Form 10-Q
period 1996-03-31
RESMED INC
filed 1996-05-14
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549



FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 1996

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
TRANSACTION PERIOD FROM ___________ TO _____________

Commission file number: 0-26038


ResMed Inc.
(Exact name of registrant as specified in its charter)


Delaware    98-015286
(State or other jurisdiction of    (I.R.S Employer
incorporation or organisation)    Identification No.)



82 Waterloo Road
North Ryde New South Wales 2113
Australia
(Address of principal executive offices)

011 61 2 878 5244
(Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1996, 7,149,908 shares of Common Stock($0.004 par value) were outstanding.

ResMed Inc. and Subsidiaries

INDEX
Part I  Financial Information                                      Page
Item 1  Financial Statements
        Condensed Consolidated Balance Sheets as of
        March 31, 1996 (unaudited) and June 30, 1995                3

        Condensed Consolidated Statements of  Income (unaudited)
        for the Three Months Ended March 31, 1996 and 1995
        and the Nine Months ended March 31, 1996 and 1995           4

        Condensed Consolidated Statements of Cash Flows (unaudited)
        for the Nine Months Ended March 31, 1996 and 1995           5

        Notes to Condensed Consolidated Financial Statements
        (unaudited)                                                 6

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         12

Part II Other Information

Item 1  Legal Proceedings                                           15

Item 2  Changes in Securities                                       15

Item 3  Defaults Upon Senior Securities                             15

Item 4  Submission of Matters to a Vote of Security Holders         15

Item 5  Other Information                                           15

Item 6  Exhibits and Reports on Form 8-K                            16

        Reports on Form 8-K with respect to the
        purchase of the business and associated
        assets of Dieter W Priess Medizintechnik
        Exhibits thereto:
        2.1  Purchase agreement dated February 7, 1996 between
             Dieter W Priess Medizinische technische Gerate
             and ResMed-Priess GmbH. (filed by reference)
        23.1 Consent of KPMG Deutsche Treuhand
             Gesellschaft. (filed by Reference)
        99.3 Press Release, dated February 12, 1996
             issued by ResMed, Inc. (filed by Reference)
Signatures                                                          17

ResMed Inc. and Subsidiaries

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in US$ thousands, except per share data)
                                                 March 31,    June 30,
                                                   1996         1995
                                                      (unaudited)
Assets
Current assets:
  Cash and cash equivalents                       $ 4,009     $ 3,256
  Marketable securities - available for sale       18,081      20,510
  Accounts receivable, net of allowance of $167
   at March 31, 1996 and $144 at June 30, 1995      5,745       3,792
  Government grants receivable                        914         825
  Inventories (note 3)                              6,137       4,350
  Prepaid expenses and other current assets           941         280
                                                  _______     ________
Total current assets                               35,827      33,013
                                                  _______     ________

Property, plant and equipment, net                  2,954       1,981
Patents, net of accumulated amortization of $240
 at March 31,1996 and $179 at June 30, 1995           177         161
Deferred income taxes                                 128         139
Goodwill, net                                       4,384           -
Other assets                                          879          19
                                                  _______     ________
Total assets                                      $44,349     $35,313
                                                  =======     ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                $ 2,313     $ 2,572
  Accrued expenses                                  2,210       2,006
  Income taxes payable                              1,449       1,081
                                                  _______     ________
Total current liabilities                           5,972       5,659
                                                  _______     ________
Long-term debt                                        861         787
                                                  _______     ________
Total liabilities                                   6,833       6,446
                                                  _______     ________
Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000
   shares authorized; none issued                       -           -
  Common Stock $0.004 par value;
   15,000,000 shares authorized; issued and
   outstanding 7,149,908 at March 31, 1996
   and 6,534,000 at June 30, 1995                      29          26
  Additional paid-in capital                       29,381      24,393
  Retained Earnings                                 7,609       4,600
  Currency translation adjustment                     497        (152)
                                                  _______     ________
                                                   37,516      28,867
Commitments and contingencies                     _______     ________
                                                  $44,349     $35,313
                                                  =======     ========

See accompanying notes to condensed consolidated financial statements.

ResMed Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(in US$ thousands, except per share data)
                                        Three Months Ended     Three Months Ended
                                             March 31,              March 31,
                                        1996         1995      1996    1995
Net revenue                           $  9,360      $ 6,380     $ 23,959     $16,755
Cost of sales                            4,774        3,046       11,990       8,167
                                      ________     ________     ________     _______
Gross profit                             4,586        3,334       11,969       8,588
                                      ________     ________     ________     _______

Operating expenses
  Selling, general and
   administrative expenses               2,902        1,956        7,501       5,248
  Research and development expenses        640          556        2,011       1,443
                                      ________     ________     ________     _______
Total operating expenses                 3,542        2,512        9,512       6,691
                                      ________     ________     ________     _______
Income from operations                   1,044          822        2,457       1,897
                                      ________     ________     ________     _______

Other income, net:
  Interest income, net                     283           36          814         121
  Government grants                        129           68          434         253
  Other income, net                        353          144          594         333
                                      ________     ________     ________     _______
Total other income, net                    765          248        1,842         707
                                      ________     ________     ________     _______

Income before income taxes               1,809        1,070        4,299       2,604
Income taxes                               602          267        1,290         652
                                      ________     ________     ________     _______
Net income                            $  1,207       $  803      $ 3,009     $ 1,952
                                      ========     ========     ========     =======

Net income per common and
common equivalent share:
  Primary                               $0.17        $0.18        $0.42        $0.45
  Assuming full dilution                $0.17        $0.18        $0.42        $0.45

Weighted average shares per common
and common equivalent outstanding:
  Primary                                7,193        4,355        7,179       4,310
  Assuming full dilution                 7,227        4,357        7,201       4,311

See accompanying notes to condensed consolidated financial statements.

ResMed Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in US$ thousands)
                                                  Nine Months Ended
                                                       March 31,

                                                   1996        1995
Cash flows from operating activities:
Net income                                       $ 3,009     $ 1,952
                                                 _______    ________
Adjustment to reconcile net income
to net cash used in operating activities:
Depreciation and amortization                        693         449
Provision for service warranties                      (8)        199
Deferred income taxes                                 11         387
Goodwill amortization                                 50           -
Foreign currency options                            (493)        (34)
Changes in operating assets and liabilities,
net of effects from acquisition:
  Accounts receivable, net                        (1,805)     (1,162)
  Government grants                                  (48)        (18)
  Inventories                                       (133)     (1,828)
  Prepaid expenses and other current assets         (585)       (120)
  Accounts payable, accrued expenses
   and income taxes payable                          270         302
                                                 _______    ________
  Net cash provided by operating activities          961         127
                                                 _______    ________
Cash flows used in investing activities:
  Purchases of property, plant and equipment        (931)     (1,141)
  Purchases of patents                               (44)          -
  Purchase of Priess                              (6,517)          -
  Purchase of non-trading investments               (350)         15
  Purchases of marketable securities -
   available for sale                            (76,392)          -
  Proceeds from sale of marketable securities -
    available for sale                            78,821           -
                                                 _______    ________
  Net cash used in investing activities           (5,413)     (1,126)
                                                 _______    ________
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock           4,991          24
  Proceeds from issuance of long-term debt             -         210
  Deferred offering costs                              -        (515)
                                                 _______    ________
  Net cash provided by (used in) financing
   activities                                      4,991        (281)
                                                 _______    ________
Effect of exchange rate changes on cash              214          52
                                                 _______    ________
Net increase (decrease) in cash
and cash equivalents                                 753      (1,228)
                                                 _______    ________
Cash and cash equivalents at beginning
of period                                          3,256       3,739
                                                 _______    ________
Cash and cash equivalents at end of period       $ 4,009     $ 2,511
                                                 =======    ========
Supplemental disclosure of cash flow information:
  Income taxes paid                                  945         600

See accompany notes to condensed consolidated financial statements.

ResMed Inc. and Subsidiaries

(1)  Organization and Basis of Presentation

     ResMed Inc. (the Company), is a Delaware corporation formed in March 1994 as a holding company for ResMed
Holdings Ltd. (RHL), a company resident in Australia. RHL designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's principal manufacturing operations are located in Australia. Other principal distribution and sales sites are located in the United States, the United Kingdom, Germany and Europe.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended
March 31, 1996 and the nine months ended March 31,1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996.

     In May 1994, the stockholders of RHL approved a reorganization and reincorporation of RHL resulting in the exchange of the shares of the outstanding common stock of RHL for the shares of the Company. In addition, effective in March 1995, the Company effected a 5:2 stock split. As a result of the reorganization, reincorporation and the stock split, the accounts within the consolidated financial statements have been restated to reflect a par value of $.004 per share. The board of directors also authorized 2,000,000 shares of $0.01 par value preferred stock. None of the preferred stock was issued or outstanding at March 31, 1996.

(2)  Summary of Significant Accounting Policies

(a)  Basis of Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b)  Revenue Recognition:

     Revenue on product sales is recorded at the time of shipment. Royalty revenue from license agreements is recorded when earned.

(c)  Cash and Cash Equivalents:

     Cash equivalents include certificates of deposit, commercial paper, and other highly liquid investments stated at cost, which approximates market.
Investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the consolidated statements of cash flows.

ResMed Inc. and Subsidiaries

(d)  Inventories:

     Inventories are stated at the lower of cost, determined principally by the first-in, first-out method, or net realizable value.

(e)  Property, Plant  and Equipment:

     Property, plant and equipment is recorded at cost.
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, generally two to 10 years. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. Straight-line and accelerated methods of depreciation are used for tax purposes.
Maintenance and repairs are charged to expense as incurred.

(f)  Patents:

     The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded, the unamortized costs are written off immediately.

(g)  Government Grants:

     Government grants revenue is recognized when earned.
Grants have been obtained by the Company from the Australian Federal Government to support continued development and export of the Company's proprietary positive airway pressure technology and to assist development of export markets in the amount of $129,000 for the three month period ended March 31, 1996 and $434,000 for the nine month period ended
March 31, 1996.

(h)  Foreign Currency:

     The consolidated financial statements of the Company's non-U.S. subsidiaries are translated into U.S.
dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at period end exchange rates, revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation effects are reflected in stockholders' equity. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

(i)  Research and Development:

     All research and development costs are expensed in the period incurred.

ResMed Inc. and Subsidiaries

(j)  Net Income per Common and Common Equivalent Share:

     Primary net income per common and common equivalent share and net income per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to outstanding options to purchase common stock as determined under the treasury stock method.

(k)  Financial Instruments:

     The carrying value of financial instruments, such as cash and cash equivalents, foreign currency option contracts, accounts receivable, accounts payable, marketable securities and long-term debt approximate their fair value. The Company does not hold or issue financial instruments for trading purposes.

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at March 31, 1996 and June 30, 1995. The
Fair Value of Financial Instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                   March 31, 199   June 30, 1995
                                  Carrying  Fair   Carrying  Fair
                                   Amount   Value   Amount  Value
(US$ in thousands)
Financial assets
     Cash and cash equivalents     4,009   4,009   3,256   3,256
     Marketable securities -
      available for sale          18,081  18,081  20,510  20,510
     Government grants receivable    914     914     825     825
     Accounts Receivable           5,745   5,745   3,792   3,792
     Other assets                    879     879      19      19
Financial liabilities
     Accounts Payable              2,313   2,313   2,572   2,572
     Long term debt                  861     861     787     787

     The carrying amounts shown in the table are included in the statement of financial position under the indicated captions.

(l)  Foreign Exchange Risk Management:

     The Company enters into various types of foreign exchange contracts in managing its foreign exchange risk, including derivative financial instruments encompassing forward exchange contracts and foreign currency options.

ResMed Inc. and Subsidiaries

(l)  Foreign Exchange Risk Management, Continued

     The purpose of the Company's foreign currency hedging activities is to protect the Company from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian manufacturing activities. The Company enters into foreign currency option contracts to hedge anticipated sales and manufacturing costs denominated in principally
Australian Dollars, Pound Sterling and Deutschmarks.
The term of such currency derivatives is rarely more than three years.

     Premiums to enter certain foreign currency options are included in other assets and are amortized over the period of the agreement in the consolidated statement of income against other income, net. At March 31, 1996 unamortized premiums amounted to $329,000.

     Unrealised gains or losses are recognised as incurred in the statement of financial position as either other assets or other liabilities and are recorded within other income, net on the Company's consolidated statement of income. Unrealised gains and losses on currency derivatives are determined based on dealer quoted prices.

     Foreign currency option contracts have been purchased in part by the issue of put options to counterparts.
As a result, should foreign exchange rates drop below a specified level, on a specific date, the Company is required to deliver certain funds to counterparts at contracted foreign exchange rates. As at March 31, 1996 none of the put options issued by the Company are excersizable as foreign exchange rates remain above the foreign exchange rates specified.

     The Company is exposed to credit-related losses in the event of nonperformance by counterparts to financial instruments, but it does not expect any counterparts to fail to meet their obligations given their high credit ratings. The credit exposure of foreign exchange options is represented by the fair value of options with a positive fair value at the reporting date.

     At March 31, 1996 the Company held foreign currency option contracts with notional amounts totalling
$44,100,000 to hedge foreign currency items. These contracts mature at various dates prior to June 30, 1998.

(m)  Income Taxes:

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes" (Statement 109).
Statement 109 requires an asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which

ResMed Inc. and Subsidiaries

(m)  Income Taxes, Continued:

     those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(n)  Priess Purchase

     On February 7, 1996 the Company's fully owned German subsidiary ResMed Priess GmbH acquired the business and associated assets of Dieter W Priess
Medizintechnik (Priess), its German distributor for $6,350,000 in cash. Priess is based in Moenchengladbach, Germany and is engaged in the sale and distribution of respiratory products. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Priess have been included in the Company's consolidated financial statements from February 7, 1996. The excess of the purchase price over the fair value of the net identifiable assets acquired of $4,461,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase agreement also provides for additional payments of up to $4,000,000 over the next four years contingent on future sales revenues of Priess. The additional payments, if any, will be accounted for as additional goodwill.

                                     $'000
Consideration
      Outflow of cash                 6,517
                                      _____
Fair value of assets acquired
      Inventory                       1,524
      Property Plant and equipment      532
                                      _____
                                      2,056
                                      _____
      Goodwill on acquisition         4,461
                                      _____
      Cash consideration              6,517
                                      =====

     The following unaudited pro forma financial information presents the combined results of operations of the Company and Priess as if the acquisition had occurred as of the beginning of the nine month periods ended March 31, 1996 and March 31, 1995, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, reduced interest income from use of IPO funds relating to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Priess constituted a single entity during such periods.

ResMed Inc. and Subsidiaries

(n)  Priess Purchase, Continued:

                              Nine Months Ended
                                   March 31,
                                  (unaudited)
                                1996       1995
                              $'000      $'000
Net sales                     27,954     21,369

Net income                     3,962      2,927

Net income per common and
common equivalent share:
       Primary                $0.55      $0.68
       Assuming full dilution $0.55      $0.68

(3)  Inventories

     Inventories were comprised of the following at March 31, 1996 and June 30, 1995:

                  March 31,  June 30,
                        1996       1995
Raw Materials        $ 2,404    $ 1,990
Work in progress         671        888
Finished goods         3,062      1,472
                     _______    _______
                     $ 6,137    $ 4,350
                     =======    =======

ResMed Inc. and Subsidiaries

Net Revenues

Net revenues increased for the three months ended March 31, 1996 to $9.4 million from $6.4 million for the three months ended March 31, 1995, an increase of $3.0 million or 47%. For the nine month period ended March 31, 1996 net revenues increased to $24.0 million from $16.8 million in fiscal 1995 an increase of $7.2 million or 43%. Both the three month and nine month increase in net revenues are primarily attributable to an increases in unit sales of the Company's flow generators and accessories in North America and Europe and additional revenues generated in Germany from the Priess business since February 7, 1996, date of acquisition. Net revenues in North America increased to $4.5 million from $3.4 million for the quarter, $12.1 million from $8.8 million for the nine months and in Europe to $3.6 million from $2.0 million for the quarter, $8.0 million from $4.7 million for the nine months, respectively.

Gross Profit

Gross profit increased for the three months ended March 31, 1996 to $4.6 million from $3.3 million for the three months ended March 31, 1995, an increase of $1.3 million or 38%. The increase resulted primarily from increased unit sales during the quarter ended March 31, 1996. Gross profit as a percentage of net revenues decreased for the three months ended March 31, 1996 to 49% from 52% in the three months ended March 31, 1995. This decrease was primarily due to a 5% increase of the Australian dollar with respect to the United States dollar over the three months ended March 1996 and to a lesser extent product mix changes.

For the nine month period ended March 31, 1996 gross profit increased to $12 million from $8.6 million in the same period of fiscal 1995 an increase of $3.4 million or 39%. Gross profit as a percentage of net revenues decreased for the nine month period ended March 31, 1996 to 50% from 51%, for the nine months ended March 31, 1995.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 1996 to $2.9 million from $2.0 million for the three months ended March 31, 1995, an increase of $946,000 or 48%. As a percentage of net revenues, selling, general and administrative expenses remained static at 31% for the quarter ended March 31, 1996 and the three months ended March 31, 1995. The increase in gross expenses was due primarily to an increase from 56 to 90 in the number of sales and administrative personnel, including 24 persons employed on acquisition of Priess, legal costs associated with ongoing legal action (refer Part II Item 1) and other expenses related to the increase in Company sales.

Selling, general and administrative expenses for the nine months ended March 31, 1996 also increased to $7.5 million from $5.2 million for the nine months ended March 31, 1995 an increase of $2.3 million or 43%. As a percentage of net revenues selling, general and administration expenses remained static at 31% for the nine months ended March 31, 1996 and 1995.

ResMed Inc. and Subsidiaries

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 1996 to $640,000 from $556,000 for the three months ended March 31, 1995, an increase of $84,000 or 15%. As a percentage of net revenues, research and development expenses for the three months ended March 31, 1996 decreased to 7% from 9% for the period ended March 31, 1996. The increase in gross research and development expenses was due to an increase from 24 to 31 in the number of engineering personnel and increased payment for consulting fees to facilitate product development of a number of new products.

For the nine month period ended March 31, 1996 research and development expenses also increased to $2.0 million from $1.4 million for fiscal 1995 an increase of $568,000 or 39%. As a percentage of net revenues research and development expenses remained relatively consistent for the nine months ended March 31, 1996 and the nine months ended March 31, 1995. The gross increase in research and development expenses for the nine months ended March 31, 1996 reflects the cost increases noted for the quarter ended March 31, 1996 relating to the development of new products.

Other Income, net

Other income, net increased for the three months ended March 31, 1996 to $765,000 from $248,000 for the three months ended March 31, 1995, an increase of $517,000 or 209%. This increase was due primarily to interest revenue of $283,000 arising from the initial public offering of the Company and net foreign exchange gains of $333,000 relating to foreign exchange option contracts. Government grant income also increased for the three months ended March 31, 1996 to $129,000 from $68,000 for the three months ended March 31, 1995 reflecting an increase in both manufacturing and research activity.

Other income, net also increased for the nine months ended March 31, 1996 to $1.8 million, from $707,000 for the nine months ended March 31, 1995 an increase of $1.1 million or 161%. The increase in other income, net over the nine month period reflects increased interest income of $693,000 relating to the initial public offering of the Company, additional government grant incomes, which increased to $434,000 from $253,000 for the nine months ended March 31, 1995 and the receipt of $242,000 from Teijin Limited of Japan for certain marketing rights for respiratory and related products in Japan.

Income Taxes

The Company's effective income tax rate for the three months ended March 31, 1996 increased to approximately 33% from approximately 25.0% for the three months ended March 31, 1995. For the nine month period ended March 31, 1996 the Company's effective income tax rate increased to 30% from 25% for the nine months ended March 31, 1995. These increases are primarily due to an increase in the Australian corporate tax rate from 33% to 36% on July 1, 1995 an effective German corporate taxation rate of 51%, partially offset by additional research and development expenses incurred in Australia for which the Company receives a 150% deduction for tax purposes.

ResMed Inc. and Subsidiaries

Liquidity and Capital Resources

As of March 31, 1996 and June 30, 1995, the Company had cash and cash equivalents and marketable securities available for sale of approximately $22.1 million and $23.8 million, respectively. The Company's working capital approximated $29.9 million and $27.4 million, at March 31, 1996 and June 30, 1995, respectively. The increase in working capital balances reflects the increase in cash balances arising from increased selling activity, the receipt of approximately $5 million from the exercise of 153,000 stock options and the exercise, by the underwriters of the Company's initial public offering of their full over allotment of 450,000 shares at a net offering price of $10.23 per share. These increases were offset by the payment of $6.5 million to acquire the Priess business.

During the nine months ended March 31, 1996, the Company's operations generated $961,000 cash from operations, primarily as a result of increased profit from operations offset partially by increases in both inventory for new product introductions and accounts receivable due to increased sales. During the nine months ended March 31, 1995 approximately $127,000 of cash was generated from operations.

The Company's capital expenditures for the nine month period ended March 31, 1996 and 1995 aggregated $7.4 million and $1.1 million, respectively. The majority of the expenditures in the nine month period ending March 31, 1996 relate to the purchase of Priess, the purchase of production tooling and equipment and, to a lesser extent, office furniture, computers and research and development equipment. As a result of these capital expenditures, the Company's March 31, 1996 balance sheet reflects net property plant and equipment of approximately $3.0 million at March 31, 1996, compared to $2.0 million at June 30, 1995.

The results of the Company's international operations are affected by changes in exchange rates between currencies. Changes in exchange rates may negatively affect the Company's consolidated net sales and gross profit margins from international operations. The Company is exposed to the risk that the dollar-value equivalent of anticipated cash flows will be adversely affected by changes in foreign currency exchange rates. The Company manages this risk through foreign currency option contracts.

In May 1993, the Australian Federal Government agreed to lend the Company up to $800,000 over a six year term. Such loan bears no interest for the first three years and bears interest at a rate of 3.8% thereafter until maturity. The outstanding principal balance of such loan was $861,000 and $787,000 at March 31, 1996 and June 30, 1995, respectively.

ResMed Inc. and Subsidiaries

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings

     In October 1994, in Australia, a patent held by ResMed was revoked on appeal on grounds that the patent was not entitled to claim priority to a "provisional" application, which was filed before the inventor's publication. As a result of this claim, ResMed based in part on advice from legal counsel, at June 30, 1994 accrued approximately $300,000 for costs associated with this patent litigation which remains outstanding at March
31, 1996. This amount is included in accrued expenses on the consolidated balance sheets.

     In January 1995, the Company filed a complaint for patent infringement in the United States District Court against Respironics Inc., a Delaware registered company. In response, in February 1995, Respironics filed a complaint against the Company that asserts, (i) Respironics does not infringe the subject patents; and (ii) that the subject patents are invalid and unenforceable.
Management believes, based in part on advise from legal counsel, that this action will not have a material adverse effect on the operations or financial position of the Company.

     In May 1995, Respironics and its Australian distributor filed a statement of claim against the Company and its President in the Federal Court of Australia, New South
Wales District Registry. The statement of claim alleges that the Company engaged in unfair trade practices, including misuse of the power afforded by its Australian patents and dominant market position in violation of the Australian Trade Practices Act. The statement of claim asserts damage claims in the aggregate amount of approximately $730,000, constituting lost profit on sales. While the Company intends to defend this action vigorously, there can be no assurance that the Company will be successful in defending such action or that the Company will not be required to make significant payments to the claimants. Furthermore, the Company expects to incur ongoing legal costs in defending such action.


Item 2.  Changes in Securities

     None

Item 3.    Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

ResMed Inc. and Subsidiaries
Item 6.  Exhibits and Report on Form 8K

Exhibits

     27.1  Financial Data Schedule

Report on Form 8-K

     The Company lodged a report under item 2 of Form 8-K and an amended report under Item 2 of Form 8-K on February 21, 1996 and April 26, 1996, respectively to reflect the acquisition of the business of Priess Medizintechnik on February 7, 1996. Incorporated within the initial report on Form 8-K and the amended report on Form 8-K, the Company lodged the following:

  *  Audited Financial Statements of Dieter W Priess
     Medizintechnik for the years ended December 31, 1995 and December 31, 1994, respectively.

  *  Independent Auditors Report therein dated March 27, 1996.

  *  Unaudited Proforma Condensed Consolidated Financial
     Statements of ResMed, Inc. as of December 31, 1995 for the year ended June 30, 1995 and the six months ended December 31, 1995, respectively.

Exhibits thereto

     2.1  Purchase Agreement dated February 7, 1996 between
          Dieter W Priess Medizinische technische Gerate and ResMed-Priess GmbH (I, GR).

     23.1 Consent of KPMG Deutsche Treuhand Gesellschaft.

     99.3 Press Release, dated February 12, 1996, issued by ResMed,
          Inc.

ResMed Inc. and Subsidiaries



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.



ResMed Inc.






Peter C Farrell
Peter C Farrell
President and Chief Executive Officer





Adrian M Smith
Adrian M Smith
Vice President Finance and Chief Financial Officer