Form 10-K
period 1996-06-30
RESMED INC
filed 1996-09-27
CIK 943819

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C 20549
                              _________________

                                  FORM 10-K
                              _________________

            (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                        COMMISSION FILE NUMBER 0-26038

                                 RESMED INC.
            (Exact name of Registrant as specified in its Charter)

     DELAWARE                                         98-0152841
     (State  or  other  jurisdiction  of          (I.R.S.  Employer
     incorporation  or  organization)          Identification  No.)

                           5744 PACIFIC CENTER BOULEVARD
                                      SUITE 311
                                SAN DIEGO  CA  94104
                              UNITED STATES OF AMERICA
                   (Address of principal executive offices)

                                    619 622 2040
             (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                        COMMON STOCK, $.004 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

     Yes              X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (S 229.405 of this Chapter) is not contained herein and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
Form  10-K  or  any  amendment  to  this  Form  10-K(          ).

The aggregate market value of the voting stock held by non-affiliates of Registrant as of September 23, 1996, computed by reference to the closing sale price of such stock on the NASDAQ Stock Market, was approximately $125,082,814 (All directors and executive officers of Registrant are considered affiliates.)

At September 23, 1996, Registrant had 7,183,330 shares of Common Stock, $.004 par value, issued and outstanding.

Portions of Registrant's Annual Report to Stockholders for the period ended June 30, 1996 are incorporated by reference into Part I of this report. Portions of Registrant's definitive Proxy Statement for its November 12, 1996 meeting of stockholders are incorporated by reference into Part III of this report.

                                    PART I

Item  1.          Business

     Overview

     ResMed Inc., a Delaware corporation, was formed in March 1994 as the ultimate holding company for its Australian, European and United States operating subsidiaries. On June 1, 1995 the Company completed an initial public offering of common stock and on June 2, 1995 the Company's common stock commenced trading on the NASDAQ Stock Market. Its Australian subsidiary ResMed Holdings Limited ("RHL") was originally organized in 1989 by Dr. Peter Farrell to acquire from Baxter Center for Medical Research Pty Limited ("Baxter"), the rights to certain technology relating to nasal Continuous Positive Airway Pressure ("CPAP") treatment of Obstructive Sleep Apnea ("OSA"), as well as
Baxter's existing CPAP device business. Baxter had sold CPAP devices in Australia since 1988, having acquired the rights to the technology in 1987 from Dr. Colin Sullivan of the University of Sydney, who invented nasal CPAP for the treatment of OSA. The Company and its subsidiaries, since 1989, have specialized in the design, manufacture and marketing of patented nasal CPAP equipment for the diagnosis and treatment of OSA.

     Recent  Developments

     The Company acquired the distribution business of both Dieter W Priess Medtechnik and Premium Medical SARL its German and French distributors on February 7, 1996 and June 12, 1996, respectively. The acquisition of the German Distributor, for US$6,500,000 was the subject of a separate report on Form 8K and amendment to a report on Form 8K which were filed with the Securities Exchange Commission on February 21, 1996 and April 26, 1996, respectively.

     The Company in July and August 1996 respectively received FDA clearance to market its AutoSet(Trademark) Portable diagnostic products, AutoSet(Trademark) Clinical devices and its VPAP(Registered Trademark)II ST bilevel CPAP. The VPAP(Registered Trademark)II ST bilevel device features spontaneous and timed mode operation.

     Obstructive  Sleep  Apnea

     OSA is a breathing disorder in which an individual experiences a temporary collapse of the upper airway during sleep. This restricts breathing and severely disrupts the individual's sleep. Sleep is a complex neurological process that includes two distinct states: rapid eye movement ("REM") sleep and non-rapid eye movement ("non-REM") sleep. REM sleep, which occurs during about 20-25% of sleep in adults, is characterized by a high level of brain activity, bursts of rapid eye movement, increased heart and respiration rates, and paralysis of many muscles. Non-REM sleep is subdivided into four stages that generally parallel sleep depth: stage 1 is the lightest and stage 4 is the deepest. The inability of an individual to experience adequate amounts of REM and deeper levels (stages 3 and 4) of non-REM sleep results in daytime tiredness and reduced cognitive function, both of which are characteristic of OSA.
- -2-

     Normally,  during  REM  sleep  and  deeper levels of non-REM sleep, upper airway muscles relax and the airway narrows. The upper airway has no rigid support and is held open by active contraction of upper airway muscles. Individuals with narrow upper airways or poor muscle tone are prone to upper airway closure during sleep (an "apnea"), resulting in an inability to breathe, or near closure (an "hypopnea") which causes snoring and breathing difficulties. These breathing irregularities result in a lowering of blood oxygen concentration, and after 10 seconds or more, the brain reacts to the lack of oxygen and signals the body to respond. Typically, the individual subconsciously arouses from REM sleep or from Stages 3 or 4 of non-REM sleep to Stages 1 or 2 of non-REM sleep, causing the throat muscles to contract, thus opening the airway. After a few gasping breaths, blood oxygen levels increase and the individual can resume a deeper sleep until the cycle repeats itself. The cycle of complete or partial upper airway closure with subconscious arousal to lighter levels of sleep can be repeated as many as several hundred times during six to eight hours of sleep. Sufferers of OSA typically experience ten or more such cycles per hour and as a result experience clinical symptoms of OSA, such as excessive daytime sleepiness or reduced cognitive function. These awakenings greatly impair the quality of sleep, although the individual is not normally aware of these disruptions.

     Sleep fragmentation and the loss of the deeper levels of sleep caused by OSA can lead to excessive daytime sleepiness, reduced cognitive function (including memory loss and lack of concentration) and irritability. OSA has been associated with employment difficulties, marital discord, impotence and other adverse effects. Patients with OSA have been shown to have impaired daytime performance in a variety of cognitive functions including problem solving, response speed and visual motor coordination. Certain studies have linked OSA to increased occurrences of traffic and workplace accidents. OSA sufferers also may experience an increase in heart rate and an elevation of blood pressure during the cycle of apneas. Several reports indicate that the oxygen desaturation, increased heart rate and elevated blood pressure caused by OSA may be associated with increased risk of cardiovascular morbidity and mortality due to angina, stroke and heart attack.

     The  Market

     In its "Wake Up America" report to Congress in 1993, the National Commission on Sleep Disorders Research estimated that approximately 40 million individuals in the United States suffer from chronic disorders of sleep and wakefulness, such as sleep apnea, insomnia and narcolepsy. According to this report, sleep apnea is the most common sleep disorder, affecting approximately 20 million individuals in the United States. Nearly 6.5 million of these persons over the age of 30 experience moderate to severe forms of sleep apnea.
 However, there is a general lack of awareness of OSA among both the medical community and the general public, which has led to a corresponding failure to diagnose the disorder. It is estimated that less than 3% of those persons afflicted by OSA know the cause of their fatigue or other symptoms. Health care professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as fatigue, snoring and irritability are characteristic of OSA.
- -3-

     While OSA has been diagnosed in a broad cross-section of the population, it is predominant among middle-aged men and those who are obese, smoke, consume alcohol in excess or use muscle-relaxing drugs. In addition, patients who are being treated for certain other conditions, including those undergoing dialysis treatment or suffering from diabetes, are medically predisposed to OSA.

     Generally, an individual seeking treatment for the symptoms of OSA is referred by a general practitioner to a specialist, such as a pulmonologist, neurologist or psychiatrist for further evaluation. The diagnosis of OSA typically requires monitoring the patient during sleep at either a sleep
clinic  or  the  patient's  home.    During  overnight  testing,  respiratory
parameters and sleep patterns are monitored along with other vital signs such as blood pressure, heart rate and blood oxygen levels. These tests allow sleep clinicians to detect any sleep disturbances such as apneas, hypopneas or subconscious awakenings.

     The Company estimates that there are currently more than 1,200 sleep clinics in the United States, a substantial portion of which are affiliated with hospitals. Sleep clinics generally range in size from one to six beds. The number of sleep clinics has expanded significantly from approximately 100 such facilities in 1985. The Company believes that despite the increase in sleep clinics, testing facilities currently remain inadequate to address the large population of undiagnosed OSA sufferers.

     Existing  Therapies

     Prior to 1981, the primary treatment for OSA was a tracheotomy, a surgical procedure to cut a hole in the patient's windpipe to create a channel for airflow. Most recently, surgery has involved either uvulopalatopharyngoplasty ("UPPP"), in which surgery is performed on the upper airway to remove excess tissue and to streamline the shape of the airway, or mandibular advancement, in which the lower jaw is moved forward to widen the patient's airway. UPPP alone has a poor success rate; however, when performed in conjunction with mandibular advancement, a greater success rate has been claimed. This combined procedure, performed by highly specialized surgeons, is expensive and involves prolonged and often painful recovery periods.

     Nasal CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the Chairman of the Company's Medical Advisory Board. CPAP systems were commercialized for treatment of OSA in the United States in the mid 1980's. Today, use of nasal CPAP, although not a medical cure for OSA, is generally acknowledged as the most effective and least invasive treatment for OSA, allowing the individual to enjoy a more normal sleep pattern. The Company estimates that during 1995, CPAP treatment was prescribed for over 100,000 new patients in the United States.
- -4-

     During nasal CPAP treatment, a patient sleeps with a nasal mask connected to a small portable air flow generator that delivers room air at a predetermined positive pressure. The patient breathes in air from the air flow generator and breathes out through an exhaust port in the mask. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed. Upon diagnosis of OSA and the decision to prescribe CPAP treatment for an OSA sufferer, the physician must determine an appropriate pressure setting for the CPAP device. This pressure titration (adjustment) procedure typically occurs in the sleep clinic while the patient sleeps using the CPAP device, and a technician manually increases the pressure until sleeping and breathing are normalized. After determination of the proper therapeutic pressure, the patient is prescribed a nasal CPAP device set to that pressure for home use.

     CPAP is a treatment and not a cure for OSA, and therefore, must be used on a nightly basis for life. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the
CPAP  device  operating  at  the  prescribed  pressure.    Recently,  product
innovations to improve patient comfort and compliance have been developed. These include more comfortable mask systems, delay timers which gradually raise air pressure allowing the patient to fall asleep more easily, and bi-level air flow generators which provide different air pressures for inhalation and exhalation.

     Business  Strategy

     The Company believes that the number of OSA patients receiving treatment will increase in the future due to several factors, including increased awareness of OSA, an increase in the number and capacity of sleep clinics, and improved products for the diagnosis and treatment of OSA at home. The Company's strategy for the expansion of its business operations consists of the following key elements.

     Continue Product Development and Innovation. The Company believes that it is a leading innovator in nasal CPAP technology for the treatment of OSA and that its continued product development and innovation will be a key factor in its success. Since its founding, the Company has introduced product advancements and improvements designed to increase patient comfort and encourage compliance, such as delay timers, heated humidifiers, and pliable Bubble Masks(Trademark). The Company is currently developing a range of automatic CPAP devices, including further developments of its existing range of AutoSet(Trademark) products, that are designed to continually adjust CPAP pressure to meet changing individual patient's needs and to eliminate the need for manual pressure titration.

     Expand Market Presence. The Company currently markets its products in 40 countries through a network of independent distributors, the Company's direct sales force and manufacturers' representatives. The Company intends to increase its sales and marketing efforts in its current markets, particularly Europe and the United States, as well as to continue expansion into new countries.
- -5-

     Increase Public and Clinical Awareness. The Company intends to promote awareness of the prevalence of, and treatment alternatives for, OSA with three main groups: (1) the population with predisposition to OSA; (2) primary care physicians and other specialists, such as cardiologists and anesthesiologists; and (3) special interest groups, such as sleep disorder support groups. The Company is working with other physicians to explore new medical applications for nasal CPAP, including the treatment of post-operative surgery patients and pediatric patients, such as premature babies and infants at risk of Sudden Infant Death Syndrome.

     Products

     The Company designs, manufactures and markets nasal CPAP equipment for the diagnosis and treatment of OSA. These products consist of air flow generators, which are small, portable devices that provide a preset positive airway pressure, air delivery systems that include nasal masks, tubing and headsets that connect the airflow generator to the patient and AutoSet diagnostic equipment. In addition, the Company markets accessories to improve patient comfort, convenience and compliance, such as heated humidifiers. The Company also distributes Compumedics laboratory and portable sleep diagnostic products.

     Air  Flow  Generators

     The Company manufactures and markets a broad range of air flow generators which are sold to the end user at prices which vary from approximately $1,000 to $3,000, depending primarily upon the model, features and country of sale. Air flow generators accounted for approximately 61%, 66% and 68% of the Company's net revenues in 1994, 1995 and 1996, respectively.

     CPAP.    The  Company's  CPAP  air  flow  generators  consist  of  the
SULLIVAN(Registered  Trademark)  III,  SULLIVAN(Registered  Trademark)  IV and
SULLIVAN(Registered Trademark) V series. The SULLIVAN(Registered Trademark) III, SULLIVAN(Registered Trademark) IV and SULLIVAN(Registered Trademark) V offer a range of enhancements to the Company's initial CPAP products, released in 1989 and 1991. The Company's primary air flow generator prior to July 1995 was the SULLIVAN(Registered Trademark) III, which weighs less than five pounds, is about four inches high and conveniently fits under most beds. The SULLIVAN(Registered Trademark) V range of flow generators which feature a 20% reduction in physical size when compared to the SULLIVAN(Registered Trademark) III was introduced in July 1995 and is now the Company's main air flow generator product. The SULLIVAN(Registered Trademark) V line of flow generators consists of three individual models with each model providing a range of features depending upon the needs of patients. Each model continuously delivers a fixed positive pressure air flow to the patients.

     VPAP(Registered  Trademark).    Since  the  introduction  of  the
SULLIVAN(Registered Trademark) VPAP(Registered Trademark) flow generator in 1994, the Company has released a number of Variable Positive Airway Pressure
(VPAP) flow generators which it believes improve patient comfort by applying different air pressures for inhalation and exhalation. These features are particularly beneficial for those patients with impaired breathing ability who need high levels of air pressure for inhalation as well as less resistance for exhalation.

     At June 1996 the Company had two main VPAP flow generators, the SULLIVAN(Registered Trademark) VPAP(Registered Trademark)II and SULLIVAN(Registered Trademark) Comfort. Both units were released in March 1996 and feature improved pressure switching and reduced noise. In August 1996 the Company received FDA approval for the marketing and sale of the VPAP(Registered Trademark)II ST flow generator, a bilevel pressure VPAP(Registered Trademark) device with timed and spontaneous/timed breathing modes of operation.
- -6-

     Air Flow Generators Under Development. The Company is developing the patented AutoSet(Trademark) CPAP devices for home use which are designed to automatically adjust air pressure as needed on a breath by breath basis. The Company markets similar devices for use in sleep clinics (AutoSet(Trademark) Clinical) in Europe and the rest of the world. The Company obtained FDA clearance for the AutoSet(Trademark) Clinical in July 1996 which conducts automated assessment of sleep apnea and the CPAP pressure required by patients. While conventional CPAP units operate at a fixed CPAP pressure, the actual pressure required for effective treatment of OSA can vary depending on factors such as weight change, alcohol consumption, sedative use, stage of sleep and body position. The AutoSet(Trademark) device is designed to detect the patient's level of airway resistance and to continually adjust the air pressure to the appropriate therapeutic level throughout the night. The Company is developing a version of AutoSet(Trademark) which will record airway resistance and actual levels of therapeutic air pressure during home use for later review by sleep physicians for diagnostic purposes. The Company is also developing a CPAP device for use with infants and children, the pediatric CPAP, which incorporates features such as tamper-resistant controls and certain alarms.

     The  following  table  lists  the  Company's  air  flow  generator  products.



Product                                 Features                                           Date of Commercial Introduction
- --------------------------------------  ------------------------------------------------   -------------------------------

SULLIVAN(Registered Trademark) III      Microprocessor-controlled, fixed-pressure             May 1993*
                                        portable device with tamper resistant key
                                        pad for easier pressure setting

SULLIVAN(Registered Trademark) IV       Fixed-pressure portable device with                   October 1994**
                                        reduced noise levels

SULLIVAN(Registered Trademark) V        A range of compact portable fixed-pressure            July 1995
                                        devices with various features to facilitate
                                        patient comfort

SULLIVAN(Registered Trademark) VPAP     Dual pressure portable device provides                March 1996
(Registered Trademark)II                different pressure levels for inhalation and
                                        exhalation features improved pressure
                                        switching and reduced noise output and
                                        spontaneous breath triggering

SULLIVAN(Registered Trademark) COMFORT  Limited featured dual pressure device                 March 1996

SULLIVAN(Registered Trademark) VPAP     Dual pressure portable device with                    April 1996
(Registered Trademark)II ST             spontaneous and spontaneous/timed breath
                                        triggering modes of operation

AutoSet(Trademark) Clinical             Micro processor controlled, automatically.            May 1996
                                        and continuously adjusts pressure in
                                        response to patient's needs.  Stores data for
                                        subsequent evaluation.  For use in sleep
                                        labs to aid diagnosis

AutoSet(Trademark)  Portable            Portable version of AutoSet(Trademark) Clinical with  In development dedicated processor units, for home use
                                        sleep studies

AutoSet(Trademark)  Home                AutoSet(Trademark) Home treatment version,            In development
                                        encompassing automatic and continuous
                                        pressure adjustment

Pediatric CPAP                          Microprocessor-controlled, fixed-pressure,            In development
                                        portable device for infants and children

*  Received  FDA  clearance  in  March  1994
**  The  SULLIVAN(Registered  Trademark)  IV  currently  is  being  sold  only  outside  the  United  States

- -7-

The Company provides optional features including a patented delay timer, which allows the patient to select the time over which a gradual transition to full therapeutic pressure is achieved, allowing the patient to fall asleep more easily. Another feature, the SmartStart(Trademark) function, automatically starts airflow when the patient breathes into the mask and stops airflow upon removal of the mask. Some models record the number of hours a patient receives therapy, permitting physicians to monitor patient compliance. Most units come equipped with a carrying bag for enhanced portability. In addition, every unit has international electric voltage compatibility.

     Mask  Systems,  Accessories  and  Other  Products

     Mask systems, accessories and other products accounted for approximately 37%, 30% and 30% of the Company's net revenues in 1994, 1995 and 1996, respectively.

     Mask  Systems

     The Company's mask system includes the mask frame, a nasal cushion, and headgear to secure the nasal cushion to the face.

     The Company's Bubble Mask(Trademark) includes a patented Bubble Cushion(Trademark) which represents a significant advance in patient comfort. Introduced in 1991, the Bubble Cushion(Trademark) contains a silicone membrane which readily adjusts to a patient's facial contours. Air pressure seals the thin membrane around the patient's nose, thereby minimizing air leakage and the possibility of skin irritation from repeated usage. The Company's headgear includes the ResCap(Registered Trademark) which has a five-point attachment method of stabilizing the Bubble Cushion(Trademark) on the patient's nose.

     In addition, in July 1995 the Company introduced the modular mask frame which features T Bar forehead pads to prevent sideways movement of the frame and provide maximum stability.

     Typically, patients replace masks or mask cushions every 12 to 18 months, at a cost of approximately $100-$200 depending upon the model. Bubble Masks(Trademark) are available in a variety of sizes and are sold independently of the Company's air flow generators either as replacement products or with other manufacturers' air flow generators. The Company also manufactures the Bubble Mask(Trademark) on an OEM basis for Nellcor Puritan Bennett, one of its competitors.

     Accessories  and  Other  Products

     In order to enhance patient comfort, convenience and compliance, the Company markets a variety of other products and accessories. These products include humidifiers which connect directly with the CPAP and VPAP air flow generator to moisten (humidify) and, if desired, heat air delivered to the patient. This prevents the drying of nasal passages which can cause discomfort upon repeated use of the system. Other optional accessories include carry bags to carry portable flow generators, replacement filters.

     Clinical  Support

     The Company also manufactures products that are used primarily in sleep clinics and hospitals to monitor key respiratory parameters. These products consist of CPAP devices together with additional diagnostic tools to assist clinicians in the diagnosis of OSA and establishment of therapeutic pressures necessary to treat OSA suffers.
- -8-

     CPAP Clinical Interface. Introduced in October 1995, the Universal Control Unit (UCU) is a diagnostic and monitoring device that is used by clinicians to measure and adjust the pressures being delivered by either the Company's CPAP or VPAP devices to a patient undergoing a sleep study. The clinical interface allows the clinician to conduct this review and adjustment from a remote location within the sleep lab. In the United States, clinical interface devices are typically provided to clinics by the Company without charge in order to increase clinical awareness and interest in the Company's products.

     The SULLIVAN(Registered Trademark) Compliance Application (SCAN), introduced in October 1995 comprises the software necessary to download compliance data from flow generators with recording capabilities. In connection with a modem, this product allows compliance data to be downloaded from a flow generator in a patients name direct to the sleep laboratory.

     AutoSet(Trademark) Clinical. The Company's AutoSet(Trademark) Clinical allows the clinical real-time observation and review by a clinician of respiratory parameters during a sleep study. AutoSet(Trademark) Clinical incorporates a PC-based monitoring device which permits real-time diagnosis of patient airway resistance. This device may also be used in the therapeutic mode for automatic breath-by-breath adjustment to maintain an open airway. AutoSet(Trademark) Clinical received FDA clearance in July 1996. The Company is currently developing an AutoSet(Trademark) CPAP device for home use

     Product  Development

     The Company is committed to an ongoing program of product advancement and development. During the past year, the Company introduced several new products, including SULLIVAN(Registered Trademark) VPAPII, SULLIVAN(Registered Trademark) V, SULLIVAN(Registered Trademark) Comfort, AutoSet(Trademark)
Clinical  and  improved  nasal  masks.    Currently,  the  Company's  product
development efforts are focused on automated CPAP systems, improved mask systems and manufacturing cost-reduction programs.

     The Company consults with physicians at major sleep centers throughout the world to identify technology trends in the treatment of OSA. Some of these physicians currently serve on the Company's Medical Advisory Board. New product ideas are also identified by the Company's marketing staff, direct sales force, network of distributors and manufacturers' representatives. Typically, new product development is then performed by the Company's internal development staff in collaboration with Dr. Sullivan and his colleagues at the Royal Prince Alfred Hospital, the University of Sydney, and other research groups around the world.

     In each of the three fiscal years ended June 30, 1994, 1995 and 1996, the Company expanded $1,546,000, $1,996,000 and $2,841,000 respectively, on research and development.

     Sales  and  Marketing

     The Company currently markets its products in 40 countries using a network of distributors, independent manufacturers' representatives and its direct sales force. The Company attempts to tailor its marketing approach to each national market, based on regional awareness of OSA as a health problem, physician referral patterns, consumer preferences and local reimbursement policies.

     North America. In the United States, the Company's marketing activities are conducted through a field sales organization comprised of 11 direct
sales  employees,  including  three  regional  sales  managers,  and   18
independent manufacturers' representatives' organizations. The Company's United States field sales organization markets and sells the Company's products primarily to more than 1,500 home health care dealer branch locations
throughout  the  United  States.    The  Company also  promotes and  markets
its products directly to sleep clinics. Patients who are diagnosed with OSA and prescribed CPAP treatment are typically referred by
- -9-
the diagnosing sleep clinic to a home health care dealer to fill the prescription. The home health care dealer, in consultation with the referring physician, will assist the patient in selecting the equipment, fits the patient with the appropriate mask and set the flow generator pressure to the prescribed level. In the United States, sales employees and manufacturers' representatives are managed by the three regional sales managers and the Company's national sales manager. A marketing manager, responsible for marketing in the United States and Canada, is based in the Company's office in San Diego. The Company's Canadian sales are conducted through a Canadian distributor. Sales in North America accounted for 47%, 53% and 49% of the Company's total net revenues for the fiscal year's ended June 30, 1994, 1995 and 1996, respectively.

     Europe. The Company markets its products in most major European countries. In countries other than the United Kingdom, Germany and France, in each of which the Company has fully owned subsidiaries, the Company uses independent distributors to sell its products. These distributors have been selected in each country based on their knowledge of respiratory medicine as well as a commitment to nasal CPAP therapy. In each country in which the Company has a subsidiary a local senior manager is responsible for direct national sales. The Group's Senior Vice President, is responsible for coordination of all European distributors and, in conjunction with local management, the direct sales activity in Europe. In addition, the Company uses a consultant in Switzerland to assist in sales and marketing efforts for selected European countries. Sales in Europe accounted for 30%, 29% and 36% of the Company's total net revenues for the fiscal year's ended June 30, 1994, 1995 and 1996, respectively.

     Australia/Rest of World. Prior to May 1994, the Company was the exclusive source of nasal CPAP air flow generator units in Australia as a result of ResMed Limited's ownership of Dr. Sullivan's original nasal CPAP patent. This patent, which covered the CPAP method of treating, and the device for treatment of, OSA, was challenged by the Australian distributor for Respironics and, in May 1994, was revoked by an Australian appeals court in reliance on issues specific to Australian patent law. Such revocation permits competitors to market CPAP products in Australia. Consequently, the Company's dominant market share in Australia has decreased in 1996. In May 1996 the Company concluded an exclusive distribution agreement with Medical Gases of Australia, the largest sleep medicine distributor in Australia, in an effort to secure the Company's existing market position. As part of this agreement the Company agreed to cease direct sales activities in Australia.

     Marketing in the rest of the world is the responsibility of the Vice President of Sales and Marketing based in Sydney, Australia. Sales in
Australia and the rest of the world accounted for 23%, 18% and 15% of the Company's total net revenues for the fiscal year's ended June 30, 1994, 1995 and 1996, respectively.

     Medical Gases of Australia accounted for approximately 18%, 10% and 7% of net sales in 1994, 1995 and 1996, respectively, and another customer, Priess Med Technik, prior to the acquisition of its business by ResMed in February 1996, accounted for approximately 19%, 15% and 8% of net sales in 1994, 1995 and 1996, respectively.
- -10-

     Manufacturing

     The Company performs its manufacturing operations at its facility in Sydney, Australia. The Company's manufacturing operations consist primarily of assembly and testing of the Company's air flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of the Company's diagnostic and therapeutic sleep disorder products, most are off-the-shelf items available from multiple vendors. Several components, such as printed circuit boards and plastic moldings, are produced by third parties to meet certain specifications established by the Company. Two key components of each of the Company's CPAP devices are purchased from two single source suppliers. The Company is currently qualifying additional sources of supply for these components. The Company's quality control group performs tests at various steps in the manufacturing cycle to ensure compliance with the Company's specifications. See Note 13 to Notes to Consolidated Financial Statement.

     The Company generally manufactures to its internal sales forecasts and fills orders as received and as a result has no significant backlog of orders for its products. The Company uses management information systems to integrate its manufacturing planning, billing and accounting systems.

     Service  and  Warranty

     The Company offers one-to-two year limited warranties on its airflow generator products. Warranties on mask systems are for 90 days. In most markets, the Company relies on its distributors to repair the Company's products with parts supplied by the Company. In the United States, home health care dealers generally arrange shipment of products to the Company's San Diego facility for repair.

     The Company has received returns of its products from the field for various reasons. The Company believes that the level of returns it has experienced to date is consistent with levels typically experienced by manufacturers of similar devices. The Company provides for warranties and returns based on historical data.

     Patents  and  Proprietary  Rights  and  Related  Litigation

     The Company, through its subsidiary ResMed Limited, owns or has licensed rights to five issued United States patents and eleven issued foreign patents.
 In addition, there are six pending United States patent applications and twelve pending foreign patent applications. Some of these patents and patent applications relate to significant aspects and features of the Company's products. These include United States patents relating to CPAP devices, a delay timer system, the Bubble Mask, and an automated means of varying air pressure based upon a patient's changing needs during nightly use, such as that employed in the Company's AutoSet Device. No patents are due to expire in the next five years.

     The Company relies on a combination of patents, trade secrets, non-disclosure agreements and proprietary know-how to protect its proprietary technology and rights. ResMed Limited is pursuing an infringement action against one of its competitors (Respironics, Inc.) and is investigating possible infringement by others.

     In October 1994, in Australia, a patent held by ResMed was revoked on appeal on the grounds that the patent was not entitled to claim priority to a "provisional" application, which was filed before the inventor's publication. As a result of this claim, ResMed based in part on advice from legal counsel, at June 30, 1994 accrued approximately $300,000 for costs associated with this patent litigation which remains outstanding at June 30, 1996. This amount is included in accrued expenses on the consolidated balance sheet.
- -11-

     Additional litigation may be necessary to enforce patents issued to the Company, to protect the Company's proprietary rights, or to defend third-party claims of infringement by the Company of the proprietary rights of others. Patent laws regarding the enforceability of patents vary from country to country. Therefore, there can be no assurance that patent issues will be uniformly resolved, or that local laws will provide the Company with consistent rights and benefits.

     ResMed Limited is also defending alleged breaches of the Australian Trade Practices Act in a suit, claiming damages of $730,000 brought in Sydney
Australia by Respironics and their Australian distributor. This action relates to ResMed Limited exercising its rights to the Australian original CPAP patent, which was revoked by the Federal Court of Australia in 1994.

     Third-Party  Reimbursement

     The cost of medical care is funded in substantial part by government and private insurance programs. Although the Company does not generally receive payments for its products directly from these payors, the Company's success is dependent upon the ability of patients to obtain adequate reimbursement for the Company's products. In most markets, the Company's products are purchased primarily by home health care dealers, hospitals or sleep clinics, which then invoice third-party payors directly.

     In the United States, third-party payors include Medicare, Medicaid and corporate health insurance plans. These payors may deny reimbursement if they determine that a device has not received appropriate FDA clearance, is not used in accordance with cost-effective treatment methods, or is experimental, unnecessary or inappropriate. Third-party payors are also increasingly challenging prices charged for medical products and services, and certain private insurers have initiated reimbursement systems designed to reduce health care costs. The trend towards managed health care and the concurrent growth of HMOs which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care, may result in lower prices for the Company's products.

     In some foreign markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of the Company's products subject, however, to constraints such as price controls or unit sales limitations.

     In Australia and in other foreign markets, such as the United Kingdom and Japan, there is currently limited or no reimbursement for devices that treat OSA.

     Government  Regulations

     The Company's products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA Good Manufacturing Procedures
(GMP) and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and regulations of relevant foreign agencies abroad. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing, distribution, and record keeping for such products, in order to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Noncompliance with applicable requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution.
- -12-

     The FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance or a premarket approval ("PMA") prior to it being introduced into the market. The Company's products currently marketed in the United States are marketed in reliance on a 510(k) pre-marketing clearance. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and often clinical data, which in some cases can be extensive, to demonstrate that the device is "substantially equivalent" to a device that was on the market prior to 1976 or to a device that has been found by the FDA to be "substantially equivalent" to such a pre-1976 device. As a result, FDA clearance requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high risk devices or those that are used to support or sustain human life, may take several years and requires the submission of extensive performance and clinical information.

     As a medical device manufacturer, the Company is subject to inspection on a routine basis by the FDA for compliance with the FDA's current GMP regulations which impose procedural and documentation requirements with respect to manufacturing and quality control activities. The Company believes that its manufacturing and quality control procedures meet the requirements for the regulations.

     Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain approvals by foreign countries may vary from that required for FDA approval.

     Competition

     The markets for the Company's products are highly competitive. The Company believes that the principal competitive factors in all of its markets are product features, reliability and price. Reputation and efficient distribution are also important factors. Patent protection could also become an important issue in the future.

     The Company competes on a market-by-market basis with various companies, some of which have greater financial and marketing resources than the Company.
 In the United States, its principal market, Respironics, Healthdyne Technologies, DeVilbiss and Nellcor Puritan Bennett are the primary competitors for the Company's CPAP products. The Company's principal European competitors are also Respironics, Healthdyne Technologies, DeVilbiss and Nellcor Puritan Bennett, as well as regional European manufacturers.

     Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and regulatory approval processes and supply commercial quantities of the product to the market are expected to be important competitive factors.
- -13-

     Employees

     As of June 30, 1996, the Company had 229 employees including eight full time consultants, 111 persons in warehousing and manufacturing, 28 in research and development, 54 in sales and marketing and 36 in administration. Of the Company's employees and consultants, 163 are located in Australia, 33 in the United States and 33 in Europe. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Medical  Advisory  Board

The Company has a Medical Advisory Board ("MAB") consisting of physicians and scientists specializing in the field of sleep disorders. MAB members meet as a group twice a year with members of the Company's senior management and members of its research and marketing departments to advise the Company on technology trends in the treatment of OSA and other developments in sleep disorders medicine. MAB members are also available to consult on an as-needed basis with the senior management of the Company. MAB members are as follows:

Colin Sullivan, M.D., Ph.D., F.R.A.C.P., age 52, is the inventor of nasal CPAP for treating obstructive sleep apnea and is a thoracic physician at the Royal Prince Alfred Hospital. He is Professor of Medicine and Director of the David Read Laboratory at the Sydney University Medical School. He is a Fellow of the Royal Australian College of Physicians and Director of the National SIDS Council Pediatric Sleep Laboratory at the Royal Alexandria Children's Hospital, Westmead. Dr. Sullivan is the Chairman of the Medical Advisory Board, and has continued to contribute to the Company's innovation, product development  and  clinical  testing.  He has authored over 100 papers in sleep disorders and related respiratory areas and is on the editorial board of several professional journals. Dr. Sullivan's M.D. and Ph.D. degrees are from the University of Sydney Medical School.

William C. Dement, M.D., Ph.D., age 69, is the Lowell W. and Josephine Q. Berry Professor of Psychiatry and Behavioral Sciences at the Stanford University School of Medicine and Director of the Stanford Sleep Disorders Clinic and Research Center. He was Chairman of the USA National Commission on Sleep Disorders Research. During the 1950's, Dr. Dement was part of the team at the University of Chicago that discovered REM sleep. In 1970 he established the first sleep disorders clinic in which he introduced polysomnography. Dr. Dement has co-authored more than 400 papers and has written definitive textbooks on sleep. He is on the editorial board of several professional journals. Dr. Dement is a graduate of the University of Washington, Seattle, and received his M.D. and Ph.D. degrees from the University of Chicago.

Neil J. Douglas, M.D., F.R.C.P., age 48, is Reader in Medicine and Respiratory Medicine, University of Edinburgh, an Honorary Consultant Physician, Lothian Health Board and Director, Scottish National Sleep Laboratory. He is a member of the Action on Smoking and Health Scotland Council and the National Panel of Specialists for Respiratory Medicine. He chairs the Ethics of Medical Research Volunteer Studies Sub-Committee of Lothian Health Board and is a member of the Working Party on Sleep Apnea of the Royal College of Physicians of London. He is the author of over 100 papers in the area of sleep and pulmonary medicine. Dr. Douglas has a M.D. from the University of Edinburgh.
- -14-

Ralph Pascualy, M.D., A.C.P., age 46, is Medical Director, Pacific Northwest Sleep/Wake Disorders Center, Providence Medical Center, Seattle. He held research fellowships in psychiatry prior to a professional focus on sleep disorders medicine in the early 1980s. He was awarded the William C. Dement Award in Sleep Disorders Medicine in 1983 and became an Accredited Clinical Polysomnographer in 1986. Dr. Pascualy trained in sleep disorders medicine at Stanford. He is Editor-in-Chief of the Research Newsletter of the Clinical Sleep Society, Chairs the National Insurance Committee and is a member of the Technology Committee of the Association of Sleep Disorders Centers. He is also a member of the Gerontological Society, the American Psychiatric Association, and National Affairs Committee of the Association of Professional Sleep Societies. He is a graduate of Columbia University and received a M.D. from the State University of New York.

J. Woodrow Weiss MD age 47 is Associate Professor of Medicine at Harvard Medical School, as well as Physician Director, Pulmonary-Medical Intensive Care Unit and Co-Director of the Sleep Disorders Center at Beth Israel Hospital, Boston. His main research interests are in the cardiovascular consequences of sleep and sleep apnea, upper airway muscle control and dyspnea. Dr Weiss was in intern and resident at the University of California, San Francisco and completed research fellowships at both Dartmouth and Harvard Medical Schools; he is an internationally- recognized researcher in sleep disorders medicine. He holds a BA from Harvard and an MD from Case Western Reserve School of Medicine.

B. Tucker Woodson MD FACS age 39 is an Otolaryngologist and is an Associate Professor of Surgery at the Medical College of Wisconsin. He is a Fellow of the American Academy of Otolaryngology - Head and Neck Surgery and did surgical training with Dr. Fujite, the pioneer of uvulopalatopharyngoplasty to treat obstructive sleep apnea. He has a primary research interest in the surgical management of sleep apnea but is also a proponent of nasal CPAP. Dr. Woodson did his surgical training in otolaryngology at Detroit's Henry Ford Hospital and holds a BA from Washington University, St. Louis and an MD from the University of Missouri, Columbia.

Clifford W. Zwillich, M.D., age 56, is Chief, Division of Pulmonary and Critical Care Medicine, Pennsylvania State University, and Distinguished Professor of Medicine. His major scientific interest is the body's control of respiration. He serves on the Editorial Boards of more than 10 journals and is active in numerous associations specializing in pulmonary medicine and sleep disorders. Dr. Zwillich holds a B.A. degree from Hunter College and a M.D. from the University of Kansas. He completed his senior residency at the Harvard Medical School in the early 1970s and then undertook a research fellowship at the University of Colorado Health Services Center.

Members of the Medical Advisory Board, other than Dr. Sullivan, receive approximately $1,000 per month and all members receive reimbursement of traveling costs and other out-of-pocket expenses incurred in attending such industry conferences as may be requested by the Company.

Item  2          Properties

     The Company's principal offices are located in Sydney, Australia, at a leased facility of approximately 46,000 square feet. This facility is leased through 1999 and contains approximately 28,000 square feet of assembly space, and approximately 18,000 square feet devoted to research and administration offices. The Company believes that this facility is adequate to meet its requirements at least through early 1998. Sales and warehousing facilities are also leased in San Diego, California, Oxford, England, Moenchengladbach, Germany and Lyon, France.
- -15-

Item  3.          Legal  Proceedings

     The Company is currently engaged in significant patent litigation relating to the enforcement and defense of certain of its patents. In 1992 the Company's original Australian patent, which was due to expire in 1998 and covered the CPAP method of treating, and the device for treatment of OSA, was challenged by the Australian distributor for Respironics, Inc. and in May
1994, was revoked by an Australian appeals court in reliance on issues specific to Australian patent law. The Company's market share in Australia decreased in 1995 and 1996 and the Company expect that its market share in Australia will continue to decrease. At June 30, 1996, the Company had accrued approximately $300,000 for estimated additional costs associated with this litigation.

     In January 1995, the Company filed a complaint for patent infringement in the United States against Respironics. The complaint seeks monetary damages from, and injunctive relief against Respironics resulting from its alleged infringement of three of the Company's patents. In February 1995, Respironics filed a complaint against the Company seeking a declaratory judgment that Respironics does not infringe claims of these patents and that the Company's patents are invalid and unenforceable. The two actions have been combined and will proceed in the United States District Court for the Western District of Pennsylvania. In June 1996 the Company initiated a further action in Pennsylvania against Respironics regarding alleged infringement of the Company's continuation patent, granted June 4, 1996, related to the delayed timer feature. The action is continuing and is expected to be defended by Respironics. Management believes based in part on advice from legal counsel, that this action will not have a material impact on the operations or financial position of the Company.

     On May 17, 1995, Respironics and its Australian distributor filed a Statement of Claim against the Company and Dr. Peter Farrell in the Federal Court of Australia. The Statement of Claim alleges that the Company engaged in unfair trade practices, including the misuse of the power afforded by its Australian patents and dominant market position in violation of the Australian Trade Practices Act. The Statement of Claim asserts damage claims in the aggregate amount of approximately $730,000, constituting lost profit on sales.
 While the Company intends to defend this action, there can be no assurance that the Company will be successful in defending such action or that the Company will not be required to make significant payments to the claimants. Furthermore, the Company expects to incur ongoing legal costs in defending such action.

Item  4          Submission  of  Matter  to  a  Vote  of  Security  Holders

     None

                                   PART II

Item  5          Market for Registrant's Common Equity and Related Stockholder
Matters

     The common stock of the Company commenced trading on June 2, 1995 on the NASDAQ Stock Market under the symbol "RESM". The following table sets forth for the fiscal periods indicated the high and low closing prices for the Common Stock as reported by NASDAQ.



                   1995               1996
1995/1996       High     Low    High         Low

Quarter One                     18.00       12.00
Quarter Two                     17.75       10.50
Quarter Three                   14.25       10.50
Quarter Four    12.0     9.75   17.25       12.50


     As of September 23, 1996, there were approximately 122 holders of record of the Company's Common Stock The Company does not intend to declare any cash dividends in the foreseeable future.
- -16-

Item  6          Selected  Financial  Data

     The  following table summarizes certain selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended June 30, 1996.  The data set forth below should be read in conjunction with  the  Consolidated  Financial  Statements  and  related  Notes  included  elsewhere  in  this  Report.


                                                                              Year Ended June 30,
                                                                       -----------------------------------------
Consolidated Statement of Income Data:                                1992      1993     1994     1995     1996
                                                                    --------  -------  -------  -------  -------
                                                                      (In thousands, except per share data)

Net revenues                                                           3,356     7,650    13,857    23,501    34,562
Cost of sales                                                          2,040     3,109     6,213    11,271    16,990
                                                                     _______   _______   _______   _______   _______
Gross profit                                                           1,316     4,541     7,644    12,230    17,572
                                                                     _______   _______   _______   _______   _______
Selling, general and administrative
 expenses                                                                744     3,084     4,809     7,447    11,136
Research and development expenses                                        667       820     1,546     1,996     2,841
                                                                     _______   _______   _______   _______   _______
Total operating expenses                                               1,411     3,904     6,355     9,443    13,977
                                                                     _______   _______   _______   _______   _______

Income (loss) from operations                                            (95)      637     1,289     2,787     3,595
                                                                     _______   _______   _______   _______   _______

Interest income, net                                                      65        61        98       205     1,072
Government grants                                                        311       432       440       527       537
Other, net                                                                34        75         4       262     1,357
                                                                     _______   _______   _______   _______   _______
Total other income, net                                                  410       568       542       994     2,966
                                                                     _______   _______   _______   _______   _______

Income before income taxes                                               315     1,205     1,831     3,781     6,561
Income taxes                                                               -       359       599       948     2,058
                                                                     _______   _______   _______   _______   _______
Net income                                                               315       846     1,232     2,833     4,503
                                                                     =======   =======   =======   =======   =======
Net income per common and
common equivalent share:
 Primary                                                                0.08      0.22      0.34      0.63      0.63
 Assuming full dilution                                                 0.08      0.22      0.34      0.62      0.62


Cash dividends per common share                                            -      0.03      0.04         -         -

Weighted average common and common
equivalent shares outstanding:
 Primary                                                               3,773     3,914     3,639     4,450     7,199
 Assuming full dilution                                                3,773     3,914     3,639     4,513     7,218



                                                                                       As of June 30,
                                                                       1992      1993      1994      1995      1996
                                                                        -----    -----     -----    ------    ------
Consolidated Balance Sheet Data:                                                   (in thousands)

Working capital                                                        1,501     2,589     5,010     27,354     30,464
Total assets                                                           2,886     5,173     9,608     35,313     46,946
Long-term debt, net of current maturities                                218       163       386        787        578
Total stockholders' equity                                             1,689     2,895     5,630     28,867     38,986


- -17-

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the selected financial data and consolidated financial statements and notes thereto included elsewhere herein.

     The Company designs, manufactures and markets nasal CPAP equipment for the diagnosis and treatment of obstructive sleep apnea. The Company's net revenues are generated from the sale of its various nasal CPAP devices, nasal mask systems, accessories and other products, and, to a lesser extent from royalties. The Company receives other income through interest and certain Australian government grants.

     Prior to 1992, the Company marketed its products in several countries primarily through independent distributors. In May 1992, the Company terminated its United States distributor, and acquired certain inventory maintained by the distributor, employed four of the distributor's sales employees, and issued stock options to the distributor, which were subsequently repurchased by the Company in October 1993. After such termination, the Company established a direct sales force in the United States and developed a network of independent sales representatives. In early 1992, the Company commenced in-house manufacturing operations, consisting primarily of assembly activities, at its Sydney, Australia facility. This facility was expanded in December 1994 and during fiscal 1996.

     The Company has invested significant resources in research and development and product enhancement. Since 1989, the Company has developed several innovations to the original CPAP device to increase patient comfort and to improve ease of product use. The Company has recently been developing products for automated treatment and monitoring of OSA, such as AutoSet(Trademark). The Company's research and development expenses are subsidized in part by grants and tax incentives from the Australian federal government. The Company has also received grants from the Australian federal government to support marketing efforts to increase Australian export sales, and for incorporation of computer components into its products. Given
Australian Government regulations the Company does not expect to receive future Australian export sales grants.

     The Company's income tax rate is governed by the laws of the regions in which the Company's income is recognized. To date, a substantial portion of the Company's income has been subject to income tax in Australia where the statutory rate prior to June 30, 1995 was 33%, increased to 36% effective July 1, 1995. During fiscal 1994, 1995 and 1996, the Company's effective tax rate
has  fluctuated  from  approximately  25%  to  approximately  33%.    These
fluctuations have resulted from, and future effective tax rates will depend upon, numerous factors, including the amount of research and development expenditures for which a 150% Australian tax deduction is available, the level of non-deductible expenses, and the use of available net operating loss carryforward deductions and other tax credits or benefits available to the Company under applicable tax laws.

     Following is a comparative discussion by fiscal year of the results of operations for the three years ended June 30, 1996.
- -18-

     Fiscal  Year  Ended June 30, 1996 Compared to Fiscal Year Ended  June 30,
1995

     Net Revenues. Net revenues increased in fiscal 1996 to $34.6 million from $23.5 million in fiscal 1995, an increase of $11.1 million or 47.1%. This increase was primarily attributable to an increase in unit sales of the Company's flow generators and accessories in Europe where net revenues increased to $12.4 million from $6.8 million and, to a lesser extent, in North America, where net revenues increased to $16.8 million from $12.5 million. In addition, net revenues were affected favorably by a product mix shift to new, higher-priced products such as Sullivan VPAPII. This favorable effect was partially offset by a decrease in the selling prices of the Company's CPAP products in most geographic markets.

     Gross Profit. Gross profit increased in fiscal 1996 to $17.6 million from $12.2 million in 1995, an increase of $5.4 million or 43.7%. The increase resulted primarily from increased unit sales during fiscal 1996. Gross profit as a percentage of net revenues declined in fiscal 1996 to 50.8% from 52.0% in 1995. The decrease was primarily due to an increase in the value of the Australian Dollar relative to the US Dollar over the period and continuing price competition in the United States, where prices for the Company's products are lower than elsewhere in the world. The increased value of the Australian Dollar increases the relative cost of manufacturing in Australia where the Company's manufacturing facilities are located.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased in 1996 to $11.1 million from $7.4 million for 1995, an increase of $3.7 million or 49.5%. As a percentage of net revenues, selling, general and administrative expenses increased in fiscal 1996 to 32.2% from 31.7% for fiscal 1995. The increase in expenses was due primarily to the acquisition of the Company's German distributor in February 1996, an increase to 87 from 58 in the number of sales and administrative personnel, and other expenses related to the increase in the Company's sales. In addition the Company incurred substantial legal fees with respect to its ongoing patent action of $773,000, and $278,000 in 1996 and 1995, respectively.

     Research and Development Expenses. Research and development expenses increased in fiscal 1996 to $2.8 million from $2.0 million in fiscal 1995, an increase of approximately $800,000 or 42.3%. As a percentage of net revenues, research and development expenses in fiscal 1996 decreased to 8.2% from 8.5% in fiscal 1995. The dollar increase in research and development expenses was due primarily to an increase in research and development equipment and external consultancy fees.

     Other Income. Other income increased in fiscal 1996 to $3.0 million from $994,000 for fiscal 1995, an increase of $2.0 million or 198.4%. This increase was due primarily to the recognition of unrealized gains on foreign currency options of $961,000, as a result of marking the options to market which arose from revaluation of the Australian Dollar over the year, and $1.1 million of interest income derived from funds generated from the Company's June 2, 1995 initial public offering of common stock.

     Income Taxes. The Company's effective income tax rate for fiscal 1996 increased to approximately 31.4% from approximately 25.1% for fiscal 1995. This increase was primarily due to the an increase in the Australian income tax rate from 33% to 36% from July 1, 1995 and high relative taxes incurred in Germany. These higher tax rates were partially offset by additional research and development expenses in Australia for which the Company received a 150% deduction for tax purposes.
- -19-

     Fiscal  Years  Ended  June  30,  1995  and  June  30,  1994

     Net Revenues. Net revenues increased in fiscal 1995 to $23.5 million from $13.9 million in fiscal 1994, an increase of $9.6 million or 69.6%. This increase was primarily attributable to an increase in unit sales of the Company's flow generators and accessories in North America, where net revenues increased to $12.5 million from $6.5 million, and, to a lesser extent, in Europe where net revenues increased to $6.8 million from $4.2 million. In addition, net revenues were affected favorably by a product mix shift to new, higher-priced products such as Sullivan VPAP. This favorable effect was partially offset by a decrease in the selling prices of the Company's products in most geographic markets.

     Gross Profit. Gross profit increased in fiscal 1995 to $12.2 million from $7.6 million in 1994, an increase of $4.6 million or 60.0%. The increase resulted primarily from increased unit sales during fiscal 1995. Gross profit as a percentage of net revenues declined in fiscal 1995 to 52.0% from 55.2% in 1994. The decrease was primarily due to an increasing percentage of the Company's worldwide sales occurring in the United States, where prices for the Company's products are lower than elsewhere in the world. In addition, gross profit as a percentage of net revenues declined due to an increase in the value of the Australian Dollar relative to the United States Dollar during the period. This increased the relative cost of manufacturing which occurs in Australia. Also contributing to the decrease was the introduction of a new lower margin humidifier manufactured by a third party for the Company.

     Selling, General and Administrative Expenses. Selling general and administrative expenses increased in 1995 to $7.4 million from $4.8 million for 1994, an increase of $2.6 million or 54.9%. As a percentage of net revenues, selling, general and administrative expenses declined in fiscal 1995 to 31.7% from 34.7% for fiscal 1994. The increase in expenses was due primarily to an increase to 58 from 34 in the number of sales and administrative personnel, and other expenses related to the increase in the Company's sales. Rent and leasehold expenses also increased primarily due to a substantial increase in the size of the Company's Australian facility. In addition, fiscal 1994 included $311,000 of expenses associated with the grant of compensatory stock options and the establishment of a $300,000 reserve for estimated cost associated with the Company's Australian patent litigation.

     Research and Development Expenses. Research and development expenses increased in fiscal 1995 to $2.0 million from $1.5 million in fiscal 1994, an increase of approximately $500,000 or 29.1%. As a percentage of net revenues, research and development expenses in fiscal 1995 decreased to 8.5% from 11.2% in fiscal 1994. The dollar increase in research and development expenses was due primarily to an increase in the average number of research and development employees over the period to approximately 30 in fiscal 1995 from 20 in fiscal 1994. This increase was also attributable to higher payments for consulting fees related to product development efforts.

- -20-

     Other Income. Other income increased in fiscal 1995 to $994,000 from $542,000 for fiscal 1994, an increase of $452,000 or 83.4%. This increase was due primarily to the recognition of income for the receipt in December 1994 of an up-front payment of $189,000 from a Japanese company for the exclusive rights to market certain respiratory and related products in the Japanese market that are under development by the Company. In addition, government grants for fiscal 1995 increased to $527,000 from $440,000 for fiscal 1994 as a result of government computer grant claims of $357,000 recognized by the Company on receipt of a favorable Australian government ruling in April 1995.

     Income Taxes. The Company's effective income tax rate for fiscal 1995 decreased to approximately 25.1% from approximately 32.7% for fiscal 1994. This decrease was primarily due to the Company's use of net operating loss carryforward deductions available to offset United States income, and the additional research and development expenses in Australia for which the Company received a 150% deduction for tax purposes.

     Recent  Accounting  Developments

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangible assets and goodwill related both to assets to be held and used and assets to be disposed of. The adoption of SFAS 121 is not expected to have a material effect on the Company's financial
position  or    results  of  operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. Under the provisions of SFAS 123, the Company is encouraged, but not required, to measure compensation costs related to its employee stock compensation under the fair value method. The Company has elected not to recognize compensation expense under this methodology.

The company will adopt the proforma method of disclosure under SFAS 123 in fiscal year ended June 30, 1997

     Liquidity  and  Capital  Resources

     As of June 30, 1996 and June 30, 1995, the Company had cash and cash equivalents and marketable securities available for sale of approximately $23.5 million and $23.8 million, respectively. The Company's working capital approximated $30.5 million and $27.4 million, respectively, at June 30, 1996 and 1995. The increase in working capital balances reflects the net of the receipt of approximately $4.5 million from the underwriter's exercise of their over allotment arising from the Company's initial public offering less the cash used to fund the acquisition of two European distributors.
- -21-

     With the exception of the proceeds of the initial public offering, the Company has predominantly financed its operations and capital expenditures through cash generated from operations and through sales of common stock. During the fiscal years ended June 30, 1996 and 1995, the Company's operations generated approximately $3.4 million and $694,000, respectively more cash than was used in operations, primarily as a result of continued increases in net revenues, offset in part by increases in accounts receivable levels and prepayments during 1996. However, cash and cash equivalents and marketable securities available for sale decreased to $23.5 million at June 30, 1996 from $23.8 million at June 30, 1995, a decrease of $300,000 after capital expenditures. During fiscal 1996 and 1995 approximately $468,000 and $1,718,000 of cash was received from sales of common stock on exercise of outstanding options.

     The Company's June 30, 1996, balance sheet also reflects significant increases in the levels of inventory and accounts receivable over the levels reflected on the June 30, 1995, balance sheet as a result of the acquisition of Priess Medizintechnik and significant increases in the Company's sales during the period.

     The Company's capital expenditures for the fiscal years ended June 30, 1996 and 1995 aggregated $8.7 million and $1.8 million, respectively. The majority of these expenditures were for the purchase of the businesses of Priess Medizintechnik and Premium Medical for $6.8 million, purchase of production tooling and equipment and, to a lesser extent, for the purchase of office furniture, computers and research and development equipment. As a result the Company's June 30, 1996 balance sheet reflects an increase in net property plant and equipment to approximately $3.3 million at June 30, 1996, from $2.0 million at June 30, 1995, an increase of approximately $1.3 million.

     The results of the Company's international operations are affected by changes in exchange rates between currencies. Changes in exchange rates may negatively affect the Company's consolidated net sales and gross profit margins from international operations. The Company is exposed to the risk that the dollar-value equivalent of anticipated cash flows will be adversely affected by changes in foreign currency exchange rates. The Company manages this risk by entering into foreign currency option contracts.

     In May 1993, the Australian Federal Government agreed to lend the Company up to $870,000 over a six year term. Such loan bears no interest for the first three years and will bear interest at a rate of 3.8% thereafter until
maturity.   The first repayment of loan funds will commence in November 1996.
The outstanding principal balance of such loan was $867,000 and $787,000 at June 30, 1996 and 1995, respectively.
- -22-

Item  8          Consolidated  Financial  Statements  and  Supplementary  Data


Index to Consolidated Financial Statements

                                                                                          Page

 Independent Auditors' Report                                                             F1
 Consolidated Balance Sheets as of June 30, 1995 and 1996                                 F2
 Consolidated Statements of Income for the three years ended June 30, 1996                F3
 Consolidated Statements of Stockholders' Equity for the three years ended June 30, 1996  F4
 Consolidated Statements of Cash Flows for the three years ended June 30, 1996            F5
 Notes to Consolidated Financial Statements                                               F6


Item 9 Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

     None

                                    PART III

Item  10          Directors  and  Executive  Officers  of  the  Registrant

     Incorporated by reference to Registrant's definitive Proxy Statement for its November 12, 1996 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from June 30, 1996.

Item  11          Executive  Compensation

     Incorporated by reference to Registrant's definitive Proxy Statement for its November 12, 1996 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from June 30, 1996.

Item  12.     Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to Registrant's definitive Proxy Statement for its November 12, 1996 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from June 30, 1996.

Item  13.          Certain Relationships and Related Transactions

     Dr. Colin Sullivan, a member of the Company's Medical Advisory Board, provides consulting services to the Company pursuant to a Consulting agreement that terminates on December 31, 1997 ( subject to extension for an additional five-year term ) for which he receives annual payments based on the net sales ( as defined in the Consulting Agreement ) of certain of the
Company's   products  subject  to a $90,000 per annum minimum payment.  The company also reimburses Dr. Sullivan for his out-of-pocket expenses in performing such consulting services. The Company has also agreed to pay such amounts to Dr. Sullivan for a period of 24 months following the termination of his consulting relationship with the Company. Total payments to Dr. Sullivan were $147,000, $228,000 and $314,000 for the Company's fiscal years ended June 30, 1994, 1995 and 1996, respectively.

- -23-

     Dieter and Helmke Priess, the holders of approximately 4% of the outstanding shares of common stock of the Company, were the sole owners of Priess Medizintechnik, the distributor of the Company's products in Germany until the Company purchased the business of Priess in February 1996. Sales to Priess aggregated approximately $2.6 million, $3.5 million and $2.8 million, in fiscal 1994, 1995 and 1996 (up to February 7, 1996 the date of acquisition), respectively.

     During the year ended June 30, 1995, there were outstanding options to purchase up to 421,900 shares of common stock of ResMed Holdings Limited
(RHL), the Company's wholly owned subsidiary. The exercise prices of such options ranged from $0.38 to $9.10, with a weighted average exercise price of $5.35. The majority of such options were exercised for shares of common stock of RHL and each such share was surrendered in exchange for 2.5 shares of common stock of the Company. As a result, RHL received $1,768,000 and the Company issued 857,750 shares of common stock to such holders. The balance of such options were exchanged in June 1995, for options to purchase up to 197,000 shares of common stock of the Company at an aggregate exercise price of approximately $473,000. At June 30, 1996 approximately 9,500 RHL options remain outstanding with an aggregate exercise price of $3.64 each.

                                   PART IV

Item 14 Exhibits, Consolidated Financial Statements Schedule, and Reports on Form 8-K

a)          Report  on  Form  8-K

     The Company lodged a report under item 2 of Form 8-K and an amended report under Item 2 of Form 8-K on February 21, 1996 and April 26, 1996, respectively, to reflect the acquisition of the business of Priess Medizintechnik on February 7, 1996. Incorporated within the initial report on Form 8-K and the amended report on Form 8-K, the Company lodged the following:

- -       Audited Financial Statements of Dieter W Priess Medizintechnik for the
years ended December 31, 1995 and December 31, 1994 and Independent Auditors Report thereon.

- -      Unaudited Proforma Combined Condensed Consolidated Financial Statements
of ResMed, Inc. and Priess Medizintechnik as of December 31, 1995 for the year ended June 30, 1995 and the six months ended December 31, 1995.

- -24-

Exhibits  thereto

2.1 Purchase Agreement dated February 7, 1996 between Dieter W Priess Medizinische technische Ger te and ResMed-Priess GmbH (I, GR).

23.1          Consent  of  KPMG  Deutsche  Treuhand  Gesellschaft.

99.3          Press  Release,  dated February 12, 1996, issued by ResMed, Inc.


b)          The  following  documents  are  filed  as  part  of  this  report:

1.1          Consolidated  Financial  Statements  and  Schedule.

     The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements" under Item 8 of this report.

3.       Exhibits.  The following exhibits are filed as a part of this report:

3.1          Certificate  of  Incorporation  of  Registrant,  as  amended*
3.2          By-laws  of  Registrant*
4.1          Form  of  certificate  evidencing  shares  of  Common  Stock*
10.1          1995  Stock  Option  Plan*
10.2 Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended*
10.3 Amended and Restated Consulting Agreement between Colin Sullivan and ResMed Limited dated September 2, 1994*
10.4 Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994*
10.5          Lease  for  82  Waterloo  Road,  Sydney,  Australia*
10.6          Lease  for  5744  Pacific  Center  Boulevard,  San  Diego,  USA*
11.1          Statement  re:  Computation  of  Earning  per  Share
16.1          Letter  regarding  change  in  Certifying  Accountant*
21.1          Subsidiaries  of  the  Registrant
23.1          Consent and Report on Schedules of KPMG  Peat  Marwick  LLP
27.1          Financial  Data  Schedule


* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.


- -25-

                         INDEPENDENT AUDITORS' REPORT

The  Board  of  Directors  and  Stockholders
ResMed  Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc., and subsidiaries as of June 30, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1996, in conformity with generally accepted accounting principles.





                                 KPMG PEAT MARWICK LLP
San  Diego,  California          KPMG  Peat  Marwick  LLP
August 12,  1996

- -F1-

                               RESMED INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                  JUNE 30, 1995 AND 1996
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                   June 30,        June 30,
                                                                       1995           1996
                                                              --------------  ------------
Assets
- -------

Current assets:

Cash and cash equivalents                                     $       3,256          5,510
Marketable securities - available for sale (note 3)                  20,510         18,021
Accounts receivable, net of allowance for doubtful accounts
 of $144 and $175 at June 30, 1995 and 1996, respectively             3,792          6,252
Government grants                                                       825            915
Inventories, net (note 4)                                             4,350          6,134
Prepaid expenses and other current assets                               280          1,014
                                                               ____________   ____________
 Total current assets                                                33,013         37,846
                                                               ____________   ____________

Property and equipment, net (note 5)                                  1,981          3,284
Patents, net of accumulated amortization of $179 and
 $260 at June 30, 1995 and 1996, respectively                           161            217
Deferred income taxes (note 10)                                         139             27
Goodwill, net of amortization of $120 at June 30, 1996                    -          4,309
Other assets                                                             19          1,263
                                                               ____________   ____________
                                                              $      35,313         46,946
                                                               ============   ============
Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:

Accounts payable                                              $       2,572          2,421
Accrued expenses (note 6 and 16)                                      2,006          2,815
Income taxes payable                                                  1,081          1,857
Current portion of long debt (note 7)                                     -            289
                                                               ____________   ____________
 Total current liabilities                                            5,659          7,382
                                                               ____________   ____________

Long-term debt less current portion (note 7)                            787            578
                                                               ____________   ____________
                                                                      6,446          7,960
                                                               ____________   ____________
Stockholders' equity (note 8):
Preferred stock, $.01 par value,
 2,000 shares authorized; none issued                                     -              -
Common stock, $.004 par value, 15,000 shares authorized;
 issued and outstanding 6,534 at June 30, 1995 and 7,172
 at June 30, 1996                                                        26             29
Additional paid-in capital                                           24,393         29,407
Retained earnings                                                     4,600          9,103
Foreign currency translation adjustment                                (152)           447
                                                               ____________   ____________
Total stockholders' equity                                           28,867         38,986
                                                               ____________   ____________
Commitments and contingencies (notes 16 and 18)
                                                              $      35,313         46,946
                                                               ============   ============

See  accompanying  notes  to  consolidated  financial  statements.


- -F2-

                              RESMED INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME

                        YEARS ENDED JUNE 30, 1994, 1995 AND 1996
                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                      June 30,      June 30,      June 30,
                                                         1994          1995          1996
                                                -------------  ------------  ------------


Net revenues                                    $      13,857        23,501        34,562

Cost of sales                                           6,213        11,271        16,990
                                                 ____________  ____________  ____________
Gross profit                                            7,644        12,230        17,572
                                                 ____________  ____________  ____________
Operating expenses:
 Selling, general and administrative expenses           4,809         7,447        11,136
 Research and development expenses                      1,546         1,996         2,841
                                                 ____________  ____________  ____________
Total operating expenses                                6,355         9,443        13,977
                                                 ____________  ____________  ____________

Income from operations                                  1,289         2,787         3,595
                                                 ____________  ____________  ____________
Other income:
 Interest income, net                                      98           205         1,072
 Government grants                                        440           527           537
 Other, net (note 9)                                        4           262         1,357
                                                 ____________  ____________  ____________
Total other income, net                                   542           994         2,966
                                                 ____________  ____________  ____________
Income before income taxes                              1,831         3,781         6,561
Income taxes (note 10)                                    599           948         2,058
                                                 ____________  ____________  ____________
 Net income                                     $       1,232         2,833         4,503
                                                 ============  ============  ============
Net income per common and common equivalent
share:
 Primary                                                  .34           .63           .63
 Assuming full dilution                                   .34           .62           .62

Weighted average common and common equivalent
shares outstanding:
 Primary                                            3,639,434     4,449,867     7,199,438
 Assuming full dilution                             3,639,434     4,512,533     7,218,468


See  accompanying  notes  to  consolidated  financial  statements.


- -F3-

                        RESMED INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED JUNE 30, 1994, 1995 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           Retained/       Foreign
                                                                              Additional   earnings        currency
                                                           Common stock        paid-in    (accumulated    translation
                                                       Shares        Amount    capital      deficit)       adjustment    Total



Balance, June 30, 1993                                    2,390  $         9       2,494          705         (313)       2,895

Common stock issued for cash                                375            5       1,098            -            -        1,103
Common stock issued on exercise of options (note 8)         825            -         174            -            -          174
Issuance of stock options (note 8)                            -            -         311            -            -          311
Repurchase of stock options (note 8)                          -            -        (348)           -            -         (348)
Foreign currency translation adjustment                       -            -           -            -          433          433
Dividends declared, $.04 per share                            -            -           -         (170)           -         (170)
Net income                                                    -            -           -        1,232            -        1,232
                                                     __________   __________  __________   __________   __________   __________
Balance June 30, 1994                                     3,590           14       3,729        1,767          120        5,630

Common stock issued for cash, net (note 8)                2,000            8      18,950            -            -       18,958
Common stock issued on exercise of options (note 8)         944            4       1,714            -            -        1,718
Foreign currency translation adjustment                       -            -           -            -         (272)        (272)
Net income                                                    -            -           -        2,833            -        2,833
                                                     __________   __________  __________   __________   __________   __________
Balance, June 30, 1995                                    6,534           26      24,393        4,600         (152)      28,867


Common stock issued for cash, net (note 8)                  450            2       4,547            -            -        4,549
Common stock issued on exercise of options (note 8)         188            1         467            -            -          468
Foreign currency translation adjustment                       -            -           -            -          599          599
Net income                                                    -            -           -        4,503            -        4,503
                                                     __________   __________  __________   __________   __________   __________
Balance, June 30, 1996                                    7,172  $        29      29,407        9,103          447       38,986
                                                     ==========   ==========  ==========   ==========   ==========   ==========

















See  accompanying  notes  to  consolidated  financial  statements.


- -F4-

                                      RESMED INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED JUNE 30, 1994, 1995 AND 1996
                                             (IN THOUSANDS)



                                                                  June 30,       June 30,       June 30,
                                                                      1994           1995           1996
                                                             --------------  -------------  -------------
Cash flows from operating activities:
 Net income                                                  $       1,232          2,833          4,503
 Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                         255            590          1,154
 Goodwill amortization                                                   -              -            123
 Provision for service warranties                                      121            267           (117)
 Issuance of stock options                                             311              -              -
 Deferred income taxes                                                (190)          (133)           112
 Foreign currency options revaluation                                    -             14           (844)
 Changes in operating assets and liabilities, net of effect
  of acquisitions:
 Accounts receivable, net                                             (693)        (1,589)        (2,327)
 Government grants                                                    (115)          (328)           (78)
 Inventories                                                          (774)        (2,596)           272
 Prepaid expenses and other current assets                             (34)           (41)          (652)
 Accounts payable, accrued expenses and other liabilities            1,023          1,385            792
 Income taxes payable                                                  471            292            515
                                                              ____________   ____________   ____________
   Net cash provided by operating activities                         1,607            694          3,453
                                                              ____________   ____________   ____________
Cash flows from investing activities:
 Purchases of property and equipment                                  (342)        (1,805)        (1,472)
 Purchase of marketable securities - available for sale                  -        (27,187)      (102,730)
 Proceeds from sale of securities - available for sale                   -          6,677        105,219
 Purchases of patents                                                  (60)             -            (97)
 Purchase of other assets                                                -              -           (373)
 Business acquisitions                                                   -              -         (6,815)
 Other                                                                 (52)            15              -
                                                              ____________   ____________   ____________
 Net cash used in investing activities                                (454)       (22,300)        (6,268)
                                                              ____________   ____________   ____________
Cash flows from financing activities:
 Repurchase of stock options                                          (348)             -              -
 Proceeds from issuance of common stock, net                         1,303         20,723          5,017
 Dividends paid                                                       (236)             -              -
 Proceeds from issuance of long-term debt                              198            420              -
 Repayment of long-term debt                                          (138)             -              -
 Repayments of capital lease obligations                              (133)             -              -
                                                              ____________   ____________   ____________
 Net cash provided by financing activities                             646         21,143          5,017
                                                              ____________   ____________   ____________
Effect of exchange rate changes on cash                                271            (20)            52
                                                              ____________   ____________   ____________
Net increase (decrease) in cash and cash equivalents                 2,070           (483)         2,254
Cash and cash equivalents at beginning of the year                   1,669          3,739          3,256
                                                              ____________   ____________   ____________
Cash and cash equivalents at end of the year                 $       3,739          3,256          5,510
                                                              ============   ============   ============
Supplemental disclosure of cash flow information:
 Income taxes paid                                           $         309            600          1,132
 Interest paid                                                           3              -              -


See  accompanying  notes  to  consolidated  financial  statements.

- -F5-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

1.          ORGANIZATION  AND  BASIS  OF  PRESENTATION

      ResMed Inc. is a Delaware corporation formed in March 1994 as a holding company for ResMed Holdings Ltd. ("RHL") (formerly ResCare Holding Limited), a company resident in Australia. RHL designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. ResMed Inc.'s ("ResMed", or "the Company") principal
manufacturing  operations  are  located  in  Australia.    Other  principal
distribution and sales sites are located in the United States, United Kingdom, Germany, France and Europe.

     In  May  1994,  the  shareholders  of  RHL  approved a reorganization and reincorporation  of  RHL  resulting  in  the  exchange  of  the  shares of the outstanding common stock of RHL for the shares of ResMed. In addition, effective in March 1995, the Company effected a 5:2 stock split. As a result of the reorganization, reincorporation and the stock split, the accounts within the consolidated financial statements have been reclassified to reflect a par value of $.004 per share. The board of directors also authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 1996.

2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     (a)          Basis  of  Consolidation:

          The consolidated financial statements include the accounts of ResMed and its wholly owned subsidiaries. All significant transactions and balances have been eliminated in consolidation.

     (b)          Use  of  Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the
reporting  period.    Actual  results  could  differ  from  those  estimates.

     (c)          Revenue  Recognition:

          Revenue  on  product sales is recorded at the time of shipment, when
earned.    Royalty  revenue  from  license agreements is recorded when earned.

     (d)          Cash  and  Cash  Equivalents:

          Cash equivalents include certificates of deposit, commercial paper, and other highly liquid investments with original maturities of three months or less stated at cost, which approximates market. Investments with original maturities of three months or less are considered to be cash equivalents for purposes of the consolidated statements of cash flows.

     (e)          Inventories:

          Inventories are stated at the lower of cost, determined principally by the first-in, first-out method, or net realizable value.

- -F6-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (f)          Property  and  Equipment:

          Property and equipment is recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, generally two to ten years. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. Straight-line and accelerated methods of depreciation are used for tax purposes. Maintenance and repairs are charged to expense as incurred.

     (g)          Patents:

          The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded or deemed to have no future value, the unamortized costs are written off immediately.

     (h)          Goodwill:

          Goodwill arising from business acquisitions is amortized on a straight-line basis over periods ranging from five to 15 years. The Company carries goodwill at cost net of amortization. The Company reviews its goodwill carrying value when events indicate that an impairment may have occurred in goodwill. If, based on the undiscounted cash flows, management determines goodwill is overvalued, goodwill is written down to its discounted cash flow value and the amortization period is re-assessed.

     (i)          Government  Grants:

          Government grants revenue is recognized when earned. Grants have been obtained by ResMed from the Australian Federal Government to support the continued development and export of ResMed's proprietary positive airway pressure technology and to assist development of export markets in the amount of $440,000, $527,000 and $537,000 for the years ended June 30, 1994, 1995 and
1996,  respectively.

     (j)          Foreign  Currency:

          The consolidated financial statements of ResMed's non-U.S. subsidiaries are translated into U.S. Dollars for financial reporting
purposes.    The  assets  and  liabilities  of  non-U.S.  subsidiaries  whose functional currencies are other than the U.S. Dollar are translated at year end exchange rates. Income statements are translated at weighted average rate. The cumulative translation effects are reflected in stockholders' equity. Gains and losses on transactions denominated in other than the functional currency of the entity are reflected in operations.

     (k)          Research  and  Development:

          All research and development costs are expensed in the period incurred.

- -F7-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (l)          Net  Income  per  Common  and  Common  Equivalent  Share:

          Primary net income per common and common equivalent share and net income per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock as determined under the treasury stock method.

     (m)          Financial  Instruments  :

     The carrying value of financial instruments, such as cash and cash equivalents, foreign currency option contracts, accounts receivable, accounts payable, marketable securities and long-term debt approximate their fair value. The Company does not hold or issue financial instruments for trading purposes.

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1995 and June 30, 1996. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.


                                             1995                   1996
                                       Carrying     Fair     Carrying     Fair
                                        Amount     Value      Amount     Value
Financial  assets
 Cash  and  cash  equivalents        $   3,256     3,256      5,510       5,510
 Marketable  securities  -
  available  for  sale                  20,510     20,510    18,021      18,021
 Accounts  receivable                    3,792     3,792      6,252       6,252
 Government  grants                        825       825        915         915
 Other  assets                              19        19      1,263       1,263
Financial  liabilities
 Accounts  payable                       2,572     2,572      2,421       2,421
 Long-term  debt                           787       787        867         867



     The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

     (n)          Foreign  Exchange  Risk  Management:

     The Company enters into various types of foreign exchange contracts in managing its foreign exchange risk, including derivative financial instruments encompassing forward exchange contracts and foreign currency options.

- -F8-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

(n)          Foreign  Exchange  Risk  Management  (continued):

     The purpose of the Company's foreign currency hedging activities is to protect the Company from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian manufacturing activities. The Company enters into foreign currency option contracts to hedge anticipated sales principally in Pound Sterling and Deutschmarks. The term of such currency derivatives is generally less than three years.

     Premiums to enter certain foreign currency options are included in other assets and are amortized over the period of the agreement in the consolidated statement of income against other income, net. At June 30, 1996 unamortized premiums amounted to $302,490.

     Unrealized gains or losses are recognized as incurred in the consolidated balance sheets as either other assets or other liabilities and are recorded within other income, net on the Company's consolidated statement of income. Unrealized gains and losses on currency derivatives are determined based on dealer quoted prices.

     Foreign currency option contracts have been purchased in part by the issue of put options to counterparts. As a result, should foreign exchange rates drop below specified levels, on a specific date, the Company is required to deliver certain funds to counterparts at contracted foreign exchange rates.
 As at June 30, 1996 none of the put options issued by the Company are exercisable as foreign exchange rates remain above the foreign exchange rates specified.

     The Company is exposed to credit-related losses in the event of nonperformance by counterparts to financial instruments, but it does not expect any counterparts will fail to meet their obligations given their high
credit  ratings.    The  credit  exposure  of  foreign  exchange  options  is
represented by the fair value of options with a positive fair value at the reporting date. The Company does not require collateral on its financial instruments.

     At June 30, 1996 the Company held foreign currency option contracts with notional amounts totaling $43,595,350 to hedge foreign currency items. These contracts mature at various dates prior to December 31, 1999.

     (o)          Income  Taxes:

          ResMed accounts for income taxes under Statement of Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Statement 109 requires an asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

- -F9-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (p)          Marketable  Securities  Available  for  Sale:

          The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS
115), on July 1, 1994. In accordance with FAS 115, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting FAS 115 in fiscal 1995.

          Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At June 30, 1995 and 1996, the Company had no investments that qualified as trading or held to maturity.

          The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to
maturity.    Such  amortization and interest are included in interest income.
Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

          At June 30, 1996, the Company's investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available for sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

3.          MARKETABLE  SECURITIES  -  AVAILABLE  FOR  SALE

     The fair value of marketable securities available for sale at June 30, 1995 and 1996, were $20,510,000 and $18,021,000, respectively. These securities have contractual maturity dates between 2002 and 2025. The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of June 30, 1995 or 1996.

     Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

- -F10-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

4.          INVENTORIES

     Inventories were comprised of the following at June 30, 1995 and 1996 (in thousands) :



                       1995      1996
                  ---------  --------

Raw materials     $   1,990     2,088
Work in progress        888       257
Finished goods        1,472     3,789
                   ________  ________
                  $   4,350     6,134
                   ========  ========



5.          PROPERTY  AND  EQUIPMENT

     Property and equipment is comprised of the following at June 30, 1995 and 1996 (in thousands):



                                                1995       1996
                                           ----------  ---------

Machinery and equipment                    $   1,181      1,893
Computer equipment                               398        780
Rental units                                       -        155
Furniture and fixtures                           426        538
Vehicles                                         264        461
Clinical and demonstration equipment             491      1,300
Leasehold improvements                           297        355
                                            ________   ________
                                               3,057      5,482

Accumulated depreciation and amortization     (1,076)    (2,198)
                                            ________   ________
                                           $   1,981      3,284
                                            ========   ========


- -F11-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

6.          ACCRUED  EXPENSES

     Accrued expenses at June 30, 1995 and 1996 consist of the following (in thousands) :



                                                  1995         1996
                                          ------------  -----------

Service warranties                        $        410          280
Legal                                              286          394
Royalties                                           31           39
Initial public offering costs - printing           154            -
Initial public offering costs - legal              140            -
Value added taxes due                               47          654
Consulting fees                                      -          133
Employee benefits                                  355          522
Other                                              583          793
                                           ___________  ___________
                                          $      2,006        2,815
                                           ===========  ===========


7.          LONG-TERM  DEBT

     As part of an agreement between ResMed and the Australian Federal Government, ResMed obtained an $870,000 loan facility of which $787,000 and $867,000 were outstanding at June 30, 1995 and 1996, respectively. The loan facility is unsecured and accrues interest at 3.8% per annum beginning May 3, 1996 through April 3, 1999. The facility is payable in six monthly installments beginning November 3, 1996. Prior to May 3, 1996, the loan is interest free.

     The aggregate annual maturities of long-term debt at June 30, 1996 are as follows:



Year ending June 30  Amount
- -------------------  ------------

1997                 $        289
1998                          289
1999                          289
2000                            -
2001                            -
Thereafter                      -
                      ___________
                     $        867
                      ===========


8.          STOCKHOLDERS'  EQUITY

     Initial  Public  Offering

     On June 1, 1995, the Company completed an initial public offering of 2,000,000 new shares of common stock at a price of $11.00 per share, resulting in net proceeds of approximately $18.9 million, after deducting issuance costs of $1.6 million.

     On July 10, 1995, the underwriters for the above-mentioned public offering exercised their over-allotment of 450,000 new shares of common stock, resulting in additional net proceeds of approximately $4.5 million, after deducting issuance costs of approximately $347,000.

- -F12-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

8.          STOCKHOLDERS'  EQUITY  (CONTINUED)

     Stock  Options

     Prior to the formation of the Company, RHL, a wholly owned subsidiary, at the discretion of the directors, from time-to-time granted stock options to key personnel, including officers, directors and outside consultants. The options granted by RHL were exchanged for options with similar terms to purchase common stock of ResMed. These options have expiration dates of two to five years from the date of grant and vested immediately.

     On June 1, 1995, May 13, 1996 and June 27, 1996 the Company granted 235,000, 7,500 and 262,300 stock options respectively to personnel, including officers and directors in accordance with the 1995 option plan. These options have expiration dates of ten years from date of grant and vest over three years. The Company granted these options with the exercise price equal to the market value as determined at the date of grant.

     The  following table summarizes options activity (adjusted for 5:2 stock split effected in  fiscal  1995)



                                                              Years ended June 30,
                                                     1994             1995             1996
                                           ---------------  ---------------  ---------------

Outstanding at beginning of year                1,799,860        1,143,125          433,625

Granted                                           668,250          235,000          269,800
Exercised                                        (824,985)        (944,500)        (187,950)
Canceled                                         (500,000)               -                -
                                           ______________   ______________   ______________
Outstanding at end of year                      1,143,125          433,625          515,475
                                           ==============   ==============   ==============

Price range of granted options                  0.78-3.58            11.00      13.06-16.34

Shares reserved for granting future
 stock options

Beginning of year                                       -                -          465,000
End of year                                             -          465,000          195,200

Options exercisable at end of year              1,143,125          198,625           84,433
Price range of exercisable options              0.15-3.64        1.08-3.64       1.08-11.00



       During the year ended June 30,1994, ResMed repurchased 500,000 options from a former distributor for $348,000. Expenses related to compensatory options granted for the year ended June 30, 1994 was $322,000. No such expense was incurred in fiscal 1995 or fiscal 1996.

- -F13-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

9.          OTHER,  NET

     Other,  net  is  comprised  of  the following at June 30, 1994, 1995 and 1996 (in thousands):



                                                                1994           1995           1996
                                                       --------------  -------------  ------------

   License fees                                        $           -            189            242
   Gain/(loss) on unrealized foreign currency options              -            (97)           961
   Gain/(loss) on foreign currency transactions                  (29)           166            147
   Other                                                          33              4              7
                                                        ____________   ____________   ____________
                                                       $           4            262          1,357
                                                        ============   ============   ============


     In November 1994, the Company and an unrelated third-party entered into a marketing rights agreement for the third-party to exclusively market certain respiratory and related products under development by the Company in the Japanese market. Under the terms of the agreement, the third-party is required to provide up to $470,000 to the Company, of which $189,000 and $242,000 has been recognized in the consolidated statements of income during the years ended June 30, 1995 and June 30, 1996, respectively. The amounts recognized were limited by certain performance requirements of the agreement.

10.          INCOME  TAXES

     Income before income taxes for the years ended June 30, 1994, 1995 and 1996, was taxed under the following jurisdictions (in thousands).



                      1994           1995          1996
             --------------  ------------  -------------

   U.S.      $        (141)            11           (32)
   Non-U.S.          1,972          3,770         6,593
              ____________   ____________  ____________
             $       1,831          3,781         6,561
              ============   ============  ============



     The provision (benefit) for income taxes is presented below (in thousands) :



   Current:

   U.S.                        $           -              -              -
   Non-U.S.                              789          1,081          1,958
                                ____________   ____________   ____________
                                         789          1,081          1,958
                                ____________   ____________   ____________

   Deferred:

   U.S.                                    -              -              -
   Non-U.S.                             (190)          (133)           100
                                ____________   ____________   ____________
   Provision for income taxes  $         599            948          2,058
                                ============   ============   ============


- -F14-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

10.          INCOME  TAXES  (CONTINUED)

     The  provision  for  income  taxes  differs  from  the amount of income tax determined by applying  the  applicable  U.S. federal income tax rate of 35% to pretax income as a result of the  following  (in  thousands):



                                                           1994           1995           1996
                                                  --------------  -------------  -------------

   Computed "expected" tax expense                $         623          1,286          2,296
   Increase (decrease) in income taxes
   resulting from:
 Issuance of stock options                                  109              -              -
 Non-deductible expenses                                     60             40              9
 Research and development credit                           (219)          (274)          (359)
 Non assessable interest income                               -              -           (125)
 Non-deductible formation costs                              31              -              -
 Repurchase of stock options                               (118)             -              -
 Utilization of net operating loss carryforwards              -            (11)            (8)
 Change in valuation allowance                               59            (10)           133
 Effect of non-U.S. tax rates                               (18)           (29)           233
 Effect of a change in Australian tax rates                   -            (48)             -
 Other                                                       72             (6)          (121)
                                                   ____________   ____________   ____________
                                                  $         599            948          2,058
                                                   ============   ============   ============



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are comprised of the following at June 30, 1995 and 1996 (in thousands):



                                                  1995          1996
                                          -------------  ------------
 Deferred tax assets:
 Employee benefit obligations             $         74            97
 Provision for service warranties                  147           101
 Net operating loss carryforwards                   74           176
 Accrual for legal costs                             -           272
 Intercompany profit in inventories                108           437
 Other accruals                                    245           197
                                           ___________   ___________
 Total gross deferred tax assets                   648         1,280

 Less valuation allowance                          (74)         (176)
                                           ___________   ___________
 Net deferred tax assets                           574         1,104
                                           ___________   ___________
 Deferred tax liabilities:
   Patents                                         (58)          (78)
   Government grants                              (272)         (329)
   Unamortized foreign exchange premiums             -          (109)
   Unrealized foreign exchange gains                 -          (346)
   Amortization expense                              -           (92)
   Other receivables                               (97)            -
   Other                                            (8)         (123)
                                           ___________   ___________
   Total gross deferred tax liabilities           (435)       (1,077)
                                           ___________   ___________
   Net deferred tax asset                 $        139            27
                                           ===========   ===========


- -F15-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

10.          INCOME  TAXES  (CONTINUED)

     The valuation allowance at June 30, 1995 and 1996, primarily relates to a provision for uncertainty as to the utilization of net operating loss carryforwards. The net change in the valuation allowance was an increase of $59,000 and a decrease of $21,000 for the years ended June 30, 1994 and 1995. For the year ended June 30, 1996, the net change in the valuation allowance was a increase of $125,000. The measurement of tax assets and liabilities at June 30 of each year, reflect foreign currency translation adjustments, changes in enacted tax rates and changes in temporary differences. Income taxes in 1995 were reduced by $11,000 through the utilization of net operating loss carryforwards. Based on the Company's history of taxable income and its projection of future earnings, it believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax asset.

     At June 30, 1996, ResMed has net operating loss carryforwards for U.S. federal income tax purposes of approximately $176,000 which are available to offset future U.S. federal taxable income, if any, through 2010. These have not been brought to account as the entity involved has not generated taxable income to date.

11.          EMPLOYEE  RETIREMENT  PLANS

     ResMed contributes to defined contribution (accumulation) pension plans (the plans) as required by Australian law covering all eligible employees resident in Australia. All Australian employees after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. ResMed contributes to the plans at the rate of 5% - 5.5% of the salaries of all Australian employees. Additionally, certain executives, at their discretion, may direct that an additional percentage of their total salary and benefit package be contributed to their individual plan account. Total Company contributions to the plans, for the years ended June 30, 1994, 1995 and 1996 were $131,000, $157,000 and $374,000, respectively.

12.          SIGNIFICANT  CUSTOMERS

     ResMed's customers are located primarily in the United States, Europe and
Australia.    One  customer,  Medical  Gases  of  Australia,  accounted  for approximately, 18%, 10% and 7% of net sales in 1994, 1995 and 1996, respectively, and another customer, Priess, located in Germany, accounted for approximately 19%, 15% and 8% of net sales in 1994, 1995 and 1996, respectively. The business of Priess was acquired by ResMed on February 7, 1996.

13.          DEPENDENCE  ON  KEY  SUPPLIERS

     The Company purchases two key components for its CPAP devices from two single source suppliers. Management is attempting to qualify additional sources of supply for these components however, there can be no assurance that a replacement supplier could be located on a timely basis or that available inventories would be adequate to meet the Company's production needs during any prolonged interruption of supply. The Company's supplier for one such component is located in Europe. Operations in Europe are subject to the risks normally associated with foreign operations including, but not limited to, possible changes in export or import restrictions and the modification or introduction of other governmental policies with potentially adverse effects. A reduction or stoppage in supply, or the Company's inability to develop alternate supply sources, if required, would limit its ability to manufacture its CPAP devices and therefore could adversely affect its business, financial condition and results of operations.

- -F16-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

14.          GEOGRAPHIC  SEGMENT  INFORMATION

     ResMed operates primarily in the respiratory medicine industry. Geographic segments have been classified into three regions; America, Europe and Australia/Rest of World. North America includes the U.S., Canada and South America, Australia/Rest of World includes Australia, New Zealand, South Africa and Asia.

     Financial information by geographic region for the years ended June 30, 1994, 1995 and 1996, is summarized below (in thousands):


                                                                            Corporate,
                                                            Australia/     unallocated
                                      North                  Rest of           and
                                     America       Europe     World        eliminations      Total



 1994
- --------------------------------

   Net revenues                   $      6,502        4,171        3,184             -        13,857
   Transfers among areas                     -            -        4,115        (4,115)            -
                                   ___________  ___________  ___________   ___________   ___________
   Total revenues                 $      6,502        4,171        7,299        (4,115)       13,857
                                   ===========  ===========  ===========   ===========   ===========
   Income from operations         $        440          832           17             -         1,289
                                   ===========  ===========  ===========   ===========   ===========
   Identifiable assets            $      2,137          293        6,408           514         9,352
                                   ===========  ===========  ===========   ===========   ===========
   Depreciation and amortization  $         10            1          244             -           255
                                   ===========  ===========  ===========   ===========   ===========
   Capital expenditures           $          9           10          383             -           402
                                   ===========  ===========  ===========   ===========   ===========
 1995
- --------------------------------

 Net revenues                     $     12,549        6,757        4,195             -        23,501
 Transfers among areas                       -            -        6,551        (6,551)            -
                                   ___________  ___________  ___________   ___________   ___________
 Total revenues                   $     12,549        6,757       10,746        (6,551)       23,501
                                   ===========  ===========  ===========   ===========   ===========
 Income (loss) from operations    $      1,296        3,803       (2,312)            -         2,787
                                   ===========  ===========  ===========   ===========   ===========
 Identifiable assets              $      3,721          462       11,199        19,631        35,013
                                   ===========  ===========  ===========   ===========   ===========
 Depreciation and amortization    $        195            7          388             -           590
                                   ===========  ===========  ===========   ===========   ===========
 Capital expenditures             $        334           25        1,431             -         1,790
                                   ===========  ===========  ===========   ===========   ===========
 1996
- --------------------------------

 Net revenues                           16,830       12,400        5,332             -        34,562
 Transfers among areas                       -            -        4,062        (4,062)            -
                                   ___________  ___________  ___________   ___________   ___________
 Total revenues                         16,830       12,400        9,394        (4,062)       34,562
                                   ===========  ===========  ===========   ===========   ===========
 Income (loss) from operations           1,504        5,066       (2,771)         (204)        3,595
                                   ===========  ===========  ===========   ===========   ===========
 Identifiable assets                     5,508        6,671       18,241        11,973        42,393
                                   ===========  ===========  ===========   ===========   ===========
 Depreciation and amortization             261          346          670             -         1,277
                                   ===========  ===========  ===========   ===========   ===========
 Capital expenditures                      461        7,078        1,218             -         8,757
                                   ===========  ===========  ===========   ===========   ===========




- -F17-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

14          GEOGRAPHIC  SEGMENT  INFORMATION  (CONTINUED)

     Net revenues which represent net sales to unaffiliated customers, is based on the location of the customers. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Operating income or loss consists of total net sales less operating expenses, and does not include either interest and other income, net, or income taxes. Identifiable assets of geographic areas are those assets used in the Company's operations in each area.

15.          RELATED  PARTY  TRANSACTIONS

     For the years ended June 30, 1994, 1995 and 1996, legal and consulting service fees in the amount of $414,000, $282,000 and $314,000, were paid to certain directors of subsidiaries and director-related entities and shareholders

     Included in these amounts are payments made to Dr. Colin Sullivan for the years ended June 30, 1994 and June 30, 1995 in which years he was a director of a subsidiary. Dr. Sullivan provides consulting services to the Company pursuant to a consulting agreement that terminates on December 31, 1997 (subject to extension for an additional five year term) for which he receives annual payments based on the net sales (as defined in the Consulting
Agreement) of certain of the Company's products, subject to a $90,000 per annum minimum payment. The Company also reimburses Dr. Sullivan for his out-of-pocket expenses in performing such consulting services.

     The Company has also agreed to pay such amounts to Dr. Sullivan for a period of 24 months following the termination of his consulting relationship with the Company in exchange for his agreement not to compete with the Company
during  this  period.    Total  payments  to  Dr.  Sullivan were, $147,000,
$228,000 and $314,000 for the Company's fiscal years ended June 30, 1994, 1995 and 1996, respectively.

16.          COMMITMENTS

     The Company leased certain equipment and fixtures under capital leases. Included in property and equipment are approximately $62,000 and $Nil of assets held under capital leases at June 30, 1995 and June 30, 1996,
respectively.    Accumulated  amortization  related  to  leased  assets  was approximately  $38,000  and  $Nil  at  June  30,  1995 and 1996, respectively.

     In addition, the Company also leases buildings, motor vehicles and office equipment under operating leases. Rental charges for these items are expensed as incurred. At June 30, 1996 the Company had the following future minimum lease payments under non cancelable operating leases.

- -F18-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

16.          COMMITMENTS  (CONTINUED)



                                 Operating
   Years                         leases
- -------------------------------  ----------

   1997                          $      559
   1998                                 554
   1999                                 481
   2000                                 173
   Thereafter                           101
                                  _________
   Total minimum lease payments  $    1,868
                                  =========



       Rent expense under operating leases for the years ended June 30, 1994, 1995 and 1996 was approximately $104,000, $162,000 and $467,000, respectively.

17.          BUSINESS  ACQUISITION

     Priess

     On  February  7,  1996 the Company's fully owned German subsidiary ResMed
Priess  GmbH  acquired  the  business and associated assets of Dieter W Priess
Medizintechnik (Priess), its German distributor for $6,350,000 in cash from a 4% stockholder of the company. Priess is based in Moenchengladbach, Germany and is engaged in the distribution and sale of respiratory products. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Priess have been included in the Company's consolidated financial statements from February 7, 1996. The excess of the purchase price over the fair value of the net identifiable assets acquired of $4,461,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase agreement also provides for additional payments of up to $4,000,000 over the next four years contingent on future sales revenues of Priess. The additional payments, if any, will be accounted for as additional goodwill.



                               $     '000
                               ----------

Fair value of assets acquired
 Inventory                          1,524
 Property plant and equipment         532
                                _________
                                    2,056
                                _________
Goodwill on acquisition             4,461
                                _________
Cash consideration                  6,517
                                =========


- -F19-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

17.          BUSINESS  ACQUISITION  (CONTINUED)

     The following unaudited pro forma financial information presents the combined results of operations of the Company and Priess as if the acquisition had occurred as of the beginning of the years ended June 30, 1995 and June 30, 1996, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, reduced interest income from use of IPO funds relating to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Priess constituted a single entity during such periods.



                                                           Year Ended
                                                             June 30,
                                                          1995    1996
                                                       -------  ------
Net sales                                               29,381  38,558

Net income                                               3,547   5,476

Net income per common and common equivalent share:
 Primary                                                  0.80    0.76
 Assuming full dilution                                   0.79    0.76



     Premium  Medical  Purchase

     On June 12, 1996 the Company's fully owned French subsidiary ResMed SA acquired the business and associated assets of Premium Medical SARL (Premium), its French distributor for $348,000 in cash. Premium was based in Paris, France and was engaged in the sale and distribution of respiratory products.
The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the Premium business have been included in the Company's consolidated financial statements from June 12, 1996. The excess of the purchase price over the fair value of the net identifiable assets acquired of $115,000 has been recorded as goodwill and is being amortized on a straight-line basis over 5 years.



                               $     '000
                               ----------

Fair value of assets acquired
 Inventory                            229
 Property plant and equipment           4
                                _________
                                      233
                                _________
Goodwill on acquisition               115
                                _________
Cash consideration             $      348
                                =========


- -F20-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996

18.          LEGAL  ACTIONS

     In October 1994, in Australia, a patent held by ResMed was revoked on appeal on the grounds that the patent was not entitled to claim priority to a "provisional" application, which was filed before the inventor's publication. As a result of this claim, ResMed based in part on advice from legal counsel, at June 30, 1994 accrued approximately $300,000 for costs associated with this patent litigation which remains outstanding at June 30, 1996. This amount is included in accrued expenses on the consolidated balance sheets.

     In January 1995, the Company filed a complaint for patent infringement in the United States District Court against Respironics Inc., a Delaware registered company. In response, in February 1995, Respironics filed a complaint against the Company that asserts, (i) Respironics does not infringe the subject patents; and (ii) that the subject patents are invalid and unenforceable. In June 1996 the Company initiated a further action in Pennsylvania against Respironics regarding alleged infringement of the Company's continuation patent, granted June 4, 1996, related to the delayed timer feature. The action is continuing and is expected to be defended by Respironics. Management believes, based in part on advice from legal counsel, that this action will not have a material adverse effect on the operations or financial position of the Company.

     In May 1995, Respironics and its Australian distributor filed a statement of claim against the Company and its President in the Federal Court of Australia, New South Wales District Registry. The statement of claim alleges that the Company engaged in unfair trade practices, including the misuse of the power afforded by its Australian patents and dominant market position in violation of the Australian Trade Practices Act. The statement of claim asserts damage claims in the aggregate amount of approximately $730,000, constituting lost profit on sales. While the Company intends to defend this action, there can be no assurance that the Company will be successful in defending such action or that the Company will not be required to make significant payments to the claimants. Furthermore, the Company expects to incur ongoing legal costs in defending such action.

19.          RECENT  ACCOUNTING  DEVELOPMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Effective for fiscal years beginning after December 15, 1995. SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangible assets and goodwill related both to assets to be held and used and assets to be disposed of. The adoption of SFAS 121 is not expected to have a material effect on the Company's financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. Under the provisions of SFAS 123, the Company is encouraged, but not required, to measure compensation costs related to its employee stock compensation under the fair value method. The Company has elected not to recognize compensation expense under this methodology. The Company will adopt the pro forma method of disclosure under SFAS 123 in fiscal year ended June 30, 1997.

- -F21-

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED          ResMed  Inc.

     By: PETER C FARRELL
         _____________________
         Peter C. Farrell, President and Chief Executive Officer (Principal Executive Officer)


     By:  ADRIAN M SMITH
          _____________________
          Adrian  M.  Smith,  Chief  Financial  Officer
          (Principal  Financial  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                   Title                                 Date

                            Chief Executive Officer, President,   September 25, 1996
PETER C FARRELL             Chairman of the Board (Principal
__________________________  Executive Officer)
Peter C. Farrell


CHRISTOPHER G ROBERTS                                             September 25, 1996
__________________________
Christopher G. Roberts      Director


MICHAEL A QUINN                                                   September 25, 1996
__________________________
Michael A. Quinn            Director


GARY W PACE                                                       September 25, 1996
__________________________
Gary W. Pace                Director


DONAGH MCCARTHY                                                   September 25, 1996
__________________________
Donagh McCarthy             Director

    Schedule  II


                         RESMED INC AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            YEARS ENDED JUNE 30, 1994, 1995 AND 1996, RESPECTIVELY
                                (IN THOUSANDS)


                                  Balance at     Charged to    Other         Balance at
                                  beginning of   costs and     (deductions)  end of
                                  period         expenses      additions     period

Year ended June 30, 1994
Applied against asset account:
Allowance for doubtful accounts        $ 15         20             -             35
                                      =====      =====         =====          =====

Year ended June 30, 1995
Applied against asset accounts:
Allowance for doubtful accounts        $ 35        112            (3)           144
                                      =====      =====         =====          =====

Year ended June 30, 1996
Applied against asset account
Allowance for doubtful accounts         144         31             -            175
                                      =====      =====         =====          =====


                                      EXHIBIT INDEX

2.1 Purchase Agreement dated February 7, 1996 between Dieter W Priess Medizinische technische Ger te and ResMed-Priess GmbH (I, GR).

23.1          Consent  of  KPMG  Deutsche  Treuhand  Gesellschaft.

99.3          Press  Release,  dated February 12, 1996, issued by ResMed, Inc.


b)          The  following  documents  are  filed  as  part  of  this  report:

1.1          Consolidated  Financial  Statements  and  Schedule.

     The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements" under Item 8 of this report.

3.       Exhibits.  The following exhibits are filed as a part of this report:

3.1          Certificate  of  Incorporation  of  Registrant,  as  amended*
3.2          By-laws  of  Registrant*
4.1          Form  of  certificate  evidencing  shares  of  Common  Stock*
10.1          1995  Stock  Option  Plan*
10.2 Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended*
10.3 Amended and Restated Consulting Agreement between Colin Sullivan and ResMed Limited dated September 2, 1994*
10.4 Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994*
10.5          Lease  for  82  Waterloo  Road,  Sydney,  Australia*
10.6          Lease  for  5744  Pacific  Center  Boulevard,  San  Diego,  USA*
11.1          Statement  re:  Computation  of  Earning  per  Share
16.1          Letter  regarding  change  in  Certifying  Accountant*
21.1          Subsidiaries  of  the  Registrant
23.1          Consent and Report on Schedules of KPMG  Peat  Marwick  LLP
27.1          Financial  Data  Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.

     Exhibit  11.1
                              RESMED INC AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER COMMON SHARE
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                             Year Ended June 30,
                                                            --------------------
                                                            1994        1995        1996
                                                       ----------  ----------  ----------

PRIMARY EARNINGS
Net income                                          $      1,232       2,833       4,503
                                                       =========   =========   =========
Shares
Weighted average number of common
 shares outstanding                                        3,137       3,905       7,090
Additional shares assuming conversion of
 stock options under treasury stock method                   502         545         109
                                                       _________   _________   _________
Weighted average number of common
 shares and common equivalent outstanding
 as adjusted                                               3,639       4,450       7,199
                                                       =========   =========   =========


Primary earnings per common and common
 equivalent share:                                  $      0.34   $    0.63   $    0.63
                                                       =========   =========   =========


FULLY DILUTED EARNINGS
Net Income                                          $      1,232       2,833       4,503
                                                       =========   =========   =========

Shares
Weighted average number of common
 shares outstanding                                        3,137       3,905       7,090
Additional shares assuming conversion of
 stock options under treasury stock method                   502         608         128
                                                       _________   _________   _________
Weighted average number of common and
 common equivalent shares outstanding                      3,639       4,513       7,218
 as adjusted
                                                       =========   =========   =========

Fully diluted earnings per common and
 common equivalent share:                   $               0.34  $     0.62  $     0.62
                                                       =========   =========   =========


     Exhibit  21.1
                                  RESMED INC
                        SUBSIDIARIES OF THE REGISTRANT


ResMed Holdings Limited (incorporated under the laws of New South Wales, Australia)

ResMed  Limited  (incorporated  under the laws of New South Wales, Australia)*

ResMed  Corporation  (a  Minnesota  corporation)*

ResMed  (UK)  Limited  (a  United  Kingdom  corporation)*

ResMed  International  Inc  (a  Delaware  corporation)

ResMed  Priess  GmbH  and  Co  Kg  (a  German  corporation)**

ResMed  SA  (a  French  corporation)**

ResMed  Priess  GmbH  (a  German  corporation)

*A  subsidiary  of  ResMed  Holdings  Limited
**  A  subsidiary  of  ResMed  International  Inc

     Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES

The Board of Directors and Stockholders
ResMed Inc:

The audits referred to in our report dated August 12, 1996, included the related financial statement schedules as of June 30, 1996 and for each of the years in the three-year period ended June 30, 1996. This financial statement
schedule is  the  responsibility  of the  Company's  management.   Our
responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statement (No. 333-08013) on Form S-8 of ResMed Inc of our report dated August 12, 1996, relating to the consolidated balance sheets of ResMed Inc and subsidiaries as of June 30, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996, and the related schedules, which report appears in the June 30, 1996 annual report on Form 10-K of ResMed Inc.




/s/ KPMG PEAT MARWICK LLP
KPMG Peat Marwick LLP
San Diego, California
September 23, 1996

     Exhibit  27.1
                                  RESMED INC

This  schedule  contains  summary  financial information extracted from ResMed
Inc's Annual June 30, 1996 financial report and is qualified in its entirety by reference to such financial statements.



Period Type                     12 Months       12 Months
Fiscal-Year-End             June 30, 1996   June 30, 1995
Period-End                  June 30, 1996   June 30, 1995

Exchange-Rate                           1               1
Cash                            5,510,000       3,256,000
Securities                     18,021,000      20,510,000
Receivables                     6,252,000       3,729,000
Allowances                       (144,000)       (175,000)
Inventory                       6,134,000       4,350,000
Current-Assets                 37,846,000      33,013,000
PP&E                            3,284,000       1,981,000
Depreciation                            0               0
Total-Assets                   46,946,000      35,313,000
Current-Liabilities             7,382,000       5,659,000
Bonds                                   0               0
Preferred-Mandatory                     0               0
Preferred                               0               0
Common                             29,000          26,000
Other-Se                       38,957,000      28,841,000
Total-Liability-And-Equity     46,946,000      35,313,000
Sales                          34,562,000      23,501,000
Total-Revenues                 34,562,000      23,501,000
CGS                            16,990,000      11,271,000
Total-Costs                             0               0
Other-Expenses                          0               0
Loss-Provision                          0               0
Interest-Expense                        0               0
Income-Pretax                   6,561,000       3,781,000
Income-Tax                      2,058,000         948,000
Income-Continuing               4,503,000       2,833,000
Discontinued                            0               0
Extraordinary                           0               0
Changes                                 0               0
Net-Income                      4,503,000       2,833,000
EPS-Primary                            63              63
EPS-Diluted                            62              62