Form 10-K/A
period 1996-06-30
RESMED INC
filed 1996-11-07
CIK 943819

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C 20549
                              _________________
                               AMENDMENT TO FORM
                                  FORM 10-K/A
                              _________________

            (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                        COMMISSION FILE NUMBER 0-26038

                                 RESMED INC.
            (Exact name of Registrant as specified in its Charter)

     DELAWARE                                         98-0152841
     (State  or  other  jurisdiction  of          (I.R.S.  Employer
     incorporation  or  organization)          Identification  No.)

                           5744 PACIFIC CENTER BOULEVARD
                                      SUITE 311
                                SAN DIEGO  CA  92121
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



Product                                 Features                                           Date of Commercial Introduction
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

     North America. In the United States, the Company's marketing activities are conducted through a field sales organization comprised of 11 direct
sales  employees,  including  three  regional  sales  managers,  and   18
independent manufacturers' representatives' organizations. The Company's United States field sales organization markets and sells the Company's products primarily to more than 1,500 home health care dealer branch locations
throughout  the  United  States.    The  Company also  promotes and  markets
its products directly to sleep clinics. Patients who are diagnosed with OSA and prescribed CPAP treatment are typically referred by the diagnosing sleep clinic to a home health care dealer to fill the prescription. The home health care dealer, in consultation with the referring physician, will assist the patient in selecting the equipment, fits the patient with the appropriate mask and set the flow generator pressure to the prescribed level. In the United States, sales employees and manufacturers' representatives are managed by the three regional sales managers and the Company's national sales manager. A marketing manager, responsible for marketing in the United States and Canada, is based in the Company's office in San Diego. The Company's Canadian sales are conducted through a Canadian distributor. Sales in North America accounted for 47%, 53% and 49% of the Company's total net revenues for the fiscal year's ended June 30, 1994, 1995 and 1996, respectively.

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

-F1-

                               RESMED INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                  JUNE 30, 1995 AND 1996
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                   June 30,        June 30,
                                                                       1995           1996
                                                              --------------  ------------
Assets
-------

Current assets:

Cash and cash equivalents                                     $       3,256          5,510
Marketable securities - available for sale (note 3)                  20,510         18,021
Accounts receivable, net of allowance for doubtful accounts
 of $144 and $175 at June 30, 1995 and 1996, respectively             3,792          6,252
Government grants                                                       825            915
Inventories, net (note 4)                                             4,350          6,134
Prepaid expenses and other current assets                               280          1,014
                                                               ____________   ____________
 Total current assets                                                33,013         37,846
                                                               ____________   ____________

Property and equipment, net (note 5)                                  1,981          3,284
Patents, net of accumulated amortization of $179 and
 $260 at June 30, 1995 and 1996, respectively                           161            217
Deferred income taxes (note 10)                                         139             27
Goodwill, net of amortization of $120 at June 30, 1996                    -          4,309
Other assets                                                             19          1,263
                                                               ____________   ____________
                                                              $      35,313         46,946
                                                               ============   ============
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:

Accounts payable                                              $       2,572          2,421
Accrued expenses (note 6 and 16)                                      2,006          2,815
Income taxes payable                                                  1,081          1,857
Current portion of long debt (note 7)                                     -            289
                                                               ____________   ____________
 Total current liabilities                                            5,659          7,382
                                                               ____________   ____________

Long-term debt less current portion (note 7)                            787            578
                                                               ____________   ____________
                                                                      6,446          7,960
                                                               ____________   ____________
Stockholders' equity (note 8):
Preferred stock, $.01 par value,
 2,000 shares authorized; none issued                                     -              -
Common stock, $.004 par value, 15,000 shares authorized;
 issued and outstanding 6,534 at June 30, 1995 and 7,172
 at June 30, 1996                                                        26             29
Additional paid-in capital                                           24,393         29,407
Retained earnings                                                     4,600          9,103
Foreign currency translation adjustment                                (152)           447
                                                               ____________   ____________
Total stockholders' equity                                           28,867         38,986
                                                               ____________   ____________
Commitments and contingencies (notes 16 and 18)
                                                              $      35,313         46,946
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



Year ending June 30  Amount
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

     Financial information by geographic region for the years ended June 30, 1994, 1995 and 1996, is summarized below (in thousands):


                                                                            Corporate,
                                                            Australia/     unallocated
                                      North                  Rest of           and
                                     America       Europe     World        eliminations      Total



 1994
--------------------------------

   Net revenues                   $      6,502        4,171        3,184             -        13,857
   Transfers among areas                     -            -        4,115        (4,115)            -
                                   ___________  ___________  ___________   ___________   ___________
   Total revenues                 $      6,502        4,171        7,299        (4,115)       13,857
                                   ===========  ===========  ===========   ===========   ===========
   Income from operations         $        440          832           17             -         1,289
                                   ===========  ===========  ===========   ===========   ===========
   Identifiable assets            $      2,137          293        6,408           514         9,352
                                   ===========  ===========  ===========   ===========   ===========
   Depreciation and amortization  $         10            1          244             -           255
                                   ===========  ===========  ===========   ===========   ===========
   Capital expenditures           $          9           10          383             -           402
                                   ===========  ===========  ===========   ===========   ===========
 1995
--------------------------------

 Net revenues                     $     12,549        6,757        4,195             -        23,501
 Transfers among areas                       -            -        6,551        (6,551)            -
                                   ___________  ___________  ___________   ___________   ___________
 Total revenues                   $     12,549        6,757       10,746        (6,551)       23,501
                                   ===========  ===========  ===========   ===========   ===========
 Income (loss) from operations    $      1,296        3,803       (2,312)            -         2,787
                                   ===========  ===========  ===========   ===========   ===========
 Identifiable assets              $      3,721          462       11,199        19,631        35,013
                                   ===========  ===========  ===========   ===========   ===========
 Depreciation and amortization    $        195            7          388             -           590
                                   ===========  ===========  ===========   ===========   ===========
 Capital expenditures             $        334           25        1,431             -         1,790
                                   ===========  ===========  ===========   ===========   ===========
 1996
--------------------------------

 Net revenues                           16,830       12,400        5,332             -        34,562
 Transfers among areas                       -            -        4,062        (4,062)            -
                                   ___________  ___________  ___________   ___________   ___________
 Total revenues                         16,830       12,400        9,394        (4,062)       34,562
                                   ===========  ===========  ===========   ===========   ===========
 Income (loss) from operations           1,504        5,066       (2,771)         (204)        3,595
                                   ===========  ===========  ===========   ===========   ===========
 Identifiable assets                     5,508        6,671       18,241        11,973        42,393
                                   ===========  ===========  ===========   ===========   ===========
 Depreciation and amortization             261          346          670             -         1,277
                                   ===========  ===========  ===========   ===========   ===========
 Capital expenditures                      461        7,078        1,218             -         8,757
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



                                 Operating
   Years                         leases
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