Form 10-Q
period 1996-09-30
RESMED INC
filed 1996-11-12
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                  FORM 10-Q

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30, 1996

[          ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ___________ TO
_____________

                       Commission file number: 0-26038


                                 ResMed Inc.
            (Exact name of registrant as specified in its charter)


  Delaware                                      98-0152841
(State  or  other  jurisdiction  of          (I.R.S  Employer
incorporation  or  organization)          Identification  No.)



                        5744 Pacific Center Boulevard
                                  Suite 311
                             San Diego  CA  92121
                           United States Of America
                   (Address of principal executive offices)

                                 619 622 2040
             (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No ______

As of September 30, 1996, 7,183,276 shares of Common Stock($0.004 par value) were outstanding.

                                    INDEX

PART  I    FINANCIAL  INFORMATION



                                                               Page

Item 1  Financial Statements
        Condensed Consolidated Balance Sheets as of September     3
        30, 1996 (unaudited) and June 30, 1996

        Condensed Consolidated Statements of Income               4
        (unaudited) for Three Months Ended September 30, 1996
        and 1995

        Condensed Consolidated Statements of Cash Flows           5
        (unaudited) for the Three Months Ended September 30,
        1996 and 1995

        Notes to Condensed Consolidated Financial Statements      6

Item 2  Management's Discussion and Analysis of Financial        11
        Condition and Results of Operations



PART  II  OTHER  INFORMATION



Item 1      Legal Proceedings                                    13

Item 2      Changes in Securities                                13

Item 3      Defaults Upon Senior Securities                      13

Item 4      Submission of Matters to a Vote of Security Holders  13

Item 5      Other Information                                    13

Item 6      Exhibits and Reports on Form 8-K                     13

SIGNATURES                                                       14

                      PART I.     FINANCIAL INFORMATION

Item  1.          Financial  Statements
                         RESMED INC. AND SUBSIDIARIES

                           Condensed Consolidated Balance Sheets
                         (in US$ thousands, except per share data)



                                                               September 30,    June 30,
                                                               ---------------  ------------
                                                                          1996          1996
                                                               ---------------  ------------
Assets                                                             (unaudited)
Current assets:
Cash and cash equivalents                                      $         6,455         5,510
Marketable securities - available for sale                              18,204        18,021
Accounts receivable, net of allowance of $175 at September
30, 1996 and $175 at June 30, 1996                                       6,681         6,252
Government grants                                                          810           915
Inventories                                                              6,148         6,134
Prepaid expenses and other current assets                                1,757         1,014
                                                                  ____________  ____________
Total current assets                                                    40,055        37,846

Property, plant and equipment, net                                       3,570         3,284
Patents, net of accumulated amortization of $279 at September
30,1996 and $260 at June 30, 1996                                          221           217
Deferred income taxes                                                       26            27
Goodwill, net                                                            4,248         4,309
Other assets                                                             2,061         1,263
                                                                  ____________  ____________
Total assets                                                   $        50,181        46,946
                                                                  ============  ============
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                               $         2,522         2,421
Accrued expenses                                                         3,533         2,815
Income taxes payable                                                     2,247         1,857
Current portion of capital lease obligation                                 13             -
Current portion of long-term debt                                          290           289
                                                                  ____________  ____________
Total current liabilities                                                8,605         7,382

Long-term debt, less current portion                                       580           578
Capital lease obligation, less current portion                               6             -
                                                                  ____________  ____________
Total liabilities                                                        9,191         7,960
                                                                  ____________  ____________
Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares
authorized; none issued                                                      -             -
Common Stock $0.004 par value; 15,000,000 shares
authorized; issued and outstanding 7,183,276 at September
30, 1996 and 7,172,408 at June 30, 1996                                     29            29
Additional paid-in capital                                              29,506        29,407
Retained Earnings                                                       10,943         9,103
Currency translation adjustment                                            512           447
                                                                  ____________  ____________
                                                                        40,990        38,986
Commitments and contingencies                                     ____________  ____________
                                                               $        50,181        46,946
                                                                  ============  ============

       See the accompanying notes to the condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income (Unaudited)
                     (in US$ thousands, except share and per share data)


                                                                        Three Months Ended
                                                                           September 30,
                                                                       --------------------
                                                                         1996            1995
                                                          --------------------  --------------

Net revenues                                              $            11,141           6,703
Cost of sales                                                           4,850           3,212
                                                                 ____________    ____________
Gross profit                                                            6,291           3,491
                                                                 ____________    ____________

Operating expenses
Selling, general and administrative expenses                            3,922           2,130
Research and development expenses                                         791             680
                                                                 ____________    ____________
Total operating expenses                                                4,713           2,810
                                                                 ____________    ____________
Income from operations                                                  1,578             681
                                                                 ____________    ____________

Other income, net:
Interest income, net                                                      243             257
Government grants                                                          89             135
Other income, net                                                         796             150
                                                                 ____________    ____________
Total other income, net                                                 1,128             542
                                                                 ____________    ____________

Income before income taxes                                              2,706           1,223
Income taxes                                                             (866)           (343)
                                                                 ____________    ____________
Net income                                                $             1,840             880
                                                                 ============    ============

Net income per common and common equivalent share:
Primary                                                   $              0.25   $        0.12
Assuming full dilution                                    $              0.25   $        0.12

Weighted average shares per common and common equivalent
share, outstanding:
Primary                                                             7,296,475       7,150,838
Assuming full dilution                                              7,334,845       7,188,459




        See the accompanying notes to the condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES

                     Condensed Consolidated Statements of Cash Flows (Unaudited)
                                          (in US$ thousands)


                                                                             Three Months Ended
                                                                                September 30,
                                                                             --------------------

                                                                                  1996           1995
                                                                   --------------------  -------------

Cash flows from operating activities:
Net income                                                         $             1,840            880

Adjustment to reconcile net income to net cash provided by/(used)
in operating activities:
Depreciation and amortization                                                      517            135
Provision for service warranties                                                    16             17
Deferred income taxes                                                                1            343
Foreign currency options                                                          (717)           (22)
Changes in operating assets and liabilities:
Accounts receivable, net                                                          (352)          (621)
Government grants                                                                  109            250
Inventories                                                                          6         (1,488)
Prepaid expenses and other current assets                                         (741)            14
Accounts payable, accrued expenses and other liabilities                         1,104           (696)
                                                                          ____________   ____________
Net cash provided by/(used) in operating activities                              1,783         (1,188)
                                                                          ____________   ____________
Cash flows used in investing activities:
Purchases of property, plant and equipment                                        (668)          (229)
Purchases of patents                                                               (23)            (4)
Purchase of non-trading investments                                                  -           (329)
Loans receivable                                                                   (75)             -
Purchases of marketable securities - available for sale                        (11,301)       (19,660)
Proceeds from sale of marketable securities - available for sale                11,118         15,791
                                                                          ____________   ____________
Net cash used in investing activities                                             (949)        (4,431)
                                                                          ____________   ____________
Cash flows from financing activities - proceeds from issuance of
common stock                                                                        99          4,690
                                                                          ____________   ____________
Effect of exchange rate changes on cash                                             12            122
                                                                          ____________   ____________
Net increase (decrease) in cash and cash equivalents                               945           (807)
                                                                          ____________   ____________
Cash and cash equivalents at beginning of period                                 5,510          3,256
                                                                          ____________   ____________
Cash and cash equivalents at end of period                         $             6,455          2,449
                                                                          ============   ============
Supplemental disclosure of cash flow information:
Income taxes paid                                                                  279            437
Interest paid                                                                        -              -


The Company entered into a capital lease obligation for computer equipment of $19,000 during the three months  September  30,  1996

            See the accompanying notes to the condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(1)          Organization  and  Basis  of  Presentation

     ResMed Inc. (the Company), is a Delaware corporation formed in March 1994 as a holding company for ResCare Holdings Ltd. (RHL), a company resident in Australia. RHL designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's principal manufacturing operations are located in Australia. Other principal distribution and sales sites are located in the United States, the United Kingdom and Europe.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

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

                         RESMED INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(2)          Summary  of  Significant  Accounting  Policies,  Continued

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

(g)          Government  Grants:

     Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development and export of the Company's proprietary positive airway pressure technology and to June 30, 1996, to assist development of export markets. Grants of $89,000 and 135,000 have been recognized for the three month period ended September 30, 1996 and September 30, 1995, respectively.

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

                         RESMED INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(2)          Summary  of  Significant  Accounting  Policies,  Continued

(k)          Financial  Instruments:

     The carrying value of financial instruments, such as cash and cash equivalents, marketable securities - available for sale, accounts receivable, government grants, foreign currency option contracts, accounts payable and long-term debt approximate their fair value. The Company does not hold or issue financial instruments for trading purposes.

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1996 and June 30, 1996. The Fair Value of Financial Instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.



                                 September 30, 1996            June 30, 1996
                                -------------------          ----------------
                               Carrying         Fair           Carrying      Fair
                                Amount          Value           Amount       Value
                              ----------     ----------      ----------     ----------
(US$ in thousands)
Financial assets
Cash and cash equivalents     $   6,455         6,455          5,510        5,510
Marketable securities -
 available for sale              18,204        18,204         18,021       18,021
Accounts receivable, net          6,681         6,681          6,252        6,252
Government grants                   810           810            915          915
Other assets                      2,061         2,061          1,263        1,263
Financial liabilities
Accounts payable                  2,522         2,522          2,421        2,421
Long - term debt                    870           870            867          867



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

     The purpose of the Company's foreign currency hedging activities is to protect the Company from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian manufacturing activities. The Company enters into foreign currency option contracts to hedge anticipated sales and manufacturing costs denominated in principally Australian Dollars, Pound Sterling and Deutschmarks. The term of such foreign exchange contracts generally do not exceed three years.

                         RESMED INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(2)          Summary  of  Significant  Accounting  Policies,  Continued

(l)          Foreign  Exchange  Risk  Management,  Continued

     Premiums to enter certain foreign currency options are included in other assets and are amortized over the period of the agreement in the consolidated statement of income against other income, net. At September 30, 1996 unamortized premiums amounted to $271,000.

     Unrealized gains or losses are recognized as incurred in the statement of financial position as either other assets or other liabilities and are recorded within other income, net on the Company's consolidated statements of income. Unrealized gains and losses on currency derivatives are determined based on dealer quoted prices.

     Foreign currency option contracts have been purchased in part by the issue of put options to counterparts. As a result, should foreign exchange rates drop below a specified level, on a specific date, the Company is required to deliver certain funds to counterparts at contracted foreign exchange rates. As at September 30, 1996 none of the put options issued by the Company are exercisable as foreign exchange rates remain above the foreign exchange rates specified.

     The Company is exposed to credit-related losses in the event of non-performance by counterparts to financial instruments, but it does not expect any counterparts to fail to meet their obligations given their high
credit  ratings.    The  credit  exposure  of  foreign  exchange  options  is
represented by the fair value of options with a positive fair value at the reporting date.

     At September 30, 1996 the Company held foreign currency option contracts with notional amounts totaling $41,691,919 to hedge foreign currency items. These contracts mature at various dates prior to June 30, 1998.

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

                         RESMED INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(3)          Inventories

     Inventories were comprised of the following at September 30, 1996 and June 30, 1996:



                  September 30,   June 30,
                            1996       1996
                  --------------  ---------

Raw materials     $        1,816  $   2,088
Work in progress             577        257
Finished goods             3,755      3,789
                         _______    _______
                  $        6,148  $   6,134
                         =======    =======

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS
         THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

Net  Revenues

Net revenues increased for the three months ended September 30, 1996 to $11.1 million from $6.7 million for the three months ended September 30, 1995, an increase of $4.4 million or 66%. The three month increase in net revenues is primarily attributable to an increase in unit sales of the Company's flow generators and accessories in North America and Europe, which benefited significantly from the additional revenues generated in Germany from the Priess business which was acquired in February 1996. Net revenues in North America increased to $4.4 million from $3.6 million for the quarter and in Europe to $5.4 million from $1.9 million, respectively.

Gross  Profit

Gross profit increased for the three months ended September 30, 1996 to $6.3 million from $3.5 million for the three months ended September 30, 1995, an increase of $2.8 million or 80%. The increase resulted primarily from increased unit sales, a shift to higher margin products, and a significant improvement in European revenues during the quarter ended September 30, 1996. Gross profit as a percentage of net revenues increased for the quarter ended September 30, 1996 to 56% from 52% in three months ended September 30, 1995.

Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 1996 to $3.9 million from $2.1 million for the three months ended September 30, 1995, an increase of $1.8 million or 84%. As a percentage of net revenues, selling, general and administrative expenses increased to 35% for the quarter ended September 30, 1996 from 32% for the three months ended September 30, 1995. The increase in gross selling, general and administrative expenses was due primarily to an increase from 70 to 88 in the number of sales and administrative personnel, including 24 persons employed on acquisition of Priess, an increase in legal costs from $61,000 to $327,000 associated with ongoing legal action (refer Part II Item 1) and other expenses related to the increase in Company sales.

Research  and  Development  Expenses

Research and development expenses increased for the three months ended September 30, 1996 to $791,000 from $680,000 for the three months ended
September 30, 1995, an increase of $111,000 or 16%. As a percentage of net revenues, research and development expenses for the three months ended September 30, 1996 decreased to 7% from 10% for the period ended September 30, 1995. The increase in gross research and development expenses was due to an increase in charges for consulting fees and technical assessments incurred to facilitate product development of a number of new products.

Other  Income,  net

Other income, net increased for the three months ended September 30, 1996 to $1,128,000 from $542,000 for the three months ended September 30, 1995, an increase of $586,000 or 108%. This increase was due primarily to net foreign exchange gains of $750,000 relating to marking to market foreign currency option contracts. Government grants income declined for the three months ended September 30, 1996 to $89,000 from $135,000 for the three months ended September 30, 1995 reflecting the termination of Australian Federal Government export grants. This termination was marginally offset by an increase in both manufacturing and research activity for which the Company receives grant revenues.

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS
         THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

Income  Taxes

The Company's effective income tax rate for the three months ended September 30, 1996 increased to approximately 32% from approximately 28% for the three months ended September 30, 1995. The increased tax rate primarily relates to a relatively higher German effective corporate taxation rate. This effective tax rate increase is partially offset by the increase in Australian research and development expenses incurred in the first quarter of fiscal 1997 over the first quarter of fiscal 1996 for which the Company received a 150% deduction under Australian tax law. The 150% research and development deduction was only available on expenses incurred up to August 20, 1996. Subsequent to August 20, 1996 the Company receives a 125% deduction for research and development expenditures incurred in Australia, under revised Australian taxation legislation.

Liquidity  and  Capital  Resources

As of September 30, 1996 and June 30, 1996, the Company had cash and cash equivalents and marketable securities available for sale of approximately $24.7 million and $23.5 million, respectively. The Company's working capital approximated $31.5 million and $30.5 million, at September 30, 1996 and June 30, 1996, respectively. The increase in working capital balances reflects the increase in cash generated from operations.

During the three months ended September 30, 1996, the Company's operations generated $1.8 million cash from operations, primarily as a result of increased profit from operations offset partially by increases in accounts receivable due to increased sales. During the three months ended September 30, 1995 approximately $1.2 million of cash was used by operations primarily due to increased inventory levels.

The Company's capital expenditures for the three month period ended September 30, 1996 and 1995 aggregated $687,000 and $229,000 respectively. The majority of the expenditures in the three month period ending September 30, 1996 relates to the purchase of computer software and hardware, production tooling and equipment and, to a lesser extent, office furniture and research and development equipment. As a result of these capital expenditures, the Company's September 30, 1996 balance sheet reflects net property plant and equipment of approximately $3.6 million at September 30, 1996, compared to $3.3 million at June 30, 1996.

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

In May 1993, the Australian Federal Government agreed to lend the Company up to $870,000 over a six year term. Such loan bears no interest for the first three years and bears interest at a rate of 3.8% thereafter until maturity. The outstanding principal balance of such loan was $870,000 and $867,000 at September 30, 1996 and June 30, 1996, respectively.

                         RESMED INC. AND SUBSIDIARIES

                        PART II     OTHER INFORMATION

Item  1.          Legal  Proceedings

     In October 1994, in Australia, a patent held by ResMed was revoked on appeal on grounds that the patent was not entitled to claim priority to a "provisional" application, which was filed before the inventor's publication. As a result of this claim, ResMed based in part on advice from legal counsel, at June 30, 1994 accrued approximately $300,000 for costs associated with this patent litigation which remains outstanding at September 30, 1996. This amount is included in accrued expenses on consolidated balance sheets.

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

     In May 1995, Respironics and its Australian distributor filed a statement of claim against the Company and its President in the Federal Court of Australia, New South Wales District Registry. The statement of claim alleges that the Company engaged in unfair trade practices, including misuse of the power afforded by its Australian patents and dominant market position in violation of the Australian Trade Practices Act. The statement of claim asserts damage claims in the aggregate amount of approximately $901,000, constituting lost profit on sales. While the Company intends to defend this action vigorously, there can be no assurance that the Company will be successful in defending such action or that the Company will not be required to make significant payments to the claimants. Furthermore, the Company expects to incur ongoing legal costs in defending such action.


Item  2.          Changes  in  Securities

     None

Item  3.          Defaults  Upon  Senior  Securities

     None

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.          Other  Information

     None

Item  6.          Exhibits  and  Report  on  Form  8K

     None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ResMed  Inc.





PETER C FARRELL
________________________
Peter  C  Farrell
President  and  Chief  Executive  Officer




ADRIAN M SMITH
________________________
Adrian  M  Smith
Vice  President  Finance  and  Chief  Financial  Officer