Form 10-Q
period 1996-12-31
RESMED INC
filed 1997-02-19
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                  FORM 10-Q

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No ______

As of December 31, 1996, 7,191,844 shares of Common Stock ($0.004 par value) were outstanding.

                                    INDEX

PART  I    FINANCIAL  INFORMATION



                                                                     Page

Item 1  Financial Statements
        Condensed Consolidated Balance Sheets as of December 31,        3
        1996 (unaudited) and June 30, 1996

        Unaudited Condensed Consolidated Statements of Income for       4
        the Three Months Ended December 31, 1996 and 1995 and the
        Six Months ended December 31, 1996 and 1995

        Unaudited Condensed Consolidated Statements of Cash Flows       5
        for the Six Months Ended December 31, 1996 and 1995

        Notes to the unaudited Condensed Consolidated Financial         6
        Statements

Item 2  Management's Discussion and Analysis of Financial Condition    11
        and Results of Operations




PART  II  OTHER  INFORMATION



Item 1      Legal Proceedings                                    14

Item 2      Changes in Securities                                14

Item 3      Defaults Upon Senior Securities                      14

Item 4      Submission of Matters to a Vote of Security Holders  14

Item 5      Other Information                                    14

Item 6      Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                       15

                      PART I.     FINANCIAL INFORMATION

Item  1.          Financial  Statements
                               RESMED INC. AND SUBSIDIARIES

                           Condensed Consolidated Balance Sheets
                         (in US$ thousands, except per share data)



                                                                December 31,   June 30,
                                                                -------------  ------------
                                                                         1996          1996
                                                                -------------  ------------
Assets                                                            (unaudited)
Current assets:
 Cash and cash equivalents                                              8,612         5,510
 Marketable securities - available for sale                            17,629        18,021
 Accounts receivable, net of allowance of $175 at December 31,
  1996 and June 30, 1996                                                6,895         6,252
 Government grants                                                        888           915
 Inventories                                                            5,685         6,134
 Prepaid expenses and other current assets                              1,913         1,014
                                                                 ____________  ____________
Total current assets                                                   41,622        37,846

Property, plant and equipment, net                                      3,903         3,284
Patents, net of accumulated amortization of $302 at December
31,1996 and $260 at June 30, 1996                                         258           217
Deferred income taxes                                                      25            27
Goodwill, net                                                           5,052         4,309
Other assets                                                            1,410         1,263
                                                                 ____________  ____________
Total assets                                                           52,270        46,946
                                                                 ============  ============
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                       2,428         2,421
 Accrued expenses                                                       4,184         2,815
 Income taxes payable                                                   2,371         1,857
 Current portion of long-term debt                                        291           289
                                                                 ____________  ____________
Total current liabilities                                               9,274         7,382

Long-term debt, less current portion                                      437           578
                                                                 ____________  ____________
Total liabilities                                                       9,711         7,960
                                                                 ____________  ____________
Stockholders' equity:
 Preferred stock, $0.01 par value, 2,000,000 shares authorized;
 none issued                                                                -             -
 Common Stock $0.004 par value; 15,000,000 shares
 authorized; issued and outstanding 7,191,844 at December 31,
 1996 and 7,172,408 at June 30, 1996                                       29            29
 Additional paid-in capital                                            29,530        29,407
 Retained earnings                                                     12,625         9,103
 Foreign currency translation adjustment                                  375           447
                                                                 ____________  ____________
                                                                       42,559        38,986
Commitments and contingencies                                    ____________  ____________
                                                                       52,270        46,946
                                                                 ============  ============

See accompanying notes to condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES

                         Unaudited Condensed Consolidated Statements of Income
                          (in US$ thousands, except share and per share data)



                                                  Three Months Ended                Six Months Ended
                                                     December 31                      December 31,
                                                  ------------------                ----------------
                                                      1996            1995          1996           1995
                                              ------------   ------------    ------------   ------------

Net revenue                                         11,587           7,896         22,728         14,599
Cost of sales                                        4,715           4,004          9,565          7,216
                                              ____________    ____________   ____________   ____________
Gross profit                                         6,872           3,892         13,163          7,383
                                              ____________    ____________   ____________   ____________

Operating expenses
 Selling, general and administrative
 expenses                                            4,134           2,469          8,056          4,599
 Research and development expenses                     891             691          1,682          1,371
                                              ____________    ____________   ____________   ____________
Total operating expenses                             5,025           3,160          9,738          5,970
                                              ____________    ____________   ____________   ____________
Income from operations                               1,847             732          3,425          1,413
                                              ____________    ____________   ____________   ____________

Other income, net:
 Interest income, net                                  301             274            544            531
 Government grants                                      89             170            178            305
 Other income, net                                     237              91          1,033            241
                                              ____________    ____________   ____________   ____________
Total other income, net                                627             535          1,755          1,077
                                              ____________    ____________   ____________   ____________

Income before income taxes                           2,474           1,267          5,180          2,490
Income taxes                                           792             345          1,658            688
                                              ____________    ____________   ____________   ____________
Net income                                           1,682             922          3,522          1,802
                                              ============    ============   ============   ============

Net income per common and common
equivalent share:
 Primary                                              0.23            0.13           0.48           0.25
 Assuming full dilution                               0.23            0.13           0.48           0.25

Weighted average shares per common and
common equivalent outstanding:
 Primary                                             7,320           7,194          7,308          7,173
 Assuming full dilution                              7,373           7,188          7,354          7,188

See accompanying notes to condensed consolidated financial statements.



                         RESMED INC. AND SUBSIDIARIES

                      Unaudited Condensed Consolidated Statements of Cash Flows
                                          (in US$ thousands)



                                                                               Six Months Ended
                                                                                 December 31,
                                                                             -----------------
                                                                                  1996           1995
                                                                      -----------------  -------------

Cash flows from operating activities:
Net income                                                                       3,522          1,802
                                                                          ____________   ____________
Adjustment to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization                                                    1,076            395
Provision for service warranties                                                    40             12
Deferred income taxes                                                                2            686
Foreign currency options                                                          (792)            57
Changes in operating assets and liabilities:
 Accounts receivable, net                                                         (516)        (1,388)
 Government grants                                                                  35             80
 Inventories                                                                       330           (871)
 Prepaid expenses and other current assets                                        (751)          (206)
 Accounts payable, accrued expenses and other liabilities                        1,693         (1,145)
                                                                          ____________   ____________
 Net cash provided by (used in) operating activities                             4,639           (578)
                                                                          ____________   ____________
Cash flows used in investing activities:
 Purchases of property, plant and equipment                                     (1,426)          (649)
 Purchases of patents                                                              (81)           (37)
 Purchase of non-trading investments                                                 -           (329)
 Proceeds from sale of non-trading investments                                     738              -
 Loans receivable                                                                 (150)             -
 Deferred payments business acquisition                                           (991)             -
 Purchases of marketable securities - available for sale                       (25,560)       (45,752)
 Proceeds from sale of marketable securities - available for sale               25,953         41,633
                                                                          ____________   ____________
Net cash used in investing activities                                           (1,517)        (5,134)
                                                                          ____________   ____________
Cash flows provided by (used in) financing activities:
 Proceeds from issuance of common stock                                            122          5,059
 Repayment of long-term debt                                                      (146)             -
                                                                          ____________   ____________
 Net cash provided by (used in) financing activities                               (24)         5,059
                                                                          ____________   ____________
Effect of exchange rate changes on cash                                              4             96
                                                                          ____________   ____________
Net increase (decrease) in cash and cash equivalents                             3,102           (557)
                                                                          ____________   ____________
Cash and cash equivalents at beginning of period                                 5,510          3,256
                                                                          ____________   ____________
Cash and cash equivalents at end of period                                       8,612          2,699
                                                                          ============   ============
Supplemental disclosure of cash flow information:
 Income taxes paid                                                               1,107            440
 Interest paid                                                                       -              -

See accompanying notes to condensed consolidated financial statements.


                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1996 and the six months ended December 31,1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

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

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)          Summary  of  Significant  Accounting  Policies,  Continued

(d)          Inventories:

     Inventories are stated at the lower of cost, determined principally by the first-in first-out method, or net realizable value.

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

(g)          Government  Grants:

     Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants have been recognized in the amount of $89,000 and $170,000 for the three month period ended December 31, 1996 and 1995, respectively and $178,000 and $305,000 for the six month periods ended December 31, 1996 and 1995, respectively. Subsequent to June 30, 1996 the Company ceased to qualify for the payment of grants for the development of export markets.

(h)          Foreign  Currency:

     The consolidated financial statements of the Company's non-U.S. subsidiaries are translated into US dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the US dollar are translated at average exchange rates throughout the year. Cumulative translation effects are reflected in stockholders' equity. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

(i)          Research  and  Development:

     All  research  and development costs are expensed in the period incurred.

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)          Summary  of  Significant  Accounting  Policies,  Continued

(j)          Net  Income  per  Common  and  Common  Equivalent  Share:

     Primary net income per common and common equivalent share and net income per common and common equivalent share, assuming full dilution, are computed using the weighted average number of shares outstanding. There is adjustment for the incremental shares attributed to outstanding options to purchase common stock as determined under the treasury stock method.

(k)          Financial  Instruments:

     The carrying value of financial instruments, such as cash and cash equivalents, marketable securities - available for sale, accounts receivable, government grants, foreign currency option contracts, accounts payable and long-term debt, approximate their fair value. The Company does not hold or issue financial instruments for trading purposes.

     The following table presents carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and June 30, 1996.
 The Fair Value of Financial Instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.


                               December 31, 1996            June 30, 1996
                              ------------------           ---------------
                             Carrying         Fair         Carrying      Fair
                             Amount           Value        Amount        Value
                             ----------       ------       ----------    -------
(US$ in thousands)
Financial assets
 Cash and cash equivalents   $     8,612       8,612        5,510         5,510
 Marketable securities -
 available for sale               17,629      17,629       18,021        18,021
 Accounts receivable, net          6,895       6,895        6,252         6,252
 Government grants                   888         888          915           915
 Other assets                      1,410       1,410        1,263         1,263
Financial liabilities
 Accounts payable                  2,428       2,428        2,421         2,421
 Long - term debt                    728         728          867           867



     Carrying amounts shown in the table are included in the statement of financial position under the indicated captions.

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)          Summary  of  Significant  Accounting  Policies,  Continued

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

     Premiums to enter certain foreign currency options are included in other assets and are amortized over the period of the agreement in the consolidated statement of income against other income, net. At December 31, 1996 unamortized premiums amounted to $327,000.

     Unrealized gains or losses are recognized as incurred in the statement of financial position as either other assets or other liabilities and are recorded within other income, net on the Company's consolidated statements of income. Unrealized gains and losses on currency derivatives are determined based on dealer quoted prices.

     Foreign currency option contracts have been purchased in part by the issue of put options to counterparts. As a result, should foreign exchange rates drop below a specified level, on a specific date, the Company is required to deliver certain funds to counterparts at contracted foreign exchange rates. As at December 31, 1996 none of the put options issued by the Company are exercisable as foreign exchange rates remain above the foreign exchange rates specified.

     The Company is exposed to credit-related losses in the event of non-performance by counterparts to financial instruments, but it does not expect any counterparts to fail to meet their obligations given their high
credit  ratings.    The  credit  exposure  of  foreign  exchange  options  is
represented by the fair value of options with a positive fair value at the reporting date.

     At December 31, 1996 the Company held foreign currency option contracts with notional amounts totaling $42,589,000 to hedge foreign currency items. These contracts mature at various dates prior to December 31, 1998.

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)          Summary  of  Significant  Accounting  Policies,  Continued

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

(3)          Inventories

     Inventories were comprised of the following at December 31, 1996 and June
30,  1996:



                  December 31,   June 30,
                           1996       1996
                  -------------  ---------

Raw materials     $       1,577  $   2,088
Work in progress            503        257
Finished goods            3,605      3,789
                        _______    _______
                  $       5,685  $   6,134
                        =======    =======

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS

Net  Revenues

Net revenues increased for the three months ended December 31, 1996 to $11.6 million from $7.9 million for the three months ended December 31, 1995, an increase of $3.7 million or 47%. For the six month period ended December 31, 1996 net revenues increased to $22.7 million from $14.6 million in the six month period ended December 31, 1995 an increase of $8.1 million or 56%. Both the three month and six month increases in net revenues were primarily attributable to an increase in unit sales of the Company's flow generators and accessories in North America and Europe. Europe benefited from additional revenues generated in Germany from the Priess business acquired in February 1996. In fiscal 1997 net revenues in North America increased to $4.9 million from $4.1 million for the quarter, and to $9.3 million from $7.6 million for the six month period ended December 31. In Europe net revenue increased to $5.2 million from $2.5 million for the quarter, and to $10.6 million from $4.4 million for the six month December 31, respectively.

Gross  Profit

Gross profit increased for the three months ended December 31, 1996 to $6.9 million from $3.9 million for the three months ended December 31, 1995, an increase of $3.0 million or 77%. Gross profit as a percentage of net revenues increased for the quarter ended December 31, 1996 to 59% from 49% in three months ended December 31, 1995. These increases resulted primarily from increased unit sales, a shift to higher margin products, and continuing strong European revenues.

For the six month period ended December 31, 1996 gross profit also increased to $13.2 million from $7.4 million in the same period of fiscal 1996 an increase of $5.8 million or 78%. Gross profit as a percentage of net revenues increased for the six month period ended December 31, 1996 to 58% from 51% achieved for the six months ended December 31, 1995. These increases also resulted from increased revenues, higher margin product sales and strong European sales.

Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 1996 to $4.1 million from $2.5 million for the three months ended December 31, 1995, an increase of $1.7 million or 67%. As a percentage of net revenues, selling, general and administrative expenses increased to 36% for the quarter ended December 31, 1996 from 31% for the three months ended December 31, 1995. The increase in gross selling, general and administrative expenses was primarily due to an increase from 74 to 91 in the number of sales and administrative personnel, including 24 persons employed on acquisition of Priess. There was also a marginal increase in legal costs from $323,000 to $347,000 associated, with ongoing legal action (refer Part II Item 1) and other expenses related to the increase in Company sales.

Selling, general and administrative expenses for the six months ended December 31, 1996 also increased to $8.1 million from $4.6 million for the six months ended December 31, 1995, an increase of $3.5 million or 75%. As a percentage of net revenues selling, general and administration expenses increased to 35% for the six months ended December 31, 1996 from 32% in the six months ended
December  31,  1995.

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS

Research  and  Development  Expenses

Research  and  development  expenses  increased  for  the  three  months ended
December  31,  1996  to  $891,000  from  $691,000  for  the three months ended
December 31, 1995, an increase of $200,000 or 29%. As a percentage of net revenues, research and development expenses for the three months ended December 31, 1996 decreased to 8% from 9% for the period ended December 31, 1995. The increase in gross research and development expenses was due to an increased use of consultants as well as increased evaluation and testing procedures incurred to facilitate development of a number of new products.

For the six month period ended December 31, 1996 research and development expenses increased to $1.7 million from $1.4 million for the corresponding period in fiscal 1996, an increase of $311,000 or 23%. As a percentage of net revenues, research and development expenses declined for the six months ended December 31, 1996 to 7% from 9% for the six months ended December 31, 1995. The increase in gross research and development expenditure for the six months reflects additional costs relating to development and evaluation of new products.

Other  Net  Income

Other net income, increased for the three months ended December 31, 1996 to $627,000 from $535,000 for the three months ended December 31, 1995, an increase of $92,000 or 17%. This increase was due primarily to net foreign exchange gains of $223,000 arising from deliveries of foreign currency option contracts and gains of $75,000 relating to revaluation of foreign currency option contracts. Government grants income declined for the three months ended December 31, 1996 to $89,000 from $170,000 for the three months ended December 31, 1995 reflecting the termination of Australian Federal Government export grants program effective June 30, 1996. This termination was marginally offset by an increase in both manufacturing and research activity for which the Company receives grant revenues.

Other net income increased for the six months ended December 31, 1996 to $1.8 million, from $1.1 million for the six months ended December 31, 1995 an increase of $678,000 or 63%. The increase in other net income over the six month period for the corresponding period in fiscal 1996, primarily reflects recognition of a gain of $825,000 relating to realization of foreign currency option contracts.

Income  Taxes

The Company's effective income tax rate for the three months ended December 31, 1996 increased to approximately 32% from approximately 27% for the three months ended December 31, 1995 and to 32% from 28% for the six month period then ended. The increased tax rate primarily relates to a relatively higher German effective corporate taxation rate. This effective tax rate increase is partially offset by an increase in Australian research and development expenses incurred in fiscal 1997 over fiscal 1996 for which the Company receives a 150% deduction under Australian tax law. The 150% research and development deduction was only available on expenses incurred up to August 20, 1996. Subsequent to August 20, 1996 the Company receives a 125% deduction for research and development expenditures incurred in Australia, due to revised Australian taxation legislation.

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS

Liquidity  and  Capital  Resources

As of December 31, 1996 and June 30, 1996, the Company had cash and cash equivalents and marketable securities available for sale of approximately $26.2 million and $23.5 million, respectively. The Company's working capital approximated $32.3 million and $30.5 million, at December 31, 1996 and June 30, 1996, respectively. The increase in working capital balances reflects the increase in cash generated from operations.

During the six months ended December 31, 1996, the Company's operations generated $4.6 million cash from operations, primarily as a result of increased profit from operations, offset partially by increases in accounts receivable due to increased sales. During the six months ended December 31, 1995 approximately $0.6 million of cash was used by operations primarily due to increased inventory and increased accounts receivable levels.

The Company's capital expenditures for the six month period ended December 30, 1996 and 1995 aggregated $1,426,000 and $649,000 respectively. The majority of the expenditures in the six month period ending December 31, 1996 relates to purchase of computer software and hardware, production tooling and equipment and, to a lesser extent, office furniture and research and development equipment. As a result of these capital expenditures, the Company's December 31, 1996 balance sheet reflects net property plant and equipment of approximately $3.9 million at December 31, 1996, compared to $3.3 million at June 30, 1996.

In addition, during the six month period ended December 31, 1996 the Company realized $738,000 from the restructuring of its foreign currency options and paid $991,000 in deferred business acquisition payments in relation to acquisition of Priess in February 1996.

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

In May 1993, the Australian Federal Government agreed to lend the Company up to $870,000 over a six year term. Such a loan bears no interest for the first three years but bears interest at a rate of 3.8% thereafter until maturity. The outstanding principal balance of such loan was $728,000 and $867,000 at December 31, 1996 and June 30, 1996, respectively.

                         RESMED INC. AND SUBSIDIARIES

                        PART II     OTHER INFORMATION

Item  1.          Legal  Proceedings

     In October 1994, in Australia, a patent held by ResMed was revoked on appeal on grounds that the patent was not entitled to claim priority to a "provisional" application, which was filed before the inventor's publication. As a result of this claim, ResMed, based in part on advice from legal counsel, at June 30, 1994 accrued approximately $300,000 for costs associated with this patent litigation which remains outstanding at December 31, 1996. This amount is included in accrued expenses on consolidated balance sheets.

     In January 1995, the Company filed a complaint for patent infringement in the United States District Court against Respironics Inc., a Delaware registered company. In response, in February 1995, Respironics filed a complaint against the Company that asserts, (i) Respironics does not infringe the subject patents; and (ii) that the subject patents are invalid and unenforceable. Management believes, based, in part on advice from legal counsel, that this action will not have a material adverse effect on the operations or financial position of the Company.

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



ResMed  Inc.





/S/ PETER C FARRELL
________________________
Peter  C  Farrell
President  and  Chief  Executive  Officer




/S/ ADRIAN M SMITH
________________________
Adrian  M  Smith
Vice  President  Finance  and  Chief  Financial  Officer