Form 10-Q
period 1997-03-31
RESMED INC
filed 1997-05-15
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                  FORM 10-Q

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No ______

As of March 31, 1997, there were 7,193,777 shares of Common Stock ($0.004 par value) outstanding.

                                    INDEX


PART I  FINANCIAL INFORMATION

                                                                                            Page

Item 1                         Financial Statements
                               Condensed Consolidated Balance Sheets as of March 31, 1997      3
                               (unaudited) and June 30, 1996

                               Unaudited Condensed Consolidated Statements of Income for       4
                               the Three Months Ended March 31, 1997 and 1996 and the
                               Nine Months ended March 31, 1997 and 1996

                               Unaudited Condensed Consolidated Statements of Cash Flows       5
                               for the Nine Months Ended March 31, 1997 and 1996

                               Notes to the Unaudited Condensed Consolidated Financial         6
                               Statements

Item 2                         Management's Discussion and Analysis of Financial Condition    11
                               and Results of Operations




PART II OTHER INFORMATION

Item 1                     Legal Proceedings                                    14

Item 2                     Changes in Securities                                14

Item 3                     Defaults Upon Senior Securities                      14

Item 4                     Submission of Matters to a Vote of Security Holders  14

Item 5                     Other Information                                    14

Item 6                     Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                                      16

                      PART I.     FINANCIAL INFORMATION

Item  1.          Financial  Statements


RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in US$thousands, except per share data)

                                                                  March 31,      June 30,
                                                                  -------------  ------------
                                                                          1997           1996
                                                                  -------------  ------------
Assets                                                              (unaudited)
Current assets:
Cash and cash equivalents                                                8,635          5,510
Marketable securities - available for sale                              18,667         18,021
Accounts receivable, net of allowance of $188 at March 31, 1997
and $175 at June 30, 1996                                                7,794          6,252
Government grants receivable                                               772            915
Inventories                                                              5,165          6,134
Prepaid expenses and other current assets                                2,121          1,014
                                                                   ___________    ___________
Total current assets                                                    43,154         37,846

Property, plant and equipment, net                                       4,407          3,284
Patents, net of accumulated amortization of $319 at
     March 31,1997 and $260 at June 30, 1996                               258            217
Deferred income taxes                                                       29             27
Goodwill, net                                                            4,586          4,309
Other assets                                                             1,209          1,263
                                                                   ___________    ___________
Total assets                                                            53,643         46,946
                                                                   ===========    ===========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                         1,730          2,421
Accrued expenses                                                         5,021          2,815
Income taxes payable                                                     2,601          1,857
Current portion of long-term debt                                          289            289
                                                                   ___________    ___________
Total current liabilities                                                9,641          7,382

Long-term debt, less current portion                                       431            578
                                                                   ___________    ___________
Total liabilities                                                       10,072          7,960
                                                                   ___________    ___________
Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares
authorized; none issued                                                      -              -
Common Stock $0.004 par value; 15,000,000 shares authorized;
issued and outstanding 7,193,777 at March 31, 1997
7,172,408 at June 30, 1996                                                  29             29
Additional paid-in capital                                              29,551         29,407
Retained earnings                                                       14,523          9,103
Foreign currency translation adjustment                                   (532)           447
                                                                   ___________    ___________
                                                                        43,571         38,986
                                                                   ___________    ___________
Commitments and contingencies
                                                                   ___________    ___________
Total liabilities and stockholders' equity                              53,643         46,946
                                                                   ===========    ===========

           See accompanying notes to condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES


Unaudited Condensed Consolidated Statements of Income
(in US$thousands, except share and per share data)

                                                                     Three Months Ended                     Nine Months Ended
                                                                           March 31                              March 31,
                                                                      -------------------                    -----------------
                                                                1997                1996           1997               1996
                                                 -------------------   -----------------   -------------      -------------

Net revenue                                                   12,468               9,360         35,196             23,959
Cost of sales                                                  5,120               4,774         14,685             11,990
                                                        ____________        ____________   ____________       ____________
Gross profit                                                   7,348               4,586         20,511            11,969
                                                        ____________        ____________   ____________       ____________

Operating expenses
Selling, general and administrative
expenses                                                       4,064               2,902         12,120              7,501
Research and development expenses                              1,065                 640          2,747              2,011
                                                        ____________        ____________   ____________       ____________
Total operating expenses                                       5,129               3,542         14,867              9,512
                                                        ____________        ____________   ____________       ____________
Income from operations                                         2,219               1,044          5,644              2,457
                                                        ____________        ____________   ____________       ____________

Other income, net:
Interest income, net                                             307                 283            851                814
Government grants                                                 41                 129            219                434
Other income, net                                                266                 353          1,299                594
                                                        ____________        ____________   ____________       ____________
Total other income, net                                          614                 765          2,369              1,842
                                                        ____________        ____________   ____________       ____________

Income before income taxes                                     2,833               1,809          8,013              4,299
Income taxes                                                     935                 602          2,593              1,290
                                                        ____________        ____________   ____________       ____________
Net income                                                     1,898               1,207          5,420              3,009
                                                        ============        ============   ============       ============

Net income per common and common
equivalent share:
Primary                                          $              0.26  $             0.17  $        0.74  $           0.42
Assuming full dilution                           $              0.26  $             0.17  $        0.74  $           0.42

Weighted average shares per common
and common equivalent outstanding:
Primary                                                        7,365               7,193          7,327             7,179
Assuming full dilution                                         7,366               7,227          7,358             7,201


                           See accompanying notes to condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES


Unaudited Condensed Consolidated Statements of Cash Flows
(in US$thousands)

                                                                            Nine Months Ended
                                                                                March 31,
                                                                            ------------------

                                                                                1997           1996
                                                                   ------------------  -------------

Cash flows from operating activities:
Net income                                                                     5,420          3,009
                                                                        ____________   ____________
Adjustment to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                                  1,786            743
Provision for service warranties                                                  63             (8)
Deferred income taxes                                                              2             11
Foreign currency options                                                        (935)          (493)
Changes in operating assets and liabilities net of effects
from acquisitions:
Accounts receivable, net                                                      (1,586)        (1,805)
Government grants                                                                139            (48)
Inventories                                                                      577           (133)
Prepaid expenses and other current assets                                     (1,139)          (585)
Accounts payable, accrued expenses and income tax payable                      2,354            270
                                                                        ____________   ____________
Net cash provided by operating activities                                      6,681            961
                                                                        ____________   ____________
Cash flows used in investing activities:
Purchases of property, plant and equipment                                    (2,594)          (931)
Purchases of patents                                                            (105)           (44)
Payment business acquisitions                                                 (1,035)        (6,517)
Proceeds from sale of non trading investments                                  1,243              -
Loans receivable                                                                (225)             -
Purchase of non-trading investments                                                -           (350)
Purchases of marketable securities - available for sale                      (40,794)       (76,392)
Proceeds from sale of marketable securities - available for sale              40,148         78,821
                                                                        ____________   ____________
Net cash used in investing activities                                         (3,362)        (5,413)
                                                                        ____________   ____________
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock                                           143          4,991
Repayment of long term debt                                                     (146)             -
                                                                        ____________   ____________
Net cash provided by (used in) financing activities                               (3)         4,991
                                                                        ____________   ____________
Effect of exchange rate changes on cash                                         (191)           214
                                                                        ____________   ____________
Net increase in cash and cash equivalents                                      3,125            753
                                                                        ____________   ____________
Cash and cash equivalents at beginning of period                               5,510          3,256
                                                                        ____________   ____________
Cash and cash equivalents at end of period                                     8,635          4,009
                                                                        ============   ============
Supplemental disclosure of cash flow information:
Income taxes paid                                                              1,755            945
Interest paid                                                                      -              -

                See accompany notes to condensed consolidated financial statements.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 and the nine months ended March 31,1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

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

(g)          Government  Grants:

     Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants have been recognized in the amount of $41,000 and $129,000 for the three month period ended March 31, 1997 and 1996, respectively and $219,000 and $434,000 for the nine month periods ended March 31, 1997 and 1996, respectively. Subsequent to June 30, 1996 the Company ceased to qualify for the payment of grants for the development of export markets.

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

(i)          Research  and  Development:

     All  research  and development costs are expensed in the period incurred.
-7-

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

     The following table presents carrying amounts and estimated fair values of the Company's financial instruments at March 31, 1997 and June 30, 1996. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.



                                 March 31, 1997              June 30, 1996
                               ----------------             -------------
                             Carrying          Fair        Carrying     Fair
                             Amount            Value       Amount       Value
                            ------------       ----------  ----------   --------
(US$in thousands)
Financial assets
Cash and cash equivalents   $     8,635         8,635        5,510        5,510
Marketable securities -
 available for sale              18,667        18,667       18,021       18,021
Accounts receivable, net          7,794         7,794        6,252        6,252
Government grants                   772           772          915          915
Other assets                      1,209         1,209        1,263        1,263
Financial liabilities
Accounts payable                  1,730         1,730        2,421        2,421
Long - term debt                    720           720          867          867



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

     The purpose of the Company's foreign currency hedging activities is to protect the Company from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian manufacturing activities. The Company enters into foreign currency option contracts to hedge anticipated sales and manufacturing costs denominated in principally Australian Dollars, Pound Sterling and Deutschmarks. The terms of such foreign exchange contracts generally do not exceed three years.

     Premiums to enter certain foreign currency options are included in other assets and are amortized over the period of the agreement in the consolidated statement of income against other income, net. At March 31, 1997 unamortized premiums amounted to $805,398.

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

     At March 31, 1997 the Company held foreign currency option contracts with notional amounts totaling $25,227,000 to hedge foreign currency items. These contracts mature at various dates prior to March 1999.

(m)          Income  Taxes:

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Statement 109 requires an asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
-9-

(3)          Inventories


     Inventories were comprised of the following at March 31, 1997 and June 30, 1996:

                         March 31,                June 30,
                           1997                    1996
                        --------                  --------

Raw materials           $   1,550             $     2,088
Work in progress              497                     257
Finished goods              3,118                   3,789
                         ________                ________
                        $   5,165             $     6,134
                         ========                ========

                         RESMED INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Net  Revenues

Net revenues increased for the three months ended March 31, 1997 to $12.5 million from $9.4 million for the three months ended March 31, 1996, an increase of $3.1 million or 33%. For the nine month period ended March 31, 1997 net revenues increased to $35.2 million from $24.0 million in the nine month period ended March 31, 1996 an increase of $11.2 million or 47%. Both the three month and nine month increases in net revenues were primarily attributable to an increase in unit sales of the Company's flow generators and accessories in North America and Europe. In fiscal 1997 net revenues in North America increased to $5.4 million from $4.5 million for the quarter, and to $14.7 million from $12.1 million for the nine month period ended March 31. In Europe net revenue increased to $5.2 million from $3.6 million for the quarter, and to $15.8 million from $8.0 million for the nine month period ended March 31, respectively.

Gross  Profit

Gross profit increased for the three months ended March 31, 1997 to $7.4 million from $4.6 million for the three months ended March 31, 1996, an increase of $2.8 million or 60%. Gross profit as a percentage of net revenues increased for the quarter ended March 31, 1997 to 59% from 49% in three months ended March 31, 1996. These increases resulted primarily from increased unit sales of higher margin products.

For the nine month period ended March 31, 1997 gross profit also increased to $20.5 million from $12.0 million in the same period of fiscal 1996 an increase of $8.5 million or 71%. Gross profit as a percentage of net revenues increased for the nine month period ended March 31, 1997 to 58% from 50% achieved for the nine months ended March 31, 1996. These increases also resulted from increased unit sales of higher margin products and strong European sales.

Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 1997 to $4.1 million from $2.9 million for the three months ended March 31, 1996, an increase of $1.2 million or 40%. As a percentage of net revenues, selling, general and administrative expenses increased to 33% for the quarter ended March 31, 1997 from 31% for the three months ended March 31, 1996. The increase in gross selling, general and administrative expenses was due to an increase from 90 to 103 in the number of sales and administrative personnel, an increase in legal fees from $129,000 to $331,000 associated, with ongoing legal action (refer Part II Item 1) and other expenses related to the increase in Company sales.

Selling, general and administrative expenses for the nine months ended March 31, 1997 also increased to $12.1 million from $7.5 million for the nine months ended March 31, 1996, an increase of $4.6 million or 62%. As a percentage of net revenues, selling, general and administration expenses increased to 34% for the nine months ended March 31, 1997 from 31% in the nine months ended March 31, 1996.

The increase in selling, general and administrative expenses was primarily due to the increase in the number of sales and administrative personnel noted above, an increase in legal fees from $512,000 to $1,006,000 and other expenses related to direct distribution activities in Europe.

                         RESMED INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Research  and  Development  Expenses

Research and development expenses increased for the three months ended March 31, 1997 to $1,065,000 from $640,000 for the three months ended March 31, 1996, an increase of $425,000 or 66%. As a percentage of net revenues, research and development expenses for the three months ended March 31, 1997 increased to 9% from 7% for the period ended March 31, 1996. The increase in gross research and development expenses was due to an increased use of consultants as well as increased evaluation and testing procedures incurred to facilitate development of a number of new products.

For the nine month period ended March 31, 1997 research and development expenses increased to $2.7 million from $2.0 million for the corresponding period in fiscal 1996, an increase of $736,000 or 37%. As a percentage of net revenues, research and development expenses remained static for the nine months ended March 31, 1997 at 8 %. The increase in gross research and development expenditure for the nine months reflects additional costs relating to development and evaluation of new products.

Other  Income,  Net

Other income, net declined for the three months ended March 31, 1997 to $614,000 from $765,000 for the three months ended March 31, 1996, a decrease of $151,000 or 20%. A large proportion of this decrease arose due to a decline in Government grants income for the three months ended March 31, 1997 to $41,000 from $129,000 for the three months ended March 31, 1996 reflecting the termination of Australian Federal Government export grants program effective June 30, 1996. This termination was marginally offset by an increase in both manufacturing and research activity for which the Company receives grant revenues.

Other income, net increased for the nine months ended March 31, 1997 to $2.4 million, from $1.8 million for the nine months ended March 31, 1996 an increase of $527,000 or 29%. The increase in other net income over the nine month period for the corresponding period in fiscal 1996, primarily reflects additional foreign currency gains of $1,576,000 relating to foreign currency option contracts.

Income  Taxes

The Company's effective income tax rate for the three months ended March 31, 1997 remained static at approximately 33% in comparison to the three months ended March 31, 1996 and to 32% from 30% for the nine month period then ended.
 The 150% research and development deduction was only available on expenses incurred up to August 20, 1996. Subsequent to August 20, 1996 the Company receives a 125% deduction for research and development expenditures incurred in Australia, due to revised Australian taxation legislation.

                         RESMED INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Liquidity  and  Capital  Resources

As of March 31, 1997 and June 30, 1996, the Company had cash and cash equivalents and marketable securities available for sale of approximately $27.3 million and $23.5 million, respectively. The Company's working capital approximated $33.7 million and $30.5 million, at March 31, 1997 and June 30, 1996, respectively. The increase in working capital balances reflects the increase in cash generated from operations.

During the nine months ended March 31, 1997, the Company's operations generated $6.7 million cash from operations, primarily as a result of increased profit from operations, offset partially by increases in accounts receivable due to increased sales. During the nine months ended March 31, 1996 approximately $1.0 million of cash was generated by operations.

The Company's capital expenditures for the nine month period ended March 31, 1997 and 1996 aggregated $2.7 million and $1.0 million respectively. The majority of the expenditures in the nine month period ending March 31, 1997 relates to purchase of computer software and hardware, production tooling and equipment and, to a lesser extent, office furniture and research and development equipment. As a result of these capital expenditures, the Company's March 31, 1997 balance sheet reflects net property plant and equipment of approximately $4.6 million, compared to $3.3 million at June 30, 1996.

In addition, during the nine month period ended March 31, 1997 the Company realized $1.2 million from the restructuring of its foreign currency options and paid $1.0 million in business acquisition payments in relation to the acquisition of Priess and the liquid silicone moulding operations of TQR Pty Limited in February 1997.

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

In May 1993, the Australian Federal Government agreed to lend the Company up to $870,000 over a six year term. Such a loan bears no interest for the first three years but bears interest at a rate of 3.8% thereafter until maturity. The outstanding principal balance of such loan was $720,000 and $867,000 at March 31, 1997 and June 30, 1996, respectively.

                         RESMED INC. AND SUBSIDIARIES

                        PART II     OTHER INFORMATION

Item  1.          Legal  Proceedings

     In October 1994, in Australia, a patent held by ResMed was revoked on appeal on grounds that the patent was not entitled to claim priority to a "provisional" application, which was filed before the inventor's publication. As a result of this claim, ResMed, based in part on advice from legal counsel, at June 30, 1994 accrued approximately $300,000 for costs associated with this patent litigation. On March 24, 1997 the Federal Court of Australia issued a determination in respect to the outstanding costs which required ResMed to pay approximately $246,000 in final and total settlement of all claims. This amount is included in the $300,000 provided and is disclosed in accrued expenses on consolidated balance sheets.

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

     None

Item  3.          Defaults  Upon  Senior  Securities

     None

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.          Other  Information

     None

                         RESMED INC. AND SUBSIDIARIES

Item  6.          Exhibits  and  Report  on  Form  8K

Exhibits

     Exhibit  27.1  Financial  Data  Schedule

Report  on  Form  8-K

     The Company lodged a report under item 5 of Form 8-K on May 5, 1997, in relation to the declaration of a dividend paid in the form of preferred stock purchase rights, issued pursuant to a Rights Agreement dated April 23, 1997 between the Company and American Stock Transfer and Trust Company.

     Exhibits  thereto

[4.]        Rights Agreement, dated as of April 23, 1997, between ResMed, Inc.
and American Stock Transfer & Trust Company, which includes the form of Certificate of Determination of the Series A Junior Participating Preferred Stock of ResMed, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

[20.]          Form of Letter to be sent to the holders of ResMed, Inc. Common
Stock.

[99.]          Text  of  Press  Release,  dated  April  16,  1997.

                         RESMED INC. AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ResMed  Inc.






/S/  PETER  C  FARRELL
Peter  C  Farrell
President  and  Chief  Executive  Officer





/S/  ADRIAN  M  SMITH
Adrian  M  Smith
Vice  President  Finance  and  Chief  Financial  Officer