Form 10-K
period 1997-06-30
RESMED INC
filed 1997-09-26
CIK 943819

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C 20549
                              _________________

                                  FORM 10-K
                              _________________

            (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1997
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

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:



TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED:

Common Stock, $.004 Par Value       NASDAQ Stock Market
Rights to Purchase Series A Junior  NASDAQ Stock Market
Participating Preferred Stock


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

The aggregate market value of the voting stock held by non-affiliates of Registrant as of September 25, 1997, computed by reference to the closing sale price of such stock on the NASDAQ Stock Market, was approximately $161,019,427 (All directors and executive officers of Registrant are considered affiliates.)

At September 25, 1997, Registrant had 7,226,713 shares of Common Stock, $.004 par value, issued and outstanding.

Portions of Registrant's Annual Report to Stockholders for the period ended June 30, 1997 are incorporated by reference into Part I of this report. Portions of Registrant's definitive Proxy Statement for its November 10, 1997 meeting of stockholders are incorporated by reference into Part III of this report.

 THE INFORMATION CONTAINED IN THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS,
    WHICH ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR IMPORT. VARIOUS IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE
    IDENTIFIED BELOW IN PART I, ITEM 3 AND PART II, ITEM 7 OF THIS REPORT.


                                    PART I

Item  1.          Business

     General

     ResMed Inc., ("ResMed" or the "Company") is a leading manufacturer and distributor of medical equipment for the treatment of sleep disordered breathing ("SDB") related respiratory conditions. The Company currently sells its comprehensive range of treatment and diagnostic devices in 41 countries through a combination of wholly-owned subsidiaries and independent distributors. Since formation in 1989 the Company has expanded its operations through the introduction of a number of innovative product lines servicing primarily the obstructive sleep apnea ("OSA") sector. As a consequence the Company has been able to achieve a compound sales growth rate of 79% over the period, well in excess of the market growth rate. The Company believes that its success is attributable to its continuing focus on sleep disordered breathing and the development of equipment for treatment of its associated medical conditions.

     Corporate  History

     ResMed Inc., a Delaware corporation, was formed in March 1994 as the ultimate holding company for its Australian, European and United States operating subsidiaries. On June 1, 1995 the Company completed an initial public offering of common stock and on June 2, 1995 the Company's common stock commenced trading on the NASDAQ Stock Market. Its Australian subsidiary, ResMed Holdings Limited ("RHL"), was originally organized in 1989 by Dr. Peter Farrell to acquire from Baxter Center for Medical Research Pty Limited ("Baxter"), the rights to certain technology relating to nasal Continuous Positive Airway Pressure ("CPAP") treatment as well as Baxter's existing CPAP device business. Baxter had sold CPAP devices in Australia since 1988, having acquired the rights to the technology in 1987 from Dr. Colin Sullivan of the University of Sydney, who invented nasal CPAP for the treatment of OSA. The Company and its subsidiaries, since 1989, have specialized in the design, manufacture and marketing of patented nasal CPAP and variable positive airway pressure ("VPAP") equipment for the diagnosis and treatment of sleep disordered breathing primarily OSA.

       The Company acquired the distribution business of both Dieter W Priess Medtechnik and Premium Medical SARL, its German and French distributors, on February 7, 1996 and June 12, 1996, respectively.

     Obstructive  Sleep  Apnea

     OSA is a breathing disorder in which an individual experiences a temporary collapse of the upper airway during sleep. This restricts breathing and severely disrupts the individual's sleep. Sleep is a complex neurological process that includes two distinct states: rapid eye movement ("REM") sleep and non-rapid eye movement ("non-REM") sleep. REM sleep, which is about 20-25% of total sleep in adults, is characterized by a high level of brain activity, bursts of rapid eye movement, increased heart and respiration rates, and paralysis of many muscles. Non-REM sleep is subdivided into four stages that generally parallel sleep depth: stage 1 is the lightest and stage 4 is the deepest. The inability of an individual to experience adequate amounts of REM and deeper levels (stages 3 and 4) of non-REM sleep results in daytime tiredness and reduced cognitive function, both of which are characteristic of OSA.

     The  upper  airway  has  no  rigid  support  and  is  held open by active contraction of upper airway muscles. Normally, during REM sleep and deeper levels of non-REM sleep, upper airway muscles relax and the airway narrows. Individuals with narrow upper airways or poor muscle tone are prone to upper airway closure during sleep (an "apnea"), resulting in an inability to breathe, or near closure (an "hypopnea") which causes snoring and breathing difficulties. These breathing irregularities result in a lowering of blood oxygen concentration, until the brain reacts to the lack of oxygen or increased carbon dioxide and signals the body to respond. Typically, the individual subconsciously arouses from REM sleep or from Stages 3 or 4 of non-REM sleep to Stages 1 or 2 of non-REM sleep, causing the throat muscles to contract, thus opening the airway. After a few gasping breaths, blood oxygen levels increase and the individual can resume a deeper sleep until the cycle repeats itself. The cycle of complete or partial upper airway closure with subconscious arousal to lighter levels of sleep can be repeated as many as several hundred times during six to eight hours of sleep. Sufferers of OSA typically experience ten or more such cycles per hour. These awakenings greatly impair the quality of sleep, although the individual is not normally aware of these disruptions.

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

     Nasal CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the Chairman of the Company's Medical Advisory Board. CPAP systems were commercialized for treatment of OSA in the United States in the mid 1980's. Today, use of nasal CPAP, although not a medical cure for OSA, is generally acknowledged as the most effective and least invasive treatment for OSA, allowing the individual to enjoy a more normal sleep pattern. The Company estimates that during fiscal 1997, CPAP treatment was prescribed for over 100,000 new patients in the United States.

     During nasal CPAP treatment, a patient sleeps with a nasal mask connected to a small portable air flow generator that delivers room air at a predetermined positive pressure. The patient breathes in air from the flow generator and breathes out through an exhaust port in the mask. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed. Upon diagnosis of OSA and the decision to prescribe CPAP treatment for an OSA sufferer, the physician must determine an appropriate pressure setting for the CPAP device. This pressure titration (adjustment) procedure typically occurs in the sleep clinic while the patient sleeps using the CPAP device, and a technician manually increases the pressure until sleeping and breathing are normalized. After determination of the proper therapeutic pressure, the patient is prescribed a nasal CPAP device set to that pressure for home use.

     CPAP is a treatment and not a cure for OSA, and therefore, must be used on a nightly basis for life. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the
CPAP  device  operating  at  the  prescribed  pressure.    Recently,  product
innovations to improve patient comfort and compliance have been developed. These include more comfortable mask systems, delay timers which gradually raise air pressure allowing the patient to fall asleep more easily, and bi-level flow generators which provide different air pressures for inhalation and exhalation.

     Business  Strategy

     The Company believes that the SDB market will increase in the future due to a number of factors including the increased awareness of OSA, improved understanding of the role of OSA in cardiac treatment and related disorders and an increase in home based treatment. The Company's strategy for the expansion of its business operations consists of the following key elements.

     Continue Product Development and Innovation. The Company believes that it is a leading innovator in nasal CPAP technology for the treatment of sleep disordered breathing including OSA and that its continued product development and innovation will be a key factor in its success. Since its founding, the Company has introduced product advancements and improvements designed to increase patient comfort and encourage compliance, such as delay timers, heated humidifiers, and pliable Bubble Masks(Registered Trademark). The Company is currently developing a range of automatic CPAP devices, including further developments of its existing range of AutoSet(Trademark) products, that are designed to continually adjust CPAP pressure to meet changing individual patient's needs and to eliminate the need for manual pressure titration.

     Expand Market Presence. The Company currently markets its products in 41 countries through a network of independent distributors, the Company's direct sales force and manufacturers' representatives. The Company intends to increase its sales and marketing efforts in its current markets, particularly Europe and the United States, as well as to continue expansion into new countries.

     Increase Public and Clinical Awareness. The Company intends to promote awareness of the prevalence of, and treatment alternatives for, SDB with three main groups: (1) the population with predisposition to SDB; (2) primary care physicians and other specialists, such as cardiologists and anesthesiologists; and (3) special interest groups, such as sleep disorder support groups. The Company is working with other physicians to explore new medical applications for nasal CPAP, including the treatment of post-operative surgery patients and pediatric patients, such as premature babies and infants at risk of Sudden Infant Death Syndrome.

     Products

     The Company designs, manufactures and markets a range of equipment for the diagnosis and treatment of SDB. These products consist of flow generators, which are small, portable devices that provide a preset positive airway pressure, air delivery systems that include nasal masks, tubing and headsets that connect the flow generator to the patient and AutoSet diagnostic equipment. In addition, the Company markets accessories to improve patient comfort, convenience and compliance, such as heated humidifiers. The Company also distributes laboratory and portable sleep diagnostic products manufactured by both the Company and other parties.

     Flow  Generators

     The Company manufactures and markets a broad range of flow generators which are sold to the end user at prices which vary from approximately $800 to $3,000, depending primarily upon the model, features and country of sale. Flow generators accounted for approximately 66%, 68% and 67% of the Company's net revenues in 1995, 1996 and 1997 respectively.

     CPAP.    The  Company's  CPAP  flow  generators  consist  of  the
SULLIVAN(Registered Trademark) V series. The SULLIVAN(Registered Trademark) V series offer a range of enhancements to the Company's initial CPAP products, released in 1989 and 1994. The SULLIVAN(Registered Trademark) V range of flow generators, which feature a 20% reduction in physical size when compared to prior models, was introduced in July 1995 and is now the Company's main flow generator product. The SULLIVAN(Registered Trademark) V line of flow generators consists of four individual models with each model providing a range of features depending upon the needs of patients. Each model continuously delivers a fixed positive pressure flow to the patients.

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

     At June 1997 the Company had three main VPAP(Registered Trademark) flow generators, the SULLIVAN(Registered Trademark) VPAP(Registered Trademark)II, SULLIVAN(Registered Trademark) Comfort and SULLIVAN(Registered Trademark) VPAP(Registered Trademark)II ST. These units were released from March 1996 and feature improved triggering and reduced noise.

     Flow Generators Under Development. The Company is developing the patented AutoSet(Trademark) technology for a range of CPAP devices for home use in the treatment of SDB conditions. The AutoSet system is designed to automatically adjust air pressure as needed on a breath by breath basis in treating OSA and other SDB conditions.

     The Company markets similar devices both for diagnostic and treatment purposes in sleep clinics (AutoSet(Trademark) Clinical) and at home (AutoSet(Trademark) Portable). While conventional CPAP units operate at a fixed CPAP pressure, the actual pressure required for effective treatment of OSA can vary depending on factors such as weight change, alcohol consumption, sedative use, stage of sleep and body position. The AutoSet(Trademark) range is designed to detect the patient's level of airway resistance and to continually adjust the air pressure to the appropriate therapeutic level throughout the night. The results in greater patient comfort and reduced pressure related side effects.

     The  following  table  lists  the  Company's  current  flow  generator  products.



                                                                                 Date of
                                                                                 Commercial
Product                           Features                                       Introduction
--------------------------------  ---------------------------------------------  ---------------

Pediatric CPAP                    Fixed-pressure, portable device for infants    September 1994*
                                  and children

SULLIVAN(Registered Trademark)    A range of compact portable fixed-pressure     July 1995
V                                 devices with various features to facilitate
                                  patient comfort

SULLIVAN(Registered Trademark)    Dual pressure portable device provides         March 1996
VPAP(Registered Trademark)II      different pressure levels for inhalation and
                                  exhalation features improved pressure
                                  switching and reduced noise output and
                                  spontaneous breath triggering

SULLIVAN(Registered Trademark)
COMFORT                           Limited featured dual pressure device          March 1996

SULLIVAN(Registered Trademark)    Dual pressure portable device with             April 1996
VPAP(Registered Trademark)II ST   spontaneous and spontaneous/timed breath
                                  triggering modes of operation

AutoSet(Trademark) Clinical       Micro processor controlled, automatically.     May 1996
                                  and continuously adjusts pressure in
                                  response to patient's needs.  Stores data for
                                  subsequent evaluation.  For use in sleep
                                  labs to aid diagnosis

AutoSet(Trademark)  Portable      An improved Portable version of                June 1997
II                                AutoSet(Trademark) Clinical with PC
                                  processor functions, for home use sleep
                                  studies



     *  Currently  sold  solely  outside  the  United  States

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

     Mask  Systems,  Accessories  and  Other  Products

     Mask systems, accessories and other products accounted for approximately 30% of the Company's net revenues in 1995, 1996 and 1997, respectively.

     Mask  Systems

     The Company's mask system includes the mask frame, a nasal cushion, and headgear to secure the nasal cushion to the face.

     The Company's Bubble Mask(Registered Trademark) includes a patented Bubble Cushion(Registered Trademark) which represents a significant advance in patient comfort. Introduced in 1991, the Bubble Cushion(Registered Trademark) contains a silicone membrane which readily adjusts to a patient's facial contours. Air pressure seals the thin membrane around the patient's nose, thereby minimizing air leakage and the possibility of skin irritation from repeated usage. The Company's headgear includes the ResCap(Registered Trademark) II which has a five-point attachment method of stabilizing the Bubble Cushion(Registered Trademark) on the patient's nose.

     In addition, in July 1995 the Company introduced the Modular Mask frame which features T Bar forehead pads to prevent sideways movement of the frame and provide maximum stability.

     Typically, patients replace masks or mask cushions every 12 to 18 months, at a cost of approximately $100-$200, depending upon the model. Bubble Masks(Registered Trademark) are available in a variety of sizes and are sold independently of the Company's flow generators either as replacement products or with other manufacturers' flow generators. The Company also manufactures the Bubble Mask(Registered Trademark) on an OEM basis for Nellcor Puritan Bennett, one of its competitors.

     Accessories  and  Other  Products

     In order to enhance patient comfort, convenience and compliance, the Company markets a variety of other products and accessories. These products include humidifiers which connect directly with the CPAP and VPAP flow generator to moisten (humidify) and, if desired, heat air delivered to the patient. This prevents the drying of nasal passages which can cause discomfort upon repeated use of the system. Other optional accessories include carry bags to carry portable flow generators and replacement filters.

     Clinical  Support

     The Company also manufactures products that are used primarily in sleep clinics and hospitals to monitor key respiratory parameters. These products consist of CPAP devices together with additional diagnostic tools to assist clinicians in the diagnosis of OSA and establishment of therapeutic pressures necessary to treat OSA suffers.

     The Universal Control Unit (UCU) was first introduced in October 1995. It was superseded in June 1997 by the UCU2. The UCU2 is a diagnostic and monitoring device used by clinicians to measure and adjust the pressure being delivered by either the Company's CPAP or VPAP devices to a patient undergoing a sleep study. It allows the clinician to conduct this review and adjustment from a remote location within the sleep lab. Using the UCU2, compliance data from flow generators with recording capabilities, can be downloaded for review. Clinicians can then track how the patient is coping with treatment in the United States, clinical interface devices are typically provided to clinics by the Company without charge in order to increase clinical awareness and interest in the Company's products.

     The SULLIVAN(Registered Trademark) Compliance Application (SCAN(Trademark)), introduced in October 1995 comprises the software necessary to download compliance data from flow generators with recording capabilities. In connection with a modem, this product allows compliance data to be downloaded from a flow generator in a patient's name direct to the sleep laboratory.

     AutoSet(Trademark) Clinical. The Company's AutoSet(Trademark) Clinical allows the clinical real-time observation and review by a clinician of respiratory parameters during a sleep study. AutoSet(Trademark) Clinical incorporates a PC-based monitoring device which permits real-time diagnosis of patient airway resistance. This device may also be used in the therapeutic mode for automatic breath-by-breath adjustment to maintain an open airway. AutoSet(Trademark) Clinical received FDA clearance in July 1996. The Company is currently developing an AutoSet(Trademark) CPAP device for home use.

     Product  Development

     The Company is committed to an ongoing program of product advancement and development. Currently, the Company's product development efforts are focused on automated flow generator systems, improved mask systems and manufacturing cost-reduction programs.

     The new SULLIVAN(Registered Trademark) Mirage(Trademark) mask system, due for release in August 1997 is a complete mask system which is smaller, lighter and quieter than most other masks on the market. Two sizes fit most patients,
reducing  fitting  time  and  inventory  costs.    The  HumidAire(Trademark)
humidifier also due for release in August 1997 is ResMed's cost effective solution for heated humidification.

     The Company consults with physicians at major sleep centers throughout the world to identify technology trends in the treatment of SDB. Some of these physicians currently serve on the Company's Medical Advisory Board. New product ideas are also identified by the Company's marketing staff, direct sales force, network of distributors and manufacturers' representatives. Typically, new product development is then performed by the Company's internal development staff in collaboration with Dr. Sullivan and his colleagues at the Royal Prince Alfred Hospital, the University of Sydney, and other research groups around the world.

     In the three fiscal years ended June 30, 1995, 1996 and 1997, the Company expended $1,996,000, $2,841,000 and $3,807,000 respectively, on research and development.

     Sales  and  Marketing

     The Company currently markets its products in 41 countries using a network of distributors, independent manufacturers' representatives and its direct sales force. The Company attempts to tailor its marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies.

     America. In the United States, the Company's marketing activities are conducted through a field sales organization comprised of 13 direct sales employees, including three regional sales managers, and 21 independent manufacturers' representatives' organizations. The Company's United States field sales organization markets and sells the Company's products primarily to more than 1,500 home health care dealer branch locations throughout the United States. The Company also promotes and markets its products directly to sleep clinics. Patients who are diagnosed with OSA and prescribed CPAP treatment are typically referred by the diagnosing sleep clinic to a home health care dealer to fill the prescription. The home health care dealer, in consultation with the referring physician, will assist the patient in selecting the equipment, fits the patient with the appropriate mask and set the flow generator pressure to the prescribed level. In the United States, sales employees and manufacturers' representatives are managed by the three regional sales managers and the Company's Vice President - US Sales. The Vice President - US Marketing, responsible for marketing in the United States and Canada, is also based in the Company's office in San Diego. The Company's Canadian sales are conducted through a Canadian distributor. Sales in America accounted for 53%, 49% and 43% of the Company's total net revenues for the fiscal years ended June 30, 1995, 1996 and 1997, respectively.

     Europe. The Company markets its products in most major European countries. In countries other than the United Kingdom, Germany and France, in each of which the Company has fully owned subsidiaries, the Company uses independent distributors to sell its products. These distributors have been selected in each country based on their knowledge of respiratory medicine as well as a commitment to SDB therapy. In each country in which the Company has a subsidiary a local senior manager is responsible for direct national sales. The Group's Executive Vice President is responsible for coordination of all European distributors and, in conjunction with local management, the direct sales activity in Europe. In addition, the Company uses a consultant in Switzerland to assist in sales and marketing efforts for selected European countries. Sales in Europe accounted for 29%, 36% and 44% of the Company's total net revenues for the fiscal years ended June 30, 1995, 1996 and 1997, respectively.

     Australia/Rest of World. Prior to May 1994, the Company was the exclusive source of nasal CPAP flow generator units in Australia as a result of ResMed Limited's ownership of Dr. Sullivan's original nasal CPAP patent. This patent, which covered the CPAP method of treating, and the device for treatment of, OSA was challenged by the Australian distributor for Respironics and, in May 1994, was revoked by an Australian appeals court in reliance on issues specific to Australian patent law. Such revocation permits competitors to market CPAP products in Australia. Consequently, the Company's dominant market share in Australia has decreased from 1996 onwards.

     Marketing in the rest of the world is the responsibility of the Vice President Corporate Marketing based in Sydney, Australia. Sales in Australia and the rest of the world accounted for 18%, 15% and 13% of the Company's total net revenues for the fiscal years ended June 30, 1995, 1996 and 1997, respectively.

     Medical Gases of Australia accounted for approximately 10%, 7% and 6% of net sales in 1995, 1996 and 1997, respectively, and another customer, Priess Medtechnik, prior to the acquisition of its business by ResMed in February 1996, accounted for approximately 15% and 8% 1995 and 1996, respectively.

     Manufacturing

     The Company performs its manufacturing operations at its facility in Sydney, Australia. The Company's manufacturing operations consist primarily of assembly and testing of the Company's flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of the Company's diagnostic and therapeutic sleep disorder products, most are off-the-shelf items available from multiple vendors. One key components of each of the Company's CPAP and VPAP devices are purchased from a single source supplier. The Company is currently qualifying additional sources of supply for these components. The Company's quality control group performs tests at various steps in the manufacturing cycle to ensure compliance with the Company's specifications.

     The Company generally manufactures to its internal sales forecasts and fills orders as received and as a result has no significant backlog of orders for its products. The Company uses management information systems to integrate its manufacturing planning, billing and accounting systems.

     Service  and  Warranty

     The Company offers one-to-two year limited warranties on its flow generator products. Warranties on mask systems are for 90 days. In most markets, the Company relies on its distributors to repair the Company's products with parts supplied by the Company. In the United States, home health care dealers generally arrange shipment of products to the Company's San Diego facility for repair.

     The Company has received returns of its products from the field for various reasons. The Company believes that the level of returns it has experienced to date is consistent with levels typically experienced by manufacturers of similar devices. The Company provides for warranties and returns based on historical data.

     Patents  and  Proprietary  Rights  and  Related  Litigation

     The Company, through its subsidiary ResMed Limited, owns or has licensed rights to 7 issued United States patents and 6 issued foreign patents. In addition, there are 19 pending United States patent applications and 35 pending foreign patent applications. Some of these patents and patent applications relate to significant aspects and features of the Company's products. These include United States patents relating to CPAP devices, a delay timer system, the Bubble Mask(Registered Trademark), and an automated means of varying air pressure based upon a patient's changing needs during nightly use, such as that employed in the Company's AutoSet(Trademark) Device.
 No  patents  are  due  to  expire  in  the  next  five  years.

     The Company relies on a combination of patents, trade secrets, non-disclosure agreements and proprietary know-how to protect its proprietary technology and rights. ResMed Limited is pursuing an infringement action against one of its competitors (Respironics, Inc.) and is investigating possible infringement by others.

     In October 1994, in Australia, a patent held by ResMed was revoked on appeal on the grounds that the patent was not entitled to claim priority to a "provisional" application, which was filed before the inventor's publication. As a result of this claim, ResMed based in part on advice from legal counsel, at June 30, 1994 accrued approximately $300,000 for costs associated with this patent litigation. Final and total settlement of which was made on May 29, 1997 for $246,000.

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

     ResMed Limited is also defending alleged breaches of the Australian Trade Practices Act in a suit claiming damages of $730,000 brought in Sydney
Australia by Respironics and their Australian distributor. This action relates to ResMed Limited exercising its rights to the Australian original CPAP patent, which was revoked by the Federal Court of Australia in 1994.

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

     Government  Regulations

     The Company's products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA Quality System Regulation (QSR) and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and regulations of relevant foreign agencies abroad. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing, distribution, and record keeping for such products, in order to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Noncompliance with applicable requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution.

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

     As a medical device manufacturer, the Company is subject to inspection on a routine basis by the FDA for compliance with the FDA's QSR regulations which impose procedural and documentation requirements with respect to design, manufacturing and quality control activities. The Company believes that its design, manufacturing and quality control procedures meet the requirements for the regulations.

     Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. Approval for sale of the Company's medical devices in Europe is through the CE mark process. The Company's products where appropriate, are CE marked to the European Unions Medical Device Directive.

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

     Any product developed by the Company that gains regulatory clearance will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and regulatory clearance processes and supply commercial quantities of the product to the market are expected to be important competitive factors.

     Employees

     As of June 30, 1997, the Company had 270 employees and 14 full time consultants, of which 129 persons are employed in warehousing and manufacturing, 42 in research and development, 69 in sales and marketing and 44 in administration. Of the Company's employees and consultants, 199 are located in Australia, 41 in the United States and 44 in Europe. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

     Medical  Advisory  Board

The Company has a Medical Advisory Board ("MAB") consisting of physicians and scientists specializing in the field of sleep disorders. MAB members meet as a group twice a year with members of the Company's senior management and members of its research and marketing departments to advise the Company on technology trends in sleep disordered breathing and other developments in sleep disorders medicine. MAB members are also available to consult on an as-needed basis with the senior management of the Company. MAB members are as follows:

Colin Sullivan, M.D., Ph.D., F.R.A.C.P., age 53, is the inventor of nasal CPAP for treating obstructive sleep apnea and is a thoracic physician at the Royal Prince Alfred Hospital. He is Professor of Medicine and Director of the David Read Laboratory at the Sydney University Medical School. He is a Fellow of the Royal Australian College of Physicians and Director of the National SIDS Council Pediatric Sleep Laboratory at the Royal Alexandria Children's Hospital, Westmead. Dr. Sullivan is the Chairman of the Medical Advisory Board, and has continued to contribute to the Company's innovation, product development  and  clinical  testing.  He has authored over 100 papers in sleep disorders and related respiratory areas and is on the editorial board of several professional journals. Dr. Sullivan's M.D. and Ph.D. degrees are from the University of Sydney Medical School.

William C. Dement, M.D., Ph.D., age 70, is the Lowell W. and Josephine Q. Berry Professor of Psychiatry and Behavioral Sciences at the Stanford University School of Medicine and Director of the Stanford Sleep Disorders Clinic and Research Center. He was Chairman of the USA National Commission on Sleep Disorders Research. During the 1950's, Dr. Dement was part of the team at the University of Chicago that discovered REM sleep. In 1970 he established the first sleep disorders clinic in which he introduced polysomnography. Dr. Dement has co-authored more than 400 papers and has written definitive textbooks on sleep. He is on the editorial board of several professional journals. Dr. Dement is a graduate of the University of Washington, Seattle, and received his M.D. and Ph.D. degrees from the University of Chicago.

Neil J. Douglas, M.D., F.R.C.P., age 49, is Reader in Medicine and Respiratory Medicine, University of Edinburgh, an Honorary Consultant Physician, Lothian Health Board and Director, Scottish National Sleep Laboratory. He is a member of the Action on Smoking and Health Scotland Council and the National Panel of Specialists for Respiratory Medicine. He chairs the Ethics of Medical Research Volunteer Studies Sub-Committee of Lothian Health Board and is a member of the Working Party on Sleep Apnea of the Royal College of Physicians of London. He is the author of over 100 papers in the area of sleep and pulmonary medicine. Dr. Douglas has a M.D. from the University of Edinburgh.

Ralph Pascualy, M.D., A.C.P., age 47, is Medical Director, Pacific Northwest Sleep/Wake Disorders Center, Providence Medical Center, Seattle. He held research fellowships in psychiatry prior to a professional focus on sleep disorders medicine in the early 1980s. He was awarded the William C. Dement Award in Sleep Disorders Medicine in 1983 and became an Accredited Clinical Polysomnographer in 1986. Dr. Pascualy trained in sleep disorders medicine at Stanford. He is Editor-in-Chief of the Research Newsletter of the Clinical Sleep Society, Chairs the National Insurance Committee and is a member of the Technology Committee of the Association of Sleep Disorders Centers. He is also a member of the Gerontological Society, the American Psychiatric Association, and National Affairs Committee of the Association of Professional Sleep Societies. He is a graduate of Columbia University and received a M.D. from the State University of New York.

Helmut Teschler MD age 44 is Associate Professor and Head of the Sleep Laboratory, Ruhrlandklinik, Department of Pneumology, University of Essen, Germany. He is a Fellow of each of the following Associations: German Pneumology Society, American Thoracic Society, European Respiratory Society and American Sleep Disorders Association. He is an internationally recognized researcher in sleep disorders medicine. Dr Teschler is a graduate of Engineering from the University of Siegen, Germany and obtained his MD from the University of Marburg, Germany.

J. Woodrow Weiss MD age 48 is Associate Professor of Medicine at Harvard Medical School, as well as Physician Director, Pulmonary-Medical Intensive Care Unit and Co-Director of the Sleep Disorders Center at Beth Israel Hospital, Boston. His main research interests are in the cardiovascular consequences of sleep and sleep apnea, upper airway muscle control and dyspnea. Dr Weiss was in intern and resident at the University of California, San Francisco and completed research fellowships at both Dartmouth and Harvard Medical Schools; he is an internationally- recognized researcher in sleep disorders medicine. He holds a BA from Harvard and an MD from Case Western Reserve School of Medicine.

B. Tucker Woodson MD FACS age 40 is an Otolaryngologist and is an Associate Professor of Surgery at the Medical College of Wisconsin. He is a Fellow of the American Academy of Otolaryngology - Head and Neck Surgery and did surgical training with Dr. Fujite, the pioneer of uvulopalatopharyngoplasty to treat obstructive sleep apnea. He has a primary research interest in the surgical management of sleep apnea but is also a proponent of nasal CPAP. Dr. Woodson did his surgical training in otolaryngology at Detroit's Henry Ford Hospital and holds a BA from Washington University, St. Louis and an MD from the University of Missouri, Columbia.

Clifford W. Zwillich, M.D., age 57, is Chief, Division of Pulmonary and Critical Care Medicine, Pennsylvania State University, and Distinguished Professor of Medicine. His major scientific interest is the body's control of respiration. He serves on the Editorial Boards of more than 10 journals and is active in numerous associations specializing in pulmonary medicine and sleep disorders. Dr. Zwillich holds a B.A. degree from Hunter College and a M.D. from the University of Kansas. He completed his senior residency at the Harvard Medical School in the early 1970s and then undertook a research fellowship at the University of Colorado Health Services Center.

Members of the Medical Advisory Board, other than Dr. Sullivan, receive approximately $1,000 per month and all members receive reimbursement of traveling costs and other out-of-pocket expenses incurred in attending such industry conferences as may be requested by the Company.

Item  2          Properties

     The Company's principal offices are located in Sydney, Australia, at a leased facility of approximately 46,000 square feet. This facility is leased through mid 1999 and contains approximately 28,000 square feet of assembly space, and approximately 18,000 square feet devoted to research and administration offices. The Company believes that this facility is adequate to meet its requirements through late 1998 the anticipated completion date of ResMed's new Australian operations center. Sales and warehousing facilities are also leased in San Diego, California, Abingdon, England, Moenchengladbach, Germany and Lyon, France.

Item  3.          Legal  Proceedings

     The following discussion contains forward-looking statements relating to the Company's legal proceedings. Litigation is inherently uncertain and, accordingly, actual results could differ materially from those expressed in the forward-looking statements.

     The Company is currently engaged in significant patent litigation relating to the enforcement and defense of certain of its patents. In 1992 the Company's original Australian patent, which was due to expire in 1998 and covered the CPAP method of treating, and the device for treatment of OSA, was challenged by the Australian distributor for Respironics, Inc. and in May
1994, was revoked by an Australian appeals court in reliance on issues specific to Australian patent law. The Company's market share in Australia decreased from 1995 and the Company expects that its market share in Australia will continue to decrease. The Company on May 29, 1997 paid $246,000 as total and final settlement of costs associated with the litigation.

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

In June 1996 the Company initiated a further action in Pennsylvania against Respironics regarding alleged infringement of a fourth patent, granted June 4, 1996, related to the delay timer feature. This action was again consolidated with the ongoing case such that the two remaining actions are to proceed together. On July 1, 1997 the Court granted Respironics a motion for partial summary judgment in which Respironics alleged its accused products do not infringe one of the four patents in suit. ResMed believes there are grounds to appeal this dismissal and it is ResMed's intention to seek reversal of the ruling by appeal to the United States Court of Appeals for the Federal Circuit.

     On May 17, 1995, Respironics and its Australian distributor filed a Statement of Claim against the Company and Dr. Peter Farrell in the Federal Court of Australia. The Statement of Claim alleges that the Company engaged in unfair trade practices, including the misuse of the power afforded by its Australian patent and dominant market position in violation of the Australian Trade Practices Act. The Statement of Claim asserts damage claims in the aggregate amount of approximately $730,000, constituting lost profit on sales.
 While the Company intends to defend this action, there can be no assurance that the Company will be successful in defending such action or that the Company will not be required to make significant payments to the claimants. Furthermore, the Company expects to incur ongoing legal costs in defending such action.

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


                   1996          1997
1995/1996      High    Low   High    Low


Quarter One    18.00  12.00  21.25  14.50
Quarter Two    17.75  10.50  23.00  16.00
Quarter Three  14.25  10.50  25.00  17.25
Quarter Four   17.25  12.50  24.25  16.50


     As of September 25, 1997, there were approximately 2,046 beneficial holders of the Company's Common Stock. The Company does not intend to declare any cash dividends in the foreseeable future.

Item  6          Selected  Financial  Data

     The  following  table  summarizes certain selected consolidated financial data for, and as of the end of, each of the years  in  the  five-year  period  ended  June  30, 1997.  The data set forth below should be read in conjunction with the
Consolidated  Financial  Statements  and  related  Notes  included  elsewhere  in  this  Report.


                                                                                Year Ended June 30,
                                                                        --------------------------------------
Consolidated Statement of Income Data:                             1993         1994       1995       1996       1997
                                                                 ----------   ---------  ---------  ---------  ---------
                                                                           (In thousands, except per share data)

Net revenues                                                 $         7,650     13,857     23,501     34,562     49,180
Cost of sales                                                          3,109      6,213     11,271     16,990     20,287
                                                                   _________  _________  _________  _________  _________
Gross profit                                                           4,541      7,644     12,230     17,572     28,893
                                                                   _________  _________  _________  _________  _________
Selling, general and administrative
 expenses                                                              3,084      4,809      7,447     11,136     16,759
Research and development expenses                                        820      1,546      1,996      2,841      3,807
                                                                   _________  _________  _________  _________  _________
Total operating expenses                                               3,904      6,355      9,443     13,977     20,566
                                                                   _________  _________  _________  _________  _________

Income (loss) from operations                                            637      1,289      2,787      3,595      8,327
                                                                   _________  _________  _________  _________  _________

Interest income, net                                                      61         98        205      1,072      1,205
Government grants                                                        432        440        527        537        316
Other, net                                                                75          4        262      1,357      1,239
                                                                   _________  _________  _________  _________  _________
Total other income, net                                                  568        542        994      2,966      2,760
                                                                   _________  _________  _________  _________  _________

Income before income taxes                                             1,205      1,831      3,781      6,561     11,087
Income taxes                                                             359        599        948      2,058      3,622
                                                                   _________  _________  _________  _________  _________
Net income                                                   $           846      1,232      2,833      4,503      7,465
                                                                   =========  =========  =========  =========  =========
Net income per common and
common equivalent share                                      $          0.22       0.34       0.63       0.63       1.02
                                                                   =========  =========  =========  =========  =========

Cash dividends per common share                              $          0.03       0.04          -          -          -

Weighted average common and common
equivalent shares outstanding                                          3,914      3,639      4,450      7,199      7,317



                                                           As of June 30,
                                                 1993      1994    1995    1996    1997
                                                -------    ------  ------  ------  ------
Consolidated Balance Sheet Data:                           (in thousands)


Working capital                                 $   2,589   5,010   27,354   30,844   34,395
Total assets                                        5,173   9,608   35,313   47,299   54,895
Long-term debt, less current maturities               163     386      787      578      274
Total stockholders' equity                          2,895   5,630   28,867   38,986   44,625


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the selected financial data and consolidated financial statements and notes thereto included elsewhere herein.

     The Company designs, manufactures and markets equipment for the diagnosis and treatment of sleep disordered breathing conditions including obstructive sleep apnea. The Company's net revenues are generated from the sale of its various flow generators devices, nasal mask systems, accessories and other products, and, to a lesser extent from royalties. The Company receives other income through interest and certain Australian government grants.

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

     The Company's income tax rate is governed by the laws of the regions in which the Company's income is recognized. To date, a substantial portion of the Company's income has been subject to income tax in Australia where the statutory rate which prior to June 30, 1995 was 33%, increased to 36%
effective July 1, 1995. During fiscal 1995, 1996 and 1997, the Company's effective tax rate has fluctuated from approximately 25% to approximately 33%.
 These fluctuations have resulted from, and future effective tax rates will depend upon, numerous factors, including the amount of research and development expenditures for which a 125% Australian tax deduction is available, the level of non-deductible expenses, and the use of available net operating loss carryforward deductions and other tax credits or benefits available to the Company under applicable tax laws.

     Following is a comparative discussion by fiscal year of the results of operations for the three years ended June 30, 1997.

     Fiscal  Year  Ended June 30, 1997 Compared to Fiscal Year Ended  June 30,
1996

     Net Revenues. Net revenues increased in fiscal 1997 to $49.2 million from $34.6 million in fiscal 1996, an increase of $14.6 million or 42.3%. This increase was primarily attributable to an increase in unit sales of the Company's flow generators and accessories in Europe where net revenues increased to $21.5 million from $12.4 million and, to a lesser extent, in North America, where net revenues increased to $21.3 million from $16.8 million. In addition, net revenues improved due to a continuing market shift to higher-priced bi-level based products such as Sullivan VPAP(Registered Trademark)II ST. This favorable effect was partially offset by decreases in the selling prices of the Company's CPAP products in the United States.

     Gross Profit. Gross profit increased in fiscal 1997 to $28.9 million from $17.6 million in 1996, an increase of $11.3 million or 64.4%. The increase resulted primarily from increased unit sales during fiscal 1997. Gross profit as a percentage of net revenues increased in fiscal 1997 to 58.7% from 50.8% in 1996. The increase was primarily due to a full year profitability from the Company's German and French subsidiaries acquired in February and June 1996, respectively, improved manufacturing efficiencies and increased sales of higher margin diagnostic and bi-level units. These improvements were, however, partially offset by continuing price competition in the United States, where prices for the Company's products are lower than elsewhere in the world.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased in 1997 to $16.8 million from $11.1 million for 1996, an increase of $5.7 million or 50.5%. As a percentage of net revenues, selling, general and administrative expenses increased in fiscal 1997 to 34.1% from 32.2% for fiscal 1996. The increase in expenses was due primarily to an increase to 113 from 87 in the number of sales and administrative personnel and to a limited extent additional selling expenses arising from the acquisition of the Company's German distributor in February 1996, and other expenses related to the increase in the Company's sales. In addition the Company incurred substantial legal fees with respect to its ongoing patent action of $773,000 and $924,000 in 1996 and 1997, respectively.

     Research and Development Expenses. Research and development expenses increased in fiscal 1997 to $3.8 million from $2.8 million in fiscal 1996, an increase of approximately $1 million or 34.0%. As a percentage of net revenues, research and development expenses in fiscal 1997 decreased to 7.7% from 8.2% in fiscal 1996. The dollar increase in research and development expenses was due primarily to an increase in research and development equipment and external consultancy fees.

     Other Income. Other income decreased in fiscal 1997 to $2.8 million from $3 million for fiscal 1996, a decrease of $200,000 or 6.9%. This decrease was due primarily to the write down of certain investments held by the Company. These write downs were partially offset by foreign currency gains which increased from $961,000 to $1.6 million in 1996 and 1997, respectively, as a result of both marking foreign currency options to market and cash deliveries over the year.

     Income Taxes. The Company's effective income tax rate for fiscal 1997 increased to approximately 32.7% from approximately 31.4% for fiscal 1996. This increase was primarily due to the high relative taxes incurred in Germany. These higher tax rates were partially offset by additional research and development expenses in Australia for which the Company received a 125% deduction for tax purposes.

     Fiscal  Year  Ended June 30, 1996 Compared to Fiscal Year Ended  June 30,
1995

     Net Revenues. Net revenues increased in fiscal 1996 to $34.6 million from $23.5 million in fiscal 1995, an increase of $11.1 million or 47.1%. This increase was primarily attributable to an increase in unit sales of the Company's flow generators and accessories in Europe where net revenues increased to $12.4 million from $6.8 million and, to a lesser extent, in North America, where net revenues increased to $16.8 million from $12.5 million. In addition, net revenues were affected favorably by a product mix shift to new, higher-priced products such as SULLIVAN(Registered Trademark) VPAP(Registered Trademark)II. This favorable effect was partially offset by a decrease in the selling prices of the Company's CPAP products in most geographic markets.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased in 1996 to $11.1 million from $7.4 million for 1995, an increase of $3.7 million or 49.5%. As a percentage of net revenues, selling, general and administrative expenses increased in fiscal 1996 to 32.2% from 31.7% for fiscal 1995. The increase in expenses was due primarily to the acquisition of the Company's German distributor in February 1996, an increase to 87 from 58 in the number of sales and administrative personnel, and other expenses related to the increase in the Company's sales. In addition the Company incurred substantial legal fees with respect to its ongoing patent action of $278,000 and $773,000, in 1995 and 1996, respectively.

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

     Recent  Accounting  Developments

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 128, "Earnings Per Share", effective for both interim and fiscal years ending after December 15, 1997. SFAS 128 simplifies existing standards for computing and presenting earnings per share for common and potential common stock. The adoption of SFAS 128 is not expected to have a material effect on the Company's present method of calculating and reporting earnings per share.

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", both effective for years beginning after December 15, 1997. SFAS 130 will require companies to report comprehensive income and SFAS 131 will require companies to report segment performance as it is used internally. These statements merely add additional disclosure requirements.

     Liquidity  and  Capital  Resources

     As of June 30, 1996 and June 30, 1997, the Company had cash and cash equivalents and marketable securities available for sale of approximately $23.5 million and $28.0 million, respectively. The Company's working capital approximated $30.8 million and $34.4 million, respectively, at June 30, 1996 and 1997. The increase in working capital balances primarily reflects increases in trade receivables and cash and cash equivalents partially offset by increases in accrued expenses and income taxes payable.

     The Company has financed its operations and capital expenditures through cash generated from operations and to a lesser extent through sales of common stock. During the fiscal years ended June 30, 1996 and 1997, the Company's operations generated cash of approximately $3.5 million and $9.5 million, respectively, primarily as a result of continued increases in net revenues, offset in part by increases in accounts receivable, inventory and prepayments.
 Similarly, cash and cash equivalents and marketable securities available for sale increased to $28.0 million at June 30, 1997 from $23.5 million at June 30, 1996, an increase of $4.5 million. During fiscal 1996 and 1997 approximately $468,000 and $249,000 of cash was received from sales of common stock on exercise of outstanding options.

     The Company's investing activities (excluding the purchases and sales of marketable securities) for the fiscal years ended June 30, 1996 and 1997 aggregated $8.7 million and $4.5 million, respectively. The majority of the 1997 activities were for the purchase of production tooling and equipment and, to a lesser extent, for the purchase of office furniture, computers and research and development equipment. The majority of 1996 activities related to the purchase of the businesses of Priess Medizintechnik and Premium Medical for $6.8 million. As a result the Company's June 30, 1997 balance sheet reflects an increase in net property plant and equipment to approximately $4.9 million at June 30, 1997, from $3.3 million at June 30, 1996, an increase of approximately $1.6 million.

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

In August 1997 the Company entered into an agreement to acquire a 173,000 square ft site for construction of a new Australian operation center. This development will commence in late 1997 and will be financed through either company cash reserves or by a sale and leaseback transaction.

     In May 1993, the Australian Federal Government agreed to lend the Company up to $870,000 over a six year term. Such loan bears no interest for the first three years and will bear interest at a rate of 3.8% thereafter until maturity. The outstanding principal balance of such loan was $867,000 and $548,000 at June 30, 1996 and 1997, respectively.

     The Company expects to satisfy all of its short-term liquidity requirements through a combination of cash on hand and cash generated from operations.

     Forward-Looking  Statements

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, patent and other litigation and similar matters. There are a variety of factors that could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the Company's business, financial condition or results of operations include the following:

The market for products designed to treat sleep disordered breathing related respiratory conditions is characterized by frequent product improvements and evolving technology. The development of new or innovative products by others or the discovery of alternative treatments for such conditions could result in the Company's products becoming obsolete or noncompetitive, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The market for the Company's products is also highly competitive. The failure of the Company to meet the prices offered by its competitors, or offer products which either contain features similar to or more desirable than those products offered by its competitors or which are perceived as reliable by consumers could have a material adverse effect on the business, financial condition and results of operations of the Company. Most of the Company's competitors have greater financial, research, manufacturing and marketing resources than the Company. In addition, some of the Company's competitors sell additional lines of products, and therefore can bundle products to offer higher discounts, or offer rebates or other incentive programs to gain a competitive advantage. The Company's competitors may also employ litigation to gain a competitive advantage. The Company's inability to compete effectively against existing or future competitors would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from the absence of a backlog of orders for the Company's products, the introduction of new products by the Company or its competitors, the geographic mix of product sales, the success of the Company's marketing efforts in new regions, changes in third-party reimbursement, timing of regulatory action, timing of order by distributors, expenditures incurred for research and development, competitive pricing in different regions, seasonality, the cost and effect of promotional and marketing programs and the effect of foreign currency transaction gains or losses, among other factors, In addition, the Company's results of operations could be adversely affected by changes in tax laws in the various countries in which the Company conducts its operations.

     The Company's success is dependent upon the ability of the Company's customers to obtain adequate reimbursement from third-party payors for purchasing the Company's products. Third-party payors may deny reimbursement if they determine that the prescribed device has not received appropriate United States Food and Drug Administration ("FDA") or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Third-party payors are increasingly challenging the prices charged for medical products and services. The cost containment measures that health care providers are instituting could have an adverse effect on the Company's ability to sell its products and may have a material adverse effect on the Company's business, financial condition and results of operations. In some markets, such as Spain, France and Germany, government reimbursement is currently available for purchase of rental of the Company's products, subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia, the United Kingdom and Japan, there is currently limited or no reimbursement for devices that treat sleep disordered breathing related respiratory conditions.

A substantial portion of the Company's net revenue is generated from sales outside North America. The Company expects that such sales will continue to account for a significant portion of the Company's net revenues in the future. The Company's sales outside of North America are subject to certain inherent risks of global operations, including fluctuations in currency exchange rate, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign medical device manufacturing regulations. The Company has had foreign currency transaction gains and losses in recent periods. A significant fall in the value of the United States dollar against certain international currencies could have a material adverse effect on the Company's business, financial condition and results of operations.

     Other factors which could potentially have a material adverse effect on the Company's business, results of operations or financial conditions include the costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims and changes in those items, and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses.

     The information contained in this section is not intended to be an exhaustive description of the risks and uncertainties inherent in the Company's business or in its strategic plans. Please see Item 1 "Business" and Item 3 "Legal Proceedings".

Item  8          Consolidated  Financial  Statements  and Supplementary Data


a)               Index to Consolidated Financial Statements

                                                                                           Page

 Independent Auditors' Report                                                              F1
 Consolidated Balance Sheets as of June 30, 1996 and 1997                                  F2
 Consolidated Statements of Income for the three years ended June 30, 1997                 F3
 Consolidated Statements of Stockholders' Equity for the three years ended June 30, 1997   F4
 Consolidated Statements of Cash Flows for the three years ended June 30, 1997             F5
 Notes to Consolidated Financial Statements                                                F6
 Schedule II - Valuation and Qualifying Accounts and Reserves                              27


b)          Supplementary  Data

     Quarterly  Financial  Information  (unaudited)


     The  quarterly  results  for  the  years  ended 30 June 1997 and 1996 are summarized  below:
                                       1997
                                      --------
                     First     Second     Third     Fourth     Fiscal
                    Quarter    Quarter    Quarter   Quarter    Year
                    --------  -------    -------    -------   ------




Net revenue          $11,141    11,587    12,468    13,984    49,180
Gross profit           6,291     6,872     7,348     8,382    28,893
Net income             1,840     1,682     1,898     2,045     7,465

Net income per
common and common
equivalent share(1)   $  0.25     0.23      0.26      0.28      1.02



                                       1996
                                     --------
                     First     Second     Third     Fourth     Fiscal
                    Quarter    Quarter    Quarter   Quarter    Year
                  --------    -------    -------    -------   ------


Net revenue          $  6,703   7,896     9,360     10,603    34,562
Gross profit            3,491   3,892     4,586      5,604    17,572
Net income                880     922     1,207      1,493     4,503

Net income per
common and common
equivalent share(1)  $   0.12     0.13      0.17      0.21      0.63


     (1)  Per  share  amounts  for  each  quarter  are  computed  independently,  and, due to the computation  formula,  the  sum  of  the  four  quarters  may  not  equal  the  year.


Item 9 Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

     None
                                   PART III

Item  10          Directors  and  Executive  Officers  of  the  Registrant

     Incorporated by reference to Registrant's definitive Proxy Statement for its November 10, 1997 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from June 30, 1997.

Item  11          Executive  Compensation

     Incorporated by reference to Registrant's definitive Proxy Statement for its November 10, 1997 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from June 30, 1997.

Item  12      Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to Registrant's definitive Proxy Statement for its November 10, 1997 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from June 30, 1997.

Item  13          Certain  Relationships  and  Related  Transactions

     Dr. Colin Sullivan, a member of the Company's Medical Advisory Board, provides consulting services to the Company pursuant to a Consulting agreement that terminates on December 31, 1997 ( subject to extension for an additional five-year term ) for which he receives annual payments based on the net sales ( as defined in the Consulting Agreement ) of certain of the Company's products subject to a $90,000 per annum minimum payment. The company also reimburses Dr. Sullivan for his out-of-pocket expenses in performing such consulting services. The Company has also agreed to pay such amounts to Dr. Sullivan for a period of 24 months following the termination of his consulting relationship with the Company. Total payments to Dr. Sullivan were $228,000, $314,000 and $353,000 for the Company's fiscal years ended June 30, 1995, 1996 and 1997, respectively.

                                   PART IV

Item 14 Exhibits, Consolidated Financial Statements, Schedule, and Reports on Form 8-K

a)          The  following  documents  are  filed  as  part  of  this  report:

1.1          Consolidated  Financial  Statements  and  Schedule.

     The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements" under Item 8 of this report.

3.       Exhibits.  The following exhibits are filed as a part of this report:

3.1          Certificate  of  Incorporation  of  Registrant,  as  amended*
3.2          By-laws  of  Registrant*
4.1          Form  of  certificate  evidencing  shares  of  Common  Stock*
4.2          Rights  agreement  dated  as  of  April  23,  1997**
10.1          1995  Stock  Option  Plan*
10.2 Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended*
10.3 Amended and Restated Consulting Agreement between Colin Sullivan and ResMed Limited dated September 2, 1994*
10.4 Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994*
10.5          Lease  for  82  Waterloo  Road,  Sydney,  Australia*
10.6          Lease  for  5744  Pacific  Center  Boulevard,  San  Diego,  USA*
11.1          Statement  re:  Computation  of  Earning  per  Share
16.1          Letter  regarding  change  in  Certifying  Accountant*
21.1          Subsidiaries  of  the  Registrant
23.1          Consent  and  Report  on  Schedule  of  KPMG  Peat  Marwick  LLP
27.1          Financial  Data  Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
**         Incorporated by reference from the registrants.  Report on Form 8-K
(File  No.  0-26038).

b)          Report  on  Form  8-K

     Report filed on April 15, 1997 with respect to the adoptions of a Rights Agreement granting shareholders right to purchase Series A Junior Participating preference stock.

                         INDEPENDENT AUDITORS' REPORT

The  Board  of  Directors  and  Stockholders
ResMed  Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1997, in conformity with generally accepted accounting principles.




/s/  KPMG  PEAT  MARWICK  LLP
KPMG  Peat  Marwick  LLP
San  Diego,  California
August  11,  1997

-F1-

                         RESMED INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1996 AND 1997
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    June 30,       June 30,
                                                                      1996           1997
                                                                  -------------  -------------


Assets
----------------------------------------------------------------

Current assets:

Cash and cash equivalents                                         $       5,510         9,077
Marketable securities (note 3)                                           18,021        18,908
Accounts receivable, net of allowance for doubtful accounts
 of $175 and $277 at June 30, 1996 and 1997, respectively                 6,252         7,834
Government grants                                                           915           391
Inventories, net (note 4)                                                 6,134         5,797
Deferred income taxes (note 10)                                             380           999
Prepaid expenses and other current assets                                 1,014         1,385
                                                                   ____________  ____________
 Total current assets                                                    38,226        44,391
                                                                   ____________  ____________

Property and equipment, net (note 5)                                      3,284         4,916
Patents, net of accumulated amortization of $260 and
 $325 at June 30, 1996 and 1997, respectively                               217           253
Deferred income taxes (note 10)                                               -           157
Goodwill, net of amortization of $120 and $433 at
 June 30, 1996 and 1997, respectively                                     4,309         4,553
Other assets                                                              1,263           625
                                                                   ____________  ____________
                                                                  $      47,299        54,895
                                                                    ===========   ===========
Liabilities and Stockholders' Equity
----------------------------------------------------------------

Current liabilities:

Accounts payable                                                  $       2,421         2,641
Accrued expenses (note 6)                                                 2,815         3,537
Income taxes payable                                                      1,857         3,544
Current portion of long debt (note 7)                                       289           274
                                                                   ____________  ____________
 Total current liabilities                                                7,382         9,996
                                                                   ____________  ____________

Long-term debt less, current portion (note 7)                               578           274
Deferred income taxes (note 10)                                             353             -
                                                                   ____________  ____________
                                                                          8,313        10,270
                                                                   ____________  ____________
Stockholders' equity (note 8):
Preferred stock, $.01 par value,
 2,000,000 shares authorized; none issued                                     -             -
Series A Junior Participating preferred stock, $0.01 par value,
 150,000 shares authorized non issued                                         -             -
Common stock, $.004 par value, 15,000,000 shares authorized;
 issued and outstanding 7,172,408 at June 30, 1996 and
 7,202,413 at June 30, 1997                                                  29            29
Additional paid-in capital                                               29,407        29,656
Retained earnings                                                         9,103        16,568
Foreign currency translation adjustment                                     447        (1,628)
                                                                   ____________  ____________
Total stockholders' equity                                               38,986        44,625
                                                                   ____________  ____________
Commitments and contingencies (notes 16 and 18)
                                                                  $      47,299        54,895
                                                                    ===========   ===========

See  accompanying  notes  to  consolidated  financial  statements.


-F2-

                         RESMED INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME

                        YEARS ENDED JUNE 30, 1995, 1996 AND 1997
                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                  June 30,       June 30,      June 30,
                                                    1995           1996          1997
                                                -------------  ------------  ------------


Net revenues                                    $      23,501        34,562        49,180

Cost of sales                                          11,271        16,990        20,287
                                                 ____________  ____________  ____________
Gross profit                                           12,230        17,572        28,893
                                                 ____________  ____________  ____________
Operating expenses:
 Selling, general and administrative expenses           7,447        11,136        16,759
 Research and development expenses                      1,996         2,841         3,807
                                                 ____________  ____________  ____________
Total operating expenses                                9,443        13,977        20,566
                                                 ____________  ____________  ____________

Income from operations                                  2,787         3,595         8,327
                                                 ____________  ____________  ____________
Other income:
 Interest income, net                                     205         1,072         1,205
 Government grants                                        527           537           316
 Other, net (note 9)                                      262         1,357         1,239
                                                 ____________  ____________  ____________
Total other income, net                                   994         2,966         2,760
                                                 ____________  ____________  ____________
Income before income taxes                              3,781         6,561        11,087
Income taxes (note 10)                                    948         2,058         3,622
                                                 ____________  ____________  ____________
 Net income                                     $       2,833         4,503         7,465
                                                  ===========   ===========   ===========
Net income per common and common equivalent
share                                           $        0.63          0.63          1.02

Weighted average common and common equivalent
shares outstanding                                  4,449,867     7,199,438     7,316,743





See  accompanying  notes  to  consolidated  financial  statements.


-F3-

                         RESMED INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          YEARS ENDED JUNE 30, 1995, 1996 AND 1997
                                                       (IN THOUSANDS)


                                                                                                      Foreign
                                                                                Additional            currency
                                                         Common stock           paid-in    Retained   translation
                                                     Shares          Amount     capital    earnings   adjustment   Total
                                                     -------         -------    ---------  --------   ----------  --------


Balance June 30, 1994                                       3,590    $     14      3,729      1,767        120      5,630

Common stock issued for cash, net (note 8)                  2,000           8     18,950          -          -     18,958
Common stock issued on exercise of options (note 8)           944           4      1,714          -          -      1,718
Foreign currency translation adjustment                         -           -          -          -       (272)      (272)
Net income                                                      -           -          -      2,833          -      2,833
                                                         ________    ________   ________   ________   ________   ________
Balance, June 30, 1995                                      6,534          26     24,393      4,600       (152)    28,867


Common stock issued for cash, net (note 8)                    450           2      4,547          -          -      4,549
Common stock issued on exercise of options (note 8)           188           1        467          -          -        468
Foreign currency translation adjustment                         -           -          -          -        599        599
Net income                                                      -           -          -      4,503          -      4,503
                                                         ________    ________   ________   ________   ________   ________
Balance, June 30, 1996                                      7,172          29     29,407      9,103        447     38,986

Common stock issued on exercise of options (note 8)            30           -        249          -          -        249
Foreign currency translation adjustment                         -           -          -          -     (2,075)    (2,075)
Net income                                                      -           -          -      7,465          -      7,465
                                                         ________    ________   ________   ________   ________   ________
Balance, June 30, 1997                                      7,202    $     29     29,656     16,568     (1,628)    44,625
                                                         ========    ========   ========   ========   ========   ========




















See  accompanying  notes  to  consolidated  financial  statements.




-F4-

                         RESMED INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED JUNE 30, 1995, 1996 AND 1997
                                             (IN THOUSANDS)


                                                                June 30,       June 30,       June 30,
                                                                  1995           1996           1997
                                                             --------------  -------------  -------------


Cash flows from operating activities:
 Net income                                                  $       2,833          4,503          7,465
 Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                         590          1,154          2,261
 Goodwill amortization                                                   -            123            349
 Provision for service warranties                                      267           (117)           124
 Deferred income taxes                                                (133)           112         (1,032)
 Foreign currency options revaluation                                   14           (844)          (458)
 Changes in operating assets and liabilities, net of effect
  of acquisitions:
 Accounts receivable, net                                           (1,589)        (2,327)        (1,714)
 Government grants                                                    (328)           (78)           491
 Inventories                                                        (2,596)           272           (259)
 Prepaid expenses and other current assets                             (41)          (652)          (180)
 Accounts payable, accrued expenses and other liabilities            1,385            792            417
 Income taxes payable                                                  292            515          2,011
                                                              ____________   ____________   ____________
   Net cash provided by operating activities                           694          3,453          9,475
                                                              ____________   ____________   ____________
Cash flows from investing activities:
 Purchases of property and equipment                                (1,805)        (1,472)        (3,962)
 Purchase of marketable securities - available for sale            (27,187)      (102,730)       (50,141)
 Proceeds from sale of securities - available for sale               6,677        105,219         49,254
 Purchases of patents                                                    -            (97)          (132)
 Purchase of other assets                                                -           (373)             -
 Business acquisitions                                                   -         (6,815)        (1,177)
 Proceeds from sale of non trading investments                           -              -          1,113
 Loan receivables                                                        -              -           (300)
 Other                                                                  15              -              -
                                                              ____________   ____________   ____________
 Net cash used in investing activities                             (22,300)        (6,268)        (5,345)
                                                              ____________   ____________   ____________
Cash flows from financing activities:
 Proceeds from issuance of common stock, net                        20,723          5,017            249
 Proceeds from issuance of long-term debt                              420              -              -
 Repayment of long-term debt                                             -              -           (287)
                                                              ____________   ____________   ____________
 Net cash provided by (used in) financing activities                21,143          5,017            (38)
                                                              ____________   ____________   ____________
Effect of exchange rate changes on cash                                (20)            52           (525)
                                                              ____________   ____________   ____________
Net increase (decrease) in cash and cash equivalents                  (483)         2,254          3,567
Cash and cash equivalents at beginning of the year                   3,739          3,256          5,510
                                                              ____________   ____________   ____________
Cash and cash equivalents at end of the year                 $       3,256          5,510          9,077
                                                               ===========   ===========   ===========
Supplemental disclosure of cash flow information:
 Income taxes paid                                           $         600          1,132          2,647
 Interest paid                                                           -              -              -

See  accompanying  notes  to  consolidated  financial  statements.



-F5-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

1.          ORGANIZATION  AND  BASIS  OF  PRESENTATION

      ResMed Inc. is a Delaware corporation formed in March 1994 as a holding company for ResMed Holdings Ltd. ("RHL") (formerly ResCare Holding Limited), a company incorporated in Australia. ResMed designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. ResMed Inc.'s ("ResMed", or "the Company") principal manufacturing operations are located in Australia. Other principal distribution and sales sites are located in the United States, United Kingdom, Germany, France and Europe.

     In  May  1994,  the  shareholders  of  RHL  approved a reorganization and reincorporation  of  RHL  resulting  in  the  exchange  of  the  shares of the outstanding common stock of RHL for the shares of ResMed. In addition, effective in March 1995, the Company effected a 5:2 stock split. As a result of the reorganization, reincorporation and the stock split, the accounts within the consolidated financial statements have been reclassified to reflect a par value of $.004 per share. The board of directors also authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 1997.

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

-F6-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

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

     (h)          Goodwill:

          Goodwill arising from business acquisitions is amortized on a straight-line basis over periods ranging from three to 15 years. The Company carries goodwill at cost net of amortization. The Company reviews its goodwill carrying value when events indicate that an impairment may have occurred in goodwill. If, based on the undiscounted cash flows, management determines goodwill is overvalued, goodwill is written down to its discounted cash flow value and the amortization period is re-assessed.

          Amortization expense of goodwill was $123,000 and $349,000 for the years ended June 30, 1996 and 1997, respectively.

     (i)          Government  Grants:

          Government grants revenue is recognized when earned. Grants have been obtained by ResMed from the Australian Federal Government to support the continued development and export of ResMed's proprietary positive airway pressure technology and to assist development of export markets in the amount of $527,000, $537,000 and $316,000 for the years ended June 30, 1995, 1996 and
1997,  respectively.

     (j)          Foreign  Currency:

          The consolidated financial statements of ResMed's non-U.S. subsidiaries are translated into U.S. Dollars for financial reporting
purposes.    The  assets  and  liabilities  of  non-U.S.  subsidiaries  whose functional currencies are other than the U.S. Dollar are translated at year end exchange rates. Income statements are translated at weighted average rates. The cumulative translation effects are reflected in stockholders' equity. Gains and losses on transactions denominated in other than the functional currency of the entity are reflected in operations.

     (k)          Research  and  Development:

          All research and development costs are expensed in the period incurred.

-F7-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (l)          Net  Income  per  Common  and  Common  Equivalent  Share:

          Net income per common and common equivalent share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock as determined under the treasury stock method.

     (m)          Financial  Instruments  :

     The carrying value of financial instruments, which consists of cash and cash equivalents, foreign currency option contracts (included in other assets), government grants, accounts receivable, accounts payable, marketable securities and long-term debt approximate their fair value. The Company does not hold or issue financial instruments for trading purposes.

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

     Premiums to enter certain foreign currency options are included in other assets and are amortized over the period of the agreement in the consolidated statement of income against other income, net. Unamortized premiums amounted to $302,000 and $565,000 at June 30, 1996 and June 30, 1997, respectively.

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

     The Company held foreign currency option contracts with notional amounts totaling $43,595,000 and $22,752,000 at June 30, 1996 and June 30, 1997,
respectively to hedge foreign currency items. These contracts mature at various dates prior to February 27, 1999.

-F8-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (o)          Income  Taxes:

          ResMed accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     (p)          Marketable  Securities:

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

          At June 30, 1996 and 1997, the Company's investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available for sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

          The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to
maturity.    Such  amortization and interest are included in interest income.
Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

     (q)          Accounting  Changes

          The Company adopted SFAS 123, "Accounting for Stock-Based Compensation," in 1997, under which the Company elected to continue following Accounting Principles Board (APB) Opinion 25. The Company also adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in 1997. The effects of the adoption of SFAS 121 was not material to financial position, results of operations and cash flows.

-F9-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

3.          MARKETABLE  SECURITIES

     The fair value of marketable securities available for sale at June 30, 1996 and 1997, was $18,021,000 and $18,908,000, respectively. The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of June 30, 1996 or 1997.

     Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

4.          INVENTORIES

     Inventories were comprised of the following at June 30, 1996 and 1997 (in thousands) :


                     1996       1997
                  ----------  ---------


Raw materials     $    2,088      1,797
Work in progress         257        284
Finished goods         3,789      3,716
                   _________  _________
                  $    6,134      5,797
                    ========   ========


5.          PROPERTY  AND  EQUIPMENT

     Property and equipment is comprised of the following at June 30, 1996 and 1997 (in thousands):


                                              1996         1997
                                           -----------  ----------


Machinery and equipment                    $    1,893       2,813
Computer equipment                                780       1,370
Rental units                                      155         138
Furniture and fixtures                            538         709
Vehicles                                          461         589
Clinical and demonstration equipment            1,300       2,417
Leasehold improvements                            355         347
                                            _________   _________
                                                5,482       8,383

Accumulated depreciation and amortization      (2,198)     (3,467)
                                            _________   _________
                                           $    3,284       4,916
                                             ========   ========


-F10-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

6.          ACCRUED  EXPENSES

     Accrued expenses at June 30, 1996 and 1997 consist of the following (in thousands):


                               1996         1997
                            -----------  ----------


Service warranties          $       280         348
Legal                               394         153
Royalties                            39          49
Value added taxes due               654         730
Consulting fees                     133          90
Employee benefits                   522         591
Employee withholding taxes            -         210
Other                               793       1,366
                             __________  __________
                            $     2,815       3,537
                              =========   =========


7.          LONG-TERM  DEBT

     As part of an agreement between ResMed and the Australian Federal Government, ResMed obtained an $870,000 loan facility of which $867,000 and $548,000 were outstanding at June 30, 1996 and 1997, respectively. The loan facility is unsecured and accrues interest at 3.8% per annum beginning May 3, 1996 through April 3, 1999. The facility is payable in six monthly installments beginning November 3, 1996. Prior to May 3, 1996, the loan was interest free.

     The aggregate annual maturities of long-term debt at June 30, 1997 are as follows:


Year ending June 30     Amount
-------------------  ------------


1998                 $        274
1999                          274
                      ___________
                     $        548
                       ==========


8.          STOCKHOLDERS'  EQUITY

     Initial  Public  Offering

     On June 2, 1995, the Company completed an initial public offering of 2,000,000 new shares of common stock at a price of $11.00 per share, resulting in net proceeds of approximately $18.9 million, after deducting issuance costs.

     On July 10, 1995, the underwriters for the above-mentioned public offering exercised their over-allotment of 450,000 new shares of common stock, resulting in additional net proceeds of approximately $4.5 million, after deducting issuance costs.

-F11-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

8.          STOCKHOLDERS'  EQUITY  (CONTINUED)

     Stock  Options

     Prior to the formation of the Company, RHL, a wholly owned subsidiary, at the discretion of the directors, from time-to-time granted stock options to key personnel, including officers, directors and outside consultants. The options granted by RHL were exchanged for options with similar terms to purchase common stock of ResMed and have subsequently been fully exercised. These options have expiration dates of two to five years from the date of grant and vested immediately.

     The Company grants stock options to personnel, including officers and directors in accordance with the 1995 Option Plan. These options have expiration dates of ten years from date of grant and vest over three years. The Company granted these options with the exercise price equal to the market value as determined at the date of grant.

     The  following  table  summarizes  options  activity  (adjusted  for  5:2  stock  split  effected  in  fiscal  1995)


                                     Years ended June 30,
                                                            Weighted                   Weighted                   Weighted
                                                             Average                    Average                    Average
                                                            Exercise                   Exercise                   Exercise
                                             1995             Price         1996         Price         1997         Price
                                    ----------------------  ---------  --------------  ---------  --------------  ---------


Outstanding at beginning of year                1,141,500   $    2.68        431,500   $    8.72        494,900   $   13.64

Granted                                           235,000       11.00        269,800       16.25              -           -
Exercised                                        (944,500)       2.55       (187,500)       6.21        (30,660)       8.55
Forfeited                                            (500)      11.00        (18,900)      12.24        (25,152)      14.15
                                             ____________      ______   ____________      ______   ____________      ______
Outstanding at end of year                        431,500   $    8.72        494,900   $   13.64        439,088   $   13.97
                                             ============      ======   ============      ======   ============      ======
Price range of granted options      $               11.00                13.06-16.34                          -

Options exercisable at end of year                197,000   $    6.01         84,787   $    9.99        205,033   $   13.10

Shares reserved for granting
 future stock options

Beginning of year                                       -                    469,000                    213,650
End of year                                       469,000                    213,650                    238,802



     The  following table summarizes information about stock options outstanding at  June  30,  1997


                                         Weighted Average
                  Number Outstanding at     Remaining      Number Exercisable at
Exercise Prices       June 30, 1997      Contractual Life      June 30, 1997
----------------  ---------------------  ----------------  ---------------------


11.00                          192,038             7.92                124,404
13.06                            5,000             8.88                      -
16.34                          242,050             9.00                 80,629
                              ________                                ________
                               439,088             8.53                205,033
                             =========                               =========


-F12-

                        RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

8.          STOCKHOLDERS'  EQUITY  (CONTINUED)

     The  Company  applies  APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in
fiscal  1995,  1996  and  1997,  respectively.    Had  the  Company determined
compensation  cost  based  in  the  fair value at the grant date for its stock options under SFAS 123 the Company's net income would have been reduced to the pro  forma  amounts  indicated  below:



                                                     1996   1997


Net income (in thousands)
 As reported                                        $4,503  7,465
 Pro forma                                           3,998  6,467

Net income per common and common equivalent share
 As reported                                        $ 0.63   1.02
 Pro forma                                            0.56   0.88


     The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 5.8% for fiscal 1996 and 1997, respectively; no dividend yield; expected lives of four years; and volatility of 62.7%.

Pro forma net income reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period of 3 years and compensation cost for options granted prior to, and not in connection with, the Company's initial public offering on June 2, 1995 are not considered.

Stock  Purchase  Rights

In April 1997, the Company implemented a plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one right to purchase Series A Junior Participating Preferred Stock (the "Right"). The Right enables the holder, under certain circumstances, to purchase common stock of the Company or of the acquiring person at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more for the Company's outstanding common stock. The Rights are redeemable at $0.01 per Right and expire in 2007.

9.          OTHER,  NET

     Other,  net  is  comprised  of  the  following  at  June  30,  1995,  1996 and 1997 (in thousands):


                                                        1995          1996          1997
                                                    -------------  -----------  ------------


License fees                                        $        189           242            -
Unrealized gain/(loss) on foreign currency options           (97)          961          485
Gain/(loss) on foreign currency transactions                 166           147        1,117
Write down of investments                                      -             -         (175)
Other                                                          4             7         (188)
                                                     ___________   ___________  ___________
                                                    $        262         1,357        1,239
                                                      ==========   ==========   ==========


-F13-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997
9.          OTHER,  NET  (CONTINUED)

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

10.          INCOME  TAXES

     Income before income taxes for the years ended June 30, 1995, 1996 and 1997, was taxed under the following jurisdictions (in thousands).


                 1995          1996         1997
             ------------  ------------  -----------


   U.S.      $         11          (32)        4,054
   Non-U.S.         3,770        6,593         7,033
              ___________  ___________   ___________
             $      3,781        6,561        11,087
               ==========   ==========   ===========


     The provision (benefit) for income taxes is presented below (in thousands) :



   Current:

   Federal                     $          -             -          (20)
   State                                  -             -          479
   Non-U.S.                           1,081         1,958        4,223
                                ___________   ___________  ___________
                               $      1,081         1,958        4,682
                                ___________   ___________  ___________
   Deferred:

   Federal                     $          -             -          366
   State                                  -             -          (61)
   Non-U.S.                            (133)          100       (1,365)
                                ___________   ___________  ___________
   Provision for income taxes  $        948         2,058        3,622
                                ===========   ===========  ===========



     The  provision  for  income  taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% to pretax income as a result of the  following  (in  thousands):


                                                      1995           1996          1997
                                                  -------------  ------------  ------------


   Computed "expected" tax expense                $      1,286         2,296         3,880
   Increase (decrease) in income taxes
   resulting from:
 Non-deductible expenses                                    40             9           133
 Research and development credit                          (274)         (359)         (399)
 Non taxable interest income                                 -          (125)            -
 Tax effect of intercompany dividends                        -             -           (35)
 Utilization of net operating loss carryforwards           (11)           (8)          (27)
 Change in valuation allowance                             (10)          133             -
 Effect of non-U.S. tax rates                              (29)          233          (118)
 Effect of a change in Australian tax rates                (48)            -             -
 State income taxes                                          -             -           272
 Other                                                      (6)         (121)          (84)
                                                   ___________   ___________   ___________
                                                  $        948         2,058         3,622
                                                    ==========    ==========    ==========


-F14-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

10.          INCOME  TAXES  (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are comprised of the following at June 30, 1996 and 1997 (in thousands):


                                              1996           1997
                                          -------------  ------------

 Deferred tax assets:
 Employee benefit obligations             $         97           133
 Provision for service warranties                  101           135
 Net operating loss carryforwards                  176           651
 Accrual for legal costs                           272           479
 Intercompany profit in inventories                437         1,008
 Other accruals                                    197           345
                                           ___________   ___________
                                                 1,280         2,751

 Less valuation allowance                         (176)         (651)
                                           ___________   ___________
 Deferred tax assets                             1,104         2,100
                                           ___________   ___________
 Deferred tax liabilities:
   Patents                                         (78)          (91)
   Government grants                              (329)         (141)
   Unamortized foreign exchange premiums          (109)         (227)
   Unrealized foreign exchange gains              (346)            -
   Undistributed German income                       -          (366)
   Amortization expense                            (92)            -
   Other receivables                                 -           (71)
   Other                                          (123)          (48)
                                           ___________   ___________
   Deferred tax liabilities                     (1,077)         (944)
                                           ___________   ___________
   Net deferred tax asset                 $         27         1,156
                                            ==========   ==========


     The valuation allowance at June 30, 1996 and 1997, primarily relates to a provision for uncertainty as to the utilization of net operating loss carryforwards. The net change in the valuation allowance was a decrease of $21,000 an increase of $125,000 and $475,000 for the years ended June 30, 1995, 1996 and 1997, respectively. The measurement of deferred tax assets and liabilities at June 30 of each year, reflect foreign currency translation adjustments, changes in enacted tax rates and changes in temporary differences. Income taxes in 1995, 1996 and 1997 were reduced by $11,000, $8,000 and $27,000, respectively through the utilization of net operating loss carryforwards. Based on the Company's history of taxable income and its projection of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax asset.

     At June 30, 1997, ResMed has net operating loss carryforwards for U.S. federal income tax purposes of approximately $1,861,000 which are available to offset future U.S. federal taxable income, if any, through 2010. These have not been recognized as the entity involved has not generated taxable income to date. The majority of these net operating loss carryforwards relate to deductions for exercise of stock options which will be credited to additional paid in capital when realized.

-F15-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

11.          EMPLOYEE  RETIREMENT  PLANS

     ResMed  contributes  to  a  number  of  employee retirement plans for the
benefit  of  its  employees.    These  plans  are  detailed  as  follows:

     Australia

ResMed contributes to defined contribution pension plans for each employee resident in Australia. All Australian employees after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees, may contribute additional funds to the plans. ResMed contributes to the plans at the rate of 6% - 6.5% of the salaries of all Australian employees. Total Company contributions to the plans for the years ended June 30, 1995, 1996 and 1997 were $157,000, $374,000 and $318,000, respectively.

United  Kingdom

During fiscal 1997 ResMed established a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three month qualifying period, are entitled to benefit on retirement, disability or death.
 Employees may contribute additional funds to the plan. ResMed contributes to the plans at the rate of 3% of the salaries. Total Company contributions to the plan for the year ended June 30, 1997 were $4,000.

Unites  States

The Company sponsors a defined contribution pension plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 3% of employee
salaries.    The  cost  of  this  plan  was  $39,000  in  fiscal  1997.

12.          SIGNIFICANT  CUSTOMERS

     ResMed's customers are located primarily in the United States, Europe and
Australia.    One  customer,  Medical  Gases  of  Australia,  accounted  for approximately, 10%, 7% and 6% of net sales in 1995, 1996 and 1997, respectively, and another customer, Priess, located in Germany, accounted for approximately 15% and 8% of net sales in 1995 and 1996, respectively. The business of Priess was acquired by ResMed on February 7, 1996.

13          DEPENDENCE  ON  KEY  SUPPLIERS

     The Company purchases two key components for its CPAP and VPAP devices from single source suppliers. Management is attempting to qualify additional sources of supply for these components; however, there can be no assurance that a replacement supplier could be located on a timely basis or that available inventories would be adequate to meet the Company's production needs during any prolonged interruption of supply. The Company's supplier for one such component is located in Europe. Operations in Europe are subject to the risks normally associated with foreign operations including, but not limited to, possible changes in export or import restrictions and the modification or introduction of other governmental policies with potentially adverse effects. A reduction or stoppage in supply, or the Company's inability to develop alternate supply sources, if required, would limit its ability to manufacture its CPAP and VPAP devices and therefore could adversely affect its business, financial condition and results of operations.

-F16-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

14.          GEOGRAPHIC  SEGMENT  INFORMATION

     ResMed operates primarily in the respiratory medicine industry. Geographic segments have been classified into three regions; America, Europe and Australia/Rest of World. America includes the U.S., Canada and South America, Australia/Rest of World includes Australia, New Zealand, South Africa and Asia.

     Financial  information  by geographic region for the years ended June 30, 1995, 1996 and 1997, is  summarized  below  (in  thousands):


                                                                          Corporate,
                                                            Australia/    unallocated
                                                             Rest of          and
                                  America       Europe        World      eliminations      Total
                                ------------  -----------  ------------  -------------  -----------
 1995
------------------------------


 Net revenues                   $     12,549        6,757        4,195              -        23,501
 Transfers among areas                     -            -        6,551         (6,551)            -
                                 ___________  ___________  ___________    ___________   ___________
 Total revenues                 $     12,549        6,757       10,746         (6,551)       23,501
                                 ===========  ===========  ===========    ===========   ===========
 Income (loss) from operations  $      1,296        3,803       (2,312)             -         2,787
                                 ===========  ===========  ===========    ===========   ===========
 Identifiable assets            $      3,721          462       11,199         19,631        35,013
                                 ===========  ===========  ===========    ===========   ===========
 1996
------------------------------

 Net revenues                   $     16,830       12,400        5,332              -        34,562
 Transfers among areas                     -            -        4,062         (4,062)            -
                                 ===========  ===========  ===========    ===========   ===========
 Total revenues                 $     16,830       12,400        9,394         (4,062)       34,562
                                 ===========  ===========  ===========    ===========   ===========
 Income (loss) from operations  $      1,504        5,066       (2,771)          (204)        3,595
                                 ===========  ===========  ===========    ===========    ===========
 Identifiable assets            $      5,508        6,671       18,241         11,973        42,393
                                 ===========  ===========  ===========    ===========    ===========
 1997
------------------------------

 Net revenues                   $     21,263       21,500        6,417              -        49,180
 Transfers among areas                     -            -            -              -             -
                                 ===========  ===========  ===========    ===========    ===========
 Total revenues                 $     21,263       21,500        6,417              -        49,180
                                 ===========  ===========  ===========    ===========    ===========
 Income (loss) from operations  $      1,615        9,084         (921)        (1,451)        8,327
                                 ===========  ===========  ===========    ===========    ===========
 Identifiable assets            $      8,703        8,677       22,755          8,798        48,933
                                 ===========  ===========  ===========    ===========    ===========


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

-F17-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

15.          RELATED  PARTY  TRANSACTIONS

     For the years ended June 30, 1995, 1996 and 1997, legal and consulting service fees in the amount of $282,000, $314,000 and $353,000, were paid to certain directors of subsidiaries and director-related entities and shareholders.

     Included in these amounts are payments made to Dr. Colin Sullivan for the year ended June 30, 1995 in which year he was a director of a subsidiary. Dr. Sullivan provides consulting services to the Company pursuant to a consulting agreement that terminates on December 31, 1997 (subject to extension for an additional five year term) for which he receives annual payments based on the net sales (as defined in the Consulting Agreement) of certain of the Company's products, subject to a $90,000 per annum minimum payment. The Company also reimburses Dr. Sullivan for his out-of-pocket expenses in performing such consulting services.

     The Company has also agreed to pay such amounts to Dr. Sullivan for a period of 24 months following the termination of his consulting relationship with the Company in exchange for his agreement not to compete with the Company during this period. Total payments to Dr. Sullivan were, $228,000, $314,000 and $353,000 for the Company's fiscal years ended June 30, 1995, 1996 and 1997, respectively.

16.          COMMITMENTS

     The  Company  leases buildings, motor vehicles and office equipment under
operating  leases.   Rental charges for these items are expensed as incurred.
At  June  30, 1997 the Company had the following future minimum lease payments under  non  cancelable  operating  leases.


                               Operating
                                 leases
 Years                            $000
-----------------------------  ----------


 1998                          $      550
 1999                                 463
 2000                                 168
 2001                                  29
 2002                                  29
 Thereafter                            77
                                _________
 Total minimum lease payments  $    1,315
                                =========


     Rent expense under operating leases for the years ended June 30, 1995, 1996 and 1997 was approximately $162,000, $467,000 and $585,000, respectively.

In August 1997 the Company entered into an agreement to purchase for approximately $3.6 million a 173,000 square ft parcel of land in close proximity to its Australian production facility. It is the Company's intention to develop the site as its Australian Operations center from fiscal 1999 onwards.

-F18-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

17.          BUSINESS  ACQUISITION


     Priess

     On  February  7,  1996 the Company's fully owned German subsidiary ResMed
Priess  GmbH  acquired  the  business and associated assets of Dieter W Priess
Medizintechnik (Priess), its German distributor for $6,350,000 in cash from a 4% stockholder of the Company. Priess is based in Moenchengladbach, Germany and is engaged in the distribution and sale of respiratory products. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Priess have been included in the Company's consolidated financial statements from February 7, 1996. The excess of the purchase price over the fair value of the net identifiable assets acquired of $4,461,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase agreement also provides for additional payments of up to $4,000,000 over four years contingent on future sales revenues of Priess.
On December 5, 1996 in accordance with the acquisition contract the Company paid an additional $1,000,000 to Priess as required on achievement of certain sales targets, further additional payments, if any, will be accounted for as additional goodwill.


                                 $'000
                               ----------


Fair value of assets acquired
    Inventory                  $    1,524
 Property plant and equipment         532
                                _________
                                    2,056
                                _________
Goodwill on acquisition             5,461
                                _________
Cash consideration             $    7,517
                                 ========



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


                                                         Year Ended
                                                          June 30,
                                                       1995       1996


Net sales (in thousands)                            $    29,381  $38,558

Net income (in thousands)                                 3,547    5,476

Net income per common and common equivalent share   $      0.80  $  0.76


-F19-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

17.          BUSINESS  ACQUISITION  (CONTINUED)

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


                               Year Ended
                                June 30,
                                  1996
                                  $000
                               -----------


Fair value of assets acquired
 Inventory                     $       229
 Property plant and equipment            4
                                 _________
                                       233
                                 _________
Goodwill on acquisition                115
                                 _________
Cash consideration             $       348
                                  ========


18.          LEGAL  ACTIONS

     The Company is currently engaged in significant patent litigation relating to the enforcement and defense of certain of its patents. In 1992 the Company's original Australian patent, which was due to expire in 1998 and covered the CPAP method of treating, and the device for treatment of OSA, was challenged by the Australian distributor for Respironics, Inc. and in May
1994, was revoked by an Australian appeals court in reliance on issues specific to Australian patent law. The Company's market share in Australia decreased from 1995 and the Company expects that its market share in Australia will continue to decrease. The Company on May 29, 1997 paid $246,000 as total and final settlement of costs associated with the litigation.

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

-F20-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997

18.          LEGAL  ACTIONS  (CONTINUED)

     In June 1996 the Company initiated a further action in Pennsylvania against Respironics regarding alleged infringement of a fourth patent, granted June 4, 1996, related to the delay timer feature. This action was again consolidated with the ongoing case such that the two remaining actions are to proceed together. On July 1, 1997 the Court granted Respironics a motion for partial summary judgment in which Respironics alleged its accused products do not infringe one of the four patents in suit. Based on legal advice ResMed believes there are grounds to appeal this dismissal and it is ResMed's intention to seek reversal of the ruling by appeal to the United States Court of Appeal for the Federal Circuit.

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

DATED September 25, 1997         ResMed  Inc.

     By:                  /S/  PETER  C  FARRELL
     Peter C. Farrell, President and Chief Executive Officer (Principal Executive Officer)


     By:                /S/  ADRIAN  M  SMITH
     Adrian  M.  Smith,  Chief  Financial  Officer
     (Principal  Financial  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been  signed  below  by the following persons on behalf of the Registrant and in the capacities  and  on  the  dates  indicated.



Signature                   Title                                 Date

/S/ PETER C FARRELL         Chief Executive Officer, President,   September 25, 1997
__________________________  Chairman of the Board (Principal
Peter C. Farrell            Executive Officer)

/S/ CHRISTOPHER G ROBERTS                                         September 25, 1997
__________________________
Christopher G. Roberts      Director

/S/ MICHAEL A QUINN                                               September 25, 1997
__________________________
Michael A. Quinn            Director

/S/ GARY W PACE                                                   September 25, 1997
__________________________
Gary W. Pace                Director

/S/ DONAGH MCCARTHY                                               September 25, 1997
__________________________
Donagh McCarthy             Director

Schedule  II

                            RESMED INC AND SUBSIDIARIES
                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      YEARS ENDED JUNE 30, 1995, 1996 AND 1997
                                   (IN THOUSANDS)


                                  Balance at    Charged to     Other      Balance at
                                 beginning of   costs and   (deductions)    end of
                                    period       expenses    additions      period
                                 -------------  ----------  ------------  ----------


Year ended June 30, 1995
Applied against asset accounts:
Allowance for doubtful accounts  $          35         112           (3)         144
                                       =======     =======      =======      =======

Year ended June 30, 1996
Applied against asset account
Allowance for doubtful accounts            144          31            -          175
                                       =======     =======      =======      =======

Year ended June 30, 1997
Applied against asset account
Allowance for doubtful accounts            175         102            -          277
                                       =======     =======      =======      =======

                                EXHIBIT INDEX


a)          The  following  documents  are  filed  as  part  of  this  report:

1.1          Consolidated  Financial  Statements  and  Schedule.

     The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements" under Item 8 of this report.

3.       Exhibits.  The following exhibits are filed as a part of this report:
3.1          Certificate  of  Incorporation  of  Registrant,  as  amended*
3.2          By-laws  of  Registrant*
4.1          Form  of  certificate  evidencing  shares  of  Common  Stock*
4.2          Rights  agreement  dated  as  of  April  23,  1997**
10.1          1995  Stock  Option  Plan*
10.2 Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended*
10.3 Amended and Restated Consulting Agreement between Colin Sullivan and ResMed Limited dated September 2, 1994*
10.4 Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994*
10.5          Lease  for  82  Waterloo  Road,  Sydney,  Australia*
10.6          Lease  for  5744  Pacific  Center  Boulevard,  San  Diego,  USA*
11.1          Statement  re:  Computation  of  Earning  per  Share
16.1          Letter  regarding  change  in  Certifying  Accountant*
21.1          Subsidiaries  of  the  Registrant
23.1          Consent  and  Report  on  Schedules  of  KPMG  Peat  Marwick LLP
27.1          Financial  Data  Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
**         Incorporated by reference from the registrants.  Report on Form 8-K
(File  No.  0-26038).

b)          Report  on  Form  8-K

     Report filed on April 15, 1997 with respect to the adoptions of a rights agreement granting shareholders right to purchase Series A Junior Participating preference stock.

     Exhibit  11.1

                                  RESMED INC AND SUBSIDIARIES
                            COMPUTATION OF EARNINGS PER COMMON SHARE
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              Year Ended June 30,
                                                            --------------------
                                                    1995               1996            1997
                                            --------------------  --------------  --------------

PRIMARY EARNINGS
Net income                                    $            2,833           4,503           7,465
                                                    ============    ============    ============
Shares
Weighted average number of common
 shares outstanding                                        3,905           7,090           7,189
Additional shares assuming conversion of
 stock options under treasury stock method                   545             109             128
                                                     ___________     ___________     ___________
Weighted average number of common
 shares and common equivalent outstanding
 as adjusted                                               4,450           7,199           7,317
                                                    ============    ============    ============

Primary earnings per common and common
 equivalent share:                             $            0.63   $        0.63   $        1.02
                                                    ============    ============    ============

FULLY DILUTED EARNINGS
Net Income                                     $           2,833           4,503           7,465
                                                    ============    ============    ============
Shares
Weighted average number of common
 shares outstanding                                        3,905           7,090           7,189
Additional shares assuming conversion of
 stock options under treasury stock method                   608             128             196
                                                     ___________     ___________     ___________
Weighted average number of common and
 common equivalent shares outstanding                      4,513           7,218           7,385
 as adjusted
                                                    ============    ============    ============

Fully diluted earnings per common and
 common equivalent share:                      $            0.62   $        0.62   $        1.01
                                                   =============   =============   =============

     Exhibit  21.1
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

             INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

The  Board  of  Directors  and  Stockholders
ResMed  Inc.:

The audits referred to in our report dated August 11, 1997, included the related financial statement schedule as of June 30, 1997 and for each of the years in the three-year period ended June 30, 1997. This financial statement
schedule  is  the  responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statement (No. 333-08013) on Form S-8 of ResMed Inc. of our report dated August 11, 1997, relating to the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997, and the related schedule, which report appears in the June 30, 1997 annual report on Form 10-K of ResMed Inc.




/s/  KPMG  PEAT  MARWICK  LLP
KPMG  Peat  Marwick  LLP
San  Diego,  California
September  23,  1997

     Exhibit  27.1
                                  RESMED INC

This  schedule  contains  summary  financial information extracted from ResMed
Inc's Annual June 30, 1997 financial report and is qualified in its entirety by reference to such financial statements.



Period Type                     12 Months       12 Months
Fiscal-Year-End             June 30, 1997   June 30, 1996
Period-End                  June 30, 1997   June 30, 1996

Exchange-Rate                           1               1
Cash                            9,077,000       5,510,000
Securities                     18,908,000      18,021,000
Receivables                     7,834,000       6,252,000
Allowances                       (277,000)       (175,000)
Inventory                       5,797,000       6,134,000
Current-Assets                 44,391,000      38,226,000
PP&E                            4,916,000       3,284,000
Depreciation                            0               0
Total-Assets                   54,895,000      47,299,000
Current-Liabilities             9,996,000       7,382,000
Bonds                                   0               0
Preferred-Mandatory                     0               0
Preferred                               0               0
Common                             29,000          29,000
Other-Se                       29,656,000      29,407,000
Total-Liability-And-Equity     54,895,000      47,299,000
Sales                          49,180,000      34,562,000
Total-Revenues                 49,180,000      34,562,000
CGS                            20,287,000      16,990,000
Total-Costs                             0               0
Other-Expenses                          0               0
Loss-Provision                          0               0
Interest-Expense                        0               0
Income-Pretax                  11,087,000       6,561,000
Income-Tax                      3,622,000       2,058,000
Income-Continuing               7,465,000       4,503,000
Discontinued                            0               0
Extraordinary                           0               0
Changes                                 0               0
Net-Income                      7,465,000       4,503,000
EPS-Primary                          1.02            0.63
EPS-Diluted                          1.01            0.62