Form 10-Q
period 1997-09-30
RESMED INC
filed 1997-11-13
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                  FORM 10-Q

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No ______

As of September 30, 1997, 7,243,994 shares of Common Stock($0.004 par value) were outstanding.

                         RESMED INC. AND SUBSIDIARIES

                                    INDEX

PART  I    FINANCIAL  INFORMATION



                                                               Page

Item 1  Financial Statements
        Condensed Consolidated Balance Sheets as of September     3
        30, 1997 (unaudited) and June 30, 1997

        Condensed Consolidated Statements of Income               4
        (unaudited) for Three Months Ended September 30, 1997
        and 1996

        Condensed Consolidated Statements of Cash Flows           5
        (unaudited) for the Three Months Ended September 30,
                                                1997 and 1996

        Notes to Condensed Consolidated Financial Statements      6

Item 2  Management's Discussion and Analysis of Financial        11
        Condition and Results of Operations



PART  II  OTHER  INFORMATION



Item 1      Legal Proceedings                                    13

Item 2      Changes in Securities                                13

Item 3      Defaults Upon Senior Securities                      13

Item 4      Submission of Matters to a Vote of Security Holders  13

Item 5      Other Information                                    13

Item 6      Exhibits and Reports on Form 8-K                     13

SIGNATURES                                                       14


                      PART I.     FINANCIAL INFORMATION

Item  1.          Financial  Statements
                                    RESMED INC. AND SUBSIDIARIES
                               Condensed Consolidated Balance Sheets
                             (in US$ thousands, except per share data)


                                                                     September 30,    June 30,
                                                                     ---------------  --------------
                                                                               1997            1997
                                                                     ---------------  --------------
Assets                                                                   (unaudited)
Current assets:
Cash and cash equivalents                                            $       13,422           9,077
Marketable securities - available for sale                                   14,643          18,908
Accounts receivable, net of allowance of $294 at September
30, 1997 and $277 at June 30, 1997                                            8,328           7,834
Government grants                                                               318             391
Inventories (note 3)                                                          6,333           5,797
Deferred income taxes                                                           985             999
Prepaid expenses and other current assets                                     1,470           1,385
                                                                      _____________   _____________
Total current assets                                                         45,499          44,391
                                                                      _____________   _____________
Property, plant and equipment, net of accumulated amortization
of $3,994 at September 30, 1997 and $3,467 at June 30, 1997                   5,547           4,916
Patents, net of accumulated amortization of $336 at September
30,1997 and $325 at June 30, 1997                                               250             253
Deferred income taxes                                                           161             157
Goodwill, net of accumulated amortization of $522 at September
30,1997 and $433 at June 30, 1997                                             4,356           4,553
Other assets                                                                    634             625
                                                                      _____________   _____________
Total assets                                                         $       56,447          54,895
                                                                      =============   =============
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                     $        1,676           2,641
Accrued expenses                                                              3,830           3,537
Income taxes payable                                                          3,718           3,544
Current portion of long-term debt                                               266             274
                                                                      _____________   _____________
Total current liabilities                                                     9,490           9,996
                                                                      _____________   _____________
Long-term debt, less current portion                                            266             274
                                                                      _____________   _____________
Total liabilities                                                             9,756          10,270
                                                                      _____________   _____________
Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares
  authorized; none issued                                                         -               -
Series A Junior Participating preferred stock, $0.01 par value,
  150,000 shares authorized; none issued                                          -               -
Common Stock $0.004 par value; 15,000,000 shares
  authorized; issued and outstanding 7,243,994 at September
  30, 1997 and 7,202,413 at June 30, 1997                                        29              29
Additional paid-in capital                                                   30,099          29,656
Retained earnings                                                            18,725          16,568
Currency translation adjustment                                              (2,162)         (1,628)
                                                                      _____________   _____________
                                                                             46,691          44,625
                                                                      _____________   _____________
Commitments and contingencies (note 4)                                            _               _
                                                                      _____________   _____________
Total liabilities and Stockholders' equity                           $       56,447          54,895
                                                                      =============   =============

See  the  accompanying  notes  to  the  condensed  consolidated  financial  statements.

                         RESMED INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Income (Unaudited)
                  (in US$ thousands, except share and per share data)


                                                            Three Months Ended
                                                              September 30,
                                                           --------------------
                                                           1997               1996
                                                   --------------------  --------------
Net revenues                                       $            13,978          11,141
Cost of sales                                                    5,425           4,850
                                                         _____________   _____________
Gross profit                                                     8,553           6,291
                                                         _____________   _____________

Operating expenses
Selling, general and administrative expenses                     4,650           3,922
Research and development expenses                                1,265             791
                                                         _____________   _____________
Total operating expenses                                         5,915           4,713
                                                         _____________   _____________
Income from operations                                           2,638           1,578
                                                         _____________   _____________

Other income, net:
Interest income, net                                               291             243
Government grants                                                  157              89
Other income, net                                                  208             796
                                                         _____________   _____________
Total other income, net                                            656           1,128
                                                         _____________   _____________

Income before income taxes                                       3,294           2,706
Income taxes                                                    (1,137)           (866)
                                                         _____________   _____________
Net income                                         $             2,157           1,840
                                                         =============   =============

Net income per common and common equivalent share  $              0.29            0.25

Weighted average common and common  equivalent
share, outstanding                                           7,412,034       7,319,935





    See the accompanying notes to the condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES

Condensed  Consolidated  Statements  of  Cash  Flows  (Unaudited)
(in  US$  thousands)


                                                                   Three Months Ended
                                                                     September 30,
                                                                  --------------------

                                                                                 1997            1996
                                                                  --------------------  --------------

Cash flows from operating activities:
Net income                                                        $             2,157           1,840

Adjustment to reconcile net income to net cash provided by
in operating activities:
Depreciation and amortization                                                     904             517
Provision for service warranties                                                   40              16
Deferred income taxes                                                               -               1
Foreign currency option revaluations                                               97            (717)
Changes in operating assets and liabilities:
Accounts receivable, net                                                         (497)           (352)
Government grants                                                                  61             109
Inventories                                                                      (682)              6
Prepaid expenses and other current assets                                        (112)           (741)
Accounts payable, accrued expenses and other liabilities                         (452)          1,104
                                                                        _____________   _____________
Net cash provided by operating activities                                       1,516           1,783
                                                                        _____________   _____________
Cash flows from investing activities:
Purchases of property, plant and equipment                                     (1,532)           (668)
Purchases of patents                                                              (25)            (23)
Purchase of investments                                                          (126)              -
Loans receivable                                                                    -             (75)
Purchases of marketable securities - available for sale                       (11,155)        (11,301)
Proceeds from sale of marketable securities - available for sale               15,420          11,118
                                                                        _____________   _____________
Net cash provided by/(used) in investing activities                             2,582            (949)
                                                                        _____________   _____________
Cash flows from financing activities - proceeds from issuance of
common stock                                                                      443              99
                                                                        _____________   _____________
Effect of exchange rate changes on cash                                          (196)             12
                                                                        _____________   _____________
Net increase in cash and cash equivalents                                       4,345             945
                                                                        _____________   _____________
Cash and cash equivalents at beginning of period                                9,077           5,510
                                                                        _____________   _____________
Cash and cash equivalents at end of period                        $            13,422           6,455
                                                                        =============   =============
Supplemental disclosure of cash flow information:
Income taxes paid                                                                 831             279
Interest paid                                                                      21               -


            See the accompanying notes to the condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(1)          Organization  and  Basis  of  Presentation

     ResMed Inc. (the Company) is a Delaware corporation formed in March 1994 as a holding company for ResCare Holdings Ltd. (RHL), a company resident in Australia. RHL designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's principal manufacturing operations are located in Australia. Other principal distribution and sales sites are located in the United States, the United Kingdom and Europe.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

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

(g)          Government  Grants:

     Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development and export of the Company's proprietary positive airway pressure technology and to June 30, 1997, to assist development of export markets. Grants of $157,000 and $89,000 have been recognized for the three month period ended September 30, 1997 and September 30, 1996, respectively.

(h)          Foreign  Currency:

     The consolidated financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at period end exchange rates, revenue and expense transactions are translated at average exchange  rates  for  the  period.  Cumulative  translation  adjustments  are reflected in stockholders' equity. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

(i)          Research  and  Development:

     All  research  and development costs are expensed in the period incurred.

(j)          Net  Income  per  Common  and  Common  Equivalent  Share:

     Net income per common and common equivalent share is computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to outstanding options to purchase common stock as determined under the treasury stock method.

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

     Premiums to enter certain foreign currency options are included in other assets and are amortized over the period of the agreement in the consolidated statement of income against other income, net. At September 30, 1997 unamortized premiums amounted to $582,000.

     Unrealized gains or losses are recognized as incurred in the statement of financial position as either other assets or other liabilities and are recorded within other income, net on the Company's consolidated statements of income. Unrealized gains and losses on currency derivatives are determined based on dealer quoted prices.

     Foreign currency option contracts have been purchased in part by the issue of put options to counterparts. As a result, should foreign exchange rates drop below a specified level, on a specific date, the Company is required to deliver certain funds to counterparts at contracted foreign exchange rates. As at September 30, 1997 none of the put options issued by the Company are exercisable as foreign exchange rates remain above the foreign exchange rates specified.

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

     At September 30, 1997 the Company held foreign currency option contracts with notional amounts totaling $47,453,000 to hedge foreign currency items. These contracts mature at various dates prior to December 31, 1999.

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

(3)          Inventories

     Inventories were comprised of the following at September 30, 1997 and June 30, 1997:



                  September 30,   June 30,
                            1997       1997
                  --------------  ---------

Raw materials     $        1,880      1,797
Work in progress             420        284
Finished goods             4,033      3,716
                       _________  _________
                  $        6,333      5,797
                       =========  =========


(4)          Commitments  and  contingencies

     The following discussion contains forward-looking statements relating to
the  Company's  legal  proceedings.    Litigation is inherently uncertain and,
accordingly, actual results could differ materially from those expressed in the forward-looking statements.

                         RESMED INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(4)          Commitments  and  contingencies,  Continued

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

In June 1996 the Company initiated a further action in Pennsylvania against Respironics regarding alleged infringement of a fourth patent, granted June 4, 1996, related to the delay timer feature. This action was again consolidated with the ongoing case such that the two remaining actions are to proceed together. On July 1, 1997 the Court granted Respironics a motion for partial summary judgment in which Respironics alleged its accused products do not infringe one of the four patents in suit. On August 8, 1997 the Court over turned Respironics partial summary judgement and undertook to reassess the motion.

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

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

Net  Revenues

Net revenues increased for the three months ended September 30, 1997 to $14.0 million from $11.1 million for the three months ended September 30, 1996, an increase of $2.8 million or 25%. The three month increase in net revenues is primarily attributable to an increase in unit sales of the Company's flow generators and accessories in North America and Europe, partially offset by a reduction in major European exchange rates. Net revenues in North America increased to $7.0 million from $4.4 million for the quarter and in Europe remained at $5.4 million for both the three months ended September 30, 1997 and September 30, 1996, respectively. European sales increased 11% for the quarter in local currency terms compared with the three months ended September 30, 1996.

Gross  Profit

Gross profit increased for the three months ended September 30, 1997 to $8.6 million from $6.3 million for the three months ended September 30, 1996, an increase of $2.3 million or 36%. The increase resulted primarily from increased unit sales, a shift to higher margin products and a decline in the Australian dollar which in relative terms reduces the Company's manufacturing costs. Gross profit as a percentage of net revenues increased for the quarter ended September 30, 1997 to 61% from 56% in three months ended September 30, 1996.

Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 1997 to $4.7 million from $3.9 million for the three months ended September 30, 1996, an increase of $0.7 million or 19%. As a percentage of net revenues, selling, general and administrative expenses decreased to 33% for the quarter ended September 30, 1997 from 35% for the three months ended September 30, 1996. The gross increase in gross selling, general and administrative expenses was due primarily to an increase from 88 to 119 in the number of sales and administrative personnel and other expenses related to the increase in Company sales.

Research  and  Development  Expenses

Research and development expenses increased for the three months ended September 30, 1997 to $1.3 million from $791,000 for the three months ended
September 30, 1996, an increase of $474,000 or 60%. As a percentage of net revenues, research and development expenses for the three months ended September 30, 1997 increased to 9% from 7% for the period ended September 30, 1996. The increase in gross research and development expenses was due to an increase in charges for consulting fees and technical assessments incurred to facilitate product development of a number of new products.

Other  Income,  net

Other income, net decreased for the three months ended September 30, 1997 to $656,000 from $1,128,000 for the three months ended September 30, 1996, a decrease of $472,000 or 42%. This decrease was due primarily to a reduction in net foreign exchange gains which decreased for the three months ended September 30, 1997 to $332,000 from $750,000 for the three months ended
September 30, 1996. Government grants income increased for the three months ended September 30, 1997 to $157,000 from $89,000 for the three months ended September 30, 1996 reflecting the recognition of Australian Federal Government research awards.

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

Income  Taxes

The Company's effective income tax rate for the three months ended September 30, 1997 increased to approximately 35% from approximately 32% for the three months ended September 30, 1996. The increased tax rate primarily relates to amendments to the Australian research and development tax concession for which the Company received a 150% deduction until August 1996. Subsequent to August 20, 1996 the Company receives a 125% deduction for research and development expenditures incurred in Australia.

Liquidity  and  Capital  Resources

As of September 30, 1997 and June 30, 1997, the Company had cash and cash equivalents and marketable securities available for sale of approximately $28 million. The Company's working capital approximated $36 million and $34.4 million, at September 30, 1997 and June 30, 1997, respectively. The increase in working capital balances reflects the increase in cash generated from operations and proceeds from exercise of stock options.

During the three months ended September 30, 1997, the Company's operations generated $1.5 million cash from operations, primarily as a result of increased profit from operations offset partially by increases in inventories and accounts receivable. During the three months ended September 30, 1996 approximately $1.8 million of cash was provided by operations primarily due to increased profit from operations.

The Company's capital expenditures for the three month period ended September 30, 1997 and 1996 aggregated $1.6 million and $691,000 respectively. The majority of the expenditures in the three month period ending September 30, 1997 relates to the construction of the Company's new Australian facility, purchase of computer software and hardware, production tooling and equipment and, to a lesser extent, office furniture and research and development equipment. As a result of these capital expenditures, the Company's September 30, 1997 balance sheet reflects net property plant and equipment of approximately $5.5 million at September 30, 1997, compared to $4.9 million at June 30, 1997.

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

In May 1993, the Australian Federal Government agreed to lend the Company up to $870,000 over a six year term. Such loan bears no interest for the first three years and bears interest at a rate of 3.8% thereafter until maturity. The outstanding principal balance of such loan was $532,000 and $548,000 at September 30, 1997 and June 30, 1997, respectively.

                         RESMED INC. AND SUBSIDIARIES

                        PART II     OTHER INFORMATION

Item  1.          Legal  Proceedings

     Refer  Note  4  to  the  Condensed  Consolidated  Financial  Statements

Item  2.          Changes  in  Securities

     None

Item  3.          Defaults  Upon  Senior  Securities

     None

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.          Other  Information

     None

Item  6.          Exhibits  and  Report  on  Form  8K

     Exhibits.    The  following  exhibits are filed as a part of this report:
11.1          Statement  re:  Computation  of  Earnings  of  Share
27.1          Financial  Data  Schedule

                         RESMED INC. AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ResMed  Inc.






/s/  PETER  C  FARRELL
Peter  C  Farrell
President  and  Chief  Executive  Officer





/s/  ADRIAN  M  SMITH
Adrian  M  Smith
Vice  President  Finance  and  Chief  Financial  Officer

         Exhibit  11.1
        ----------------


                                         RESMED INC AND SUBSIDIARIES
                                   COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                            Three Months Ended September 30   Three Months Ended September 30
                                            --------------------------------  --------------------------------
                                                                        1997                              1996
                                            --------------------------------  --------------------------------
PRIMARY EARNINGS
Net income                                                             2,157                             1,840
                                                                   =========                         =========
Shares
Weighted average number of common
 shares outstanding                                                    7,229                             7,176
Additional shares assuming conversion of
 stock options under treasury stock method                               183                               120
                                                                   _________                         _________
Weighted average number of common
 shares and common equivalent outstanding
 as adjusted                                                           7,412                             7,296
                                                                   =========                         =========

Primary earnings per common and common
 equivalent share:                          $                           0.29  $                           0.25
                                                                   =========                         =========

FULLY DILUTED EARNINGS
Net Income                                                             2,157                             1,840
                                                                   =========                         =========
Shares
Weighted average number of common
 shares outstanding                                                    7,229                             7,176
Additional shares assuming conversion of
 stock options under treasury stock method                               222                               159
                                                                   _________                         _________
Weighted average number of common and
 common equivalent shares outstanding                                  7,451                             7,335
 as adjusted
                                                                   =========                         =========

Fully diluted earnings per common and
 common equivalent share:                   $                           0.29  $                           0.25
                                                                   =========                         =========




                         RESMED INC. AND SUBSIDIARIES
     Exhibit  27.1
     ----------------



                     ARTICLE. 5 FDS FOR 1ST QUARTER 10-Q

This  schedule  contains  summary  financial information extracted from ResMed
Inc's first quarter September 30, 1997 financial report and is qualified in its entirety by reference to such financial statements.

CURRENCY    USD  $  CURRENCY



PERIOD-TYPE                        3-MOS          3-MOS
FISCAL-YEAR-END             JUN-30-1998    JUN-30-1997
PERIOD-END                  SEP-30-1997    SEP-30-1996
EXCHANGE-RATE                          1              1
CASH                          13,422,000      6,455,000
SECURITIES                    14,643,000     18,204,000
RECEIVABLES                    8,328,000      6,681,000
ALLOWANCES                      (294,000)      (175,000)
INVENTORY                      6,333,000      6,148,000
CURRENT-ASSETS                45,499,000     40,055,000
PP&E                           5,547,000      3,570,000
DEPRECIATION                           0              0
TOTAL-ASSETS                  56,447,000     50,181,000
CURRENT-LIABILITIES            9,490,000      8,605,000
BONDS                                  0              0
PREFERRED-MANDATORY                    0              0
PREFERRED                              0              0
COMMON                            29,000         29,000
OTHER-SE                      30,099,000     29,506,000
TOTAL-LIABILITY-AND-EQUITY    56,447,000     50,181,000
SALES                         13,978,000     11,141,000
TOTAL-REVENUES                13,978,000     11,141,000
CGS                            5,425,000      4,850,000
TOTAL-COSTS                            0              0
OTHER-EXPENSES                         0              0
LOSS-PROVISION                         0              0
INTEREST-EXPENSE                       0              0
INCOME-PRETAX                  3,294,000      2,706,000
INCOME-TAX                     1,137,000        866,000
INCOME-CONTINUING              2,157,000      1,840,000
DISCONTINUED                           0              0
EXTRAORDINARY                          0              0
CHANGES                                0              0
NET-INCOME                     2,157,000      1,840,000
EPS-PRIMARY                 $       0.29   $       0.25
EPS-DILUTED                 $       0.29   $       0.25