Form 10-Q
period 1997-12-31
RESMED INC
filed 1998-02-12
CIK 943819

RESMED INC. AND SUBSIDIARIES




                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                  FORM 10-Q

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER 31, 1997

[          ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ___________ TO
_____________

                       Commission file number: 0-26038


                                 ResMed Inc.
            (Exact name of registrant as specified in its charter)


    Delaware                                     98-0152841
(State  or  other  jurisdiction  of          (I.R.S  Employer
incorporation  or  organization)          Identification  No.)



                          10121 Carroll Canyon Road
                          San Diego, CA  92131-1109
                           United States Of America
                   (Address of principal executive offices)

                                 619 689 2400
             (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No ______

As of December 31, 1997, 7,250,120 shares of Common Stock ($0.004 par value) were outstanding.

                                    INDEX


PART I  FINANCIAL INFORMATION

                                                                                          Page

Item 1                         Financial Statements
                               Condensed Consolidated Balance Sheets as of December 31,      3
                               1997 (unaudited) and June 30, 1997

                               Unaudited Condensed Consolidated Statements of Income for     4
                               the Three Months Ended December 31, 1997 and 1996 and the
                               Six Months Ended December 31, 1997 and 1996

                               Unaudited Condensed Consolidated Statements of Cash Flows     5
                               for the Six Months Ended December 31, 1997 and 1996

                               Notes to the unaudited Condensed Consolidated Financial       6
                               Statements

Item 2                         Managements Discussion and Analysis of Financial             11
                               Conditions and Results of Operations




PART II OTHER INFORMATION

Item 1                     Legal Proceedings                                    14

Item 2                     Changes in Securities                                14

Item 3                     Defaults Upon Senior Securities                      14

Item 4                     Submission of Matters to a Vote of Security Holders  14

Item 5                     Other Information                                    14

Item 6                     Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                                      15

                      PART I.     FINANCIAL INFORMATION
Item  1.          Financial  Statements
                         RESMED INC. AND SUBSIDIARIES


Condensed Consolidated Balance Sheets
(in US$thousands, except per share data)

                                                                  December 31,    June 30,
Assets                                                                     1997           1997
----------------------------------------------------------------  --------------  -------------
                                                                     (Unaudited)
Current assets:
Cash and cash equivalents                                         $       7,581          9,077
Marketable securities - available for sale                               13,027         18,908
Accounts receivable, net of allowance of $270 at
 December 31, 1997 and $277 at June 30, 1997                              9,365          7,834
Government grants                                                           469            391
Inventories                                                               7,572          5,797
Deferred income taxes                                                       951            999
Prepaid expenses and other current assets                                 2,016          1,385
                                                                   ____________   ____________
Total current assets                                                     40,981         44,391
                                                                   ____________   ____________

Property, plant and equipment, net of accumulated depreciation
 of $4,225 at December 31, 1997 and $3,467 at June 30, 1997               9,098          4,916
Patents, net of accumulated amortization of $326 at December
 31, 1997 and $325 at June 30, 1997                                         326            253
Deferred income taxes                                                       150            157
Goodwill, net of accumulated amortization of $632 at
 December 31, 1997 and $433 at June 30, 1997                              5,651          4,553
Other assets                                                                838            625
                                                                   ____________   ____________
Total Assets                                                      $      57,044         54,895
                                                                   ============   ============
Liabilities and Stockholders' Equity
----------------------------------------------------------------
Current liabilities:
 Accounts payable                                                 $       2,907          2,641
 Accrued expenses                                                         7,010          3,537
 Income taxes payable                                                     1,403          3,544
 Current portion of long-term debt                                          358            274
                                                                   ____________   ____________
Total current liabilities                                                11,678          9,996
                                                                   ____________   ____________
Long-term debt, less current portion                                          -            274
                                                                   ____________   ____________
Total liabilities                                                        11,678         10,270
                                                                   ____________   ____________
Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares
 authorized; none issued                                                      -              -
Series A Junior Participating preferred stock, $0.01 par value,
 150,000 shares authorized; none issued                                       -              -
Common stock, $0.004 par value, 15,000,000 shares authorized;
 issued and outstanding 7,250,120 at December 31, 1997 and
 7,202,413 at June 30, 1997                                                  29             29
Additional paid-in capital                                               30,187         29,656
Retained earnings                                                        21,017         16,568
Currency translation adjustment                                          (5,867)        (1,628)
                                                                   ____________   ____________
                                                                         45,366         44,625
                                                                   ____________   ____________
Commitments and contingencies                                                 -              -
                                                                   ____________   ____________
Total liabilities and Stockholders' equity                        $      57,044         54,895
                                                                   ============   ============

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                         RESMED INC. AND SUBSIDIARIES


Unaudited Condensed Consolidated Statements of Income
(in US$thousands, except per share data)

                                                                   Three Months Ended             Six Months Ended
                                                                      December 31                   December 31,
                                                                  --------------------            ----------------

                                                                       1997               1996           1997            1996
                                                        --------------------  ----------------  --------------  -------------

Net revenue                                             $            16,146             11,587         30,124          22,728
Cost of sales                                                         5,173              4,715         10,598           9,565
                                                              _____________      _____________  _____________   _____________
Gross profit                                                         10,973              6,872         19,526          13,163
                                                              _____________      _____________  _____________   _____________

Operating expenses
Selling, general and administrative expenses                          5,044              4,134          9,694           8,056
Research and development expenses                                     1,234                891          2,499           1,682
                                                              _____________      _____________  _____________   _____________
Total operating expenses                                              6,278              5,025         12,193           9,738
                                                              _____________      _____________  _____________   _____________
Income from operations                                                4,695              1,847          7,333           3,425
                                                              _____________      _____________  _____________   _____________

Other income (expense), net:
 Interest income, net                                                   263                301            554             544
 Government grants                                                      191                 89            348             178
 Other income (expense), net                                         (1,649)               237         (1,441)          1,033
                                                              _____________      _____________  _____________   _____________
Total other income (expense), net                                    (1,195)               627           (539)          1,755
                                                              _____________      _____________  _____________   _____________

Income before income taxes                                            3,500              2,474          6,794           5,180
Income taxes                                                          1,208                792          2,345           1,658
                                                              _____________      _____________  _____________   _____________
Net income                                                            2,292              1,682          4,449           3,522
                                                              =============      =============  =============   =============


Basic earnings per share                                $              0.32               0.23           0.61            0.49
Diluted earnings per share                              $              0.31               0.23           0.60            0.48


                           See accompanying notes to condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES


Unaudited Condensed Consolidated Statements of Cash Flows
(in US$thousands)
                                                                           Six Months Ended
                                                                              December 31,
                                                                            ------------------

                                                                                1997            1996
                                                                   ------------------  --------------

Cash flows from operating activities:
Net income                                                         $           4,449           3,522
                                                                       _____________   _____________
Adjustment to reconcile net income to net cash provided
 by operating activities:
Depreciation and amortization                                                  1,603           1,076
Provision for service warranties                                                  60              40
Deferred income taxes                                                             55               2
Foreign currency options revaluations                                          1,669            (792)
Changes in operating assets and liabilities:
Accounts receivable, net                                                      (1,629)           (516)
Government grants                                                               (130)             35
Inventories                                                                   (2,149)            330
Prepaid expenses and other current assets                                       (726)           (751)
Accounts payable, accrued expenses and other liabilities                      (1,897)          1,693
                                                                       _____________   _____________
Net cash provided by operating activities                                      1,305           4,639
                                                                       _____________   _____________
Cash flows from investing activities:
Purchases of property, plant and equipment                                    (6,042)         (1,426)
Purchases of patents                                                            (155)            (81)
Purchase of investments                                                         (389)              -
Proceeds from sale of investments                                                  -             738
Loans receivable                                                                   -            (150)
Business acquisition                                                          (1,068)           (991)
Purchases of marketable securities - available for sale                      (18,017)        (25,560)
Proceeds from sale of marketable securities - available for sale              23,478          25,953
                                                                       _____________   _____________
Net cash used in investing activities                                         (2,193)         (1,517)
                                                                       _____________   _____________
Cash flows from financing activities:
Proceeds from issuance of common stock                                           531             122
Repayment of long-term debt                                                     (124)           (146)
                                                                       _____________   _____________
Net cash provided by (used in) financing activities                              407             (24)
                                                                       _____________   _____________
Effect of exchange rate changes on cash                                       (1,015)              4
                                                                       _____________   _____________
Net increase (decrease) in cash and cash equivalents                          (1,496)          3,102
                                                                       _____________   _____________
Cash and cash equivalents at beginning of period                               9,077           5,510
                                                                       _____________   _____________
Cash and cash equivalents at end of period                                     7,581           8,612
                                                                       =============   =============
Supplemental disclosure of cash flow information:
Income taxes paid                                                              4,160           1,107
Interest paid                                                                     35               -

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997 and the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

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

(g)          Government  Grants:

     Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants have been recognized in the amount of $191,000 and $89,000 for the three month period ended December 31, 1997 and 1996, respectively and $348,000 and $178,000 for the six month periods ended December 31, 1997 and 1996, respectively.

(h)          Foreign  Currency:

     The consolidated financial statements of the Company's non-US subsidiaries are translated into US dollars for financial reporting purposes. Assets and liabilities of non-US subsidiaries whose functional currencies are other than the US dollar are translated at period end exchange rates, revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are reflected in stockholders' equity. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

(i)          Research  and  Development:

     All  research  and development costs are expensed in the period incurred.

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)          Summary  of  Significant  Accounting  Policies,  Continued

(j)          Earnings  per  Share:

     During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement
128). As required by Statement 128, all prior period information has been restated to conform to the provisions of Statement 128. The weighted average shares used to calculate basic earnings per share was 7,247,000 and 7,189,000 for the quarters ended December 31, 1997 and 1996, respectively, and 7,238,000 and 7,183,000 for the six month periods ended December 31, 1997 and 1996, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 236,000 and 184,000 for the quarters ended December 31, 1997 and 1996, respectively, and by 219,000 and 129,000 for the six month periods ended December 31, 1997 and 1996, respectively.

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

     Premiums to enter certain foreign currency options are included in other assets and are amortized over the period of the agreement in the consolidated statement of income against other income, net. At December 31, 1997 unamortized premiums amounted to $544,151.

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

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)          Summary  of  Significant  Accounting  Policies,  Continued

(l)          Foreign  Exchange  Risk  Management,  Continued:

     Foreign currency option contracts have been purchased in part by the issue of put options to counterparts. As a result, should foreign exchange rates drop below a specified level, on a specific date, the Company is required to deliver certain funds to counterparts at contracted foreign exchange rates. As at December 31, 1997 put options issued by the Company are recognized at fair value of $1,573,000 and are included in accrued expenses.

     The Company is exposed to credit-related losses in the event of non-performance by counterparts to financial instruments, but it does not expect any counterparts to fail to meet their obligations given their high
credit  ratings.    The  credit  exposure  of  foreign  exchange  options  is
represented by the fair value of options with a positive fair value at the reporting date.

     At December 31, 1997 the Company held foreign currency option contracts with notional amounts totaling $47,452,000 to hedge foreign currency items. These contracts mature at various dates prior to December 31, 1999.

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
 (3)          Inventories


                  Inventories were comprised of the following at December 31, 1997 and June 30, 1997:

                                                              December 31,    June 30,
                                                                    1997        1997
                                                              -----------     ----------
                                                               $   '000        $   '000
                                                               ----------     ----------

Raw materials                                                    $   2,031        1,797
Work in progress                                                       466          284
Finished goods                                                       5,075        3,716
                                                                   _______      _______
                                                                 $   7,572        5,797
                                                                   =======      =======

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)          Commitments  and  contingencies

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

     In June 1996 the Company initiated a further action in Pennsylvania against Respironics regarding alleged infringement of a fourth patent, granted June 4, 1996, related to the delay timer feature. This action was again consolidated with the ongoing case such that the two remaining actions are to proceed together. On July 1, 1997 the Court granted Respironics a motion for partial summary judgment in which Respironics alleged its accused products do not infringe one of the four patents in suit. Subsequently the court undertook a de novo review of the motion and on January 27, 1998 confirmed the initial ruling. It is ResMed's intention to appeal to the Patents Court of Appeal for the Federal Circuit once a final judgment has been rendered.

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

                         RESMED INC. AND SUBSIDIARIES

Item 2. MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OF FINANCIAL  CONDITIONS  AND
                           RESULTS OF OPERATIONS

Net  Revenue

Net revenue increased for the three months ended December 31, 1997 to $16.1 million from $11.6 million for the three months ended December 31, 1996, an increase of $4.6 million or 39%. For the six month period ended December 31, 1997 net revenue increased to $30.1 million from $22.7 million in the six month period ended December 31, 1996, an increase of $7.4 million or 33%. Both the three month and six month increases in net revenue were attributable to an increase in unit sales of the Company's flow generators and accessories primarily in North America. In fiscal 1998 net revenue in North America increased  to  $8.3  million  from  $4.9 million for the quarter, and to $15.2 million from $9.3 million for the six month period ended December 31, respectively. In Europe net revenue increased to $5.5 million from $5.2 million for the quarter, and to $10.9 million from $10.6 million for the six month period ended December 31, respectively.

Gross  Profit

Gross profit increased for the three months ended December 31, 1997 to $11.0 million from $6.9 million for the three months ended December 31, 1996, an increase of $4.1 million or 60%. Gross profit as a percentage of net revenue increased for the quarter ended December 31, 1997 to 68% from 59% for the quarter ended December 31, 1996. These increases resulted primarily from increased unit sales, a shift to higher margin products, and a significant devaluation of the Australian Dollar in which the Company's manufacturing activities are conducted.

For the six month period ended December 31, 1997 gross profit increased to $19.5 million from $13.2 million in the same period of fiscal 1997, an increase of $6.4 million or 48%. Gross profit as a percentage of net revenue increased for the six month period ended December 31, 1997 to 65% from 58% for the six months ended December 31, 1996. These increases also resulted from increased revenues, a swift to higher margin product sales and the devaluation noted above.

Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 1997 to $5.0 million from $4.1 million for the three months ended December 31, 1996, an increase of $0.9 million or 22%. As a percentage of net revenue, selling, general and administrative expenses decreased to 31% for the quarter ended December 31, 1997 from 36% for the quarter ended December 31, 1996. The increase in selling, general and administrative expenses was primarily due to an increase from 91 to 124 in the number of sales and administrative personnel while legal costs associated with ongoing legal action (refer Note 4) marginally declined to $306,000 from $323,000 and other expenses rose in relation to the increase in Company sales.

Selling, general and administrative expenses for the six months ended December 31, 1997 increased to $9.7 million from $8.1 million for the six months ended December 31, 1996, an increase of $1.6 million or 20%. As a percentage of net revenue selling, general and administration expenses declined to 32% for the six months ended December 31, 1997 from 35% in the six months ended December 31, 1996.

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS

Research  and  Development  Expenses

Research  and  development  expenses  increased  for  the  three  months ended
December  31,  1997  to  $1.2 million from $891,000 for the three months ended
December 31, 1996, an increase of $343,000 or 38%. As a percentage of net revenue, research and development expenses remained constant for the three months ended December 31, 1997 and for the period ended December 31, 1996 at 8% of net revenues. The increase in gross research and development expenses was due to an increased use of consultants as well as increased evaluation and testing procedures incurred to facilitate development of a number of new products.

For the six month period ended December 31, 1997 research and development expenses increased to $2.5 million from $1.7 million for the same period in fiscal 1997, an increase of $817,000 or 49%. As a percentage of net revenue, research and development expenses increased for the six months ended December 31, 1997 to 8% from 7% for the six months ended December 31, 1996. The increase in gross research and development expenditure for the six months reflects additional costs relating to development and evaluation of new products.

Other  Income  (Expense),  Net

Other Income (Expense), Net, declined for the three months ended December 31, 1997 to a loss of $1.2 million from a profit of $627,000 for the three months ended December 31, 1996, a decrease of $1.8 million. This decline was due primarily to net foreign exchange losses of $1.6 million arising from the devaluation of foreign currency option contracts associated with the significant decline in the value of the Australian Dollar. Government grants income increased for the three months ended December 31, 1997 to $191,000 from $89,000 for the three months ended December 31, 1996 reflecting the recognition of Australian Federal Government research grants.

Other Income (Expense), Net also declined for the six months ended December 31, 1997 to a loss of $539,000, from a profit of $1.8 million for the six months ended December 31, 1996 a decrease of $2.3 million. The decline in Other Income (Expense), Net over the six month period from the corresponding period in fiscal 1997, primarily reflects losses incurred in foreign currency option contracts relating to the devaluation of the Australian Dollar.

Income  Taxes

The Company's effective income tax rate for the three months ended December 31, 1997 increased to approximately 35% from approximately 32% for the three months ended December 31, 1996 and to 35% from 32% for the six month period then ended. The increased tax rate primarily relates to a relatively higher German effective corporate taxation rate. This effective tax rate increase is partially offset by an increase in Australian research and development expenses incurred in fiscal 1998 over fiscal 1997 for which the Company receives a 125% deduction under Australian tax law.

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS

Liquidity  and  Capital  Resources

As of December 31, 1997 and June 30, 1997, the Company had cash and cash equivalents and marketable securities available for sale of approximately $20.6 million and $28.0 million, respectively. The Company's working capital approximated $29.3 million and $34.4 million, at December 31, 1997 and June 30, 1997, respectively. The decline in working capital balances reflects primarily the purchase of a 173,000ft2 site for construction of a manufacturing and warehouse facility in Sydney, Australia.

During the six months ended December 31, 1997, the Company's operations generated $1.3 million of cash from operations, primarily as a result of increased profit from operations, offset by increases in accounts receivable due to increased sales and inventory and the payment of $4.2 million of income taxes. During the six months ended December 31, 1996 approximately $4.6 million of cash was generated by operations primarily due to increased profit from operations.

The Company's capital expenditures for the six month period ended December 31, 1997 and 1996 aggregated $6.0 million and $1.4 million respectively. The majority of the expenditures in the six month period ending December 31, 1997 related to the construction of a new manufacturing facility along with the purchase of computer hardware and production tooling. As a result of these capital expenditures, the Company's December 31, 1997 balance sheet reflects net property plant and equipment of approximately $9.1 million at December 31, 1997 compared to $4.9 million at June 30, 1997.

In addition, during the six month period ended December 31, 1997 the Company paid $1.1 million in deferred business acquisition payments with regards to the acquisition of Priess in February 1996.

The results of the Company's international operations are affected by changes in exchange rates between currencies. Changes in exchange rates may negatively affect the Company's consolidated net revenue and gross profit margins from international operations. As approximately 2% of the Company's net revenues are generated in South East Asia, the Company is not anticipated to be significantly impacted by the recent Asian economic crisis. The Company does however have a substantial exposure to fluctuations in the Australian Dollar with respect to its manufacturing and research activities. The Company's Australian Dollar exposure is managed through foreign currency option contracts.

In May 1993, the Australian Federal Government agreed to lend the Company up to $870,000 over a six year term. Such a loan bears no interest for the first three years but bears interest at a rate of 3.8% thereafter until maturity. The outstanding principal balance of such loan was $358,000 and $548,000 at December 31, 1997 and June 30, 1997, respectively.

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

     None

Item  3.          Defaults  Upon  Senior  Securities

     None

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

     The Company's Annual Meeting of Shareholders was held on November 10, 1997. The holders of 6,248,502 shares of the Company's stock (approximately 86% of the outstanding shares) were presented at the meeting in person or by proxy. The only matters voted upon at the meeting were (i) the election of two persons to serve as directors for a three year term expiring at the annual meeting of shareholders in 2000, (ii) the approval of 1997 Equity Participation Plan, and (iii) the ratification of the selection of KPMG Peat Marwick LLP as independent public accountants to audit the financial statements of the Company for the fiscal year ending June 30, 1998.

(i) Dr Peter C Farrell and Dr Gary W Pace, the nominees of the Company's Board of Directors, were elected to serve until 2000. There were no other nominees.


                    Shares were voted as follows:

Name                For                            Withholding Vote For
------------------  -----------------------------  --------------------

Dr Peter C Farrell                      6,243,275                 5,227
Dr Gary C Pace                          6,245,275                 3,227


(ii)          Approval  of  the  1997  Equity Participation Plan was ratified:
affirmative  votes,  2,992,867  shares;  negative  votes,  2,066,980  shares.

(iii) the selection of KPMG Peat Marwick LLP as independent public accountants for the 1998 fiscal year was ratified: affirmative votes, 6,232,600 shares; negative votes, 5,700 shares.

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


RESMED INC AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER COMMON SHARE
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Three Months Ended                  Six Months Ended
                                                    -------------------                 -----------------


                                             December 31,         December 31,       December 31,   December 31,
                                             -------------------  -----------------  -------------  -------------
                                                            1997               1996           1997           1996
                                             -------------------  -----------------  -------------  -------------
BASIC EARNINGS
Net income                                   $             2,292              1,682          4,449          3,522
                                                         =======            =======        =======        =======
Shares
Weighted average number of common
 shares outstanding                                        7,247              7,189          7,238          7,183


Basic earnings per share:                    $              0.32  $            0.23  $        0.61  $        0.49
                                                         =======            =======        =======        =======


DILUTED EARNINGS
Net Income                                   $             2,292              1,682          4,449          3,522
                                                         =======            =======        =======        =======
Shares
Weighted average number of common
 shares outstanding                                        7,247              7,189          7,238          7,183
Additional shares assuming conversion of
 stock options under treasury stock method                   236                184            219            129
                                                         _______            _______        _______        _______
Weighted average number of common and
 common equivalent shares outstanding
 as adjusted                                               7,483              7,373          7,457          7,312
                                                         =======            =======        =======        =======

Diluted earnings per share:                  $              0.31  $            0.23  $        0.60  $        0.48
                                                         =======            =======        =======        =======


     Exhibit  27.1

                     ARTICLE. 5 FDS FOR 2ND QUARTER 10-Q

This  schedule  contains  summary  financial information extracted from ResMed
Inc's second quarter December 31, 1997 financial report and is qualified in its entirety by reference to such financial statements.


CURRENCY   USD $CURRENCY

PERIOD-TYPE                        6-MOS         6-MOS
FISCAL-YEAR-END             JUN-30-1998   JUN-30-1997
PERIOD-END                  DEC-31-1997   DEC 31-1996
EXCHANGE-RATE                          1             1
CASH                           7,581,000     8,612,000
SECURITIES                    13,027,000    17,629,000
RECEIVABLES                        9,365     6,895,000
ALLOWANCES                       270,000       175,000
INVENTORY                      7,572,000     5,685,000
CURRENT-ASSETS                40,981,000    41,622,000
PP&E                           9,098,000     3,903,000
DEPRECIATION                           0             0
TOTAL-ASSETS                  57,044,000    52,270,000
CURRENT-LIABILITIES           11,678,000     9,274,000
BONDS                                  0             0
PREFERRED-MANDATORY                    0             0
PREFERRED                              0             0
COMMON                            29,000        29,000
OTHER-SE                      30,187,000    29,530,000
TOTAL-LIABILITY-AND-EQUITY    57,044,000    52,270,000
SALES                         30,124,000    22,728,000
TOTAL-REVENUES                30,124,000    22,728,000
CGS                           10,598,000     9,565,000
TOTAL-COSTS                            0             0
OTHER-EXPENSES                         0             0
LOSS-PROVISION                         0             0
INTEREST-EXPENSE                       0             0
INCOME-PRETAX                  6,794,000     5,180,000
INCOME-TAX                     2,345,000     1,658,000
INCOME-CONTINUING              4,449,000     3,522,000
DISCONTINUED                           0             0
EXTRAORDINARY                          0             0
CHANGES                                0             0
NET-INCOME                     4,449,000     3,522,000
EPS-BASIC                   $       0.61  $       0.49
EPS-DILUTED                 $       0.60  $       0.48