Form 10-Q
period 1998-03-31
RESMED INC
filed 1998-05-15
CIK 943819

RESMED INC. AND SUBSIDIARIES



                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                  FORM 10-Q

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No ______

As of March 31, 1998, there were 7,269,774 shares of Common Stock ($0.004 par value) outstanding.

                         RESMED INC. AND SUBSIDIARIES

                                    INDEX

PART  I    FINANCIAL  INFORMATION



                                                                    Page

Item 1  Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 1998
        (unaudited) and June 30, 1997                                  3

        Unaudited Condensed Consolidated Statements of Income for
        the Three Months Ended March 31, 1998 and 1997 and the
        Nine Months ended March 31, 1998 and 1997                      4

        Unaudited Condensed Consolidated Statements of Cash Flows
        for the Nine Months Ended March 31, 1998 and 1997              5

        Notes to the Unaudited Condensed Consolidated Financial
        Statements                                                     6

Item 2  Managements Discussion and Analysis of Financial Condition
        and Results of Operations                                     11



PART  II  OTHER  INFORMATION



Item 1      Legal Proceedings                                    14

Item 2      Changes in Securities                                14

Item 3      Defaults Upon Senior Securities                      14

Item 4      Submission of Matters to a Vote of Security Holders  14

Item 5      Other Information                                    14

Item 6      Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                       15

                      PART I.     FINANCIAL INFORMATION
Item  1.          Financial  Statements

                                   RESMED INC. AND SUBSIDIARIES

                              Condensed Consolidated Balance Sheets
                            (in US$ thousands, except per share data)



                                                                            March 31,    June 30,
                                                                            -----------  ---------
Assets                                                                            1998       1997
                                                                            -----------  ---------
Current assets:                                                             (unaudited)
 Cash and cash equivalents                                                      11,843      9,077
 Marketable securities - available for sale                                      7,973     18,908
 Accounts receivable, net of allowance of $211 at March 31, 1998
  and $277 at June 30, 1997                                                     11,033      7,834
 Government grants                                                                 390        391
 Inventories                                                                     7,170      5,797
 Deferred income taxes                                                             950        999
 Prepaid expenses and other current assets                                       1,834      1,385
                                                                                ______     ______
Total current assets                                                            41,193     44,391
                                                                                ______     ______
Property, plant and equipment, net of accumulated depreciation
 of $4,953 at March 31, 1998 and $3,467 at June 30, 1997                        10,598      4,916
Patents, net of accumulated amortization of $369 at
 March 31, 1998 and $325 at June 30, 1997                                          399        253
Deferred income taxes                                                              157        157
Goodwill, net of amortization of $749 at March 31, 1998 and
 $433 at June 30, 1997                                                           5,495      4,553
Other assets                                                                       919        625
                                                                                ______     ______
Total assets                                                                    58,761     54,895
                                                                                ======     ======
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                                2,115      2,641
 Accrued expenses                                                                5,610      3,537
 Income taxes payable                                                            1,697      3,544
 Current portion of long-term debt                                                 121        274
                                                                                ______     ______
Total current liabilities                                                        9,543      9,996
                                                                                ______     ______
Long-term debt, less current portion                                               243        274
                                                                                ______     ______
Total liabilities                                                                9,786     10,270
                                                                                ______     ______
Stockholders' equity:
 Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued          -          -
 Series A Junior Participating preferred stock, $0.01 par value,
  150,000 shares authorized; none issued                                             -          -
 Common Stock $0.004 par value; 15,000,000 shares authorized;
  issued and outstanding 7,269,774 at March 31, 1998 and
  7,202,413 at June 30, 1997                                                        29         29
 Additional paid-in capital                                                     30,437     29,656
 Retained earnings                                                              24,162     16,568
 Currency translation adjustment                                                (5,653)    (1,628)
                                                                                ______     ______
                                                                                48,975     44,625
                                                                                ______     ______
Commitments and contingencies                                                        -          -
                                                                                ______     ______
Total liabilities and stockholders' equity                                      58,761     54,895
                                                                                ======     ======

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                         RESMED INC. AND SUBSIDIARIES

                         Unaudited Condensed Consolidated Statements of Income
                               (in US$ thousands, except per share data)


                                                    Three Months Ended      Nine Months Ended
                                                         March 31               March 31,
                                                    -------------------     ------------------

                                                             1998      1997     1998      1997
                                                      -----------  --------  --------  -------

Net revenue                                                17,113    12,468   47,237    35,196
Cost of sales                                               6,098     5,120   16,697    14,685
                                                           ______    ______   ______    ______
Gross profit                                               11,015     7,348   30,540    20,511
                                                           ______    ______   ______    ______

Operating expenses
 Selling, general and administrative expenses               5,300     4,064   14,994    12,120
 Research and development expenses                          1,290     1,065    3,789     2,747
                                                           ______    ______   ______    ______
Total operating expenses                                    6,590     5,129   18,783    14,867
                                                           ______    ______   ______    ______
Income from operations                                      4,425     2,219   11,757     5,644
                                                           ______    ______   ______    ______

Other income (expenses), net:
 Interest income, net                                         201       307      755       851
 Government grants                                            128        41      476       219
 Other income (expenses), net                                  47       266   (1,394)    1,299
                                                           ______    ______   ______    ______
Total other income (expenses), net                            376       614     (163)    2,369
                                                           ______    ______   ______    ______

Income before income taxes                                  4,801     2,833   11,594     8,013
Income taxes                                                1,655       935    4,000     2,593
                                                           ______    ______   ______    ______
Net income                                                  3,146     1,898    7,594     5,420
                                                           ======    ======   ======    ======

Basic earnings per share                                $    0.43   $  0.26  $  1.05   $  0.75
Diluted earnings per share                              $    0.42   $  0.26  $  1.02   $  0.74

                 See accompanying notes to condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES

                  Unaudited Condensed Consolidated Statements of Cash Flows
                                      (in US$ thousands)


                                                                           Nine Months Ended
                                                                               March 31,
                                                                          ------------------


                                                                               1998      1997
                                                                          ----------  --------

Cash flows from operating activities:
Net income                                                                    7,594     5,420
                                                                             ______    ______
Adjustment to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                                 2,831     1,786
Provision for service warranties                                                 80        63
Deferred income taxes                                                             -         2
Foreign currency options revaluations                                         1,669      (935)
Changes in operating assets and liabilities:
 Accounts receivable, net                                                    (3,271)   (1,586)
 Government grants                                                              (41)      139
 Inventories                                                                  (1744)      577
 Prepaid expenses and other current assets                                     (547)   (1,139)
 Accounts payable, accrued expenses and other liabilities                    (3,572)    2,354
                                                                             ______    ______
 Net cash provided by operating activities                                    2,999     6,681
                                                                             ______    ______
Cash flows from investing activities:
 Purchases of property, plant and equipment                                  (8,319)   (2,594)
 Purchases of patents                                                          (261)     (105)
 Purchase of investments                                                       (389)      (44)
 Proceeds from sale of investments                                                -     1,243
 Loans receivable                                                                 -      (225)
 Deferred payments - business acquisitions                                   (1,699)     (991)
 Purchases of marketable securities - available for sale                    (24,879)  (40,794)
 Proceeds from sale of marketable securities - available for sale            35,638    40,148
                                                                             ______    ______
 Net cash from (used in) investing activities                                    91    (3,362)
                                                                             ______    ______
Cash flows from financing activities:
 Proceeds from issuance of common stock                                         781       143
 Repayment of long term debt                                                   (124)     (146)
                                                                             ______    ______
 Net cash from by (used in) financing activities                            657        (3)
                                                                             ______    ______
Effect of exchange rate changes on cash                                        (981)     (191)
                                                                             ______    ______
Net increase in cash and cash equivalents                                     2,766     3,125
                                                                             ______    ______
Cash and cash equivalents at beginning of period                              9,077     5,510
                                                                             ______    ______
Cash and cash equivalents at end of period                                   11,843     8,635
                                                                             ======    ======
Supplemental disclosure of cash flow information:
 Income taxes paid                                                            5,528     1,755
 Interest paid                                                                    -         -

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 and the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

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

(g)          Government  Grants:

     Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants have been recognized in the amount of $128,000 and $41,000 for the three month period ended March 31, 1998 and 1997, respectively and $476,000 and $219,000 for the nine month periods ended March 31, 1998 and 1997, respectively.

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

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)          Summary  of  Significant  Accounting  Policies,  Continued

(j)          Earnings  Per  Share:

     During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement
128). As required by Statement 128, all prior period information has been restated to conform to the provisions of Statement 128. The weighted average shares used to calculate basic earnings per share was 7,258,000 and 7,193,000 for the quarters ended March 31, 1998 and 1997, respectively, and 7,245,000 and 7,186,000 for the nine month periods ended March 31, 1998 and 1997, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 293,000 and 171,000 for the quarters ended March 31, 1998 and 1997, respectively, and by 236,000 and 141,000 for the nine month periods ended March 31, 1998 and 1997, respectively.

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

     Premiums to enter certain foreign currency options are included in other assets and are amortized over the period of the agreement in the consolidated statement of income against other income, net. At March 31, 1998 unamortized premiums amounted to $457,000.

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)          Summary  of  Significant  Accounting  Policies,  Continued

(l)          Foreign  Exchange  Risk  Management:

     Unrealized gains or losses are recognized as incurred in the Consolidated Balance Sheet as either other assets or other liabilities and are recorded within other income, net on the Company's consolidated statements of income. Unrealized gains and losses on currency derivatives are determined based on dealer quoted prices.

     Foreign currency option contracts have been purchased in part by the issue of put options to counterparts. As a result, should foreign exchange rates drop below a specified level, on a specific date, the Company is required to deliver certain funds to counterparts at contracted foreign exchange rates. As at March 31, 1998 no put options issued by the Company were outstanding.

     The Company is exposed to credit-related losses in the event of non-performance by counterparts to financial instruments, but it does not expect any counterparts to fail to meet their obligations given their high
credit  ratings.    The  credit  exposure  of  foreign  exchange  options  is
represented by the fair value of options with a positive fair value at the reporting date.

     At March 31, 1998 the Company held foreign currency option contracts with notional amounts totaling $35,049,000 to hedge foreign currency items. These contracts mature at various dates prior to March 1999.

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

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)          Inventories

     Inventories  were  comprised  of the following at March 31, 1998 and June
30,  1997:



                  March 31,   June 30,
                        1998       1997
                  ----------  ---------
                  $     '000  $    '000

Raw materials     $    2,692  $   1,797
Work in progress         753        284
Finished goods         3,725      3,716
                      ______     ______
                  $    7,170  $   5,797
                      ======     ======


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

     In June 1996, the Company initiated a further action in Pennsylvania against Respironics regarding alleged infringement of a fourth patent, granted June 4, 1996, related to the delay timer feature. This action was again consolidated with the ongoing case such that the two remaining actions are to proceed together. On July 1, 1997 the Court granted Respironics a motion for partial summary judgment in which Respironics alleged its accused products do not infringe one of the four patents in suit. Subsequently, the court undertook a de novo review of the motion and on January 27, 1998 confirmed the initial ruling. It is ResMed's intention to appeal to the Court of Appeal for the Federal Circuit once a final judgment has been rendered.

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

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Net  Revenue

Net revenue increased for the three months ended March 31, 1998 to $17.1 million from $12.5 million for the three months ended March 31, 1997, an increase of $4.6 million or 37%. For the nine month period ended March 31, 1998 net revenue increased to $47.2 million from $35.2 million in the nine month period ended March 31, 1997 an increase of $12.0 million or 34%. Both the three month and nine month increases in net revenue were attributable to an increase in unit sales of the Company's flow generators and accessories in North America and to a lesser extent Europe. In fiscal 1998 net revenue in North America increased to $8.4 million from $5.4 million for the quarter, and to $23.5 million from $14.7 million for the nine month period ended March 31. In Europe net revenue increased to $6.3 million from $5.2 million for the quarter, and to $17.2 million from $15.8 million for the nine month period ended March 31, respectively.

Gross  Profit

Gross profit increased for the three months ended March 31, 1998 to $11.0 million from $7.3 million for the three months ended March 31, 1997, an increase of $3.7 million or 50%. Gross profit as a percentage of net revenue increased for the quarter ended March 31, 1998 to 64% from 59% in three months ended March 31, 1997. These increases resulted primarily from increased unit sales of higher margin products and a devaluation of the Australian dollar in which the Company's manufacturing activities are denominated.

For the nine month period ended March 31, 1998 gross profit also increased to $30.5 million from $20.5 million in the same period of fiscal 1997 an increase of $10.0 million or 49%. Gross profit as a percentage of net revenue increased for the nine month period ended March 31, 1998 to 65% from 58% achieved for the nine months ended March 31, 1997. These increases also resulted from increased unit sales of higher margin products and the devaluation of the Australian dollar.

Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 1998 to $5.3 million from $4.1 million for the three months ended March 31, 1997, an increase of $1.2 million or 30%. This increase was primarily due to an increase from 103 to 136 in the number of sales and administrative personnel. As a percentage of net revenue, selling, general and administrative expenses declined to 31% for the quarter ended March 31, 1998 from 33% for the three months ended March 31, 1997. This decrease was a result of increased efficiencies resulting from higher revenues and a marginal decrease in legal costs associated with ongoing legal action (refer Note 4) marginally declined to $307,000 from $331,000.

Selling, general and administrative expenses for the nine months ended March 31, 1998 also increased to $15.0 million from $12.1 million for the nine months ended March 31, 1997, an increase of $2.9 million or 24%. As a percentage of net revenue, selling, general and administration expenses declined to 32% for the nine months ended March 31, 1998 from 34% in the nine months ended March 31, 1997.

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Research  and  Development  Expenses

Research and development expenses increased for the three months ended March 31, 1998 to $1.3 million from $1.1 for the three months ended March 31, 1997, an increase of $225,000 or 21%. The increase was due to an increased use of consultants as well as increased evaluation and testing procedures incurred to facilitate development of a number of new products. As a percentage of net revenue, research and development expenses for the three months ended March 31, 1998 declined to 8% from 9% for the period ended March 31, 1997.

For  the  nine  month  period  ended  March  31, 1998 research and development expenses increased to $3.8 million from $2.7 million for the corresponding period in fiscal 1997, an increase of $1.1 million or 38%. The increase was due to additional costs relating to development and evaluation of new products. As a percentage of net revenue, research and development expenses remained static for the nine months ended March 31, 1998 at 8 %.

Other  Income  (Expenses),  Net

Other income (expenses), net declined for the three months ended March 31, 1998 to $376,000 from $614,000 for the three months ended March 31, 1997, a decrease of $238,000 or 39%. The decline in other income (expenses), net reflects the net impact of losses associated with the Company's foreign exchange position, costs incurred in relation to the transfer of Australian manufacturing activities offset by receipt of $1,250,000 in relation to the granting of licenses to three of the Company's Patents to Invacare Corporation.

Other income (expenses), net declined for the nine months ended March 31, 1998 to a loss of $163,000, from net income of $2.4 million for the nine months ended March 31, 1997 a decline of $2.5 million. The decline in other income (expense), net over the nine month period for the corresponding period in fiscal 1997, primarily reflects foreign currency losses associated with the marked devaluation of the Australian dollar, partially offset by the receipt of licensing fees from Invacare.

Income  Taxes

The Company's effective income tax rate for the three months ended March 31, 1998 marginally increased to 34.5% of income from 33% for the three months ended March 31, 1997 and to 34.5% from 32.4% for the nine month period then ended. The increase in effective tax rates reflects a decline in Research and Development deductions in Australia and increase profitability in the Company's European operations on which higher tax rates are incurred.

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Liquidity  and  Capital  Resources

As of March 31, 1998 and June 30, 1997, the Company had cash and cash equivalents and marketable securities available for sale of approximately $19.8 million and $28.0 million, respectively. The Company's working capital approximated $31.7 million and $34.4 million, at March 31, 1998 and June 30, 1997, respectively. The decline in working capital balances reflects the construction of a new Australian manufacturing facility partially offset by cash generated from operations.

During the nine months ended March 31, 1998, the Company's operations generated $3.0 million of cash from operations, primarily as a result of increased profit from operations, offset partially by increases in accounts receivable and inventory due to increased sales. During the nine months ended March 31, 1997 approximately $6.7 million of cash was generated by operations.

The Company's capital expenditures for the nine month period ended March 31, 1998 and 1997 aggregated $8.6 million and $2.7 million, respectively. The majority of the expenditures in the nine month period ending March 31, 1998 relate to purchase of land and associated construction costs, with respect to a new Australian manufacturing facility and to a lessor extent purchases of computer software and hardware, production tooling and equipment, office furniture and research and development equipment. As a result of these capital expenditures, the Company's March 31, 1998 balance sheet reflects net property plant and equipment of approximately $10.6 million, compared to $4.9 million at June 30, 1997.

In addition, during the nine month period ended March 31, 1998 the Company paid $1.7 million in business acquisition payments in relation to the acquisition of Priess, the liquid silicone moulding operations of TQR Pty Limited and its Singapore distributor.

The company anticipates to expend approximately $9.0 million in relation to the construction of its new manufacturing facility and computer systems over the next twelve months. These payments are to be funded through cash flows from operations and existing cash resources.

The results of the Company's international operations are affected by changes in exchange rates between currencies. Changes in exchange rates may negatively affect the Company's consolidated net revenue and gross profit margins from international operations. The Company however has a substantial exposure to fluctuations in the Australian dollar with respect to its manufacturing and research activities which is managed through foreign currency option contracts.

In May 1993, the Australian Federal Government agreed to lend the Company up to $870,000 over a six year term. Such a loan bears no interest for the first three years but bears interest at a rate of 3.8% thereafter until maturity. The outstanding principal balance of such loan was $364,000 and $548,000 at March 31, 1998 and June 30, 1997, respectively.

                        PART II     OTHER INFORMATION

Item  1.          Legal  Proceedings

     Refer  Note  4  to  Condensed  Consolidated  Financial  Statements

Item  2.          Changes  in  Securities

     None

Item  3.          Defaults  Upon  Senior  Securities

     None

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.          Other  Information

     None

Item  6.          Exhibits  and  Report  on  Form  8K

Exhibits

The  following  exhibits  are  filed  as  part  of  this  report

     Exhibit  11.1  Statement  re:  Computation  of  Earnings  of  Share
     Exhibit  27.1  Financial  Data  Schedule

Report  on  Form  8-K

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

                                       RESMED INC. AND SUBSIDIARIES
                                 COMPUTATION OF EARNINGS PER COMMON SHARE
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  Three Months Ended                   Nine Months Ended
                                                -------------------                   ------------------

                                            March 31,            March 31,            March 31,   March 31,
                                            ---------------      -------------        ----------  ----------
                                                       1998              1997              1998        1997
                                            ---------------      -------------        ----------  ----------
BASIC EARNINGS
Net income                                            3,146             1,898             7,594       5,420
                                                     ======            ======            ======      ======
Shares
Weighted average number of common
 shares outstanding                                   7,258             7,193             7,245       7,186
                                                     ======            ======            ======      ======

Basic earnings per share:                   $          0.43      $       0.26        $     1.05   $    0.75
                                                     ======            ======            ======      ======


DILUTED EARNINGS
Net Income                                            3,146             1,898             7,594       5,420
                                                     ======            ======            ======      ======
Shares
Weighted average number of common
 shares outstanding                                   7,258             7,193             7,245       7,186
Additional shares assuming conversion of
 stock options under treasury stock method              293               171               236         141
                                                     ______            ______            ______      ______
Weighted average number of common and
 common equivalent shares outstanding
 as adjusted                                          7,551             7,364             7,481       7,327
                                                     ======            ======            ======      ======

Diluted earnings per share:                 $          0.42      $       0.26        $     1.02   $    0.74
                                                     ======            ======            ======      ======


     Exhibit  27.1

                     ARTICLE. 5 FDS FOR 3RD QUARTER 10-Q

This  schedule  contains  summary  financial information extracted from ResMed
Inc's third quarter March 31, 1998 financial report and is qualified in its entirety by reference to such financial statements.

CURRENCY      USD  $  CURRENCY



PERIOD-TYPE                        9-MOS         9-MOS
FISCAL-YEAR-END             JUN-30-1998   JUN-30-1997
PERIOD-END                  MAR-31-1998   MAR-31-1997
EXCHANGE-RATE                          1             1
CASH                          11,843,000     8,635,000
SECURITIES                     7,973,000    18,667,000
RECEIVABLES                   11,033,000     7,794,000
ALLOWANCES                       211,000       188,000
INVENTORY                      7,170,000     5,165,000
CURRENT-ASSETS                41,193,000    43,154,000
PP&E                          10,598,000     4,407,000
DEPRECIATION                          00             0
TOTAL-ASSETS                  58,761,000    53,643,000
CURRENT-LIABILITIES            9,543,000     9,641,000
BONDS                                  0             0
PREFERRED-MANDATORY                    0             0
PREFERRED                              0             0
COMMON                            29,000        29,000
OTHER-SE                      30,437,000    29,551,000
TOTAL-LIABILITY-AND-EQUITY    58,761,000    53,643,000
SALES                         47,237,000    35,196,000
TOTAL-REVENUES                47,237,000    35,196,000
CGS                           16,697,000    14,685,000
TOTAL-COSTS                            0             0
OTHER-EXPENSES                         0             0
LOSS-PROVISION                         0             0
INTEREST-EXPENSE                       0             0
INCOME-PRETAX                 11,594,000     8,013,000
INCOME-TAX                     4,000,000     2,593,000
INCOME-CONTINUING              7,594,000     5,420,000
DISCONTINUED                           0             0
EXTRAORDINARY                          0             0
CHANGES                                0             0
NET-INCOME                     7,594,000     5,420,000
EPS-BASIC                   $       1.05  $       0.75
EPS-DILUTED                 $       1.02  $       0.74