Form 10-K
period 1998-06-30
RESMED INC
filed 1998-09-15
CIK 943819

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C 20549
                              _________________

                                  FORM 10-K
                              _________________

            (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                        COMMISSION FILE NUMBER 0-26038

                                 RESMED INC.
            (Exact name of Registrant as specified in its Charter)

     DELAWARE                                        98-0152841
     (State or other jurisdiction of             (I.R.S.  Employer
     incorporation  or  organization)          Identification  No.)

                          10121 CARROLL CANYON ROAD
                          SAN DIEGO  CA  92131-1109
                           UNITED STATES OF AMERICA
                   (Address of principal executive offices)

                                 619 689 2400
             (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                             TITLE OF EACH CLASS:

                        Common Stock, $.004 Par Value
                      Rights to Purchase Series A Junior
                        Participating Preferred Stock

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

The aggregate market value of the voting stock held by non-affiliates of Registrant as of September 8, 1998, computed by reference to the closing sale price of such stock on the NASDAQ Stock Market, was approximately $289,026,265 (All directors and executive officers of Registrant are considered affiliates.)

At  September  8, 1998, Registrant had 7,326,873 shares of Common
Stock, $.004 par  value,  issued  and  outstanding.

Portions of Registrant's definitive Proxy Statement for its November 6, 1998 meeting of stockholders are incorporated by reference into Part III of this report.

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

     General

ResMed is a leading designer, manufacturer and distributor of medical equipment for treating and diagnosing sleep disordered breathing ("SDB"). SDB includes sleep apnea and related respiratory conditions. The Company currently sells a comprehensive range of diagnostic and treatment devices in over 40 countries through a combination of fully owned subsidiaries and independent distributors.

When ResMed was formed in 1989, its prime purpose was to commercialize a device for treating obstructive sleep apnea (OSA). Developed by Professor Colin Sullivan of the University of Sydney, nasal continuous positive airway pressure (CPAP) was the first successful noninvasive treatment of OSA.

Since 1989, ResMed has broadened its focus to cover sleep disordered breathing in all its manifestations. Operations have expanded rapidly through the introduction of a number of highly innovative product lines. As a consequence, the Company has achieved a compound sales growth rate of 79% over the period. This is well in excess of the market growth rate. ResMed believes its success is due to a continuing focus on sleep disordered breathing and the development of technology for treating its unwanted medical consequences.


     Corporate  History

     ResMed Inc., a Delaware corporation, was formed in March 1994 as the ultimate holding company for its Australian, European and United States operating subsidiaries. On June 1, 1995 the Company completed an initial public offering of common stock and on June 2, 1995 the Company's common stock commenced trading on the NASDAQ Stock Market. Its Australian subsidiary, ResMed Holdings Limited ("RHL"), was originally organized in 1989 by Dr. Peter Farrell to acquire from Baxter Center for Medical Research Pty Limited ("Baxter"), the rights to certain technology relating to nasal Continuous Positive Airway Pressure ("CPAP") treatment as well as Baxter's existing CPAP device business. Baxter had sold CPAP devices in Australia since 1988, having acquired the rights to the technology in 1987 from Dr. Colin Sullivan of the University of Sydney, who invented nasal CPAP for the treatment of OSA. The Company and its subsidiaries, since 1989, have specialized in the design, manufacture and marketing of patented nasal CPAP and variable positive airway pressure ("VPAP(Registered Trademark)") equipment for the diagnosis and treatment of sleep disordered breathing, primarily OSA.

          The Company acquired the distribution businesses of Dieter W Priess Medtechnik, Premium Medical SARL and Innovmedics Pte Ltd, its German, French and Singaporean distributors, on February 7, 1996, June 12, 1996 and November 1, 1997, respectively.

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

     The  upper  airway  has  no  rigid  support  and  is  held open by active contraction of upper airway muscles. Normally, during REM sleep and deeper levels of non-REM sleep, upper airway muscles relax and the airway narrows. Individuals with narrow upper airways or poor muscle tone are prone to upper airway closure during sleep (an "apnea"), resulting in an inability to breathe, or near closure (an "hypopnea") which causes snoring and breathing difficulties. These breathing irregularities result in a lowering of blood oxygen concentration, until the brain reacts to the lack of oxygen or increased carbon dioxide and signals the body to respond. Typically, the individual subconsciously arouses from sleep, causing the throat muscles to contract, thus opening the airway. After a few gasping breaths, blood oxygen levels increase and the individual can resume a deeper sleep until the cycle repeats itself. The cycle of complete or partial upper airway closure with subconscious arousal to lighter levels of sleep can be repeated as many as several hundred times during six to eight hours of sleep. Sufferers of OSA typically experience ten or more such cycles per hour. These awakenings greatly impair the quality of sleep, although the individual is not normally aware of these disruptions.

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

     While OSA has been diagnosed in a broad cross-section of the population, it is predominant among middle-aged men and those who are obese, smoke, consume alcohol in excess or use muscle-relaxing drugs. In addition, patients who are being treated for certain other conditions, including those undergoing dialysis treatment or suffering from diabetes, may be medically predisposed to OSA.

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

     The Company estimates that there are currently more than 1,800 sleep clinics in the United States, a substantial portion of which are affiliated with hospitals. Sleep clinics generally range in size from one to six beds. The number of sleep clinics has expanded significantly from approximately 100 such facilities in 1985. The Company believes that despite the increase in sleep clinics, testing facilities currently remain inadequate to address the large population of undiagnosed OSA sufferers.

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

     Nasal CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the Chairman of the Company's Medical Advisory Board. CPAP systems were commercialized for treatment of OSA in the United States in the mid
1980's.    Today,  use  of  nasal  positive  airway  pressure  is  generally acknowledged as the most effective and least invasive therapy for managing OSA. The Company estimates that during fiscal 1998, CPAP treatment was prescribed for over 100,000 new patients in the United States.

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

     CPAP is not a cure, but a therapy for managing OSA, and therefore, must be used on a nightly basis for life. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. Over the past few years, product innovations to improve patient comfort and compliance have been developed. These include more comfortable mask systems, delay timers which gradually raise air pressure allowing the patient to fall asleep more easily, and bi-level flow generators, including VPAP systems, which provide different air pressures for inhalation and exhalation.

     Business  Strategy

     The Company believes that the SDB market will increase in the future due to a number of factors including the increased awareness of OSA, improved understanding of the role of OSA in cardiac treatment and related disorders and an increase in home based treatment and diagnosis. The Company's strategy for the expansion of its business operations consists of the following key elements.

     Continue Product Development and Innovation. The Company believes that it is a leading innovator in nasal CPAP and bi-level technology for the treatment of sleep disordered breathing including OSA and that continued product development and innovation will be a key factor in its success. Since its founding, the Company has introduced product advancements and improvements designed to increase patient comfort and encourage compliance, such as delay timers, heated humidifiers, and pliable Bubble Masks(Registered Trademark). The Company is currently developing a range of automatic CPAP devices, including further developments of its existing range of AutoSet(Registered Trademark) products, that are designed to continually adjust CPAP pressure to meet individual patients' changing needs and to eliminate the need for manual pressure titration.

     Expand and Deepen Geographic Presence. The Company currently markets its products in over 40 countries through a network of independent distributors, the Company's direct sales force and manufacturers' representatives. The Company actively markets its products to sleep clinics, home health care dealers and managed care organizations. The Company intends to increase its sales and marketing efforts in its current markets, particularly Europe and the United States, as well as to continue expansion into new countries. The Company recently signed a distribution agreement with Invacare Corp., pursuant to which Invacare Corp. has agreed to act as a distributor of certain of the Company's products in the United States.

     Increase Public and Clinical Awareness. The Company intends to promote awareness of the prevalence of, and treatment alternatives for, SDB with three main groups: (1) the population with predisposition to SDB; (2) primary care physicians and other specialists, such as cardiologists, neurologists, pulmonologists and anesthesiologists; and (3) special interest groups, such as sleep disorder support groups. The Company has sponsored international symposia on different clinical effects of SDB, including cardiovascular and cerebrovascular implications of SDB. As well as educating the attending specialist physicians, each conference has been published on a CD-ROM for distribution to interested clinicians.

     Expand into New Markets. The Company is working with physicians to explore new medical applications for nasal CPAP, including the treatment of post-operative surgery patients and pediatric patients, such as premature babies and infants at risk of Sudden Infant Death Syndrome. In 1998, the Company sponsored an international symposium focused on noninvasive positive pressure ventilation for lung disorders. The Company received a 510(k) clearance from the FDA in June 1998 to market the Company's VPAP(Registered
Trademark)  devices  for  ventilatory  assistance.    It  has  recently  been
demonstrated that patients with chronic obstructive pulmonary disease and other lung diseases can benefit from positive pressure ventilation by devices similar to the Company's VPAP(Registered Trademark) devices. In August 1998 the Company received FDA clearance to market a VPAP product for ventilatory assistance in the hospital critical care market. The Company has commenced marketing appropriate devices for there application.

     Products

     Currently, ResMed produces nasal CPAP, VPAP(Registered Trademark) and AutoSet(Registered Trademark) systems for the diagnosis, titration and treatment of SDB. These are flow generator systems which deliver positive airway pressure through a small nasal mask. The flow of air acts like an "air splint" to keep the patient's upper airway open and prevent apneas. These apneas occur when the muscles that normally hold the airway open during sleep, relax too much and close the airway off. AutoSet(Registered Trademark) systems are based on a proprietary technology that can also be used in the diagnosis of OSA.

     ResMed also manufactures air delivery systems that include nasal masks, tubing and headgear to connect the flow generator to the patient. In addition, a growing range of sleep laboratory products and other accessories which improve patient comfort, convenience and compliance are marketed.

     CPAP  and  VPAP(Registered  Trademark)

     Introduced in July 1995, the SULLIVAN(Registered Trademark) V range of flow generators is now the Company's main CPAP flow generator product. Each of the four models in the range is small and compact and comes with different features to suit different patient needs.

     ResMed also manufacturers Variable Positive Airways Pressure (VPAP(Registered Trademark)) units which have two preset pressures: a higher pressure when the patient breathes in and a lower pressure when the patient breathes out. The lower pressure makes treatment more comfortable, particularly for patients who need high pressure levels, or for patients with impaired breathing ability.

     There are primarily three models in the VPAP(Registered Trademark) range: the SULLIVAN(Registered Trademark) VPAP(Registered Trademark) II, the SULLIVAN(Registered Trademark) Comfort and the SULLIVAN(Registered Trademark) VPAP(Registered Trademark) II ST. Released from March 1996, these units have gained a reputation for delivering comfortable treatment. This is due to a unique feature called IPAP max which assists in the triggering between the two pressures. In June 1998, LCD screens were added to all three models for convenience. In the same month ResMed received FDA clearance to market the VPAP(Registered Trademark) II ST-A in the USA for ventilatory assistance.

     CPAP and VPAP(Registered Trademark) units are sold to the end user at prices which vary from approximately $800 to $3,000, depending primarily upon the model, features required and country of sale. Flow generators accounted for approximately 66%, 67% and 68% of the Company's net revenues in fiscal 1998, 1997 and 1996 respectively.

     AutoSet(Registered  Trademark)  systems  for  managing  OSA

     ResMed markets devices incorporating its innovative AutoSet(Registered Trademark) technology for diagnosis, titration and treatment in sleep clinics, hospitals and patients' homes. Released in January 1998, AutoSet(Registered Trademark) Clinical II is the clinical device allowing real-time observation and review by the clinician of respiratory parameters during a sleep study. AutoSet(Registered Trademark) Clinical II can be used to determine the CPAP pressure required by a patient (titration) and assist in the diagnosis of obstructive sleep apnea. Released in July 1998, AutoSet(Registered Trademark) Portable II Plus can be used in sleep clinics, hospitals or patient's homes and has additional features to monitor extra respiratory data.

     ResMed is also developing the patented AutoSet(Registered Trademark) technology for a range of CPAP devices for home use in the treatment of SDB conditions. While conventional CPAP units operate at a fixed CPAP pressure; actual pressure required for effective treatment of OSA can vary depending on factors such as weight change, alcohol consumption, sedative use, stage of sleep and body position. Due for release in late 1998, AutoSet(Registered Trademark) T is designed to continually detect the level of airway resistance and adjust the air pressure to the required level throughout the night. This results in greater patient comfort and reduced pressure related side effects.



     The  following  table  lists  the  Company's  products.



                                                                                                   Date of Commercial
Product                             Features                                                       Introduction; Status
----------------------------------  -------------------------------------------------------------  --------------------------

FLOW GENERATORS:

Pediatric CPAP                      Fixed-pressure, portable device for infants                    September 1994 (Currently
                                    and children                                                   sold solely outside the
                                                                                                   United States)

SULLIVAN(Registered Trademark)      A range of compact portable fixed-pressure                     July 1995
V Series                            devices with various features to facilitate
                                    patient comfort

SULLIVAN(Registered Trademark)      Dual pressure portable device provides                         March 1996
VPAP(Registered Trademark)II        different pressure levels for inhalation and
                                    exhalation, features improved pressure
                                    switching and reduced noise output and
                                    spontaneous breath triggering

SULLIVAN(Registered Trademark)
COMFORT                             Limited featured dual pressure device                          March 1996

SULLIVAN(Registered Trademark)      Dual pressure portable device with                             April 1996
VPAP(Registered Trademark)II ST     spontaneous and spontaneous/timed breath
                                    triggering modes of operation

VPAP(Registered Trademark)II ST A   Version of VPAP(Registered Trademark)II ST equipped            August 1998
                                    with high/ low pressure, power failure alarms.
                                    For noninvasive positive pressure ventilation use

AutoSet(Registered Trademark) T     Micro processor controlled, automatically and                  September 1998
                                    continuously monitors patient breathing.
                                    Adjusts CPAP treatment pressure in response
                                    to patient's needs during the night

MASK SYSTEMS:

Bubble Mask(Registered Trademark)   Includes Bubble Cushion(Registered Trademark), containing      June 1991
                                    a silicone membrane which readily adjusts to
                                    patient's facial contours and ResCap(Registered Trademark)
                                    five point attachment headgear

Modular Mask Frame                  Mask frame with T Bar forehead pads, to                        July 1995
                                    prevent sideways movement of the frame
                                    and provide maximum stability

SULLIVAN(Registered Trademark)      Contains contoured nasal cushion which                         August 1997
Mirage(Trademark)                   readily adjusts to patient's facial contours.
                                    Lightweight, quiet, low profile mask system

ACCESSORIES:

HumidAire(Trademark)                Attaches to CPAP or VPAP(Registered Trademark)  systems.       September 1997
                                    Provides adjustable heated humidification, relieves
                                    drying of nasal passages, increasing patient comfort

DIAGNOSTIC SYSTEMS:

AutoSet(Registered Trademark)       Micro processor controlled, automatically and                  December 1997
Clinical II                         continuously monitors patient breathing.
                                    Attaches to a PC and stores data for subsequent
                                    evaluation.  For use in sleep labs to aid OSA
                                    diagnosis and titration of CPAP pressure.

AutoSet(Registered Trademark)       An improved Portable version of AutoSet(Registered Trademark)  June 1997
Portable II                         Clinical with PC processor functions built in
                                    For home use sleep studies

Innovative  Mask  Systems

     ResMed's mask system consists of a nasal cushion which sits on a mask frame held in place by headgear. The Bubble Mask(Registered Trademark) includes a patented Bubble Cushion(Registered Trademark) which represents a significant advance in patient comfort. Introduced in 1991, the Bubble Cushion(Registered Trademark) is made from a thin, soft silicone membrane. The membrane readily conforms to the patient's facial contours to form a seal and minimize air leakage. When inflated by air pressure from the flow generator, the cushion "floats" on the face. It complies with body movement and eliminates the need for tight headgear to hold the cushion in place.

     Typically, patients replace masks or mask cushions every 12 to 18 months, at a cost of approximately $100-$200 depending upon the model. Bubble Masks(Registered Trademark) are available in a variety of sizes and are sold independently of the Company's flow generators either as replacement products or with other manufacturers' flow generators. The Company also manufactures the Bubble Mask(Registered Trademark) on an OEM basis for Nellcor Puritan-Bennett, one of its competitors.

     In June 1997, ResMed released the Mirage(Trademark) mask system which has taken a large share of the mask market. Smaller and lighter than many other types of mask, the Mirage(Trademark) features a specially contoured cushion that fits a wider range of nose shapes. The standard Mirage(Trademark) size fits most people so that clinicians can fit masks faster. The Mirage(Trademark) also allows inventory costs to be reduced as it eliminates the need to carry a large range of types and sizes of mask. Furthermore, the Mirage(Trademark) mask works very well for both conventional CPAP and bi-level treatment.

     In July 1995, the Company introduced a new Modular Mask frame with a T-bar which sits on the forehead to provide stability and prevent sideways movement of the frame. The mask has a choice of four sizes of forehead arm to ensure optimum positioning of the cushion and reduce leaks. Headgear includes the ResCap(Registered Trademark) II which has five points of attachment to the mask frame to provide an even distribution of pressure and secure fit. A nose and mouth mask is also available for patients who experience significant mouth leaks when using a nasal mask.

     Mask systems, accessories and other products accounted for approximately 34%, 33% and 32% of the Company's net revenues in fiscal 1998, 1997 and 1996, respectively.

     Accessories  and  Other  Products

     In order to enhance patient comfort, convenience and compliance, ResMed markets a variety of other products and accessories. These products include humidifiers, such as the SULLIVAN(Registered Trademark) HumidAire(Trademark), which connect directly with the CPAP and VPAP(Registered Trademark) flow generators to humidify and, if desired, heat the air delivered to the patient. Their use prevents the drying of nasal passages which can cause discomfort. Other optional accessories include carry bags and replacement filters.

     ResMed also manufactures products that are used primarily in sleep clinics and hospitals to monitor key respiratory parameters. These products consist of CPAP devices together, with additional diagnostic tools, to assist clinicians in the diagnosis of OSA and establishment of therapeutic pressures necessary to treat OSA suffers.

     The Universal Control Unit (UCU) was first introduced in October 1995. It was superseded in June 1997 by the UCU2. The UCU2 is a monitoring device used by clinicians to measure and adjust the pressure being delivered by a ResMed CPAP or VPAP(Registered Trademark) II device to a patient undergoing a sleep study. It allows the clinician to conduct this review and adjustment from a remote location within a sleep lab.

     The SULLIVAN(Registered Trademark) Compliance Application (SCAN ), introduced in October 1995, and superseded in June 1997 by SCAN 2.0, comprises the software necessary to download compliance data from flow generators with recording capabilities. Clinicians can use SCAN 2.0 to track how often and how long a patient is undergoing treatment. In connection with a modem, SCAN 2.0 allows compliance data to be downloaded from a flow generator in a patient's home direct to the sleep laboratory.

     Product  Development

     The Company is committed to an ongoing program of product advancement and
development.    Currently,  product  development  efforts  are  focused  on
AutoSet(Registered Trademark) systems, improved CPAP, VPAP and mask systems and manufacturing cost-reduction programs.

     The Company consults with physicians at major sleep centers throughout the world to identify technological trends in the treatment of SDB. Some of these physicians currently serve on the Company's Medical Advisory Board. New product ideas are also identified by the Company's marketing staff, direct sales force, network of distributors, manufacturers' representatives and patients. Typically, new product development is then performed by the Company's internal development staff often in collaboration with Dr. Sullivan and his colleagues at the University of Sydney Medical School, as well as other research groups around the world such as Brown, Edinburgh, Essen and Harvard Medical Schools.

     In the three fiscal years ended June 30, 1998, 1997 and 1996, the Company expended $4,994,000, $3,807,000 and $2,841,000, respectively, on research and development.

     Sales  and  Marketing

     The Company currently markets its products in over 40 countries using a network of distributors, independent manufacturers' representatives and its direct sales force. The Company attempts to tailor its marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies.

     North America. In the United States, the Company's marketing activities are conducted through a field sales organization comprised of 23 regional territory representatives, program development specialists and diagnostic system specialists, plus two regional sales directors and 27 independent manufacturers' representatives organizations. The United States field sales organization markets and sells products to more than 4,500 home health care dealer branch locations throughout the United States.

     The Company also promotes and markets its products directly to sleep clinics. Patients who are diagnosed with OSA and prescribed CPAP treatment are typically referred by the diagnosing sleep clinic to a home health care dealer to fill the prescription. The home health care dealer, in consultation with the referring physician, will assist the patient in selecting the equipment, fit the patient with the appropriate mask and set the flow generator pressure to the prescribed level. In the United States, sales employees and manufacturers' subrepresentatives are managed by the two regional sales managers and the Company's Vice President - US Sales. The Vice President - US Marketing, responsible for marketing in the United States and Canada, is also based in the Company's office in San Diego. The Company's Canadian sales are conducted through a Canadian distributor. Sales in North America accounted for 52%, 43% and 49% of the Company's total net revenues for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

     Europe. The Company markets its products in most major European countries. ResMed has fully owned subsidiaries in the United Kingdom, Germany and France and uses independent distributors to sell its products in other areas of Europe. These distributors have been selected in each country based on their knowledge of respiratory medicine as well as a commitment to SDB therapy. In each country in which the Company has a subsidiary, a local senior manager is responsible for direct national sales. In addition, the Company uses a consultant in Switzerland to assist in sales and marketing efforts for selected European countries.

     The Group's Executive Vice President is responsible for coordination of all European distributors and, in conjunction with local management, the direct sales activity in Europe. Sales in Europe accounted for 35%, 44% and 36% of the Company's total net revenues for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

     Australia/Rest of World. Prior to May 1994, the Company was the exclusive source of nasal CPAP flow generator units in Australia as a result of ResMed Limited's ownership of Dr. Sullivan's original nasal CPAP patent. This patent, which covered the CPAP method of treating OSA and the device for treatment of OSA, was challenged by the Australian distributor for Respironics and, in May 1994, was revoked by an Australian appeals court in reliance on issues specific to Australian patent law. Such revocation permits competitors to market CPAP products in Australia. Consequently, the Company's market share in Australia has decreased from 1995 onwards.

     Marketing in the rest of the world is the responsibility of the Executive Vice President based in Sydney, Australia. Sales in Australia and the rest of the world accounted for 13%, 13% and 15% of the Company's total net revenues for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

     Manufacturing

     The Company's principal manufacturing facilities are located in Sydney, Australia. The Company's manufacturing operations consist primarily of assembly and testing of the Company's flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of the Company's therapeutic and diagnostic sleep disorder products, most are off-the-shelf items available from multiple vendors.

     The Company's quality control group performs tests at various steps in the manufacturing cycle to ensure compliance with the Company's specifications. The Company is currently in the process of constructing a new, approximately 120,000 square feet manufacturing facility in Sydney, Australia, and will shift its primary manufacturing operations to the new facility when construction is completed. Construction of the new facility is expected to be completed by early calendar 1999.

     The Company generally manufactures to its internal sales forecasts and fills orders as received. As a result, the Company generally has no significant backlog of orders for its products. The Company uses management information systems to integrate its manufacturing planning, billing and accounting systems.

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

     In the United States, third-party payors include Medicare, Medicaid and corporate health insurance plans. These payors may deny reimbursement if they determine that a device is not used in accordance with cost-effective treatment methods, or is experimental, unnecessary or inappropriate. Third-party payors are also increasingly challenging prices charged for medical products and services, and certain private insurers have initiated reimbursement systems designed to reduce health care costs. The trend towards managed health care and the concurrent growth of HMOs which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care, may result in lower prices for the Company's products.

     In some foreign markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of the Company's products subject, however, to constraints such as price controls or unit sales limitations. In Australia and in some other foreign markets there is currently limited or no reimbursement for devices that treat OSA.

     Competition

     The markets for the Company's products are highly competitive. The Company believes that the principal competitive factors in all of its markets are product features, reliability and price. Reputation and efficient distribution  are  also  important  factors.

     The Company competes on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than the Company. In the United States, its principal market, Respironics, Inc. ("Respironics"), DeVilbiss, a division of Sunrise Medical Inc., and Nellcor Puritan Bennett, a subsidiary of Mallinckrodt, Inc. are the primary competitors for the Company's CPAP products. The Company's principal European competitors are also Respironics, DeVilbiss and Nellcor Puritan Bennett, as well as regional European manufacturers. The disparity between the Company's resources and those of its competitors is likely to increase as a result of the recent trend towards consolidation in the health care
industry.    In  addition,  the  Company's  products  compete  with  surgical procedures and dental appliances designed to treat OSA and other SDB related respiratory conditions. The development of new or innovative procedures or devices by others could result in the Company's products becoming obsolete or noncompetitive, resulting in a material adverse effect on the Company's business, financial condition and results of operations.

     Any product developed by the Company that gains regulatory clearance will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and regulatory clearance processes and supply commercial quantities of the product to the market are expected to be important competitive factors. In addition, the Company's ability to compete will continue to be dependent on the extent to which the Company is successful in protecting its patents and other intellectual property.

     Patents  and  Proprietary  Rights  and  Related  Litigation

     The Company, through its subsidiary ResMed Limited, owns or has licensed rights to 10 issued United States patents (including 1 design patent) and 13 issued foreign patents. In addition, there are 39 pending United States patent applications (including 5 design patent applications) and 66 pending foreign patent applications. Some of these patents and patent applications relate to significant aspects and features of the Company's products. These include United States patents relating to CPAP devices, a delay timer system, the Bubble Mask(Registered Trademark), and an automated means of varying air pressure based upon a patient's changing needs during nightly use, such as that employed in the Company's AutoSet(Registered Trademark) Device.

     None of the Company's patents are due to expire in the next five years, with the exception of four foreign patents which are due to expire in April 2002. The Company believes that the expiration of these patents will not have any material adverse impact on the Company's competitive position.

     The Company relies on a combination of patents, trade secrets, non-disclosure agreements and proprietary know-how to protect its proprietary technology and rights. ResMed Limited is pursuing an infringement action against one of its competitors and is investigating possible infringement by
others.    See  Item  3-  "Legal  Proceedings."

     Additional litigation may be necessary to attempt to enforce patents issued to the Company, to protect the Company's proprietary rights, or to defend third-party claims of infringement by the Company of the proprietary rights of others. Patent laws regarding the enforceability of patents vary from country to country. Therefore, there can be no assurance that patent issues will be uniformly resolved, or that local laws will provide the Company with consistent rights and benefits.

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

     The FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance or a premarket approval ("PMA") prior to it being introduced into the market. The Company's products currently marketed in the United States are marketed in reliance on 510(k) pre-marketing clearances. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and often clinical data, which in some cases can be extensive, to demonstrate that the device is "substantially equivalent" to a device that was on the market prior to 1976 or to a device that has been found by the FDA to be "substantially equivalent" to such a pre-1976 device. As a result, FDA approval requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high risk devices or those that are used to support or sustain human life, may take several years and requires the submission of extensive performance and clinical information.

     As a medical device manufacturer, the Company is subject to inspection on a routine basis by the FDA for compliance with the FDA's QSR regulations which impose procedural and documentation requirements with respect to design, manufacturing and quality control activities. The Company believes that its design, manufacturing and quality control procedures meet the requirements of the regulations.

     Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. Approval for sale of the Company's medical devices in Europe is through the CE mark process. The Company's products where appropriate, are CE marked to the European Unions Medical Device Directive.

     Employees

     As of June 30, 1998, the Company had 373 employees and 17 full time consultants, of which 172 persons were employed in warehousing and manufacturing, 60 in research and development, 93 in sales, marketing and 65 in administration. Of the Company's employees and consultants, 265 were located in Australia, 62 in the United States, 56 in Europe and 7 in Singapore and Malaysia.

     The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Medical  Advisory  Board

The Company's international Medical Advisory Board ("MAB") consists of physicians and scientists specializing in the field of sleep disordered breathing. MAB members meet as a group twice a year with members of the Company's senior management and members of its research and marketing departments to advise the Company on technology trends in SDB and other developments in sleep disorders medicine. MAB members are also available to consult on an as-needed basis with senior management of the Company. MAB members include:

Colin Sullivan, MD PhD FRACP, age 54 is Chairman of the MAB and the inventor of nasal CPAP for treating obstructive sleep apnea. He is Professor of Medicine and Director of the David Read Laboratory at the Sydney University Medical School as well as a thoracic physician at the Royal Prince Alfred Hospital. In addition, he is a Fellow of the Royal Australian College of Physicians and Director of the National SIDS Council Pediatric Sleep Laboratory at the Children's Hospital, Westmead. Dr Sullivan has continued to contribute to the Company's innovation, product development and clinical testing. He has authored over 100 papers in sleep disorders and related respiratory areas and is on the editorial board of several professional journals. Dr Sullivan's MD and PhD degrees are from the University of Sydney Medical School.

Neil J. Douglas, MD FRCP, age 50 is Professor of Respiratory and Sleep Medicine, University of Edinburgh, an Honorary Consultant Physician, Royal Infirmary of Edinburgh and Director of the Scottish National Sleep Laboratory. He is Dean of the Royal College of Physicians of Edinburgh and Vice Chairman of the UK Royal Colleges Committee of CME Directors and a member of the Working Party on Sleep Apnea of the Royal College of Physicians of London. He is a past Chairman of the British Sleep Society and past Secretary of the British Thoracic Society. He has published over 200 papers on breathing during
sleep.    Dr  Douglas  has  an  MD  from  the  University  of  Edinburgh.

Helmut Teschler, MD, age 45 is Associate Professor and Head of the Sleep Laboratory, Ruhrlandklinik, Department of Pneumology, University of Essen, Germany. He is a Fellow of each of the following Associations: German Pneumology Society, American Thoracic Society, European Respiratory Society and American Sleep Disorders Association. He is an internationally recognized researcher in sleep disorders medicine. Dr Teschler is a graduate in Engineering from the University of Siegen, Germany and obtained his MD from the University of Marburg, Germany.

J. Woodrow Weiss, MD, age 49 is Associate Professor of Medicine at Harvard Medical School, as well as Physician Director, Pulmonary-Medical Intensive Care Unit and Director of the Section of Sleep Disorders Medicine in the Pulmonary and Critical Care Division at Beth Israel Hospital, Boston. Dr Weiss is an internationally recognized researcher in sleep disorders medicine. Dr Weiss was an intern and resident at the University of California, San Francisco and completed research fellowships at both Dartmouth and Harvard Medical Schools. He holds a BA from Harvard and an MD from Case Western
Reserve  School  of  Medicine.

B. Tucker Woodson, MD FACS, age 41 is an otolaryngologist and an Associate Professor of Surgery at the Medical College of Wisconsin. He is a Fellow of the American Academy of Otolaryngology - Head and Neck Surgery and did surgical training with Dr. Fujita, the pioneer of uvulopalatopharyngoplasty to treat obstructive sleep apnea. He has a primary research interest in the surgical management of sleep apnea and evaluation of the upper airway. He is a strong proponent of nasal CPAP and teaches extensively to other surgeons. Dr Woodson did his surgical training in otolaryngology at Detroit's Henry Ford Hospital and holds a BA from Washington University, St Louis and an MD from the University of Missouri, Columbia.

Nicholas Hill, MD, age 48 is Professor of Medicine at Brown University and Director of Critical Care Services at Rhode Island Hospital. He is a Fellow of the American College of Chest Physicians. His main research interests are in the acute and chronic applications of non-invasive positive pressure ventilation for treating lung disease. He completed his internship and residency at Tufts University School of Medicine and Boston Veterans Administration Medical Center. Dr Hill holds a BA from Harvard and an MD from Dartmouth Medical School.

Michael Coppola, MD, age 45 is a leading pulmonary critical care and sleep disorders physician in private practice in Massachusetts. He is an attending physician at Baystate Medical Center and Mercy Hospital in Springfield, MA and a Fellow of the American College of Chest Physicians. He is chairman of the Massachusetts Sleep Breathing Disorders Society and a Board Member of the American Lung Association, Western Massachusetts. He holds a BS from Fordham University, NY, an MD from Georgetown University, Washington D.C. and completed his residency and fellowship in pulmonary medicine at Georgetown University Hospital.

Ex officio: Terence M Davidson, MD, FACS, age 53 is Professor of Surgery in the Division of Otolaryngology - Head and Neck Surgery at the University of California, San Diego, School of Medicine. He is Section Chief of Head and Neck Surgery at the VA San Diego Healthcare System and Associate Dean for Continuing Medical Education at UCSD. He is also Chief of the Sleep Clinic at the Center for Health Care, Rancho Bernardo where he has incorporated sleep apnea diagnosis and treatment into an otolaryngology practice. He completed his residency in surgery at UCLA and residency in otolaryngology at UCSD School of Medicine. Dr Davidson holds a BA from University of California at Riverside and an MD from UCLA.

Members of the Medical Advisory Board, other than Dr. Sullivan, receive an honorarium as well as reimbursement of traveling costs and other out-of-pocket expenses incurred in attending any conferences as may be requested by the Company.

Item  2          Properties

ResMed's principal executive offices, consisting of approximately 22,000 square feet, are located in San Diego, California. The Company leases this property pursuant to an eight year lease which is scheduled to expire in 2005. Primary manufacturing operations are currently at two locations in Sydney, Australia. The leases for both these sites are scheduled to expire in 1999.

A new manufacturing facility is being constructed in Sydney and due for completion in the first quarter of calendar 1999. Approximately 120,000 square feet in size, it will house both existing Australian manufacturing facilities. ResMed believes that once the new manufacturing facility is completed, its facilities will be adequate to serve its operational needs for at least two years.

Sales and warehousing facilities are also leased in Oxford, England, Moenchengladbach, Germany, Lyon, France and Singapore.

Item  3.          Legal  Proceedings

     The following discussion contains forward-looking statements relating to the Company's legal proceedings. Litigation is inherently uncertain and, accordingly, actual results could differ materially from those expressed in the forward-looking statements.

     The Company is currently engaged in significant patent litigation relating to the enforcement and defense of certain of its patents. In 1992, the Company's original Australian patent, which was due to expire in 1998 and covered the CPAP method of treating, and the device for treatment of OSA, was challenged by the Australian distributor for Respironics and in May 1994, was revoked by an Australian appeals court in reliance on issues specific to Australian patent law. The Company on May 29, 1997 paid $246,000 as total and final settlement of costs associated with the litigation.

     In January 1995, the Company filed a complaint for patent infringement in the United States against Respironics. The complaint seeks monetary damages from, and injunctive relief against Respironics resulting from its alleged infringement of three of the Company's patents. In February 1995, Respironics filed a complaint against the Company seeking a declaratory judgment that Respironics does not infringe claims of these patents and that the Company's patents are invalid and unenforceable. The two actions have been combined and are proceeding in the United States District Court for the Western District of Pennsylvania.

In June 1996, the Company initiated a further action in Pennsylvania against Respironics regarding alleged infringement of a fourth patent, granted June 4, 1996, related to the Company's delay timer feature. This action was again consolidated with the ongoing case such that the two remaining actions are proceeding together. On July 1, 1997 the Court granted Respironics a motion for partial summary judgment holding that Respironics' accused products do not infringe one of the four patents in suit. Subsequently, the court undertook a de novo review of the motion and on January 27, 1998 confirmed the initial ruling. It is ResMed's intention to seek reversal of the ruling by appeal to the United States Court of Appeals for the Federal Circuit once a final judgement has been rendered. On June 18, 1998, a Magistrate Judge made a Report and Recommendation that the Court make an order granting Respironics a further motion for partial summary judgement holding that Respironics' accused products do not infringe another of the four patents in suit. That Report and Recommendation is awaiting a decision by the Judge in the proceedings as to whether to make an order granting the motion for partial summary judgement.

     On May 17, 1995, Respironics and its Australian distributor filed a Statement of Claim against ResMed Limited and Dr. Peter Farrell in the Federal Court of Australia. This action relates to ResMed Limited exercising its rights to the Australian original CPAP patent, which was revoked by the Federal Court of Australia in 1994. The Statement of Claim alleges that ResMed Limited engaged in unfair trade practices, including the misuse of the power afforded by its Australian patent and dominant market position in violation of the Australian Trade Practices Act. The Statement of Claim asserts damage claims in the aggregate amount of approximately $1,000,000, constituting lost profit on sales. While the Company intends to defend this action, there can be no assurance that the Company will be successful in defending such action or that the Company will not be required to make significant payments to the claimants. Furthermore, the Company expects to incur ongoing legal costs in defending such action.

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


                   1998           1997

               High    Low     High    Low

Quarter One    $28.00  $23.50  $21.25  $14.50
Quarter Two     31.00   25.25   23.00   16.00
Quarter Three   35.50   28.00   25.00   17.25
Quarter Four    45.56   35.25   24.25   16.50


     As of September 8, 1998, there were approximately 2,416 beneficial holders of the Company's Common Stock The Company does not intend to declare any cash dividends in the foreseeable future.

Item  6          Selected  Financial  Data

     The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended June 30, 1998. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report.




                                                                           Year Ended June 30,
                                                                  --------------------------------------
Consolidated Statement of Income Data:                              1998          1997        1996        1995        1994
                                                               ------------  ----------  ----------  ----------  ----------
                                                                                 (In thousands, except per share data)

Net revenues                                                $          66,519   $   49,180  $   34,562  $   23,501  $   13,857
Cost of sales                                                          23,069       20,287      16,990      11,271       6,213
                                                                    _________    _________   _________   _________   _________
Gross profit                                                           43,450       28,893      17,572      12,230       7,644
                                                                    _________    _________   _________   _________   _________
Selling, general and administrative
 expenses                                                              21,093       16,759      11,136       7,447       4,809
Research and development expenses                                       4,994        3,807       2,841       1,996       1,546
                                                                    _________    _________   _________   _________   _________
Total operating expenses                                               26,087       20,566      13,977       9,443       6,355
                                                                    _________    _________   _________   _________   _________

Income from operations                                                 17,363        8,327       3,595       2,787       1,289
                                                                    _________    _________   _________   _________   _________

Interest income, net                                                    1,011        1,205       1,072         205          98
Government grants                                                         611          316         537         527         440
Other, net                                                             (2,873)       1,239       1,357         262           4
                                                                    _________    _________   _________   _________   _________
Total other income (loss), net                                         (1,251)       2,760       2,966         994         542
                                                                    _________    _________   _________   _________   _________

Income before income taxes                                             16,112       11,087       6,561       3,781       1,831
Income taxes                                                            5,501        3,622       2,058         948         599
                                                                     ________    _________   _________   _________   _________
Net income                                                             10,611        7,465       4,503       2,833       1,232
                                                                     ========    =========   =========   =========   =========

Diluted earnings per share                                  $            1.41         1.02        0.63        0.63        0.34
                                                                     ========    =========   =========   =========   =========

Weighted average common and common
equivalent shares outstanding                                           7,511        7,317       7,199       4,450       3,639

Basic earnings per common share                             $            1.46         1.04        0.64        0.73        0.39
                                                                     ========    =========   =========   =========   =========
Weighted average common shares
outstanding                                                             7,250        7,189       7,090       3,904       3,137

Cash dividends per common share                                             -            -           -           -        0.04




                                                      As  of  June  30,
                                              1998         1997     1996     1995     1994
                                         ---------------  -------  -------  -------  ------
Consolidated Balance Sheet Data:                            (in thousands)


Working capital                          $        32,759  $34,395  $30,844  $27,354  $5,010
Total assets                                      64,618   54,895   47,299   35,313   9,608
Long-term debt, less current maturities                -      274      578      787     386
Total stockholders' equity                        50,773   44,625   38,986   28,867   5,630

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with selected financial data and consolidated financial statements and notes, included herein.

     The Company designs, manufactures and markets equipment for the diagnosis and treatment of sleep disordered breathing conditions, including obstructive sleep apnea. The Company's net revenues are generated from the sale of its various flow generator devices, nasal mask systems, accessories and other products, and, to a lesser extent from royalties. The Company receives other income through interest and certain Australian government grants.

     The Company has invested significant resources in research and development and product enhancement. Since 1989, the Company has developed several innovations to the original CPAP device to increase patient comfort and to improve ease of product use. The Company has recently been developing products for automated treatment, titration and monitoring of OSA, such as
AutoSet(Registered  Trademark).    The  Company's  research  and  development
expenses are subsidized in part by grants and tax incentives from the Australian federal government. The Company has also received grants from the Australian federal government to support marketing efforts to increase Australian export sales, and for incorporation of computer components into its products.

     The Company's income tax rate is governed by the laws of the regions in which the Company's income is recognized. To date, a substantial portion of the Company's income has been subject to income tax in Australia where the statutory rate is 36% effective from July 1, 1995. During fiscal 1998, 1997 and 1996, the Company's effective tax rate has fluctuated from approximately 34% to approximately 31%. These fluctuations have resulted from, and future effective tax rates will depend upon, numerous factors, including the amount of research and development expenditures for which a 125% Australian tax deduction is available, the level of non-deductible expenses, and the use of available net operating loss carryforward deductions and other tax credits or benefits available to the Company under applicable tax laws.

     Fiscal  Year  Ended June 30, 1998 Compared to Fiscal Year Ended  June 30,
1997

     Net Revenues. Net revenues increased in fiscal 1998 to $66.5 million from $49.2 million in fiscal 1997, an increase of $17.3 million or 35%. This increase was primarily attributable to an increase in unit sales of the Company's flow generators and accessories in America where net revenues increased to $34.3 million from $21.3 million and, to a lesser extent, in Europe, where net revenues increased to $23.3 million from $21.5 million. Net revenues also improved due to a shift to higher-priced bi-level based products such as SULLIVAN(Registered Trademark) VPAP(Registered Trademark)II ST and improved patient mask systems.

     Gross Profit. Gross profit increased in fiscal 1998 to $43.5 million from $28.9 million in 1997, an increase of $14.6 million or 50%. The increase resulted primarily from increased unit sales during fiscal 1998. Gross profit as a percentage of net revenues increased in fiscal 1998 to 65.3% from 58.7%
in  1997.    The  increase  was  primarily  due  to  improved  manufacturing efficiencies, increased sales of higher margin diagnostic and bi-level units and a 21% devaluation in the Australian dollar, in which the Company's manufacturing activities are denominated.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased in 1998 to $21.1 million from $16.8 million for 1997, an increase of $4.3 million or 26%. As a percentage of net revenues, selling, general and administrative expenses decreased in fiscal 1998 to 31.7% from 34.1% for fiscal 1997. The gross increase in expenses was due primarily to an increase to 158 from 113 in the number of sales and administrative personnel and other expenses related to the increase in the Company's sales. In addition, the Company incurred substantial legal fees with respect to its ongoing patent action of $1,189,000 and $924,000 in 1998 and 1997, respectively.

     Research and Development Expenses. Research and development expenses increased in fiscal 1998 to $5.0 million from $3.8 million in fiscal 1997, an increase of $1.2 million or 31%. As a percentage of net revenues, research and development expenses in fiscal 1998 marginally declined to 7.5% from 7.7% in fiscal 1997. The dollar increase in research and development expenses was due primarily to an increase in research and development equipment and external consultancy fees.

     Other Income (loss). Other income decreased in fiscal 1998 to a loss of $1.3 million from a gain of $2.8 million for fiscal 1997, a decrease of $4.1 million. This decrease was due primarily to losses incurred in the Company's foreign currency hedging structures as a consequence of the 21% devaluation in the Australian dollar over fiscal 1998. Foreign currency losses for fiscal 1998 were $4.0 million compared to net foreign currency gains of $1.6 million in 1997.

     Income Taxes. The Company's effective income tax rate for fiscal 1998 increased to approximately 34.1% from approximately 32.7% for fiscal 1997. This increase was primarily due to the high relative taxes incurred in Germany. These higher tax rates were partially offset by additional research and development expenses in Australia for which the Company received a 125% deduction for tax purposes.

     Fiscal  Year  Ended  June 30, 1997 Compared to Fiscal Year Ended June 30,
1996

     Net Revenues. Net revenues increased in fiscal 1997 to $49.2 million from $34.6 million in fiscal 1996, an increase of $14.6 million or 42.3%. This increase was primarily attributable to an increase in unit sales of the Company's flow generators and accessories in Europe where net revenues increased to $21.5 million from $12.4 million and, to a lesser extent, in North America, where net revenues increased to $21.3 million from $16.8 million. In addition, net revenues improved due to a continuing market shift to higher-priced bi-level based products such as SULLIVAN(Registered
Trademark) VPAP(Registered Trademark)II ST. This favorable effect was partially offset by decreases in the selling prices of the Company's CPAP products in the United States.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased in 1997 to $16.8 million from $11.1 million for 1996, an increase of $5.7 million or 50.5%. As a percentage of net revenues, selling, general and administrative expenses increased in fiscal 1997 to 34.1% from 32.2% for fiscal 1996. The increase in expenses was due primarily to an increase to 113 from 87 in the number of sales and administrative personnel and to a limited extent additional selling expenses arising from the acquisition of the Company's German distributor in February 1996, and other expenses related to the increase in the Company's sales. In addition the Company incurred substantial legal fees with respect to its ongoing patent action of $924,000 and $773,000 in 1997 and 1996, respectively.

     Research and Development Expenses. Research and development expenses increased in fiscal 1997 to $3.8 million from $2.8 million in fiscal 1996, an increase of approximately $1.0 million or 34.0%. As a percentage of net revenues, research and development expenses in fiscal 1997 decreased to 7.7% from 8.2% in fiscal 1996. The dollar increase in research and development expenses was due primarily to an increase in research and development equipment and external consultancy fees.

     Other Income. Other income decreased in fiscal 1997 to $2.8 million from $3 million for fiscal 1996, a decrease of $200,000 or 6.9%. This decrease was due primarily to the write down of certain investments held by the Company. These write downs were partially offset by foreign currency gains which increased to $1.6 million from $961,000 in 1997 and 1996, respectively, as a result of both marking foreign currency options to market and cash deliveries over the year.

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

     Recent  Accounting  Developments

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", both effective for years beginning after December 15, 1997. SFAS 130 will require companies to report comprehensive income and SFAS 131 will require companies to report segment performance as it is used internally. These statements impose additional disclosure requirements.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued by the Financial Accounting Standards Board in June 1998 and is effective for the Company's quarter ending September 30, 1999. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (ie, gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     The company has not determined the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

     Year  2000

     The Company conducted a strategic review of its information systems in fiscal 1997 with a view to upgrading operations to facilitate the growth in business activity. As a consequence of these review procedures a decision was made to replace existing internal systems with the Oracle Applications
Enterprise  package.    The  decision  to  replace  the  Company's  existing
information systems was driven by operational requirements although as a consequence all information systems are expected to be fully Year 2000 compliant. While management expects the costs associated with Year 2000 compliance to be approximately $100,000, the cost of implementing the Oracle Application Enterprise package is estimated to be $2,000,000.

     In addition, the Company has commenced a review of its product lines to identify any products or systems with embedded technology which may not be Year 2000 compliant. To date, this review has not revealed any significant
Year  2000  exposure  with  regards  to  the  Company's  products.

     The Company is also conducting a review of the Year 2000 compliance of its vendors and customers and any Year 2000 associated issues with respect to any customer or supplier interface systems. In addition, the Company is currently analyzing all other computer related systems and equipment to ensure Year 2000 compliance. This review is expected to be completed during fiscal 1999 as part of the construction of the Company's new Australian manufacturing facility.

     Beyond the above review procedures, the Company is in the process of, and has developed, a number of Year 2000 contingency plans should a Year 2000 compliance issue arise. However, there can be no assurance that customers, suppliers and service providers on which the Company relies will resolve their Year 2000 issues accurately, thoroughly and on schedule. Failure to complete the Year 2000 project by Year 2000 could have a material adverse effect on future operating results or financial condition.

     Liquidity  and  Capital  Resources

     As  of  June  30,  1998  and June 30, 1997, the Company had cash and cash equivalents and marketable securities available for sale of approximately $20.7 million and $28.0 million, respectively. The Company's working capital approximated $32.8 million and $34.4 million, respectively, at June 30, 1998 and 1997. The decline in working capital balances primarily reflects funds used for construction of the Company's new manufacturing facility. Beyond this expenditure, working capital balances increased due to increases in trade receivables and inventories partially offset by increases in accrued expenses and income taxes payable.

     The Company has financed its operations and capital expenditures through cash generated from operations and, to a much lesser extent, through sales of common stock. During the fiscal years ended June 30, 1998 and 1997, the Company's operations generated cash of approximately $6.8 million and $9.5 million, respectively, primarily as a result of continued increases in net revenues, offset in part by increases in accounts receivable, inventory and prepayments. Given $4.3 million expended on the new production facility, cash and cash equivalents and marketable securities available for sale declined to $20.7 million at June 30, 1998 from $28.0 million at June 30, 1997, a decline of $7.2 million. During fiscal 1998 and 1997, approximately $1.0 million and $249,000 of cash was received upon exercise of common stock options.

     The Company's investing activities (excluding the purchases and sales of marketable securities) for the fiscal years ended June 30, 1998 and 1997 aggregated $12.8 million and $4.5 million, respectively. The majority of the 1998 activities were for the construction of the new production facility and the purchase of production tooling and equipment. To a lesser extent the Company also purchased office furniture, computers and research and development equipment. As a result the Company's June 30, 1998 balance sheet reflects an increase in net property plant and equipment to approximately $11.1 million at June 30, 1998, from $4.9 million at June 30, 1997, an increase of approximately $6.2 million.

     The results of the Company's international operations are affected by changes in exchange rates between currencies. Changes in exchange rates may negatively affect the Company's consolidated net revenue and gross profit margins from international operations. As less than 2% of the Company's net revenues are generated in South East Asia, the Company does not anticipate being significantly impacted by the continuing Asian economic crisis, except to the extent the crisis affects the Company's other markets. The Company has a substantial exposure to fluctuations in the Australian dollar with respect to its manufacturing and research activities which is managed through foreign currency option contracts.

     In August 1997, the Company commenced construction of its new Australian production facility. This development is anticipated to be completed by early calendar 1999 and is expected to be financed through either Company cash reserves or by a sale and leaseback transaction. The Company anticipates spending approximately $9.0 million for the construction of its new manufacturing facility and computer systems over the next twelve months. These payments are to be funded through cash flows from operations and existing cash resources.

     In May 1993, the Australian Federal Government agreed to lend the Company up to $870,000 over a six year term. Such loan bears no interest for the first three years and will bear interest at a rate of 3.8% thereafter until maturity. The outstanding principal balance of such loan was $227,000 and $548,000 at June 30, 1998 and 1997, respectively.

     The Company expects to satisfy all of its short-term liquidity requirements through a combination of cash on hand and cash generated from operations.

     Foreign  Currency  Market  Risk

     The Company's functional currency is the US dollar although the Company transacts business in various foreign currencies including a number of major European currencies as well as the Australian dollar. The Company has significant foreign currency exposure through both its Australian manufacturing activities and international sales operations.

     The Company has established a foreign currency hedging program using foreign currency forward exchange contracts and purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and
manufacturing  expenditure.    The  goal  of  this  hedging  program  is  to
economically guarantee or lock in the exchange rates on the Company's foreign currency exposures denominated in the Deutschmark and Australian dollar.
Under this program, increases or decreases in the Company's foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

     Based on recent volatility in the Far East foreign currency markets, the Company has temporarily suspended purchasing of foreign currency forward exchange contracts for its United States dollar, Australian dollar exposure. The Company does not use foreign currency forward exchange contracts or purchased currency options for trading purposes

     The  table  below  provides  information  about  the Company's foreign currency derivative financial instruments,  by  functional  currency and presents such information in US dollar equivalents.  The table summarizes  information  on  instruments and transactions that are sensitive to foreign currency exchange rates,  including  foreign currency forward exchange agreements and foreign currency call options held at
June  30, 1998.  For both foreign currency forward exchange agreements and foreign currency call options, the  table  presents  the  notional amounts and weighted average exchange rates by expected (contractual)
maturity  dates.    These notional amounts generally are used to calculate payments to be exchanged under the  contract  or  options.


                                                                                          Fair Value
                                            1999             2000         Total         Assets/(Liabilities)
                                    --------------------     ----    -------------------  --------------------
                                       (In thousands)

Foreign Currency Derivatives

Forward Exchange Agreements
(Receive AUS$/Pay US$)
Contract amount                     $      9,171               -     $     9,171                    ($1,651)
Average contractual exchange rate   AUS $1 = USD 0.755               AUS $1 = USD 0.755

(Receive AUS$/Pay DM)
Contract amount                     $      1,491               -     $     1,491                       ($46)
Average contractual exchange rate   AUS $1 = DM 1.17                 AUS $1 = DM 1.17




                                                                                                         Fair Value
                                            1999                 2000                 Total         Assets/(Liabilities)
                                    --------------------  -------------------  -------------------  ---------------------
                                       (In thousands)

Foreign Exchange Call Options
(Receive AUS$/Pay US$)
Option amount                       $       24,333         $      36,000          $      60,333          $          753
Average contractual exchange rate   AUS $1 = USD 0.675     AUS $1 = USD 0.677     AUS $1 = USD 0.676


(Receive AUS$/Pay DM)
Option amount                       $        2,350                    -           $       2,350          $           22
Average contractual exchange rate   AUS $1 = DM 1.222                             AUS $1 = DM 1.222


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

     The Company's success is dependent upon the ability of the Company's customers to obtain adequate reimbursement from third-party payors for purchasing the Company's products. Third-party payors may deny reimbursement if they determine that the prescribed device has not received appropriate United States Food and Drug Administration ("FDA") or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Third-party payors are increasingly challenging the prices charged for medical products and services. The cost containment measures that health care providers are instituting could have an adverse effect on the Company's ability to sell its products and may have a material adverse effect on the Company's business, financial condition and results of operations. In some markets, such as Spain, France and Germany, government reimbursement is currently available for purchase of rental of the Company's products, subject to constraints such as price controls or unit sales limitations. In Australia and some other foreign markets there is currently limited or no reimbursement for devices that treat sleep disordered breathing related respiratory conditions.

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

Item  8          Consolidated  Financial  Statements  and Supplementary Data

a)          Index  to  Consolidated  Financial  Statements



                                                                                          Page

 Independent Auditors' Report                                                             F1
 Consolidated Balance Sheets as of June 30, 1997 and 1998                                 F2
 Consolidated Statements of Income for the three years ended June 30, 1998                F3
 Consolidated Statements of Stockholders' Equity for the three years ended June 30, 1998  F4
 Consolidated Statements of Cash Flows for the three years ended June 30, 1998            F5
 Notes to Consolidated Financial Statements                                               F6
 Schedule II - Valuation and Qualifying Accounts and Reserves                             28


b)          Supplementary  Data

     Quarterly  Financial  Information  (unaudited)

     The  quarterly  results  for  the  years  ended  June  30,  1998  and 1997 are summarized below:


                                                            1998
                                                       --------------

                            First Quarter   Second Quarter   Third Quarter   Fourth Quarter   Fiscal Year
                            --------------  ---------------  --------------  ---------------  ----------

Net revenue                 $       13,978  $        16,146  $       17,113  $        19,282  $  66,519
Gross profit                         8,553           10,973          11,015           12,909     43,450
Net income                           2,158            2,293           3,146            3,014     10,611

Basic earnings per share    $         0.30             0.32            0.43             0.42       1.46
Diluted earnings per share  $         0.29             0.31            0.42             0.40       1.41




                                                            1997
                                                       --------------

                            First Quarter   Second Quarter   Third Quarter   Fourth Quarter   Fiscal Year
                            --------------  ---------------  --------------  ---------------   -----------

Net revenue                 $       11,141  $        11,587  $       12,468  $        13,984  $  49,180
Gross profit                         6,291            6,872           7,348            8,382     28,893
Net income                           1,840            1,682           1,898            2,045      7,465

Basic earning per share     $         0.26             0.23            0.26             0.28       1.04
Diluted earnings per share  $         0.25             0.23            0.26             0.28       1.02

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


Item 9 Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

     None




                                   PART III

Item  10          Directors  and  Executive  Officers  of  the  Registrant

     Incorporated by reference to Registrant's definitive Proxy Statement for its November 6, 1998 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from June 30, 1998.

Item  11          Executive  Compensation

     Incorporated by reference to Registrant's definitive Proxy Statement for its November 6, 1998 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from June 30, 1998.

Item  12      Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to Registrant's definitive Proxy Statement for its November 6, 1998 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from June 30, 1998.

Item  13          Certain  Relationships  and  Related  Transactions

     Dr. Colin Sullivan, a member of the Company's Medical Advisory Board, provides consulting services to the Company pursuant to a Consulting Agreement that terminates on December 31, 2000 (subject to extension for an additional five-year term) for which he receives annual payments of $186,000 per annum. The company also reimburses Dr. Sullivan for his out-of-pocket expenses in performing such consulting services. The Company has also agreed to pay $130,000 to Dr. Sullivan for a period of 24 months following the termination of his consulting relationship with the Company. Total payments to Dr. Sullivan were $278,000, $353,000 and $314,000 for the Company's fiscal years ended June 30, 1998, 1997 and 1996, respectively.

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

3.       Exhibits.  The following exhibits are filed as a part of this report:

3.1          Certificate  of  Incorporation  of  Registrant,  as  amended*
3.2          By-laws  of  Registrant*
4.1          Form  of  certificate  evidencing  shares  of  Common  Stock*
4.2          Rights  agreement  dated  as  of  April  23,  1997**
10.1         1995  Stock  Option  Plan*
10.2         1997  Equity  Participation  Plan***
10.3 Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended*
10.4 Consulting Agreement between Colin Sullivan and ResMed Limited effective from 1 January 1998
10.5 Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994*
10.6        Lease  for  82  Waterloo  Road,  Sydney,  Australia*
10.7        Lease  for  10121 Carroll Canyon Road, San Diego 92131-1109, USA
11.1        Statement  re:  Computation  of  Earning  per  Share
16.1        Letter  regarding  change  in  Certifying  Accountant*
21.1        Subsidiaries  of  the  Registrant
23.1        Consent  and  Report  on  Schedule  of  KPMG  Peat  Marwick  LLP
27.1        Financial  Data  Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
**     Incorporated by reference from the Registrant's Report on Form 8-K
(File  No.  0-26038).
***    Incorporated by reference from the Registrant's 1997 Proxy Statement
(File  No.  0-26038).

b)          Report  on  Form  8-K

     None

                         INDEPENDENT AUDITORS' REPORT

The  Board  of  Directors  and  Stockholders
ResMed  Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1998, in conformity with generally accepted accounting principles.




/s/  KPMG  PEAT  MARWICK  LLP
KPMG  Peat  Marwick  LLP
San  Diego,  California
August  14,  1998

-F1

                                  RESMED INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                       June 30,        June 30,
                                                                           1998           1997
                                                                  --------------  -------------
Assets
----------------------------------------------------------------

Current assets:

Cash and cash equivalents                                         $      15,526          9,077
Marketable securities available for sale (note 3)                         5,220         18,908
Accounts receivable, net of allowance for doubtful accounts
   of $248 and $277 at June 30, 1998 and 1997, respectively              12,789          7,834
Government grants receivable                                                384            391
Inventories, net (note 4)                                                 7,647          5,797
Deferred income taxes (note 10)                                           2,518            999
Prepaid expenses and other current assets                                 2,520          1,385
                                                                   ____________   ____________
     Total current assets                                                46,604         44,391
                                                                   ____________   ____________

Property, plant and equipment, net (note 5)                              11,111          4,916
Patents, net of accumulated amortization of $368 and $325
   at June 30, 1998 and 1997, respectively                                  459            253
Deferred income taxes (note 10)                                               -            157
Goodwill, net of amortization of $893 and $433 at June 30, 1998
   and 1997, respectively                                                 5,445          4,553
Other assets                                                                999            625
                                                                   ____________   ____________
                                                                         64,618         54,895
                                                                   ============   ============
Liabilities and Stockholders' Equity
----------------------------------------------------------------

Current liabilities:

Accounts payable                                                          3,759          2,641
Accrued expenses (note 6)                                                 6,637          3,537
Income taxes payable                                                      3,222          3,544
Current portion of long debt (note 7)                                       227            274
                                                                   ____________   ____________
     Total current liabilities                                           13,845          9,996
                                                                   ____________   ____________

Long-term debt less, current portion (note 7)                                 -            274
                                                                   ____________   ____________
                                                                         13,845         10,270
                                                                   ____________   ____________
Stockholders' equity (note 8):
Preferred stock, $.01 par value,
   2,000,000 shares authorized; none issued                                   -              -
Series A Junior Participating preferred stock, $0.01 par value,
   150,000 shares authorized; none issued                                     -              -
Common stock, $.004 par value, 15,000,000 shares authorized;
   issued and outstanding 7,276,000 at June 30, 1998 and
   7,202,413 at June 30, 1997                                                29             29
Additional paid-in capital                                               31,253         29,656
Retained earnings                                                        27,179         16,568
Foreign currency translation adjustment                                  (7,688)        (1,628)
                                                                   ____________   ____________
Total stockholders' equity                                               50,773         44,625
                                                                   ____________   ____________
Commitments and contingencies (notes 14 and 16)
                                                                  $      64,618         54,895
                                                                   ============   ============

See  accompanying  notes  to  consolidated  financial  statements.


-F2-

                               RESMED INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME

                          YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       June 30,       June 30,      June 30,
                                                           1998           1997          1996
                                                  --------------  ------------  ------------


Net revenues                                      $      66,519         49,180        34,562
Cost of sales                                            23,069         20,287        16,990
                                                   ____________   ____________  ____________
Gross profit                                             43,450         28,893        17,572
                                                   ____________   ____________  ____________
Operating expenses:
   Selling, general and administrative expenses          21,093         16,759        11,136
   Research and development expenses                      4,994          3,807         2,841
                                                   ____________   ____________  ____________
Total operating expenses                                 26,087         20,566        13,977
                                                   ____________   ____________  ____________

Income from operations                                   17,363          8,327         3,595
                                                   ____________   ____________  ____________
Other (expenses) income:
   Interest income, net                                   1,011          1,205         1,072
   Government grants                                        611            316           537
   Other, net (note 9)                                   (2,873)         1,239         1,357
                                                   ____________   ____________  ____________
Total other (expenses) income, net                       (1,251)         2,760         2,966
                                                   ____________   ____________  ____________
Income before income taxes                               16,112         11,087         6,561
Income taxes (note 10)                                    5,501          3,622         2,058
                                                   ____________   ____________  ____________
Net income                                        $      10,611          7,465         4,503
                                                   ============   ============  ============

Basic earnings per share                          $        1.46           1.04          0.64
Diluted earnings per share                                 1.41           1.02          0.63







See  accompanying  notes  to  consolidated  financial  statements.


-F3-

                                                  RESMED INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                                         (IN THOUSANDS)


                                                                                                          Foreign
                                                                               Additional                currency
                                                           Common stock          paid-in     Retained   translation
                                                        Shares       Amount      capital     earnings    adjustment      Total
                                                     ------------  -----------  ----------  -----------  -----------  -----------


Balance, June 30, 1995                                     6,534    $      26      24,393        4,600        (152)     28,867

Common stock issued for cash, net                            450            2       4,547            -           -       4,549
Common stock issued on exercise of options (note 8)          188            1         467            -           -         468
Foreign currency translation adjustment                        -            -           -            -         599         599
Net income                                                     -            -           -        4,503           -       4,503
                                                       _________    _________   _________    _________   _________   _________
Balance, June 30, 1996                                     7,172           29      29,407        9,103         447      38,986

Common stock issued on exercise of options (note 8)           30            -         249            -           -         249
Foreign currency translation adjustment                        -            -           -            -      (2,075)     (2,075)
Net income                                                     -            -           -        7,465           -       7,465
                                                       _________    _________   _________    _________   _________   _________
Balance, June 30, 1997                                     7,202           29      29,656       16,568      (1,628)     44,625

Common stock issued on exercise of options (note 8)           74            -       1,020            -           -       1,020
Tax benefit from exercise of options                           -            -         577            -           -         577
Foreign currency translation adjustment                        -            -           -            -      (6,060)     (6,060)
Net income                                                     -            -           -       10,611           -      10,611
                                                       _________    _________   _________    _________   _________   _________
Balance, June 30, 1998                                     7,276    $      29      31,253       27,179      (7,688)     50,773
                                                       =========    =========   =========    =========   =========   =========

















See  accompanying  notes  to  consolidated  financial  statements.







-F4-

                                      RESMED INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                               (IN THOUSANDS)



                                                                     June 30,       June 30,       June 30,
                                                                         1998           1997           1996
                                                                --------------  -------------  -------------
Cash flows from operating activities:
   Net income                                                   $      10,611          7,465          4,503
   Adjustments to reconcile net income to net cash provided
    by operating activities:
   Depreciation and amortization                                        3,232          2,261          1,154
   Goodwill amortization                                                  483            349            123
   Provision for service warranties                                         6            124           (117)
   Deferred income taxes                                                  416         (1,032)           112
   Foreign currency options revaluation                                 1,143           (458)          (844)
   Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable, net                                         (5,096)        (1,714)        (2,327)
      Government grants                                                   (61)           491            (78)
      Inventories                                                      (2,445)          (259)           272
      Prepaid expenses and other current assets                        (1,352)          (180)          (652)
      Accounts payable, accrued expenses and other liabilities          1,031            417            792
      Income taxes payable                                             (1,185)         2,011            515
                                                                 ____________   ____________   ____________
          Net cash provided by operating activities                     6,783          9,475          3,453
                                                                 ____________   ____________   ____________
Cash flows from investing activities:
   Purchases of property and equipment                                (10,110)        (3,962)        (1,472)
   Purchase of marketable securities - available for sale             (31,292)       (50,141)      (102,730)
   Proceeds from sale of securities - available for sale               44,474         49,254        105,219
   Purchases of patents                                                  (369)          (132)           (97)
   Purchase of other assets                                                 -              -           (373)
   Business acquisitions                                               (1,699)        (1,177)        (6,815)
   Proceeds from sale of non trading investments                            -          1,113              -
   Purchases of non trading investments                                  (665)             -              -
   Loan receivables                                                         -           (300)             -
                                                                 ____________   ____________   ____________
          Net cash provided by (used in) investing activities             339         (5,345)        (6,268)
                                                                 ____________   ____________   ____________
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                          1,020            249          5,017
   Repayment of long-term debt                                           (239)          (287)             -
                                                                 ____________   ____________   ____________
          Net cash provided by (used in) financing activities             781            (38)         5,017
                                                                 ____________   ____________   ____________
Effect of exchange rate changes on cash                                (1,454)          (525)            52
                                                                 ____________   ____________   ____________
Net increase in cash and cash equivalents                               6,449          3,567          2,254
Cash and cash equivalents at beginning of the year                      9,077          5,510          3,256
                                                                 ____________   ____________   ____________
Cash and cash equivalents at end of the year                    $      15,526          9,077          5,510
                                                                 ============   ============   ============
Supplemental disclosure of cash flow information:
   Income taxes paid                                            $       6,272          2,647          1,132
   Interest paid                                                            -              -              -

See  accompanying  notes  to  consolidated  financial  statements.


-F5-

                          RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997

1.          ORGANIZATION  AND  BASIS  OF  PRESENTATION

         ResMed Inc. (the Company), is a Delaware corporation formed in March 1994 as a holding company for ResMed Holdings Ltd. (RHL), a company resident in Australia. RHL designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's principal manufacturing operations are located in Australia. Other principal distribution and sales sites are located in the United States, United Kingdom, and Europe.

2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     (a)          Basis  of  Consolidation:

          The  consolidated  financial  statements include the accounts of the
Company  and  its  wholly  owned  subsidiaries.   All significant intercompany
transactions  and  balances  have  been  eliminated  in  consolidation.

     (b)          Revenue  Recognition:

          Revenue on product sales is recorded at the time of shipment. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially capitalized and progressively recognized as revenue over the life of the service contract.
 Revenue from sale of marketing or distribution rights is initially capitalized and progressively recognized as revenue over the period of expected benefits but not exceeding three years.

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

-F6-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997

2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (f)          Patents:

          The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded, the unamortized costs are written off immediately.

     (g)          Goodwill:

          Goodwill arising from business acquisitions is amortized on a straight-line basis over periods ranging from three to 15 years. The Company carries goodwill at cost net of amortization. The Company reviews its goodwill carrying value when events indicate that an impairment may have occurred in goodwill. If, based on the undiscounted cash flows, management determines goodwill is not recoverable, goodwill is written down to its discounted cash flow value and the amortization period is re-assessed.

          Amortization expense of goodwill was $483,000, $349,000 and $123,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

     (h)          Government  Grants:

          Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support the continued development of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants have been recognized in the amount of $611,000, $316,000 and $537,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

     (i)          Foreign  Currency:

          The consolidated financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at year end exchange rates; revenue and expense transactions are translated at average exchange rates for the year. Cumulative translation adjustments are reflected in stockholders' equity. Gains and losses on transactions denominated in other than the functional currency of the entity are reflected in operations.

     (j)          Research  and  Development:

          All research and development costs are expensed in the period incurred.

     (k)          Earnings  Per  Share:

     During the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128). As required by Statement 128, all prior period information has been restated to conform to the provisions of Statement 128. The weighted average shares used to calculate basic earnings per share was 7,250,000, 7,189,000 and 7,090,000 for the years ended June 30, 1998, 1997 and 1996, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 261,000, 128,000 and 109,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

-F7-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997

2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (l)          Financial  Instruments:

     The carrying value of financial instruments, such as of cash and cash equivalents, marketable securities - available for sale, accounts receivable, government grants receivable, foreign currency option contracts, accounts payable and debt approximate their fair value because of their short term nature. The Company does not hold or issue financial instruments for trading purposes.

The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     (m)          Foreign  Exchange  Risk  Management:

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

     Premiums to enter certain foreign currency options are included in other assets and are amortized over the period of the agreement in the consolidated statement of income against other (expenses) income, net. Unamortized premiums amounted to $267,000, $565,000 and $302,000 at June 30, 1998, 1997
and  1996,  respectively.

     Unrealized gains or losses are recognized as incurred in the Consolidated Balance Sheets as either other assets or other liabilities and are recorded within other income, net on the Company's Consolidated Statements of Income. Unrealized gains and losses on currency derivatives are determined based on dealer quoted prices.

     Foreign currency option contracts have been purchased in part by the issue of put options to counterparts. As a result, should foreign exchange rates drop below a specified level, on a specific date, the Company is required to deliver certain funds to counterparts at contracted foreign exchange rates. At June 30, 1998 and 1997 no put options issued by the Company were outstanding.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. The credit exposure of foreign exchange options at June 30, 1998 is $775,000 which represents the positive fair value of options held by the Company.

-F8-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997

2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (m)          Foreign  Exchange  Risk  Management(continued):

     The Company held foreign currency option contracts with notional amounts totaling $62,683,000 and $22,752,000 at June 30, 1998 and 1997, respectively to hedge foreign currency items. These contracts mature at various dates prior to June 2000.

     (n)          Income  Taxes:

          The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (o)          Marketable  Securities:

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

          At June 30, 1998 and 1997, the Company's investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available for sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

          The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to
maturity.    Such  amortization and interest are included in interest income.
Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

     (p)          Warranty:

          Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized.

     (q)          Impairment  of  Long-Lived  Assets:

          The Company periodically evaluates the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

-F9-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997

3.          MARKETABLE  SECURITIES

     The estimated fair value of marketable securities available for sale at June 30, 1998 and 1997, was $5,220,000 and $18,908,000, respectively. The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of June 30, 1998 or 1997.

     Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

4.          INVENTORIES

     Inventories were comprised of the following at June 30, 1998 and 1997 (in thousands) :



                       1998      1997
                  ---------  --------

Raw materials     $   2,169     1,797
Work in progress        546       284
Finished goods        4,932     3,716
                   ________  ________
                  $   7,647     5,797
                   ========  ========


5.          PROPERTY,  PLANT  AND  EQUIPMENT,  NET

     Property, plant and equipment is comprised of the following at June 30, 1998 and 1997 (in thousands):



                                                     1998         1997
                                              ------------  -----------

Machinery and equipment                       $     4,368        2,813
Computer equipment                                  1,616        1,370
Furniture and fixtures                              1,682          709
Vehicles                                              761          589
Clinical, demonstration and rental equipment        3,302        2,555
Leasehold improvements                                505          347
Land                                                3,196            -
Building under construction                         1,076            -
                                                 ________     ________
                                                   16,506        8,383

Accumulated depreciation and amortization          (5,395)      (3,467)
                                               __________   __________
                                              $    11,111        4,916
                                               ==========   ==========



In August 1997 the Company entered into an agreement to purchase for approximately $3.2 million, a 173,000ft2 parcel of land in close proximity to its Australian production facility. It is the Company's intention to develop the site as its Australian Operations center from fiscal 1999 onwards.

-F10-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997

6.          ACCRUED  EXPENSES

     Accrued expenses at June 30, 1998 and 1997 consist of the following (in thousands) :



                                        1998        1997
                                 -----------  ----------

Service warranties               $       290         348
Relocation provision                     190           -
Consulting and legal fees                295         243
Royalties                                319          49
Value added taxes due                  1,758         730
Employee benefits                      1,053         591
Employee withholding taxes               248         210
Deferred revenue                         665           -
Accrued foreign currency losses        1,030           -
Other                                    789       1,366
                                  __________  __________
                                 $     6,637       3,537
                                  ==========  ==========


7.          LONG-TERM  DEBT

     As part of an agreement between ResMed and the Australian Federal Government, ResMed obtained an $870,000 loan facility of which $227,000 and $548,000 were outstanding at June 30, 1998 and 1997, respectively. The loan facility is unsecured and accrues interest at 3.8% per annum beginning May 3, 1996 through April 3, 1999. The facility is payable in six monthly installments beginning November 3, 1996. Prior to May 3, 1996, the loan was interest free.

8.          STOCKHOLDERS'  EQUITY

     Stock  Options

     The Company has granted stock options to personnel, including officers and directors in accordance with both the 1995 Option Plan and the 1997 Equity Participation Plan. These options have expiration dates of ten years from date of grant and vest over three years. The Company granted these options with the exercise price equal to the market value as determined at the date of grant.

     In August 1997 as part of the introduction of the 1997 Equity Participation Plan, the Company cancelled 10,970 options, being all non-issued options remaining under the 1995 Option Plan.

     The  following  table  summarizes  options  activity



                                                     Weighted                   Weighted                    Weighted
                                                     Average                    Average                     Average
                                                     Exercise                   Exercise                    Exercise
                                              1998   Price               1997   Price                1996   Price
                                    ---------------  ---------  --------------  ---------  ---------------  ---------

Outstanding at beginning of year           439,088   $   13.97        494,900   $   13.64         431,500   $    8.72

    Granted                                249,400       24.33              -           -         269,800       16.25
    Exercised                              (73,630)      13.85        (30,660)       8.55        (187,500)       6.21
    Forfeited                              (14,068)      20.38        (25,152)      14.15         (18,900)      12.24
                                     _____________     _______  _____________     _______   _____________     _______
Outstanding at end of year                 600,790   $   18.25        439,088   $   13.97         494,900   $   13.64
                                     =============     =======  =============     =======   =============     =======
Price range of granted options      $        24-35                          -              $  13.06-16.34

Options exercisable at end of year         275,868   $   13.52        205,033   $   13.10          84,787   $    9.99


-F11-

8.          STOCKHOLDERS'  EQUITY  (CONTINUED)

      The total number of shares of Common Stock authorized for issuance upon exercise of options and other awards, or upon vesting of restricted or deferred stock awards, under the 1997 Plan is initially established at 250,000 and increases at the beginning of each fiscal year, commencing on July 1, 1998, by an amount equal to 4% of the outstanding Common Stock on the last day of the preceding fiscal year. The maximum number of shares of Common Stock issuable upon exercise of incentive stock options granted under the 1997 Plan, however, cannot exceed 2,000,000. And, the maximum number of shares which may be subject to options, rights or other awards granted under the 1997 Plan to any individual in any calendar year cannot exceed 75,000.

     The following table summarizes information about stock options outstanding at June 30, 1998.



                                          Weighted Average
                  Number Outstanding at   Remaining          Number Exercisable at
Exercise Prices   June 30, 1998           Contractual Life   June 30, 1998
----------------  ---------------------   ----------------   ---------------------

11.00                          144,115              6.92                144,115
13.06                            5,000              7.88                  2,500
16.34                          210,045              8.00                129,253
24.00                          234,130              9.10                      -
35.00                            7,500              9.75                      -
                               ________          ________               ________
                                600,790              8.19                275,868
                               ========          ========               ========



     The  Company  applies  APB  Opinion No. 25 in accounting for its Plan and, accordingly,  no compensation cost has been recognized for its stock options in
fiscal  1998,  1997  and  1996,  respectively.    Had  the  Company  determined
compensation  cost  based  on  the  fair  value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro  forma  amounts  indicated  below:



                                                           1998    1997    1996
                                                        -------  ------  ------

Net income (in thousands)
   As reported                                          $10,611  $7,465  $4,503
   Pro forma                                              9,380   6,467   3,998

Basic earnings per common share
   As reported                                          $  1.46  $ 1.04  $ 0.64
   Pro forma                                               1.29    0.90    0.56

Diluted income per common and common equivalent share
   As reported                                          $  1.41  $ 1.02  $ 0.63
   Pro forma                                               1.25    0.88    0.56


     The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 5.8% for fiscal 1998,1997 and 1996, respectively; no dividend yield; expected lives of four years; and volatility of 34% for 1998 and 62.7% for 1997 and 1996, respectively.

     Pro forma net income reflects only options granted after 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period of 3 years and compensation cost for options granted prior to, and not in connection with, the Company's initial public offering on June 2, 1995 are not considered.

     Preferred  Stock

     In April, 1997 the board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 1998.

-F12-

                        RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997

8.          STOCKHOLDERS'  EQUITY  (CONTINUED)

     Stock  Purchase  Rights

     In April 1997, the Company implemented a plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one right to purchase Series A Junior Participating Preferred Stock (the "Right"). The Right enables the holder, under certain circumstances, to purchase common stock of the Company or of the acquiring person at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company's outstanding common stock. The Rights are redeemable at $0.01 per Right and expire in 2007.

9.          OTHER,  NET

     Other,  net  is comprised of the following at June 30, 1998, 1997 and 1996 (in thousands):



                                                     1998         1997         1996
                                              ------------  -----------  ----------

License fees                                  $     1,272            -          242
Unrealized gain/(loss) on foreign currency
  hedging position                                 (1,050)         485          961
Gain/(loss) on foreign currency transactions       (2,927)       1,117          147
Write down of investments                            (125)        (175)           -
Other                                                 (43)        (188)           7
                                               __________   __________   __________
                                              $    (2,873)       1,239        1,357
                                               ==========   ==========   ==========


     In November 1994, the Company and an unrelated third-party entered into a marketing rights agreement for the third-party to exclusively market certain respiratory and related products under development by the Company in the Japanese market, of which $242,000 was recognized in fiscal 1996.

     In March 1998, the Company granted to a third party licenses to three of the Company's patents for a non refundable payment of $1,250,000. The license agreement will allow the third party to manufacture and distribute certain products featuring the Company's patented technology in the US homecare market, additionally the Company will earn royalties on products manufactured.

10.          INCOME  TAXES

     Income before income taxes for the years ended June 30, 1998, 1997 and 1996, was taxed under the following jurisdictions (in thousands):



                 1998        1997        1996
          -----------  ----------  -----------

U.S.      $     1,730       4,054         (32)
Non-U.S.       14,382       7,033       6,593
           __________  __________  __________
          $    16,112      11,087       6,561
           ==========  ==========  ==========


-F13-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997
10.          INCOME  TAXES  (CONTINUED)

     The  provision  for  income  taxes  is  presented  below  (in thousands):



                                       1998         1997         1996
                                ------------  -----------  ----------
    Current:

    Federal                     $       (13)         (20)           -
    State                              (148)         479            -
    Non-U.S.                          6,078        4,223        1,958
                                 __________   __________   __________
                                      5,917        4,682        1,958
                                 __________   __________   __________
    Deferred:

    Federal                            (226)         366            -
    State                                94          (61)           -
    Non-U.S.                           (284)      (1,365)         100
                                 __________   __________   __________
                                       (416)      (1,060)         100
                                 __________   __________   __________
    Provision for income taxes  $     5,501        3,622        2,058
                                 ==========   ==========   ==========



     The  provision  for  income  taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 34% to pretax income as a result of the  following  (in  thousands):



                                                            1998         1997         1996
                                                     ------------  -----------  -----------

    Computed "expected" tax expense                  $     5,478        3,770        2,231
    Increase (decrease) in income taxes
    resulting from:
    Non-deductible expenses                                   29          129            9
    Research and development credit                         (371)        (388)        (349)
    Tax effect of intercompany dividends                    (321)         (34)           -
    Utilization of net operating loss carryforwards          (22)         (26)          (8)
    Change in valuation allowance                             47            -          129
    Effect of non-U.S. tax rates                             415         (115)         226
    State income taxes                                       (36)         264            -
    Other                                                    282           22         (180)
                                                      __________   __________   __________
                                                     $     5,501        3,622        2,058
                                                      ==========   ==========   ==========



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are comprised of the following at June 30, 1998 and 1997 (in thousands):



                                               1998         1997
                                        ------------  -----------
  Deferred tax assets:
    Employee benefit obligations        $       263          133
    Provision for service warranties             95          135
    Net operating loss carryforwards            383          651
    Deferred foreign tax credits                334            -
    Write down of investments                   102            -
    Accrual for legal costs                     183          479
    Intercompany profit in inventories        1,658        1,008
    Other accruals                              634          345
                                         __________   __________
                                              3,652        2,751

  Less valuation allowance                      (16)        (651)
                                         __________   __________
  Deferred tax assets                         3,636        2,100
                                         __________   __________


-F14-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997

10.          INCOME  TAXES  (CONTINUED)



                                                  1998         1997
                                           ------------  -----------
  Deferred tax liabilities:
    Patents                                       (135)         (91)
    Government grants receivable                  (138)        (141)
    Unamortized foreign exchange premiums         (184)        (227)
    Unrealized foreign exchange gains             (250)           -
    Undistributed German income                   (243)        (366)
    Royalties receivable                           (58)           -
    Other receivables                                -          (71)
    Other                                         (110)         (48)
                                            __________   __________
    Deferred tax liabilities                    (1,118)        (944)
                                            __________   __________
    Net deferred tax asset                 $     2,518        1,156
                                            ==========   ==========


     The valuation allowance at June 30, 1998 and 1997, primarily relates to a provision for uncertainty as to the utilization of net operating loss carryforwards. The net change in the valuation allowance was a decline of $635,000, and an increase of $475,000 and $125,000 for the years ended June 30, 1998, 1997 and 1996, respectively. The measurement of deferred tax assets and liabilities at June 30 of each year, reflect foreign currency translation adjustments, changes in enacted tax rates and changes in temporary differences. Income taxes in 1998, 1997 and 1996 were reduced by $22,000, $27,000 and $8,000, respectively through the utilization of net operating loss carryforwards. Based on the Company's history of taxable income and its projection of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax asset.

     At June 30, 1998, ResMed has net operating loss carryforwards for U.S. federal income tax purposes of approximately $1,079,000 which are available to offset future U.S. federal taxable income, if any, through 2010. These losses have been recognized at June 1998 as the entity involved has generated taxable income in both fiscal 1998 and 1997.

11.          EMPLOYEE  RETIREMENT  PLANS

     ResMed  contributes  to  a  number  of  employee retirement plans for the
benefit  of  its  employees.    These  plans  are  detailed  as  follows:

     Australia

ResMed contributes to defined contribution pension plans for each employee resident in Australia. All Australian employees after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. ResMed contributes to the plans at the rate of 6% - 6.5% of the salaries of all Australian employees. Total Company contributions to the plans for the years ended June 30, 1998, 1997 and 1996 were $362,000, $318,000 and $374,000, respectively.

United  Kingdom

During fiscal 1998, ResMed established a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three month qualifying period, are entitled to benefit on retirement, disability or death.
 Employees may contribute additional funds to the plan. ResMed contributes to the plans at the rate of 3% of the salaries. Total Company contributions to the plan were $5,000 and $4,000 in fiscal 1998 and 1997 respectively.

-F15-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997

11.          EMPLOYEE  RETIREMENT  PLANS  (CONTINUED)

United  States

The Company sponsors a defined contribution pension plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 3% of employee salaries. The cost of this plan was $54,000 and $39,000 in fiscal 1998 and 1997 respectively.

12.          GEOGRAPHIC  SEGMENT  INFORMATION

     ResMed operates primarily in the respiratory medicine industry. Geographic segments have been classified into three regions; America, Europe and Australia/Rest of World. America includes the U.S., Canada and South America, Australia/Rest of World includes Australia, New Zealand, South Africa and Asia.

     Financial  information  by  geographic region for the years ended June 30, 1998, 1997 and  1996,  is  summarized  below  (in  thousands):



                                                                 Corporate,
                                                    Australia/   unallocated
                                                    Rest of      and
                           America      Europe      World        eliminations   Total
                           -----------  ----------  -----------  -------------  ----------
  1998
-------------------------

  Net revenues             $    34,319      23,327       8,873             -        66,519
                            ==========  ==========  ==========    ==========    ==========
  Income  from operations  $     2,568       9,680       6,264        (1,149)       17,363
                            ==========  ==========  ==========    ==========    ==========
  Identifiable assets      $    13,440      12,472      27,217         3,067        56,196
                            ==========  ==========  ==========    ==========    ==========
  1997
-------------------------

  Net revenues             $    21,263      21,500       6,417             -        49,180
                            ==========  ==========  ==========    ==========    ==========
  Income  from operations  $     1,615       9,084        (921)       (1,451)        8,327
                            ==========  ==========  ==========    ==========    ==========
  Identifiable assets      $     8,703       8,677      22,755         8,798        48,933
                            ==========  ==========  ==========    ==========    ==========
  1996
-------------------------

  Net revenues             $    16,830      12,400       5,332             -        34,562
                            ==========  ==========  ==========    ==========    ==========
  Transfer among areas               -           -       4,062        (4,062)            -
                            ==========  ==========  ==========    ==========    ==========
  Total revenues           $    16,830      12,400       9,394        (4,062)       34,562
                            ==========  ==========  ==========    ==========    ==========
  Income from operations   $     1,504       5,066      (2,771)         (204)        3,595
                            ==========  ==========  ==========    ==========    ==========
  Identifiable assets      $     5,508       6,671      18,241        11,973        42,393
                            ==========  ==========  ==========    ==========    ==========








-F16-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997

12.          GEOGRAPHIC  SEGMENT  INFORMATION  (CONTINUED)

     Net revenues which represent net sales to unaffiliated customers, is based on the location of the customers. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Operating income or loss consists of total net sales less operating expenses, and does not include either interest and other income, net, or income taxes. Identifiable assets of geographic areas are those assets used in the Company's operations in each area and excludes Patents, Deferred tax assets and Goodwill.

13.          RELATED  PARTY  TRANSACTIONS

     For the years ended June 30, 1998, 1997 and 1996, consulting service fees in the amount of $278,000, $353,000 and $314,000, were paid to Dr. Colin Sullivan, a shareholder. Dr. Sullivan provides consulting services to the Company pursuant to a consulting agreement that terminates on December 31, 2000 (subject to extension for an additional five year term) for which he receives annual payments of $186,000. The Company also reimburses Dr.
Sullivan for his out-of-pocket expenses in performing such consulting services.

     The Company has also agreed to pay to Dr. Sullivan $130,000 for a period of 24 months following the termination of his consulting relationship with the Company in exchange for his agreement not to compete with the Company during this period.

14.          COMMITMENTS

     The  Company  leases buildings, motor vehicles and office equipment under
operating  leases.   Rental charges for these items are expensed as incurred.
At  June  30, 1998 the Company had the following future minimum lease payments under  non  cancelable  operating  leases.



                                Operating
                                leases
  Years                         $     '000
------------------------------  ----------

  1999                          $      713
  2000                                 380
  2001                                 293
  2002                                 276
  2003                                 256
  Thereafter                           668
                                 _________
  Total minimum lease payments  $    2,586
                                 =========


     Rent expenses under operating leases for the years ended June 30, 1998, 1997 and 1996 were approximately $607,000, $585,000 and $467,000, respectively.

-F17-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997

15.          BUSINESS  ACQUISITION

     Priess

     On February 7, 1996 the Company's fully owned German subsidiary ResMed Priess GmbH acquired the business and associated assets of Dieter W Priess Medizintechnik (Priess), its German distributor for $6,350,000 in cash from a 4% stockholder of the Company. Priess is based in Moenchengladbach, Germany and is engaged in the distribution and sale of respiratory products. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Priess have been included in the Company's consolidated financial statements from February 7, 1996. The excess of the purchase price over the fair value of the net identifiable assets acquired of $4,461,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase agreement also provides for additional payments of up to $4,000,000 over four years contingent on future sales revenues of Priess. On December 5, 1996 and October 9, 1997 in accordance with the acquisition contract the Company paid a total of $2,000,000 to Priess as required on achievement of certain sales targets, further additional payments, if any, will be accounted for as additional goodwill.




                                 $     '000
                                 ----------

Fair value of assets acquired
   Inventory                     $    1,524
   Property plant and equipment         532
                                  _________
                                      2,056
                                  _________
Goodwill on acquisition               6,461
                                  _________
Cash consideration               $    8,517
                                  =========


     The following unaudited pro forma financial information presents the combined results of operations of the Company and Priess as if the acquisition had occurred as of the beginning of the year ended June 30, 1996 after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, reduced interest income from use of IPO funds relating to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Priess constituted a single entity during such periods.




                                                    Year ended
                                                    June 30,1996
                                                    $        '000
                                                    -------------

Net revenue (in thousands)                          $      38,558

Net income (in thousands)                                   5,476

Net income per common and common equivalent share   $        0.76


-F18-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997

15.          BUSINESS  ACQUISITION  (CONTINUED)

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



                                Year Ended
                                June 30,
                                       1996
                                $       000
                                -----------

Fair value of assets acquired
  Inventory                     $       229
  Property plant and equipment            4
                                  _________
                                        233
                                  _________
Goodwill on acquisition                 115
                                  _________
Cash consideration              $       348
                                  =========


16.          LEGAL  ACTIONS

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

     In January 1995, the Company filed a complaint for patent infringement in the United States against Respironics. The complaint seeks monetary damages from, and injunctive relief against Respironics resulting from its alleged infringement of three of the Company's patents. In February 1995, Respironics filed a complaint against the Company seeking a declaratory judgment that Respironics does not infringe claims of these patents and that the Company's patents are invalid and unenforceable. The two actions have been combined and are proceeding in the United States District Court for the Western District of Pennsylvania.

-F19-

                         RESMED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997

16.          LEGAL  ACTIONS  (CONTINUED)

     In June 1996, the Company initiated a further action in Pennsylvania against Respironics regarding alleged infringement of a fourth patent, granted June 4, 1996, related to the Company's delay timer feature. This action was again consolidated with the ongoing case such that the two remaining actions are proceeding together. On July 1, 1997 the Court granted Respironics a motion for partial summary judgment holding that Respironics' accused products do not infringe one of the four patents in suit. Subsequently, the court undertook a de novo review of the motion and on January 27, 1998 confirmed the initial ruling. It is ResMed's intention to seek reversal of the ruling by appeal to the United States Court of Appeals for the Federal Circuit once a final judgement has been rendered. On June 18, 1998, a Magistrate Judge made a Report and Recommendation that the Court make an order granting Respironics a further motion for partial summary judgement holding that Respironics' accused products do not infringe another of the four patents in suit. That Report and Recommendation is awaiting a decision by the Judge in the proceedings as to whether to make an order granting the motion for partial summary judgement.

     On May 1995, Respironics and its Australian distributor filed a Statement of Claim against the Company and Dr Farrell in the Federal Court of Australia.
 The Statement of Claim alleges that the Company engaged in unfair trade practices, including the misuse of the power afforded by its Australian patents and dominant market position in violation of the Australian Trade Practices Act. The Statement of Claim asserts damage claims in the aggregate amount of approximately $1,000,000, constituting lost profit on sales. While the Company intends to defend this action, there can be no assurance that the Company will be successful in defending such action or that the Company will not be required to make significant payments to the claimants. Furthermore, the Company expects to incur ongoing legal costs in defending such action.

-F20-

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED  September  14,  1998          ResMed  Inc.

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



Signature                   Title                                 Date

/S/ PETER C FARRELL         Chief Executive Officer, President,   September 14, 1998
__________________________  Chairman of the Board (Principal
Peter C. Farrell            Executive Officer)

/S/ CHRISTOPHER G ROBERTS
__________________________
Christopher G. Roberts      Director                              September 14, 1998

/S/ MICHAEL A QUINN
__________________________
Michael A. Quinn            Director                              September 14, 1998

/S/ GARY W PACE
__________________________
Gary W. Pace                Director                              September 14, 1998

/S/ DONAGH MCCARTHY
__________________________
Donagh McCarthy             Director                              September 14, 1998

          Schedule  II

                            RESMED INC AND SUBSIDIARIES
                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                   (IN THOUSANDS)



                                 Balance at     Charged to  Other         Balance at
                                 beginning of   costs and   (deductions)  end of
                                 period         expenses    additions     period
                                 -------------  ----------  ------------  ----------

Year ended June 30, 1998
Applied against asset account
Allowance for doubtful accounts  $         277          79         (108)         248
                                       =======     =======       =======     =======

Year ended June 30, 1997
Applied against asset account
Allowance for doubtful accounts            175         102            -          277
                                       =======     =======       =======     =======

Year ended June 30, 1996
Applied against asset account
Allowance for doubtful accounts            144          31            -          175
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

3.       Exhibits.  The following exhibits are filed as a part of this report:

3.1          Certificate  of  Incorporation  of  Registrant,  as  amended*
3.2          By-laws  of  Registrant*
4.1          Form  of  certificate  evidencing  shares  of  Common  Stock*
4.2          Rights  agreement  dated  as  of  April  23,  1997**
10.1          1995  Stock  Option  Plan*
10.2          1997  Equity  Participation  Plan***
10.3 Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended*
10.4 Consulting Agreement between Colin Sullivan and ResMed Limited effective from 1 January 1998
10.5 Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994*
10.6          Lease  for  82  Waterloo  Road,  Sydney,  Australia*
10.7          Lease  for  10121 Carroll Canyon Road, San Diego 92131-1109, USA
11.1          Statement  re:  Computation  of  Earning  per  Share
16.1          Letter  regarding  change  in  Certifying  Accountant*
21.1          Subsidiaries  of  the  Registrant
23.1          Consent  and  Report  on  Schedule  of  KPMG  Peat  Marwick  LLP
27.1          Financial  Data  Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
** Incorporated by reference from the registrants Report on Form 8-K (File No. 0-26038).
***       Incorporated by reference from the Registrant's 1997 Proxy Statement
(File  No.  0-26038).

b)          Report  on  Form  8-K

     None

     Exhibit  10.4



                      EFFECTIVE FROM:  1 January 1998






                                   BETWEEN



                               RESMED LIMITED




                                     AND



                           COLIN EDWARD SULLIVAN







                  FURTHER RESTATED CONSULTANCY AGREEMENT

THIS FURTHER RESTATED CONSULTING AGREEMENT is effective from 1st day of January 1998.

BETWEEN

RESMED  LIMITED,  A.C.N.  003  765  142  of  82 Waterloo Road, North Ryde, NSW
("ResMed")

AND

COLIN EDWARD SULLIVAN of 25 Wharf Road, Birchgrove in the State of New South Wales, University Professor, (the "Consultant")


WHEREAS


A. ResMed carries on business as a manufacturer of health care equipment, with particular focus on sleep disordered breathing.

B. The Consultant is Professor of Medicine at the University of Sydney ("the University") and Director of the Sleep Disorders Centre at the Royal Prince Alfred Hospital, is generally recognised as the pioneer of the treatment of obstructive sleep apnoea by means of nasal CPAP.

C. ResMed wishes to continue the engagement of the Consultant to provide consulting services as more particularly described herein to ResMed.

D. ResMed and the Consultant are parties to a Non-Competition Agreement and a Consultancy Deed both dated 8 October 1990, a letter form agreement dated 19 April 1991 and a Consultancy Agreement dated 1 September 1993 and an Amended and Restated Consultancy Agreement dated 2 September 1994 (the "Prior Agreements").

E. It has been agreed that the rights and obligations between the parties should be consolidated in this Further Restated Consultancy Agreement with the intention that it supersede the Prior Agreements.

                                    - 2 -
IT  IS  AGREED


1.                    DEFINITIONS

1.1 "CPAP" means the fields comprising the diagnosis and treatment of snoring and sleep apnea and other conditions which can be treated by nasal continuous positive airway pressure and the diagnosis and treatment of sleep disordered breathing.

1.2 "Confidential Information" means all information and data (including any copy or extract made of or from such information or data) concerning the operations, dealings, organizations, business, finance, transactions, customers, trade secrets, prospects, markets, scientific formulae, designs, drawings, know-how, manufacturing processes and affairs of ResMed and any other intellectual property ResMed in whatever form including, without limitation, all such information and data recorded or stored by means of mechanical, electronic or other device.


2.          CONSULTANCY

2.1 The Consultant will provide to ResMed, and ResMed will engage the Consultant to provide to it, for the term of this Agreement and for the consideration expressed in Clause 4, the following consulting services:

     2.1.1 to conduct experimental and investigative work in relation to CPAP and devices related to the diagnosis and treatment of sleep disordered breathing;

     2.1.2 to attend product development and research meetings of ResMed's staff as requested by ResMed;

     2.1.3 to participate and contribute to intellectual property rights protection activities;

     2.1.4 to give lectures and talks to professional bodies and actual and potential customers as requested by ResMed;

2.1.5 to provide such other consulting services to ResMed as it may reasonably request and the Consultant is willing to provide.

2.2 ResMed recognises that the Consultant has academic and clinical responsibilities and accordingly ResMed shall take reasonable account of these other responsibilities in making requests under Clauses 2.1.2, 2.1.3, 2.1.4 and 2.1.5.

2.3 The services described in sub-clauses 2.1.1, 2.1.2, 2.1.3 and 2.15 are hereinafter called the "R&D Services" and the services described in sub-clause
2.1.4  are  hereinafter  called  the  "Marketing  &  Promotional  Services".


3.          NON-COMPETITION

3.1 In consideration of the amount paid and to be paid by ResMed to the Consultant pursuant to this Agreement (including Clause 3.2) the Consultant:

     (a) acknowledges that the contact he establishes with clients of ResMed is of great value to ResMed;

     (b) agrees that he shall not without the prior written consent of ResMed participate assist or otherwise be concerned directly or indirectly in any capacity in any CPAP business, or sleep disordered breathing diagnosis or treatment business or related devices business or own or control directly more than 10% of the shares or other securities of a corporation or trust carrying on a CPAP business or sleep disordered breathing diagnosis or treatment business or related devices business or act as consultant or adviser to any other company, person, firm, organisation or body in the field of CPAP, sleep disordered breathing diagnosis or treatment business or related devices business during the term of this Agreement and for a period of twenty-four months thereafter provided that nothing herein shall prevent the Consultant from continuing his academic and clinical responsibilities of a like nature to those pertaining at the date of this Agreement.

3.2 In consideration for the Consultant's covenant not to compete for the period of twenty-four months after the term of this Agreement but subject to the Consultant not having breached such covenant ResMed agrees to pay to the Consultant the sum of A$100,000 at the expiration of twelve months, and a further sum of A$100,000 at the expiration of twenty-four months, after the term of this Agreement.

4.          CONSIDERATION

4.1 ResMed shall pay to the Consultant in consideration for him entering and complying with this Agreement: A$75,000 per quarter of ResMed's fiscal year (or such other amount as the parties may agree from time to time); and

4.2 ResMed will pay directly, or reimburse to the Consultant, agreed expenses incurred or to be incurred by the Consultant in the course of or arising in relation to the R&D Services or the Marketing and Promotional Services.


5.          USE  OF  NAME

5.1 The parties acknowledge that ResMed is the proprietor of the trademark "SULLIVAN" and uses that mark extensively. In addition the Consultant authorises ResMed to use the name "SULLIVAN" generally in connection with its business and CPAP and CPAP related products and sleep disordered breathing diagnosis and treatment products and related products.


6.          TERM

6.1 This Agreement is effective from 1 January 1998 and will continue until 31 December 2000, and may be renewed for a further period of five (5) years by mutual agreement between the parties.

6.2 In the event of the death or permanent disablement of the Consultant during the term of this Agreement, this Agreement shall be automatically terminated but in such event ResMed will pay to the Consultant or his legal personal representatives an amount equal to 50% of the payments which would otherwise have been due to the Consultant under Clause 4, for the balance of the term of this Agreement. If such balance is less than twelve (12) months, then ResMed will pay 50% of the payments calculated in the manner set out in Clause 4 for twelve (12) months after termination.


7.          CONFIDENTIAL  INFORMATION  AND  INTELLECTUAL  PROPERTY

7.1 The Consultant acknowledges that all Confidential Information which may come into the Consultant's possession during the consultancy is and remains the property of ResMed.

7.2 The Consultant shall, upon termination of the Consultant's appointment, return all property or Confidential Information belonging to ResMed which has come into the Consultant's possession in the course of the Consultant's consultancy, whether or not originally supplied to the Consultant by ResMed.

7.3 The Consultant shall not at any time disclose to any person (other than a Director of ResMed or a person approved by ResMed) any Confidential Information which may come into his possession and he shall not make use of any such Confidential Information to gain directly or indirectly any improper advantage to himself or any other person.

7.4          The  Consultant  hereby:

(a) agrees to disclose to ResMed any discovery, invention, secret process or improvement in procedure made, developed or discovered by the Consultant whilst a consultant to ResMed in connection with or in any way affecting or relating to CPAP or the diagnosis or treatment of sleep disordered breathing;

(b) assigns to ResMed all copyright, patent rights or other proprietary rights attaching to such discovery, invention, secret process or improvement;

                                    - 6 -
(c)          agrees  to:

(i) apply or join in applying (at the expense of ResMed) for letters patent or other similar protection in Australia or in any other part of the world for any such discovery, invention, secret process or improvement; and

(ii) execute all instruments and do all things necessary for vesting the said letters patent or other similar protection when obtained and all right and title to and interest in such discovery, invention, secret process or improvement in ResMed or its nominee;

(d) appoints ResMed as his attorney to execute on his behalf any instrument and to do any act or thing necessary for the purpose of giving to ResMed or its nominee the full benefit of the provisions of this clause; and

(e) agrees that unless otherwise agreed by the Parties in writing this Agreement shall be conclusive evidence of ResMed's authority to execute any instrument or do any act or thing necessary to give to ResMed or its nominee the full benefit of this clause.


8.          INDEMNITY

8.1 ResMed will indemnify and hold harmless the Consultant against all actions, suits, claims, demands, losses, costs and expenses incurred by the Consultant which are caused by or arise out of the defects or alleged defects in the design or manufacture of CPAP or CPAP related products and products for the diagnosis or treatment of sleep disordered breathing or related products sold or made available by ResMed.

8.2 Further to Clause 8.1, ResMed will cause its product liability insurance policies in force during the term of this Agreement to be endorsed to cover the Consultant as a co-insured.


9.          DISPUTE  RESOLUTION

9.1 Any dispute between the parties in relation to any matters the subject of this Agreement which cannot be resolved by negotiation shall be submitted to Arbitration under the rules of the Australian Commercial Disputes Centre Ltd and the outcome of that Arbitration will be final and binding on both parties.


10.          CONTINUITY

10.1 Not later than six (6) months prior to the end of the term of this Agreement the parties will enter into negotiations in good faith with a view to continuing the provision of consulting services by the Consultant to ResMed for a further term.

11.          PRIOR  AGREEMENTS

11.1          The  Prior  Agreements  are  terminated  by  mutual  agreement.

IN  WITNESS  WHEREOF  the  parties  have  duly  executed  this  Agreement

SIGNED  for  and  on  behalf  of          )
RESMED  LIMITED                           )
in  the  presence  of:                    )

/S/  ADRIAN  M  SMITH              /S/  CHRISTOPHER  G  ROBERTS
__________________________         ____________________________
Signature  of  Witness              Signature  of  Authorised  Person
Adrian  M  Smith                    Christopher  G  Roberts
__________________________         ____________________________
Name  of  Witness  (Print)          Name  of  Authorised  Person
Company  Secretary                  Director
Office  Held                        Office  Held


SIGNED by                               )
COLIN  EDWARD  SULLIVAN                 )
in  the  presence  of:                  )

/S/  KEN  MCDONALD                 /S/  COLIN  EDWARD  SULLIVAN
__________________________         ____________________________
Signature  of  Witness             Signature  of  COLIN  EDWARD  SULLIVAN
Ken  McDonald
__________________________
Name  of  Witness  (Print)

     Exhibit  10.7











                          STANDARD INDUSTRIAL LEASE
                                    (NET)


                        SCRIPPS RANCH BUSINESS CENTER




                            WESTERN SALT COMPANY,
                           A CALIFORNIA CORPORATION

                                  "LANDLORD"


                                     AND


                                RESMED CORP.,
                           A MINNESOTA CORPORATION

                                   "TENANT"

                             TABLE OF CONTENTS

SECTION          PAGE

1.           BASIC  LEASE  PROVISIONS.                  1
2.           DEFINITIONS.                               2
3.           PREMISES.                                  6
4.           TERM;  DELIVERY  OF  PREMISES.             7
5.           RENT.                                      8
6.           SECURITY  DEPOSIT.                        10
7.           USE.                                      10
8.           MAINTENANCE,  REPAIRS  AND  ALTERATIONS.  12
9.           TAXES                                     14
10.          UTILITIES.                                14
11.          INSURANCE.                                15
12.          WAIVER  AND  INDEMNITY.                   17
13.          DAMAGE  AND  DESTRUCTION.                 18
14.          CONDEMNATION.                             20
15.          ASSIGNMENT  AND  SUBLETTING.              21
16.          DEFAULT  BY  TENANT;  REMEDIES.           23
17.          TENANT'S  INSOLVENCY.                     25
18.          DEFAULT  BY  LANDLORD.                    27
19.          SUBORDINATION  AND  ESTOPPEL.             27
20.          HAZARDOUS  MATERIALS.                     29
21.          NOTICE.                                   30
22.          OTHER  TERMS  AND  CONDITIONS.            30
23.          GENERAL  PROVISIONS.                      32
24.          ADDENDUM.                                 38



                                  EXHIBITS


A          Site  Plan
B          Premises  and  Improvements  to  Premises
C          Rules  and  Regulations
D          Signage  Criteria
E          Environmental  Questionnaire
F          Declaration  of  Restrictions

                        STANDARD INDUSTRIAL LEASE-NET


THIS STANDARD INDUSTRIAL LEASE-NET ("LEASE"), dated for reference purposes only August 6, 1997, is made at San Diego, California, between WESTERN SALT COMPANY, a California corporation ("LANDLORD"), and RESMED CORP., a Minnesota corporation ("TENANT").
1.          BASIC  LEASE  PROVISIONS.
     The words and figures set forth in this Section 1 are used as defined terms in this Lease.
     1.1. PREMISES: The real property and improvements which are the subject of this Lease. The Premises consist of 22,976 RENTABLE SQUARE FEET as depicted on Exhibit B. The address for the Premises is 10121 - 10123 Carroll Canyon Road, San Diego, California 92131.
1.2. BUILDING: The industrial building addressed at 10121 - 10123 Carroll Canyon Road, San Diego, California, consisting of 22,976 rentable square feet.
1.3. PROJECT: Scripps Ranch Business Center, consisting of six (6) buildings which contain a total rentable area of approximately 157,735 square
feet.    The  Project,  is  depicted  on  Exhibit  A.
1.4.          TERM:                                     Ninety six (96) months
1.5.          COMMENCEMENT  AND  EXPIRATION  DATES:
(a) Commencement Date: The earlier of (i) completion of Tenant's Work as set forth in Exhibit B, or (ii) January 1, 1998
(b) Expiration Date: December 31, 2005; however, subject to the actual Commencement Date
     (c)          Delivery  of the Premises:     September 1, 1997 (estimated)
     1.6.       EXTENSION OPTION PERIOD:               One (1); for sixty (60)
months
1.7.          INITIAL  MONTHLY  BASE  RENT:                         $14,934.40
1.8.          PREPAID  BASE  RENT:                                  $14,934.40
1.9.          PERIODIC  INCREASE  IN  BASE  RENT:
  Lease  Year          Base  Rent
     2          $15,382.43
     3          $15,843.90
     4          $16,319.22
     5          $16,808.80
     6          $17,313.06
     7          $17,832.45
     8          $18,367.43
     1.10.          SECURITY  DEPOSIT  AMOUNT:                      $14,934.40
1.11. TENANT IMPROVEMENT ALLOWANCE: $206,784.00 (Subject to the provisions of Exhibit B and Section 26 of the Addendum to Lease).

     1.12.          TENANT'S  SHARE  OF  OPERATING  EXPENSES:
     (a)          Real  Property  Taxes:                              20.52%
(b)          Other  Operating  Expenses:                    14.57%
1.13.          PERMITTED  USE:        General office and warehouse for design,
production,  sales,  distribution  and  shipping  of  respiratory  products.
     1.14.          TENANT'S  GUARANTOR(S):                              N/A
1.15.          BROKER(S):          The  Sande  Company  -  Tenant
CB  Commercial  Real  Estate  Group  -  Landlord
1.16. PARKING: Sixty nine (69) vehicles; including six (6) contiguous to the Building marked "reserved" for Tenant
1.17. LANDLORD'S ADDRESS FOR NOTICE: H. G. Fenton Material Company c/o Fenton-Western Properties
7220  Trade  Street,  Suite  300  92121
Post  Office  Box  64
San  Diego,  California  92112
Tel:  (619)  566-2000
Fax:  (619)  549-3587
1.18          TENANT'S  ADDRESS  FOR  NOTICE:          ResMed  Corp.
10121  Carroll  Canyon  Road
San  Diego,  California  92131
Tel:
Fax:
Attention:
1.19          ADDENDUM:          Section  24-27
2.          DEFINITIONS.
     The captions appearing in this Section 2 are used as defined terms in this Lease.
     2.1. ADDITIONAL RENT. All sums payable by Tenant hereunder other than Base Rent, including without limitation; Tenant's Share of Operating Expenses; late charges; interest on past due amounts; attorneys' fees; and reimbursement to Landlord of sums advanced by Landlord to cure any default or discharge any obligation of Tenant hereunder.
2.2. BASE RENT. The basic monthly rent payable to Tenant for the use and occupancy of the Premises, in accordance with Section 5 of this Lease.
2.3. BUSINESS PARK. The overall planned industrial development of which the Project is a part.
2.4. COMMENCEMENT DATE. The first day of the Term, as determined in accordance with Section 4.1 below.
2.5. COMMON AREAS. All areas and facilities outside the Premises and within the Building and Project that Tenant is permitted to use, as provided and designated by the Landlord from time to time for the general non-exclusive use of Landlord, Tenant and other tenants of the Building and Project and their respective employees, suppliers, shippers, customers, invitees, licensees or other visitors, including without limitation hallways, entryways, common rest rooms on multi-tenant floors, elevators (if any), stairways, common pipes, conduits, wires and appurtenant equipment serving the Premises, parking areas, loading and unloading areas, trash areas, roadways, sidewalks, walkways, parkways, driveways and landscaped areas.
2.6. DECLARATION. The recorded Declaration of Covenants, Conditions and Restrictions for the Business Park, as the same may be amended from time to time.
2.7. DELIVERY OF THE PREMISES. The date of the inspection and acceptance (or deemed acceptance) of the Premises by Tenant, following Landlord's notice that Landlord's Delivery Work has been substantially completed in accordance with  Exhibit  B  attached  hereto.
2.8. HAZARDOUS MATERIALS. Any and all materials or substances which have been determined to be nuisance or dangerous, toxic or hazardous or a pollutant or contaminant, including but not limited to any hydrocarbon material, flammable explosives, asbestos, urea formaldehyde, radioactive materials or waste, or other hazardous, toxic, contaminating or polluting materials, substances or wastes, including, without limitation, any "hazardous substances," "hazardous wastes," "hazardous materials" or "toxic substances" under any Hazardous Materials Laws.
2.9. HAZARDOUS MATERIALS LAWS. All federal, state and local laws, ordinances and regulations, including, but not limited to, the Federal Water Pollution Control Act (33 U.S.C. 1251, et seq.), Resource Conservation & Recovery Act (42 U.S.C. 6901, et seq.), Safe Drinking Water Act (42 U.S.C. 3000f, et seq.), Toxic Substances Control Act (15 U.S.C. 2601. et seq.), the Clean Air Act (42 U.S.C. 7401, et seq.), Comprehensive Environmental Response, Compensation and Liability Act (42 U.S.C. 9601, et seq.), California Health & Safety Code ( 25100, et seq., 39000, et seq.), California Safe Drinking Water & Toxic Enforcement Act of 1986 (California Health & Safety Code 25429.5, et seq.), California Water Code ( 13000, et seq.),and other comparable federal, state or local law, regulation or interpretation thereof, whether currently in force or enacted in the future, together with any licenses, permits, plans or approvals generated pursuant to or as a result of any such law, which regulates or proscribes the use, storage, disposal, cleanup, transportation, release or threatened release into the environment or presence of Hazardous Materials.
2.10. LEASE YEAR. A period of twelve consecutive full calendar months. The first Lease Year shall begin on the Commencement Date if the Commencement Date is the first day of a calendar month; otherwise, the first Lease Year shall begin on the first day of the first full calendar month after the month in which the Commencement Date occurs. Each succeeding Lease Year shall begin on the anniversary of the beginning of the first Lease Year. If Tenant should extend the Term pursuant to any extension option granted herein, the first day of the Extension Term shall also be deemed to be the first day of a Lease Year for all purposes of this Lease.
2.11. TENANT'S WORK OR TENANT IMPROVEMENTS. The improvements and other work, if any, to be accomplished by Tenant in accordance with Exhibit B.
2.12. LANDLORD'S DELIVERY WORK. All items of Landlord's Work except those which Landlord reasonably cannot complete prior to the Commencement Date, e.g., Landlord's Work that cannot be performed by Landlord until Tenant (i) provides Landlord with plans and specifications therefor, or (ii) obtains a building permit, or (iii) completes those items of Tenant's Work that are necessarily completed prior to a particular item of Landlord's Work.
2.13. LANDLORD'S WORK. The improvements and other work, if any, to be accomplished by Landlord in accordance with Exhibit B.
2.14. MORTGAGE. Any mortgage, trust deed or other encumbrance, and all renewals, extensions or replacements thereof, now or hereafter imposed by Landlord upon the real property which includes the Premises.

2.15.          MORTGAGEE.    The  holder  of  a  Mortgage.
2.16. OPERATING EXPENSES. All costs incurred by Landlord, if any, for any of the following:
     (a) The operation, repair and maintenance, in neat, clean and good order and condition of (i) the Common Areas of the Project, including without limitation all parking areas, loading and unloading areas, trash areas, roadways, sidewalks, walkways, parkways, driveways, landscaped areas, striping, bumpers, and irrigation systems, common area lighting facilities, and fences and gates; (ii) fire detection in the Project, including sprinkler system maintenance and repair; and (iii) unless allocated directly to Tenant pursuant to Section 8.1(b), the Building's heating, ventilation and air conditioning ("HVAC") systems
(b) Trash disposal for the Project, and to the extent any such services are provided, janitorial service, security services, gardening, painting, plumbing, electrical, carpentry, window washing, signage and equipment rental expenses, and any other service to be provided by Landlord that is elsewhere in the Lease stated to be an item of Operating Expenses.
(c) Any deductible portion of an insured loss concerning any of the items or matters described in this Section.
(d)     Premiums for any insurance policies maintained by Landlord pursuant to
Section  11  below.
(e)          Real  Property  Taxes  to  be  paid  by  Landlord.
(f) Utilities not separately metered to Tenant or other tenants of the Project.
(g) Independent contractors for services (excluding capital improvements), and compensation (including employment taxes and fringe benefits) of all persons who perform regular and recurring duties connected with day-to-day operation, maintenance and repair of the Project, provided such compensation is commercially reasonable.
(h) Maintenance and repair of roofs, building walls, foundations, and all sewer and water facilities.
(i) A property management fee in the amount of fifteen percent (15%) of the preceding items of Operating Expenses.
The inclusion of the improvements, facilities and services set forth in the foregoing definition shall not be deemed Landlord's representation that such improvements or facilities exist, nor shall it impose on Landlord any obligation either to have those improvements or facilities or to provide those services, unless the improvements or facilities already exist in the Project or Landlord already provides the services as of the Commencement Date, or unless Landlord has agreed to do so elsewhere in the Lease. Notwithstanding the foregoing or anything in this Lease to the contrary, in no event shall Operating Expenses include the following: (A) depreciation, (B) leasing commissions, attorney's fees and other costs and expenses incurred in connection with negotiations or disputes with tenant or prospective tenants or litigation to collect rent from tenants of the Project, (C) capital items of any kind or nature except as specifically allowed in this Lease.
     2.17. REAL PROPERTY TAXES. All general property and improvement taxes and all forms of assessment, special assessment or reassessment, license fee, license tax, business license tax, commercial rental tax, in lieu tax, levy, charge, penalty (to the extent not imposed as a result of Landlord's negligence) or similar imposition, imposed by any authority having the direct power to tax, including any city, county, state or federal government, or any school, agricultural, lighting, drainage or other improvement or special assessment district thereof, or any agency or public body, as against any legal or equitable interest of Landlord in the Premises and all improvements thereon and thereto as they presently exist or as they may be expanded, developed, constructed or altered from time to time, including but not limited to: (a) any tax on Landlord's rent, right to rent or other income from the

Premises  or  all  or  any  portion  of  the  Project or as against Landlord's business of leasing the Premises, but specifically excluding Landlord's federal, state or city income, franchise, corporate, personal property, stock transfer, revenues, inheritance or estate taxes; (b) any assessments, taxes, fees, levies or charges in addition to, or in substitution, partially or totally, for any assessment, tax, fee, levy or charge previously included within the definition of real property tax before adoption of Proposition 13 by the voters of the State of California in the June 1978 election, it being acknowledged by Tenant and Landlord that assessments, taxes, fees, levies and charges may be imposed by governmental agencies for such services as fire protection, street, sidewalk and road maintenance, refuse removal and for other governmental services that were before Proposition 13 provided without charge to property owners or occupants; and (c) any assessment, tax, fee, levy or charge upon this transaction or any document to which Tenant is a party which is imposed on the creation or transfer of an interest or an estate in the Premises. It is the intention of Tenant and Landlord that all new and increased assessments, taxes, fees, levies and charges, and all similar assessments, taxes, fees, levies and charges be included within the definition of Real Property Taxes for the purposes of this Lease. Real Property Taxes for the first year of the Term shall be calculated as if the Premises and related improvements were fully assessed. If at any time during the Term the laws concerning the methods of real property taxation prevailing at the commencement of the Lease Term are changed so that a tax or excise on rents or any other tax, however described, is levied or assessed against Landlord as a substitution in whole or in part for any real property taxes, then Real Property Taxes shall include, but not be limited to, any such assessment, tax, fee, levy or charge allocable to or measured by the area of the Premises or the rent payable hereunder, including, without limitation, any gross income tax with respect to the receipt of such rent, or upon or with respect to the possession, leasing, operating, management, maintenance, alteration, repair, use or occupancy by Tenant of the Premises, or any portion thereof. With respect to any assessments that may be levied against or upon the Premises, the Building or all or any portion of the Project and that under the laws then in force may be evidenced by improvement or other bonds, or may be paid in annual installments, there shall be included within the definition of Real Property Taxes with respect to any tax fiscal year only the amount currently payable on such tax, bond or assessment, including interest, for such tax fiscal year or the current annual installment for such tax fiscal year.
3.          PREMISES.
     3.1. LEASE OF PREMISES. In consideration of the rent and covenants set forth below, Landlord hereby leases the Premises to Tenant, and Tenant hires the Premises from Landlord, for the term, at the rental, and upon all of the conditions set forth herein. Except as otherwise provided herein, this Lease is subject to: (i) all covenants, conditions, restrictions, easements, mortgages, deeds of trust, lease, ground or underlying leases, rights of way, reciprocal easement agreements to which Landlord is a party which affect the Project and all other matters now or hereafter affecting the Project or the Premises; and (ii) all zoning laws, ordinances and building codes now or hereafter affecting the Project or the Premises. In the event Landlord has a leasehold interest in the Project or the Premises, this Lease shall terminate upon the termination of such leasehold interest whether such termination is voluntary, involuntary, or by operation of law, without liability of Landlord (unless otherwise specifically set forth herein).
3.2. LANDLORD'S RESERVED RIGHTS. Landlord reserves to itself the absolute rights: (i) to use the roof, exterior walls and area beneath the Premises, and
(ii) to install, use, maintain and replace equipment, machinery, pipes, conduits and wiring located within the Premises which serve other parts of the Project, in a manner and in locations that do not unreasonably interfere with Tenant's use of the Premises.
3.3. CONDITION OF PREMISES. Tenant acknowledges that except to the extent expressly set forth in this Lease or in a written addendum or amendment hereto, neither Landlord nor its agents have made (i) any promise to alter, remodel or otherwise improve, or (ii) any representation or warranty with respect to the condition of, the Premises, the Building or any part of the Project or improvements thereon or therein. Tenant's taking possession of the Premises shall be deemed acceptance of the Premises by Tenant, and shall be deemed conclusively to establish that the Premises are in good and satisfactory condition as of the date Tenant takes possession. Subject to the completion of any Landlord's Work, Tenant accepts possession of the Premises in their current, "as is", condition, and acknowledges that it has inspected the Premises before signing this Lease and is fully aware of the condition of the Premises. Notwithstanding the foregoing, and prior to Landlord's Delivery of the Premises, Landlord shall cause a licensed professional to inspect any existing HVAC system, electrical system and sprinkler system ("Existing Utility Systems") located in or on the Premises to ensure that each Existing Utility System and any related component is in proper working order and condition. After completion of any such inspection, Landlord shall provide Tenant with a written report certifying the same.
3.4. RIGHTS IN COMMON AREAS. Landlord grants to Tenant and to Tenant's employees, invitees and licensees a non-exclusive license during the Term to use the Common Areas, subject to the terms and conditions of this Lease. Tenant acknowledges that others, including without limitation Landlord and other tenants of the Building and Project, and their respective employees, invitees and visitors, and other persons authorized by Landlord, will also be entitled to use the Common Areas. Without advance notice to Tenant and without any liability to Tenant in any respect, Landlord shall have the right to:
     (a) Establish and enforce reasonable rules and regulations concerning the maintenance, management, use and operation of the Common Areas.
(b) Close off any of the Common Areas to whatever extent required in the opinion of Landlord and its counsel to prevent a dedication of any of the Common Areas or the accrual of any rights by any person or the public to the Common Areas, provided such closure does not deprive Tenant of the substantial benefit and enjoyment of the Premises.
(c) Temporarily close any of the Common Areas for maintenance, alteration or improvements purposes.
(d) Select, appoint or contract with any person for the purpose of operating and maintaining the Common Areas, subject to such terms and at such rates as Landlord deems reasonable and proper.
(e) Change the size, use, shape or nature of any portion of the Common Areas, provided change does not deprive Tenant of the reasonable benefit and enjoyment of the Premises. So long as Tenant is not thus deprived of the reasonable use and benefit of the Premises, Landlord will also have the right at any time to change the arrangement or location of, or both, or to regulate or eliminate the use of, any concourse, parking spaces, garage, or any elevators, stairs, toilets or other public conveniences in the Project, without incurring any liability to Tenant or entitling Tenant to any abatement of rent, and such action will not constitute an actual or constructive eviction of Tenant.
(f) Erect one or more additional buildings on the Common Areas, expand the existing buildings or other buildings to cover a portion of the Common Areas, convert Common Areas to a portion of the Building or other buildings, or convert any portion of such other buildings to Common areas. Upon erection of any additional buildings or change in the Common Areas, the portion of the Project upon which buildings or structures have been erected will no longer be deemed to be a part of the Common Areas. In the event of any such changes in the size or use of the Common Areas of the Project, Landlord may make an appropriate adjustment in the Building's or any buildings' pro rata share of exterior Common Areas of the Project as appropriate, and a corresponding adjustment to Tenant's Share of Operating Expenses.
4.          TERM;  DELIVERY  OF  PREMISES.
     4.1.       TERM.  The Term shall be for the number of months set forth at
Section 1.4 above, beginning on the Commencement Date and ending on the Expiration Date. Notwithstanding the foregoing, if Delivery of the Premises has not occurred by the Commencement Date, then the Commencement Date shall be the actual date of Delivery of the Premises, as advanced day-for-day for each day's delay therein that is Tenant Delay. Landlord shall not be liable for any damage incurred by Tenant as a result of any delay in Delivery of the Premises, and this Lease shall not thereby become void or voidable. "TENANT DELAY" means delay in the Delivery of the Premises caused by any of the following: (i) non-compliance by Tenant with matters to be performed by Tenant or Tenant's agents as specified in Exhibit B; (ii) Tenant's failure to respond within a reasonable time during the design or construction periods to requests for approval, consent, explanation or interpretation of anything relating to the construction of Landlord's Work; (iii) the effect of any change orders or other revisions of any items of Landlord's Work initiated or necessitated by Tenant or its agents; or (iv) any other cause within Tenant's exclusive control that adversely affects the date of Delivery of the Premises.
4.2. DELIVERY OF THE PREMISES. Upon completion of Landlord's Delivery Work, the parties shall jointly inspect the Premises. If any defects in
Landlord's Delivery Work exist at the time of such inspection, Tenant shall notify Landlord thereof in writing upon its inspection of the Premises and Landlord shall correct such defects; provided, however, that Delivery of the Premises to Tenant shall be delayed only if the existence of any such defects would materially adversely affect Tenant's occupancy of the Premises, in which case the date of Delivery of the Premises shall be the date upon which Landlord notifies Tenant that such defects have been substantially corrected. Upon inspection and Delivery of the Premises to Tenant, Tenant shall at Landlord's request sign a written statement acknowledging Tenant's inspection and acceptance of the Premises. If Tenant shall fail to contact Landlord and inspect the Premises within five (5) days after notice from Landlord that Landlord's Delivery Work has been substantially completed, Landlord's notice shall be conclusive and binding and Delivery of the Premises shall be deemed to have occurred on the last day of the five-day period. If a dispute shall arise between Landlord and Tenant as to completion of any of Landlord's Work, the certificate of Landlord's architect shall be binding and conclusive upon all parties. Notwithstanding the foregoing, unless otherwise agreed to, if Tenant shall begin Tenant's Work or shall otherwise occupy the Premises prior to substantial completion of Landlord's Delivery Work, Delivery of the
Premises shall be deemed to have been the date of such commencement of Tenant's Work or other occupancy of the Premises.
4.3. TERMINATION FOR NON-COMMENCEMENT. Notwithstanding the foregoing, in the event that Delivery of the Premises has not occurred within six months after Lessee and Lessor have executed this Lease, then for a period of ten
(10) days after the expiration of such six-month period either party not in default hereunder may cancel and terminate this Lease, without any liability to the other party, upon written notice to the other party; and provided further, however, that if such written notice of termination is not delivered by either party within the ten-day period, the foregoing right to terminate this Lease shall itself terminate and be of no further force or effect.
4.4. MEMORANDUM OF COMMENCEMENT DATE. Following the Delivery of the Premises, Landlord shall prepare and forward to Tenant two copies of a written Memorandum of Commencement Date, signed by Landlord, confirming the Commencement Date and the date on which the Term will expire. Within ten (10) days after receipt thereof, Tenant shall sign and return one copy of the Memorandum of Commencement Date, indicating either Tenant's agreement with the matters set forth therein or any areas of disagreement. Tenant's failure to return a copy of the Memorandum of Commencement Date within such ten-day period shall be conclusively deemed Tenant's agreement with all matters set forth therein. Any dispute or disagreement on Tenant's part as to the Commencement Date set forth in such memorandum shall, at the election of either party, be submitted to final, binding arbitration in San Diego, California under the Commercial Arbitration Rules of the American Arbitration Association.
4.5.          EARLY  POSSESSION.  If Tenant occupies the Premises prior to the
Commencement Date, such occupancy shall be subject to all provisions of this Lease and shall not advance the Expiration Date, and Tenant shall pay monthly Base Rent for such period at the initial rate set forth in Section 1.7.
5.          RENT.
     5.1. GENERAL. From and after the Commencement Date, Tenant agrees to pay Landlord, in advance, on the first day of each and every calendar month during the Term, Base Rent and Additional Rent as specified in this Section. Payment of all such rent shall be without offset or demand, shall be in lawful money of the United States of America and shall be made at the address set forth for Landlord herein or at such other place as Landlord may direct.
5.2. BASE RENT. Base Rent shall initially be in the amount per month set forth in Section 1.7.

5.3. ANNUAL ADJUSTMENT TO BASE RENT. Base Rent shall be increased during the Term in accordance with the schedule set forth in Section 1.9.
5.4. OPERATING EXPENSES. The parties intend that, subject only to the specific exceptions set forth herein, this Lease be absolutely net to Landlord. Accordingly, in addition to Base Rent and subject to the provisions of this Section and Section 27 of the Addendum to Lease, Tenant shall pay, as Additional Rent, Tenant's Share of Operating Expenses incurred by Landlord during each calendar year of the Term, pursuant to the following terms and conditions:
     (a) Landlord shall provide to Tenant, at or before the Commencement Date, a good faith estimate of Tenant's Share of Operating Expenses that Landlord anticipates will actually be incurred for the calendar year in which the Commencement Date occurs. Landlord shall also provide to Tenant, as soon as possible following the first day of each succeeding calendar year, a good faith estimate of Tenant's Share of Operating Expenses with respect to such succeeding calendar year of the Term.
(b) Each annual estimate of Tenant's Share of Operating Expenses determined by Landlord pursuant to this Section shall be divided into twelve
(12) equal monthly installments. Tenant shall pay to Landlord such monthly installment of Tenant's Shares of Operating Expenses with each monthly payment of Base Rent. In the event the estimated amount of Tenant's Share of Operating Expenses has not yet been determined for any calendar year, Tenant shall pay the monthly installment in the estimated amount determined for the preceding calendar year until the estimate for the current calendar year has been provided to Tenant, at which time Tenant shall pay any shortfall for the preceding months of the calendar year and shall thereafter make the monthly installment payment in accordance with the current estimate.
(c) Within sixty (60) days following the end of each calendar year of the Term, Landlord shall determine and provide to Tenant a statement setting forth the amount of Operating Expenses actually incurred with respect to such calendar year. In the event that Tenant's Share of such actual Operating
Expenses exceeds the sum of the monthly installments actually paid by Tenant for such calendar year, Tenant shall pay the difference to Landlord, within thirty (30) days following receipt of such statement. In the event the sum of such installments exceeds Tenant's Share of such Operating Expenses actually incurred, the difference shall be applied as a credit to future installments of Tenant's Share of Operating Expenses.
(d) Upon written request of Tenant, Landlord shall provide an accounting of the Operating Expenses for the preceding calendar year. Landlord shall keep at its home office full, accurate and separate books of account with backup documentation of Operating Expenses for a period of three full years after the end of each calendar year, which Tenant shall have the right to examine and copy at no expense to Landlord, at reasonable times and upon reasonable notice. Tenant shall have the right, upon twenty (20) days' prior notice to Landlord, not more frequently than annually and at Tenant's sole cost and expense, to conduct an audit of Landlord's books and records regarding such Operating Expenses to confirm the accuracy of Landlord's accounting; provided, however, that such audit shall not unreasonably interfere with the conduct of Landlord's business.
     5.5. LATE CHARGES. Tenant acknowledges that late payment by Tenant to Landlord of Base Rent or Additional Rent due hereunder will cause Landlord to incur costs not contemplated by this Lease, the exact amount of which is extremely difficult to ascertain. Such costs include, but are not limited to, processing and accounting charges, and late charges which may be imposed upon Landlord by the terms of any mortgage or deed of trust covering the Premises. Therefore, if any payment of Base Rent is not paid within five (5) days after the date due, Tenant shall pay to Landlord ten percent (10%) of the amount due; and if Additional Rent is not paid within five (5) days after the date due, Tenant shall pay to Landlord ten percent (10%) of the amount due or Two Hundred Fifty Dollars ($250.00), whichever is greater; provided, however, that for the first such delinquency in any calendar year, the late charge will not be imposed unless and until the payment of Base Rent or Additional Rent has not been paid within five (5) days after written notice of delinquency from Landlord. The parties agree that such late charge represents a fair and reasonable estimate of the costs that Landlord will incur by reason of the late payment by Tenant. The late charge shall be deemed Additional Rent and the right to require it shall be in addition to all of Landlord's other rights and remedies hereunder or at law and shall not be construed as limiting Landlord's remedies in any manner.
6.          SECURITY  DEPOSIT.
     Tenant shall pay has paid to Landlord, immediately upon execution of this Lease, a security deposit in the amount set forth at Section 1.10 ("SECURITY DEPOSIT"). The Security Deposit shall be held by Landlord as security for the faithful performance by Tenant of all of the terms, covenants and conditions of this Lease to be kept and performed by Tenant. If Tenant defaults with respect to any provision of this Lease, including, but not limited to, the provisions relating to the payment of rent, Landlord may (but shall not be required to) use, apply or retain all or any part of the Security Deposit for the payment of any rent or any other sum in default, or for the payment of any other amount which Landlord may spend or become obligated to spend by reason of Tenant's default or to compensate Landlord for any other loss or damage which Landlord may suffer by reason of Tenant's default. If any portion of the Security Deposit is so used or applied, Tenant shall, upon demand therefor, deliver cash to Landlord in an amount sufficient to restore the Security Deposit to its original amount, and Tenant's failure to do so shall be a material breach of this Lease. Landlord shall not be required to keep the Security Deposit separate from its general funds, and Tenant shall not be entitled to interest thereon. If Tenant shall fully and faithfully perform every provision of this Lease to be performed by it, the Security Deposit or any balance thereof shall be returned to Tenant (or at Landlord's option, to the last assignee of Tenant's interests hereunder) at the expiration of the Term, provided that Landlord may retain the Security Deposit until such time as any amount due from Tenant under this Lease has been determined and paid in full.
7.          USE.
     7.1. PERMITTED USE. The Premises shall be used and occupied only for the purposes and activities set forth in Section 1.13 above, and for no other uses or purposes whatsoever. If any governmental license or permit shall be required for the proper and lawful conduct of Tenant's business or other activity carried on in the Premises, or if a failure to procure such a license or permit might or would in any way affect Landlord or the Business Park, then Tenant, at Tenant's expense, shall (i) duly procure and thereafter maintain such license or permit and submit the same for inspection by Landlord, and
(ii)  at  all  times,  comply  with  the  requirements of each such license or permit.
7.2. CONDITION OF PREMISES. Landlord warrants to Tenant, but without regard either to any Tenant's Work or to the use for which Tenant will use the Premises, that as of the date of Delivery of the Premises, the Premises do not violate the Declaration or any other covenants or restrictions of record or any applicable building code, regulation or ordinance in effect on the date of this Lease. In the event it should be determined that this warranty has been violated, then after written notice from Tenant, Landlord shall promptly, at its sole cost and expense, rectify any such violation. In the event Tenant does not give Landlord any such written notice of violation within three (3) months after the Commencement Date, the correction of such violation shall thereafter be Tenant's obligation, to be performed at Tenant's sole cost and expense. The foregoing warranty shall be of no force or effect if, prior to the date of this Lease, Tenant was the owner or occupant of the Premises, in which event Tenant shall correct any such violation whenever determined to exist, at Tenant's sole cost and expense.
7.3. COMPLIANCE WITH REQUIREMENTS. Subject to Section 7.2 above, Tenant shall, at Tenant's expense, promptly comply with all applicable statutes, ordinances, rules, regulations, applicable covenants and restrictions of record, and requirements of any fire insurance underwriters of rating bureaus, now in effect or which may hereafter come into effect during the Term, whether or not they reflect a change in policy from that now existing, relating in any manner to the Premises and the occupation and use by Tenant of the Premises. Tenant shall not use or permit the use of the Premises in any manner that will tend to create waste or a nuisance or shall tend to disturb other occupants of the Business Park. Without limiting the generality of the foregoing, Tenant shall, at its sole cost and expense, comply promptly with all Hazardous Materials Laws and with all environmental laws and ordinances applicable to the conduct of Tenant's business, including all air quality and air pollution regulations of the regional air pollution control district. If at any time it reasonably appears to Landlord that Tenant is not fulfilling its obligations under this Section, Landlord may cause to be performed, at Tenant's sole cost, an audit or inspection of the Premises to evaluate Tenant's compliance herewith.
7.4. COMPLIANCE WITH AMERICANS WITH DISABILITIES ACT. Landlord shall ensure that as of the date of this lease, the design and construction of the Building, the Premises and any Common Areas are in compliance with Title III of the Americans With Disabilities Act ("ADA") and other applicable laws and regulations that relate to access by the disabled or handicapped. Tenant shall be responsible for compliance with the ADA and related statutes with respect to any alterations or improvements to the Premises and the operation of any businesses conducted from the Premises; Landlord shall have no responsibility or liability with respect thereto. In the event of any changes to the ADA or other applicable statutes, or any rules or regulations promulgated pursuant thereto, that become effective after the date of this Lease, Tenant shall be responsible, at its sole expense, for any necessary alterations or improvements to the Premises, and Landlord shall be responsible for any necessary alterations or improvements to the Building or any Common Areas; provided, however, that Landlord's costs and expenses incurred in connection with any such alterations or improvements shall be conclusively deemed to be Operating Expenses, notwithstanding the classification of such costs and expenses as capital items in accordance with generally accepted accounting practice; provided, however, that Landlord shall not include in Operating Expenses amortization of any ADA cost incurred solely for improvements to the leased Premises or another tenant in the Business Park and not part of a more general program of compliance with amendments to or subsequent regulations issued under the ADA.
7.5. RULES AND REGULATIONS. Tenant shall at all times comply with the Declaration and with the rules and regulations for the Business Park. A copy of the rules and regulations in existence on the date of this Lease is attached hereto as Exhibit C, but Landlord reserves the right to amend the rules and regulations at any time by giving notice of amendment to Tenant, if Landlord determines such amendments to be to the best interests of the Building and its tenants. Tenant shall not be bound by any such amended rules and regulations until Tenant has received a written copy thereof. Landlord agrees that the rules and regulations shall be enforced in a uniform and non-discriminatory manner; provided, however, that Landlord shall not be liable to Tenant for Landlord's failure to enforce the rules and regulations against any other tenants of the Project.
8.          MAINTENANCE,  REPAIRS  AND  ALTERATIONS.
     8.1.          TENANT'S  OBLIGATIONS.
     (a) Tenant shall keep and maintain in good, sanitary order, condition and repair (including replacement of parts and equipment if necessary) the Premises and every part thereof and any and all appurtenances thereto wherever located, including, without limitation, the interior surfaces of the exterior wall, the exterior and interior portion of all doors, door frames, door checks, windows (including window sashes, casements and frames), plate glass, storefront, Tenant's signs, all plumbing and sewage facilities within the Premises (including free flow up to the main sewer line), fixtures, heating and air conditioning (subject to (b) below) and electrical systems (whether or not located in the Premises), fire sprinkler system, walls, floor and ceilings, and all other repairs, replacements, renewals and restorations, interior and exterior, ordinary and extraordinary, foreseen and unforeseen, and all other work performed, and additions, alterations, and improvements installed by or on behalf of Tenant. Any glass broken shall promptly be replaced by Tenant with glass of the same quality, size and kind. If Tenant shall fail to replace same within seventy-two (72) hours after such glass is broken, Landlord shall have the right, but shall not be obligated, to replace such glass, in which event Tenant shall, promptly upon demand therefor by Landlord, reimburse Landlord for expenses incurred by Landlord in connection therewith.
(b)          Landlord  herein  elects  to  maintain  the HVAC system through a maintenance contract which will be procured by Landlord. Tenant shall reimburse Landlord, upon demand and as Additional Rent, for Landlord's costs thereof. The parties acknowledge that through the Initial Term and any Extension Term, Tenant shall be responsible for payment to Landlord upon demand and as Additional Rent, of any part or component that may need repair or replacement for the HVAC System(s) which serve only the Premises.

(c) Tenant shall, at Tenant's sole cost and expense, comply with all laws, rules, orders, ordinances, directions, regulations and legal requirements of federal, state, county or municipal governmental authorities now or hereafter affecting or applying to the Premises, including, without limitation, the Americans With Disabilities Act. Notwithstanding the foregoing, if any such laws, ordinances, regulations or orders shall require structural alterations to be made to the Building (such as the installation of sprinklers), and if such alterations are required generally in all warehouse/industrial buildings in San Diego and are not required as a result of the specific nature of Tenant's design, layout, configuration or use of the Premises or caused by Tenant or any of its employees, agents, contractors or subtenant's, then it shall be Landlord's responsibility to make such structural alterations. If the law, ordinances, regulation or order requiring the structural alteration was adopted or became effective after the date of this Lease, then amortization, in accordance with generally accepted accounting principles consistently applied, of Landlord's costs and expenses incurred in making such structural alterations, together with interest incurred by Landlord in connection therewith, shall be included within Operating Expenses. If the structural alteration was required by a law, ordinance, regulation or order that was adopted and became effective prior to the date of this Lease, then no such amortization shall be permitted, and Landlord shall be solely responsible for the costs and expenses associated therewith.
     8.2. CONDITION ON TERMINATION. On the last day of the Term, or on any sooner termination, Tenant shall surrender the Premises to Landlord in the same condition as received, ordinary wear and tear excepted, clean and free of debris. Any damage or deterioration of the Premises shall not be deemed ordinary wear and tear if the same could have been prevented by good maintenance practices. Tenant shall repair any damage to the Premises occasioned by the installation or removal of Tenant's trade fixtures, alterations, furnishings and equipment, and shall leave all air lines, power panels, electrical distribution systems, lighting fixtures, HVAC systems, plumbing and fencing in good operating condition.
8.3. LANDLORD'S RIGHTS. If Tenant fails to perform Tenant's obligations under Section 8.1 or 8.2 or under any other provision of this Lease, Landlord may enter the Premises after three (3) days' prior written notice to Tenant (except in the case of emergency, in which case no notice shall be required) and perform such obligations on Tenant's behalf and put the Premises in good order, condition and repair, and the cost thereof together with interest thereon from the date incurred at the maximum rate then allowed by law shall be due and payable as Additional Rent to Landlord together with Tenant's next Base Rent installment.
8.4. LANDLORD'S OBLIGATIONS. Except for any Landlord's Work as set forth in Exhibit B, and Sections 13 and 14 relating to damage and condemnation, and the provisions in this Section 8.4 below which relate solely to multi-tenant buildings, the parties intend that Landlord shall have no obligation whatsoever to repair and maintain the Premises or the equipment therein, whether structural or non-structural, all of which the parties intend to be obligations of Tenant pursuant to this Section 8. Notwithstanding the foregoing provisions of Paragraphs 8.1 to 8.4, Landlord and Tenant acknowledge that Landlord shall keep in good condition and repair the foundations, exterior walls, structural condition of interior bearing walls, and roof of the Building, as well as the Common Areas, and all costs and expenses incurred by Landlord in connection therewith shall be included within Operating
Expenses. Landlord shall have no obligation to make repairs under this Section until a reasonable time after receipt of written notice from Tenant of the need for such repairs.
8.5. WAIVER. Tenant expressly waives all rights to make repairs at the expense of Landlord or deduct any amounts from rent as provided in any statute or law in effect during the Term of this Lease, including its rights under the provisions of 1941 and 1942 of the Civil Code of the State of California.
8.6.          ALTERATION  AND  ADDITIONS.
     (a) Tenant shall not, without Landlord's prior written consent which shall not be unreasonably withheld, make any alterations, improvements, additions, or Utility Installations in, to or about the Premises. Tenant shall make no change or alteration to the exterior of the Building without Landlord's prior written consent, which consent may be withheld for any reason in Landlord's sole discretion and which may at Landlord's discretion be conditioned upon Tenant's providing Landlord, at Tenant's sole cost and expense, a lien and completion bond in an amount equal to one and one-half (1 1/2) times the cost of the work; provided however, that Tenant shall be entitled to perform alterations with a total cost of less than $5,000, which do not affect the Building's structure or mechanical or electrical systems or require issuance of a permit by the City of San Diego, upon written notice to but without obtaining the prior approval of Landlord. As used in this Section, the term "UTILITY INSTALLATIONS" shall mean carpeting, window coverings, air lines, power panels, electrical distribution systems, lighting fixtures, space heaters, air conditioning, plumbing and fencing. Landlord may require that Tenant remove at the expiration of the Term any or all alterations, improvements, additions or Utility Installations which were not part of the original Tenant Improvements, and restore the Premises and the Common Areas to their prior condition; provided, however, that Tenant shall not be obligated to remove any such alterations, improvements, additions or Utility Installations that were affirmatively approved in advance by Landlord unless Landlord so advised Tenant at the time of approval. Should Tenant make any alterations, improvements, additions or Utility Installations without the prior approval of Landlord, for which Landlord's approval or consent was required hereunder, Landlord may, at any time during the Term of this lease, require that Tenant remove any or all of the same.
(b) Except for improvements to be accomplished by Landlord at its expense, if any, Tenant shall pay, when due, all claims for labor or materials furnished or alleged to have been furnished to or for Tenant at or for use in the Premises, which claims are or may be secured by any mechanic's or materialmen's lien against the Building or any interest therein. Tenant shall give Landlord not less than ten days' notice prior to the commencement of any work in the Premises, and Landlord shall have the right to post notices of non-responsibility in or on the Premises or the Building as provided by law. If Tenant shall, in good faith, contest the validity of any such lien, claim or demand, then Tenant shall, at its sole expense, defend itself and Landlord against the same and shall pay and satisfy any adverse judgment that may be rendered thereon before the enforcement thereof against the Landlord or the Building, upon the condition that if Landlord shall require, Tenant shall furnish to Landlord a surety bond satisfactory to Landlord in an amount equal to one and one-half (1 ) times the amount of such contested lien claim or demand, indemnifying Landlord against liability for such claim or lien and for all costs of defense thereof, of obtaining the release of any lien, and of making the Building free from the effect of such lien or claim. In addition, Landlord may require Tenant to pay Landlord's attorneys' fees and costs in participating in such action if Landlord shall decide it is in Landlord's best interest to do so. In any event, Landlord may pay the lien claim prior to the enforcement thereof, in which event Tenant shall reimburse Landlord in full, including attorneys' fees for any such expense, as Additional Rent, with the next due rents.
(c) All alterations, improvements, additions and Utility Installations (exclusive of all trade fixtures of Tenant) which may be made on the Premises, shall be the property of Landlord and shall remain upon and be surrendered with the Premises at the expiration of the Lease term, unless Landlord requires their removal. Notwithstanding the provisions of this Section 8.6, Tenant's machinery and equipment (other than Utility Installations), other than that which is affixed to the Premises so that it cannot be removed without material damage to the Premises or the Building, shall remain the property of Tenant and may be removed by Tenant subject to the provisions of
Section  8.2.
9.          TAXES
     9.1. REAL PROPERTY TAXES. Landlord shall pay all Real Property Taxes with respect to the Building and the Project, which shall be included in Operating Expenses. If the Premises are separately assessed, or included within an assessor's parcel that does not encompass the entire Project, Landlord shall adjust Tenant's Share of Operating Expenses as it relates to Real Property Taxes, to reflect the proportion between the area of the
Premises  and  the  total  area  of  the  assessor's  parcel  encompassing the
Premises.
9.2. PERSONAL PROPERTY TAXES. Tenant shall pay prior to delinquency all taxes assessed against and levied upon trade fixtures, furnishings, equipment and all other personal property of Tenant contained in the Premises or
elsewhere.    When  possible,  Tenant  shall  cause  said  trade  fixtures, furnishings, equipment and all other personal property to be assessed and billed separately from the real property of Landlord. If any of Tenant's said personal property shall be assessed with Landlord's real property, Tenant shall pay to Landlord the taxes attributable to Tenant within ten days after a receipt of a written statement setting forth the taxes applicable to Tenant's property.
10.          UTILITIES.
     Tenant shall be solely responsible for, shall arrange for, and shall promptly pay all charges, including meter and connection fees, for water, gas, electricity, sewer, and any other utility used upon or furnished to the Premises. In the event any such utility is not separately metered, Tenant shall pay its share of the cost thereof, as equitably determined by Landlord, as Additional Rent, as part of Operating Expenses. In this regard, Tenant acknowledges and agrees that if Tenant's use of the Premises results in a disproportionately heavy use of water or other commonly metered utilities, then Landlord, at Landlord's discretion, and in a reasonable and equitable manner, may adjust Tenant's Share of Operating Expenses to reflect such disproportionately heavy use. Landlord does not warrant that any services
Landlord supplies will not be interrupted, e.g., because of accidents, repairs, alterations, improvements or any reason beyond the reasonable control of Landlord and no such interruption not caused by Landlord shall: (i) be considered an eviction or disturbance of Tenant's use and possession of the Premises; (ii) entitle Tenant to terminate this Lease; (iii) make Landlord liable to Tenant for damages; (iv) abate Base Rent, Additional Rent or any other sums due hereunder; or (v) relieve Tenant from performing its obligations hereunder.
11.          INSURANCE.
     11.1. LIABILITY INSURANCE-TENANT. Prior to the earlier of the Commencement Date or Tenant's occupancy of the Premises, Tenant, at its own expense, shall obtain from and shall thereafter keep in force with companies reasonably acceptable to Landlord, commercial general liability insurance applying to the use and occupancy of the Premises, or any areas adjacent thereto, and the business operated by Tenant or any other occupant on the Premises. Such insurance shall: include broad form contractual liability insurance coverage specifically insuring all of Tenant's indemnity obligations under this Lease; have a minimum combined single limit liability of at least $2,000,000; be written to apply to all bodily injury, property damage, personal injury and other covered loss, however occasioned, occurring during the policy term; contain endorsements deleting any employee exclusion on personal injury coverage; include products and completed operations coverage; provide for severability of interests or a cross-liability provision or endorsement; be endorsed to delete any liquor liability exclusion; and afford coverage for all claims based on acts, omissions, injury and damage, which claims occurred or arose (or the onset of which occurred or arose) in whole or in part during the policy period. The foregoing policy of insurance shall name Landlord and any parties designated by Landlord as additional insureds, and shall include a per-location endorsement, Form C62504 or equivalent. In addition, Tenant shall maintain non-owned automobile liability insurance. The policy limits herein specified shall be increased from time to time upon written demand from Landlord, if circumstances reasonably justify such increases. Tenant shall furnish Landlord with a certificate of such insurance within thirty days after the Commencement Date and whenever requested shall satisfy Landlord that such policy is in full force and effect. The policy shall be endorsed to provide that its coverage shall be primary and noncontributing with any insurance carried by Landlord, and shall be further endorsed to provide that it shall not be canceled or altered without thirty days' prior written notice to Landlord.
11.2. LIABILITY INSURANCE-LANDLORD. Landlord shall obtain and keep in force during the Term commercial general liability insurance, insuring against liability for injury to or death of persons and loss of or damage to property occurring in or on the Common Areas. Landlord's liability insurance shall be in amount of not less than $2,000,000 combined single limit per occurrence for bodily and personal injury and property damage.
11.3.          PROPERTY  INSURANCE-LANDLORD.
     (a) Landlord shall maintain in full force and effect at all times a standard policy or policies insuring against "all risk" perils (also known as "special perils") covering the Building and other improvements owned by Landlord in the Business Park in an amount at least sufficient to avoid the effects of coinsurance provisions of the policy or policies (i.e., not less than ninety percent [90%] of the actual replacement cost of the Building and other improvements, without deduction for depreciation and excluding foundations, excavation costs and the cost of underground flues, pipes and drains, if such costs are properly excludable under coinsurance requirements).

 Such insurance shall include (i) a standard form of lender's loss payable endorsement, issued to the holder or holders of a mortgage or deed of trust secured in whole or in part by the Building and the other property on which the insured improvements are located; (ii) at Landlord's sole option, coverage for flood or earthquake or both; and (iii) rental income insurance equal to Base Rent and Operating Expenses for up to one year. In addition, Landlord shall obtain and keep in force during the Term such other insurance as Landlord deems advisable.
(b) Tenant shall pay for any increase in the property insurance of the Building or such other building or buildings if the increase is caused by Tenant's acts, omissions, use or occupancy of the Premises. Tenant shall not do or permit to be done anything which shall invalidate the insurance policies referred to in this Section 11.3. If Tenant does or permits to be done anything which shall increase the cost of the insurance policies referred to in this Section 11.3, then Tenant shall within thirty (30) days after demand therefor by Landlord reimburse Landlord for any additional premiums attributable to any act or omission or operation of Tenant causing such increase in the cost of insurance. Landlord shall deliver to Tenant a written statement setting forth the amount of any such insurance cost increase and showing in reasonable detail the manner in which it has been computed.
     11.4. PROPERTY INSURANCE-TENANT. Tenant shall pay for and shall maintain in full force and effect at all times, a standard policy insuring against "all risk" perils (also known as "special perils"), covering all exterior glass, whether plate or otherwise, and all interior glass, stock in trade, merchandise, trade fixtures, equipment and other personal property located in the Premises and used by Tenant in connection with its business. Tenant shall furnish Landlord with a duly executed certificate evidencing such coverage at the commencement of the Term and not less than thirty (30) days before the expiration of the term of such coverage.
11.5. INSURANCE POLICIES. Each policy of insurance required to be maintained by Tenant hereunder shall name Landlord, and any other parties in interest designated by Landlord, as additional insureds and shall contain a clause that the insurer will not cancel or change such insurance without first giving Landlord thirty (30) days' prior written notice. Such insurance may be furnished by Tenant under any blanket policy carried by it or under a separate policy therefor; provided that such blanket policy shall contain an endorsement that names Landlord (and any other parties in interest designated by Landlord) as an additional insured, references the Premises and guarantees that a minimum limit equal to the insurance amounts required in this Lease will be available specifically for the Premises. All insurance shall be with a good and solvent insurance company authorized to do business in the State in which the Business Park is located, having a minimum rating of A and X in Best's Insurance Guide. A copy of the paid-up policy or other evidence reasonably satisfactory to Landlord shall be delivered to Landlord prior to the Term Commencement Date and not less than thirty (30) days prior to each renewal or extension of such policy of insurance. In the event that Tenant shall deliver a certificate of insurance in lieu of a copy of the paid-off insurance policy at any time during the Term of this Lease, a copy of such insurance policy shall be provided to Landlord as soon thereafter as practicable. No policy of insurance under this Section shall provide for a deductible in excess of Ten Thousand Dollars ($10,000), provided that Tenant shall remain obligated for the insurance deductible. All public liability, property damage or casualty policies and the coverage evidenced thereby shall be primary with respect to any policies carried by Landlord and any coverage carried by Landlord shall pay only amounts in excess of the limits in said policies of Tenant. In addition to the foregoing, in the event Tenant fails to provide to keep in force any of the insurance required pursuant to this
Section 11, then Landlord, in its discretion and without waiving any of its rights under this Lease, may provide such insurance, in which event the cost thereof shall be payable by Tenant to Landlord as Additional Rent on the first day of the calendar month immediately following demand therefor from Landlord.
11.6. WAIVER OF SUBROGATION. Each party hereby waives any and all rights of recovery against the other party hereto and its officers, agents, employees, or representatives, and Tenant hereby waives any rights it may have against any trust deed holder, for the loss, damage, or injury to property arising from any event which is covered by insurance against fire, vandalism, malicious mischief, and extended coverage, and such other perils as are from time to time included in the "all risk" insurance policy(ies) carried by

Landlord and Tenant pursuant to this Section 11, provided that such waiver shall apply only to the extent of any recovery by the injured party under such insurance. In the event the other party is a self-insurer (as may be permitted herein), such waiver shall be to the limit of that insurance required to be carried hereunder. Each party hereto, on behalf of its respective insurance companies hereby waives, to the extent of any recovery under any such insurance policies, any right of subrogation that one may have against the other, and Tenant, on behalf of its insurance companies, hereby waives any right of subrogation which such insurer may have against any trust deed holder. Each party hereto shall cause its respective insurance policies to contain endorsements evidencing such waivers of subrogation. The foregoing releases and waivers of subrogation shall be operative only so long as same shall neither preclude the obtaining of insurance nor diminish, reduce or impair the liability of any insurer. In the event that a waiver of subrogation cannot be obtained, the other party is relieved of the obligation to obtain a waiver of subrogation rights with respect to the particular insurance involved.
12.          WAIVER  AND  INDEMNITY.
     12.1. WAIVER AND EXEMPTION OF LANDLORD FROM LIABILITY. Tenant hereby agrees that except for damage or injury resulting from Landlord's sole active negligence or willful misconduct, Landlord shall not be liable for injury to Tenant's business or any loss of income, including damage to the goods, wares, merchandise or other property of Tenant or of Tenant's employees, invitees, customers, or any other person in or about the Premises, or the Common Areas. Landlord shall not be liable, except when the damage or injury is a result of Landlord's sole active negligence or willful misconduct, for injury to the person of Tenant, Tenant's employees, agents or contractors, whether such damage or injury is caused by or results from fire, steam, electricity, gas, water or rain, or from the breakage, leakage, obstruction or other defects of pipes, sprinklers, wires, appliances, plumbing, air conditioning or lighting fixtures or from any other cause, whether said damage or injury results from conditions arising upon the Premises, or the Common Areas or from other sources or places and regardless of whether the cause of such damage or injury or the means of repairing the same is inaccessible to Tenant. Landlord shall not be liable for any damages arising from any act or neglect of any other tenant, occupant or use of the Business Park or from the failure of Landlord to enforce the provisions of any other lease in the Business Park. Tenant, as a material part of the consideration to Landlord, hereby assumes all risk of damage to property of Tenant or injury to persons, in, upon or about the Premises and elsewhere arising from the above or any other causes, and Tenant hereby waives all claims in respect thereof against Landlord.
12.2. TENANT'S INDEMNITY. Tenant shall indemnify, protect, defend, and hold Landlord and Landlord's officers, directors, employees and agents (collectively, "REPRESENTATIVES") harmless from and against any and all claims, actions, demands, proceedings, losses, damages, costs of any kind or character (including reasonable attorneys' fees and court costs), expenses, liabilities, judgments, fines, penalties, or interest (collectively, "LOSSES"), arising from or out of Tenant's use of the Premises, or from the conduct of Tenant's business or from any activity, work or things done, permitted or suffered by Tenant in or about the Premises or elsewhere. Tenant shall also indemnify, protect, defend, and hold Landlord and Landlord's representatives harmless from and against any and all Losses arising from any breach or default in the performance of any obligation on Tenant's part to be performed under the terms of this Lease, or arising from any act or omission of Tenant, or any of Tenant's agents, contractors, or employees, and from and against all costs, attorneys' fees, expenses and liabilities reasonably incurred in the defense of any such claim or any action or proceeding brought thereon; and in case any action or proceeding be brought against Landlord or any of Landlord's representatives by reason of any such claim, Tenant upon notice from Landlord shall defend the same at Tenant's expense by counsel reasonably satisfactory to Landlord and Landlord shall cooperate with Tenant in such defense. Neither termination of this Lease nor completion of the acts to be performed under this Lease shall release Tenant from its obligations to defend or indemnify Landlord as required hereunder so long as the event upon which any such Loss is predicated shall have occurred prior to the effective date of any such termination or completion.
12.3. LANDLORD'S INDEMNITY. Landlord shall defend, indemnify and hold Tenant and Tenant's representatives harmless from and against any and all Losses arising in any way from (i) the sole active negligence or willful misconduct of Landlord; or (ii) any breach or default in the performance of any obligation on Landlord's part to be performed under this Lease. Landlord shall defend any such action or proceeding brought against Tenant or its representatives at Landlord's expense with counsel reasonably satisfactory to Tenant. Neither termination of this Lease nor completion of the acts to be performed under this Lease shall release Landlord from its obligations to defend or indemnify Tenant as required hereunder so long as the event upon which any such Loss is predicated shall have occurred prior to the effective date of any such termination or completion.
13.          DAMAGE  AND  DESTRUCTION.
     13.1          DEFINITIONS.
     (a) "PARTIAL DAMAGE" shall mean if the Premises are damaged or destroyed to the extent that the cost of repair is less than fifty percent (50%) of the then replacement cost of the Premises.
(b) "TOTAL DESTRUCTION" shall mean if the Premises are damaged or destroyed to the extent that the cost of repair is fifty percent (50%) or more of the then replacement cost of the Premises.
(c) "INSURED LOSS" shall mean damage or destruction which was covered by an event required to be covered by the insurance described in Section 11.3. The fact that an insured Loss has a deductible amount shall not make the loss an uninsured loss.
(d) "REPLACEMENT COST" shall mean the amount of money necessary to be spent in order to repair or rebuild the damaged area to the condition that existed immediately prior to the damage occurring, excluding all improvements made by tenants.
     13.2          PARTIAL  DAMAGE.
     (a) Insured Loss: Subject to the provisions of Sections 11.4 and 11.5, if at any time during the Term there is damage which is an Insured Loss and which falls into the classification of Partial Damage, then Landlord shall, at Landlord's expense, repair such damage to the Premises, but not Tenant's fixtures or equipment, as soon as reasonably possible and this Lease shall continue in full force and effect. In no event, however, shall Landlord be obligated to spend for such repairs more than the amount of available insurance proceeds, plus the amount of any deductible elected by Landlord.
(b) Uninsured Loss: Subject to the provisions of Sections 11.4 and 11.5, if at any time during the Term there is damage which is not an Insured Loss and which falls within the classification of Partial Damage, unless caused by a negligent or willful act of Tenant (in which event Tenant shall make the repairs at Tenant's expense), which damage causes substantial interference with the normal conduct of Tenant's business. Landlord may at Landlord's option either (i) repair such damage as soon as reasonably possible at Landlord's expense, in which event this Lease shall continue in full force and effect, or (ii) give written notice to Tenant within thirty days after the date of the occurrence of such damage of Landlord's intention to cancel and terminate this Lease as of the date of the occurrence of such damage. In the event Landlord elects to give such notice of Landlord's intention to cancel and terminate this Lease, Tenant shall have the right within ten days after the receipt of such notice to give written notice to Landlord of Tenant's intention to repair such damage at Tenant's expense, without reimbursement from Landlord, in which event this Lease shall continue in full force and effect, and Tenant shall proceed to make such repairs as soon as reasonably possible. If Tenant does not give such notice within such ten-day period this Lease shall be canceled and terminated as of the date of the occurrence of such damage.
     13.3 TOTAL DESTRUCTION. Subject to the provisions of Sections 11.4 and 11.5, if at any time during the Term there is damage, whether or not it is an Insured Loss, which falls into the classification of Total Destruction, then Landlord may at Landlord's option either (i) repair such damage or destruction, but not Tenant's fixtures, equipment or tenant improvements (except for tenant improvements initially constructed at the commencement of the Term), as soon as reasonably possible at Landlord's expense, and this Lease shall continue in full force and effect, or (ii) give written notice to Tenant within thirty days after the date of occurrence of such damage of

Landlord's intention to cancel and terminate this Lease, in which case this Lease shall be canceled and terminated as of the date of the occurrence of such damage.
13.4 DAMAGE NEAR END OF TERM. Subject to the following sentence, if at any time during the last year of the Term of this Lease as extended form time to time there is substantial damage, whether or not an Insured Loss, which falls within the classification of Partial Damage, Landlord may at its option cancel and terminate this Lease as of the date of occurrence of such damage by giving written notice to Tenant, within thirty days after the date of occurrence of such damage, of Landlord's election to terminate. Notwithstanding the foregoing, in the event that Tenant has an option to extend or renew this Lease, and the time within which said option may be exercised has not yet expired, Tenant shall exercise such option, if it is to be exercised at all, no later than thirty days after the occurrence of an Insured Loss falling within the classification of Partial Damage during the last year of the Term. If Tenant duly exercises such option during the thirty day period, Landlord shall, at Landlord's expense, repair such damage, but not Tenant's fixtures, equipment or tenant improvements, as soon as reasonably possible and this Lease shall continue in full force and effect; provided, however, that in no event shall Landlord be obligated to spend for such repairs more than the amount of available insurance proceeds, plus the amount of any deductible elected by Landlord. If Tenant fails to exercise such option during the thirty-day period, then Landlord may at Landlord's option terminate and cancel this Lease as of the date of the occurrence of such damage.
13.5 ABATEMENT OF RENT. In the event Landlord repairs or restores the Premises pursuant to the provisions of this Section 13, the rent payable hereunder for the period during which such damage, repair or restoration continues shall be abated in proportion to the degree to which Tenant's normal and customary use of the Premises is impaired. Except for abatement of rent, if any, Tenant shall have no claim against Landlord for any damage suffered by reason of any such damage, destruction, repair or restoration.
13.6. WAIVER. Landlord and Tenant waive the provisions of any statutes which relate to termination of leases when leased property is destroyed and agree  that  such  event  shall  be  governed  by  the  terms  of  this Lease.
14.          CONDEMNATION.
     14.1. TOTAL CONDEMNATION OF PREMISES. If the whole of the Premises shall be taken by any public authority under condemnation, the power of eminent domain, or by a sale in lieu thereof under threat of condemnation (collectively "taking" or "taken" as the case may be), then the Term shall cease as of the day of possession pursuant to such taking, and the Rent shall be paid up to that day. Landlord shall refund such rent as may have been paid in advance for the period subsequent to the date of such possession.
     14.2.          PARTIAL  CONDEMNATION.
     (a) If less than the whole but more than twenty percent (20%) of the Premises shall be taken, Tenant shall have the right to terminate this Lease or, subject to Landlord's right of termination as set forth in Section 14.2(b), to continue in possession of the remainder of the Premises and shall notify Landlord in writing within ten (10) days after notice of such taking of Tenant's intention. If twenty percent (20%) or less of the Premises shall be so taken, the Term shall cease with respect to the part so taken as of the day possession shall be taken, and Tenant shall pay rent up to that day for the part so taken.
(b) If more than twenty percent (20%) of the Building or more than twenty percent (20%) of the Premises shall be taken, Landlord may, by notice to Tenant delivered on or before the date surrendering possession, terminate this Lease.
(c) In the event this Lease is not so terminated, Tenant shall remain in the portion of the Premises not so taken, and all of the terms, provisions, covenants, conditions, and agreements contained herein shall continue in effect with respect to the portion not so taken, except that Base Rent shall be reduced in proportion to the amount of the Premises taken, and Landlord shall, to the extent of severance damages received by Landlord in connection with such condemnation, repair any damage to the Premises caused by such condemnation except to the extent that Tenant has been reimbursed therefor by the condemning authority, Tenant shall pay any amount in excess of such severance damages required to complete such repair.
     14.3. LANDLORD'S AND TENANT'S DAMAGES. Any award for the taking of all or any part of the Premises under the power of eminent domain or any payment made under threat of the exercise of such power shall be the property of Landlord, whether such award shall be made as compensation for diminution in value of the leasehold or for the taking of the fee, or as severance damages; provided, however, that Tenant shall be entitled to any award for loss of or damage to Tenant's trade fixtures, moving costs and removable personal property to the extent separately awarded. Tenant shall have the right to negotiate its award separately with the condemning authority;
provided, however, that Tenant's right to pursue its claim shall be subordinate to the right of Landlord's first lien mortgage to the extent required to discharge the first lien mortgage after application of Landlord's award.
14.4. WAIVER. This Article 14 is in lieu of, and Tenant hereby expressly waives any rights it may have under, any statute governing the condemnation of
the  Premises,  including    1932  and  1933 of the California Civil Code and
1265.130  of  the  California  Code  of  Civil  Procedure.
15.          ASSIGNMENT  AND  SUBLETTING.
     15.1. LANDLORD'S CONSENT REQUIRED. Tenant shall not voluntarily or by operation of law assign, transfer, mortgage, sublet, or otherwise transfer or encumber all or any part of Tenant's interest in the Lease or in the Premises, without Landlord's prior written consent, which shall not be
unreasonably  withheld.    Any  attempted  assignment,  transfer,  mortgage,
encumbrance or sublease without such consent shall be void, and shall constitute a breach of this Lease without the need for notice to Tenant.
15.2. PROCEDURE. In the event Tenant wishes to sublet or assign the Premises, or any portion thereof, Tenant shall submit in writing to Landlord
(i) the name of the proposed sublessee or assignee, (ii) a statement describing the nature of the business to be carried on in the Premises, (iii) a copy of the proposed sublease or assignment, including all terms and conditions thereof, (iv) Landlord's lease application form, completed by the proposed assignee or sublessee, (v) financial statements for the proposed assignee or sublessee, which shall include, at a minimum, prior year and year to date (current to within six months) balance sheets, income and expense statements and sources and uses of cash statements, and (vi) such other financial information regarding such sublessee or assignee as Landlord shall reasonably request.
15.3.          PROVISIONS  APPLICABLE  TO  BOTH  ASSIGNMENT  AND  SUBLETTING.
     (a) No sublessee or assignee shall further assign or sublet all or any part of the Premises without Landlord's prior written consent.
(b) The consent by Landlord to any assignment or sublease shall not constitute a consent to any subsequent assignment or sublease by Tenant or to any assignment or sublease by the sublessee. However, Landlord may consent to subsequent subleases and assignments of the sublease or any amendments or modifications thereto, provided Landlord notifies Tenant or anyone else liable on the Lease or sublease and Landlord shall obtain their consent thereto.
(c) If Tenant subleases the Premises or any part of it or assigns any of its rights under this Lease in and to the Premises, fifty percent (50%) of all rents paid by the sublessee or assignee which are in excess of the amount of Base Rent and Additional Rent then payable by Tenant under this Lease shall be the property of and shall be paid to Landlord. As used herein, "excess" rent shall mean the positive difference, if any, in any given month, resulting from the subtraction of (X) the sum of the Base Rent and Additional Rent paid by Tenant under the Lease, from (Y) the effective rental rate paid by the sublessee or assignee over the entire term of the assignment or sublease, reduced by the costs to Tenant of applicable leasing commissions, attorneys' fees and tenant improvement or relocation expenses incurred by Tenant in connection therewith. The parties acknowledge that the provisions of this Section are a material inducement for Landlord's execution of this Lease and that Tenant has represented and warranted that its sole purpose for entering into this Lease is to obtain possession of the Premises and not to generate revenues from the leasing or subleasing of any portion of the Premises.
(d) In the event of any default under this Lease, Landlord may proceed directly against Tenant, any guarantors or any one else responsible for the performance of this Lease, including the sublessee, without first exhausting Landlord's remedies against any other person or entity responsible therefor to Landlord, or any security held by Landlord or Tenant.
     15.4. PROVISIONS APPLICABLE TO SUBLETTING. Regardless of Landlord's consent, the following terms and conditions shall apply to any sublease by Tenant of all or any part of the Premises and shall be included in subleases.
     (a) Tenant hereby assigns and transfers to Landlord all of Tenant's interest in all rentals and income arising from any sublease made by Tenant, and Landlord may collect such rent and income and apply the same toward Tenant's obligations under this Lease; provided, however, that until a default shall occur in the performance of Tenant's obligations under this Lease, Tenant may receive, collect and enjoy the rents accruing under such sublease. Landlord shall not, by reason of any assignment of such sublease to Landlord or by reason of the collection of the rents from a sublessee, be deemed liable to the sublessee for any failure of Tenant to perform and comply with any of Tenant's obligations to such sublessee under such sublease. Tenant hereby irrevocably authorizes and directs any such sublessee, upon receipt of a written notice from Landlord stating that a default exists in the performance of Tenant's obligations under this Lease, to pay to Landlord the rents due and to become due under the sublease. Tenant agrees that such sublessee shall have the right to rely upon any such statement and request from Landlord, and that such sublessee shall pay such rents to Landlord without any obligation or right to inquire as to whether such default exists and notwithstanding any notice from or claim from Tenant to the contrary, Tenant shall have no right or claim against such sublessee or Landlord for any such rents so paid by said sublessee to Landlord.
(b) No sublease entered into by Tenant shall be effective unless and until it has been approved in writing by Landlord. By entering into a sublease, any sublessee shall be deemed, for the benefit of Landlord, to have assumed and agreed to comply with all of Tenant's obligations hereunder, except to the extent such obligations are contrary to or inconsistent with provisions contained in a sublease to which Landlord has expressly consented in writing.
(c) Landlord's written consent to any sublease of the Premises by Tenant shall not constitute an acknowledgment that no default then exists under this Lease of the obligations to be performed by Tenant nor shall such consent be deemed a waiver of any then existing default, except as may be otherwise stated by Landlord at the time in writing.
(d) With respect to any sublease to which Landlord has consented, Landlord agrees to deliver a copy of any notice of default by Tenant of the sublessee. Such sublessee shall have the right to cure a default of Tenant within ten days after service of said notice of default upon such sublessee, and the sublessee shall have a right of reimbursement and offset from and against
Tenant  for  any  such  defaults  cured  by  the  sublessee.
(e) If Tenant's obligations under this Lease have been guaranteed by third parties, then a sublease, and Landlord's consent thereto, shall not be effective unless said guarantors give their written consent to such sublease and the terms thereof.
(f) The consent by Landlord to any sublease shall not release Tenant from its obligations or alter the primary liability of Tenant to pay the rent and perform and comply with all of the obligations of Tenant to be performed under this Lease.
(g) In the event Tenant shall default in the performance of its obligations under this Lease, Landlord, at its option and without any obligation to do so, may require any sublessee to attorn to Landlord, in which event Landlord shall undertake the obligations of Tenant under such sublease from the time of the exercise of said option to the termination of such sublease; provided, however, Landlord shall not be liable for any prepaid rents or security deposit paid by such sublessee to Tenant or for any other prior  defaults  of  Tenant  under  such  sublease.
(h) Each and every consent required of Tenant under a sublease shall also require the consent of Landlord.
     15.5. ATTORNEYS' FEES. In the event Tenant shall assign or sublet the Premises or request the consent of Landlord to any assignment or sublease or if Tenant shall request the consent of Landlord for any act Tenant proposes to do, then Tenant shall pay Landlord's reasonable attorneys' fees incurred in connection therewith, such attorneys' fees not to exceed $500.00 for each such request.
15.6. CONTINUING LIABILITY OF TENANT. No transfer permitted by this Section shall release Tenant or change Tenant's primary liability to pay the rent and to perform all other obligations of Tenant under this Lease. Landlord's acceptance of rent from any other person is not a waiver of any provision of this Section. Consent to one transfer is not a consent to any subsequent transfer. If Tenant's transferee defaults under this Lease, Landlord may proceed directly against Tenant without pursuing remedies against
the  transferee.    Landlord  may  consent  to  subsequent  assignments  or
modifications of this Lease by Tenant's transferee, without notifying Tenant or obtaining its consent. Such action shall not relieve Tenant of its liability under this Lease.
15.7. EFFECT OF TERMINATION. In the event of Tenant's surrender of this Lease or the termination of this Lease in any other manner, Landlord may, at its option, either terminate any or all subtenancies or succeed to the interest of Tenant as sublessor thereunder. No merger shall result from Tenant's sublease of the Premises under this Section, Tenant's surrender of this Lease or the termination of this Lease in any other manner.
16.          DEFAULT  BY  TENANT;  REMEDIES.
     16.1. EVENTS OF DEFAULT. The occurrence of any of the following (each, a "DEFAULT") shall constitute a material breach or default by Tenant of its obligations hereunder;
     (a) Failure by Tenant to pay rent when due if the failure continues for three (3) days after notice has been given to Tenant that the rent is delinquent.
(b) Failure by Tenant to perform any provision of this Lease required of it other than clause (a) above if the failure is not cured within ten (10) days after notice has been given to Tenant. If, however, the failure cannot reasonably be cured within the cure period, Tenant shall not be in default of this Lease if Tenant commences to cure the failure within the cure period and diligently and in good faith continues to cure the failure.
(c) To the extent permitted by law, a general assignment by Tenant or any Guarantor of the Lease for the benefits of creditors, or the filing by or against Tenant or any Guarantor of any proceeding under any insolvency or bankruptcy law, unless in the case of a proceeding filed against Tenant or any Guarantor the same is dismissed within sixty (60) days, or the appointment of a trustee or receive to take possession of all or substantially all of the assets of Tenant or any Guarantor, unless possession is restored to Tenant or such Guarantor within thirty (30) days, or any execution or other judicially authorized seizure of all or substantially all of Tenant's assets located upon the Premises or of Tenant's interest in this Lease, unless such seizure is discharged within thirty (30) days (each, an "INSOLVENCY EVENTS").
     16.2. DEFAULT NOTICES. Notices given under this Section will specify the alleged failure or breach and the applicable Lease provisions; and shall demand that Tenant perform the provisions of this Lease or pay the rent that is delinquent, as the case may be, within the applicable period of time or quit the Premises. No such notice shall be deemed a forfeiture or a termination of this Lease unless Landlord so elects in the notice. The purpose of the notice requirements in this Section is to extend the notice requirements of the unlawful detainer statutes. Such notice shall, however, be in lieu of and not in addition to any notice required under the unlawful detainer statutes.
16.3. LANDLORD'S REMEDIES. Landlord shall have the below listed remedies if Tenant commits a default. These remedies are not exclusive; they are cumulative  to  any  remedies  now  or  later  allowed  by  law.
     (a) Landlord may terminate Tenant's right to possession of the Premises at any time. No act by Landlord other than giving notice of termination to Tenant shall terminate this Lease. Acts of maintenance, efforts to relet the Premises or the appointment of a receiver on Landlord's initiative to protect Landlord's interest under this Lease shall not constitute a termination of Tenant's right to possession. On termination, Landlord shall have the right to recover from Tenant:
     (i) The worth at the time of the award of the unpaid rent that had been earned at the time of termination of this Lease;
(ii) The worth at the time of the award of the amount by which the unpaid rent that would have been earned after the date of termination of this Lease until the time of award exceeds the amount of the loss of rent that Tenant proves could have been reasonably avoided;
(iii) The worth at the time of the award of the amount by which unpaid rent for the balance of the Term after the time of award exceeds the amount of the loss of rent that Tenant proves could have been reasonably avoided; and
(iv) Any other amount, including reasonable attorneys' fees and court costs, necessary to compensate Landlord for all detriment proximately caused by Tenant's default or which in the ordinary course of things would be likely to result therefrom.
The phrase "worth at the time of the award" as used in clauses (i) and (ii) above is to be computed by allowing interest at the rate of twelve percent (12%) per annum, but not to exceed the then legal rate of interest. The same phrase as used in clause (iii) above is to be computed by discounting the amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of the award, plus one percent (1%).
     (b) Landlord may exercise the remedy provided in California Civil Code 1951.4, that is, Landlord may continue this Lease in full force and effect, and collect Base Rent and Operating Expenses as they become due, so long as Landlord does not terminate Tenant's right to possession pursuant to
Section 17.3(a) above. During the period that Tenant is in default, Landlord may enter the Premises and relet them or any part of them, to third parties for Tenant's account, for a shorter or longer term than the Term of this Lease, and for such rental and on such other terms as Landlord, in its sole discretion, shall deem advisable and Tenant shall be immediately liable to Landlord for all costs which Landlord incurs in reletting the Premises, including, without limitation, broker's commissions, advertising expenses, the cost of remodeling the Premises which may be required for reletting, and all such similar costs. No act by Landlord pursuant to this Section shall terminate this Lease unless Landlord shall notify Tenant that it elects to terminate this Lease. After Tenant's default and for as long as Landlord does not terminate Tenant's right to possession of the Premises, Tenant shall have the right to assign its interest in the Lease upon the reasonable prior consent of Landlord; provided, however, that Tenant shall not be released from any liability under this Lease as a result of such assignment.
(c) Landlord may, after expiration of any applicable cure period, unless there is an emergency (in which case Landlord need not wait), correct or remedy any failure of Tenant not timely cured. The reasonable cost paid by Landlord to correct or remedy any such default will immediately become due and payable to Landlord an additional rent.
(d) Nothing contained in this Lease shall limit Landlord to the remedies specifically set forth in this Section 16.3. Upon Tenant's default or breach, Landlord shall be entitled to exercise any right or remedy then provided by law, including without limitation the right to obtain injunctive relief and the right to recover all damages caused by Tenant's default or breach in the performance of any of its obligations under this Lease.
     16.4. INTEREST. Any amount owed to Landlord under the terms and provisions of this Lease which is not paid when due shall bear interest at the highest rate allowed by applicable law from the date the same becomes due and payable by the terms and provisions of this Lease until paid, unless otherwise specifically provided in this Lease.
16.5. MITIGATION. Efforts by Landlord to mitigate damages caused by Tenant's breach shall not be construed as a waiver of Landlord's right to recover damages.
16.6. RIGHT OF LANDLORD TO RE-ENTER. In the event of any termination of this Lease, Landlord shall have the immediate right to enter upon and repossess the Premises, and any personal property of Tenant may be removed from the Premises and stored in any public warehouse at the risk and expenses of Tenant.
16.7. RECAPTURABLE EXPENSES. Tenant acknowledges that Landlord has undertaken or may undertake certain expenses in connection with the Lease, including payment of some or all of the following: brokerage commissions, the costs of any Landlord's Work, moving expenses or other categories of cost of
expense  ("RECAPTURABLE  EXPENSES").    Notwithstanding  any  provision  or
implication  to  the  contrary  in  this  Lease,  in  the  event  of premature termination of the Term of this Lease pursuant to Section 16.3(a) following Tenant's default, there shall be immediately due and payable from Tenant, as Additional Rent which has been fully earned at the time of termination, the unamortized portion of the Recapturable Expenses actually incurred by Landlord. For purposes of this Section, the unamortized portion of the Recapturable Expenses shall be determined by multiplying the total
Recapturable Expenses actually incurred by Landlord by a fraction, the numerator of which is the number of months remaining in the Term following premature termination in which unabated Base Rent would have been payable to Landlord pursuant to the Lease, and the denominator of which is the total number of months in the Term, both before and after the premature termination, in which unabated Base Rent was paid or would have been payable to Landlord had the Lease not been terminated. Any Recapturable Expenses due to Landlord in accordance with this Section shall be in addition to any sums otherwise recoverable pursuant to Section 16.3(a) of this Lease.
17.          TENANT'S  INSOLVENCY.
     17.1. APPLICABILITY OF SECTION. In addition to any rights or remedies of Landlord under the terms of this Lease, the following provisions shall specifically apply upon the occurrence of an Insolvency Event (as defined in Section 16.1(c) above).
     17.2.          ASSUMPTION  OR  REJECTION  OF  LEASE.
     (a) Notwithstanding anything to the contrary contained herein, Tenant as debtor in possession and any receiver or trustee in bankruptcy for Tenant (collectively, "TENANT'S TRUSTEE") shall either assume or reject this Lease within sixty (60) days following the entry of an order for relief or within such  earlier  time  as  may  be  provided  by  applicable  law.
     (b) Notwithstanding anything to the contrary contained herein, in the event that this Lease is attempted to be assumed under the Bankruptcy Code by Tenant's Trustee during the existence of any Default by Tenant, no such attempted assumption shall be effective unless and until Tenant's Trustee: (i) cures, or provides adequate assurance that it will promptly cure such Default; and (ii) compensates, or provides adequate assurance that it will promptly compensate, Landlord for any actual pecuniary loss to Landlord resulting from such Default; and (iii) provides adequate assurance of future performance of Tenant's obligations and covenants under this Lease. Landlord shall be entitled to reimbursement from the estate of Tenant for all actual costs incurred  by  Landlord  in  considering  any  proposed  assignee  of the Lease pursuant  to  this  Section  17.
(c) Tenant's Trustee may assign this Lease pursuant to the provisions of the Bankruptcy Code only if: (A) Tenant's Trustee assumes the Lease in accordance with the above provisions of this Section 17.2; and (B) the assignee of Tenant's Trustee assumes all of the obligations arising under this Lease and provides adequate assurance of its future performance of Tenant's obligations and covenants under this Lease (whether or not a Default has occurred under the Lease). Any such assignee shall, upon demand, execute and deliver to Landlord, an instrument confirming such assumption.
(d) For purposes of Section 17.2(b) and (c), the term "adequate assurance of future performance" shall include, without limitation, at least the following:
     (i) Any proposed assignee must have, as demonstrated to Landlord's satisfaction, a net worth (as defined in accordance with generally accepted accounting principles consistently applied) in an amount sufficient to assure that the proposed assignee will have the resources to meet the financial responsibilities under this Lease, including the payment of all rent. The financial condition and resources of Tenant and any Guarantor(s) are material inducements to Landlord entering into this Lease.
(ii) Any proposed assignee must have engaged in the permitted use described in Section 1.13 for at least five (5) years prior to any such proposed assignment.
(iii) In entering into this Lease, Landlord considered extensively Tenant's permitted use and determined that such permitted business would add substantially to the tenant balance in the Business Park, and were it not for Tenant's agreement to operate only Tenant's permitted business on the Premises, Landlord would not have entered into this Lease. Landlord's anticipated benefits from the lease of the Premises will be materially impaired if a trustee in bankruptcy or any assignee of this Lease operates any business other than Tenant's permitted business.
(iv) Any assumption of this Lease by a proposed assignee shall not adversely affect Landlord's relationship with any of the remaining tenants in the Premises, taking into consideration any and all other "use" clauses and/or "exclusivity" clauses which may then exist under their leases with Landlord.
(v) Any proposed assignee must not be engaged in any business or activity which it will conduct on the Premises and which will subject the Premises to contamination by any Hazardous Materials.
(vi) The percentage rent, if any, due under this Lease shall not decline substantially.
(vii) Any assumption or assignment of this Lease shall not breach substantially any provision in any other lease, financing agreement, or master agreement relating to the Business Park.
(viii) Any assumption or assignment of this Lease shall not alter or affect materially any other obligation or duty of Tenant not to be used to circumvent the remainder of the provisions of this Lease.
18.          DEFAULT  BY  LANDLORD.
     18.1. LANDLORD'S DEFAULT. Landlord shall be in default if Landlord fails to perform any provision of this Lease required of it and the failure is not cured within thirty (30) days after notice has been given to Landlord.
If, however, the failure cannot reasonably be cured within the cure period, Landlord shall not be in default of this Lease if Landlord commences to cure the failure within the cure period and diligently and in good faith continues to cure the failure. Notices given under this Section shall specify the alleged breach and the applicable Lease provisions. If Landlord shall at any time default beyond the applicable notice and cure period, Tenant shall have the right to cure such default on Landlord's behalf. Any sums expended by Tenant in doing so, and all reasonably necessary incidental costs and expenses incurred in connection therewith, shall be payable by Landlord to Tenant within thirty (30) days following demand therefor by Tenant; provided, however, that Tenant shall not be entitled to any deduction or setoff against any rent otherwise payable to Landlord under this Lease.

18.2. NOTICE TO MORTGAGEE(S). Whenever Tenant serves notice on Landlord of Landlord's default, written notice shall also be served at the same time upon the Mortgagee under any first- or second-priority Mortgage; provided, however, that Tenant shall have no obligation to provide such notice unless and until Tenant has received written notice of the Mortgagee's existence and address. Such Mortgagee shall have the periods of time within which to cure Landlord's defaults as are provided in Section 18.1, which periods shall commence to run thirty (30) days after the commencement of the periods within which Landlord must cure its defaults under Section 18.1. In this connection, any representative of the Mortgagee shall have the right to enter upon the Premises for the purpose of curing Landlord's default. Such Mortgagee shall notify Landlord and Tenant of the address of such Mortgagee to which such notice shall be sent, and the agreements of Tenant under this Section are subject to prior receipt of such notice. If the nature of the default is such that the Mortgagee's possession is required to cure the default, then Tenant will not terminate the Lease so long as such Mortgagee commences proceedings to obtain possession of the Premises within the period of time afforded to the Mortgagee to cure such default, and once the Mortgagee has obtained possession, diligently proceeds to cure the default. Nothing contained in this Lease shall be construed to impose any obligation on any Mortgagee to cure  any  default  by  Landlord  under  the  Lease.
19.          SUBORDINATION  AND  ESTOPPEL.
     19.1. SUBORDINATION. Subject to the provisions of this Section 19, at the option and upon written declaration of Landlord, this Lease and the leasehold estate created hereby shall be subject, subordinate and inferior to the lien and charge of any Mortgage; provided, however, that this Lease shall not be subordinate to any Mortgage arising after the date of this Lease, or any renewal, extension or replacement thereof, unless and until Landlord provides Tenant with an agreement from the Mortgagee of the type normally provided by commercial lenders in southern California ("NON-DISTURBANCE AGREEMENT"), setting forth that so long as Tenant is not in default hereunder, Landlord's and Tenant's rights and obligations hereunder shall remain in force and Tenant's right to possession shall be upheld, that Tenant's rights of occupancy shall not be disturbed in the event of a termination of foreclosure of the Mortgage, and that Tenant shall receive all of the rights and services provided for under the Lease. Subject to the foregoing condition, (i) Landlord hereby expressly reserves the right, at its option and declaration, to place Mortgages upon and against the Premises and/or any part thereof, superior in lien and effect to this Lease and the estate created hereby, and
(ii) Landlord shall be entitled to sign, acknowledge and record in the Office of the County Recorder of the County in which the Premises are situated, a declaration that this Lease and leasehold estate are subject, subordinate and inferior to any Mortgage placed or to be placed by Landlord upon or against the Premises and/or any part thereof (in favor of any Mortgagee, trustee or title insurance company insuring the interest of any such Mortgagee), recordation of which shall, of and by itself and without further notice to or act or agreement of Tenant, make this Lease and the estate created hereby subject, subordinate and inferior thereto. Notwithstanding the foregoing, Tenant shall, promptly following a request by Landlord and after receipt of the Non-Disturbance Agreement, execute and acknowledge any subordination agreement or other documents required to establish of record the priority of any such Mortgage over this Lease, so long as such agreement does not otherwise increase Tenant's obligations or diminish Tenant's rights hereunder.
19.2. ATTORNMENT. In the event of foreclosure of any Mortgage, whether superior or subordinate to this Lease, then (a) this Lease shall continue in force; (b) Tenant's quiet possession shall not be disturbed if Tenant is not in default hereunder; (c) Tenant shall attorn to and recognize the Mortgagee or purchaser at foreclosure sale ("NEW OWNER") as Tenant's landlord for the remaining term of this Lease; and (d) the New Owner shall not be bound by (i) any payment of rent for more than one month in advance, (ii) any amendment, modification or ending of this Lease without the New Owner's consent after the New Owner's name is given to Tenant, unless the amendment, modification or ending is specifically authorized by the original Lease and does not require Landlord's prior agreement or consent, or (iii) any liability for any act or omission of a prior Landlord. At the request of the New Owner, Tenant shall execute a new lease for the Premises, setting forth all of the provisions of this Lease except that the term of the new lease shall be for the balance of the Term.
19.3. ESTOPPEL CERTIFICATE. Tenant shall execute and deliver to Landlord, within ten days after receipt of Landlord's request, any estoppel certificate or other statement to be furnished to any prospective purchaser of or any lender against the Premises. Such estoppel certificate shall acknowledge and certify each of the following matters, to the extent each may be true: that the Lease is in effect and not subject to any rental offsets, claims or defenses to its enforcement; the commencement and termination dates of the Term; that Tenant is paying rent on a current basis; that any Landlord's Work required to be furnished under the Lease has been completed in all respects; that the Lease constitutes the entire agreement between Tenant and Landlord relating to the Premises; that Tenant has accepted the Premises and is in possession thereof; that the Lease has not been modified, altered or amended except in specified respects by specified instruments; and that Tenant has no notice of any prior assignment, hypothecation or pledge of rents or the Lease.
 Tenant shall also, upon request of Landlord, certify and agree for the benefit of any Mortgagee against the Premises or the Building that Tenant will not look to such Mortgagee: as being liable for any act or omission of Landlord; as being obligated to cure any defaults of Landlord under the Lease which occurred prior to the time Mortgagee, its successors or assigns, acquired Landlord's interest in the Premises by foreclosure or otherwise; as being bound by any payment of Base Rent or Additional Rent by Tenant to Landlord for more than one month in advance; or as being bound by Landlord to any amendment or modification of the Lease without Mortgagee's written consent.
19.4. REMEDIES. Failure of the Tenant to sign any statement or instrument delivered by Landlord or Mortgagee to effectuate the provisions of this
Section 19 within ten (10) days after request to do so by Landlord shall constitute a Default of this Lease, and Landlord shall have the right to exercise any remedies or rights Landlord may now or hereafter have hereunder or at law or in equity.
20.          HAZARDOUS  MATERIALS.
     20.1. TENANT'S ENVIRONMENTAL QUESTIONNAIRE. Tenant warrants and represents, and acknowledges that this Lease was entered into by Landlord in material reliance upon the information set forth in the environmental questionnaire, in the form attached as Exhibit E, that was previously delivered by Tenant to Landlord.
20.2.          TENANT'S  OBLIGATIONS.
     (a) Tenant shall at all times and in all respects comply with all Hazardous Materials Laws, and shall, at its own expense, procure, maintain in effect and comply with all conditions of any and all permits, licenses, and other governmental and regulatory approvals required for Tenant's use of the Premises, including, without limitation, discharge of (appropriately treated) materials or wastes into or through any sanitary sewer serving the Premises. Except as discharged into the sanitary sewer in strict accordance and conformity with all applicable Hazardous Materials Laws, Tenant shall cause any and all Hazardous Materials removed from the Premises to be removed and transported solely by duly licensed haulers to duly licensed facilities for final disposal of such materials and wastes. Tenant shall in all respects handle, treat, deal with and manage any and all Hazardous Materials in, on, under or about the Premises in total conformity with all applicable Hazardous Materials Laws and prudent industry practices regarding management of such Hazardous Materials.
(b) Upon expiration or earlier termination of the Term, Tenant shall cause all Hazardous Materials released or emitted by Tenant or its representatives on the Premises to be removed from the Premises and transported for use, storage or disposal in accordance with and compliance with all applicable Hazardous Materials Laws.
(c) Except in the event of an emergency, Tenant shall not take any remedial action in response to the presence of any Hazardous Materials in or about the Premises, nor enter into any settlement agreement, consent decree or other compromise in respect to any claims relating to any Hazardous Materials in any way connected with the Premises, without first notifying Landlord of Tenant's intention to do so and affording Landlord ample opportunity to appear, intervene or otherwise appropriately assert and protect Landlord's interest with respect thereto.
(d) Tenant shall immediately notify Landlord in writing of: (i) any enforcement, cleanup, removal or other governmental or regulatory action instituted, completed or threatened pursuant to any Hazardous Materials Laws;

(ii) any claim made or threatened by any person against Tenant or the Premises relating to damage, contribution, cost recovery compensation, loss or injury resulting from or claimed to result from any Hazardous Materials; and (iii) any reports made to any environmental agency arising out of or in connection with any Hazardous Materials in or removed from the Premises, including any complaints, notices, warnings or asserted violations in connection therewith. Tenant shall also supply to Landlord as promptly as possible, and in any event within five business days after Tenant first receives or sends the same, copies of all claims, reports, complaints, notices, warnings or asserted violations, relating in any way to the Premises or Tenant's use thereof. Tenant shall promptly deliver to Landlord copies of hazardous waste manifests reflecting the legal and proper disposal of all Hazardous Materials removed from the Premises.
     20.3. INDEMNITY. With respect to Tenant's use and occupancy of the Premises and Common Areas, Tenant shall indemnify, defend (by counsel reasonably acceptable to Landlord), protect, and hold Landlord and each of Landlord's officers, directors, shareholders, employees, agents, attorneys, successors and assigns, free and harmless from and against any and all claims, liabilities, penalties, forfeitures, losses or expenses (including attorneys'
fees), or death of or injury to any person or damage to any property whatsoever, arising from or caused in whole or in part, directly or indirectly, by (a) the presence in, on, under or about the Premises, or discharge in or from the Premises, of any Hazardous Materials that arose or occurred by reason of the acts or omissions of Tenant or its employees, contractors, invitees and representatives; (b) Tenant's use, analysis, storage, transportation, disposal, release, threatened release, discharge or generation of Hazardous Materials to, in , on, under, about or from the Premises; or (c) Tenant's failure to comply with any Hazardous Materials Law. Tenant's obligations hereunder shall include, without limitation, and whether foreseeable or unforeseeable, all costs of any required or necessary repair, cleanup or detoxification or decontamination of the Premises, or the preparation and implementation of any closure, remedial action or other required plans in connection therewith, and shall survive the expiration or earlier termination of the Term. For purposes of the release and indemnity provisions thereof, any acts or omissions of Tenant, or by employees, agents, assignees, subtenants, contractors or subcontractors of Tenant or others acting for or on behalf of Tenant (whether or not they are negligent, intentional, willful or unlawful) shall be strictly attributable to Tenant.
21.          NOTICE.
     All notices, demands or requests from one party to the other shall be in writing. Notices may be personally delivered, sent by Federal Express or other reputable express delivery service, sent by telecopier with first-class mail backup, or sent by certified mail, postage prepaid, to the addresses set forth at Section 1.17 or 1.18, as applicable. Notices shall be deemed received upon actual delivery to the addressee with respect to personal or express delivery service or telecopier, and three (3) days after deposit in the mails with respect to mailing. Each party shall have the right, from time to time, to designate a different address by notice given in conformity with this Section to the other party.
22.          OTHER  TERMS  AND  CONDITIONS.
     22.1. SIGNAGE. Tenant shall not place or permit to be placed, any sign, advertisement, notice or other similar matter on the doors, windows, exterior walls, roof or other areas of the Premises which are open to the view of persons outside the Premises, except in accordance with Landlord's signage plan which is attached as Exhibit D.
22.2. PARKING. In connection with its use and occupancy of the Premises, Tenant shall have the right to park in the parking area of the Project, at no additional charge and on a non-reserved basis and on terms and conditions to be established by the Landlord from time to time during the Term and any Extension Term, no more than the number of vehicles set forth in Section 1.16.
 The parking authorized by this Section shall be for personal transportation to and from the Premises, and not for long-term storage of automobiles or for short- or long-term storage of boats, trailers or recreational vehicles. Landlord reserves the right to designate certain parking areas in the Project as being for the exclusive use of other tenants of the Project.
22.3. SITE PLAN. The purpose of the site plan attached hereto as Exhibit A is to show the existing development of the Project, the approximate locations of buildings areas, traffic lanes, sidewalks, parking areas, curb cuts and abutting thoroughfares, and of the Premises, and those intended to be leased to other tenants, whether named thereon or not. All such information is subject to change at Landlord's option without notice, and no rights are granted to Tenant by the inclusion of said plot plan as a part of this Lease. No representations or warranties are made by Landlord that the Project or the Business Park will be developed as shown. The foregoing is in addition to, not in substitution of, all rights reserved to Landlord pursuant to Section 3 above.
22.4. EASEMENTS. Landlord reserves to itself the right, from time to time, to grant such easements, rights and dedications as Landlord deems necessary or desirable, and to cause the recordation of parcel maps and restrictions, so long as such easements, rights, dedications, maps and restrictions do not unreasonably interfere with Tenant's normal conduct of its business on the Premises. Tenant shall sign any of the aforementioned documents upon request of Landlord and failure to do so shall constitute a material default of this Lease by Tenant without the need for further notice to Tenant.
22.5. NO LIGHT, AIR OR VIEW EASEMENTS. No diminution or shutting off of light, air or view by any structure which may be erected on lands adjacent to the Building shall in any way affect this Lease or impose any liability on Landlord.
22.6. SECURITY MEASURES. Tenant acknowledges that Landlord does not intend to provide guard service or other security measures for the benefit of the Premises. Tenant assumes all responsibility for the protection of Tenant, its agents, and invitees and the property of Tenant and of Tenant's agents and invitees from acts of third parties, and assumes all risk in connection with any failure to provide or lack of such security measures. Tenant hereby waives any and all claims for damages to persons or property sustained by Tenant, or by any other person or entity, arising from, out of or in connection with, or alleged to arise from, out of or in connection with, Landlord's not providing any security measure for the Premises or Project.
Nothing herein contained shall prevent Landlord, at Landlord's sole option, from providing security protection for the Premises, in which event the costs thereof shall be included within Operating Expenses.
22.7. HOLDING OVER BY TENANT. Tenant agrees upon the expiration or termination of this Lease, immediately and peaceably to yield up and surrender the Premises; notice to quit or vacate is hereby expressly waived. Tenant shall be liable to Landlord for any and all damages incurred by Landlord as the result of any failure by Tenant to timely surrender possession of the Premises as required herein. If Tenant shall hold over after the expiration of this Lease for any cause, such holding over shall be deemed a tenancy at sufferance or, at the sole discretion of Landlord, a tenancy from month-to-month, in which event such month-to-month tenancy shall be upon the same terms, conditions and provisions set forth in this Lease, at one and one-half (1 1/2) times the Base Rent that was in effect immediately prior to the termination.
22.8. LANDLORD'S RIGHT OF ENTRY. Landlord and Landlord's agents may enter upon the Premises at any reasonable time and upon reasonable notice (except no notice shall be required in an emergency) to make such repairs, additions or improvements as Landlord shall deem necessary; to post such notices as Landlord may deem necessary to exempt Landlord and Landlord's interest in the Building and Premises from responsibility on account of any work or repairs done by Tenant upon or in connection with the Premises; to inspect and examine the Premises and see that the covenants hereof are being kept and performed; or to exhibit the Premises to prospective tenants or purchasers.
22.9. FURNISHING OF FINANCIAL STATEMENTS. Tenant acknowledges that Landlord entered into this Lease in reliance upon receiving current and periodic financial reports documenting the progress of Tenant's business operations. Accordingly, Tenant shall deliver to Landlord, within ten (10) days after request therefor from time to time and in any event no later than June 30 of each year of the Term, financial statements reflecting Tenant's current financial condition and financial statements for each of the two (2) years prior to the then-current fiscal statement year. Such statements shall be prepared in accordance with generally accepted accounting principles and, if such is the normal practice of Tenant, shall be audited by an independent certified public accountant.
22.10 AUCTIONS. Tenant shall not conduct, nor permit to be conducted, either voluntarily or involuntarily, any auction upon the Premises, without first having obtained Landlord's prior written consent. Notwithstanding anything to the contrary in this Lease, Landlord shall not be obligated to exercise any standard of reasonableness in determining whether to grant such consent.
22.11. KEYS. Two (2) keys to the Premises will be furnished by Landlord. Additional keys will be furnished upon Tenant paying Landlord the cost thereof. No additional lock or locks shall be placed by Tenant on any entrance door in the Building unless written consent of Landlord shall have been first obtained and, should such consent be so obtained, Landlord shall be supplied with keys to each such lock and no other than the employees of Landlord or those it has authorized in writing shall work on or modify any lock which is part of the entrance to the Premises or Building. Tenant shall be permitted the duplication of any keys to be made however, Tenant shall not cause or allow any keys to be possessed by any person other than an authorized agent of Tenant. Tenant agrees, at the termination of the tenancy, to return all keys of all doors.
22.12. OTHER TENANCIES. Landlord reserves the absolute right to effect such other tenancies in the Business Center as Landlord, in the exercise of its sole business judgment, shall determine to promote the best interest thereof. Tenant does not rely on the fact nor does Landlord represent, that any specific tenants shall, during the Term of this Lease, occupy any space in the Business Park, notwithstanding the appearance of any names of tenants on the site plan attached hereto as Exhibit A, or any replacements or substitutions thereof.
22.13. BROKERS' FEES. Landlord has agreed to pay a fee for brokerage services rendered in this transaction to the broker(s) identified in Section
1.15. Such brokerage commission shall be payable in accordance with the separate written agreement between Landlord and such broker(s), which alone shall govern such brokers' entitlement to any commission. Landlord and Tenant each represent and warrant to the other that no broker, agent or finder, licensed or otherwise has been engaged by it, respectively, in connection with the transaction contemplated by this Agreement, other than the broker(s) named above. In the event of any other claim for broker's, agent's or finder's fee or commission in connection with this transaction, the party upon whose alleged statement, representation or agreement such claim or liability arises shall indemnify, save, hold harmless and defend the other party from and against such claim and liability.
23.          GENERAL  PROVISIONS.
     23.1. EXCULPATION. The obligations of Landlord under this Lease do not constitute personal obligations of Landlord or its directors, officers or shareholders, and Tenant shall look solely to the Project and to no other assets of Landlord for satisfaction of any liability with respect to this Lease, and agrees not to seek recourse against the directors, officers or shareholders of Landlord, nor against any of their personal assets, for such satisfaction.
23.2. CONVEYANCE BY LANDLORD. Landlord shall be free at all times, without need of consent or approval by Tenant, to assign its interest in this Lease and/or to convey fee title to the Premises. Each conveyance by Landlord of Landlord's interest in the Lease or the Premises prior to expiration or termination hereof shall be subject to this Lease and shall relieve the grantor of any further obligations or liability as Landlord, and Tenant shall look solely to Landlord's successor in interest for all future obligations of Landlord. Tenant hereby agrees to attorn to Landlord's successors in interest, whether such interest is acquired by sale, transfer, foreclosure, deed in lieu of foreclosure or otherwise. The term "Landlord" as used in this Lease, so far as covenants and obligations on the part of Landlord are concerned, shall be limited to mean and include only the owner at the time in question of the fee title of the Premises. Without further agreement, the transferee of such title shall be deemed to have assumed and agreed to observe and perform any and all obligations of Landlord hereunder during its ownership of the Premises.
23.3. QUIET ENJOYMENT. Landlord agrees that so long as Tenant is not in default hereunder Tenant shall have the quiet enjoyment of the Premises without hindrance on the part of Landlord. Landlord further agrees that Landlord will warrant and defend Tenant in the peaceful and quiet enjoyment of the Premises against the lawful claims of all persons claiming by, through or under Landlord.
23.4. NO ACCORD AND SATISFACTION. No payment by Tenant or receipt by Landlord of a lesser amount than the rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Landlord shall accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy in this Lease provided.
23.5. WAIVER. No delay or omission in the exercise of any right or remedy of Landlord for any Default by Tenant hereunder shall impair such right or remedy or be construed as a waiver thereof. One or more waivers of any covenant or condition by Landlord shall not be construed as a waiver of a subsequent breach of the same covenant or condition, and the consent or approval by Landlord to or of any act by Tenant requiring Landlord's consent or approval shall not be deemed to render unnecessary Landlord's consent or approval to or of any subsequent similar act by Tenant. No breach of a covenant or condition of this Lease shall be deemed to have been waived by Landlord unless such waiver is in writing signed by Landlord. The acceptance of any rent or other charges hereunder shall not be deemed a waiver of any breach or Default hereunder other than the payment of the amount accepted by Landlord.
23.6. CUMULATIVE RIGHTS. The various rights, options, elections, powers and remedies contained in this Lease shall be construed as cumulative and no one of them shall be exclusive of any of the others, or of any other legal or equitable remedy which either party might otherwise have in the event of breach or default in the terms hereof, and the exercise of one right or remedy by such party shall not impair its right to any other right or remedy until all obligations imposed upon the other party have been fully performed.
23.7. INDEPENDENT COVENANTS. This Lease shall be construed as though the covenants herein between Landlord and Tenant are independent and not dependent, and Tenant hereby expressly waives the benefit of any statute to the contrary and agrees that if Landlord fails to perform its obligations set forth herein, Tenant shall not be entitled to make any repairs or perform any acts hereunder at Landlord's expense or to any setoff of the rent or other amounts owing hereunder against Landlord; provided, however, the foregoing shall in no way impair the right of Tenant to commence a separate action against Landlord for any violation by Landlord of the provisions hereof so long as notice is first given to Landlord and any Mortgagee (of whose address Tenant has theretofore been notified) and an opportunity is granted to Landlord and such holder to correct such violation as provided above.
23.8. RELATIONSHIP OF THE PARTIES. Nothing contained herein shall be deemed or construed by the parties hereto, nor by any third party, as creating the relationship of principal and agent or of partnership or of joint venture between the parties hereto, it being understood and agreed that neither the method of computation of rent, nor any other provision contained herein, nor any acts of the parties hereto, shall be deemed to create any relationship between the parties hereto other than the relationship of landlord and tenant.
23.9. FORCE MAJEURE. If either party is delayed in the performance of any covenant of this Lease because of any of the following causes, then such performance shall be excused for the period of the delay and the period for such performance shall be extended for a period equivalent to the period of such delay; acts of the other party; action of the elements; war, riot or civil insurrection; building moratoria, trip generation restrictions or other similar action by the City of San Diego or other governmental agency or entity; labor disputes; inability to procure or a general shortage of labor or materials in the normal channels of trade; delay in transportation; delay in inspections; or any other cause beyond the reasonable control of the party so obligated, whether similar or dissimilar to the foregoing, financial inability excepted; provided, however, that except as specifically set forth elsewhere in this Lease, no such events shall affect Tenant's obligation to pay Base Rent, Additional Rent or any other amount payable under this Lease, nor shall such events affect the length of the Term (except to the extent expressly provided herein).
23.10. CONSENTS. With respect to any provision of this Lease which either provides or is held to provide that Landlord shall not unreasonably withhold or unreasonably delay any consent or approval, Tenant shall not be entitled to make any claim for, and Tenant hereby expressly waives, any claim for damages, it being understood and agreed that Tenant's sole remedy therefor shall be an action for specific performance.

23.11. COUNTERPARTS. This Lease may be executed in two or more counterparts, each of which shall be an original, but all of which shall constitute one and the same instrument.
23.12. AUTHORITY. Each individual executing this Lease on behalf of such entity represents and warrants that he or she is duly authorized to execute and deliver this Lease on behalf of said entity. Upon the request of the other party, any such party shall, at the time of the execution of this Lease, deliver to the other party evidence of such authority satisfactory to the other party.
23.13. RECORDING. Tenant shall not record this Lease or any short form or memorandum version hereof without the prior written consent of Landlord, which may be withheld at Landlord's sole discretion.
23.14. INTERPRETATION AND USE OF PRONOUNS. Wherever herein the singular number is used, the same shall include the plural, and the masculine gender shall include the feminine and the neuter genders. All conditions contained herein shall be deemed covenants. The words "breach" or "default" are used interchangeably herein and each shall be deemed to include the other.
23.15. CAPTIONS AND INTERPRETATIONS. Section titles or captions contained in this Lease are inserted as a matter of convenience and for reference and in no way define, limit, extend or describe the scope of this Lease or any provision hereof. No provision in this Lease is to be interpreted for or against either party because that party or its legal representative drafted such provision.
23.16. SEVERABILITY. If any term, covenant, condition or provision of this Lease is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the provisions shall remain in full force and effect and shall in no way be affected, impaired or invalidated.
23.17. APPLICABLE LAW. This Lease shall be governed by, and construed in accordance with, the laws of the State of California, notwithstanding the fact that Landlord or Tenant may be located in another State or that this Lease may be executed in another State. If any provision of this Lease or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Lease shall not be affected thereby, and each provision of this Lease shall be valid and enforceable to the fullest extent permitted by law. Any action brought to enforce or nullify this Lease or the provisions hereof shall be brought in San Diego County,
California,  and  in  no  other  forum.
23.18. WAIVER OF RIGHT OF REDEMPTION. Tenant hereby waives for Tenant and for all those claiming under Tenant all right now or hereafter existing to redeem, by statute or by order or judgment of any court or by any legal process  or  writ,  Tenant's  right  of  occupancy  of  the Premises after any termination  of  this Lease.  Tenant hereby waives its rights under California
code  of  civil  procedure      1179.
23.19 ATTORNEYS' FEES. In case suit shall be brought for any unlawful detainer of the Premises, for the recovery of any rent due under the provisions of this Lease, or because of the breach or alleged breach of any other covenant herein contained, the prevailing party shall recover from the non-prevailing party all costs and expenses incurred therein, including reasonable attorneys' fees and expenses incurred in enforcing any judgment. If Landlord, through no fault of its own, is made a party to any litigation relating to the subject matter covered by this Lease instituted by or against Tenant, then Tenant shall defend, indemnify and hold Landlord harmless from and against all costs and expenses, including reasonable attorneys' fees, incurred by Landlord in connection therewith. In addition thereto, Tenant agrees to pay Landlord's costs, expenses and reasonable attorneys' fees with respect to: (i) each request to Landlord for permission or consent to assign or sublet the Premises, as provided in Section 15.5 above; (ii) each request made by Tenant to modify, amend or supplement this Lease; and (iii) any breach or default by Tenant which is cured prior to litigation. Landlord shall notify Tenant of the amount of such attorneys' fees, and Tenant shall pay the same (as Additional Rent) within fifteen (15) days after such notice.
23.20.         JOINT AND SEVERAL OBLIGATIONS.  If there shall be more than one
Tenant, they shall all be bound jointly and severally by the terms, provisions, covenants, conditions, and agreements herein. No rights, however, shall inure to the benefit of any assignee of Tenant unless the assignment to such assignee has been approved by Landlord in writing as required hereunder.
23.21. SUCCESSORS AND ASSIGNS. The covenants and conditions herein contained shall, subject to the provisions as to assignments, apply to and bind the heirs, successors, executors, administrators and assigns of the respective parties hereof. If this Lease is signed by more than one person as Tenant, their obligation shall be joint and several.
23.22. TIME OF THE ESSENCE. Time is expressly declared to be of the essence of this Lease, and of all covenants and conditions herein contained.
23.23. NO THIRD-PARTY BENEFICIARIES. The provisions of this Lease are solely for the benefit of the parties hereto, and no broker or other third party shall be entitled to any benefits hereof or hereunder.
23.24. ENTIRE AGREEMENT. This Lease and the exhibits, and the Addendum, if any, attached hereto and forming a part hereof, set forth all the terms, provisions, covenants, conditions, promises, agreements and understandings between Landlord and Tenant concerning the Premises. There are no warranties, representations, covenants, promises, agreements, conditions or understandings, either oral or written, between them other than set forth herein. No alteration, amendment, change or addition to this Lease shall be binding upon Landlord or Tenant unless reduced to writing and signed by each party.
23.25. NO OPTION BY LANDLORD. Preparation of this Lease by Landlord or Landlord's agent and submission of same to Tenant shall not be deemed an option or offer to lease the Premises on the terms and conditions contained herein or a reservation of the Premises in favor of Tenant. This Lease shall become binding upon Landlord only upon Landlord's execution and delivery of this Lease to Tenant. The receipt (which shall include the cashing, deposit or other negotiation of checks, money orders and the like) of any moneys by Landlord which are tendered by Tenant along with a Tenant-executed copy of this Lease, or at any time prior to Landlord's delivery of a fully executed copy of this Lease to Tenant, shall not constitute an acceptance of Tenant's offer to lease as contained herein. Tenant acknowledges that Landlord will not deliver a fully executed copy of this Lease until Landlord has received both any Guaranties required hereunder, and such corporate resolutions or other information as reasonably satisfies Landlord as to the incumbency and authority to sign of each individual signing this Lease or any Guaranty. Tenant also acknowledges that the fully executed Lease will not be delivered by Landlord to Tenant unless and until approved by Landlord's lender, and that in determining whether to approve. Landlord's lender will consider Tenant's lease application, credit information, biographical data on Tenant's key officers or principals, and financial statements relating to Tenant's business. Notwithstanding the foregoing, delivery of this Lease by Tenant to Landlord after signature by Tenant shall constitute an option which can be accepted by Landlord at any time until two (2) week s after delivery of the signed Lease by Tenant.
23.26. EXHIBITS. All exhibits described herein, if any, are part of this Lease and by this reference are expressly incorporated herein. This Lease contains the following Exhibits:
Exhibit  A          Project  Site  Plan
Exhibit  B          Premises  and  Improvements  to  Premises
Exhibit  C          Rules  and  Regulations
Exhibit  D          Signage  Criteria
Exhibit  E          Environmental  Questionnaire
Exhibit  F          Declaration  of  Restrictions
     23.27.          ADDENDUM.   The attached Addendum, if any is specified in
Section 1.19 above, is part of this Lease and by this reference is expressly incorporated herein.

IN WITNESS WHEREOF, the parties hereto have executed this Lease on the date(s) set forth by their respective signatures.
LANDLORD:
Date:    8/14/97        WESTERN SALT COMPANY, a California corporation
                        By          /s/  Kevin  D.  Hill
                        Kevin  D.  Hill,  Leasing  Manager

                        By          /s/  Michael  P.  Neal
                        Michael P. Neal, Vice President, R.E. Portfolio Management and Development

TENANT:
Date:    8-6-97         RESMED  CORP.,  a  Minnesota  corporation
                        By          /s/  Norman  DeWitt

                              ADDENDUM TO LEASE
The following additional provisions are a part of, and incorporated in, the Lease to which this Addendum is attached. In the event of any conflict between the provisions of this Addendum and the body of the Lease, this Addendum shall control.
24.          OPTION  TO  EXTEND.
     Subject to satisfaction of the conditions precedent set forth below, Tenant shall have one (1) option to extend the Term ("EXTENSION OPTION") for sixty (60) months beginning the day after the expiration of the initial Term ("EXTENSION TERM"), on the following terms and conditions:
     24.1. Tenant's Extension Option shall be subject to satisfaction of each of the following conditions precedent, which are solely for the benefit of, and may be waived unilaterally by, Landlord:
     (a) The Extension Option shall be exercised by written notice delivered by Tenant to Landlord not later than six (6) months prior to the end of the Term;
(b) Tenant shall be in occupancy of at least one hundred percent (100%) of the area of the Premises directly or through a wholly owned subsidiary (at any tier),  and  not  through  an  unaffiliated  assignee  or  sublessee;  and
(c) The Lease shall be in effect and Tenant shall not be in default of any material provision thereof both on the day such written notice is delivered to Landlord and on the last day of the Term; provided, however, if Tenant is in default but the cure period has not run, this condition shall be deemed satisfied if Tenant cures the default within the applicable cure period.
     24.2. In the event the Term shall be extended following exercise by Tenant of the Extension Option, then all of the terms, covenants and conditions of this Lease shall remain in full force and effect during the Extension Term, except that the initial monthly Base Rent during the Extension Term shall be adjusted to the then-effective market rate, including increases to Base Rent, as reasonably determined by Landlord for new leases for comparable space in the area ("FAIR MARKET RENTAL VALUE"), which shall be determined  in  accordance  with  Section  24.3.
24.3. Landlord's determination of the initial monthly Base Rent shall be delivered to Tenant within thirty (30) days after Tenant's Extension Option notice is delivered as set forth in 24.1(a) above. In the event Tenant rejects Landlord's determination and so notifies Landlord within ten (10) days after the receipt of the determination, Landlord and Tenant shall, within thirty (30) days after Tenant rejects Landlord's determination, jointly select an M.A.I. appraiser to determine the Fair Market Rental Value for the Premises during the Extension Term, taking into account all relevant factors for comparable space in the Scripps Ranch area. Tenant shall have thirty (30) days after receipt of the appraiser's report to notify Landlord in writing that Tenant does not agree with the appraiser's determination of Fair Market Rental Value and therefore that Tenant elects to retract its exercise of the Extension Option, in which case the Term shall expire on its schedule expiration date. The costs of the appraiser shall be borne equally by the parties.
26.          ADDITIONAL  TENANT  IMPROVEMENT  ALLOWANCE.
     Subject to the terms and conditions of this Section, and in addition to the Tenant Improvement Allowance as set forth in Section 1.11, Landlord shall, at Tenant's request, make available to Tenant up to an additional $22,976.00 for any cost and expense of constructing improvements to the Premises as described in the attached Exhibit B (the "Additional Tenant Improvement Allowance"). In the event Tenant does elect to have Landlord pay for any such Additional Tenant Improvement Allowance, Tenant shall pay to Landlord each month during the remaining Term, as Additional Rent, an amount (the "Improvement Amortization Rent") equal to the Additional Tenant Improvement Allowance so advanced by Landlord multiplied by 0.015174, as a constant based on a ninety six (96) month amortization period at the rate of ten percent
(10%) per annum. To illustrate, if Tenant should require Landlord to pay $15,000 in Additional Tenant Improvement Allowance, then the Improvement Amortization Rent would be in the amount of $227.61 per month throughout the Term. Any Improvement Amortization Rent shall be payable at the same time and in the same manner as monthly Base Rent, beginning with the Commencement Date and continuing on the first day of each month throughout the remaining Term. When the amount of any Improvement Amortization Rent has been determined, the parties shall execute and attach to the Lease a written statement specifying such amount.
27.          ADDITIONAL  PROVISIONS  RE  OPERATING  EXPENSES.
     Notwithstanding anything in the Lease to the contrary, during the initial Term, Tenant's Share of the Projects Operating Expenses for any calendar year shall be limited to one hundred seven percent (107%) of the Operating Expenses [(excluding trash disposal, common area utilities (water and electricity), real estate taxes and property insurance)] actually paid by Tenant during the preceding calendar year; provided, however, that with respect to the amount payable for calendar year 1998, the limitation shall be Tenant's Share of one hundred seven percent (107%) of the Operating Expenses actually incurred by Landlord for calendar year 1997, reasonably "grossed up" by Landlord to reflect any increases in Operating Expenses that would have been incurred had Tenant been in occupancy of the Premises for all of calendar year 1997.
LANDLORD:
Date:    8/14/97     WESTERN SALT COMPANY, a California corporation
                     By          /s/  Kevin  D.  Hill
                     Kevin  D.  Hill,  Leasing  Manager

                     By          /s/  Michael  P.  Neal
                     Michael P. Neal, Vice President, R.E. Portfolio Management and Development

TENANT:
Date:    8-6-97      RESMED  CORP.,  a  Minnesota  corporation
                     By          /s/  Norman  DeWitt

     Exhibit  11.1

                                 RESMED INC AND SUBSIDIARIES
                           COMPUTATION OF EARNINGS PER COMMON SHARE
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           Year Ended June 30,
                                                           --------------------

                                                            1998           1997           1996
                                            --------------------  -------------  -------------
BASIC EARNINGS
Net income                                  $             10,611          7,465          4,503
                                                    ============   ============   ============
Shares
Weighted average number of common
 shares outstanding                                        7,250          7,189          7,090
                                                    ============   ============   ============

Basic earnings per share                    $               1.46  $        1.04  $        0.64
                                                    ============   ============   ============

DILUTED EARNINGS
Net income                                  $             10,611          7,465          4,503
                                                    ============   ============   ============
Shares
Weighted average number of common
 shares outstanding                                        7,250          7,189          7,090
Additional shares assuming conversion of
 stock options under treasury stock method                   261            128            109
                                                    ____________   ____________   ____________
Weighted average number of common and
 common equivalent shares outstanding                      7,511          7,317          7,199
 as adjusted
                                                    ============   ============   ============

Diluted earnings per share                  $               1.41  $        1.02  $        0.63
                                                    ============   ============   ============

     Exhibit  21.1
                                  RESMED INC
                        SUBSIDIARIES OF THE REGISTRANT


ResMed Holdings Limited (incorporated under the laws of New South Wales, Australia)

ResMed  Limited  (incorporated  under the laws of New South Wales, Australia)*

ResMed  Corporation  (a  Minnesota  corporation)

ResMed  (UK)  Limited  (a  United  Kingdom  corporation)*

ResMed  International  Inc  (a  Delaware  corporation)

ResMed  Priess  GmbH  and  Co  Kg  (a  German  corporation)**

ResMed  SA  (a  French  corporation)**

ResMed  Priess  GmbH  (a  German  corporation)

ResMed  Singapore  Pte  Ltd  (a  Singaporean  corporation)**

ResMed  (Malaysia)  Sdn  Bhd  (a  Malaysian  Corporation)**




*A  subsidiary  of  ResMed  Holdings  Limited
**  A  subsidiary  of  ResMed  International  Inc

     Exhibit  23.1

             INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

The  Board  of  Directors  and  Stockholders
ResMed  Inc.:

The audits referred to in our report dated August 14, 1998, included the related financial statement schedule as of June 30, 1998 and for each of the years in the three-year period ended June 30, 1998. This financial statement
schedule  is  the  responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statement (No. 333-08013) on Form S-8 of ResMed Inc. of our report dated August 14, 1998, relating to the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998, which report appears in the June 30, 1998 annual report on Form 10-K of ResMed Inc.




/s/  KPMG  PEAT  MARWICK  LLP
KPMG  Peat  Marwick  LLP
San  Diego,  California
September  14,  1998

     Exhibit  27.1
                                  RESMED INC

This  schedule  contains  summary  financial information extracted from ResMed
Inc's Annual June 30, 1998 financial report and is qualified in its entirety by reference to such financial statements.



Period Type                     12 Months       12 Months
Fiscal-Year-End             June 30, 1998   June 30, 1997
Period-End                  June 30, 1998   June 30, 1997

Exchange-Rate                           1               1
Cash                           15,526,000       9,077,000
Securities                      5,220,000      18,908,000
Receivables                    12,789,000       7,834,000
Allowances                       (248,000)       (277,000)
Inventory                       7,647,000       5,797,000
Current-Assets                 46,604,000      44,391,000
PP&E                           11,111,000       4,916,000
Depreciation                            0               0
Total-Assets                   64,618,000      54,895,000
Current-Liabilities            13,845,000       9,996,000
Bonds                                   0               0
Preferred-Mandatory                     0               0
Preferred                               0               0
Common                             29,000          29,000
Other-Se                       31,253,000      29,656,000
Total-Liability-And-Equity     64,618,000      54,895,000
Sales                          66,519,000      49,180,000
Total-Revenues                 66,519,000      49,180,000
CGS                            23,069,000      20,287,000
Total-Costs                             0               0
Other-Expenses                          0               0
Loss-Provision                          0               0
Interest-Expense                        0               0
Income-Pretax                  16,112,000      11,087,000
Income-Tax                      5,501,000       3,622,000
Income-Continuing              10,611,000       7,465,000
Discontinued                            0               0
Extraordinary                           0               0
Changes                                 0               0
Net-Income                     10,611,000       7,465,000
EPS-Basic                            1.46            1.04
EPS-Diluted                          1.41            1.02