Form 10-Q
period 1998-09-30
RESMED INC
filed 1998-11-13
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                  FORM 10-Q

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No ______

As of September 30, 1998, 7,333,754 shares of Common Stock($0.004 par value) were outstanding.

                                    INDEX

PART I  FINANCIAL INFORMATION



                                                               Page

Item 1  Financial Statements
        Condensed Consolidated Balance Sheets as of September     3
        30, 1998 (unaudited) and June 30, 1998

        Condensed Consolidated Statements of Income               4
        (unaudited) for Three Months Ended September 30, 1998
        and 1997

        Condensed Consolidated Statements of Cash Flows           5
        (unaudited) for the Three Months Ended September 30,
        1998 and 1997

        Notes to Condensed Consolidated Financial Statements      6

Item 2  Management's Discussion and Analysis of Financial        12
        Condition and Results of Operations

Item 3  Quantitative and Qualitative Disclosure About Market     15
        Risk



PART II OTHER INFORMATION



Item 1      Legal Proceedings                                    16

Item 2      Changes in Securities                                16

Item 3      Defaults Upon Senior Securities                      16

Item 4      Submission of Matters to a Vote of Security Holders  16

Item 5      Other Information                                    16

Item 6      Exhibits and Reports on Form 8-K                     16

SIGNATURES                                                       17

                      PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                                   RESMED INC. AND SUBSIDIARIES
                              Condensed Consolidated Balance Sheets
                            (in US$ thousands, except per share data)



                                                                     September 30,        June 30,
                                                                   ---------------  --------------
                                                                             1998            1998
                                                                   ---------------  --------------
Assets                                                                 (unaudited)
Current assets:
Cash and cash equivalents                                          $       16,476          15,526
Marketable securities - available for sale                                  3,880           5,220
Accounts receivable, net of allowance of $280 at September
30, 1998 and $248 at June 30, 1998                                         11,318          12,789
Government grants                                                             496             384
Inventories (note 3)                                                        9,391           7,647
Deferred income taxes                                                       2,599           2,518
Prepaid expenses and other current assets                                   1,369           2,520
                                                                    _____________   _____________
Total current assets                                                       45,529          46,604
                                                                    _____________   _____________
Property, plant and equipment, net of accumulated depreciation
 of $6,122 at September 30, 1998 and $5,395 at June 30, 1998               13,945          11,111
Patents, net of accumulated amortization of $382 at September
30,1998 and $368 at June 30, 1998                                             460             459
Goodwill, net of accumulated amortization of $1,110 at September
30,1998 and $893 at June 30, 1998                                           6,737           5,445
Other assets                                                                  667             999
                                                                    _____________   _____________
Total assets                                                       $       67,338          64,618
                                                                    =============   ============
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                   $        3,328           3,759
Accrued expenses                                                            5,542           6,637
Income taxes payable                                                        3,917           3,222
Loan payable                                                                  218             227
                                                                    _____________   _____________
Total current liabilities                                                  13,005          13,845
                                                                    _____________   _____________
Total liabilities                                                          13,005          13,845
                                                                    _____________   _____________
Stockholders' equity:
Preferred Stock, $0.01 par value, 2,000,000 shares
  authorized; none issued                                                       -               -
Series A Junior Participating Preferred Stock, $0.01 par value,
  150,000 shares authorized; none issued                                        -               -
Common Stock $0.004 par value; 15,000,000 shares
  authorized; issued and outstanding 7,333,754 at September
  30, 1998 and 7,276,000 at June 30, 1998                                      30              29
Additional paid-in capital                                                 32,163          31,253
Retained earnings                                                          30,363          27,179
Accumulated other comprehensive income (note 4)                            (8,223)         (7,688)
                                                                    _____________   _____________
                                                                           54,333          50,773
                                                                    _____________   _____________
Commitments and contingencies (note 5)                                          -               -
                                                                    _____________   _____________
Total liabilities and Stockholders' equity                         $       67,338          64,618
                                                                    =============   =============

See the accompanying notes to the condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Income (Unaudited)
                  (in US$ thousands, except per share data)


                                                           Three Months Ended
                                                               September 30,
                                                         --------------------

                                                             1998        1997
                                              --------------------  ----------

Net revenue                                   $            19,244      13,978
Cost of sales                                               6,084       5,425
                                                         ________    ________
Gross profit                                               13,160       8,553
                                                         ________    ________

Operating expenses
Selling, general and administrative expenses                6,355       4,650
Research and development expenses                           1,433       1,265
                                                         ________    ________
Total operating expenses                                    7,788       5,915
                                                         ________    ________
Income from operations                                      5,372       2,638
                                                         ________    ________

Other income (expenses), net:
Interest income, net                                          207         291
Government grants                                             130         157
Other income (expenses), net                                 (878)        208
                                                         ________    ________
Total other income (expenses), net                           (541)        656
                                                         ________    ________

Income before income taxes                                  4,831       3,294
Income taxes                                               (1,647)     (1,137)
                                                         ________    ________
Net income                                    $             3,184       2,157
                                                         ========    ========

Basic earnings per share                      $              0.44   $    0.30
 Diluted earnings per share                   $              0.42   $    0.29





See the accompanying notes to the condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES

                     Condensed Consolidated Statements of Cash Flows (Unaudited)
                                          (in US$ thousands)


                                                                            Three Months Ended
                                                                              September 30,
                                                                           --------------------


                                                                                 1998            1997
                                                                  --------------------  --------------

Cash flows from operating activities:
Net income                                                        $             3,184           2,157

Adjustment to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                                   1,007             904
Provision for service warranties                                                   (5)             40
 Foreign currency options revaluations                                            506              97
Changes in operating assets and liabilities:
Accounts receivable, net                                                        1,712            (497)
Government grants                                                                (130)             61
Inventories                                                                    (1,618)           (682)
Prepaid expenses and other current assets                                       1,208            (112)
Accounts payable, accrued expenses and other liabilities                       (1,480)           (452)
                                                                        _____________   _____________
Net cash provided by operating activities                                       4,384           1,516
                                                                        _____________   _____________
Cash flows from investing activities:
Purchases of property, plant and equipment                                     (3,996)         (1,532)
Patent Costs                                                                      (50)            (25)
Purchase of non trading investments                                              (205)           (126)
Deferred payments- business acquisitions                                       (1,033)              -
Purchases of marketable securities - available for sale                          (989)        (11,155)
Proceeds from sale of marketable securities - available for sale                2,307          15,420
                                                                        _____________   _____________
Net cash provided by/(used) in investing activities                            (3,966)          2,582
                                                                        _____________   _____________
Cash flows from financing activities:
Proceeds from issuance of common stock                                            911             443
                                                                        _____________   _____________
Net cash from financing activities                                                911             443
                                                                        _____________   _____________
Effect of exchange rate changes on cash                                          (379)           (196)
                                                                        _____________   _____________
Net increase in cash and cash equivalents                                         950           4,345
                                                                        _____________   _____________
Cash and cash equivalents at beginning of period                               15,526           9,077
                                                                        _____________   _____________
Cash and cash equivalents at end of period                        $            16,476          13,422
                                                                        =============   =============
Supplemental disclosure of cash flow information:
Income taxes paid                                                                 934             831
Interest paid                                                                       -              21


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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

(2)     Summary of Significant Accounting Policies

(a)     Basis of Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b)     Revenue Recognition:

        Revenue on product sales is recorded at the time of shipment. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized as revenue over the life of the service contract. Revenue from sale of marketing and distribution rights is initially deferred and recognized as revenue over the terms of the agreements.

(c)     Cash and Cash Equivalents:

       Cash equivalents include certificates of deposit, commercial paper, and other highly liquid investments stated at cost, which approximates market. Investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the consolidated statements of cash flows.

(d)     Inventories:

        Inventories are stated at the lower of cost, determined principally by the first- in, first- out method, or net realizable value.

                         RESMED INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(2)     Summary of Significant Accounting Policies, Continued

(e)     Property, Plant  and Equipment:

      Property, plant and equipment is recorded at cost. Depreciation expense is computed using the straight- line method over the estimated useful lives of the assets, generally two to 10 years. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease.
  Amortization expense is computed using the straight- line method over the shorter of the estimated useful lives of the assets or the period of the related lease. Straight- line and accelerated methods of depreciation are used for tax purposes. Maintenance and repairs are charged to expense as incurred.

(f)     Patents:

     The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded, the unamortized costs are written off immediately.

(g)     Goodwill

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

(h)     Government Grants:

        Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development and export of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants of $130,000 and $157,000 have been recognized for the three month period ended September 30, 1998 and September 30, 1997, respectively.

(i)     Foreign Currency:

          The consolidated financial statements of the Company's non- U.S. subsidiaries are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non- U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at period end exchange rates, revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of "Comprehensive Income", as described in Note 4, and are included in "Accumulated Other Comprehensive Income" on the Condensed Consolidated Balance Sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

                         RESMED INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(2)     Summary of Significant Accounting Policies, Continued

(j)     Research and Development:

     All research and development costs are expensed in the period incurred.

(k)     Earnings Per Share:

     During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement
  128). As required by Statement 128, all prior period information has been restated to conform to the provisions of Statement 128. The weighted average shares used to calculate basic earnings per share was 7,307,000 and 7,229,000 for the quarters ended September 30, 1998 and 1997, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 320,000 and 183,000 for the quarters ended September 30, 1998 and 1997, respectively.

(l)     Financial Instruments:

          The carrying value of financial instruments, such as cash and cash equivalents, marketable securities - available for sale, accounts receivable, government grants, foreign currency option contracts, accounts payable and long- term debt approximate their fair value. The Company does not hold or issue financial instruments for trading purposes.

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

      Premiums to enter certain foreign currency options are included in other assets and are amortized over the period of the agreement in the consolidated statement of income against other income, net. At September 30, 1998 and June 30, 1998 unamortized premiums amounted to $419,000 and $267,000, respectively.

                         RESMED INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(2)     Summary of Significant Accounting Policies, Continued

(m)     Foreign Exchange Risk Management, Continued

     Unrealized gains or losses are recognized as incurred in the statement of financial position as either other assets or other liabilities and are recorded within other income, net on the Company's consolidated statements of income. Unrealized gains and losses on currency derivatives are determined based on dealer quoted prices.

          The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. The credit exposure of foreign exchange options is represented by the positive fair value of options at the reporting date.

      The Company held foreign currency option contracts with notional amounts totaling $66,058,000 and $62,683,000 at September 30, 1998 and June 30, 1998,
  respectively to hedge foreign currency items. These contracts mature at various dates prior to December 31, 2000.

(n)     Income Taxes:

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

(o)     Warranty:

       Estimated future warranty costs related to certain products are accrued to operations in the period in which the related revenue is recognized.

(p)     Impairment of Long-Lived Assets:

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

                         RESMED INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(2)     Summary of Significant Accounting Policies, Continued

(q) As of July 1, 1998 the Company adopted Statement of Financial Accounting Standards No 131 "Disclosures About Segments of an Enterprise and Related Information". This Statement addresses presentation and disclosure matters and will have no impact on the Company's financial position or results of operations. As required by Statement 131, compliance with the respective reporting disclosures will be reflected in the Company's 1999 Annual Report on Form 10-K.

(3)     Inventories

         Inventories were comprised of the following at September 30, 1998 and June 30, 1998 (in thousands):



                  September 30,   June 30,
                            1998      1998
                  --------------  --------

Raw materials     $        2,814     2,169
Work in progress             967       546
Finished goods             5,610     4,932
                         _______   _______
                  $        9,391     7,647
                         =======   =======


(4)     Comprehensive Income

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components in the financial statements. The only component of comprehensive income that impacts the Company is foreign currency translation adjustments.
 The net loss associated with the foreign currency translation adjustments for the three months ended September 30, 1998 and 1997 was $535,000 and $534,000, respectively. The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on
  undistributed  earnings  of  foreign  subsidiaries.    Accumulated  other
 comprehensive income at September 30, 1998 and June 30, 1998 consisted solely of foreign currency translation adjustments with debit balances of $8.2 million and $7.7 million, respectively.

(5)     Commitments and contingencies

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

                         RESMED INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(5)     Commitments and contingencies, Continued

     In January 1995, the Company filed a complaint for patent infringement in the United States against Respironics. The complaint seeks monetary damages from, and injunctive relief against Respironics resulting from its alleged infringement of three of the Company's patents. In February 1995, Respironics filed a complaint against the Company seeking a declaratory judgement that Respironics does not infringe claims of these patents and that the Company's patents are invalid and unenforceable. The two actions have been combined and are proceeding in the United States District Court for the Western District of Pennsylvania.

    In June 1996, the Company initiated a further action in Pennsylvania against Respironics regarding alleged infringement of a fourth patent, granted June 4, 1996, related to the Company's delay timer feature. This action was consolidated with the ongoing case such that all of the lawsuits are proceeding together. On July 1, 1997, the Court granted Respironics a motion for partial summary judgement holding that Respironics' accused products do not infringe one of the four patents in suit. Subsequently, the Court undertook a de novo review of the issues raised by the motion and, on January 27, 1998, adopted the Magistrate Judge's Report and Recommendation. On June 18, 1998, in response to a second motion by Respironics for summary judgement of non-infringement, the Magistrate Judge issued a further Report and Recommendation urging the Court to find that another of the four patents in suit was not infringed by Respironics' products. The Court again reviewed the issues de novo and adopted the Magistrate Judge's Report as its opinion and decision. It is ResMed's intention to seek reversal of the two summary judgement rulings by appeal to the United States Court of Appeals for the Federal Circuit once the rulings have been made part of a final judgement in this case.

    In May 1995, Respironics and its Australian distributor filed a Statement of Claim against the Company and Dr Farrell in the Federal Court of Australia. The Statement of Claim alleges that the Company engaged in unfair trade practices, including the misuse of the power afforded by its Australian patents and dominant market position in violation of the Australian Trade Practices Act. The Statement of Claim asserts damage claims in the aggregate amount of approximately $1,000,000, constituting lost profit on sales. While the Company intends to defend this action, there can be no assurance that the Company will be successful in defending such action or that the Company will not be required to make significant payments to the claimants. Furthermore, the Company expects to incur ongoing legal costs in defending this action.

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS
         THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Net Revenues

Net revenues increased for the three months ended September 30, 1998 to $19.2 million from $14.0 million for the three months ended September 30, 1997, an increase of $5.2 million or 38%. The increase in net revenues is primarily attributable to an increase in unit sales of the Company's flow generators and accessories in North and Latin America. Net revenues in North and Latin America increased to $11.9 million from $7.0 million for the quarter and in Europe increased to $5.8 million from $5.4 million for the quarter.

Gross Profit

Gross profit increased for the three months ended September 30, 1998 to $13.2 million from $8.6 million for the three months ended September 30, 1997, an increase of $4.6 million or 54%. The increase resulted primarily from a shift to higher margin products, production efficiencies gained from increased unit sales and a decline in the Australian dollar which in relative terms reduces the Company's manufacturing costs. Gross profit as a percentage of net revenues increased for the quarter ended September 30, 1998 to 68% from 61% in three months ended September 30, 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 1998 to $6.4 million from $4.7 million for the three months ended September 30, 1997, an increase of $1.7 million or 37%. As a percentage of net revenues, selling, general and administrative expenses remained static at 33% for the quarters ended September 30, 1998 and 1997, respectively. The increase in gross selling, general and administrative expenses was due primarily to an increase from 119 to 169 in the number of sales and administrative personnel and other expenses related to the increase in Company sales.

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 1998 to $1.4 million from $1.3 million for the three months ended September 30, 1997, an increase of approximately $160,000 or 13%. As a percentage of net revenues, research and development expenses for the three months ended September 30, 1998 declined to 7% from 9% for the period ended September 30, 1997. The increase in gross research and development expenses was due to an increase in charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of a number of new products, partially offset by the devaluation of the Australian dollar in which research and development costs are denominated.

Other Income (Expenses),Net

Other income (expenses), net declined for the three months ended September 30, 1998 to a net expense of $541,000, from net income of $656,000 for the three months ended September 30, 1997. The decline in other income (expense), net over the three month period primarily reflects foreign currency losses associated with the devaluation of the Australian dollar and reduced interest income as a result of lower interest rates.

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS
         THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Income Taxes

The Company's effective income tax rate for the three months ended September 30, 1998 declined to approximately 34.1% from approximately 34.5% for the three months ended September 30, 1997. The lower tax rate was primarily due to movements in the geographical mix of taxable profit.

Liquidity and Capital Resources

The Company had cash and cash equivalents and marketable securities available for sale of approximately $20.4 million and $20.7 million, at September 30, 1998 and June 30, 1998, respectively. The Company's working capital approximated $32.5 million and $32.8 million, at September 30, 1998 and June 30, 1998, respectively. The marginal decline in working capital balances primarily reflects the increase in capital expenditure offset by the increase in cash generated from operations and proceeds from exercise of stock options.

During the three months ended September 30, 1998, the Company's operations generated $4.4 million cash from operations, primarily as a result of increased profit from operations and reduction in accounts receivable offset partially by increases in inventories. During the three months ended September 30, 1997 approximately $1.5 million of cash was provided by operations.

The Company's capital expenditures for the three month period ended September 30, 1998 and 1997 aggregated $4.0 million and $1.5 million respectively. The majority of the expenditures in the three month period ended September 30, 1998 related to the construction of the Company's new Australian facility, purchase of computer software and hardware, production tooling and equipment and, to a lesser extent, office furniture and research and development equipment. As a result of these capital expenditures, the Company's September 30, 1998 balance sheet reflects net property, plant and equipment of approximately $13.9 million at September 30, 1998, compared to $11.1 million at June 30, 1998.

In addition, during the three month period ended September 30, 1998 the Company paid $1.0 million in business acquisition payments in relation to the 1996 acquisition of Priess.

The Company anticipates expending approximately $6.0 million in relation to the construction of its new manufacturing facility and computer system over the next six months. These payments are to be funded through cash flows from operations.

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

In May 1993, the Australian Federal Government agreed to lend the Company up to $870,000 over a six year term. Such loan bears no interest for the first three years and bears interest at a rate of 3.8% thereafter until maturity. The outstanding principal balance of such loan was $218,000 and $227,000 at September 30, 1998 and June 30, 1998, respectively.

                         RESMED INC. AND SUBSIDIARIES

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS
         THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Year 2000

The Company conducted a strategic review of its information systems in fiscal 1997 with a view to upgrading operations to facilitate the growth in business activity. As a consequence of these review procedures a decision was made to replace existing internal systems with the Oracle Applications Enterprise package. The decision to replace the Company's existing information systems was driven by operational requirements although as a consequence all information systems are expected to be fully Year 2000 compliant. While management expects the costs associated with Year 2000 compliance to be approximately $100,000, the cost of implementing the Oracle Application Enterprise package is estimated to be approximately $2,000,000.

In addition, the Company is reviewing its product lines to identify any products or systems with embedded technology which may not be Year 2000 compliant. To date, this review has not revealed any significant Year 2000 exposure with regards to the Company's products.

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

Recent Accounting Developments

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

                         RESMED INC. AND SUBSIDIARIES

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below provides information about the Company's foreign currency derivative financial instruments, by functional currency and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements and foreign currency call options held at September 30, 1998. For both foreign currency forward exchange agreements and foreign currency call options, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate payments to be exchanged under the contract or options.




                                            1999                 2000                2001                Total
                                    --------------------  -------------------  -----------------  -------------------
                                       (In thousands)

FOREIGN CURRENCY DERIVATIVES

FORWARD EXCHANGE AGREEMENTS

(Receive AUS$/Pay DM)
Contract amount                     $                414                    -                  -  $               414
Average contractual exchange rate   AUS $1 = DM 1.23                                              AUS $1 = DM 1.23

FOREIGN EXCHANGE CALL OPTIONS

(Receive AUS$/Pay US$)
Option amount                       $             21,208  $            37,500                  -  $            58,708
Average contractual exchange rate   AUS $1 = USD 0.667    AUS $1 = USD 0.667                      AUS $1 = USD 0.667


(Receive AUS$/Pay DM)
Option amount                       $              3,030  $             2,880  $           1,440  $             7,350
Average contractual exchange rate   AUS $1 = DM 1.17      AUS $1 = DM 1.12     AUS $1 = DM 1.12   AUS $1 = DM 1.134



                                         Fair Value
                                    Assets/(Liabilities)
                                    ---------------------


FOREIGN CURRENCY DERIVATIVES

FORWARD EXCHANGE AGREEMENTS

(Receive AUS$/Pay DM)
Contract amount                                     ($72)
Average contractual exchange rate

FOREIGN EXCHANGE CALL OPTIONS

(Receive AUS$/Pay US$)
Option amount                       $                530
Average contractual exchange rate


(Receive AUS$/Pay DM)
Option amount                       $                 69
Average contractual exchange rate

-15

                         RESMED INC. AND SUBSIDIARIES


                        PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

     Refer Note 5 to the Condensed Consolidated Financial Statements

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



ResMed Inc.






/s/ PETER C FARRELL
Peter C Farrell
President and Chief Executive Officer





/s/ ADRIAN M SMITH
Adrian M Smith
Vice President Finance and Chief Financial Officer

     Exhibit 11.1
                         RESMED INC. AND SUBSIDIARIES
                   COMPUTATION OF EARNINGS PER COMMON SHARE
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                     Three Months Ended
                                                    -------------------
                                            September 30,        September 30,
                                            -------------------  --------------
                                                           1998            1997
                                            -------------------  --------------


BASIC EARNINGS
Net income                                                3,184           2,157
                                                        =======         =======
Shares
Weighted average number of common
 shares outstanding                                       7,307           7,229
                                                        =======         =======

Basic earnings per share:                   $              0.44  $         0.30
                                                        =======         =======


DILUTED EARNINGS
Net Income                                                3,184           2,157
                                                        =======         =======
Shares
Weighted average number of common
 shares outstanding                                       7,307           7,229
Additional shares assuming conversion of
 stock options under treasury stock method                  320             183
                                                       ________        ________
Weighted average number of common and
 common equivalent shares outstanding
 as adjusted                                              7,627           7,412
                                                        =======         =======

Diluted earnings per share:                 $              0.42  $         0.29
                                                        =======         =======


     Exhibit 27.1

                     ARTICLE. 5 FDS FOR 1ST QUARTER 10-Q

This  schedule  contains  summary  financial information extracted from ResMed
Inc's first quarter September 30, 1998 financial report and is qualified in its entirety by reference to such financial statements.

CURRENCY   USD $ CURRENCY



PERIOD-TYPE                        3-MOS          3-MOS
FISCAL-YEAR-END             JUN-30-1999    JUN-30-1998
PERIOD-END                  SEP-30-1998    SEP-30-1997
EXCHANGE-RATE                          1              1
CASH                          16,476,000     13,422,000
SECURITIES                     3,880,000     14,643,000
RECEIVABLES                   11,318,000      8,328,000
ALLOWANCES                      (280,000)      (294,000)
INVENTORY                      9,391,000      6,333,000
CURRENT-ASSETS                45,529,000     45,499,000
PP&E                          13,945,000      5,547,000
DEPRECIATION                           0              0
TOTAL-ASSETS                  67,338,000     56,447,000
CURRENT-LIABILITIES           13,005,000      9,490,000
BONDS                                  0              0
PREFERRED-MANDATORY                    0              0
PREFERRED                              0              0
COMMON                            30,000         29,000
OTHER-SE                      32,163,000     30,099,000
TOTAL-LIABILITY-AND-EQUITY    67,338,000     56,447,000
SALES                         19,244,000     13,978,000
TOTAL-REVENUES                19,244,000     13,978,000
CGS                            6,084,000      5,425,000
TOTAL-COSTS                            0              0
OTHER-EXPENSES                         0              0
LOSS-PROVISION                         0              0
INTEREST-EXPENSE                       0              0
INCOME-PRETAX                  4,831,000      3,294,000
INCOME-TAX                     1,647,000      1,137,000
INCOME-CONTINUING              3,184,000      2,157,000
DISCONTINUED                           0              0
EXTRAORDINARY                          0              0
CHANGES                                0              0
NET-INCOME                     3,184,000      2,157,000
EPS-PRIMARY                 $       0.44   $       0.30
EPS-DILUTED                 $       0.42   $       0.29