Form 10-Q
period 1998-12-31
RESMED INC
filed 1999-02-12
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                  FORM 10-Q

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No ______

As of December 31, 1998, 14,719,456 shares of Common Stock ($0.004 par value) were outstanding.

                          RESMED INC. AND SUBSIDIARIES
                                    INDEX

PART I  FINANCIAL INFORMATION



                                                                   Page

Item 1  Financial Statements
        Condensed Consolidated Balance Sheets as of December 31,      3
        1998 (unaudited) and June 30, 1998

        Unaudited Condensed Consolidated Statements of Income for     4
        the Three Months Ended December 31, 1998 and 1997 and the
        Six Months Ended December 31, 1998 and 1997

        Unaudited Condensed Consolidated Statements of Cash Flows     5
        for the Six Months Ended December 31, 1998 and 1997

        Notes to the unaudited Condensed Consolidated Financial       6
        Statements

Item 2  Managements Discussion and Analysis of Financial             12
        Conditions and Results of Operations

Item 3  Quantitative and Qualitative Disclosure About Market         16
        Risk



PART II OTHER INFORMATION



Item 1      Legal Proceedings                                    17

Item 2      Changes in Securities                                17

Item 3      Defaults Upon Senior Securities                      17

Item 4      Submission of Matters to a Vote of Security Holders  17

Item 5      Other Information                                    17

Item 6      Exhibits and Reports on Form 8-K                     17

SIGNATURES                                                       18

                      PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                                 RESMED INC. AND SUBSIDIARIES

                           Condensed Consolidated Balance Sheets
                         (in US$ thousands, except per share data)



                                                                  December 31,    June 30,
Assets                                                                     1998       1998
----------------------------------------------------------------  --------------  ---------
                                                                     (Unaudited)
Current assets:
Cash and cash equivalents                                         $      13,595     15,526
Marketable securities -  available for sale                               5,530      5,220
Accounts receivable, net of allowance of $309 at
  December 31, 1998 and $248 at June 30, 1998                            13,445     12,789
Government grants                                                           259        384
Inventories                                                              10,551      7,647
Deferred income taxes                                                     2,514      2,518
Prepaid expenses and other current assets                                 1,965      2,520
                                                                       ________   ________
Total current assets                                                     47,859     46,604
                                                                       ________   ________

Property, plant and equipment, net of accumulated depreciation
  of $7,108 at December 31, 1998 and $5,395 at June 30, 1998             20,025     11,111
Patents, net of accumulated amortization of $432 at December
  31, 1998 and $368 at June 30, 1998                                        537        459
Goodwill, net of accumulated amortization of $1,282 at
  December 31, 1998 and $893 at June 30, 1998                             6,615      5,445
Other assets                                                                470        999
                                                                       ________   ________
Total Assets                                                      $      75,506     64,618
                                                                       ========   ========
Liabilities and Stockholders' Equity
----------------------------------------------------------------
Current liabilities:
Accounts payable                                                  $       4,340      3,759
Accrued expenses                                                          6,903      6,637
Income taxes payable                                                      4,410      3,222
Loan payable                                                                112        227
                                                                       ________   ________
Total current liabilities                                                15,765     13,845
                                                                       ________   ________
Total liabilities                                                        15,765     13,845
                                                                       ________   ________
Stockholders' equity:
Preferred Stock, $0.01 par value, 2,000,000 shares
  authorized; none issued                                                     -          -
Series A Junior Participating Preferred Stock, $0.01 par value,
  150,000 shares authorized; none issued                                      -          -
Common stock, $0.004 par value, 50,000,000 shares authorized;
  issued and outstanding 14,719,456 at December 31, 1998 and
  14,552,000 at June 30, 1998                                                59         58
Additional paid-in capital                                               32,622     31,224
Retained earnings                                                        34,276     27,179
Accumulated other comprehensive income (note 4)                          (7,216)    (7,688)
                                                                       ________   ________
                                                                         59,741     50,773
                                                                       ________   ________
Commitments and contingencies (note 5)                                        -          -
                                                                       ________   ________
Total liabilities and Stockholders' equity                        $      75,506     64,618
                                                                       ========   ========

See accompanying notes to condensed consolidated financial statements.

                                RESMED INC. AND SUBSIDIARIES

                          Unaudited Condensed Consolidated Statements of Income
                                (in US$ thousands, except per share data)


                                                             Three Months Ended       Six Months Ended
                                                                 December 31            December 31,
                                                             --------------------    -----------------

                                                             1998           1997          1998      1997
                                                     ------------    -----------       --------  --------

Net revenue                                       $        21,480         16,146        40,724    30,124
Cost of sales                                               6,964          5,173        13,048    10,598
                                                          _______        _______       _______   _______
Gross profit                                               14,516         10,973        27,676    19,526
                                                          _______        _______       _______   _______

Operating expenses
Selling, general and administrative expenses                6,898          5,044        13,253     9,694
Research and development expenses                           1,636          1,234         3,069     2,499
                                                          _______        _______       _______   _______
Total operating expenses                                    8,534          6,278        16,322    12,193
                                                          _______        _______       _______   _______
Income from operations                                      5,982          4,695        11,354     7,333
                                                          _______        _______       _______   _______

Other income (expense), net:
Interest income, net                                          196            263           403       554
Government grants                                             134            191           264       348
Other income (expense), net                                  (336)        (1,649)       (1,214)   (1,441)
                                                          _______        _______       _______   _______
Total other income (expense), net                              (6)        (1,195)         (547)     (539)
                                                          _______        _______       _______   _______

Income before income taxes                                  5,976          3,500        10,807     6,794
Income taxes                                               (2,063)        (1,208)       (3,710)   (2,345)
                                                          _______        _______       _______   _______
Net income                                                  3,913          2,292         7,097     4,449
                                                          =======        =======       =======   =======


Basic earnings per share                      $              0.27           0.16          0.48      0.31
Diluted earnings per share                    $              0.25           0.15          0.46      0.30


                 See accompanying notes to condensed consolidated financial statements.

                                  RESMED INC. AND SUBSIDIARIES

                  Unaudited Condensed Consolidated Statements of Cash Flows
                                      (in US$ thousands)


                                                                      Six Months Ended
                                                                        December 31,
                                                                     ------------------


                                                                               1998      1997
                                                                  ------------------  --------

Cash flows from operating activities:
Net income                                                        $           7,097     4,449
                                                                            _______   _______
Adjustment to reconcile net income to net cash provided
  by operating activities:
Depreciation and amortization                                                 2,148     1,603
Provision for service warranties                                                 92        60
Deferred income taxes                                                             -        55
Foreign currency options revaluations                                           709     1,669
Changes in operating assets and liabilities:
Accounts receivable, net                                                       (384)   (1,629)
Government grants                                                               127      (130)
Inventories                                                                  (2,628)   (2,149)
Prepaid expenses and other current assets                                       439      (726)
Accounts payable, accrued expenses and other liabilities                      1,599    (1,897)
                                                                            _______   _______
Net cash provided by operating activities                                     9,199     1,305
                                                                            _______   _______
Cash flows from investing activities:
Purchases of property, plant and equipment                                  (10,718)   (6,042)
Patents costs                                                                  (151)     (155)
Purchase of trading investments                                                (205)     (389)
Deferred payments - business acquisition                                     (1,033)   (1,068)
Purchases of marketable securities - available for sale                      (7,589)  (18,017)
Proceeds from sale of marketable securities - available for sale              7,257    23,478
                                                                            _______   _______
Net cash provided by/(used in) investing activities                         (12,439)   (2,193)
                                                                            _______   _______
Cash flows from financing activities:
Proceeds from issuance of common stock                                        1,399       531
Repayment of long-term debt                                                    (115)     (124)
                                                                            _______   _______
Net cash provided by/(used in) financing activities                           1,284       407
                                                                            _______   _______
Effect of exchange rate changes on cash                                          25    (1,015)
                                                                            _______   _______
Net increase (decrease) in cash and cash equivalents                         (1,931)   (1,496)
                                                                            _______   _______
Cash and cash equivalents at beginning of period                             15,526     9,077
                                                                            _______   _______
Cash and cash equivalents at end of period                        $          13,595     7,581
                                                                            =======   =======
Supplemental disclosure of cash flow information:
Income taxes paid                                                             1,373     4,160
Interest paid                                                                     4        35

             See accompany notes to condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     Organization and Basis of Presentation

     ResMed Inc. (the Company), is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. The Company designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's principal
  manufacturing  operations  are  located  in  Australia.    Other  principal
  distribution and sales sites are located in the United States, the United Kingdom, Asia and Europe.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998 and the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

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

(h)     Government Grants:

        Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development and export of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants of $134,000 and $191,000 have been recognized for the three month periods ended December 31, 1998 and 1997, respectively and $264,000 and $348,000 for the six month periods ended December 31, 1998 and 1997, respectively.

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

(k)     Earnings per Share:

        The weighted average shares used to calculate basic earnings per share was 14,693,000 and 14,494,000 for the quarters ended December 31, 1998 and 1997, respectively, and 14,654,000 and 14,476,000 for the six month periods ended December 31, 1998 and 1997, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 893,000 and 472,000 for the quarters ended December 31, 1998 and 1997, respectively, and by 766,000 and 438,000 for the six month periods ended December 31, 1998 and
 1997, respectively.

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

      Premiums to enter certain foreign currency options are included in other assets and are amortized over the period of the agreement in the consolidated statement of income against other income, net. At December 31, 1998 and June
  30, 1998 unamortized premiums amounted to $452,000 and $267,000, respectively.

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)     Summary of Significant Accounting Policies, Continued

(m)     Foreign Exchange Risk Management, Continued:

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

      The Company held foreign currency option contracts with notional amounts totaling $60,501,000 and $62,683,000 at December 31, 1998 and June 30, 1998,
  respectively to hedge foreign currency items. These contracts mature at various dates prior to December 31, 2000.

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

(3)     Inventories

     Inventories were comprised of the following at December 31, 1998 and June
 30, 1998:



                  December 31,   June 30,
                           1998       1998
                  -------------  ---------
                  $        '000  $    '000
                  -------------  ---------

Raw materials     $       3,537      2,169
Work in progress             34        546
Finished goods            6,980      4,932
                        _______    _______
                  $      10,551      7,647
                        =======    =======


(4)     Comprehensive Income

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components in the financial statements. The only component of comprehensive income that impacts the Company is foreign currency translation adjustments. The net gain associated with the foreign currency translation adjustments for the three months ended December 31, 1998 was $1.0 million compared to a net loss of $3.7 million for the three months ended December 31, 1997. The net gain associated with the foreign currency translation adjustments for the six months ended December 31, 1998 was $472,000 compared to a net loss of $4.2 million for the six months ended December 31, 1997. The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive income at December 31, 1998 and June 30, 1998 consisted solely of foreign currency translation adjustments with debit balances of $7.2 million and $7.7 million, respectively.

(5)     Commitments and Contingencies

The company is currently engaged in litigation relating to the enforcement and defense of certain of its patents. In 1992, the Australian distributor for Respironics, Inc challenged the Company's original Australian patent covering both a method of and device for treating OSA with CPAP. In 1994, an Australian appeals court, relying on issues specific to Australian patent law, revoked the patent. The Company's market share in Australia has decreased from 1995 to the present, and the Company expects that its market share in Australia will continue to decrease.

                         RESMED INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(5)     Commitments and Contingencies, Continued

In 1995, the Company filed a complaint in the United States District Court seeking monetary damages from and injunctive relief against Respironics for alleged infringement of three ResMed patents. In 1996, the Company filed an additional complaint against Respironics for infringement of a fourth ResMed patent, and the actions were consolidated. As of this date, Respironics has brought three partial summary judgment motions for non-infringement of the ResMed patents; the Court has granted two of the motions, and the third is currently being litigated. It is ResMed's intention to appeal the summary judgment rulings after a final judgment in the consolidated litigation has been entered in the District Court proceedings.

In 1995, Respironics and its Australian distributor filed a Statement of Claim against the Company and Dr. Farrell, in the Federal Court of Australia, alleging that the Company engaged in unfair trade practices. The Statement of Claim asserts damage claims for lost profits on sales in the aggregate amount of approximately $1,000,000 USD. While the Company intends to defend this action, there can be no assurance that the Company will be successful or that the Company will not be required to make significant payments to the claimants. Furthermore, the Company expects to incur ongoing legal costs in defending this action, as well as in the continuing litigation of its patent cases.

                         RESMED INC. AND SUBSIDIARIES

    Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                            RESULTS OF OPERATIONS

Net Revenue

Net revenue increased for the three months ended December 31, 1998 to $21.5 million from $16.1 million for the three months ended December 31, 1997, an increase of $5.3 million or 33%. For the six month period ended December 31, 1998 net revenue increased to $40.7 million from $30.1 million in the six month period ended December 31, 1997, an increase of $10.6 million or 35%. Both the three month and six month increases in net revenue were attributable to an increase in unit sales of the Company's flow generators and accessories primarily in Latin and North America. Net revenue in Latin and North America increased to $12.2 million from $8.3 million for the quarter, and to $24.1 million from $15.3 million for the six month period ended December 31, respectively. In Europe net revenue increased to $7.6 million from $5.5 million for the quarter, and to $13.5 million from $10.9 million for the six month periods ended December 31, 1998 and 1997, respectively.

Gross Profit

Gross profit increased for the three months ended December 31, 1998 to $14.5 million from $11.0 million for the three months ended December 31, 1997, an increase of $3.5 million or 32%. Gross profit as a percentage of net revenue was 68% for the quarters ended December 31, 1998 and 1997. The steady margin reflects continuing domestic price competition offset by a shift in sales mix to higher margin products.

For the six month period ended December 31, 1998 gross profit increased to $27.7 million from $19.5 million in the same period of fiscal 1998, an increase of $8.2 million or 42%. Gross profit as a percentage of net revenue increased for the six month period ended December 31, 1998 to 68% from 65% for the six months ended December 31, 1997. These increases also resulted from increased revenues and a shift to higher margin product sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 1998 to $6.9 million from $5.0 million for the three months ended December 31, 1997, an increase of $1.9 million or 37%. As a percentage of net revenue, selling, general and administrative expenses increased to 32% for the quarter ended December 31, 1998 from 31% for the quarter ended December 31, 1997. The increase in selling, general and administrative expenses was primarily due to an increase from 124 to 185 in the number of sales and administrative personnel while legal costs associated with ongoing legal action (refer Note 5) increased to $377,000 from $306,000 and other expenses rose in relation to the increase in Company sales.

Selling, general and administrative expenses for the six months ended December 31, 1998 increased to $13.3 million from $9.7 million for the six months ended December 31, 1997, an increase of $3.6 million or 37%. As a percentage of net revenue selling, general and administration expenses increased to 33% for the six months ended December 31, 1998 from 32% in the six months ended December 31, 1997.

                         RESMED INC. AND SUBSIDIARIES

  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 1998 to $1.6 million from $1.2 million for the three months ended December 31, 1997, an increase of $400,000 or 33%. As a percentage of net revenue, research and development expenses remained constant for the three months ended December 31, 1998 and 1997 at 8% of net revenues. The increase in gross research and development expenses was due to increased evaluation and testing procedures incurred to facilitate development of a number of new products.

For the six month period ended December 31, 1998 research and development expenses increased to $3.1 million from $2.5 million for the same period in fiscal 1998, an increase of $570,000 or 23%. As a percentage of net revenue, research and development expenses was 8% for the six months ended December 31, 1998 and 1997. The increase in gross research and development expenditure for the six months reflects additional costs relating to development and evaluation of new products.

Other Income (Expense), Net

Other Income (Expense), Net, improved for the three months ended December 31, 1998 to a loss of $6,000 from a loss of $1.2 million for the three months ended December 31, 1997, a decrease of $1.2 million. This decline was due primarily to lower net foreign exchange losses arising from the Company's foreign currency hedging program. Government grants income declined for the three months ended December 31, 1998 to $134,000 from $191,000 for the three months ended December 31, 1997 reflecting reduced Australian Federal Government research grants.

Other Income (Expense), Net increased for the six months ended December 31, 1998 to a loss of $547,000, from a loss of $539,000 for the six months ended December 31, 1997 an increase of $8,000.

Income Taxes

The Company's effective income tax rate was approximately 34.5% for the three months ended December 31, 1998 and 1997 and for the six month period ended December 31, 1998 decreased to 34.3% from 34.5% for the six month period ended December 31, 1997.

                         RESMED INC. AND SUBSIDIARIES

  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS

Liquidity and Capital Resources

As of December 31, 1998 and June 30, 1998, the Company had cash and cash equivalents and marketable securities available for sale of approximately $19.1 million and $20.7 million, respectively. The Company's working capital approximated $32.1 million and $32.8 million, at December 31, 1998 and June 30, 1998, respectively. The decline in working capital balances primarily reflects the increase in capital expenditure associated with the construction of the Australian manufacturing facility offset by the increase in cash generated from operations and proceeds from the exercise of stock options.

During the six months ended December 31, 1998, the Company generated cash of $9.2 million from operations, primarily as a result of increased profit from operations and reduction in income taxes paid offset by increases in inventory balances. During the six months ended December 31, 1997 approximately $1.3 million of cash was generated by operations primarily due to increased profit from operations.

The Company's capital expenditures for the six month period ended December 31, 1998 and 1997 aggregated $10.7 million and $6.0 million respectively. The majority of the expenditures in the six month period ending December 31, 1998 related to the construction of a new manufacturing facility along with the purchase of computer hardware and production tooling. As a result of these capital expenditures, the Company's December 31, 1998 balance sheet reflects net property plant and equipment of approximately $20.0 million at December 31, 1998 compared to $11.1 million at June 30, 1998.

In addition, during the six month period ended December 31, 1998 the Company paid $1.0 million in business acquisition payments in relation to the 1996 acquisition of Priess.

The Company anticipates expending approximately $4.0 million in relation to the construction of its new manufacturing facility and computer system over the next three months. These payments are to be funded through cash flows from operations.

The results of the Company's international operations are affected by changes in exchange rates between currencies. Changes in exchange rates may negatively affect the Company's consolidated net revenue and gross profit margins from international operations. The company is exposed to the risk that the dollar value equivalent of anticipated cash flows will be adversely affected by changes in foreign currency exchange rates. The Company manages this risk through foreign currency option contracts.

In May 1993, the Australian Federal Government agreed to lend the Company up to $870,000 over a six year term. Such a loan bears no interest for the first three years but bears interest at a rate of 3.8% thereafter until maturity. The outstanding principal balance of such loan was $112,000 and $227,000 at December 31, 1998 and June 30, 1998, respectively.

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

The table below provides information about the Company's foreign currency derivative financial instruments, by functional currency and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at December 31, 1998. The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates for the Company's foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the contract or options.



                                           1999                 2000                2001                Total
                                    -------------------  -------------------  -----------------  -------------------

FOREIGN CURRENCY DERIVATIVES

FOREIGN EXCHANGE CALL OPTIONS

(Receive AUS$/Pay US$)
Option amount                       $        16,583,000  $        37,500,000                  -  $        54,083,000
Average contractual exchange rate   AUS $1 = USD 0.667   AUS $1 = USD 0.667                      AUS $1 = USD 0.667


(Receive AUS$/Pay DM)
Option amount                       $         2,083,000  $         2,890,000  $       1,445,000  $         6,418,000
Average contractual exchange rate   AUS $1 = DM 1.17     AUS $1 = DM 1.12     AUS $1 = DM 1.12   AUS $1 = DM 1.134


                                         Fair Value
                                    Assets/(Liabilities)
                                    ---------------------

FOREIGN CURRENCY DERIVATIVES

FOREIGN EXCHANGE CALL OPTIONS

(Receive AUS$/Pay US$)
Option amount                       $             331,000
Average contractual exchange rate


(Receive AUS$/Pay DM)
Option amount                       $              60,000
Average contractual exchange rate

                         RESMED INC. AND SUBSIDIARIES

                        PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

     Refer Note 5 to the Condensed Consolidated Financial Statements

Item 2.     Changes in Securities

     None

Item 3.     Defaults Upon Senior Securities

     None

Item 4.     Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on November 6, 1998. The holders of 6,563,531 shares of the Company's stock (approximately 90% of the outstanding shares) were present at the meeting in person or by proxy. The only matters voted upon at the meeting were (1) to elect a director, to serve for a three year term; (2) to amend the Certificate of Incorporation of the Company to (i) effect a two-for-one stock split of the outstanding shares of the Company's Common Stock and (ii) increase the number of authorized shares of the Company's Common Stock, par value of $0.004 per share, from 15,000,000 to 50,000,000 shares; (3) to ratify the selection of auditors to examine the consolidated financial statements of the Company for the fiscal year ending June 30, 1999; and (4) to transact such other business as may properly come before the meeting.

(1) Mr Michael A Quinn, nominated by the Company's Board of Directors, was elected to serve until 2001. There were no other nominees.

     Shares were voted as follows:

Name                For       Withholding Vote For
---------------  ---------    --------------------

Michael A Quinn  6,530,548         32,983


(2) The proposed amendment to the Certificate of Incorporation described above was approved:

     Affirmative votes     4,751,236
     Negative votes     1,801,311

(3) the selection of KPMG Peat Marwick LLP as independent public accountants for the 1999 fiscal year was ratified: affirmative votes,
    6,549,132 shares; negative votes, 1,900 shares.

(4)     There was no other business transacted at the meeting.

Item 5.     Other Information

     None

Item 6.     Exhibits and Report on Form 8K

     Exhibits.  The following exhibits are filed as a part of this report:
11.1     Statement re: Computation of Earnings per Share
27.1     Financial Data Schedule

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



ResMed Inc.





/S/ PETER C FARRELL
________________________
Peter C Farrell
President and Chief Executive Officer




/S/ ADRIAN M SMITH
________________________
Adrian M Smith
Vice President Finance and Chief Financial Officer


     Exhibit 11.1
                                         RESMED INC AND SUBSIDIARIES
                                  COMPUTATION OF EARNINGS PER COMMON SHARE
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended               Six Months Ended
                                                      -------------------              ----------------

                                            December 31,         December 31,      December 31,  December 31,
                                            -------------------  ----------------  ------------  ------------
                                                           1998              1997          1998          1997
                                            -------------------  ----------------  ------------  ------------
BASIC EARNINGS
Net income                                  $             3,913             2,292         7,097         4,449
                                                        =======           =======       =======       =======
Shares
Weighted average number of common
 shares outstanding                                      14,693            14,494        14,654        14,476
                                                       ========          ========      ========      ========

Basic earnings per share:                   $              0.27              0.16          0.48          0.31
                                                       ========          ========      ========      ========


DILUTED EARNINGS
Net Income                                  $             3,913             2,292         7,097         4,449
                                                       ========          ========      ========      ========
Shares
Weighted average number of common
 shares outstanding                                      14,693            14,494        14,654        14,476
Additional shares assuming conversion of
 stock options under treasury stock method                  893               472           766           438
                                                       ________          ________      ________      ________
Weighted average number of common and
 common equivalent shares outstanding
 as adjusted                                             15,586            14,966        15,420        14,914
                                                       ========          ========      ========      ========

Diluted earnings per share:                 $              0.25              0.15          0.46          0.30
                                                       ========          ========      ========      ========


     Exhibit 27.1

                     ARTICLE. 5 FDS FOR 2ND QUARTER 10-Q

This  schedule  contains  summary  financial information extracted from ResMed
Inc's second quarter December 31, 1998 financial report and is qualified in its entirety by reference to such financial statements.

CURRENCY   USD $ CURRENCY



PERIOD-TYPE                        6-MOS         6-MOS
FISCAL-YEAR-END             JUN-30-1999   JUN-30-1998
PERIOD-END                  DEC-31-1998   DEC-31-1997
EXCHANGE-RATE                          1             1
CASH                          13,595,000     7,581,000
SECURITIES                     5,530,000    13,027,000
RECEIVABLES                   13,445,000     9,365,000
ALLOWANCES                       309,000       270,000
INVENTORY                     10,551,000     7,572,000
CURRENT-ASSETS                47,859,000    40,981,000
PP&E                          20,025,000     9,098,000
DEPRECIATION                           0             0
TOTAL-ASSETS                  75,506,000    57,044,000
CURRENT-LIABILITIES           15,765,000    11,678,000
BONDS                                  0             0
PREFERRED-MANDATORY                    0             0
PREFERRED                              0             0
COMMON                            59,000        58,000
OTHER-SE                      32,622,000    31,224,000
TOTAL-LIABILITY-AND-EQUITY    75,506,000    57,044,000
SALES                         40,724,000    30,124,000
TOTAL-REVENUES                40,724,000    30,124,000
CGS                           13,048,000    10,598,000
TOTAL-COSTS                            0             0
OTHER-EXPENSES                         0             0
LOSS-PROVISION                         0             0
INTEREST-EXPENSE                       0             0
INCOME-PRETAX                 10,807,000     6,794,000
INCOME-TAX                     3,710,000     2,345,000
INCOME-CONTINUING              7,097,000     4,449,000
DISCONTINUED                           0             0
EXTRAORDINARY                          0             0
CHANGES                                0             0
NET-INCOME                     7,097,000     4,449,000
EPS-BASIC                   $       0.48  $       0.31
EPS-DILUTED                 $       0.46  $       0.30