Form 10-Q
period 1999-03-31
RESMED INC
filed 1999-05-14
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                  FORM 10-Q

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No ______

As of March 31, 1999, there were 14,759,082 shares of Common Stock ($0.004 par value) outstanding.

                         RESMED INC. AND SUBSIDIARIES

                                    INDEX


PART I  FINANCIAL INFORMATION

                                                                                            Page

Item 1                         Financial Statements
                               Condensed Consolidated Balance Sheets as of March 31, 1999      3
                               (unaudited) and June 30, 1998

                               Unaudited Condensed Consolidated Statements of Income for       4
                               the Three Months Ended March 31, 1999 and 1998 and the
                               Nine Months ended March 31, 1999 and 1998

                               Unaudited Condensed Consolidated Statements of Cash Flows       5
                               for the Nine Months Ended March 31, 1999 and 1998

                               Notes to the Unaudited Condensed Consolidated Financial         6
                               Statements

Item 2                         Management's Discussion and Analysis of Financial Condition    12
                               and Results of Operations

Item 3                         Quantitative and Qualitative Disclosures About Market Risk     16





PART II OTHER INFORMATION

Item 1                     Legal Proceedings                                    17

Item 2                     Changes in Securities                                17

Item 3                     Defaults Upon Senior Securities                      17

Item 4                     Submission of Matters to a Vote of Security Holders  17

Item 5                     Other Information                                    17

Item 6                     Exhibits and Reports on Form 8-K                     17

SIGNATURES                                                                      18

                      PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
                         RESMED INC. AND SUBSIDIARIES


Condensed Consolidated Balance Sheets
(in US$thousands, except per share data)

                                                                      March 31,       June 30,
                                                                      --------------  -------------
                                                                               1999           1998
                                                                      --------------  -------------
Assets                                                                   (unaudited)
Current assets:
Cash and cash equivalents                                             $      10,844         15,526
Marketable securities -  available for sale                                   5,320          5,220
Accounts receivable, net of allowance for doubtful accounts of
337 at March 31, 1999 and $248 at June 30, 1998                              15,902         12,789
Government grants receivable                                                    111            384
Inventories (note 3)                                                         10,016          7,647
Deferred income taxes                                                         2,642          2,518
Prepaid expenses and other current assets                                     2,742          2,520
                                                                       ____________   ____________
Total current assets                                                         47,577         46,604
                                                                       ____________   ____________

Property, plant and equipment, net of accumulated amortization of
8,104 at March 31, 1999 and $5,395 at June 30, 1998                          26,619         11,111
Patents, net of accumulated amortization of $489 at March 31, 1999
and $368 at June  30, 1998                                                      514            459
Goodwill, net of accumulated amortization of $1,342 at March 31,
1999 and $893 at June 30, 1998                                                5,929          5,445
Other assets                                                                  2,403            999
                                                                       ____________   ____________
Total assets                                                          $      83,042         64,618
                                                                       ============   ============
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                      $       5,457          3,759
Accrued expenses                                                              7,711          6,637
Income taxes payable                                                          5,188          3,222
Current portion of long term debt                                               116            227
                                                                       ____________   ____________
Total current liabilities                                                    18,472         13,845
                                                                       ____________   ____________
Total liabilities                                                            18,472         13,845
                                                                       ____________   ____________
Stockholders' equity:
Preferred stock, $0.01 par value,
2,000,000 shares authorized; none issued                                          -              -
Series A Junior Participating preferred stock, $0.01 par value,
150,000 shares authorized; none issued                                            -              -
Common Stock, $0.004 par value, 50,000,000 shares
authorized; issued and outstanding 14,759,082 at March 31,
1999 and 14,552,000 at June 30, 1998                                             59             58
Additional paid-in capital                                                   32,936         31,224
Retained earnings                                                            38,644         27,179
Accumulated other comprehensive income (note 4)                              (7,069)        (7,688)
                                                                       ____________   ____________
Total stockholders' equity                                                   64,570         50,773
                                                                       ____________   ____________
Commitments and contingencies (note 5)                                            -              -

Total liabilities and stockholders' equity                            $      83,042         64,618
                                                                       ============   ============

See accompanying notes to condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES


Unaudited Condensed Consolidated Statements of Income
(in US$thousands, except per share data)

                                                              Three Months Ended                      Nine Months Ended
                                                                  March 31,                              March 31,
                                                             --------------------                    ------------------

                                                                 1999                 1998           1999            1998
                                                  --------------------  ------------------   --------------  --------------

Net revenue                                       $            22,760               17,113          63,484          47,237
Cost of sales                                                   7,901                6,098          20,949          16,697
                                                         ____________         ____________    ____________    ____________
Gross profit                                                   14,859               11,015          42,535          30,540
                                                         ____________         ____________    ____________    ____________

Operating expenses
Selling, general and administrative expenses                    6,636                5,300          19,889          14,994
Research and development expenses                               1,512                1,290           4,581           3,789
                                                         ____________         ____________    ____________    ____________
Total operating expenses                                        8,148                6,590          24,470          18,783
                                                         ____________         ____________    ____________    ____________
Income from operations                                          6,711                4,425          18,065          11,757
                                                         ____________         ____________    ____________    ____________

Other income (expenses), net:
Interest income, net                                              152                  201             555             755
Government grants                                                 138                  128             402             476
Other income (expenses), net                                     (353)                  47          (1,567)         (1,394)
                                                         ____________         ____________    ____________    ____________
Total other income (expenses), net                                (63)                 376            (610)           (163)
                                                         ____________         ____________    ____________    ____________

Income before income taxes                                      6,648                4,801          17,455          11,594
Income taxes                                                    2,280                1,655           5,990           4,000
                                                         ____________         ____________    ____________    ____________
Net income                                        $             4,368                3,146          11,465           7,594
                                                         ============         ============    ============    ============

Basic earnings per share                          $              0.30   $             0.22    $       0.78    $       0.52
Diluted earnings per share                        $              0.28   $             0.21    $       0.74    $       0.51

                             See accompanying notes to condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES


            Unaudited Condensed Consolidated Statements of Cash Flows
                                (in US$thousands)
                                                                        Nine Months Ended
                                                                            March 31,
                                                                       -------------------


                                                                                 1999           1998
                                                                   -------------------  -------------

Cash flows from operating activities:
Net income                                                         $           11,465          7,594

Adjustment to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                                   3,328          2,831
Provision for service warranties                                                  214             80
Foreign currency options revaluations                                             115          1,669
Changes in operating assets and liabilities:
Accounts receivable, net                                                       (3,384)        (3,271)
Government grants                                                                 286            (41)
Inventories                                                                    (2,371)        (1,744)
Prepaid expenses and other current assets                                        (283)          (547)
Accounts payable, accrued expenses and other liabilities                        4,916         (3,572)
                                                                         ____________   ____________
Net cash provided by operating activities                                      14,286          2,999
                                                                         ____________   ____________
Cash flows from investing activities:
Purchases of property, plant and equipment                                    (17,899)        (8,319)
Patents costs                                                                    (151)          (261)
Purchase of investments                                                        (1,529)          (389)
Deferred payments -  business acquisitions                                     (1,033)        (1,699)
Purchases of marketable securities - available for sale                       (11,809)       (24,879)
Proceeds from sale of marketable securities - available for sale               11,687         35,638
                                                                         ____________   ____________
Net cash provided by/(used in) investing activities                           (20,734)            91
                                                                         ____________   ____________
Cash flows from financing activities:
Proceeds from issuance of common stock                                          1,713            781
Repayment of long term debt                                                      (114)          (124)
                                                                         ____________   ____________
Net cash provided by financing activities                                       1,599            657
                                                                         ____________   ____________
Effect of exchange rate changes on cash                                           167           (981)
                                                                         ____________   ____________
Net (decrease)/increase in cash and cash equivalents                           (4,682)         2,766
                                                                         ____________   ____________
Cash and cash equivalents at beginning of period                               15,526          9,077
                                                                         ____________   ____________
Cash and cash equivalents at end of period                         $           10,844         11,843
                                                                         ============   ============
Supplemental disclosure of cash flow information:
Income taxes paid                                                  $            4,029          5,528
Interest paid                                                                       -              -

               See accompanying notes to condensed consolidated financial statements.

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     Organization and Basis of Presentation

      ResMed Inc. (the Company) is a Delaware corporation formed in March 1994 as a holding company for ResMed Group. The Company designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's principal
  manufacturing  operations  are  located  in  Australia.    Other  principal
  distribution and sales sites are located in the United States, the United Kingdom and Europe.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
 Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 and the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

(2)     Summary of Significant Accounting Policies

(a)     Basis of Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

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

(d)     Inventories:

        Inventories are stated at the lower of cost, determined principally by the first- in first- out method, or net realizable value.

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

(g)     Goodwill

          Goodwill arising from business acquisitions is amortized on a straight-line basis over periods ranging from three to 15 years. The Company carries goodwill at cost net of amortization. The Company reviews its goodwill carrying value when events indicate that an impairment may have occurred in goodwill. If, based on the undiscounted cash flows, management determines goodwill is not recoverable, goodwill is written down to its discounted cash flow value and the amortization period is reassessed.

(h)     Government Grants:

        Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development and export of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants of $138,000 and $128,000 have been recognized for the three month period ended
 March 31, 1999 and 1998, respectively, and $402,000 and $476,000 for the nine month periods ended March 31, 1999 and 1998, respectively.

(i)     Foreign Currency:

          The consolidated financial statements of the Company's non- U.S. subsidiaries are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non- U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at period end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of "Comprehensive Income", as described in Note 4, and are included in "Accumulated Other Comprehensive Income" on the Condensed Consolidated Balance Sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)     Summary of Significant Accounting Policies, Continued

(j)     Research and Development:

     All research and development costs are expensed in the period incurred.

(k)     Earnings Per Share:

        The weighted average shares used to calculate basic earnings per share was 14,746,000 and 14,516,000 for the quarters ended March 31, 1999 and 1998, respectively, and 14,699,000 and 14,490,000 for the nine month periods ended March 31, 1999 and 1998, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 984,000 and 586,000 for the quarters ended March 31, 1999 and 1998, respectively, and by 747,000 and 472,000 for the nine month periods ended March 31, 1999 and 1998, respectively.

(l)     Financial Instruments:

          The carrying value of financial instruments, such as cash and cash equivalents, marketable securities - available for sale, accounts receivable, government grants, foreign currency option contracts, accounts payable and long- term debt, approximate their fair value. The Company does not hold or issue financial instruments for trading purposes.

          The fair value of financial instruments is defined as the amount for which the instrument could be exchanged in a current transaction between willing parties.

(m)     Foreign Exchange Risk Management:

        The Company enters into various types of foreign exchange contracts in managing its foreign exchange risk, including derivative financial instruments encompassing forward exchange contracts and foreign currency options.

        The purpose of the Company's foreign currency hedging activities is to protect the Company from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian manufacturing activities. The Company enters into foreign currency option contracts to hedge anticipated sales and manufacturing costs denominated in principally Australian Dollars, Pound Sterling and Deutschmarks. The terms of such foreign exchange contracts generally do not exceed two years.

      Premiums to enter certain foreign currency options are included in other assets and are amortized over the period of the agreement in the consolidated statement of income against other income, net. At March 31, 1999 and June 30, 1998 unamortized premiums amounted to $702,000 and $267,000, respectively.

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)     Summary of Significant Accounting Policies, Continued

(m)     Foreign Exchange Risk Management, Continued:

     Unrealized gains or losses are recognized as incurred in the accompanying balance sheets as either other assets or other liabilities and are recorded within other income, net on the Company's consolidated statements of income.
  Unrealized gains and losses on currency derivatives are determined based on dealer quoted prices.

          The Company is exposed to credit related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. The credit exposure of foreign exchange options is represented by the positive fair value of options at the reporting date.

      The Company held foreign currency option contracts with notional amounts totaling $72,873,000 and $62,683,000 at March 31, 1999 and June 30, 1998,
  respectively, to hedge foreign currency items. These contracts mature at various dates prior to March 31, 2001.

(n)     Income Taxes:

          The Company accounts for income taxes under the asset and liability method of accounting for income taxes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(o)     Warranty:

       Estimated future warranty costs related to certain products are accrued to operations in the period in which the related revenue is recognized.

(p)     Impairment of Long-Lived Assets:

          The Company periodically evaluates the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                         RESMED INC. AND SUBSIDIARIES

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)     Summary of Significant Accounting Policies, Continued

(q) As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise
        and Related Information." This Statement addresses presentation and disclosure matters and will have no impact on the Company's financial position or results of operations. As required by Statement 131, compliance with the respective reporting disclosures will be reflected in the Company's 1999 Annual Report on Form 10-K.

(3)     Inventories


                  Inventories were comprised of the following at March 31, 1999 and June 30, 1998:

                                                                March 31,           June 30,
                                                                   1999               1998
                                                               -----------          ---------
                                                                  $'000               '000

Raw materials                                                  $  3,663                 2,169
Work in progress                                                    704                   546
Finished goods                                                    5,649                 4,932
                                                                _______               _______
                                                               $ 10,016                 7,647
                                                                =======               =======


(4)     Comprehensive Income

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components in the financial statements. The only component of comprehensive income that impacts the Company is foreign currency translation adjustments. The net gain associated with the foreign currency translation adjustments for the three months ended March 31, 1999 was $147,000 compared to a net gain of $214,000 for the three months ended March 31, 1998. The net gain associated with the foreign currency translation adjustments for the nine months ended March 31, 1999 was $619,000 compared to a net loss of $4.0 million for the nine months ended March 31, 1998. The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive income at March 31, 1999 and June 30, 1998 consisted solely of foreign currency translation adjustments with debit balances of $7.1 million and $7.7 million, respectively.

(5)     Commitments and Contingencies

The company is currently engaged in litigation relating to the enforcement and defense of certain of its patents. In 1992, the Australian distributor for Respironics, Inc. challenged the Company's original Australian patent covering both a method of and device for treating OSA with CPAP. In May 1994, an Australian appeals court, relying on issues specific to Australian patent law, revoked the patent. The Company's market share in Australia has decreased from 1995 to the present.

                         RESMED INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(5)     Commitments and Contingencies, Continued

In May 1995, the Company filed a complaint in the United States District Court seeking monetary damages from and injunctive relief against Respironics for alleged infringement of three ResMed patents. In June 1996, the Company filed an additional complaint against Respironics for infringement of a fourth
ResMed patent, and the actions were consolidated. As of this date, Respironics has brought three partial summary judgment motions for non-infringement of the ResMed patents; the Court has granted two of the motions, and the third is currently being litigated. It is ResMed's intention to appeal the summary judgment rulings after a final judgment in the consolidated litigation has been entered in the District Court proceedings.

In May 1995, Respironics and its Australian distributor filed a Statement of Claim against the Company and Dr. Farrell, in the Federal Court of Australia, alleging that the Company engaged in unfair trade practices. The Statement of Claim asserts damage claims for lost profits on sales in the aggregate amount of approximately $1,000,000. While the Company intends to defend this action, there can be no assurance that the Company will be successful or that the Company will not be required to make significant payments to the claimants. Furthermore, the Company expects to incur ongoing legal costs in defending this action, as well as in the continuing litigation of its patent cases.

                         RESMED INC. AND SUBSIDIARIES
Item 2.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Net Revenue

Net revenue increased for the three months ended March 31, 1999 to $22.8 million from $17.1 million for the three months ended March 31, 1998, an increase of $5.7 million or 33%. For the nine month period ended March 31, 1999 net revenue increased to $63.5 million from $47.2 million in the nine month period ended March 31, 1998 an increase of $16.3 million or 34%. Both the three month and nine month increases in net revenue were attributable to an increase in unit sales of the Company's flow generators and accessories in North and Latin America and to a lesser extent Europe. In fiscal 1999 net revenue in North and Latin America increased to $12.4 million from $8.4 million for the quarter, and to $36.5 million from $23.5 million for the nine month periods ended March 31. In Europe net revenue increased to $8.4 million from $6.3 million for the quarter, and to $21.9 million from $17.2 million for the nine month periods ended March 31, 1999 and 1998, respectively.

Gross Profit

Gross  profit  increased  for  the  three months ended March 31, 1999 to $14.9 million from $11.0 million for the three months ended March 31, 1998, an increase of $3.9 million or 35%. Gross profit as a percentage of net revenue increased for the quarter ended March 31, 1999 to 65% from 64% for the three months ended March 31, 1998. These increases resulted primarily from increased unit sales of higher margin products and improved manufacturing efficiencies.

For the nine month period ended March 31, 1999 gross profit increased to $42.5 million from $30.5 million in the same period of fiscal 1998 an increase of $12.0 million or 39%. Gross profit as a percentage of net revenue increased for the nine month period ended March 31, 1999 to 67% from 65% achieved for the nine months ended March 31, 1998. These increases also resulted from increased unit sales of higher margin products and improved manufacturing efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 1999 to $6.6 million from $5.3 million for the three months ended March 31, 1998, an increase of $1.3 million or 25%. This increase was primarily due to an increase from 136 to 197 in the number of sales and administrative personnel. As a percentage of net revenue, selling, general and administrative expenses declined to 29% for the three months ended March 31, 1999 from 31% for the three months ended March 31, 1998. This decrease was a result of increased economies of scale as a result of higher revenues over the period.

Selling, general and administrative expenses for the nine months ended March 31, 1999 increased to $19.9 million from $15.0 million for the nine months ended March 31, 1998, an increase of $4.9 million or 33%. As a percentage of net revenue, selling, general and administration expenses declined to 31% for the nine months ended March 31, 1999 from 32% for the nine months ended March 31, 1998.

                         RESMED INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 1999 to $1.5 million from $1.3 for the three months ended March 31, 1998, an increase of $222,000 or 17%. The increase reflects increased expenditure associated with new products currently under development. As a percentage of net revenue, research and development expenses for the three months ended March 31, 1999 declined to 7% from 8% for the three months ended March 31, 1998.

For the nine months ended March 31, 1999 research and development expenses increased to $4.6 million from $3.8 million for the corresponding period in fiscal 1998, an increase of $792,000 or 21%. The increase was due to additional costs relating to development and evaluation of new products. As a percentage of net revenue, research and development expenses for the nine months ended March 31, 1999 declined to 7% from 8% for the nine months ended March 31, 1998.

Other Income (Expenses), Net

Other income (expenses), net declined for the three months ended March 31, 1999 to a loss $63,000 from income of $376,000 for the three months ended March 31, 1998, a decrease of $439,000. The decline in other income (expenses), net reflects the receipt of $1.25 million in March 1998 in relation to the granting of licenses to three of the Company's Patents to Invacare Corporation. Excluding this one time receipt, net losses improved from a loss of $874,000 for the three months ended March 31, 1998 to a loss of $63,000 for the three months ended March 31, 1999. The improvement was attributable to reduced foreign currency losses associated with the Company's foreign exchange hedging program.

Other income (expenses), net declined for the nine months ended March 31, 1999 to a loss of $610,000, from a loss of $163,000 for the nine months ended March 31, 1998. The decline in other income (expense), net primarily reflects the one time receipt of licensing fees from Invacare in March 1998 partially offset by reduced foreign currency losses associated with the Company's foreign exchange hedging program.

Income Taxes

The Company's effective income tax rate for the three months ended March 31, 1999 marginally declined to 34.3% of income from 34.5% for the three months ended March 31, 1998 and to 34.3% from 34.5% for the nine months ended March 31, 1999.

                         RESMED INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Liquidity and Capital Resources

As of March 31, 1999 and June 30, 1998, the Company had cash and cash equivalents and marketable securities available for sale of approximately $16.2 million and $20.7 million, respectively. The Company's working capital approximated $29.1 million and $32.8 million, at March 31, 1999 and June 30, 1998, respectively. The decline in working capital balances reflects the construction of a new Australian manufacturing facility partially offset by cash generated from operations.

During the nine months ended March 31, 1999, the Company's operations generated $14.3 million of cash from operations, primarily as a result of increased profit from operations. During the nine months ended March 31, 1998 approximately $3.0 million of cash was generated by operations.

The Company's capital expenditures for the nine month period ended March 31, 1999 and 1998 aggregated $17.9 million and $8.3 million, respectively. The majority of the expenditures in the nine month period ending March 31, 1999 relates to the construction of the Australian manufacturing facility and to a lesser extent purchases of computer software and hardware, production tooling and equipment, office furniture and research and development equipment. As a result of these capital expenditures, the Company's March 31, 1999 balance sheet reflects net property, plant and equipment of approximately $26.6 million, compared to $11.1 million at June 30, 1998.

During the nine month period ended March 31, 1999 the Company paid $1.0 million in business acquisition payments in relation to the 1996 acquisition of Priess. In addition, during the nine month period ended March 31, 1999 the Company paid $1.0 million to purchase a minority holding in Flaga Hf, the Iceland based manufacturer of the Embla range of sleep diagnostic equipment.

The company anticipates to expend approximately $2.0 million in relation to the construction of its new manufacturing facility and computer systems over the next three months. These payments are to be funded through cash flows from operations and existing cash resources.

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

In May 1993, the Australian Federal Government agreed to lend the Company up to $870,000 over a six year term. Such a loan bears no interest for the first three years but bears interest at a rate of 3.8% thereafter until maturity. The outstanding principal balance of such loan was $116,000 and $227,000 at March 31, 1999 and June 30, 1998, respectively.

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

                         RESMED INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS

Year 2000, Continued

While management expects the costs associated with Year 2000 compliance to be approximately $100,000, the cost of implementing the Oracle Application Enterprise package is estimated to be approximately $2,000,000. The Company expects to complete the upgrading of its internal systems to Year 2000 compliance by September 30, 1999

The Company has reviewed its product lines for Year 2000 compliance and, as a result of this review, believes there is no significant Year 2000 exposure with regards to the Company's products.

In addition to risks associated with the Company's internal computer system, the Company is potentially vulnerable to the failure of third parties to adequately address their Year 2000 issues. ResMed continues to assess the readiness of key third parties by monitoring such parties' readiness statements. ResMed is in the process of obtaining assurances from its major suppliers that they are addressing this issue and that products purchased by ResMed will function properly in the Year 2000. However, there is no assurance that the systems of third parties on which the Company relies will be Year 2000 ready, or that any system failure by such parties would not have a material adverse effect on the Company.

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

                         RESMED INC. AND SUBSIDIARIES
Item 3.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Market Risk

The Company's functional currency is the US dollar although the Company transacts business in various foreign currencies including a number of major European currencies as well as the Australian dollar. The Company has significant foreign currency exposure through both its Australian manufacturing activities and international sales operations.

The Company has established a foreign currency hedging program using foreign currency forward exchange contracts and purchased currency call options to hedge foreign-currency-denominated financial assets, liabilities and
manufacturing  expenditure.    The  goal  of  this  hedging  program  is  to
economically guarantee or lock in the exchange rates on the Company's foreign currency exposures denominated in the Deutschmark and Australian dollar.
Under this program, increases or decreases in the Company's foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

The table below provides information about the Company's foreign currency derivative financial instruments, by functional currency and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at March 31, 1999. The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates for the Company's foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the contract or options.






                                                   1999                 2000                 2001                Total
                                    -------------------  -------------------  -------------------  -------------------
FOREIGN CURRENCY DERIVATIVES

FOREIGN EXCHANGE CALL OPTIONS

(Receive AUS$/Pay US$)
Option amount                       $         9,750,000  $        49,500,000  $         9,000,000   $       68,250,000
Average contractual exchange rate   AUS $1 = USD 0.677   AUS $1 = USD 0.677   AUS $1 = USD 0.680    AUS $1 = USD 0.677


(Receive AUS$/Pay DM)
Option amount                       $           660,000  $         2,642,000  $         1,321,000   $        4,623,000
Average contractual exchange rate   AUS $1 = DM 1.12     AUS $1 = DM 1.12     AUS $1 = DM 1.12      AUS $1 = DM 1.12



                                    Fair Value
                                    Assets/
                                    --------------
                                     (Liabilities)
                                    --------------
FOREIGN CURRENCY DERIVATIVES

FOREIGN EXCHANGE CALL OPTIONS

(Receive AUS$/Pay US$)
Option amount                       $    1,040,000
Average contractual exchange rate


(Receive AUS$/Pay DM)
Option amount                       $      313,000
Average contractual exchange rate

                         RESMED INC. AND SUBSIDIARIES

                        PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

     Refer Note 5 to Condensed Consolidated Financial Statements

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



ResMed Inc.






/S/ PETER C FARRELL
Peter C Farrell
President and Chief Executive Officer





/S/ ADRIAN M SMITH
Adrian M Smith
Vice President Finance and Chief Financial Officer

     Exhibit 27.1

                     ARTICLE. 5 FDS FOR 3RD QUARTER 10-Q

This  schedule  contains  summary  financial information extracted from ResMed
Inc's third quarter March 31, 1999 financial report and is qualified in its entirety by reference to such financial statements.


CURRENCY   USD $CURRENCY

PERIOD-TYPE                        9-MOS         9-MOS
FISCAL-YEAR-END             JUN-30-1999   JUN-30-1998
PERIOD-END                  MAR-31-1999   MAR-31-1998
EXCHANGE-RATE                          1             1
CASH                          10,844,000    11,843,000
SECURITIES                     5,320,000     7,973,000
RECEIVABLES                   15,902,000    11,033,000
ALLOWANCES                       337,000       211,000
INVENTORY                     10,016,000     7,170,000
CURRENT-ASSETS                47,577,000    41,193,000
PP&E                          26,619,000    10,598,000
DEPRECIATION                           0             0
TOTAL-ASSETS                  83,042,000    58,761,000
CURRENT-LIABILITIES           18,472,000     9,543,000
BONDS                                  0             0
PREFERRED-MANDATORY                    0             0
PREFERRED                              0             0
COMMON                            59,000        58,000
OTHER-SE                      32,936,000    30,408,000
TOTAL-LIABILITY-AND-EQUITY    83,042,000    58,761,000
SALES                         63,484,000    47,237,000
TOTAL-REVENUES                63,484,000    47,237,000
CGS                           20,949,000    16,697,000
TOTAL-COSTS                            0             0
OTHER-EXPENSES                         0             0
LOSS-PROVISION                         0             0
INTEREST-EXPENSE                       0             0
INCOME-PRETAX                 17,455,000    11,594,000
INCOME-TAX                     5,990,000     4,000,000
INCOME-CONTINUING             11,465,000     7,594,000
DISCONTINUED                           0             0
EXTRAORDINARY                          0             0
CHANGES                                0             0
NET-INCOME                    11,465,000     7,594,000
EPS-BASIC                   $       0.78  $       0.52
EPS-DILUTED                 $       0.74  $       0.51