Form 10-K
period 1999-06-30
RESMED INC
filed 1999-09-15
CIK 943819

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999
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

                                  858 689 2400
              (Registrant's telephone number, including area code)

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

     Yes       X     No   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (S 229.405 of this Chapter) is not contained herein and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or
any  amendment  to  this  Form  10-K(     ).

The aggregate market value of the voting stock held by non-affiliates of Registrant as of September 9, 1999, computed by reference to the closing sale price of such stock on the NASDAQ Stock Market, was approximately $377,743,965 (All directors and executive officers of Registrant are considered affiliates.)

At September 9, 1999, Registrant had 14,876,459 shares of Common Stock, $.004 par value, issued and outstanding.

Portions of Registrant's definitive Proxy Statement for its November 8, 1999 meeting of stockholders are incorporated by reference into Part III of this report.

   THE INFORMATION CONTAINED IN THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS,
      WHICH ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR IMPORT. VARIOUS IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE
     IDENTIFIED BELOW IN PART I, ITEM 3 AND PART II, ITEM 7 OF THIS REPORT.

                                     PART I

Item  1.     Business
             --------

     General

ResMed is a leading designer, manufacturer and distributor of medical equipment for treating and diagnosing sleep disordered breathing ("SDB"). SDB includes sleep apnea and related respiratory conditions. The Company currently sells a comprehensive range of diagnostic and treatment devices in over 40 countries through a combination of wholly owned subsidiaries and independent distributors.

When ResMed was formed in 1989, its prime purpose was to commercialize a device for treating obstructive sleep apnea (OSA). Developed by Professor Colin Sullivan of the University of Sydney, nasal continuous positive airway pressure
(CPAP)  was  the  first  successful  noninvasive  treatment  of  OSA.

Since 1989, ResMed has broadened its focus to cover sleep disordered breathing in all its manifestations. Operations have expanded rapidly through the introduction of a number of highly innovative product lines. As of June 1999, the Company's compound annual growth rate was well in excess of market growth rates: 39% for sales and 55% for net income, using fiscal 1995 as a base.
ResMed believes its success is due to a continuing focus on sleep disordered breathing and the development of technology for treating its unwanted medical consequences.

     Corporate  History

     ResMed Inc., a Delaware corporation, was formed in March 1994 as the ultimate holding company for its Australian, European and United States operating subsidiaries. On June 1, 1995 the Company completed an initial public offering of common stock and on June 2, 1995 the Company's common stock commenced trading on The NASDAQ National Market. Its Australian subsidiary, ResMed Holdings Limited ("RHL"), was originally organized in 1989 by Dr. Peter Farrell to acquire from Baxter Center for Medical Research Pty Limited ("Baxter"), the rights to certain technology relating to CPAP treatment as well as Baxter's existing CPAP device business. Baxter had sold CPAP devices in Australia since 1988, having acquired the rights to the technology in 1987 from Dr. Colin Sullivan of the University of Sydney, who invented nasal CPAP for the treatment of OSA. The Company and its subsidiaries, since 1989, have specialized in the design, manufacture and marketing of patented nasal CPAP and variable positive airway pressure ("VPAP(Registered Trademark)") equipment for the diagnosis and treatment of sleep disordered breathing, primarily OSA.

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

     Generally, an individual seeking treatment for the symptoms of OSA is referred by a general practitioner to a specialist for further evaluation. The diagnosis of OSA typically requires monitoring the patient during sleep at either a sleep clinic or the patient's home. During overnight testing, respiratory parameters and sleep patterns are monitored along with other vital signs such as blood pressure, heart rate and blood oxygen levels. These tests allow sleep clinicians to detect any sleep disturbances such as apneas, hypopneas or subconscious awakenings.

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

     CPAP is not a cure, but a therapy for managing OSA, and therefore, must be used on a nightly basis for life. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. Over the past few years, product innovations to improve patient comfort and compliance have been developed. These include more comfortable mask systems, delay timers which gradually raise air pressure allowing the patient to fall asleep more easily, and bilevel flow generators, including VPAP systems, which provide different air pressures for inhalation and exhalation.

     Business  Strategy

     ResMed believes that the SDB market will increase in the future due to a number of factors including increasing awareness of OSA, improved understanding of the role of cardiac treatment and related disorders, and an increase in home-based treatment and diagnosis.

     ResMed's strategy for the expansion of its business operations consists of the following key elements:

     Continue Product Development and Innovation. ResMed is a leading innovator in products for the diagnosis and treatment of sleep disordered breathing. Since its founding, ResMed has introduced products designed to increase patient comfort and encourage compliance with therapy. ResMed believes that continued product development and innovation will be key factors in its ongoing success.

     Expand and Deepen Geographic Presence. ResMed actively markets its products in over 40 countries to sleep clinics, home health care dealers and managed care organizations. ResMed intends to increase its sales and marketing efforts in its current markets, especially Europe and the United States, as well as continue geographic expansion.

     In June 1999, ResMed formed a strategic alliance with Critical Care Concepts Inc. (3Ci) to distribute selected ResMed products to the US hospital market.

     In February 1999, ResMed purchased a minority holding in Flaga hf, the Icelandic manufacturer of the Embla(Trademark) range of sleep diagnostic equipment. As part of the agreement, ResMed will become Flaga's distributor of Embla(Trademark) equipment in the US and selected other countries.

     Increase Public and Clinical Awareness. ResMed intends to promote awareness of the prevalence of SDB and its treatment alternatives within three main groups: (1) the population with predisposition to SDB; (2) primary care physicians and other specialists, such as cardiologists, neurologists, and pulmonologists; and (3) special interest groups, such as sleep disorder support groups. ResMed has sponsored several international symposia on different clinical effects of SDB, including the cardiovascular and cerebrovascular implications of SDB. As well as educating the attending healthcare professionals, each conference has been published in CD-ROM format for distribution.

     Expand into New Markets. ResMed is working with physicians to explore new medical applications for nasal CPAP, including the treatment of stroke and cardiac patients as well as post-operative surgery patients, women with pre-eclampsia, and pediatric patients. There is now a recognized link between SDB and common diseases such as chronic obstructive pulmonary disease, stroke, and cardiac disease. New research on stroke and heart disease has found one in two people who suffer a stroke, snore heavily and have obstructive sleep apnea, and that these conditions may play a major role in heart attack and high blood pressure. Treating sleep disordered breathing is thus promising to be an exciting, clinically important and fast-growing business.

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

     ResMed also manufacturers Variable Positive Airways Pressure (VPAP(Registered Trademark)) units which deliver ultra-quiet, comfortable bilevel therapy. There are two preset pressures: a higher pressure for when the patient breathes in and a lower pressure for when the patient breathes out. Breathing out against a lower pressure makes treatment more comfortable, particularly for patients who need high pressure levels, or for patients with impaired breathing ability.

     ResMed VPAP(Registered Trademark) systems have gained a reputation for delivering comfortable treatment. This is due to a unique feature called IPAP MAX(Trademark), which helps to ensure the system matches the patient's respiratory cycle. The patient can thus tolerate the VPAP(Registered Trademark) system better, resulting in more effective bilevel therapy.

     There are five models in the VPAP(Registered Trademark) range: the SULLIVAN(Registered Trademark) VPAP(Registered Trademark) II, the
SULLIVAN(Registered  Trademark)  Comfort,  the  SULLIVAN(Registered  Trademark)
VPAP(Registered  Trademark)  II  ST,  the  SULLIVAN(Registered  Trademark)
VPAP(Registered  Trademark)  II  ST-A  and  the  SULLIVAN(Registered  Trademark)
VPAP(Registered  Trademark)  MAX(Trademark).

     The VPAP(Registered Trademark) MAX(Trademark) is a Ventilatory Support System for the treatment of adult patients with respiratory insufficiency or respiratory failure. In 1998, the system received FDA clearance for the US hospital critical care market.

     CPAP and VPAP(Registered Trademark) units are sold to the end user at prices which vary from approximately $800 to $6,000, depending primarily upon the model, features required and country of sale. Flow generators accounted for approximately 64%, 66% and 67% of the Company's net revenues in fiscal 1999, 1998 and 1997 respectively.

     AutoSet(Registered  Trademark)  T

     In March 1999, the Company introduced the AutoSet(Registered Trademark) T home CPAP unit for use in the treatment of SDB conditions. While conventional CPAP units operate at a fixed CPAP pressure, actual pressure required for effective treatment of OSA can vary depending on factors such as weight change, alcohol consumption, sedative use, stage of sleep and body position. The AutoSet(Registered Trademark) T is designed to continually detect the level of airway resistance and adjust the air pressure to the required level throughout the night. This results in greater patient comfort and reduced pressure related side effects.

     AutoSet(Registered  Trademark)  diagnostic  systems  for  managing  OSA

     ResMed markets devices incorporating its innovative AutoSet(Registered Trademark) technology for the diagnosis, titration and treatment of SDB in sleep clinics, hospitals and patients' homes. The AutoSet(Registered Trademark) Portable II Plus is a fully portable system for diagnosing OSA in sleep clinics, hospitals or patients' homes, giving sleep clinics and specialists the means to expand their capabilities and increase patient throughput. AutoSet(Registered Trademark) Portable II Plus records relevant respiratory data, which can then be downloaded to a computer for review and print out.

     In 1999, ResMed will release the AutoSet(Registered Trademark) Clinical III software. This new software enables the AutoSet(Registered Trademark) Portable II Plus to provide real time data during sleep studies.

     The following table lists the Company's products.

                                                                                          Date of Commercial
Product                             Features                                              Introduction; Status
----------------------------------  ----------------------------------------------------  --------------------
FLOW GENERATORS:

SULLIVAN(Registered Trademark) V    A range of compact portable fixed-pressure            July 1995
Series                              devices with various features to facilitate
                                    patient comfort

SULLIVAN(Registered Trademark)      Dual pressure portable device provides                March 1996
VPAP(Registered Trademark)II        different pressure levels for inhalation and
                                    exhalation, features improved pressure
                                    switching and reduced noise output and
                                    spontaneous breath triggering

SULLIVAN(Registered Trademark)      Limited featured dual pressure device                 March 1996
COMFORT

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

VPAP(Registered Trademark)          The VPAP(Registered Trademark) MAX(Trademark) is a    November 1998
MAX(Trademark)                      Ventilatory Support System for the treatment of
                                    adult patients with respiratory insufficiency
                                    or respiratory failure.

AutoSet(Registered Trademark) T     Micro processor controlled, automatically and         March 1999
                                    continuously monitors patient breathing.
                                    Adjusts CPAP treatment pressure in response
                                    to patient's needs during the night

MASK SYSTEMS:

Bubble Mask(Registered Trademark)   Includes Bubble Cushion(Registered Trademark),        June 1991
                                    containing a silicone membrane which readily
                                    adjusts to patient's facial contours and
                                    ResCap(Registered Trademark) five point attachment
                                    headgear

Modular Mask Frame                  Mask frame with T Bar forehead pads, to               July 1995
                                    prevent sideways movement of the frame
                                    and provide maximum stability

SULLIVAN(Registered Trademark)      Contains contoured nasal cushion which                August 1997
Mirage(Registered Trademark)        readily adjusts to patient's facial contours.
                                    Lightweight, quiet, low profile mask system

SULLIVAN(Registered Trademark)      A Mirage(Trademark) based full face mask product      June 1999
Mirage(Registered Trademark) Full   featuring adjustable cushion in a lightweight
Face Mask                           mask system

ACCESSORIES:

HumidAire(Trademark)                Attaches to CPAP or VPAP(Registered Trademark)        September 1997
                                    systems.  Provides adjustable heated
                                    humidification, relieves drying of nasal passages,
                                    increasing patient comfort

DIAGNOSTIC SYSTEMS:

AutoSet(Registered Trademark)       An improved Portable version of AutoSet(Registered    June 1997
Portable II Plus                    Trademark) Clinical with PC processor functions
                                    built in for home use sleep studies

Innovative  Mask  Systems
-------------------------

     In August 1997, ResMed released the Mirage(Registered Trademark) mask system. The Mirage(Registered Trademark) is suitable for both conventional CPAP and bilevel therapy, is small, lightweight, and designed for maximum patient comfort. The specially contoured silicone cushion inflates with air pressure to gently "float" on the patient's face. A number of other design features enhance comfort and convenience and ensure effective pressure delivery.

     The standard Mirage(Registered Trademark) size fits most people so that clinicians can fit masks faster and more easily. Inventory costs can also be reduced with the Mirage(Registered Trademark) as it eliminates the need to carry a large range of types and sizes of mask.

     The  Mirage(Registered  Trademark)  Full  Face  Mask for patient compliance

     Released in June 1999, the Mirage(Registered Trademark) Full Face mask expands on the innovative design of the Mirage(Registered Trademark) nasal mask. The Mirage(Registered Trademark) Full Face Mask provides an effective method of applying ventilatory assist (Noninvasive Positive Pressure Ventilation - NPPV - therapy) and can be used to address mouth-breathing problems in conventional bilevel or CPAP therapy.

     A  range  of  other  mask  systems

     ResMed also sells cushions, frames and headgear separately. A patented Bubble Cushion(Registered Trademark), made from a thin, soft silicone membrane readily conforms to the patient's facial contours to form a seal and minimize air leakage. The cushion complies with body movement and eliminates the need for tight headgear to form a secure seal.

     Typically, patients replace mask cushions once or twice a year and headgear every three to six months. Bubble Masks(Registered Trademark) are available in a variety of sizes and are sold independently of ResMed systems, either as replacement products or with other manufacturers' devices. The Company also manufactures the Bubble Mask(Registered Trademark) on an OEM basis for one of its competitors.

     Mask systems, accessories and other products accounted for approximately 36%, 34% and 33% of the Company's net revenues in fiscal 1999, 1998 and 1997, respectively.

     Accessories  and  Other  Products
     ---------------------------------

     In order to enhance patient comfort, convenience and compliance, ResMed markets a variety of other products and accessories. These products include humidifiers, such as the SULLIVAN(Registered Trademark) HumidAire , which connect directly with the CPAP and VPAP(Registered Trademark) flow generators to humidify and, if desired, heat the air delivered to the patient. Their use prevents the drying of nasal passages which can cause discomfort. Other optional accessories include carry bags and replacement filters.

     ResMed also manufactures and distributes products that are used primarily in sleep clinics and hospitals to monitor key respiratory parameters. These products include the Embla range of sleep diagnostic products, manufactured by Flaga HF, as well as CPAP devices together with additional diagnostic tools, to assist clinicians in the diagnosis of OSA and establishment of therapeutic pressures necessary to treat OSA suffers.

     The Universal Control Unit (UCU) was first introduced in October 1995. It was superseded in June 1997 by the UCU2. The UCU2 is a monitoring device used by clinicians to measure and adjust the pressure being delivered by a ResMed CPAP or bilevel device to a patient undergoing a sleep study. It allows the clinician to conduct this review and adjustment from a remote location within a sleep lab.

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

     The Company consults with physicians at major sleep centers throughout the world to identify technological trends in the treatment of SDB. Some of these physicians currently serve on the Company's Medical Advisory Board. New product ideas are also identified by the Company's marketing staff, direct sales force, network of distributors, manufacturers' representatives and patients. Typically, ResMed's internal development staff then perform new product development. The Company has collaborative arrangements with researchers in several institutions including the University of Sydney Medical School, as well as other research groups around the world such as Brown, Edinburgh, Essen, University of California, San Diego and Harvard Medical Schools.

     In the three fiscal years ended June 30, 1999, 1998 and 1997, the Company expended $6,542,000, $4,994,000 and $3,807,000, respectively, on research and development.

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

     North America. In the United States, the Company's marketing activities are conducted through a field sales organization comprised of 23 regional territory representatives, program development specialists and diagnostic system specialists, plus two regional sales directors and 54 independent manufacturers' representatives. The United States field sales organization markets and sells products to more than 4,500 home health care dealer branch locations throughout the United States.

     The Company also promotes and markets its products directly to sleep clinics. Patients who are diagnosed with OSA and prescribed CPAP treatment are typically referred by the diagnosing sleep clinic to a home health care dealer to fill the prescription. The home health care dealer, in consultation with the referring physician, will assist the patient in selecting the equipment, fit the patient with the appropriate mask and set the flow generator pressure to the prescribed level. In the United States, sales employees and manufacturers' subrepresentatives are managed by the two regional sales managers and the Company's Vice President - US Sales. In addition, the Company has a Director - US Marketing, responsible for marketing in the United States. The Company's
Canadian  and  Latin   American  sales  are  conducted  through  independent
distributors. Sales in North America accounted for 57%, 52% and 43% of the Company's total net revenues for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

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

     The Company's Executive Vice President is responsible for coordination of all European distributors and, in conjunction with local management, the direct sales activity in Europe. Sales in Europe accounted for 34%, 35% and 44% of the Company's total net revenues for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     Australia/Rest of World. Marketing in Australia and the rest of the world is also the responsibility of the Executive Vice President. Sales in Australia and the rest of the world accounted for 9%, 13% and 13% of the Company's total net revenues for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

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

     The Company's quality control group performs tests at various steps in the manufacturing cycle to ensure compliance with the Company's specifications. In April 1999 the Company completed construction of its 120,000 square feet manufacturing and R&D facility in Sydney, Australia.

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

     In the United States, the Company's products are purchased primarily by home health care dealers, hospitals or sleep clinics, which then invoice third-party payors directly. Domestically third-party payors include Medicare, Medicaid and corporate health insurance plans. These payors may deny reimbursement if they determine that a device is not used in accordance with cost-effective treatment methods, or is experimental, unnecessary or inappropriate. Third-party payors are also increasingly challenging prices charged for medical products and services, and certain private insurers have initiated reimbursement systems designed to reduce health care costs. The trend towards managed health care and the concurrent growth of HMOs which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care, may result in lower prices for the Company's products.

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

     Patents  and  Proprietary  Rights  and  Related  Litigation

     The Company, through its subsidiary ResMed Limited, owns or has licensed rights to 12 issued United States patents (including 2 design patents) and 20 issued foreign patents. In addition, there are 56 pending United States patent applications (including 10 design patent applications) and 98 pending foreign patent applications. Some of these patents and patent applications relate to significant aspects and features of the Company's products. These include United States patents relating to CPAP devices, a delay timer system, the Bubble Mask(Registered Trademark), and an automated means of varying air pressure based upon a patient's changing needs during nightly use, such as that employed in the Company's AutoSet(Registered Trademark) Device.

     None of the Company's patents are due to expire in the next five years, with the exception of four foreign patents due to expire in April 2002. The Company believes that the expiration of these patents will not have a material adverse impact on the Company's competitive position.

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

     Employees

     As of June 30, 1999, the Company had 477 employees and 24 full time consultants, of which 207 persons were employed in warehousing and manufacturing, 82 in research and development, 114 in sales, marketing and 98 in administration. Of the Company's employees and consultants, 338 were located in Australia, 86 in the United States, 68 in Europe and 9 in Singapore, New Zealand and Malaysia.

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

Michael Coppola, MD, age 46 is a leading pulmonary critical care and sleep disorders physician in private practice in Massachusetts. He is an attending physician at Baystate Medical Center and Mercy Hospital in Springfield, MA and a Fellow of the American College of Chest Physicians. He is Chairman of the Massachusetts Sleep Breathing Disorders Society and Medical Director of Medical Care Partners a multispecialty medical group. He is also the Medical Director of Olympus Specialty Hospital, Medical Director of Winmar Diagnostics, a Sleep Disordered Breathing specialty company, and a member of the faculty of Tufts University School of Medicine.

Neil J. Douglas, MD FRCP, age 51 is Professor of Respiratory and Sleep Medicine, University of Edinburgh, an Honorary Consultant Physician, Royal Infirmary of Edinburgh and Director of the Scottish National Sleep Laboratory. He is Dean of the Royal College of Physicians of Edinburgh and Vice Chairman of the UK Royal Colleges Committee of CME Directors and a member of the Working Party on Sleep Apnea of the Royal College of Physicians of London. He is a past Chairman of the British Sleep Society and past Secretary of the British Thoracic Society. He has published over 200 papers on breathing during sleep.

Nicholas Hill, MD, age 49 is Professor of Medicine at Brown University and Director of Critical Care Services at Rhode Island Hospital. He is a Fellow of the American College of Chest Physicians. His main research interests are in the acute and chronic applications of non-invasive positive pressure ventilation for treating lung disease.

Dr Barry J Make, MD, age 52 is Director, Emphysema Center and Pulmonary Rehabilitation National Jewish Medical and Research Center, and Professor of Pulmonary Sciences and Critical Care Medicine of the University of Colorado School of Medicine. He has served on numerous national and international committees, many of which were associated with respiratory and cardiovascular diseases. His research and clinical work has resulted in a large number of publications on treatment of, and rehabilitation from, respiratory disease.

Colin Sullivan, MD PhD FRACP, age 55 is Chairman of the MAB and the inventor of nasal CPAP for treating obstructive sleep apnea. He is Professor of Medicine and Director of the David Read Laboratory at the Sydney University Medical School as well as a thoracic physician at the Royal Prince Alfred Hospital. In addition, he is a Fellow of the Royal Australian College of Physicians and Director of the National SIDS Council Pediatric Sleep Laboratory at the Children's Hospital, Westmead. Dr Sullivan has continued to contribute to the Company's innovation, product development and clinical testing.

Helmut Teschler, MD, age 46 is Associate Professor and Head of the Department of Respiratory Medicine and Sleep Medicine, Ruhrlandklinik, Medical Faculty, University of Essen, Germany. He is a Fellow of each of the following
Associations:  German  Pneumology  Society,  American Thoracic Society, European
Respiratory Society, and American Sleep Disorders Association. He is an internationally recognized researcher in respiratory medicine and sleep disorders medicine.

J. Woodrow Weiss, MD, age 50 is Associate Professor of Medicine and Co-Chairman of the Division of Sleep Medicine at Harvard Medical School, as well as Chief, Pulmonary & Critical Care Medicine, Beth Israel Deaconess Medical Center, Boston MA. Dr Weiss is an internationally recognized researcher in sleep disorders medicine.

B. Tucker Woodson, MD FACS, age 42 is an otolaryngologist and an Associate Professor of Surgery at the Medical College of Wisconsin. He is a Fellow of the American Academy of Otolaryngology - Head and Neck Surgery and the American College of Surgeons. Dr Woodson is the Co-Director of the Medical College of Wisconsin/Froedert Memorial Lutheran Hospital Center for Sleep. He did surgical training with Dr. Fujita, the pioneer of uvulopalatopharyngoplasty to treat obstructive sleep apnea. He has a primary research interest in developing new methods for surgical management of sleep apnea and improved evaluation of the upper airway. He is a strong proponent of nasal CPAP and teaches extensively to other surgeons.

Members of the Medical Advisory Board, other than Dr. Sullivan, receive an honorarium as well as reimbursement of traveling costs and other out-of-pocket expenses incurred in attending any conferences as may be requested by the Company.

Item  2     Properties
            ----------

ResMed's principal executive offices, consisting of approximately 23,000 square feet, are located in San Diego, California. The Company leases this property pursuant to an eight year lease which is scheduled to expire in 2005. Primary manufacturing operations are situated in Sydney, Australia in a newly completed 120,000 square feet facility owned by the Company.

Sales and warehousing facilities are also leased in Oxford, England, Moenchengladbach, Germany, Lyon, France and Singapore.

Item  3     Legal  Proceedings
            ------------------

The company is currently engaged in litigation relating to the enforcement and defense of certain of its patents.

In January 1995, the Company filed a complaint in the United States District Court for the Southern District of California seeking monetary damages from and injunctive relief against Respironics for alleged infringement of three ResMed patents. In February 1995, Respironics filed a complaint in the United States District Court for the Western District of Pennsylvania against the Company seeking a declaratory judgment that Respironics does not infringe claims of these patents and that the Company's patents are invalid and unenforceable. The two actions were combined and are proceeding in the United States District Court for the Western District of Pennsylvania. In June 1996, the Company filed an additional complaint against Respironics for infringement of a fourth ResMed patent, and that complaint was consolidated with the earlier action. As of this date, Respironics has brought three partial summary judgment motions for non-infringement of the ResMed patents; the Court has granted two of the motions, and the third is currently awaiting judicial action. It is ResMed's intention to appeal the summary judgment rulings after a final judgment in the consolidated litigation has been entered in the District Court proceedings.

In May 1995, Respironics and its Australian distributor filed a Statement of Claim against the Company and Dr. Farrell in the Federal Court of Australia, alleging that the Company engaged in unfair trade practices. The Statement of Claim asserts damage claims for lost profits on sales in the aggregate amount of approximately $1,000,000. While the Company intends to defend this action, there can be no assurance that the Company will be successful or that the Company will not be required to make significant payments to the claimants. Furthermore, the Company expects to incur ongoing legal costs in defending this action, as well as in the continuing litigation of its patent cases.

Item  4     Submission  of  Matter  to  a  Vote  of  Security  Holders
            ----------------------------------------------------------

     None

                                     PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

     The common stock of the Company commenced trading on June 2, 1995 on The NASDAQ National Market under the symbol "RESM". The following table sets forth for the fiscal periods indicated the high and low closing prices for the Common Stock as reported by NASDAQ.

                1999    1998
               High. . Low     High    Low
Quarter One .  $26.38  $18.50  $14.00  $11.75
Quarter Two .   47.25   21.19   15.50   12.63
Quarter Three   51.44   23.00   17.75   14.00
Quarter Four.   37.13   19.75   22.78   17.63

     As of September 9, 1999, there were approximately 3,611 beneficial holders of the Company's Common Stock. The Company does not intend to declare any cash dividends in the foreseeable future.

Item  6     Selected  Financial  Data
            -------------------------

     The  following table summarizes certain selected consolidated financial data for, and as of the end of, each  of  the years in the five-year period ended June 30, 1999.  The data set forth below should be read in conjunction  with the Consolidated Financial Statements and related Notes included elsewhere in this Report.

                                                                    Year Ended June 30,
                                                                   ---------------------
Consolidated Statement of Income Data:           1999              1998         1997        1996      1995
                                         ---------------------  -----------  ----------  ----------  -------
                                                             (In thousands, except per share data)
Net revenues. . . . . . . . . . . . . .  $            88,627   $   66,519   $   49,180  $   34,562  $ 23,501
Cost of sales . . . . . . . . . . . . .               29,416       23,069       20,287      16,990    11,271
                                                     _______      _______      _______      _______  _______
Gross profit. . . . . . . . . . . . . .               59,211       43,450       28,893      17,572    12,230
                                                     _______      _______      _______      _______  _______
Selling, general and administrative
 expenses . . . . . . . . . . . . . . .               27,414       21,093       16,759      11,136     7,447
Research and development expenses . . .                6,542        4,994        3,807       2,841     1,996
                                                     _______      _______      _______      _______  _______
Total operating expenses. . . . . . . .               33,956       26,087       20,566      13,977     9,443
                                                     _______      _______      _______      _______  _______

Income from operations. . . . . . . . .               25,255       17,363        8,327       3,595     2,787
                                                     _______      _______      _______      _______  _______

Other (expense) income:

Interest income, net. . . . . . . . . .                  779        1,011        1,205       1,072       205
Government grants . . . . . . . . . . .                  833          611          316         537       527
Other, net. . . . . . . . . . . . . . .               (2,290)      (2,873)       1,239       1,357       262
                                                     _______      _______      _______      _______  _______
Total other (expense) income, net . . .                 (678)      (1,251)       2,760       2,966       994
                                                     _______      _______      _______      _______  _______

Income before income taxes. . . . . . .               24,577       16,112       11,087       6,561     3,781
Income taxes. . . . . . . . . . . . . .                8,475        5,501        3,622       2,058       948
                                                     _______      _______      _______      _______  _______
Net income. . . . . . . . . . . . . . .               16,102       10,611        7,465       4,503     2,833
                                                     =======      =======      =======      =======  =======

Diluted earnings per share. . . . . . .  $              1.04   $     0.71   $     0.51  $     0.31  $   0.32
                                                     =======      =======      =======      =======  =======

Weighted average common and common
equivalent shares outstanding . . . . .               15,534       15,022       14,634      14,398     8,900

Basic earnings per share. . . . . . . .  $              1.09   $     0.73   $     0.52  $     0.32   $  0.36
                                                     =======      =======      =======      =======  =======
Weighted average common shares
outstanding . . . . . . . . . . . . . .               14,708       14,500       14,378      14,188     7,808

Cash dividends per share. . . . . . . .                    -            -            -           -         -

                                                              As of June 30,
                                               1999         1998     1997     1996     1995
                                         ----------------  -------  -------  -------  -------
Consolidated Balance Sheet Data:                              (in thousands)

Working capital . . . . . . . . . . . .  $         32,529  $32,759  $34,395  $30,844  $27,354
Total assets. . . . . . . . . . . . . .            89,889   64,618   54,895   47,299   35,313
Long-term debt, less current maturities                 -        -      274      578      787
Total stockholders' equity. . . . . . .            71,647   50,773   44,625   38,986   28,867

Item  7     Management's  Discussion  and  Analysis  of  Financial Condition and
            --------------------------------------------------------------------
Results  of  Operations
-----------------------

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

     The Company has invested significant resources in research and development and product enhancement. Since 1989, the Company has developed several innovations to the original CPAP device to increase patient comfort and to improve ease of product use. The Company has recently been developing products for automated treatment, titration and monitoring of OSA, such as the recently released AutoSet(Registered Trademark) T flow generator. The Company's research and development expenses are subsidized in part by grants and tax incentives from the Australian federal government. The Company has also received grants from the Australian federal government to support marketing efforts to increase Australian export sales, and for incorporation of computer components into its products.

     The Company's income tax rate is governed by the laws of the regions in which the Company's income is recognized. To date, a substantial portion of the Company's income has been subject to income tax in Australia where the statutory rate is 36%. During fiscal 1999, 1998 and 1997, the Company's effective tax rate has fluctuated from approximately 35% to approximately 33%. These fluctuations have resulted from, and future effective tax rates will depend upon, numerous factors, including the amount of research and development expenditures for which a 125% Australian tax deduction is available, the level of non-deductible expenses, and the use of available net operating loss carryforward deductions and other tax credits or benefits available to the Company under applicable tax laws.

     Fiscal  Year  Ended  June  30, 1999 Compared to Fiscal Year Ended  June 30,
1998

     Net Revenues. Net revenues increased in fiscal 1999 to $88.6 million from $66.5 million in fiscal 1998, an increase of $22.1 million or 33%. This increase was primarily attributable to an increase in unit sales of the Company's flow generators and accessories in the Americas where net revenues increased to $51.0 million from $34.3 million and, to a lesser extent, in Europe, where net revenues increased to $30.2 million from $23.3 million. Net revenues also improved due to a shift to higher-priced bilevel based products such as SULLIVAN(Registered Trademark) VPAP(Registered Trademark)II ST and increased sales of patient mask systems.

     Gross Profit. Gross profit increased in fiscal 1999 to $59.2 million from $43.5 million in fiscal 1998, an increase of $15.8 million or 36%. The increase resulted primarily from increased unit sales during fiscal 1999. Gross profit as a percentage of net revenues increased in fiscal 1999 to 66.8% from 65.3% in 1998. The increase was primarily due to improved manufacturing efficiencies and increased sales of higher margin bilevel units.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased in 1999 to $27.4 million from $21.1 million for 1998, an increase of $6.3 million or 30%. As a percentage of net revenues, selling, general and administrative expenses decreased in fiscal 1999 to 30.9% from 31.7% for fiscal 1998. The gross increase in expenses was due primarily to an increase to 212 from 158 in the number of sales and administrative personnel and other expenses related to the increase in the Company's sales.

     Research and Development Expenses. Research and development expenses increased in fiscal 1999 to $6.5 million from $5.0 million in fiscal 1998, an increase of $1.5 million or 31%. As a percentage of net revenues, research and development expenses in fiscal 1999 marginally declined to 7.4% from 7.5% in fiscal 1998. The dollar increase in research and development expenses was due primarily to an increase in research and development equipment, personnel and external consultancy fees.

     Other Income (expense). Other income (expense) improved in fiscal 1999 to a loss of $0.7 million from a loss of $1.3 million for fiscal 1998, a change of $0.6 million. This improvement was due primarily to reduced losses incurred in the Company's foreign currency hedging structures, partially offset by reduced license fee income. Foreign currency losses for fiscal 1999 were $2.5 million compared to net foreign currency losses of $4.0 million in 1998.

     Income Taxes. The Company's effective income tax rate for fiscal 1999 increased to approximately 34.5% from approximately 34.1% for fiscal 1998. This increase was primarily due to the high relative taxes incurred in France and Germany. These higher tax rates were partially offset by additional research and development expenses in Australia for which the Company received a 125% deduction for tax purposes.

     Fiscal  Year  Ended  June  30, 1998 Compared to Fiscal Year Ended  June 30,
1997

     Net Revenues. Net revenues increased in fiscal 1998 to $66.5 million from $49.2 million in fiscal 1997, an increase of $17.3 million or 35%. This increase was primarily attributable to an increase in unit sales of the Company's flow generators and accessories in America where net revenues increased to $34.3 million from $21.3 million and, to a lesser extent, in Europe, where net revenues increased to $23.3 million from $21.5 million. Net revenues also improved due to a shift to higher-priced bilevel based products such as SULLIVAN(Registered Trademark) VPAP(Registered Trademark)II ST and improved patient mask systems.

     Gross Profit. Gross profit increased in fiscal 1998 to $43.5 million from $28.9 million in 1997, an increase of $14.6 million or 50%. The increase resulted primarily from increased unit sales during fiscal 1998. Gross profit as a percentage of net revenues increased in fiscal 1998 to 65.3% from 58.7% in 1997. The increase was primarily due to improved manufacturing efficiencies, increased sales of higher margin diagnostic and bilevel units and a 21% devaluation in the Australian dollar, in which the Company's manufacturing activities are denominated.

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

     Other Income (expense). Other income (expense) decreased in fiscal 1998 to a loss of $1.3 million from a gain of $2.8 million for fiscal 1997, a decrease of $4.1 million. This decrease was due primarily to losses incurred in the Company's foreign currency hedging structures as a consequence of the 21% devaluation in the Australian dollar during fiscal 1998. Foreign currency losses for fiscal 1998 were $4.0 million compared to net foreign currency gains of $1.6 million in 1997.

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

     Recent  Accounting  Developments

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued by the Financial Accounting Standards Board in June 1998 and is effective for the Company's quarter ending September 30, 2000. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (ie, gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     The Company has not determined the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

     Year  2000

     The Company conducted a number of reviews of its information systems during fiscal 1998 and fiscal 1999, to identify all system upgrades required to facilitate the growth in business activity. As a consequence of these review procedures, internal application systems have been substantially upgraded in recent years along with a strategic program to replace existing accounting systems with the Oracle Applications Enterprise package. The decision to replace the Company's existing information systems was driven by operational requirements although, as a consequence of the Oracle implementation and upgrade of other systems, the Company expects all information systems to be fully Year 2000 compliant by September 1999.

     While management expects the costs associated with Year 2000 compliance to be approximately $100,000, the global cost of implementing the Oracle Application Enterprise package once completed is estimated to be approximately $3,000,000.

     The Company has completed a review of its product lines for Year 2000 compliance and, as a result of this review, believes there is no significant
Year  2000  exposure  with  regards  to  the  Company's  products.

     In addition to risks associated with the Company's internal computer system, the Company is potentially vulnerable to the failure of third parties to adequately address their Year 2000 issues. ResMed continues to assess the readiness of key third parties by monitoring such parties' readiness statements. Significant third parties with which the Company interfaces include, among others, customers and business partners, technology suppliers and service providers and the utility infrastructure (power, transport, telecommunications) on which all entities rely. The most likely worst case scenario is that a lack of readiness by these third parties would expose the Company to the potential for loss, impairment of business process and activities and general disruption of its markets. ResMed is in the process of obtaining assurances from its major suppliers that they are addressing this issue and that products purchased by ResMed will function properly in the Year 2000. However, there is no assurance that the systems of third parties on which the Company relies will be Year 2000 ready, or that any system failure by such parties would not have a material adverse effect on the Company.

     Beyond the above review procedures, the Company is in the process of, and has developed, a number of Year 2000 contingency plans should a Year 2000 compliance issue arise. However, there can be no assurance that customers, suppliers and service providers on which the Company relies will resolve their Year 2000 issues accurately, thoroughly and on schedule. Failure to complete the Year 2000 project by December 31, 1999 could have a material adverse effect on future operating results or financial condition.

     Liquidity  and  Capital  Resources

     As of June 30, 1999 and June 30, 1998, the Company had cash and cash equivalents and marketable securities available for sale of approximately $16.7 million and $20.7 million, respectively. The Company's working capital approximated $32.5 million and $32.8 million, respectively, at June 30, 1999 and 1998. The marginal decline in working capital balances primarily reflects funds used for construction of the Company's new manufacturing facility. Beyond this expenditure, working capital balances increased due to increases in trade receivables and inventories partially offset by increases in accrued expenses and income taxes payable.

     The Company has financed its operations and capital expenditures through cash generated from operations and, to a much lesser extent, through sales of common stock. During the fiscal years ended June 30, 1999 and 1998, the Company's operations generated cash of approximately $18.2 million and $6.8 million, respectively, primarily as a result of continued increases in net revenues, offset in part by increases in accounts receivable, inventory and prepayments. Given $9.9 million expended on the new production facility, cash and cash equivalents and marketable securities available for sale declined to $16.7 million at June 30, 1999 from $20.7 million at June 30, 1998, a decline of $4.0 million. During fiscal 1999 and 1998, approximately $2.1 million and $1.0 million of cash was received upon exercise of common stock options.

     The Company's investing activities (excluding the purchases and sales of marketable securities) for the fiscal years ended June 30, 1999 and 1998 aggregated $24.5 million and $12.8 million, respectively. The majority of the 1999 activities were for the construction of the new production facility and the purchase of production tooling and equipment. To a lesser extent the Company also purchased office furniture, research and development equipment and incurred costs associated with implementation of its new Oracle applications computer system. As a result the Company's June 30, 1999 balance sheet reflects an increase in net property plant and equipment to approximately $29.3 million at June 30, 1999, from $11.1 million at June 30, 1998, an increase of approximately $18.2 million. The Company anticipates spending approximately a further $1.0 million for the ongoing implementation of its Oracle computer system over the next twelve months. These payments are to be funded through cash flows from operations and existing cash resources.

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

     In May 1993, the Australian Federal Government agreed to lend the Company up to $870,000 over a six year term. Such loan bears no interest for the first three years and bears interest at a rate of 3.8% thereafter until maturity. The outstanding principal balance of the loan was repaid during fiscal 1999, $227,000 remained outstanding at June 30, 1998.

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

     The Company has established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditure. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency exposures denominated in the Deutschmark and Australian dollar. Under this program, increases or decreases in the Company's foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

     The Company does not use foreign currency forward exchange contracts or purchased currency options for trading purposes.

     The  table  below  provides  information  about  the  Company's foreign currency derivative financial instruments, by functional  currency  and  presents  such  information  in  US  dollar  equivalents.  The  table summarizes information on instruments  and  transactions  that  are  sensitive  to  foreign currency exchange rates, including foreign currency call options  held  at  June 30, 1999.  The table presents the notional amounts and weighted average exchange rates by expected
(contractual)  maturity dates for the Company's foreign currency derivative financial instruments.  These notional amounts generally  are  used  to  calculate  payments  to  be  exchanged  under  the  contract  or  options.

                                                    Fiscal Year
                                                --------------------                                     Fair Value
                                            2000                 2001                 Total          Assets/(Liabilities)
                                    --------------------  -------------------  --------------------  ---------------------
                                                                          (In thousands)
Foreign Exchange Call Options
(Receive AUS$/Pay US$)
Option amount. . . . . . . . . . .  $            49,500    $           9,000    $            58,500    $              1,091
Average contractual exchange rate.  AUS $1 = USD 0.6771   AUS $1 = USD 0.680    AUS $1 = USD 0.6774


(Receive AUS$/Pay DM)
Option amount. . . . . . . . . . .  $             2,640    $           1,320    $             3,960     $               320
Average contractual exchange rate.     AUS $1 = DM 1.12     AUS $1 = DM 1.12       AUS $1 = DM 1.12

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

     The Company's success is dependent upon the ability of the Company's customers to obtain adequate reimbursement from third-party payors for purchasing the Company's products. Third-party payors may deny reimbursement if they determine that the prescribed device has not received appropriate United States Food and Drug Administration ("FDA") or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Third-party payors are increasingly challenging the prices charged for medical products and services. The cost containment measures that health care providers are instituting could have an adverse effect on the Company's ability to sell its products and may have a material adverse effect on the Company's business, financial condition and results of operations. In some markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of the Company's products, subject to constraints such as price controls or unit sales limitations. In Australia and some other foreign markets there is currently limited or no reimbursement for devices that treat sleep disordered breathing related respiratory conditions.

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

     The information contained in this section is not intended to be an exhaustive description of the risks and uncertainties inherent in the Company's business or in its strategic plans. Please see Item 1 "Business" and Item 3- "Legal Proceedings.".

Item  8     Consolidated  Financial  Statements  and  Supplementary  Data
            -------------------------------------------------------------

a)     Index  to  Consolidated  Financial  Statements

                                                                                          Page
 Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F1
 Consolidated Balance Sheets as of June 30, 1998 and 1999. . . . . . . . . . . . . . . .  F2
 Consolidated Statements of Income for the three years ended June 30, 1999 . . . . . . .  F3
 Consolidated Statements of Stockholders' Equity for the three years ended June 30, 1999  F4
 Consolidated Statements of Cash Flows for the three years ended June 30, 1999 . . . . .  F5
 Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . .  F6
 Schedule II - Valuation and Qualifying Accounts and Reserves. . . . . . . . . . . . .    27

b)     Supplementary  Data

     Quarterly  Financial  Information  (unaudited)

     The quarterly results for the years ended June 30, 1999 and 1998 are summarized below:

                                                 1999
                                               --------
                            First. .  Second    Third     Fourth    Fiscal
                            Quarter.  Quarter   Quarter   Quarter   Year
                            --------  --------  --------  --------  ------
Net revenue. . . . . . . .  $ 19,244  $ 21,480  $ 22,760  $25,143  $88,627
Gross profit . . . . . . .    13,160    14,516    14,859   16,676   59,211
Net income . . . . . . . .     3,184     3,913     4,368    4,637   16,102

Basic earnings per share .  $   0.22  $   0.27  $   0.30  $  0.31  $  1.09
Diluted earnings per share  $   0.21  $   0.25  $   0.28  $  0.30  $  1.04

                                                  1998
                                                --------
                              First    Second    Third     Fourth   Fiscal
                             Quarter  Quarter   Quarter   Quarter    Year
                            --------  --------  --------  -------- -------
Net revenue. . . . . . . .  $ 13,978  $ 16,146  $ 17,113  $19,282  $66,519
Gross profit . . . . . . .     8,553    10,973    11,015   12,909   43,450
Net income . . . . . . . .     2,158     2,293     3,146    3,014   10,611

Basic earnings per share .  $   0.15  $   0.16  $   0.22  $  0.21  $  0.73
Diluted earnings per share  $   0.15  $   0.15  $   0.21  $  0.20  $  0.71

     (1) Per share amounts for each quarter are computed independently, and, due to the computation formula, the sum of the four quarters may not equal the year.


Item  9     Changes  in  and  Disagreements  with  Accountants on Accounting and
            --------------------------------------------------------------------
Financial  Disclosure
     ----------------

     None

                                    PART III

Item  10     Directors  and  Executive  Officers  of  the  Registrant
             --------------------------------------------------------

     Incorporated by reference to Registrant's definitive Proxy Statement for its November 8, 1999 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from June 30, 1999.

Item  11     Executive  Compensation
             -----------------------

     Incorporated by reference to Registrant's definitive Proxy Statement for its November 8, 1999 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from June 30, 1999.

Item  12     Security  Ownership  of  Certain  Beneficial  Owners and Management
             -------------------------------------------------------------------

     Incorporated by reference to Registrant's definitive Proxy Statement for its November 8, 1999 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from June 30, 1999.

Item  13     Certain  Relationships  and  Related  Transactions
             --------------------------------------------------

     Dr. Colin Sullivan, a member of the Company's Medical Advisory Board, provides consulting services to the Company pursuant to a Consulting Agreement that terminates on December 31, 2000 (subject to extension for an additional five-year term) for which he receives annual payments of $186,000 per annum. The Company also reimburses Dr. Sullivan for his out-of-pocket expenses in performing such consulting services. The Company has also agreed to pay $130,000 to Dr. Sullivan for a period of 24 months following the termination of his consulting relationship with the Company. Total payments to Dr. Sullivan were $186,000, $278,000 and $353,000 for the Company's fiscal years ended June 30, 1999, 1998 and 1997, respectively.

                                     PART IV

Item  14     Exhibits,  Consolidated Financial Statements, Schedule, and Reports
             -------------------------------------------------------------------
on  Form  8-K
-------------

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

3.     Exhibits.  The  following  exhibits  are  filed as a part of this report:

3.1    Certificate  of  Incorporation  of  Registrant,  as  amended*
3.2    By-laws  of  Registrant*
4.1    Form  of  certificate  evidencing  shares  of  Common  Stock*
4.2    Rights  agreement  dated  as  of  April  23,  1997**
10.1   1995  Stock  Option  Plan*
10.2   1997  Equity  Participation  Plan***
10.3 Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended*
10.4 Consulting Agreement between Colin Sullivan and ResMed Limited effective from 1 January 1998****
10.5 Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994*
10.6   Lease  for  10121  Carroll  Canyon  Road, San Diego 92131-1109, USA****
11.1   Statement  re:  Computation  of  Earning  per  Share
21.1   Subsidiaries  of  the  Registrant
23.1   Independent  Auditors'  Report  and  Consent  and  Report  on  Schedule
27.1   Financial  Data  Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
** Incorporated by reference from the Registrant's Report on Form 8-K (File No. 0-26038).
*** Incorporated by reference from the Registrant's 1997 Proxy Statement (File No. 0-26038).
**** Incorporated by reference from the Registrant's Report on Form 10-K dated Jun 30, 1998 (File No. 0-26038)

b)     Report  on  Form  8-K

     None

                          INDEPENDENT AUDITORS' REPORT

The  Board  of  Directors  and  Stockholders
ResMed  Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended June
30,  1999,  in  conformity  with  generally  accepted  accounting  principles.




/s/  KPMG  LLP
KPMG  LLP
San  Diego,  California
August  6,  1999

-F1-

                                 RESMED INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                       June 30,      June 30,
                                                                         1999          1998
                                                                    --------------  ---------
Assets
------------------------------------------------------------------

Current assets:

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $      11,108     15,526
Marketable securities available for sale (note 3). . . . . . . . .          5,626      5,220
Accounts receivable, net of allowance for doubtful accounts
   of $421 and $248 at June 30, 1999 and 1998, respectively. . . .         17,898     12,789
Government grants receivable . . . . . . . . . . . . . . . . . . .              -        384
Inventories, net (note 4). . . . . . . . . . . . . . . . . . . . .         10,725      7,647
Deferred income taxes (note 10). . . . . . . . . . . . . . . . . .          2,392      2,518
Prepaid expenses and other current assets. . . . . . . . . . . . .          3,022      2,520
                                                                         ________ . .________
   Total current assets. . . . . . . . . . . . . . . . . . . . . .         50,771     46,604
                                                                         ________ . .________

Property, plant and equipment, net of accumulated amortization of
   $8,511 at June 30, 1999 and $5,395 at June 30, 1998 (note 5). .         29,322     11,111
Patents, net of accumulated amortization of $570 and $368
   at June 30, 1999 and 1998, respectively . . . . . . . . . . . .            782        459
Goodwill, net of accumulated amortization of $1,459 and $893 at
   June 30, 1999 and 1998, respectively. . . . . . . . . . . . . .          6,555      5,445
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,459        999
                                                                         ________ . .________
   Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . .         89,889     64,618
                                                                         ========    ========
Liabilities and Stockholders' Equity
------------------------------------------------------------------

Current liabilities:

Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .          4,772      3,759
Accrued expenses (note 6). . . . . . . . . . . . . . . . . . . . .          7,779      6,637
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .          5,691      3,222
Current portion of long term debt (note 7) . . . . . . . . . . . .              -        227
                                                                         ________ . .________
   Total current liabilities . . . . . . . . . . . . . . . . . . .         18,242     13,845
                                                                         ________ . .________
Stockholders' equity (note 8):
Preferred stock, $.01 par value,
   2,000,000 shares authorized; none issued. . . . . . . . . . . .              -          -
Series A Junior Participating preferred stock, $0.01 par value,
   150,000 shares authorized; none issued. . . . . . . . . . . . .              -          -
Common stock, $.004 par value, 50,000,000 shares authorized;
   issued and outstanding 14,808,000 at June 30, 1999 and
    14,552,000 at June 30, 1998. . . . . . . . . . . . . . . . . .             59         58
Additional paid-in capital . . . . . . . . . . . . . . . . . . . .         33,736     31,224
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .         43,281     27,179
Accumulated other comprehensive income (loss). . . . . . . . . . .         (5,429)    (7,688)
                                                                         ________ . .________
   Total stockholders' equity. . . . . . . . . . . . . . . . . . .         71,647     50,773
                                                                         ________ . .________
Commitments and contingencies (notes 14 and 16)
                                                                    $      89,889     64,618
                                                                         ========    ========

See  accompanying  notes  to  consolidated  financial  statements.

-F2-

                               RESMED INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME

                          YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      June 30,        June 30,     June 30,
                                                       1999            1998         1997
                                                  --------------  --------------  ---------
Net revenues . . . . . . . . . . . . . . . . . .  $      88,627          66,519      49,180
Cost of sales. . . . . . . . . . . . . . . . . .         29,416          23,069      20,287
                                                       ________        ________    ________
Gross profit . . . . . . . . . . . . . . . . . .         59,211          43,450      28,893
                                                       ________        ________    ________
Operating expenses:
   Selling, general and administrative expenses.         27,414          21,093      16,759
   Research and development expenses . . . . . .          6,542           4,994       3,807
                                                       ________        ________    ________
Total operating expenses . . . . . . . . . . . .         33,956          26,087      20,566
                                                       ________        ________    ________

Income from operations . . . . . . . . . . . . .         25,255          17,363       8,327
                                                       ________        ________    ________
Other (expenses) income:
   Interest income, net. . . . . . . . . . . . .            779           1,011       1,205
   Government grants . . . . . . . . . . . . . .            833             611         316
   Other, net (note 9) . . . . . . . . . . . . .         (2,290)         (2,873)      1,239
                                                       ________        ________    ________
Total other (expenses) income, net . . . . . . .           (678)         (1,251)      2,760
                                                       ________        ________    ________
Income before income taxes . . . . . . . . . . .         24,577          16,112      11,087
Income taxes (note 10) . . . . . . . . . . . . .          8,475           5,501       3,622
                                                       ________        ________    ________
Net income . . . . . . . . . . . . . . . . . . .  $      16,102          10,611       7,465
                                                       ========        ========    ========

Basic earnings per share . . . . . . . . . . . .  $        1.09   $        0.73   $    0.52
Diluted earnings per share . . . . . . . . . . .  $        1.04   $        0.71   $    0.51

See  accompanying  notes  to  consolidated  financial  statements.

-F3-

                                                   RESMED INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                                          (IN THOUSANDS)


                                                                                                     Accumulated
                                                                              Additional                other
                                                         Common stock          paid-in   Retained   comprehensive
                                                       Shares       Amount     capital   earnings   income (loss)       Total
                                                     -----------  ----------  ---------  ---------  --------------  --------------

Balance, June 30, 1996. . . . . . . . . . . . . . .       14,344  $       58     29,378      9,103            447          38,986

Common stock issued on exercise of options (note 8)           60           -        249          -              -             249
Comprehensive income
  Net income. . . . . . . . . . . . . . . . . . . .            -           -          -      7,465              -           7,465
  Other comprehensive income
    Foreign currency translation adjustments. . . .                                                        (2,075)         (2,075)
  . . . . . . . . . . . . . . . . . . . . . . . . .
Comprehensive income. . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . .    _________   _________  _________  _________      _________       _________
Balance, June 30, 1997. . . . . . . . . . . . . . .       14,404          58     29,627     16,568         (1,628)         44,625

Common stock issued on exercise of options (note 8)          148           -      1,020          -              -           1,020
Tax benefit from exercise of options. . . . . . . .            -           -        577          -              -             577
Comprehensive income
  Net income. . . . . . . . . . . . . . . . . . . .            -           -          -     10,611              -          10,611
  Other comprehensive income
    Foreign currency translation adjustments. . . .                                                        (6,060)         (6,060)
  . . . . . . . . . . . . . . . . . . . . . . . . .
Comprehensive income. . . . . . . . . . . . . . . .
  . . . . . . . . . . . . . . . . . . . . . . . . .    _________   _________  _________  _________      _________       _________
Balance, June 30, 1998. . . . . . . . . . . . . . .       14,552          58     31,224     27,179         (7,688)         50,773

Common stock issued on exercise of options (note 8)          256           1      2,124          -              -           2,125
Tax benefit from exercise of options. . . . . . . .            -           -        388          -              -             388
Comprehensive income
  Net income. . . . . . . . . . . . . . . . . . . .            -           -          -     16,102              -          16,102
  Other comprehensive income
    Foreign currency translation adjustments. . . .                                                         2,259           2,259
  . . . . . . . . . . . . . . . . . . . . . . . . .
Comprehensive income. . . . . . . . . . . . . . . .
  . . . . . . . . . . . . . . . . . . . . . . . . .    _________   _________  _________  _________      _________       _________
Balance, June 30, 1999. . . . . . . . . . . . . . .       14,808          59     33,736     43,281         (5,429)         71,647
                                                       =========   =========  =========  =========      =========       =========


                                                     Comprehensive
                                                       Income
                                                     ----------
Balance, June 30, 1996

Common stock issued on exercise of options (note 8)
Comprehensive income
  Net income. . . . . . . . . . . . . . . . . . . .      7,465
  Other comprehensive income
    Foreign currency translation adjustments. . . .     (2,075)
  . . . . . . . . . . . . . . . . . . . . . . . . .   ________
Comprehensive income. . . . . . . . . . . . . . . .      5,390
                                                      ========
Balance, June 30, 1997

Common stock issued on exercise of options (note 8)
Tax benefit from exercise of options
Comprehensive income
  Net income. . . . . . . . . . . . . . . . . . . .     10,611
  Other comprehensive income
    Foreign currency translation adjustments. . . .     (6,060)
  . . . . . . . . . . . . . . . . . . . . . . . . .  _________
Comprehensive income. . . . . . . . . . . . . . . .      4,551
                                                     =========
Balance, June 30, 1998

Common stock issued on exercise of options (note 8)
Tax benefit from exercise of options
Comprehensive income
  Net income. . . . . . . . . . . . . . . . . . . .     16,102
  Other comprehensive income
    Foreign currency translation adjustments. . . .      2,259
  . . . . . . . . . . . . . . . . . . . . . . . . .  _________
Comprehensive income. . . . . . . . . . . . . . . .     18,361
                                                     =========
Balance, June 30, 1999

See  accompanying  notes  to  consolidated  financial  statements.

-F4-

                                      RESMED INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                             (IN THOUSANDS)


                                                                  June 30,       June 30,      June 30,
                                                                    1999           1998         1997
                                                               --------------  ------------   ---------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . .  $      16,102        10,611       7,465
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . .          3,973         3,232       2,261
   Goodwill amortization. . . . . . . . . . . . . . . . . . .            633           483         349
   Provision for service warranties . . . . . . . . . . . . .            240             6         124
   Deferred income taxes. . . . . . . . . . . . . . . . . . .            549          (416)     (1,032)
   Foreign currency options revaluation . . . . . . . . . . .            125         1,143        (458)
   Changes in operating assets and liabilities, net of effect of acquisitions:
   Accounts receivable, net . . . . . . . . . . . . . . . . .         (5,516)       (5,096)     (1,714)
   Government grants. . . . . . . . . . . . . . . . . . . . .            401           (61)        491
   Inventories. . . . . . . . . . . . . . . . . . . . . . . .         (2,919)       (2,445)       (259)
   Prepaid expenses and other current assets. . . . . . . . .           (605)       (1,352)       (180)
   Accounts payable, accrued expenses and other liabilities .          2,873         1,031         417
   Income taxes payable . . . . . . . . . . . . . . . . . . .          2,332          (353)      2,011
                                                                    ________. .   ________    ________
   Net cash provided by operating activities. . . . . . . . .         18,188         6,783       9,475
                                                                    ________. .   ________    ________
Cash flows from investing activities:
   Purchases of property and equipment. . . . . . . . . . . .        (20,515)      (10,110)     (3,962)
   Purchase of marketable securities - available for sale . .         (7,290)      (31,292)    (50,141)
   Proceeds from sale of securities - available for sale. . .          6,862        44,474      49,254
   Purchases of patents . . . . . . . . . . . . . . . . . . .           (445)         (369)       (132)
   Business acquisitions. . . . . . . . . . . . . . . . . . .         (2,024)       (1,699)     (1,177)
   Proceeds from sale of non trading investments. . . . . . .              -             -       1,113
   Purchases of investments . . . . . . . . . . . . . . . . .         (1,529)         (665)          -
   Loan receivables . . . . . . . . . . . . . . . . . . . . .              -             -        (300)
                                                                    ________. .   ________    ________
     Net cash provided by (used in) investing activities. . .        (24,941)          339      (5,345)
                                                                    ________. .   ________    ________
Cash flows from financing activities:
   Proceeds from issuance of common stock, net. . . . . . . .          2,125         1,020         249
   Repayment of long-term debt. . . . . . . . . . . . . . . .           (235)         (239)       (287)
                                                                    ________. .   ________    ________
     Net cash provided by (used in) financing activities. . .          1,890           781         (38)
                                                                    ________. .   ________    ________
Effect of exchange rate changes on cash . . . . . . . . . . .            445        (1,454)       (525)
                                                                    ________. .   ________    ________
Net increase (decrease) in cash and cash equivalents. . . . .         (4,418)        6,449       3,567
Cash and cash equivalents at beginning of the year. . . . . .         15,526         9,077       5,510
                                                                    ________. .   ________    ________
Cash and cash equivalents at end of the year. . . . . . . . .  $      11,108        15,526       9,077
                                                                    ========      ========    ========
Supplemental disclosure of cash flow information:
 Income taxes paid. . . . . . . . . . . . . . . . . . . . . .  $       5,374         6,272       2,647
 Interest paid. . . . . . . . . . . . . . . . . . . . . . . .              -             -           -

See  accompanying  notes  to  consolidated  financial  statements.

-F5-

                          RESMED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     ResMed Inc. (the Company), is a Delaware corporation formed in March 1994 as a holding company for ResMed Holdings Ltd. (RHL), a company resident in Australia. ResMed designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's corporate offices are based in San Diego, California with its principal manufacturing operation located in Australia. Other distribution and sales sites are located in the United States, United Kingdom, Singapore and Europe.

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

-F6-

                          RESMED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (f)     Patents:

          The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded, the unamortized costs are written off immediately.

     (g)     Goodwill:

          Goodwill arising from business acquisitions is amortized on a straight-line basis over periods ranging from three to 15 years. The Company carries goodwill at cost net of accumulated amortization. The Company reviews its goodwill carrying value when events indicate that an impairment may have occurred in goodwill. If, based on the undiscounted cash flows, management determines goodwill is not recoverable, goodwill is written down to its discounted cash flow value and the amortization period is re-assessed.

          During fiscal 1999 the Company paid $2,024,000 as a final deferred goodwill payment on the 1996 acquisition of its German distributor.

          Amortization expense of goodwill was $633,000, $483,000 and $349,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

     (h)     Government  Grants:

          Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support the continued development of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants have been recognized in the amount of $833,000, $611,000 and $316,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

     (i)     Foreign  Currency:

     The consolidated financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at year end exchange rates, and revenue and expense transactions are translated at average exchange rates for the year. Cumulative translation adjustments are recognized as part of "Comprehensive Income", as described in Note 15, and are included in "Accumulated Other Comprehensive Income" on the Consolidated Balance Sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

     (j)     Research  and  Development:

          All research and development costs are expensed in the period incurred.

-F7-

                          RESMED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (k)     Earnings  Per  Share:

     During the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128). As required by Statement 128, all prior period information has been restated to conform to the provisions of Statement 128. The weighted average shares used to calculate basic earnings per share were 14,708,000, 14,500,000, and 14,378,000 for the years ended June 30, 1999, 1998 and 1997, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 826,000, 522,000 and 256,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

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

     The purpose of the Company's foreign currency hedging activities is to protect the Company from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian manufacturing activities. The Company enters into foreign currency option contracts to hedge anticipated sales and manufacturing costs denominated in principally Australian dollars and Deutschmarks. The term of such foreign currency option contracts generally do not exceed three years.

     Unrealized gains or losses are recognized as incurred in the Consolidated Balance Sheets as either other assets or other liabilities and are recorded within other income, net on the Company's Consolidated Statements of Income. Unrealized gains and losses on currency derivatives are determined based on dealer quoted prices.

     Foreign currency option contracts have been purchased in part by the issue of put options to counterparts. As a result, should foreign exchange rates drop below a specified level, on a specific date, the Company is required to deliver certain funds to counterparts at contracted foreign exchange rates. At June 30, 1999 and 1998 no put options issued by the Company were outstanding.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. The credit exposure of foreign exchange options at June 30, 1999 is $1,411,000 which represents the positive fair value of options held by the Company.

-F8-

                          RESMED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (m)     Foreign  Exchange  Risk  Management(continued):

     The Company held foreign currency option contracts with notional amounts totaling $62,460,000 and $62,683,000 at June 30, 1999 and 1998, respectively to hedge foreign currency items. These contracts mature at various dates prior to April 2001.

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

     (o)     Marketable  Securities:

          Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss).

          At June 30, 1999 and 1998, the Company's investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available for sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

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

-F9-

                          RESMED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

3.     MARKETABLE  SECURITIES

     The estimated fair value of marketable securities available for sale at June 30, 1999 and 1998, was $5,626,000 and $5,220,000, respectively. The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of June 30, 1999 or 1998.

     Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

4.     INVENTORIES

     Inventories were comprised of the following at June 30, 1999 and 1998 (in thousands) :

                      1999     1998
                  ----------   -----
Raw materials. .  $    4,153   2,169
Work in progress          74     546
Finished goods .       6,498   4,932
                      ______.  _____
                  $   10,725   7,647
                      ======   =====

5.     PROPERTY,  PLANT  AND  EQUIPMENT,  NET

     Property, plant and equipment is comprised of the following at June 30, 1999 and 1998 (in thousands):

                                                  1999        1998
                                              ------------  -------
Machinery and equipment. . . . . . . . . . .  $     8,134    4,368
Computer equipment . . . . . . . . . . . . .        4,692    1,616
Furniture and fixtures . . . . . . . . . . .        3,977    1,682
Vehicles . . . . . . . . . . . . . . . . . .          987      761
Clinical, demonstration and rental equipment        5,502    3,302
Leasehold improvements . . . . . . . . . . .          344      505
Land . . . . . . . . . . . . . . . . . . . .        3,476    3,196
Buildings. . . . . . . . . . . . . . . . . .       10,721    1,076
                                                  _______ ._______
                                                   37,833   16,506

Accumulated depreciation and amortization. .       (8,511)  (5,395)
                                                  _______ ._______
                                              $    29,322   11,111
                                                  =======  =======

-F10-

                          RESMED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

6.     ACCRUED  EXPENSES

     Accrued expenses at June 30, 1999 and 1998 consist of the following (in thousands):

                                     1999       1998
                                 -----------    -----
Service warranties. . . . . . .  $       478      290
Relocation provision. . . . . .            -      190
Royalties . . . . . . . . . . .          123      319
Value added taxes due . . . . .        2,074    1,758
Employee related costs. . . . .        2,451    1,301
Deferred revenue. . . . . . . .          949      665
Accrued foreign currency losses            -    1,030
Other . . . . . . . . . . . . .        1,704    1,084
                                      ______. .______
                                 $     7,779    6,637
                                      ======   ======

7.     LONG-TERM  DEBT

     As part of an agreement between ResMed and the Australian Federal Government in fiscal 1994, ResMed obtained an $870,000 loan facility which was fully repaid during fiscal 1999. $227,000 was outstanding at June 30, 1998. The loan facility was unsecured and accrued interest at 3.8% per annum beginning May 3, 1996 through April 3, 1999. Prior to May 3, 1996, the loan was interest free.

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

     In August 1997 as part of the introduction of the 1997 Equity Participation Plan, the Company cancelled 21,940 options, being all non-issued options remaining under the 1995 Option Plan.

     The  following  table  summarizes  option  activity;

                                                 Weighted                 Weighted                Weighted
                                                 Average                  Average                 Average
                                                 Exercise                 Exercise                Exercise
                                          1999   Price            1998    Price           1997    Price
                                    -----------  ----------    --------   ----------  --------    ------
Outstanding at beginning of year .   1,201,580   $     9.13     878,176   $   6.99    989,800     $ 6.82

Granted. . . . . . . . . . . . . .     632,500        22.62     498,800      12.17         -          -
Exercised. . . . . . . . . . . . .    (256,344)        8.29    (147,260)      6.93    (61,320)      4.28
Forfeited. . . . . . . . . . . . .      (6,600)       22.63     (28,136)     10.19    (50,304)      7.08
                                     _________. .   _______   _________    _______    ________    _______
Outstanding at end of year . . . .   1,571,136   $    14.63   1,201,580   $   9.13    878,176     $ 6.99
                                     =========      =======   =========    =======    ========    =======
Price range of granted options . .  $    20-23                $ 12-17.50                    -

Options exercisable at end of year     627,063   $     7.99     551,736   $   6.76    410,066     $ 6.55

-F11-

                          RESMED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

8.     STOCKHOLDERS'  EQUITY  (CONTINUED)

     The total number of shares of Common Stock authorized for issuance upon exercise of options and other awards, or upon vesting of restricted or deferred stock awards, under the 1997 Plan was initially established at 500,000 and increases at the beginning of each fiscal year, commencing on July 1, 1998, by an amount equal to 4% of the outstanding Common Stock on the last day of the preceding fiscal year. The maximum number of shares of Common Stock issuable upon exercise of incentive stock options granted under the 1997 Plan, however, cannot exceed 4,000,000. Furthermore, the maximum number of shares which may be subject to options, rights or other awards granted under the 1997 Plan to any individual in any calendar year cannot exceed 150,000.

     The following table summarizes information about stock options outstanding at June 30, 1999.

                  Weighted Average
                  Number Outstanding at  Remaining         Number Exercisable at
Exercise Prices.  June 30, 1999          Contractual Life  June 30, 1999
----------------  ---------------------  ----------------  ---------------------
$5.50. . . . . .             194,646              5.92                194,646
$6.53. . . . . .               5,000              6.88                  5,000
$8.17. . . . . .             325,186              7.00                325,186
$12.00 . . . . .             409,404              8.10                 97,231
$17.50 . . . . .              15,000              8.75                  5,000
$22.63 . . . . .             564,900              9.00                      -
$23.13 . . . . .              24,000              9.00                      -
$22.50 . . . . .              28,000              9.25                      -
$19.75 . . . . .               5,000              9.78                      -
                           _________ . . .    ________               ________
                           1,571,136.             7.97                627,063
                           =========          ========               ========

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in fiscal 1999, 1998 and 1997, respectively. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                          1999     1998    1997
                                                        -------  -------  ------
Net income (in thousands)
  As reported. . . . . . . . . . . . . . . . . . . . .  $16,102  $10,611  $7,465
  Pro forma. . . . . . . . . . . . . . . . . . . . . .   12,951    9,380   6,467

Basic earnings per common share
  As reported. . . . . . . . . . . . . . . . . . . . .  $  1.09  $  0.73  $ 0.52
  Pro forma. . . . . . . . . . . . . . . . . . . . . .  $  0.88  $  0.65  $ 0.45

Diluted income per common and common equivalent share
  As reported. . . . . . . . . . . . . . . . . . . . .  $  1.04  $  0.71  $ 0.51
  Pro forma. . . . . . . . . . . . . . . . . . . . . .  $  0.83  $  0.62  $ 0.44

     The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 5.8% for fiscal 1999, 1998 and 1997, respectively; no dividend yield; expected lives of four years; and volatility of 55% for 1999, 34% for 1998 and 62.7% for 1997, respectively.

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

-F12-

                          RESMED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

8.     STOCKHOLDERS'  EQUITY  (CONTINUED)

Preferred  Stock

     In April 1997 the board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 1999.

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

     Common  Stock

     The 1998 Annual Meeting of Stockholders approved a two-for-one split of the Company's common stock, effective November 6, 1998. Stockholders' Equity has been restated to give retroactive recognition to the stock split by reclassifying from additional paid-in capital to common stock, the par value of the additional shares as a result of the stock split.

9.     OTHER,  NET

     Other, net is comprised of the following at June 30, 1999, 1998 and 1997 (in thousands):

                                                  1999          1998      1997
                                              ------------  -----------  ------
License fees . . . . . . . . . . . . . . . .  $        58        1,272       -
Unrealized gain/(loss) on foreign currency
  hedging position . . . . . . . . . . . . .          435       (1,050)    485
Gain/(loss) on foreign currency transactions       (2,888)      (2,927)  1,117
Write down of investments. . . . . . . . . .          300         (125)   (175)
Other. . . . . . . . . . . . . . . . . . . .         (195)         (43)   (188)
                                                 ________. .   _______   ______
                                                  ($2,290)      (2,873)  1,239
                                                 ========      ========  ======

     In March 1998, the Company granted to a third party licenses to three of the Company's patents for a non refundable payment of $1,250,000. The license agreement will allow the third party to manufacture and distribute certain products featuring the Company's patented technology in the US homecare market. Additionally, the Company will earn royalties on products manufactured.

10.     INCOME  TAXES

     Income before income taxes for the years ended June 30, 1999, 1998 and 1997, was taxed under the following jurisdictions (in thousands):

                  1999         1998     1997
              -----------  ----------  ------
U.S. . . . .  $     4,043       1,730   4,054
Non-U.S. . .       20,534      14,382   7,033
                  _______     _______  ______
              $    24,577      16,112  11,087
                  =======     =======  ======

-F13-

                          RESMED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998
10.     INCOME  TAXES  (CONTINUED)

     The  provision  for  income  taxes  is  presented  below  (in  thousands):

                                1999          1998        1997
                            ------------  -----------    -------
Current:

Federal. . . . . . . . . .  $       772          (13)       (20)
State. . . . . . . . . . .          174         (148)       479
Non-U.S. . . . . . . . . .        6,980        6,078      4,223
                                _______ . .  _______    _______
                                  7,926        5,917      4,682
                                _______ . .  _______    _______
Deferred:

Federal. . . . . . . . . .          360         (226)       366
State. . . . . . . . . . .          (12)          94        (61)
Non-U.S. . . . . . . . . .          201         (284)    (1,365)
                                _______ . .  _______    _______
                                    549         (416)    (1,060)
                                _______ . .  _______    _______
Provision for income taxes  $     8,475        5,501      3,622
                                =======      =======    =======

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 34% to pretax income as a result  of  the  following  (in  thousands):

                                                       1999          1998       1997
                                                   ------------  -----------   ------
Computed "expected" tax expense . . . . . . . . .  $     8,356        5,478    3,770
Increase (decrease) in income taxes
 resulting from:
  Non-deductible expenses . . . . . . . . . . . .          302           29      129
  Research and development credit . . . . . . . .         (250)        (371)    (388)
  Tax effect of intercompany dividends. . . . . .           13         (321)     (34)
  Utilization of net operating loss carryforwards            -          (22)     (26)
  Change in valuation allowance . . . . . . . . .           71           47        -
  Effect of non-U.S. tax rates. . . . . . . . . .          455          415     (115)
  State income taxes. . . . . . . . . . . . . . .          131          (36)     264
  Other . . . . . . . . . . . . . . . . . . . . .         (603)         282       22
                                                        ______. .    ______   ______
                                                   $     8,475        5,501    3,622
                                                        ======       ======   ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are comprised of the following at June 30, 1999 and 1998 (in thousands):

                                         1999         1998
                                     ------------    -------
Deferred tax assets:
 Employee benefit obligations . . .  $       333     $  263
 Provision for service warranties .          170         95
 Net operating loss carryforwards .           64        383
 Deferred foreign tax credits . . .        1,334        334
 Write down of investments. . . . .            -        102
 Accrual for legal costs. . . . . .          426        183
 Intercompany profit in inventories        1,567      1,658
 Unrealized foreign exchange losses          173          -
 Property, plant and equipment. . .          450          -
 Other accruals . . . . . . . . . .          312        634
                                         _______ .  _______
                                           4,829      3,652

    Less valuation allowance. . . .          (64)       (16)
                                         _______ .  _______
    Deferred tax assets . . . . . .        4,765      3,636
                                         _______ .  _______

-F14-

                          RESMED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

10.     INCOME  TAXES  (CONTINUED)

                                                  1999         1998
                                              ------------    -------
Deferred tax liabilities:
 Patents . . . . . . . . . . . . . . . . . .         (243)       (135)
 Capitalized software. . . . . . . . . . . .         (536)          -
 Unrealized gain on foreign currency options         (508)       (184)
 Unrealized foreign exchange gains . . . . .            -        (250)
 Undistributed German income . . . . . . . .         (892)       (243)
 Royalties receivable. . . . . . . . . . . .          (18)        (58)
 Other receivables . . . . . . . . . . . . .          (41)          -
 Other . . . . . . . . . . . . . . . . . . .         (135)       (248)
                                                  _______ .   _______
  Deferred tax liabilities . . . . . . . . .       (2,373)     (1,118)
                                                  _______ .   _______
  Net deferred tax asset . . . . . . . . . .  $     2,392       2,518
                                                  =======     =======

     The valuation allowance at June 30, 1999 and 1998, primarily relates to a provision for uncertainty as to the utilization of net operating loss carryforwards. The net change in the valuation allowance was an increase of $48,000 for the year ended June 30, 1999, in comparison to a decline of $635,000, and an increase of $475,000 for the years ended June 30, 1998 and 1997, respectively. The measurement of deferred tax assets and liabilities at June 30 of each year, reflect foreign currency translation adjustments, changes in enacted tax rates and changes in temporary differences. Income taxes in 1999, 1998 and 1997 were reduced by $Nil, $22,000 and $26,000, respectively through the utilization of net operating loss carryforwards.

     At June 30, 1999, ResMed has exhausted its net operating loss carryforwards for U.S. federal income tax purposes. The net operating loss carryforwards relate to Singapore, Malaysia and New Zealand.

11.     EMPLOYEE  RETIREMENT  PLANS

     ResMed contributes to a number of employee retirement plans for the benefit of its employees. These plans are detailed as follows:

     Australia

ResMed contributes to defined contribution pension plans for each employee resident in Australia. All Australian employees after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. ResMed contributes to the plans at the rate of 7% of the salaries of all Australian employees. Total Company contributions to the plans for the years ended June 30, 1999, 1998 and 1997 were $457,000, $362,000 and $318,000, respectively.

United  Kingdom

During fiscal 1998, ResMed established a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. ResMed contributes to the plans at the rate of 3% of the salaries. Total Company contributions to the plan were $8,000, $5,000 and $4,000 in fiscal 1999, 1998 and 1997 respectively.

-F15-

                          RESMED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

11.     EMPLOYEE  RETIREMENT  PLANS  (CONTINUED)

United  States

The Company sponsors a defined contribution pension plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 3% of employee salaries. The cost of this plan to the Company was $96,000, $54,000 and $39,000 in fiscal 1999, 1998 and 1997 respectively.

12.     SEGMENT  INFORMATION

     ResMed operates solely in the sleep disordered breathing sector of the respiratory medicine industry. The Company therefore believes that, given the single market focus of its operations and the inter dependence of its products that ResMed operates as a single operating segment. The Company assesses performance and allocates resources on the basis of a single operating entity.

     Financial information by geographic area for the years ended June 30, 1999, 1998 and 1997, is summarized below (in thousands):

                                                                Rest of
                                 U.S.A     Germany  Australia   World    Total
                                 --------  -------  ---------   ------   ------

1999
--------

Revenue from external customers  $ 47,229   13,181      3,489   24,728   88,627

Long lived assets . . . . . . .  $  2,525      816     26,611    1,829   31,781
                                   ======   ======     ======   ======   ======

1998
--------

Revenue from external customers  $ 31,170   11,248      3,670   20,431   66,519

Long lived assets . . . . . . .  $  1,707      595      9,211      597   12,110
                                   ======   ======     ======   ======   ======

1997
--------

Revenue from external customers  $ 19,077   12,264      4,117   13,722   49,180

Long lived assets . . . . . . .  $  1,249      631      3,265      396    5,541
                                   ======   ======     ======   ======   ======

-F16-

                          RESMED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

12.     SEGMENT  INFORMATION  (CONTINUED)

     Net revenues from external customers is based on the location of the customer. Long lived assets of geographic areas are those assets used in the Company's operations in each geographical area and excludes patents, deferred tax assets and goodwill.

13.     RELATED  PARTY  TRANSACTIONS

     For the years ended June 30, 1999, 1998 and 1997, consulting service fees in the amount of $186,000, $278,000 and $353,000, were paid to Dr. Colin Sullivan, a shareholder. Dr. Sullivan provides consulting services to the Company pursuant to a consulting agreement that terminates on December 31, 2000 (subject to extension for an additional five year term) for which he receives annual payments of $186,000. The Company also reimburses Dr. Sullivan for his out-of-pocket expenses in performing such consulting services.

     The Company has also agreed to pay to Dr. Sullivan $130,000 for a period of 24 months following the termination of his consulting relationship with the Company in exchange for his agreement not to compete with the Company during this period.

14.     COMMITMENTS

     The Company leases buildings, motor vehicles and office equipment under operating leases. Rental charges for these items are expensed as incurred. At June 30, 1999 the Company had the following future minimum lease payments under non cancelable operating leases.

                                 Operating
                                  leases
Years                           $   '000
----------------------------    ----------
2000                             $      564
2001                                    645
2002                                    629
2003                                    607
2004                                    616
Thereafter . . . . . .                  538
                                     ______
Total minimum lease payments     $    3,599
                                     ======

     Rent expenses under operating leases for the years ended June 30, 1999, 1998 and 1997 were approximately $789,000, $607,000 and $585,000, respectively.

-F17-

                          RESMED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

15.     COMPREHENSIVE  INCOME

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components in the financial statements. The only component of comprehensive income that impacts the Company is foreign currency translation adjustments. The net gain associated with foreign currency translation adjustments for the year ended June 30, 1999 was $2.3 million compared to losses of $6.1 million and $2.1 million for the years ended June 30, 1998 and 1997, respectively. The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive income at June 30, 1999 and June 30, 1998 consisted solely of foreign currency translation adjustments and represent unrealized losses of $5.4 million and $7.7 million, respectively.

16.     LEGAL  ACTIONS

The Company is currently engaged in litigation relating to the enforcement and defense of certain of its patents.

In January 1995, the Company filed a complaint in the United States District Court for the Southern District of California seeking monetary damages from and injunctive relief against Respironics for alleged infringement of three ResMed patents. In February 1995, Respironics filed a complaint in the United States District Court for the Western District of Pennsylvania against the Company seeking a declaratory judgment that Respironics does not infringe claims of these patents and that the Company's patents are invalid and unenforceable. The two actions were combined and are proceeding in the United States District Court for the Western District of Pennsylvania. In June 1996, the Company filed an additional complaint against Respironics for infringement of a fourth ResMed patent, and that complaint was consolidated with the earlier action. As of this date, Respironics has brought three partial summary judgment motions for non-infringement of the ResMed patents; the Court has granted two of the motions, and the third is currently awaiting judicial action. It is ResMed's intention to appeal the summary judgment rulings after a final judgment in the consolidated litigation has been entered in the District Court proceedings.

In May 1995, Respironics and its Australian distributor filed a Statement of Claim against the Company and Dr. Farrell in the Federal Court of Australia, alleging that the Company engaged in unfair trade practices. The Statement of Claim asserts damage claims for lost profits on sales in the aggregate amount of approximately $1,000,000. While the Company intends to defend this action, there can be no assurance that the Company will be successful or that the Company will not be required to make significant payments to the claimants. Furthermore, the Company expects to incur ongoing legal costs in defending this action, as well as in the continuing litigation of its patent cases.

-F18-

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED  September  13,  1999     ResMed  Inc.

     By:         /S/  PETER  C  FARRELL
                 ------------------------------
                 Peter C. Farrell, President and Chief Executive Officer (Principal Executive Officer)


     By:        /S/  ADRIAN  M  SMITH
                ----------------------------
                Adrian  M.  Smith,  Chief  Financial  Officer
                (Principal  Financial  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                                 Date
/S/ PETER C FARRELL. . . .    Chief Executive Officer, President,   September 13, 1999
__________________________    Chairman of the Board (Principal
Peter C. Farrell . . . . .    Executive Officer)

/S/ CHRISTOPHER G ROBERTS.                                          September 13, 1999
__________________________
Christopher G. Roberts . .    Director

/S/ MICHAEL A QUINN. . . .                                          September 13, 1999
__________________________
Michael A. Quinn . . . . .    Director

/S/ GARY W PACE. . . . . .                                         September 13, 1999
__________________________
Gary W. Pace . . . . . . .    Director

/S/ DONAGH MCCARTHY. . . .                                         September 13, 1999
__________________________
Donagh McCarthy. . . . . .    Director

          Schedule  II
          ------------

                              RESMED INC AND SUBSIDIARIES
                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                       YEARS ENDED JUNE 30, 1999, 1997 AND 1996
                                    (IN THOUSANDS)


                                   Balance at     Charged to  Other         Balance at
                                   beginning of   costs and   (deductions)  end of
                                   period         expenses    additions     period
                                   -------------  ----------  ------------  ----------
Year ended June 30, 1999
  Applied against asset account
  Allowance for doubtful accounts  $         248         348         (175)         421
                                           =====       =====        =====        =====

Year ended June 30, 1998
  Applied against asset account
  Allowance for doubtful accounts  $         277          79         (108)         248
                                           =====       =====        =====        =====

Year ended June 30, 1997
  Applied against asset account
  Allowance for doubtful accounts  $         175         102            -          277
                                           =====       =====        =====        =====


                                  EXHIBIT INDEX



3.1     Certificate  of  Incorporation  of  Registrant,  as  amended*
3.2     By-laws  of  Registrant*
4.1     Form  of  certificate  evidencing  shares  of  Common  Stock*
4.2     Rights  agreement  dated  as  of  April  23,  1997**
10.1    1995  Stock  Option  Plan*
10.2    1997  Equity  Participation  Plan***
10.3 Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended*
10.4 Consulting Agreement between Colin Sullivan and ResMed Limited effective from 1 January 1998****
10.5 Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994*
10.6    Lease  for  10121  Carroll  Canyon  Road, San Diego 92131-1109, USA****
11.1    Statement  re:  Computation  of  Earning  per  Share
21.1    Subsidiaries  of  the  Registrant
23.1    Independent  Auditors'  Report  and  Consent  and  Report  on  Schedule
27.1    Financial  Data  Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
** Incorporated by reference from the registrants Report on Form 8-K (File No. 0-26038).
*** Incorporated by reference from the Registrant's 1997 Proxy Statement (File No. 0-26038).
**** Incorporated by reference from the Registrant's Report on Form 10-K dated Jun 30, 1998 (File No. 0-26038)