Form 10-Q
period 1999-09-30
RESMED INC
filed 1999-11-15
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30, 1999

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

                                  858 689 2400
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements  for  the  past  90  days.  Yes  __X___  No  ______
                                                -

As of September 30, 1999, 14,876,459 shares of Common Stock($0.004 par value) were outstanding.

                                      INDEX

PART  I  FINANCIAL  INFORMATION




                                                                          Page

Item 1      Financial Statements
 . .        Condensed Consolidated Balance Sheets as of September            3
 . .        30, 1999 (unaudited) and June 30, 1999

 . .        Condensed Consolidated Statements of Income                      4
 . .        (unaudited) for Three Months Ended September 30, 1999
 . .        and 1998

 . .        Condensed Consolidated Statements of Cash Flows                  5
 . .        (unaudited) for the Three Months Ended September 30,
 . .        1999 and 1998

 . .        Notes to Condensed Consolidated Financial Statements             6

Item 2      Management's Discussion and Analysis of Financial               12
 . .        Condition and Results of Operations

Item 3      Quantitative and Qualitative Disclosure About Market            16
 . .        Risk



PART  II  OTHER  INFORMATION



Item 1 . .  Legal Proceedings                                               17

Item 2 . .  Changes in Securities                                           17

Item 3 . .  Defaults Upon Senior Securities                                 17

Item 4 . .  Submission of Matters to a Vote of Security Holders             17

Item 5 . .  Other Information                                               17

Item 6 . .  Exhibits and Reports on Form 8-K                                17

SIGNATURES                                                                  18

                                        3
                        PART I.     FINANCIAL INFORMATION

Item  1.     Financial  Statements
             ---------------------
                                           RESMED INC. AND SUBSIDIARIES
                                      Condensed Consolidated Balance Sheets
                                    (in US$ thousands, except per share data)



                                                                     September 30,      June 30,
                                                                    ---------------  --------------
                                                                         1999             1999
                                                                    ---------------  --------------
                                                                      (unaudited)
Assets
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $       10,835          11,108
 Marketable securities - available for sale. . . . . . . . . . . .           6,710           5,626
 Accounts receivable, net of allowance for doubtful accounts of
  $565 at September 30, 1999 and $421 at June 30, 1999 . . . . . .          20,105          17,898
 Government grants receivable. . . . . . . . . . . . . . . . . . .              39               -
 Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . .          13,988          10,725
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .           2,399           2,392
 Prepaid expenses and other current assets . . . . . . . . . . . .           2,151           3,022
                                                                      ____________     ____________
Total current assets . . . . . . . . . . . . . . . . . . . . . . .          56,227          50,771
                                                                      ____________     ____________

Property, plant and equipment, net of accumulated amortization of
  $9,591 at September 30, 1999 and $8,511 at June 30, 1999 . . . .          30,176          29,322
Patents, net of accumulated amortization of $616 at September 30,
  1999 and $570 at June 30, 1999 . . . . . . . . . . . . . . . . .             925             782
Goodwill, net of amortization of $1,674 at September 30, 1999 and
  $1,459 at June 30, 1999. . . . . . . . . . . . . . . . . . . . .           6,559           6,555
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,902           2,459
                                                                      ____________     ____________
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       96,789          89,889
                                                                      ============     ============
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $        5,758           4,772
 Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .           7,633           7,779
 Income taxes payable. . . . . . . . . . . . . . . . . . . . . . .           6,926           5,691
                                                                      ____________     ____________
Total current liabilities. . . . . . . . . . . . . . . . . . . . .          20,317          18,242
                                                                      ____________     ____________
Stockholders' equity:
  Preferred stock, $0.01 par value,
   2,000,000 shares authorized; none issued. . . . . . . . . . . .               -               -
  Series A Junior Participating preferred stock, $0.01 par value,
   150,000 shares authorized; none issued. . . . . . . . . . . . .               -               -
  Common Stock $0.004 par value 50,000,000 shares authorized;
   issued and outstanding 14,876,000 at September 30, 1999
   and 14,808,000 at June 30, 1999 . . . . . . . . . . . . . . . .              60              59
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .          34,340          33,736
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .          48,116          43,281
  Accumulated other comprehensive loss . . . . . . . . . . . . . .          (6,044)         (5,429)
                                                                      ____________     ____________
Total stockholders' equity . . . . . . . . . . . . . . . . . . . .          76,472          71,647
                                                                      ____________     ____________
Commitments and contingencies (Note 5) . . . . . . . . . . . . . .               -               -
                                                                      $     96,789           89,889
                                                                      ============     ============


See  the  accompanying  notes  to  the  condensed  consolidated  financial  statements.

                          RESMED INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income (Unaudited)
                         (in US$ thousands, except per share data)


                                        Three Months Ended
                                          September 30,
                                       --------------------
                                               1999               1998
                                       --------------------  ---------------
Net revenue . . . . . . . . . . . . .  $            25,945           19,244
Cost of sales . . . . . . . . . . . .                8,224            6,084
                                             _____________     _____________
Gross profit. . . . . . . . . . . . .               17,721           13,160
                                             _____________     _____________

Operating expenses
  Selling, general and administrative                8,409            6,355
  Research and development. . . . . .                1,890            1,433
                                             _____________     _____________
Total operating expenses. . . . . . .               10,299            7,788
                                             _____________     _____________
Income from operations. . . . . . . .                7,422            5,372
                                             _____________     _____________

Other income (expense), net:
Interest income, net. . . . . . . . .                  134              207
Government grants . . . . . . . . . .                  140              130
Other, net. . . . . . . . . . . . . .                 (269)            (878)
                                             _____________     _____________
Total other income (expense), net . .                    5             (541)
                                             _____________     _____________

Income before income taxes. . . . . .                7,427            4,831
Income taxes. . . . . . . . . . . . .                2,592            1,647
                                             _____________     _____________
Net income. . . . . . . . . . . . . .  $             4,835            3,184
                                             =============     =============

Basic earnings per share. . . . . . .  $              0.33   $         0.22
Diluted earnings per share. . . . . .  $              0.31   $         0.21











       See the accompanying notes to the condensed consolidated financial statements.

                          RESMED INC. AND SUBSIDIARIES

                              Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                   (in US$ thousands)


                                                                     Three Months Ended
                                                                       September 30,
                                                                    --------------------

                                                                            1999               1998
                                                                    --------------------  --------------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             4,835           3,184

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . . .                1,369           1,007
Provision for service warranties . . . . . . . . . . . . . . . . .                   29              (5)
Foreign currency options revaluations. . . . . . . . . . . . . . .                  377             506
Changes in operating assets and liabilities:
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . .               (1,951)          1,712
  Government grants receivable . . . . . . . . . . . . . . . . . .                  (39)           (130)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .               (3,215)         (1,618)
  Prepaid expenses and other current assets. . . . . . . . . . . .                  878           1,208
  Accounts payable, accrued expenses and other liabilities . . . .                1,514          (1,480)
                                                                          _____________    _____________
Net cash provided by operating activities. . . . . . . . . . . . .                3,797           4,384
                                                                          _____________    _____________
Cash flows from investing activities:
  Purchases of property, plant and equipment . . . . . . . . . . .               (2,473)         (3,996)
  Patent costs . . . . . . . . . . . . . . . . . . . . . . . . . .                 (218)            (50)
  Purchase of non-trading investments. . . . . . . . . . . . . . .                 (857)           (205)
  Deferred payments- business acquisitions . . . . . . . . . . . .                    -          (1,033)
  Purchases of marketable securities - available for sale. . . . .               (4,138)           (989)
  Proceeds from sale of marketable securities - available for sale                3,053           2,307
                                                                          _____________    _____________
Net cash used in investing activities. . . . . . . . . . . . . . .               (4,633)         (3,966)
                                                                          _____________    _____________
Cash flows provided by financing activities:
  Proceeds from issuance of common stock . . . . . . . . . . . . .                  605             911
                                                                          _____________    _____________
  Net cash from financing activities . . . . . . . . . . . . . . .                  605             911
                                                                          _____________    _____________
Effect of exchange rate changes on cash. . . . . . . . . . . . . .                  (42)           (379)
                                                                          _____________    _____________
Net increase/(decrease) in cash and cash equivalents . . . . . . .                 (273)            950
                                                                          _____________    _____________
Cash and cash equivalents at beginning of period . . . . . . . . .               11,108          15,526
                                                                          _____________    _____________
Cash and cash equivalents at end of period . . . . . . . . . . . .  $            10,835          16,476
                                                                          =============    =============
Supplemental disclosure of cash flow information:
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . .                1,271             934
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . .                    -               -


                     See the accompanying notes to the condensed consolidated financial statements.

                          RESMED INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)     Organization  and  Basis  of  Presentation
        ------------------------------------------

     ResMed Inc. (the Company) is a Delaware corporation formed in March 1994 as a holding company for ResMed Group. The Company designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's principal manufacturing operations are located in Australia. Other principal distribution and sales sites are located in the United States, the United Kingdom, Singapore and Europe.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

(2)     Summary  of  Significant  Accounting  Policies
        ----------------------------------------------

(a)     Basis  of  Consolidation:
        ------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b)     Revenue  Recognition:
        --------------------

     Revenue on product sales is recorded at the time of shipment. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized as revenue over the life of the service contract. Revenue from sale of marketing and distribution rights is initially deferred and progressively recognized as revenue over the period of expected benefits but not exceeding three years.

(c)     Cash  and  Cash  Equivalents:
        ----------------------------

     Cash equivalents include certificates of deposit, commercial paper, and other highly liquid investments stated at cost, which approximates market. Investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the consolidated statements of cash flows.

(d)     Inventories:
        -----------

     Inventories are stated at the lower of cost, determined principally by the first-in, first-out method, or net realizable value.

                          RESMED INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)     Summary  of  Significant  Accounting  Policies,  Continued
        ----------------------------------------------------------

(e)     Property,  Plant  and  Equipment:
        --------------------------------

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

(f)     Patents:
        -------

     The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded, the unamortized costs are written off immediately.

(g)     Goodwill
        --------

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

(h)     Government  Grants:
        ------------------

     Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development and export of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants of $140,000 and $130,000 have been recognized for the three month periods ended September 30, 1999 and September 30, 1998, respectively.

(i)     Foreign  Currency:
        -----------------

     The consolidated financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at period end exchange rates and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of "Comprehensive Income", as described in Note 4, and are included in "Accumulated Other Comprehensive Loss" on the Condensed Consolidated Balance Sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

                          RESMED INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)     Summary  of  Significant  Accounting  Policies,  Continued
        ----------------------------------------------------------

(j)     Research  and  Development:
        --------------------------

     All  research  and  development  costs are expensed in the period incurred.

(k)     Earnings  Per  Share:
        --------------------

     The weighted average shares used to calculate basic earnings per share was 14,845,000 and 14,614,000 for the three month periods ended September 30, 1999 and 1998, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 807,000 and 639,000 for the quarters and three month periods ended September 30, 1999 and 1998, respectively.

(l)     Financial  Instruments:
        ----------------------

     The carrying value of financial instruments, such as cash and cash equivalents, marketable securities - available for sale, accounts receivable, government grants, foreign currency option contracts and accounts payable approximate their fair value. The Company does not hold or issue financial instruments for trading purposes.

     The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

(m)     Foreign  Exchange  Risk  Management:
        ------------------------------------

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

     Unrealized gains or losses are recognized as incurred in the statement of financial position as either other assets or other liabilities and are recorded within other income, net in the Company's consolidated statements of income. Unrealized gains and losses on currency derivatives are determined based on dealer quoted prices.

                          RESMED INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)     Summary  of  Significant  Accounting  Policies,  Continued
        ----------------------------------------------------------

(m)     Foreign  Exchange  Risk  Management,  Continued
        -----------------------------------------------

     Foreign currency option contracts have been purchased in part by the issue of put options to counterparties. As a result, should foreign exchange rates drop below a specified level, on a specific date, the Company is required to deliver certain funds to counterparties at contracted foreign exchange rates. At September 30, 1999 no put options issued by the Company were outstanding.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. The credit exposure of foreign exchange options is represented by the positive fair value of options at the reporting date.

     The Company held foreign currency option contracts with notional amounts totaling $124,301,000 and $62,460,000 at September 30, 1999 and June 30, 1999,
respectively to hedge foreign currency items. These contracts mature at various dates prior to December 2001.

(n)     Income  Taxes:
        -------------

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

     (o)     Marketable  Securities:
             -----------------------

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

          At September 30, 1999 and June 30, 1999, the Company's investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available for sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

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

                          RESMED INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)     Summary  of  Significant  Accounting  Policies,  Continued
        ----------------------------------------------------------

(p)     Warranty:
        ---------

     Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

(q)     Impairment  of  Long-Lived  Assets:
        -----------------------------------

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

(3)     Inventories
        -----------

     Inventories  were comprised of the following at September 30, 1999 and June
30,  1999  (in  thousands):


                  September 30,    June 30,
                       1999          1999
                  --------------  ----------
Raw materials. .  $        6,003       4,153
Work in progress           1,021          74
Finished goods .           6,964       6,498
                       _________   _________
                      $   13,988      10,725
                       =========   =========


(4)     Comprehensive  Income
        ---------------------

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components in the financial statements. The only component of comprehensive income that impacts the Company is foreign currency translation adjustments. The net loss associated with the foreign currency translation adjustments for the three months ended September 30, 1999 and 1998 was $615,000 and $535,000, respectively. The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at September 30, 1999 and June 30, 1999 consisted solely of foreign currency translation adjustments with debit balances of $6.0 million and $5.4 million, respectively.

                          RESMED INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)     Commitments  and  contingencies
        -------------------------------

     In January 1995, the Company filed a complaint in the United States District Court for the Southern District of California seeking monetary damages from and injunctive relief against Respironics for alleged infringement of three ResMed patents. In February 1995, Respironics filed a complaint in the United
States District Court for the Western District of Pennsylvania against the Company seeking a declaratory judgment that Respironics does not infringe claims of these patents and that the Company's patents are invalid and unenforceable. The two actions were combined and are proceeding in the United States District Court for the Western District of Pennsylvania. In June 1996, the Company filed an additional complaint against Respironics for infringement of a fourth ResMed patent, and that complaint was consolidated with the earlier action. As of this date, Respironics has brought three partial summary judgment motions for non-infringement of the ResMed patents; the Court has granted each of the motions. It is ResMed's intention to appeal the summary judgment rulings after a final judgment in the consolidated litigation has been entered in the District Court proceedings.

     In May 1995, Respironics and its Australian distributor filed a Statement of Claim against the Company and Dr. Farrell in the Federal Court of Australia, alleging that the Company engaged in unfair trade practices. The Statement of Claim asserts damage claims for lost profits on sales in the aggregate amount of approximately $1,000,000. While the Company is defending this action, there can be no assurance that the Company will be successful or that the Company will not be required to make significant payments to the claimants. Furthermore, the Company is incurring ongoing legal costs in defending this action, as well as in the continuing litigation of its patent cases.

                          RESMED INC. AND SUBSIDIARIES

     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Net  Revenues

Net revenues increased for the three months ended September 30, 1999 to $25.9 million from $19.2 million for the three months ended September 30, 1998, an increase of $6.7 million or 35%. The increase in net revenues is primarily attributable to an increase in unit sales of the Company's flow generators and accessories in both domestic and international markets. Net revenues in North and Latin America increased to $14.8 million from $11.9 million for the quarter and in Europe increased to $8.3 million from $5.8 million for the quarter.

Gross  Profit

Gross profit increased for the three months ended September 30, 1999 to $17.7 million from $13.2 million for the three months ended September 30, 1998, an increase of $4.5 million or 35%. Gross profit as a percentage of net revenues for the quarter ended September 30, 1999 was 68% consistent with the September 30, 1998 quarter.

Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 1999 to $8.4 million from $6.4 million for the three months ended September 30, 1998, an increase of $2.0 million or 32%. As a percentage of net revenues, selling, general and administrative expenses for the three months ended September 30, 1999 declined to 32.4% from 33.0% for the quarter ended September 30, 1998. The increase in gross selling, general and administrative expenses was due primarily to an increase from 169 to 227 in the number of sales and administrative personnel and other expenses related to the increase in Company sales.

Research  and  Development  Expenses

Research and development expenses increased for the three months ended September 30, 1999 to $1.9 million from $1.4 million for the three months ended September 30, 1998, an increase of approximately $460,000 or 32%. As a percentage of net revenues, research and development expenses for the three months ended September 30, 1999 declined marginally to 7.3% from 7.4% for the period ended September 30, 1998. The increase in gross research and development expenses was due to an increase in charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of a number of new products.

Other  Income  (Expenses),  Net

Other income (expenses), net increased for the three months ended September 30, 1999 to net income of $5,000, from net expense of $541,000 for the three months ended September 30, 1998. The increase in other income (expense), net over the three month period primarily reflects lower foreign currency losses, partially offset by reduced interest income as a result of lower cash balances and one time charges incurred in relation to the Company's successful listing on the NYSE.

                          RESMED INC. AND SUBSIDIARIES

     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Income  Taxes

The Company's effective income tax rate for the three months ended September 30, 1999 increased to approximately 34.9% from approximately 34.1% for the three months ended September 30, 1998. The higher tax rate was primarily due to increased profitability in Germany and France in which the Company incurs higher relative tax rates.

Liquidity  and  Capital  Resources

The Company had cash and cash equivalents and marketable securities available for sale of approximately $17.5 million and $16.7 million, at September 30, 1999 and June 30, 1999, respectively. The Company's working capital approximated
$35.9 million and $32.5 million, at September 30, 1999 and June 30, 1999, respectively. The increase in working capital primarily reflects management's decision to increase inventory holdings, particularly in the US and Europe, to support sales growth.

During the three months ended September 30, 1999, the Company's operations generated $3.8 million cash from operations, primarily as a result of increased profit from operations offset partially by increases in inventories and accounts receivable. During the three months ended September 30, 1998 approximately $4.4 million of cash was provided by operations.

The  Company's  capital expenditures for the three month periods ended September
30, 1999 and 1998 aggregated $2.5 million and $4.0 million, respectively. The majority of the expenditures in the three month period ended September 30, 1999 related to purchase of computer software and hardware, production tooling and equipment and, to a lesser extent, office furniture and research and development equipment. As a result of these capital expenditures, the Company's September 30, 1999 balance sheet reflects net property, plant and equipment of approximately $30.2 million at September 30, 1999, compared to $29.3 million at June 30, 1999.

The Company anticipates expending approximately $1.5 million in relation to the roll out of the Oracle Application Enterprise package system and eCommerce initiatives over the next six months. These payments are to be funded through cash flows from operations.

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

                          RESMED INC. AND SUBSIDIARIES

     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Year  2000

The Company conducted a number of reviews of its information systems during fiscal 1998 and fiscal 1999, to identify all system upgrades required to facilitate the growth in business activity. As a consequence of these review procedures, internal application systems have been substantially upgraded in recent years along with a strategic program to replace existing accounting systems with the Oracle Applications Enterprise package. The decision to replace the Company's existing information systems was driven by operational requirements although, as a consequence of the Oracle implementation and upgrade of other systems, the Company believes all of its information systems are Year 2000 compliant.

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

                          RESMED INC. AND SUBSIDIARIES

     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

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

The table below provides information about the Company's foreign currency derivative financial instruments, by functional currency and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, specifically foreign currency call options held at September 30, 1999. The table presents the notional amounts and weighted average exchange rates of foreign currency call options by expected (contractual) maturity dates. These notional amounts generally are used to calculate payments to be exchanged under the options.



(In US$thousands)                       Fiscal Year
                                    -------------------
                                           2000                 2001                 2002                 Total
                                    -------------------  -------------------  -------------------  -------------------

Foreign Exchange Call Options

(Receive AUS$/Pay US$)
Option amount. . . . . . . . . . .  $           45,750   $           48,000   $           24,000   $          117,750
Average contractual exchange rate.  AUS $1 = USD 0.680   AUS $1 = USD 0.688   AUS $1 = USD 0.690   AUS $1 = USD 0.686


(Receive AUS$/Pay DM)
Option amount. . . . . . . . . . .  $           1,965    $           2,948    $           1,638    $           6,551
Average contractual exchange rate.  AUS $1 = DM 1.106    AUS $1 = DM 1.182    AUS $1 = DM 1.250    AUS $1 = DM 1.174


(In US$thousands)
                                          Fair Value
                                    Assets/(Liabilities)
                                    ---------------------

Foreign Exchange Call Options

(Receive AUS$/Pay US$)
Option amount. . . . . . . . . . .  $               1,524
Average contractual exchange rate


(Receive AUS$/Pay DM)
Option amount. . . . . . . . . . .  $                 304
Average contractual exchange rate

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



ResMed  Inc.






/s/  PETER  C  FARRELL
----------------------
Peter  C  Farrell
President  and  Chief  Executive  Officer





/s/  ADRIAN  M  SMITH
---------------------
Adrian  M  Smith
Vice  President  Finance  and  Chief  Financial  Officer
-18-