Form 10-Q
period 1999-12-31
RESMED INC
filed 2000-02-10
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

[  X  ]    QUARTERLY  REPORT   PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED   DECEMBER  31, 1999

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

As of December 31, 1999, 15,019,132 shares of Common Stock ($0.004 par value) were outstanding.

                          RESMED INC. AND SUBSIDIARIES

                                      INDEX

PART  I  FINANCIAL  INFORMATION


                                                                                                                Page

Item 1. . . . . . . . . . . . . . .            .Financial Statements
                                                Condensed Consolidated Balance Sheets as of December 31,         3
                                                1999 (unaudited) and June 30, 1999

                                                Unaudited Condensed Consolidated Statements of Income for        4
                                                the Three Months Ended December 31, 1999 and 1998 and the
                                                Six Months Ended December 31, 1999 and 1998

                                                Unaudited Condensed Consolidated Statements of Cash Flows        5
                                                for the Six Months Ended December 31, 1999 and 1998

                                                Notes to the Unaudited Condensed Consolidated Financial .        6
                                                Statements

Item 2. . . . . . . . . . . . . . . . . . . . . Management's Discussion and Analysis of Financial               12
                                                Conditions and Results of Operations

Item 3. . . . . . . . . . . . . . . . . . . . . Quantitative and Qualitative Disclosures About Market           16
                                                Risk






PART  II  OTHER  INFORMATION


Item 1 . .  Legal Proceedings                                    17

Item 2 . .  Changes in Securities                                17

Item 3 . .  Defaults Upon Senior Securities                      17

Item 4 . .  Submission of Matters to a Vote of Security Holders  17

Item 5 . .  Other Information                                    17

Item 6 . .  Exhibits and Reports on Form 8-K                     17

SIGNATURES                                                       18

                        PART I.     FINANCIAL INFORMATION
Item  1.     Financial  Statements
             ---------------------

                                RESMED INC. AND SUBSIDIARIES

                           Condensed Consolidated Balance Sheets
                    (in US$ thousands, except share and per share data)


                                                                  December 31,    June 30,
Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1999          1999
                                                                  -------------   ---------
                                                                  (Unaudited)
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .  $      11,543     11,108
Marketable securities - available for sale . . . . . . . . . . .          7,710      5,626
Accounts receivable, net of allowance for doubtful accounts of
  $595 at December 31, 1999 and $421 at June 30, 1999. . . . . .         20,332     17,898
Inventories (note 3) . . . . . . . . . . . . . . . . . . . . . .         15,902     10,725
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .          2,398      2,392
Prepaid expenses and other current assets. . . . . . . . . . . .          3,912      3,022
                                                                  _____________ . _________
Total current assets . . . . . . . . . . . . . . . . . . . . . .         61,797     50,771
                                                                  _____________ .._________

Property, plant and equipment, net of accumulated amortization
  of $10,880 at December 31, 1999 and $8,511 at June 30, 1999. .         32,066     29,322
Patents, net of accumulated amortization of $687 at December
  31, 1999 and $570 at June 30, 1999 . . . . . . . . . . . . . .            979        782
Goodwill, net of accumulated amortization of $1,763 at
  December 31, 1999 and $1,459 at June 30, 1999. . . . . . . . .          6,069      6,555
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .          2,839      2,459
                                                                  _____________ . _________
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $     103,750     89,889
                                                                  =============   =========

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .  $       6,814      4,772
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .          8,399      7,779
Income taxes payable . . . . . . . . . . . . . . . . . . . . . .          4,940      5,691
                                                                  _____________ . _________
Total current liabilities. . . . . . . . . . . . . . . . . . . .         20,153     18,242
                                                                  _____________ . _________
Stockholders' equity:
Preferred Stock, $0.01 par value,
  2,000,000 shares authorized; none issued . . . . . . . . . . .              -          -
Series A Junior Participating Preferred Stock, $0.01 par value,
  150,000 shares authorized; none issued . . . . . . . . . . . .              -          -
Common stock, $0.004 par value, 50,000,000 shares authorized;
  issued and outstanding 15,019,132 at December 31, 1999 and
  14,808,000 at June 30, 1999. . . . . . . . . . . . . . . . . .             60         59
Additional paid-in capital . . . . . . . . . . . . . . . . . . .         36,384     33,736
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .         53,478     43,281
Accumulated other comprehensive income (loss) (note 4) . . . . .         (6,325)    (5,429)
                                                                  _____________ . .________
Total stockholders' equity . . . . . . . . . . . . . . . . . . .         83,597     71,647
                                                                  _____________ . .________
Commitments and contingencies (note 5) . . . . . . . . . . . . .              -          -
                                                                  _____________. . ________
                                                                  $     103,750     89,889
                                                                  =============    ========

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                                     RESMED INC. AND SUBSIDIARIES
                                     ----------------------------


                        Unaudited Condensed Consolidated Statements of Income
                              (in US$ thousands, except per share data)



                                                 Three Months Ended                   Six Months Ended
                                                     December 31,                       December 31,
                                           --------------------------------     ---------------------------
                                           1999              1998              1999           1998
                                           -------------     --------------    ------------   -------------

Net revenue . . . . . . . . . . . .        $      28,135             21,480          54,080          40,724
Cost of sales . . . . . . . . . . .                8,604              6,964          16,828          13,048
                                           _____________ .   ______________    ____________   _____________
Gross profit. . . . . . . . . . . .               19,531             14,516          37,252          27,676
                                           _____________ . . ______________    ____________   _____________
Operating expenses
Selling, general and administrative                8,996              6,898          17,405          13,253
Research and development. . . . . .                1,971              1,636           3,861           3,069
                                           _____________ . . ______________    ____________   _____________
Total operating expenses. . . . . .               10,967              8,534          21,266          16,322
                                           _____________ . . ______________    ____________   _____________
Income from operations. . . . . . .                8,564              5,982          15,986          11,354
                                           _____________ . . ______________    ____________   _____________
Other income (expense), net:
Interest income, net. . . . . . . .                  203                196             337             403
Government grants . . . . . . . . .                  139                134             279             264
Other, net. . . . . . . . . . . . .                 (644)              (336)           (913)         (1,214)
                                           _____________ . . ______________    ____________  ______________
Total other income (expense), net .                 (302)                (6)           (297)           (547)
                                           _____________ . . ______________    ____________  ______________

Income before income taxes. . . . .                8,262              5,976          15,689          10,807
Income taxes. . . . . . . . . . . .               (2,900)            (2,063)         (5,492)         (3,710)
                                           _____________ . . ______________    ____________  ______________
Net income. . . . . . . . . . . . .  $             5,362              3,913          10,197           7,097
                                           =============     ==============    ============  ==============



Basic earnings per share. . . . . .  $              0.36               0.27            0.68            0.48
Diluted earnings per share. . . . .  $              0.34               0.25            0.65            0.46

                See accompanying notes to condensed consolidated financial statements.

                                     ------
                          RESMED INC. AND SUBSIDIARIES
                          ----------------------------


                   Unaudited Condensed Consolidated Statements of Cash Flows
                                      (in US$ thousands)


                                                                          Six Months Ended
                                                                             December 31,
                                                                  ----------------------------

                                                                         1999           1998
                                                                  ------------------  --------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          10,197     7,097
                                                                           ________. .________
Adjustments to reconcile net income to net cash provided
 by operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . .              2,938     2,148
Provision for service warranties . . . . . . . . . . . . . . . .                103        92
Foreign currency options revaluations. . . . . . . . . . . . . .                641       709
Changes in operating assets and liabilities:
Accounts receivable, net . . . . . . . . . . . . . . . . . . . .             (2,497)     (384)
Government grants. . . . . . . . . . . . . . . . . . . . . . . .                  -       127
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .             (5,388)   (2,628)
Prepaid expenses and other current assets. . . . . . . . . . . .               (930)      439
Accounts payable, accrued expenses and other liabilities . . . .              1,939     1,599
                                                                           ________. .________
Net cash provided by operating activities. . . . . . . . . . . .              7,003     9,199
                                                                           ________. .________
Cash flows from investing activities:
Purchases of property, plant and equipment . . . . . . . . . . .             (5,608)  (10,718)
Patents costs. . . . . . . . . . . . . . . . . . . . . . . . . .               (332)     (151)
Purchase of trading investments. . . . . . . . . . . . . . . . .             (1,049)     (205)
Deferred payments - business acquisition . . . . . . . . . . . .                  -    (1,033)
Purchases of marketable securities - available for sale. . . . .            (12,370)   (7,589)
Proceeds from sale of marketable securities - available for sale             10,286     7,257
                                                                           ________. .________
Net cash used in investing activities. . . . . . . . . . . . . .             (9,073)  (12,439)
                                                                           ________. .________
Cash flows from financing activities:
Proceeds from issuance of common stock . . . . . . . . . . . . .              2,649     1,399
Repayment of long-term debt. . . . . . . . . . . . . . . . . . .                  -      (115)
                                                                           ________. .________
Net cash provided by financing activities. . . . . . . . . . . .              2,649     1,284
                                                                           ________. .________
Effect of exchange rate changes on cash. . . . . . . . . . . . .               (144)       25
                                                                           ________. .________
Net increase (decrease) in cash and cash equivalents . . . . . .                435    (1,931)
                                                                           ________. .________
Cash and cash equivalents at beginning of period . . . . . . . .             11,108    15,526
                                                                           ________. .________
Cash and cash equivalents at end of period . . . . . . . . . . .  $          11,543    13,595
                                                                           ========   ========
Supplemental disclosure of cash flow information:
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . .              6,039     1,373
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . .                  -         4

            See accompanying notes to condensed consolidated financial statements.

------


                          RESMED INC. AND SUBSIDIARIES
                          ----------------------------

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ------------------------------------------------------------------

(1)     Organization  and  Basis  of  Presentation
--------------------------------------------------

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1999 and the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

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

(g)     Goodwill:
        ---------

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

(h)     Government  Grants:
        ------------------

     Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development and export of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants of $139,000 and $134,000 have been recognized for the three-month periods ended
December 31, 1999 and 1998, respectively and $279,000 and $264,000 for the six-month periods ended December 31, 1999 and 1998, respectively.

(i)     Foreign  Currency:
        -----------------

     The consolidated financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at period end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of "Other Comprehensive Income (loss)", as described in Note 4, and are included in "Accumulated Other Comprehensive Income (loss)" on the Condensed Consolidated Balance Sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

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

(k)     Earnings  per  Share:
        --------------------

     The weighted average shares used to calculate basic earnings per share was 14,948,000 and 14,693,000 for the quarters ended December 31, 1999 and 1998, respectively, and 14,897,000 and 14,654,000 for the six month periods ended December 31, 1999 and 1998, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 925,000 and 893,000 for the quarters ended December 31, 1999 and 1998, respectively, and by 866,000 and 766,000 for the six month periods ended December 31, 1999 and 1998, respectively.

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

(m)     Foreign  Exchange  Risk  Management:
        ------------------------------------

     The Company enters into various types of foreign exchange contracts in managing its foreign exchange risk, including derivative financial instruments encompassing foreign currency options.

     The purpose of the Company's foreign currency hedging activities is to protect the Company from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian manufacturing activities. The Company enters into foreign currency option contracts to hedge anticipated sales and manufacturing costs denominated in principally Australian Dollars and Euros. The term of such foreign exchange contracts generally do not exceed three years.

                          RESMED INC. AND SUBSIDIARIES

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)     Summary  of  Significant  Accounting  Policies,  Continued
        ----------------------------------------------------------

(m)     Foreign  Exchange  Risk  Management,  Continued:
        ------------------------------------------------

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

     The Company held foreign currency option contracts with notional amounts totaling $119,025,000 and $62,460,000 at December 31, 1999 and June 30, 1999,
respectively to hedge foreign currency items. These contracts mature at various dates prior to December 31, 2001.

(n)     Income  Taxes:
        -------------

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

(o)     Warranty:
        ---------

     Estimated future warranty costs related to products are accrued to operations in the period in which the related revenue is recognized.

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

                          RESMED INC. AND SUBSIDIARIES

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)     Inventories
        -----------

     Inventories  were  comprised of the following at December 31, 1999 and June
30,  1999:


(In $US thousands)  December 31,   June 30,
                        1999         1999
                    -------------  --------

Raw materials. . .  $       5,247     4,153
Work in progress .          1,202        74
Finished goods . .          9,453     6,498
                           _______. _______
                    $      15,902    10,725
                           =======. =======



(4)     Comprehensive  Income
        ---------------------

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components in the financial statements. The only component of comprehensive income that impacts the Company is foreign currency translation adjustments. The net loss associated with the foreign currency translation adjustments for the three months ended December 31, 1999 was $281,000 compared to a net gain of $1.0 million for the three months ended December 31, 1998. The net loss associated with the foreign currency translation adjustments for the six months ended December 31, 1999 was $896,000 compared to a net gain of $472,000 for the six months ended December 31, 1998. The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive income (loss) at December 31, 1999 and June 30, 1999 consisted solely of foreign currency translation adjustments with debit balances of $6.3 million and $5.4 million, respectively.

(5)     Commitments  and  Contingencies,
        --------------------------------

In January 1995, the Company filed a complaint in the United States District Court for the Southern District of California seeking monetary damages from and injunctive relief against Respironics for alleged infringement of three ResMed patents. In February 1995, Respironics filed a complaint in the United States District Court for the Western District of Pennsylvania against the Company seeking a declaratory judgment that Respironics does not infringe claims of these patents and that the Company's patents are invalid and unenforceable. The two actions were combined and are proceeding in the United States District Court for the Western District of Pennsylvania. In June 1996, the Company filed an additional complaint against Respironics for infringement of a fourth ResMed patent, and that complaint was consolidated with the earlier action. As of this date, Respironics has brought three partial summary judgment motions for non-infringement of the ResMed patents; the Court has granted each of the motions. In December 1999, in response to the Court's ruling on Respironics' third summary judgment motion, the parties jointly stipulated to a dismissal of charges of infringement under the fourth ResMed patent, with ResMed reserving the right to reassert the charges in the event of a favorable ruling on appeal. It is ResMed's intention to appeal the summary judgment rulings after a final judgment in the consolidated litigation has been entered in the District Court proceedings.

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

-10

                          RESMED INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                                  OF OPERATIONS

Net  Revenue

Net revenue increased for the three months ended December 31, 1999 to $28.1 million from $21.5 million for the three months ended December 31, 1998, an increase of $6.6 million or 31%. For the six month period ended December 31, 1999 net revenue increased to $54.1 million from $40.7 million in the six month period ended December 31, 1998, an increase of $13.4 million or 33%. Both the three month and six month increases in net revenue were attributable to an increase in unit sales of the Company's flow generators and accessories in America, Europe and Asia Pacific markets. Domestic net revenue increased to $14.9 million from $12.2 million for the quarter, and to $29.7 million from $24.1 million for the six month periods ended December 31, 1999 and 1998 respectively. Net revenue in international markets increased to $13.2 million from $9.3 million for the quarter, and to $24.4 million from $16.6 million for the six month periods ended December 31, 1999 and 1998, respectively.

Gross  Profit

Gross profit increased for the three months ended December 31, 1999 to $19.5 million from $14.5 million for the three months ended December 31, 1998, an increase of $5.0 million or 35%. Gross profit as a percentage of net revenue increased from 68% for the quarter ended December 31, 1998 to 69% for the quarter ended December 31, 1999 reflecting a modest shift in the geographical sales mix as well as improved manufacturing capacity utilization.

For the six month period ended December 31, 1999 gross profit increased to $37.3 million from $27.7 million in the same period of fiscal 1999, an increase of $9.6 million or 35%. Gross profit as a percentage of net revenue increased for the six month period ended December 31, 1999 to 69% from 68% for the six months ended December 31, 1998. This increase also resulted from a modest shift in the geographical sales mix as well as improved manufacturing capacity utilization.


Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 1999 to $9.0 million from $6.9 million for the three months ended December 31, 1998, an increase of $2.1 million or 30%. As a percentage of net revenue, selling, general and administrative expenses were 32% for the quarters ended December 31, 1999 and December 31, 1998. The increase in selling, general and administrative expenses was primarily due to an increase from 185 to 239 in the number of sales and administrative personnel as well as increased IT costs associated with the ongoing investment in information technology.

Selling, general and administrative expenses for the six months ended December 31, 1999 increased to $17.4 million from $13.3 million for the six months ended December 31, 1998, an increase of $4.1 million or 31%. As a percentage of net revenue selling, general and administration expenses declined to 32% for the six months ended December 31, 1999 from 33% in the six months ended December 31, 1998.

                          RESMED INC. AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

Research  and  Development  Expenses

Research and development expenses increased for the three months ended December 31, 1999 to $2.0 million from $1.6 million for the three months ended December 31, 1998, an increase of $335,000 or 20%. As a percentage of net revenue, research and development expenses declined to 7% for the three months ended
December 31, 1999 compared to 8% for the three months ended December 31, 1998. The increase in gross research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of a number of new products

For the six month period ended December 31, 1999 research and development expenses increased to $3.9 million from $3.1 million for the same period in fiscal 1999, an increase of $0.8 million or 26%. As a percentage of net revenue, research and development expenses was 7% for the six months ended December 31, 1999 compared to 8% for the six months ended December 31, 1998. The increase in gross research and development expenditure for the six months reflects additional costs relating to development and evaluation of new products.

Other  Income  (Expense),  Net

Other Income (Expense), Net, declined for the three months ended December 31, 1999 to a loss of $302,000 from a loss of $6,000 for the three months ended December 31, 1998, an increased loss of $296,000. The increased loss was due primarily to higher net foreign exchange losses.

Other Income (Expense), Net improved for the six months ended December 31, 1999 to a loss of $297,000, from a loss of $547,000 for the six months ended December 31, 1998.

Income  Taxes

The Company's effective income tax rate increased to approximately 35.1% for the three months ended December 31, 1999 from approximately 34.5% for the three months ended December 31, 1998 and for the six month period ended December 31, 1999 increased to 35.0% from 34.3% for the six month period ended December 31, 1998. The higher tax rate was primarily due to high relative taxes incurred in Germany and France.

                          RESMED INC. AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

Liquidity  and  Capital  Resources

As of December 31, 1999 and June 30, 1999, the Company had cash and cash equivalents and marketable securities available for sale of approximately $19.3 million and $16.7 million, respectively. The Company's working capital approximated $41.6 million and $32.5 million, at December 31, 1999 and June 30, 1999, respectively. The increase in working capital primarily reflects cash generated from operations and proceeds from the exercise of stock options offset by capital expenditures on plant and equipment and information technology.

During the six months ended December 31, 1999, the Company generated cash of $7.0 million from operations, primarily as a result of increased profit from operations offset by increases in inventory and receivables balances. During the six months ended December 31, 1998 approximately $9.2 million of cash was generated by operations primarily due to increased profit from operations.

The Company's capital expenditures for the six month period ended December 31, 1999 and 1998 aggregated $5.6 million and $10.7 million respectively. The majority of the expenditures in the six month period ended December 31, 1999 related to purchase of computer software and hardware, production tooling and equipment and, to a lesser extent, office furniture and research and development equipment. The reduction in expenditures in the six month period ended December 31, 1999 compared to the six months ended December 31, 1998 reflects the cessation of capital expenditure on the company's new manufacturing facility following its completion in March 1999. As a result of these capital expenditures, the Company's December 31, 1999 balance sheet reflects net property plant and equipment of approximately $32.1 million at December 31, 1999 compared to $29.3 million at June 30, 1999.

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


-13

                          RESMED INC. AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


Recent  Accounting  Developments

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued by the Financial Accounting Standards Board in June 1998 and is effective for the Company's quarter ending September 30, 2000. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the consolidated balance sheet at fair value. The accounting for changes in the fair value (ie, gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

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

The Company has established a foreign currency hedging program using currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditure. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency exposures denominated in the Deutschmark and Australian dollar. Under this program, increases or decreases in the Company's foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

The table below provides information about the Company's foreign currency derivative financial instruments, by functional currency and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at December 31, 1999. The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates for the Company's foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the contract or options.



                                                            Fiscal Year
                                    ----------------------------------------------------------------
(In US$thousands)                   2000                  2001                    2002                 Total
(Liabilities)
                                    ------------------    ------------------      ------------------   -------------------

FOREIGN EXCHANGE CALL OPTIONS

(Receive AUS$/Pay US$)
Option amount. . . . . . . . . . .  $           30,000    $           48,000      $           24,000    $          102,000
Average contractual exchange rate   AUS $1 = USD 0.682    AUS $1 = USD 0.688      AUS $1 = USD 0.690    AUS $1 = USD 0.687

Receive AUS$/Pay Euro)
Option amount. . . . . . . . . . .  $            4,181    $            8,512      $            4,332    $           17,025
Average contractual exchange rate   AUS$1 = Euro 0.622    AUS$1 = Euro 0.634      AUS$1 = Euro 0.647    AUS$1 = Euro 0.637






(In US$thousands)                   Fair Value
                                    Assets/(Liabilities)
                                    --------------------

Foreign Exchange Call Options

(Receive AUS$/Pay US$)
Option amount. . . . . . . . . . .  $              1,080


(Receive AUS$/Pay Euro)
Option amount. . . . . . . . . . .  $                683



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

     None

Item  3.     Defaults  Upon  Senior  Securities

     None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     The Company's Annual Meeting of Shareholders was held on November 8, 1999. The holders of 12,384,298 shares of the Company's stock (approximately 83% of the outstanding shares) were present at the meeting in person or by proxy. The only matters voted upon at the meeting were (1) to elect two directors, to serve for a three year term; (2) to ratify the selection of auditors to examine the consolidated financial statements of the Company for the fiscal year ending June 30, 2000; and (3) to transact such other business as may properly come before the meeting.

(1) Dr Christopher G Roberts and Mr Donagh McCarthy, nominated by the Company's Board of Directors, were elected to serve until 2001. There were no other nominees.

     Shares  were  voted  as  follows:


Name                      For      Withholding Vote For
---------------------  ----------  --------------------
Christopher G Roberts  12,147,307               236,991
Donagh McCarthy . . .  12,147,307               236,991


(2) the selection of KPMG LLP as independent public accountants for the 2000 fiscal year was ratified: affirmative votes, 12,368,658 shares; negative votes, 3,040 shares (12,600 shares abstained).

(3)     There  was  no  other  business  transacted  at  the  meeting.

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