Form 10-Q
period 2000-03-31
RESMED INC
filed 2000-05-12
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE   ACT  OF  1934  FOR   THE   QUARTERLY  PERIOD  ENDED  MARCH  31,  2000

[     ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE   ACT  OF   1934   FOR  THE  TRANSACTION  PERIOD  FROM  ___________  TO
_____________

                         Commission file number: 0-26038

                                   ResMed Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                                              98-0152841
(State or other jurisdiction of                                   (IRS  Employer
incorporation or organization)                              Identification  No.)

                            10121 Carroll Canyon Road
                            San Diego, CA  92131-1109
                            United States Of America
                    (Address of principal executive offices)


                                 (858) 689 2400
               (Registrant's telephone number including area code)

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

As of March 31, 2000, there were 30,541,378 shares of Common Stock ($0.004 par value) outstanding.

                          RESMED INC. AND SUBSIDIARIES

                                      INDEX


PART  I   FINANCIAL  INFORMATION
                                                                            Page
Item 1 . .Financial Statements
          Condensed Consolidated Balance Sheets as of March 31, 2000        3
          (unaudited) and June 30, 1999

          Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2000 and 1999 and the
          Nine Months ended March 31, 2000 and 1999

          Unaudited Condensed Consolidated Statements of Cash Flows.        5
          for the Nine Months Ended March 31, 2000 and 1999

          Notes to the Unaudited Condensed Consolidated Financial. .        6
          Statements

Item 2 . .Management's Discussion and Analysis of Financial Condition       12
          and Results of Operations

Item 3 . .Quantitative and Qualitative Disclosures About Market Risk        16


PART  II  OTHER  INFORMATION

Item 1 . .Legal Proceedings                                    17

Item 2 . .Changes in Securities                                17

Item 3 . .Defaults Upon Senior Securities                      17

Item 4 . .Submission of Matters to a Vote of Security Holders  17

Item 5 . .Other Information                                    17

Item 6 . .Exhibits and Reports on Form 8-K                     17

SIGNATURES                                                     18

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

                                 RESMED INC. AND SUBSIDIARIES
                            Condensed Consolidated Balance Sheets
                     (in US$ thousands, except share and per share data)
                                                                     March 31,     June 30,
                                                                       2000          1999
                                                                     ------------  ----------
    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (unaudited)
Assets
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $    16,356   $  11,108
Marketable securities - available for sale. . . . . . . . . . . . .        7,926       5,626
Accounts receivable, net of allowance for doubtful accounts of. . .       23,491      17,898
 $725 at March 31, 2000 and $421 at June 30, 1999
Inventories (note 3). . . . . . . . . . . . . . . . . . . . . . . .       17,435      10,725
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .        2,422       2,392
Prepaid expenses and other current assets . . . . . . . . . . . . .        3,904       3,022
                                                                     ------------  ----------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . .       71,534      50,771
                                                                     ------------  ----------

Property, plant and equipment, net of accumulated depreciation of .       30,853      29,322
 $12,258 at March 31, 2000 and $8,511 at June 30, 1999
Patents, net of accumulated amortization of $705 at March 31, 2000.        1,114         782
 and $570 at June  30, 1999
Goodwill, net of accumulated amortization of $1,856 at March 31,. .        5,805       6,555
 2000 and $1,459 at June 30, 1999
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,898       2,459
                                                                     ------------  ----------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .      111,204      89,889
                                                                     ============  ==========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        8,199       4,772
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .        9,535       7,779
Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . .        6,262       5,691
                                                                     ------------  ----------
Total current liabilities . . . . . . . . . . . . . . . . . . . . .       23,996      18,242
                                                                     ------------  ----------
Stockholders' equity:
Preferred stock, $0.01 par value, . . . . . . . . . . . . . . . . .            -           -
2,000,000 shares authorized; none issued
Series A Junior Participating preferred stock, $0.01 par value, . .            -           -
150,000 shares authorized; none issued
Common Stock, $0.004 par value, 50,000,000 shares . . . . . . . . .          122         118
Authorized; issued and outstanding 30,541,378 at March 31,
2000 and 29,616,000 at June 30, 1999
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .       39,754      33,677
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .       59,316      43,281
Accumulated other comprehensive loss (note 4) . . . . . . . . . . .      (11,984)     (5,429)
                                                                     ------------  ----------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .       87,208     71, 647
                                                                     ------------  ----------
Commitments and contingencies (note 5). . . . . . . . . . . . . . .            -           -
Total liabilities and stockholders' equity. . . . . . . . . . . . .  $   111,204   $  89,889
                                                                     ============  ==========

            See accompanying notes to condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

                                       RESMED INC. AND SUBSIDIARIES
                           Unaudited Condensed Consolidated Statements of Income
                                 (in US$ thousands, except per share data)


                                                        Three Months Ended                Nine Months Ended
                                                             March 31,                        March 31,
                                                     2000                 1999            2000      1999
                                              -------------------  -------------------  --------  --------
Net revenue. . . . . . . . . . . . . . . . .  $            29,971  $           22,760   $84,051   $63,484
Cost of sales. . . . . . . . . . . . . . . .               10,152               7,901    26,980    20,949
Gross profit . . . . . . . . . . . . . . . .               19,819              14,859    57,071    42,535
                                              -------------------  -------------------  --------  --------

Operating expenses
Selling, general and administrative expenses                9,459               6,636    26,864    19,889
Research and development expenses. . . . . .                2,103               1,512     5,964     4,581
                                              -------------------  -------------------  --------  --------
Total operating expenses . . . . . . . . . .               11,562               8,148    32,828    24,470
                                              -------------------  -------------------  --------  --------

Income from operations . . . . . . . . . . .                8,257               6,711    24,243    18,065
                                              -------------------  -------------------  --------  --------

Other income (expenses), net:
Interest income, net . . . . . . . . . . . .                  205                 152       542       555
Government grants. . . . . . . . . . . . . .                    -                 138       279       402
Other income (expenses), net . . . . . . . .                  533                (353)     (380)   (1,567)
                                              -------------------  -------------------  --------  --------

Total other income (expenses), net . . . . .                  738                 (63)      441      (610)
                                              -------------------  -------------------  --------  --------


Income before income taxes . . . . . . . . .                8,995               6,648    24,684    17,455
Income taxes . . . . . . . . . . . . . . . .                3,157               2,280     8,649     5,990
                                              -------------------  -------------------  --------  --------

Net income . . . . . . . . . . . . . . . . .  $             5,838  $            4,368   $16,035   $11,465
                                              ===================  ===================  ========  ========



Basic earnings per share . . . . . . . . . .  $              0.19  $             0.15   $  0.53   $  0.39
Diluted earnings per share . . . . . . . . .  $              0.18  $             0.14   $  0.50   $  0.37

                  See accompanying notes to condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------



                                  RESMED INC. AND SUBSIDIARIES
                    Unaudited Condensed Consolidated Statements of Cash Flows
                                       (in US$ thousands)



                                                                          Nine Months Ended
                                                                               March 31,
                                                                          2000           1999
                                                                  -------------------  ---------

Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           16,035   $ 11,465
                                                                  -------------------  ---------

Adjustment to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . .               4,860      3,328
Provision for service warranties . . . . . . . . . . . . . . . .                 157        214
Foreign currency options revaluations. . . . . . . . . . . . . .               1,928        115
Changes in operating assets and liabilities:
Accounts receivable, net . . . . . . . . . . . . . . . . . . . .              (6,021)    (3,384)
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .              (7,481)    (2,371)
Prepaid expenses and other current assets. . . . . . . . . . . .                (919)      (283)
Accounts payable, accrued expenses and other liabilities . . . .               4,578      5,202
                                                                  -------------------  ---------
Net cash provided by operating activities. . . . . . . . . . . .              13,137     14,286
                                                                  -------------------  ---------

Cash flows from investing activities:
Purchases of property, plant and equipment . . . . . . . . . . .              (8,194)   (17,899)
Patents costs. . . . . . . . . . . . . . . . . . . . . . . . . .                (623)      (151)
Purchase of investments. . . . . . . . . . . . . . . . . . . . .              (1,489)    (1,529)
Business acquisitions. . . . . . . . . . . . . . . . . . . . . .                (576)    (1,033)
Purchases of marketable securities - available for sale. . . . .             (27,128)   (11,809)
Proceeds from sale of marketable securities - available for sale              24,828     11,687
                                                                  -------------------  ---------
Net cash used in investing activities. . . . . . . . . . . . . .             (13,182)   (20,734)
                                                                  -------------------  ---------

Cash flows from financing activities:
Proceeds from issuance of common stock . . . . . . . . . . . . .               6,081      1,713
Repayment of long term debt. . . . . . . . . . . . . . . . . . .                   -       (114)
                                                                  -------------------  ---------
Net cash provided by financing activities. . . . . . . . . . . .               6,081      1,599
                                                                  -------------------  ---------

Effect of exchange rate changes on cash. . . . . . . . . . . . .                (788)       167
                                                                  -------------------  ---------

Net (decrease)/increase in cash and cash equivalents . . . . . .               5,248     (4,682)
                                                                  -------------------  ---------
Cash and cash equivalents at beginning of period . . . . . . . .              11,108     15,526
                                                                  -------------------  ---------

Cash and cash equivalents at end of period . . . . . . . . . . .  $           16,356   $ 10,844
                                                                  ===================  =========
Supplemental disclosure of cash flow information:
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . .  $            7,930   $  4,029


             See accompanying notes to condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------



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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

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

(b)     Revenue  Recognition:
        --------------------

     Revenue on product sales is recorded at the time of shipment. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized as revenue over the life of the service contract. Revenue from sale of marketing and distribution rights is initially deferred and recognized as revenue over the period of expected benefits but not exceeding three years.

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

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

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

(h)     Government  Grants:
        ------------------

     Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development and export of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants of $138,000 have been recognized for the three month period ended March 31, 1999, and $279,000 and $402,000 for the nine month periods ended March 31, 2000 and 1999, respectively.

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

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

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

(k)     Earnings  Per  Share:
        --------------------

     The weighted average shares used to calculate basic earnings per share was 30,294,000 and 29,492,000 for the quarters ended March 31, 2000 and 1999, respectively, and 29,975,000 and 29,398,000 for the nine month periods ended March 31, 2000 and 1999, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 2,259,000 and 1,969,000 for the quarters ended March 31, 2000 and 1999, respectively, and by 1,894,000 and 1,494,000 for the nine month periods ended March 31, 2000 and 1999, respectively.

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

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

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

     The Company is exposed to credit related losses in the event of non performance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. The credit exposure of foreign exchange options is represented by the positive fair value of options at the reporting date.

     The Company held foreign currency option contracts with notional amounts totaling $144,136,000 and $62,460,000 at March 31, 2000 and June 30, 1999,
respectively, to hedge foreign currency items. These contracts mature at various dates prior to December 31, 2001.

(n)     Income  Taxes:
        -------------

     The Company accounts for income taxes under the Statement of Financial Accounting Standards No 109, 'Accounting for Income Taxes' (Statement 109). Statement 109 requires an asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)     Inventories
        -----------

     Inventories were comprised of the following at March 31, 2000 and June 30, 1999:


(In $US thousands)  March 31,   June 30,
                    2000        1999
                    ----------  ---------
Raw materials. . .  $    5,642  $   4,153
Work in progress .       1,375         74
Finished goods . .      10,418      6,498
                    ----------  ---------
                    $   17,435  $  10,725
                    ==========  =========


(4)     Comprehensive  Income
        ---------------------

     Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income', establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The only component of comprehensive income that impacts the Company is foreign currency translation adjustments. The net loss associated with the foreign currency translation adjustments for the three months ended March 31, 2000 was $5.7 million compared to a net gain of $147,000 for the three months ended March 31, 1999. The net loss associated with the foreign currency translation adjustments for the nine months ended March 31, 2000 was $6.6 million compared to a net gain of $619,000 for the nine months ended March 31, 1999. The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at March 31, 2000 and June 30, 1999 consisted solely of foreign currency translation adjustments with balances of $12.0 million and $5.4 million, respectively.

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

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)     Commitments  and  Contingencies,  Continued
        -------------------------------------------

     On March 31, 2000, the Company filed a lawsuit in the United States District Court for the Southern District of California against MPV Truma and Tiara Medical Systems, Inc, seeking actual and exemplary monetary damages and injunctive relief for the unauthorized and infringing use of the Company's trademarks, trade dress, and design patents related to its Mirage mask design.

     While the Company is prosecuting the above actions, there can be no assurance that the Company will be successful.

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

PART  I  -  FINANCIAL  INFORMATION                                      Item  2
-------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Net  Revenue

Net revenue increased for the three months ended March 31, 2000 to $30.0 million from $22.8 million for the three months ended March 31, 1999, an increase of $7.2 million or 32%. For the nine month period ended March 31, 2000 net revenue increased to $84.1 million from $63.5 million in the nine month period ended March 31, 1999 an increase of $20.6 million or 32%. Both the three month and nine month increases in net revenue were attributable to an increase in unit sales of the Company's flow generators and accessories in North and Latin America, Europe and the Asia Pacific. In fiscal 2000 net revenue in North and Latin America increased to $15.4 million from $12.4 million for the quarter, and to $45.1 million from $36.5 million for the nine month periods ended March 31. In Europe net revenue increased to $11.2 million from $8.4 million for the quarter, and to $29.9 million from $21.9 million for the nine month periods ended March 31, 2000 and 1999, respectively.

Gross  Profit

Gross profit increased for the three months ended March 31, 2000 to $19.8 million from $14.9 million for the three months ended March 31, 1999, an increase of $4.9 million or 33%. Gross profit as a percentage of net revenue increased for the quarter ended March 31, 2000 to 66% from 65% for the three months ended March 31, 1999. These increases resulted primarily from a shift in geographical sales mix and improved manufacturing capacity utilization.

For the nine month period ended March 31, 2000 gross profit increased to $57.1 million from $42.5 million in the same period of fiscal 1999 an increase of $14.6 million or 34%. Gross profit as a percentage of net revenue increased for the nine month period ended March 31, 2000 to 68% from 67% achieved for the nine months ended March 31, 1999. These increases also resulted from a favorable shift in geographical sales mix and improved manufacturing capacity utilization.

Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2000 to $9.5 million from $6.6 million for the three months ended March 31, 1999, an increase of $2.9 million or 44%. This increase was primarily due to an increase from 197 to 264 in the number of sales and administrative personnel to support sales growth, an increase in property costs associated with new offices in Europe as well as continuing investment in IT activities. As a percentage of net revenue, selling, general and administrative expenses increased to 32% for the three months ended March 31, 2000 from 29% for the three months ended March 31, 1999.

Selling, general and administrative expenses for the nine months ended March 31, 2000 increased to $26.9 million from $19.9 million for the nine months ended March 31, 1999, an increase of $7.0 million or 35%. As a percentage of net revenue, selling, general and administration expenses increased to 32% for the nine months ended March 31, 2000 from 31% for the nine months ended March 31, 1999.

PART  I  -  FINANCIAL  INFORMATION                                      Item  2
-------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Research  and  Development  Expenses

Research and development expenses increased for the three months ended March 31, 2000 to $2.1 million from $1.5 million for the three months ended March 31, 1999, an increase of $600,000 or 39%. The increase reflects increased expenditure associated with new products currently under development. As a percentage of net revenue, research and development expenses for the three months ended March 31, 2000 and March 31, 1999, remained at 7%.

For the nine months ended March 31, 2000 research and development expenses increased to $6.0 million from $4.6 million for the corresponding period in fiscal 1999, an increase of $1.4 million or 30%. The increase was due to additional costs relating to development and evaluation of new products. As a percentage of net revenue, research and development expenses for the nine month periods ended March 31, 2000 and March 31, 1999, remained at 7%.

Other  Income  (Expenses),  Net

Other income, net increased for the three months ended March 31, 2000 to $533,000 from expense of $353,000 for the three months ended March 31, 1999, an increase of $886,000. The increase in other income, net reflects foreign currency gains associated with the weakening of the Australian Dollar during the quarter.

Other income (expenses), net improved for the nine months ended March 31, 2000 to a loss of $380,000, from a loss of $1.6 million for the nine months ended March 31, 1999. The improvement in other income (expense), net primarily reflects reduced foreign currency losses associated with the Company's foreign exchange hedging program.

Income  Taxes

The Company's effective income tax rate for the three months ended March 31, 2000 increased to 35.1% of income from 34.3% for the three months ended March 31, 1999 and to 35.0% from 34.3% for the nine months ended March 31, 1999.

PART  I  -  FINANCIAL  INFORMATION                                      Item  2
-------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Liquidity  and  Capital  Resources

As of March 31, 2000 and June 30, 1999, the Company had cash and cash equivalents and marketable securities available for sale of approximately $24.3 million and $16.7 million, respectively. The Company's working capital approximated $47.5 million and $32.5 million, at March 31, 2000 and June 30, 1999, respectively. The increase in working capital primarily reflects an increase in cash/marketable securities and management's decision to increase inventories, particularly in the US and Europe, to support sales growth and launching of the ResMed S6 CPAP range and Ultra Mirage masks.

During the nine months ended March 31, 2000, the Company's operations generated $13.1 million in cash, primarily as a result of increased profit from operations, partially offset by increases in inventory and receivables balances. During the nine months ended March 31, 1999 approximately $14.3 million of cash was generated by operations.

The Company's capital expenditures for the nine month period ended March 31, 2000 and 1999 aggregated $8.2 million and $17.9 million, respectively. The majority of the expenditures in the nine month period ended March 31, 2000 related to purchases of computer software and hardware, production tooling and equipment and, to a lesser extent, office furniture and research and development equipment. The reduction in expenditures in the nine month period ended March 31, 2000 compared to the nine months ended March 31, 1999 reflects the cessation of capital expenditure on the company's new manufacturing facility following its completion in March 1999. As a result of these capital expenditures, the Company's March 31, 2000 balance sheet reflects net property, plant and equipment of approximately $30.9 million, compared to $29.3 million at June 30, 1999.

On January 31, 2000 the Company's fully owned Swedish subsidiary, ResMed Sweden AB, acquired the business and associated assets of Einar Egnell AB its Swedish distributor for $576,000 in cash. The acquisition has been accounted for as a purchase and accordingly, the results of operations of the Einar Egnell business have been included in the company's consolidated financial statements from January 31, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of $229,000 has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. During the nine month period ended March 31, 1999 the Company paid $1.0 million in business acquisition payments in relation to the 1996 acquisition of Priess.

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

PART  I  -  FINANCIAL  INFORMATION                                      Item  2
-------------------------------------------------------------------------------
Recent  Accounting  Developments

SFAS No 133, 'Accounting for Derivative Instruments and Hedging Activities' (SFAS 133), and SFAS No 137, 'Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No 133 (an amendment of FASB Statement No 133)' were issued by the Financial Accounting Standards Board in June 1998 and June 1999, respectively and are effective for the Company's quarter ending September 30, 2000. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (ie, gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

The company has not determined the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

In December 1999, the Securities and Exchange Commission ('SEC') issued Staff Accounting Bulletin No 101 ('SAB 101'), 'Revenue Recognition in Financial Statements'. The company will be required to adopt SAB 101 in the first quarter of fiscal 2001. SAB101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company does not expect this to have a material impact on the Company's financial position or results of operation.

PART  I  -  FINANCIAL  INFORMATION                                      Item  3
-------------------------------------------------------------------------------

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

The Company has established a foreign currency hedging program using currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditure. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency exposures denominated in the Euro and Australian dollar. Under this program, increases or decreases in the Company's foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

The table below provides information about the Company's foreign currency derivative financial instruments, by functional currency and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at March 31, 2000. The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates for the Company's foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the contract or options.



                                                                    Fiscal Year
                                    ------------------------------------------------------------------------------------
(In US$thousands)                   2000                  2001                  2002                Total
                                    -------------------   -------------------   ------------------  --------------------
Foreign Exchange Call Options

(Receive AUS$/Pay US$)
Option amount. . . . . . . . . . .  $            15,000   $            72,000   $           36,000  $            123,000
Average contractual exchange rate   AUS $1  = USD 0.675   AUS $1  = USD 0.689   AUS $1 = USD 0.691  AUS $1  =  USD 0.688


(Receive AUS$/Pay Euro)
Option amount. . . . . . . . . . .  $             2,976   $            12,056   $            6,104  $             21,136
Average contractual exchange rate   AUS $1 = Euro 0.635   AUS $1 = Euro 0.644   AUS$1 = Euro 0.652  AUS $1  = Euro 0.645



(In US$thousands)                   Fair Value of
                                    Assets
                                    -------------------
Foreign Exchange Call Options

(Receive AUS$/Pay US$)
Option amount. . . . . . . . . . .  $               320


(Receive AUS$/Pay Euro)
Option amount. . . . . . . . . . .  $               501


PART  II  -  FINANCIAL  INFORMATION
-------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES


Item  1       Legal  Proceedings

              Refer  Note  5  to  Condensed  Consolidated  Financial  Statements

Item  2       Changes  in  Securities

              None

Item  3       Defaults  Upon  Senior  Securities

              None

Item  4       Submission  of  Matters  to  a  Vote  of  Security  Holders

              None

Item  5       Other  Information

              None

Item  6       Exhibits  and  Report  on  Form  8K

              Exhibits

              The  following  exhibits  are  filed  as  part  of  this  report

              Exhibit  27.1  Financial  Data  Schedule

              Report  on  Form  8-K

              None

PART  II  -  FINANCIAL  INFORMATION
-------------------------------------------------------------------------------

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



ResMed  Inc.






/S/  PETER  C  FARRELL
----------------------
Peter  C  Farrell
President  and  Chief  Executive  Officer





/S/  ADRIAN  M  SMITH
---------------------
Adrian  M  Smith
Vice  President  Finance  and  Chief  Financial  Officer

PART  II  -  FINANCIAL  INFORMATION
-------------------------------------------------------------------------------