Form 10-K
period 2000-06-30
RESMED INC
filed 2000-09-25
CIK 943819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                _________________

                                    FORM 10-K
                                _________________

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                         COMMISSION FILE NUMBER 0-26038

                                   RESMED INC
             (Exact name of Registrant as specified in its Charter)

     DELAWARE                                                98-0152841
(State or other jurisdiction of                (IRS Employer Identification  No)
incorporation or organization)

                             14040 DANIELSON STREET
                              POWAY  CA  92064-6857
                            UNITED STATES OF AMERICA
                    (Address of principal executive offices)

                                 (858) 746 2400
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS:

                          Common Stock, $.004 Par Value
                       Rights to Purchase Series A Junior
                          Participating Preferred Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                            Yes [ X ]     No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (S 229.405 of this Chapter) is not contained herein and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or
any  amendment  to  this  Form  10-K  [     ].

The aggregate market value of the voting stock held by non-affiliates of Registrant as of September 8, 2000, computed by reference to the closing sale price of such stock on the New York Stock Exchange, was approximately $885,000,000 (All directors, executive officers, and 10% stockholders of Registrant are considered affiliates.)

At September 8, 2000, Registrant had 30,918,262 shares of Common Stock, $.004 par value, issued and outstanding.

Portions of Registrant's definitive Proxy Statement for its November 6, 2000 meeting of stockholders are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
THE INFORMATION CONTAINED IN THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS, WHICH ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR IMPORT. VARIOUS IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE IDENTIFIED BELOW IN PART I, ITEM 3 AND PART II, ITEM 7 OF THIS REPORT.
--------------------------------------------------------------------------------

                                     RESMED  INC
                                  TABLE OF CONTENTS
                               ______________________

                                                                            PAGE
Part I    Item 1   Business                                                    3

          Item 2   Properties                                                 16

          Item 3   Legal Proceedings                                          16

          Item 4   Submission of Matters to a Vote of Security Holders        17

Part II   Item 5   Market for the Registrant's Common Equity and Related
                   Stockholder Matters                                        17

          Item 6   Selected Financial Data                                    18

          Item 7   Management's Discussion and Analysis of Financial
                   Condition and Results of Financial Operation               19

          Item 7A  Quantitative and Qualitative Disclosures About Market Risk 23

          Item 8   Consolidated Financial Statements and Supplementary Data   25

          Item 9   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                        26

Part III  Item 10  Directors and Executive Officers of the Registrant         26

          Item 11  Executive Compensation                                     26

          Item 12  Security Ownership of Certain Beneficial Owners and
                   Management                                                 26

          Item 13  Certain Relationships and Related Transactions             26

Part IV   Item 14  Exhibits, Consolidated Financial Statement Schedule and
                   Reports on Form 8-K                                        27

                                     PART I

Item  1     BUSINESS

GENERAL

ResMed is a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing and managing sleep disordered breathing ('SDB'). SDB includes sleep apnea and related respiratory disorders that occur during sleep. The Company employs over 600 people and sells its products in over 50 countries through a combination of wholly owned subsidiaries and independent distributors.

When ResMed was formed in 1989, its primary purpose was to commercialize a device for treating obstructive sleep apnea (OSA). Developed by Professor Colin Sullivan of the University of Sydney, nasal continuous positive airway pressure
(CPAP)  was  the  first  successful  noninvasive  treatment  of  OSA.

Since 1989, ResMed has broadened its focus to cover sleep disordered breathing in all its manifestations. Operations have expanded rapidly through the introduction of a number of highly innovative product lines. As of June 2000, the Company's compound annual growth rate was in excess of market growth rates:
35% for sales and 49% for net income, using fiscal 1996 as a base. ResMed believes its success is due to a continuing focus on sleep disordered breathing and the development of therapeutic technology to ameliorate its serious medical consequences.

CORPORATE  HISTORY

ResMed Inc, a Delaware corporation, was formed in March 1994 as the ultimate holding company for its Australian, European and United States operating subsidiaries. On June 1, 1995 the Company completed an initial public offering of common stock and on June 2, 1995 the Company's common stock commenced trading on The NASDAQ National Market. On September 30, 1999 the Company transferred its principal public listing to the New York Stock Exchange, trading under the ticker symbol RMD. On November 25, 1999, the Company established a secondary listing of its shares as Chess Depositary Instruments (CDI) on the Australian Stock Exchange, also under the symbol RMD. (Ten ASX CDIs are equivalent to one NYSE share). ResMed Inc's Australian subsidiary, ResMed Holdings Limited ('RHL'), was originally organized in 1989 by Dr. Peter Farrell to acquire from Baxter Center for Medical Research Pty Limited ('Baxter'), the rights to certain technology relating to CPAP treatment as well as Baxter's existing CPAP device business. Baxter had sold CPAP devices in Australia since 1988, having acquired the rights to the technology in 1987 from Dr. Colin Sullivan of the University of Sydney, who invented nasal CPAP for the treatment of OSA. Since 1989, the Company and its subsidiaries have specialized in the design, manufacture and marketing of nasal CPAP and variable positive airway pressure ('VPAP ') equipment for the diagnosis and treatment of sleep disordered breathing, primarily OSA.

The Company acquired the distribution businesses of Dieter W Priess Medtechnik, Premium Medical SARL, Innovmedics Pte Ltd and EINAR Egnell AB, its German, French, Singaporean and Swedish distributors, on February 7, 1996, June 12, 1996, November 1, 1997 and January 31, 2000, respectively.

During the 1999 fiscal year the Company made an equity investment in Flaga hf, based in Iceland. The Company now markets Flaga's polysomnographic products under the Embla label in the US and selected other markets.

OBSTRUCTIVE  SLEEP  APNEA

OSA is a breathing disorder in which an individual experiences a temporary collapse of the upper airway during sleep. This restricts breathing and severely disrupts the individual's sleep. Sleep is a complex neurological process that includes two distinct states: rapid eye movement ('REM') sleep and non-rapid eye movement ('non-REM') sleep. REM sleep, which is about 20-25% of total sleep in adults, is characterized by a high level of brain activity, bursts of rapid eye movement, increased heart and respiration rates, and paralysis of many muscles. Non-REM sleep is subdivided into four stages that generally parallel sleep depth: stage 1 is the lightest and stage 4 is the deepest.

The upper airway has no rigid support and is held open by active contraction of upper airway muscles. Normally, during REM sleep and deeper levels of non-REM sleep, upper airway muscles relax and the airway narrows. Individuals with narrow upper airways or poor muscle tone are prone to upper airway closure during sleep (an 'apnea'), resulting in an inability to breathe, or near closure
(a  'hypopnea')   which  causes  snoring   and  breathing  difficulties.  These
breathing irregularities result in a lowering of blood oxygen concentration, until the brain reacts to the lack of oxygen or increased carbon dioxide and signals the body to respond. Typically, the individual subconsciously arouses from sleep, causing the throat muscles to contract, thus opening the airway. After a few gasping breaths, blood oxygen levels increase and the individual can resume a deeper sleep until the cycle repeats itself. The cycle of complete or partial upper airway closure with subconscious arousal to lighter levels of sleep can be repeated as many as several hundred times during six to eight hours of sleep. Sufferers of OSA typically experience ten or more such cycles per hour. These awakenings greatly impair the quality of sleep, although the individual is not normally aware of these disruptions.

Sleep fragmentation and the loss of the deeper levels of sleep caused by OSA can lead to excessive daytime sleepiness, reduced cognitive function (including memory loss and lack of concentration), depression and irritability. OSA sufferers also may experience an increase in heart rate and an elevation of blood pressure during the cycle of apneas. OSA has been associated with employment difficulties, marital discord, impotence and other adverse effects. Patients with OSA have been shown to have impaired daytime performance in a variety of cognitive functions including problem solving, response speed and visual motor coordination. Certain studies have linked OSA to increased occurrences of traffic and workplace accidents. Several studies indicate that the oxygen desaturation, increased heart rate and elevated blood pressure caused by OSA may be associated with increased risk of hypertension, cardiovascular morbidity and mortality due to angina, stroke and heart attack.

THE  MARKET

In its 'Wake Up America' report to Congress in 1993, the National Commission on Sleep Disorders Research estimated that approximately 40 million individuals in the United States suffer from chronic disorders of sleep and wakefulness, such as sleep apnea, insomnia and narcolepsy. According to this report, sleep apnea is the most common sleep disorder, affecting approximately 20 million individuals in the United States. Nearly 6.5 million of these persons over the age of 30 experience moderate to severe forms of sleep apnea. However, there is a general lack of awareness of OSA among both the medical community and the general public, which has led to a corresponding failure to diagnose the disorder. It is estimated that less than 5% of those persons afflicted by OSA know the cause of their fatigue or other symptoms. Health care professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as fatigue, snoring and irritability are characteristic of OSA.

While OSA has been diagnosed in a broad cross-section of the population, it is predominant among middle-aged men and those who are obese, smoke, consume alcohol in excess or use muscle-relaxing drugs. In addition, patients who are being treated for certain other conditions, including those undergoing dialysis treatment or suffering from diabetes, may be medically predisposed to OSA. Recent studies have also shown that over 50% of post stroke patients and patients with congestive heart failure have significant SDB.

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

The Company estimates that there are currently more than 2,000 sleep clinics in the United States, a substantial portion of which are affiliated with hospitals. Sleep clinics generally range in size from one to six beds. The number of sleep clinics has expanded significantly from approximately 100 such facilities in 1985. The Company believes that despite the increase in sleep clinics, testing facilities currently remain inadequate to address the large population of undiagnosed OSA sufferers.

EXISTING  THERAPIES

Prior to 1981, the primary treatment for OSA was a tracheotomy, a surgical procedure to cut a hole in the patient's windpipe to create a channel for airflow. Most recently, surgery has involved either uvulopalatopharyngoplasty ('UPPP'), in which surgery is performed on the upper airway to remove excess tissue and to streamline the shape of the airway, or mandibular advancement, in which the lower jaw is moved forward to widen the patient's airway. UPPP alone has a poor success rate; however, when performed in conjunction with mandibular advancement, a greater success rate has been claimed. This combined procedure, performed by highly specialized surgeons, is expensive and involves prolonged and often painful recovery periods.

Nasal CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the Chairman of the Company's Medical Advisory Board. CPAP systems were commercialized for treatment of OSA in the United States in the mid 1980's. Today, use of nasal positive airway pressure is generally acknowledged as the most effective and least invasive therapy for managing OSA. The Company estimates that during fiscal 2000, CPAP treatment was prescribed for over 200,000 new patients in the United States.

During nasal CPAP treatment, a patient sleeps with a nasal mask connected to a small portable air flow generator that delivers room air at a positive pressure. The patient breathes in air from the flow generator and breathes out through an exhaust port in the mask. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed. Upon diagnosis of OSA and the decision to prescribe CPAP treatment for an OSA sufferer, the physician must determine an appropriate pressure setting for the CPAP device. This pressure titration (adjustment) procedure typically occurs in the sleep clinic while the patient sleeps using the CPAP device, and a technician manually increases the pressure until sleeping and breathing are normalized. After determination of the proper therapeutic pressure, the patient is prescribed a nasal CPAP device set to that pressure for home use. However, recently developed autotitrating devices, including ResMed's AutoSet T positive airway pressure device, are designed to set appropriate pressure levels automatically in response to the patient's breathing patterns.

CPAP is not a cure but a therapy for managing OSA, and therefore, must be used on a daily basis as long as treatment is required. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. In more recent years, product innovations to improve patient comfort and compliance have been developed. These include more comfortable mask systems, delay timers which gradually raise air pressure allowing the patient to fall asleep more easily, and bilevel flow generators, including VPAP systems, which provide different air pressures for inhalation and exhalation.

BUSINESS  STRATEGY

ResMed believes that the SDB market will increase in the future due to a number of factors including increasing awareness of OSA, improved understanding of the role of SDB treatment in the management of cardiac, neurologic and related disorders, and an increase in home-based diagnosis.

ResMed's strategy for the expansion of its business operations consists of the following key elements:

Continue Product Development and Innovation - ResMed is committed to ongoing innovation in developing products for the diagnosis and treatment of sleep disordered breathing. Since its founding, ResMed has been a leading innovator in products designed to increase patient comfort and encourage compliance with therapy. ResMed believes that continued product development and innovation are key factors in its ongoing success.

Expand Geographic Presence - ResMed markets its products in over 50 countries to sleep clinics, home health care dealers and managed care organizations. ResMed intends to increase its sales and marketing efforts in its principal markets, as well as expand its presence in the cardiac and neurologic sectors.

Increase Public and Clinical Awareness - ResMed intends to expand its existing promotion activities in the awareness and prevalence of SDB and its treatment alternatives within three main groups:

(1)     The  population  with  predisposition  to  SDB.
(2) Primary care physicians and other specialists, such as cardiologists, neurologists, and pulmonologists.
(3)     Special  interest  groups,  such  as  sleep  disorder  support  groups.

As part of this program ResMed will continue its significant Clinical Education programs including the sponsorship of international symposia on different clinical effects of SDB, including the cardiovascular and cerebrovascular implications of SDB. As well as providing a forum for exchange of ideas and information for attending healthcare professionals, results of each conference will be published and distributed. ResMed also intends to use its existing public relations and general marketing programs to further promote awareness of SDB to both physicians and the general public.

Expand into New Markets - ResMed as a strategic goal believes in developing strong links to the medical community both to identify new directions in treatment and markets for its products. As such the Company maintains close working relationships with a large number of prominent physicians to explore new medical applications for its products and technology. The Company is moving into new medical areas significantly affected by SDB, namely stroke, congestive heart failure (CHF), and chronic obstructive pulmonary disease (COPD).

As part of its research focus ResMed maintains extensive external as well as internal research programs including programs in the treatment of stroke, cardiac and post-operative surgery patients.

PRODUCTS

FLOW  GENERATORS

Currently, ResMed produces nasal CPAP, VPAP and AutoSet systems for the diagnosis, titration and treatment of SDB. These are flow generator systems which deliver positive airway pressure through a small nasal mask. The flow of air acts like an "air splint" to keep the patient's upper airway open and prevent apneas. These apneas occur when the muscles that normally hold the airway open during sleep, relax too much and close the airway off. AutoSet systems are based on a proprietary technology that can also be used in the diagnosis of OSA.

ResMed also manufactures air delivery systems that include nasal masks, tubing and headgear to connect the flow generator to the patient. In addition, a growing range of sleep laboratory products and other accessories which improve patient comfort, convenience and compliance are marketed.

CPAP and VPAP - Introduced in June 2000, the ResMed S6 flow generators are the Company's main CPAP flow generator products. Each of the four models in the range is small, compact and comes with different features to suit different patient needs. The ResMed S6 represents a significant improvement over earlier CPAP flow generator products with SPL decibel noise levels at 10 cm of water pressure reduced from 40.3 db on the original Sullivan V CPAP to 29.4 db on the S6 Lightweight. To the human ear, this represents a noise reduction of approximately 50 percent.

ResMed also manufactures Variable Positive Airways Pressure (VPAP ) units which deliver ultra-quiet, comfortable bilevel therapy. There are two preset pressures: a higher pressure as the patient breathes in and a lower pressure as the patient breathes out. Breathing out against a lower pressure makes treatment more comfortable, particularly for patients who need high pressure levels, or for patients with impaired breathing ability.

There are five models in the VPAP range: the VPAP II, the Comfort, the VPAP II ST, the VPAP II ST-A and the VPAP MAXTM.

The VPAP MAXTM is a Ventilatory Support System for the treatment of adult patients with respiratory insufficiency or respiratory failure. In 1998, the system received FDA clearance for the US hospital critical care market.


AutoSet T - In March 1999, the Company introduced the AutoSet T home positive airway pressure unit for use in the treatment of SDB conditions. While conventional CPAP units operate at a fixed CPAP pressure, actual pressure required for effective treatment of OSA can vary depending on factors such as weight change, alcohol consumption, sedative use, stage of sleep and body position. The AutoSet T is designed to continually detect the level of airway resistance and adjust the air pressure to the required level throughout the night. This results in greater patient comfort and reduced pressure related side effects.

CPAP and VPAP Flow generators accounted for approximately 60%, 64% and 66% of the Company's net revenues in fiscal 2000, 1999 and 1998 respectively.


The  following  table  lists  the  Company's  principal  products.

                                                                    Date of
Product            Features                                         Commercial
                                                                    Introduction
--------------------------------------------------------------------------------
FLOW GENERATORS
VPAP II           Dual pressure portable device provides different  March 1996
                  Pressure levels for inhalation  and  exhalation,
                  features  improved   pressure   switching    and
                  reduced   noise  output and  spontaneous  breath
                  triggering

COMFORT           Limited featured dual pressure device             March 1996

VPAP II ST        Dual pressure  portable device with  spontaneous  April 1996 and  spontaneous/timed  breath  triggering modes
                  of operation

VPAP II ST A      Version  of VPAP II ST  equipped  with  high/low  August 1998
                  pressure,    power   failure     alarms.     For
                  noninvasive positive  pressure  ventilation  use

VPAP MAXTM         The VPAP MAXTM  is a Ventilatory  Support System  November 1998
                  for  the  treatment   of  adult   patients  with
                  respiratory insufficiency or respiratory failure

AutoSet TTM        Micro  processor  controlled, automatically  and  March 1999
                  continuously    monitors    patient    breathing.
                  Adjusts  CPAP  treatment pressure in response to
                  patient's needs during the night

ResMed S6 Series  An  advanced  range  of  quiet  compact portable  June 2000 fixed pressure devices with  various features to
                  facilitate patient comfort
--------------------------------------------------------------------------------
MASK SYSTEMS
Bubble Mask       Includes Bubble  Cushion, containing  a silicone  June 1991
                  membrane which   readily  adjusts  to  patient's
                  facial contours and ResCap five point attachment
                  headgear

Modular
Mask Frame        Mask frame with T Bar forehead  pads, to prevent  July 1995 sideways movement of the frame and provide
                  maximum  stability

Mirage Mask       Contains  contoured  nasal cushion which readily  August 1997
                  adjusts    to    patient's    facial   contours.
                  Lightweight,  quiet,  low  profile  mask system

Mirage Full
Face Mask         A MirageTM   based   full   face   mask  product  June 1999
                  featuring adjustable  cushion  in a lightweight
                  mask system
Ultra
Mirage Mask       An  advanced version of  the successful  Mirage   June 2000
                  mask system  with reduced noise characteristics
                  and flexible forehead bridge
--------------------------------------------------------------------------------
ACCESSORIES
HumidAireTM       Attaches  to  CPAP  or  VPAP  systems.  Provides  September 1997
                  adjustable  heated   humidification,   relieves
                  drying    of    nasal    passages,   increasing
                  patient comfort


--------------------------------------------------------------------------------
DIAGNOSTIC PRODUCTS
AutoSet
Portable II Plus  An improved Portable version of AutoSet Clinical  June 1997 with PC processor functions  built  in for  home
                  use sleep studies

ResControl        Used locally or remotely  to  monitor and adjust  September 1999
                  ResMed CPAP,  VPAP or AutoSet T flow generators.
                  An  internal  pressure  transducer  enables  the
                  clinician to interface with Polysomnography (PSG)
                  to   monitor  airflow  in  both   titration  and
                  diagnostic   studies.   ResControl   will   also
                  monitor   the   pressure   of any flow generator
                  without the need for a separate manometer.

Embla             The Embla Sleep Recorder (manufactured by  Flaga  October 1999
                  hf)  is a  powerful  digital recorder  with  the
                  flexibility  to  satisfy  both  sleep study  and
                  research  needs. With  16 multipurpose channels,
                  2   oximeter  channels  (saturation  and pulse),
                  and  1   event   channel, it  provides   digital
                  recording   technology   for   PSG   and     EEG
                  applications.

DIAGNOSTIC  PRODUCTS

Fully portable respiratory sleep studies - ResMed markets devices for the diagnosis, titration and treatment of SDB in sleep clinics, hospitals and patients' homes. These fully portable systems give sleep clinics and specialists the means to expand their capabilities and increase patient throughput.

The AutoSet Portable II Plus with AutoSet Clinical III software is used to diagnose OSA in sleep clinics, hospitals or patients' homes. The system records all relevant respiratory data, which can then be downloaded to a computer for review and print out.

The ResControl was introduced in September of 1999 and supersedes the UCU product line of controllers. The ResControl is used locally or remotely to monitor and adjust ResMed CPAP, VPAP or AutoSet T flow generators. An internal pressure transducer enables the clinician to interface with polysomnography
(PSG) to monitor airflow in both titration and diagnostic studies. ResControl will also monitor the pressure of any flow generator without the need for a separate manometer.

AutoScan Compliance 2.0 Software was introduced in March of 1999 for use with the AutoSet T flow generator. AutoScan 2.0 collects compliance data. Efficacy data is collected in the form of an AHI (apnea hypopnea index) and mask or mouth leak information. This data allows evaluation of the effectiveness of the therapy. In February 2000 AutoScan 3.0 was introduced and functions with all ResMed flow generators. AutoScan 3.0 supersedes SCAN 2.0 by providing a single software platform for the entire ResMed flow generator range.

In October 1999, ResMed commenced distribution of Flaga's Embla Sleep Recorder, which can carry out a full sleep diagnosis equivalent to that performed during an overnight stay in a sleep laboratory. The Embletta PDS (Portable Diagnostic System) is a pocketsize digital recording device that aids clinicians by making ambulatory sleep studies convenient and reliable. It is for the diagnosis of sleep disordered breathing and is scheduled for release during fiscal year 2001.


INNOVATIVE  MASK  SYSTEMS

Mirage Nasal Masks - In August 1997, ResMed released the Mirage mask system. The Mirage is suitable for both conventional CPAP and bilevel therapy, is small, lightweight, and designed for maximum patient comfort. The specially contoured silicone cushion inflates with air pressure to gently 'float' on the patient's face. A number of other design features enhance comfort and convenience and ensure effective pressure delivery.

In June 2000 ResMed released its second generation Mirage Mask system, the Ultra Mirage Mask. The Ultra Mirage mask represents a major improvement in noise, facial pressure and seal over the standard Mirage mask systems. In addition, the Ultra Mirage mask systems have been designed to fit most people so that clinicians can fit masks faster and more easily. Inventory costs can also be reduced with the Mirage as it eliminates the need to carry a large range of mask types and sizes.

The MirageFull Face Mask - Released in June 1999, the Mirage Full Face mask expands on the innovative design of the Mirage nasal mask. The Mirage Full Face Mask provides an effective method of applying ventilatory assist (Noninvasive Positive Pressure Ventilation - NPPV - therapy) and can be used to address mouth-breathing problems in conventional bilevel or CPAP therapy.

A range of other mask systems - ResMed also sells a patented Bubble Mask, which uses a cushion made from a thin, soft silicone membrane that readily conforms to the patient's facial contours to form a seal and minimize air leakage. The cushion complies with body movement and eliminates the need for tight headgear to form a secure seal. In addition to this, the Company also sells cushions, frames and headgear separately. Typically, patients replace mask cushions once or twice a year and headgear every three to six months.

All ResMed mask systems are available in a variety of sizes and are sold independently of ResMed systems, either as replacement products or with other manufacturers' devices. The Company also manufactures the Bubble Mask on an OEM basis for one of its competitors.

Sales of mask systems, accessories and other products accounted for approximately 40%, 36% and 34% of the Company's net revenues in fiscal 2000, 1999 and 1998, respectively.

ACCESSORIES  AND  OTHER  PRODUCTS

To enhance patient comfort, convenience and compliance, ResMed markets a variety of other products and accessories. These products include humidifiers, such as the SULLIVAN HumidAire , which connect directly with the CPAP and VPAP flow generators to humidify and, if desired, heat the air delivered to the patient. Their use prevents the drying of nasal passages which can cause discomfort. Other optional accessories include a passover, non-heated humidifier carry bags and breathing circuits.

PRODUCT  DEVELOPMENT

The Company is committed to an ongoing program of product advancement and development. Currently, product development efforts are focused on AutoSet systems, improved CPAP, VPAP and mask systems and manufacturing cost-reduction programs.

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

In the three fiscal years ended June 30, 2000, 1999 and 1998, the Company expended $8,499,000, $6,542,000 and $4,994,000 respectively, on research and development.

SALES  AND  MARKETING

The Company currently markets its products in over 50 countries using a network of distributors, independent manufacturers' representatives and its direct sales force. The Company attempts to tailor its marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies.

North America - In the United States, the Company's marketing activities are conducted through a field sales organization comprised of 24 regional territory representatives, program development specialists and diagnostic system specialists, plus two regional sales directors and 45 independent manufacturers' representatives. The United States field sales organization markets and sells products to more than 4,000 home health care dealer branch locations throughout the United States.

The Company also promotes and markets its products directly to sleep clinics. Patients who are diagnosed with OSA and prescribed CPAP treatment are typically referred by the diagnosing sleep clinic to a home health care dealer to fill the prescription. The home health care dealer, in consultation with the referring physician, will assist the patient in selecting the equipment, fit the patient with the appropriate mask and set the flow generator pressure to the prescribed level. In the United States, sales employees and manufacturers' subrepresentatives are managed by two regional Sales Managers, a Director of Sales and ultimately the Company's Senior Vice President - US Sales and Marketing.

The Company also maintain an extensive marketing presence in the North American market. The Company's Canadian and Latin American sales are conducted through independent distributors. Sales in North America accounted for 54%, 57% and 52% of the Company's net revenues for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.




Europe - The Company markets its products in most major European countries. ResMed has wholly owned subsidiaries in the United Kingdom, Germany, France and from February 2000 Sweden, and uses independent distributors to sell its products in other areas of Europe. These distributors have been selected in each country based on their knowledge of respiratory medicine as well as a commitment to SDB therapy. In each country in which the Company has a subsidiary, a local senior manager is responsible for direct national sales. In addition, the Company uses a consultant in Switzerland to assist in sales and marketing efforts for selected European countries.

The Company's Executive Vice President is responsible for coordination of all European distributors and, in conjunction with local management, the direct sales activity in Europe. Sales in Europe accounted for 35%, 34% and 35% of the Company's total net revenues for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

Australia/Rest of World- Marketing in Australia and the rest of the world is the responsibility of the Executive Vice President. Sales in Australia and the rest of the world accounted for 11%, 9% and 13% of the Company's total net revenues for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

MANUFACTURING

The Company's principal manufacturing facilities are located in Sydney, Australia and comprise a 120,000 square feet manufacturing and research and development facility. The Company's manufacturing operations consist primarily of assembly and testing of the Company's flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of the Company's therapeutic and diagnostic sleep disorder products, most are off-the-shelf items available from multiple vendors. The Company generally manufactures to its internal sales forecasts and fills orders as received. As a result, the Company generally has no significant backlog of orders for its products. The Company's quality control group performs tests at various steps in the manufacturing cycle to ensure compliance with the Company's specifications.

The Company uses management information systems to integrate its manufacturing planning, billing and accounting systems.

SERVICE  AND  WARRANTY

The Company generally offers one-to-two year limited warranties on its flow generator products. Warranties on mask systems are for 90 days. In most markets, the Company relies on its distributors to repair the Company's products with parts supplied by the Company. In the United States, home health care dealers generally arrange shipment of products to the Company's San Diego facility for repair.

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

In the United States, the Company's products are purchased primarily by home health care dealers, hospitals or sleep clinics, which then invoice third-party payors directly. Domestically third-party payors include Medicare, Medicaid and corporate health insurance plans. These payors may deny reimbursement if they determine that a device is not used in accordance with cost-effective treatment methods, or is experimental, unnecessary or inappropriate. Third-party payors are also increasingly challenging prices charged for medical products and services, and certain private insurers have initiated reimbursement systems designed to reduce health care costs. The long-term trend towards managed health care could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care, may result in lower prices for the Company's products.

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

The Company competes on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than the Company. In the United States, its principal market, Respironics, Inc. ('Respironics'), DeVilbiss, a division of Sunrise Medical Inc., and Nellcor Puritan Bennett, a subsidiary of Mallinckrodt, Inc. are the primary competitors for the Company's CPAP products. The Company's principal European competitors are also Respironics, DeVilbiss and Nellcor Puritan Bennett, as well as regional European manufacturers. The disparity between the Company's resources and those of its competitors may increase as a result of the recent trend towards consolidation in the health care industry. In addition, the Company's products compete with surgical procedures and dental appliances designed to treat OSA and other SDB related respiratory conditions. The development of new or innovative procedures or devices by others could result in the Company's products becoming obsolete or noncompetitive, resulting in a material adverse effect on the Company's business, financial condition and results of operations.

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

PATENTS  AND  PROPRIETARY  RIGHTS  AND  RELATED  LITIGATION

The Company, through its subsidiary ResMed Limited, owns or has licensed rights to 20 issued United States patents (including 5 design patents) and 33 issued foreign patents. In addition, there are 83 pending United States patent applications (including 9 design patent applications) and 128 pending foreign patent applications. Some of these patents and patent applications relate to significant aspects and features of the Company's products. These include United States patents relating to CPAP devices, a delay timer system, the Bubble Mask , and an automated means of varying air pressure based upon a patient's changing needs during nightly use, such as that employed in the Company's AutoSet devices.

None of the Company's patents is due to expire in the next five years, with the exception of four foreign patents due to expire in April 2002. The Company believes that the expiration of these patents will not have a material adverse impact on the Company's competitive position.

The Company relies on a combination of patents, trade secrets, trade marks and non-disclosure agreements to protect its proprietary technology and rights. ResMed Limited is pursuing an infringement action against one of its competitors and is investigating possible infringement by others. See Item 3 - 'Legal Proceedings'.

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

The FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance or a premarket approval ('PMA') prior to it being introduced into the market. The Company's products currently marketed in the United States are marketed in reliance on 510(k) pre-marketing clearances. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and often clinical data, which in some cases can be extensive, to demonstrate that the device is "substantially equivalent" to a device that was on the market prior to 1976 or to a device that has been found by the FDA to be "substantially equivalent" to such a pre-1976 device. As a result, FDA approval requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high risk devices or those that are used to support or sustain human life, may take several years and requires the submission of extensive performance and clinical information.

As a medical device manufacturer, the Company is subject to inspection on a routine basis by the FDA for compliance with the FDA's QSR which impose procedural and documentation requirements with respect to design, manufacturing and quality control activities. The Company believes that its design, manufacturing and quality control procedures meet the requirements of the regulations.

Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. Approval for sale of the Company's medical devices in Europe is through the CE mark process. The Company's products where appropriate, are CE marked to the European Unions Medical Device Directive.

EMPLOYEES

As of June 30, 2000, the Company had 605 employees or full time consultants, of which 239 persons were employed in warehousing and manufacturing, 85 in research and development, 156 in sales and marketing and 125 in administration. Of the Company's employees and consultants, 389 were located in Australia, 113 in the United States, 93 in Europe and 10 in Singapore, New Zealand and Malaysia.

The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

MEDICAL  ADVISORY  BOARD

ResMed's international Medical Advisory Board ('MAB') consists of physicians and scientists specializing in the field of sleep disordered breathing. MAB members meet as a group twice a year with members of ResMed's senior management and members of its research and marketing departments to advise the Company on technology trends in SDB and other developments in sleep disorders medicine. MAB members are also available to consult on an as-needed basis with senior management of the Company. In alphabetical order, MAB members include:

CLAUDIO BASSETTI - Dr Claudio Bassetti is a Professor in the Faculty of Medicine, University of Zurich, where he is the Director and Vice-Chairman of the Neurological Clinic. A member of the American Academy of Neurology and the American Sleep Disorders Association, Dr Bassetti is also a member of the scientific board of the European Sleep Research Society, and an associate editor of 'Sleep Medicine'. He is on the editorial board of 'Swiss Archives of Neurology and Psychiatry and has produced over 100 publications. Dr Bassetti is a leader in studying the implications of sleep disordered breathing on stroke.

MICHAEL COPPOLA, MD, is a leading pulmonary critical care and sleep disorders physician in private practice in Massachusetts. He is an attending physician at Baystate Medical Center and Mercy Hospital in Springfield, MA and a Fellow of the American College of Chest Physicians. He is Chairman of the Massachusetts Sleep Breathing Disorders Society. He is also the Medical Director of Winmar Diagnostics, a sleep disordered breathing specialty company, and Associate Clinical Professor of Medicine at Tufts University School of Medicine.

TERENCE M DAVIDSON (Ex officio), MD, FACS, is Professor of Surgery in the Division of Otolaryngology - Head and Neck Surgery at the University of California, San Diego, School of Medicine. He is Section Chief of Head and Neck Surgery at the Veterans Administration San Diego Healthcare System and Associate Dean for Continuing Medical Education at UCSD. He is also director of the UCSD
Head  and  Neck  Surgery  Sleep  Clinic  in  La  Jolla,  CA.




NEIL J DOUGLAS, MD FRCP, is Professor of Respiratory and Sleep Medicine, University of Edinburgh, an Honorary Consultant Physician, Royal Infirmary of Edinburgh and Director of the Scottish National Sleep Laboratory. He is Dean of the Royal College of Physicians of Edinburgh and Vice Chairman of the UK Royal Colleges Committee of CME Directors and a member of the Working Party on Sleep Apnea of the Royal College of Physicians of London. He is a past Chairman of the British Sleep Society and past Secretary of the British Thoracic Society. He has published over 200 papers on breathing during sleep.

NICHOLAS HILL, MD, is Professor of Medicine at Brown University and Director of Critical Care Services at Rhode Island Hospital and Pulmonary Medicine at the Miriam Hospital, both in Providence. He is a Fellow of the American College of Chest Physicians and a member of the Planning Committee for the American Thoracic Society. His main research interests are in the acute and chronic applications of non-invasive positive pressure ventilation for treating lung disease.

BARRY J MAKE, MD, is Director, Emphysema Center and Pulmonary Rehabilitation National Jewish Medical and Research Center, and Professor of Pulmonary Sciences and Critical Care Medicine of the University of Colorado School of Medicine. He has served on numerous national and international committees for respiratory and cardiovascular diseases. His research and clinical work has resulted in a large number of publications on mechanisms, treatment and rehabilitation of chronic respiratory disease.

COLIN SULLIVAN, MD PhD FRACP, FAA is Chairman of the MAB and the inventor of nasal CPAP for treating obstructive sleep apnea. He is Professor of Medicine and Director of the David Read Research Laboratory and Director of the Australian Centre for Advanced Medical Technology at the Sydney University Medical School. He is Head of the Centre for Respiratory Failure and Sleep Disorders, as well as a thoracic physician at the Royal Prince Alfred Hospital. He is also Academic head of the Pediatric Sleep Laboratory, New Children's Hospital, and Sydney Children's Hospital. Dr Sullivan is a Fellow of the Royal Australian College of Physicians, and Fellow of the Australian Academy of Science. Dr Sullivan continues to contribute to ResMed's innovation, product development and clinical testing programs.

HELMUT TESCHLER, MD, is Associate Professor and Head of the Department of Respiratory Medicine and Sleep Medicine, Ruhrlandklinik, Medical Faculty, University of Essen, Germany. He is a Fellow of each of the following
Associations:  German  Pneumology  Society,  American Thoracic Society, European
Respiratory Society, and American Sleep Disorders Association. He is an internationally recognized researcher in respiratory medicine and sleep disorders medicine.

J WOODROW WEISS, MD, is Associate Professor of Medicine and Co-Chairman of the Division of Sleep Medicine at Harvard Medical School, as well as Chief, Pulmonary & Critical Care Medicine, Beth Israel Deaconess Medical Center, Boston MA. Dr Weiss is an internationally recognized researcher in sleep disorders medicine.

B TUCKER WOODSON, MD FACS, is an Associate Professor of Otolaryngology and Communication Sciences at the Medical College of Wisconsin. He is a Fellow of the American Academy of Otolaryngology - Head and Neck Surgery and the American College of Surgeons. Dr. Woodson is the Director of the Medical College of Wisconsin/Froedert Memorial Lutheran Hospital Center for Sleep. He is active on multiple committees for the American Academy of Sleep Medicine and American Academy of Otolaryngology. His initial surgical training was with Dr. Fujita, the pioneer of uvulopalatopharyngoplasty to treat obstructive sleep apnea. Subsequently, he has developed a research and teaching interest in improving surgical management of sleep apnea and developing better methods to evaluate obstruction of the upper airway during sleep. He is a strong proponent of nasal CPAP therapy.

Item  2     PROPERTIES

ResMed's principal executive offices and US distribution facilities, consisting of approximately 144,000 square feet, are located in Poway, California. The Company entered into an agreement to purchase this property effective July 7, 2000 for $17,200,000; part of the building is leased to other companies. Primary manufacturing operations are situated in Sydney, Australia in a 120,000 square feet facility also owned by the Company.

Sales and warehousing facilities are leased in Oxford, England, Moenchengladbach, Germany, Lyon, France, Trollhaettan, Sweden and Singapore as well as the company's previous executive offices in San Diego California, which have been subleased from August 2000.

Item  3     LEGAL  PROCEEDINGS

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

On March 31, 2000, the Company filed a lawsuit in the United States District Court for the Southern District of California against MPV Truma and Tiara Medical Systems, Inc, seeking actual and exemplary monetary damages and injunctive relief for the unauthorized and infringing use of the Company's trademarks, trade dress, and patents related to its Mirage mask design.

While the Company is prosecuting the above actions, there can be no assurance that the Company will be successful.

In May 1995, Respironics and its Australian distributor filed a Statement of Claim against the Company and its CEO in the Federal Court of Australia, alleging unfair trade practices. The Statement of Claim asserts damage claims for lost profits on sales in the aggregate amount of approximately $1,000,000. While the Company is defending this action, there can be no assurance that the Company will be successful or that the Company will not be required to make significant payments to the claimants. The Company is incurring ongoing legal costs in defending this action, as well as in the continuing litigation of its patent cases

Item  4     SUBMISSION  OF  MATTER  TO  A  VOTE  OF  SECURITY  HOLDERS

None.



                                     PART II


Item 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The  common stock of the Company commenced trading on June 2, 1995 on The NASDAQ
National Market under the symbol 'RESM'. On September 30, 1999, the Company transferred its primary listing to the New York Stock Exchange (NYSE) under the symbol 'RMD'. The following table sets forth for the fiscal periods indicated the high and low closing prices for the Common Stock as reported by NASDAQ and the New York Stock Exchange.

                                      2000            1999
                                  High    Low     High    Low
                                  --------------  --------------
Quarter One, ended September 30,  $17.19  $11.82  $13.19  $ 9.25
Quarter Two, ended December 31,.   23.13   12.75   23.62   10.59
Quarter Three, ended March 31, .   39.62   20.34   25.72   11.50
Quarter Four, ended June 30, . .   38.06   22.00   18.56    9.87
                                  ------  ------  ------  ------

As of September 8, 2000, there were over 5,000 beneficial holders of the Company's Common Stock. The Company does not intend to declare any cash dividends in the foreseeable future.

Item  6  SELECTED  FINANCIAL  DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended June 30, 2000. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report.

                                                     Years Ended June 30,
                                         ----------------------------------------------
Consolidated Statement of Income Data:   2000       1999      1998     1997     1996
                                            (In thousands, except per share data)
Net revenues. . . . . . . . . . . . . .  $115,615   $88,627   $66,519  $49,180  $34,562
Cost of sales . . . . . . . . . . . . .    36,991    29,416    23,069   20,287   16,990

Gross profit. . . . . . . . . . . . . .    78,624    59,211    43,450   28,893   17,572

Selling, general and administrative
Expenses. . . . . . . . . . . . . . . .    36,987    27,414    21,093   16,759   11,136
Research and development expenses . . .     8,499     6,542     4,994    3,807    2,841

Total operating expenses. . . . . . . .    45,486    33,956    26,087   20,566   13,977

Income from operations. . . . . . . . .    33,138    25,255    17,363    8,327    3,595


Other (expenses) income:

 Interest income, net . . . . . .             801       779     1,011    1,205    1,072
 Government grants. . . . . . . . . . .       279       833       611      316      537
 Other, net . . . . . . . . . . . . . .       (52)   (2,290)   (2,873)   1,239    1,357
Total other (expenses) income . . . . .     1,028      (678)   (1,251)   2,760    2,966

Income before income taxes. . . . .        34,166    24,577    16,112   11,087    6,561
Income taxes. . . . . . . . . . . . . .    11,940     8,475     5,501    3,622    2,058
Net income. . . . . . . . . . . . . . .  $ 22,226   $16,102   $10,611   $7,465  $ 4,503
                                         ========  ========  ========  =======  =======

Basic earnings per share. . . . . . . .  $   0.74   $  0.55   $  0.37  $  0.26  $  0.16
                                         ========  ========  ========  =======  =======

Weighted average common shares
Outstanding . . . . . . . . . . . . . .    30,153    29,416    29,000   28,756   28,376


Diluted earnings per share. . . . . . .  $   0.69   $  0.52   $  0.35   $  0.26  $  0.16
                                         ========  ========  ========   =======  =======

Weighted average common and common
Equivalent shares outstanding . . . . .    32,303    31,068    30,044    29,268   28,796

                                                          As of June 30,
                                         ---------------------------------------------
                                         2000       1999      1998     1997     1996
Consolidated Balance Sheet Data:                         (In thousands)
Working capital . . . . . . . . . . . .   $ 47,550  $ 32,529  $32,759  $34,395  $30,844
Total assets. . . . . . . . . . . . . .    115,594    89,889   64,618   54,895   47,299
Long-term debt, less current maturities          -         -        -      274      578
Total stockholders' equity. . . . . . .     93,972    71,647   50,773   44,625   38,986
                                         =========  ========  =======  =======  =======

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


The Company has invested significant resources in research and development and product enhancement. Since 1989, the Company has developed several innovations to the original CPAP device to increase patient comfort and to improve ease of product use. The Company has been developing products for automated treatment, titration and monitoring of OSA, such as the AutoSet T flow generator. The Company's research and development expenses are subsidized in part by grants and tax incentives from the Australian federal government. The Company has also received grants from the Australian federal government to support marketing efforts to increase Australian export sales, and for incorporation of computer components into its products.

The Company's income tax rate is governed by the laws of the regions in which the Company's income is recognized. To date, a substantial portion of the Company's income has been subject to income tax in Australia where the statutory rate is 36%. During fiscal 2000, 1999 and 1998, the Company's effective tax rate has fluctuated from approximately 35% to approximately 34%. These fluctuations have resulted from, and future effective tax rates will depend upon, numerous factors, including the amount of research and development expenditures for which a 125% Australian tax deduction is available, the level of non-deductible expenses, and the use of available net operating loss carryforward deductions and other tax credits or benefits available to the Company under applicable tax laws.

FISCAL  YEAR  ENDED  JUNE  30, 2000 COMPARED TO FISCAL YEAR ENDED  JUNE 30, 1999

Net revenues - Net revenues increased in fiscal 2000 to $115.6 million from $88.6 million in fiscal 1999, an increase of $27 million or 30%. This increase was primarily attributable to an increase in unit sales of the Company's flow generators and accessories in the Americas where net revenues increased to $62.7 million from $51.0 million and, to a lesser extent, in Europe, where net revenues increased to $40.5 million from $30.2 million. Net revenues were unfavorably impacted by a decline in European foreign exchange rates and changes in domestic reimbursement regulations with respect to the Company's SULLIVAN VPAP II ST systems.

Gross profit - Gross profit increased in fiscal 2000 to $78.6 million from $59.2 million in fiscal 1999, an increase of $19.4 million or 33%. The increase resulted primarily from increased unit sales during fiscal 2000. Gross profit as a percentage of net revenues increased in fiscal 2000 to 68.0% from 66.8% in 1999. The increase was due to improved manufacturing efficiencies, a decline in the Australian Dollar and increased sales of higher margin mask system units.

Selling, general and administrative expenses - Selling, general and administrative expenses increased in 2000 to $37.0 million from $27.4 million for 1999, an increase of $9.6 million or 35%. As a percentage of net revenues, selling, general and administrative expenses increased in fiscal 2000 to 32% from 31% for fiscal 1999. The gross increase in expenses was due primarily to an increase to 281 from 212 in the number of sales and administrative personnel and other expenses related to the increase in the Company's sales.

Research and development expenses - Research and development expenses increased in fiscal 2000 to $8.5 million from $6.5 million in fiscal 1999, an increase of $2.0 million or 30%. As a percentage of net revenues, research and development expenses remained static in fiscal 2000 at 7.4%. The dollar increase in research and development expenses was due primarily to an increase in research and development equipment, personnel and external consultancy fees.

Other income (expense) - Other income (expense) improved in fiscal 2000 to $1.0 million from a loss of $0.7 million for fiscal 1999, a change of $1.7 million. This improvement was due primarily to reduced losses incurred in the Company's foreign currency hedging structures, partially offset by reduced government grants. Net foreign currency losses for fiscal 2000 were $182,000 compared to net foreign currency losses of $2.5 million in 1999.

Income Taxes - The Company's effective income tax rate for fiscal 2000 increased to approximately 34.9% from approximately 34.5% for fiscal 1999. This increase was primarily due to the high relative taxes incurred in France and Germany. These higher tax rates were partially offset by additional research and development expenses in Australia for which the Company received a 125% deduction for tax purposes.

FISCAL  YEAR  ENDED  JUNE  30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30 , 1998

Net Revenues - Net revenues increased in fiscal 1999 to $88.6 million from $66.5 million in fiscal 1998, an increase of $22.1 million or 33%. This increase was primarily attributable to an increase in unit sales of the Company's flow generators and accessories in the Americas where net revenues increased to $51.0 million from $34.3 million and, to a lesser extent, in Europe, where net revenues increased to $30.2 million from $23.3 million. Net revenues also improved due to a shift to higher-priced bilevel based products such as SULLIVAN VPAP II ST and increased sales of patient mask systems.



Gross Profit - Gross profit increased in fiscal 1999 to $59.2 million from $43.5 million in fiscal 1998, an increase of $15.7 million or 36%. The increase resulted primarily from increased unit sales during fiscal 1999. Gross profit as a percentage of net revenues increased in fiscal 1999 to 66.8% from 65.3% in 1998. The increase was primarily due to improved manufacturing efficiencies and increased sales of higher margin bilevel units.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased in 1999 to $27.4 million from $21.1 million for 1998, an increase of $6.3 million or 30%. As a percentage of net revenues, selling, general and administrative expenses decreased in fiscal 1999 to 30.9% from 31.7% for fiscal 1998. The gross increase in expenses was due primarily to an increase to 212 from 158 in the number of sales and administrative personnel and other expenses related to the increase in the Company's sales.

Research and Development Expenses - Research and development expenses increased in fiscal 1999 to $6.5 million from $5.0 million in fiscal 1998, an increase of $1.5 million or 31%. As a percentage of net revenues, research and development expenses in fiscal 1999 marginally declined to 7.4% from 7.5% in fiscal 1998. The dollar increase in research and development expenses was due primarily to an increase in research and development equipment, personnel and external consultancy fees.

Other Income (expense) - Other income (expense) improved in fiscal 1999 to a loss of $0.7 million from a loss of $1.3 million for fiscal 1998, a change of $0.6 million. This improvement was due primarily to reduced losses incurred in the Company's foreign currency hedging structures, partially offset by reduced license fee income. Foreign currency losses for fiscal 1999 were $2.5 million compared to net foreign currency losses of $4.0 million in 1998.

Income Taxes - The Company's effective income tax rate for fiscal 1999 increased to approximately 34.5% from approximately 34.1% for fiscal 1998. This increase was primarily due to the high relative taxes incurred in France and Germany. These higher tax rates were partially offset by research and development expenses in Australia for which the Company received a 125% deduction for tax purposes.

YEAR  2000

The Company incurred no significant adverse issues with respect to either its information systems or products from the Year 2000 date change.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2000 and June 30, 1999, the Company had cash and cash equivalents and marketable securities available for sale of approximately $22.0 million and $16.7 million, respectively. The Company's working capital approximated $47.6 million and $32.5 million, respectively, at June 30, 2000 and 1999. The increase in working capital balances primarily reflects reduced capital spending associated with completion of the Company's Australian manufacturing facility in 1999 and increased accounts receivable and inventory balances associated with growth in the Company's sales activity.

The Company has financed its operations and capital expenditures through cash generated from operations and, to a lesser extent, through sales of common stock. During the fiscal years ended June 30, 2000 and 1999, the Company's operations generated cash of approximately $20.3 million and $18.2 million, respectively, primarily as a result of continued increases in net revenues, offset in part by increases in accounts receivable, inventory and prepayments. Cash and cash equivalents and marketable securities available for sale increased to $22.0 million at June 30, 2000 from $16.7 million at June 30, 1999, an increase of $5.3 million. During fiscal 2000 and 1999, approximately $6.4 million and $2.1 million of cash was received from the issue of common stock upon exercise of common stock options.

The Company's investing activities (excluding the purchases and sales of marketable securities) for the fiscal years ended June 30, 2000 and 1999 aggregated $20.4 million and $24.5 million, respectively. The majority of the fiscal 2000 investing activities were for the purchase of production tooling and equipment, office furniture, research and development equipment and costs associated with the continuing installation of its Oracle applications computer system. In addition, the Company paid $4.6 million associated with the construction of the new US facility in Poway, California. As a result the Company's June 30, 2000 balance sheet reflects an increase in net property, plant and equipment to approximately $36.6 million at June 30, 2000, from $29.3 million at June 30, 1999, an increase of approximately $7.3 million. The Company anticipates spending approximately a further $1.0 million for the ongoing implementation of its Oracle computer system over the next twelve months. These payments are to be funded through cash flows from operations and existing cash resources.

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

The Company expects to satisfy all of its short-term liquidity requirements through a combination of cash on hand, cash generated from operations and a $20 million revolving credit facility with he Union Bank of California.

NEW  ACCOUNTING  PRONOUNCEMENTS

SFAS No 133, 'Accounting for Derivative Instruments and Hedging Activities' (SFAS 133), and SFAS No 137, 'Accounting for Derivative Instruments and Hedging Activities' - Deferral of the Effective Date of FASB Statement No 133 (an amendment of FASB Statement No 133)' were issued by the Financial Accounting Standards Board in June 1998 and June 1999, respectively and are effective for the Company's quarter ending September 30, 2000. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (ie, gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

The Company believes that, due to the restrictive definition of hedge effectiveness contained in Statement 133, the Company's hedging contracts will not have hedge effectiveness and will therefore be marked to market with resulting gains or losses being recognized in earnings in the period of change. This is consistent with the company's current accounting policy and therefore the Company does not expect adoption of Statement 133 will have a material impact on the Company's financial position or results of operation.

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

In March 2000, the Financial Accounting Standards Boards ('FASB') issued FASB Interpretation No. 44 ('FIN 44'), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25. FIN 44 is effective July 1, 2000. The Company does not expect the application of FIN 44 to have a significant effect on its consolidated financial statements.

Item  7A  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Foreign  Currency  Market  Risk

The Company's functional currency is the US dollar although the Company transacts business in various foreign currencies including a number of major European currencies as well as the Australian dollar. The Company has significant foreign currency exposure through both its Australian manufacturing activities and international sales operations.

The Company has established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditure. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency exposures denominated in Euro's and the Australian dollar. Under this program, increases or decreases in the Company's foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

The Company does not use foreign currency forward exchange contracts or purchased currency options for trading purposes.

The table below provides information about the Company's foreign currency derivative financial instruments, by functional currency and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at June 30, 2000. The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates for the Company's foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

                                              Fiscal Year                                           Fair Value
                                                                                                    Assets/(Liabilities)
(In thousands)                      2001                  2002                 Total                As at June 30,
                                                                                                    2000      1999
                                    ---------------------------------------    ------------------   --------------------
Foreign Exchange Call Options
(Receive AUS$/Pay US$)
Option amount. . . . . . . . . . .  $95,000               $60,000              $155,000  $          534       1,091
Average contractual exchange rate.  AUS$1 = USD 0.679     AUS$1 = USD 0.682    AUS $1 = USD 0.680

(Receive AUS$/Pay Euro)
Option amount. . . . . . . . . . .  $10,974               $5,556               $16,530  $           367         320
Average contractual exchange rate.  AUS$1 = Euro 0.644    AUS$1 = Euro 0.652   AUS $1 = Euro 0.647

Interest  Rate  Risk

The Company is exposed to risk associated with changes in interest rates affecting the return on investments.

At June 30, 2000, the Company maintained a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. The Company maintained a short term investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of corporate obligations are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 100 basis point change in interest rates during the twelve months ended June 30, 2000, would have resulted in approximately $0.2 million change in pretax income. The Company has not used derivative financial instruments in its investment portfolio.

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

The market for the Company's products is also highly competitive. The failure of the Company to meet the prices offered by its competitors, or offer products which either contain features similar to or more desirable than those products offered by its competitors or which are perceived as unreliable by consumers could have a material adverse effect on the business, financial condition and results of operations of the Company. Most of the Company's competitors have greater financial, research, manufacturing and marketing resources than the Company. In addition, some of the Company's competitors sell additional lines of products, and therefore can bundle products to offer higher discounts, or offer rebates or other incentive programs to gain a competitive advantage. The Company's competitors may also employ litigation to gain a competitive advantage. The Company's inability to compete effectively against existing or future competitors would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from the absence of a backlog of orders for the Company's products, the introduction of new products by the Company or its competitors, the geographic mix of product sales, the success of the Company's marketing efforts in new regions, changes in third-party reimbursement, timing of regulatory action, timing of orders by distributors, expenditures incurred for research and development, competitive pricing in different regions, seasonality, the cost and effect of promotional and marketing programs and the effect of foreign currency transaction gains or losses, among other factors, In addition, the Company's results of operations could be adversely affected by changes in tax laws in the various countries in which the Company conducts its operations.

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

A substantial portion of the Company's net revenue is generated from sales outside North America. The Company expects that such sales will continue to account for a significant portion of the Company's net revenues in the future. The Company's sales outside of North America are subject to certain inherent risks of global operations, including fluctuations in currency exchange rates, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign medical device manufacturing regulations. The Company has had foreign currency transaction gains and losses in recent periods. A significant fall in the value of the United States dollar against certain international currencies could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The information contained in this section is not intended to be an exhaustive description of the risks and uncertainties inherent in the Company's business or in its strategic plans. Please see Item 1 'Business' and Item 3- 'Legal Proceedings.'.

Item  8     CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

a)     Index  to  Consolidated  Financial  Statements
                                                                                                  Page
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F1
Consolidated Balance Sheets as of June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . .  F2
Consolidated Statements of Income for the years ended June 30, 2000, 1999 and 1998 . . . . . . .  F3
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998  F4
Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998 . . . . .  F5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .  F6
Schedule II - Valuation and Qualifying Accounts and Reserves . . . . . . . . . . . . . . . . . .  27


b)     Supplementary  Data

Quarterly  Financial  Information  (unaudited)

The quarterly results for the years ended June 30, 2000 and 1999 are summarized below:



                                                 2000
                            -----------------------------------------------
                            First     Second    Third     Fourth   Fiscal
                            Quarter   Quarter   Quarter   Quarter  Year
                            -----------------------------------------------
Net revenues . . . . . . .  $ 25,945  $ 28,135  $ 29,971  $31,564  $115,615
Gross profit . . . . . . .    17,721    19,531    19,819   21,553    78,624
Net income . . . . . . . .     4,835     5,362     5,838    6,191    22,226

Basic earnings per share .  $   0.16  $   0.18  $   0.19  $  0.20  $   0.74
Diluted earnings per share  $   0.15  $   0.17  $   0.18  $  0.19  $   0.69


                                                 1999
                            -----------------------------------------------
                            First     Second    Third     Fourth   Fiscal
                            Quarter   Quarter   Quarter   Quarter  Year
                            -----------------------------------------------
Net revenues . . . . . . .  $ 19,244  $ 21,480  $ 22,760  $25,143  $88,627
Gross profit . . . . . . .    13,160    14,516    14,859   16,676   59,211
Net income . . . . . . . .     3,184     3,913     4,368    4,637   16,102

Basic earnings per share .  $   0.11  $   0.13  $   0.15  $  0.16  $  0.55
Diluted earnings per share  $   0.10  $   0.13  $   0.14  $  0.15  $  0.52

(1)Per share amounts for each quarter are computed independently, and, due to the computation formula, the sum of the four quarters may not equal the year.


Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


Item  10     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Incorporated by reference to Registrant's definitive Proxy Statement for its November 6, 2000 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2000.


Item  11     EXECUTIVE  COMPENSATION

Incorporated by reference to Registrant's definitive Proxy Statement for its November 6, 2000 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2000.


Item  12     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

Incorporated by reference to Registrant's definitive Proxy Statement for its November 6, 2000 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2000.


Item  13     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Dr Colin Sullivan, a member of the Company's Medical Advisory Board, provides consulting services to the Company pursuant to a Consulting Agreement that terminates on December 31, 2000 (subject to extension for an additional five-year term) for which he receives annual payments of $189,000 per annum. The Company also reimburses Dr Sullivan for his out-of-pocket expenses in performing such consulting services. The Company has also agreed to pay $126,000 to Dr Sullivan for a period of 24 months following the termination of his consulting relationship with the Company. Total payments to Dr Sullivan were $189,000, $186,000 and $278,000 for the Company's fiscal years ended June 30, 2000, 1999 and 1998, respectively.

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

 3.0   Exhibits.  The  following  exhibits  are  filed as a part of this report:

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

10.3 Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended*

10.4 Consulting Agreement between Colin Sullivan and ResMed Limited effective from 1 January 1998****

10.5 Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994*

10.6   Lease  for  10121  Carroll  Canyon  Road, San Diego 92131-1109, USA****

11.1   Computation  of  Earnings  per  Common  Share

21.1   Subsidiaries  of  the  Registrant

23.1   Independent  Auditors'  Consent  and  Report  on  Schedule

27.1   Financial  Data  Schedule

--------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.

** Incorporated by reference from the Registrant's Report on Form 8-K (File No. 0-26038).

*** Incorporated by reference from the Registrant's 1997 Proxy Statement (File No. 0-26038).

**** Incorporated by reference from the Registrant's Report on Form 10-K dated June 30, 1998 (File No. 0-26038)

b)     Report  on  Form  8-K
       None.

                          INDEPENDENT AUDITORS' REPORT



The  Board  of  Directors  and  Stockholders
ResMed  Inc:


We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June
30, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                  /s/ KPMG LLP

                                    KPMG LLP
                              San Diego, California
                                 August 4, 2000
-F1-

                                RESMED INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     June 30,    June 30,
                                                                       2000        1999
                                                                    ----------  ----------
ASSETS

Current assets:

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $  18,250   $  11,108
Marketable securities available for sale (note 3). . . . . . . . .      3,713       5,626
Accounts receivable, net of allowance for doubtful accounts. . . .     24,688      17,898
  of $833 and $421 at June 30, 2000 and 1999, respectively
Inventories, net (note 4). . . . . . . . . . . . . . . . . . . . .     15,802      10,725
Deferred income taxes (note 9) . . . . . . . . . . . . . . . . . .      2,361       2,392
Prepaid expenses and other current assets. . . . . . . . . . . . .      4,358       3,022
                                                                    ----------  ----------
 Total current assets. . . . . . . . . . . . . . . . . . . . . . .     69,172      50,771
                                                                    ----------  ----------

Property, plant and equipment, net of accumulated depreciation of
 $13,552 at June 30, 2000 and $8,511 at June 30, 1999 (note 5) . .     36,576      29,322
Patents, net of accumulated amortization of $789 and $570
  at June 30, 2000 and 1999, respectively. . . . . . . . . . . . .      1,342         782
Goodwill, net of accumulated amortization of $2,003 and $1,459 at
  June 30, 2000 and 1999, respectively . . . . . . . . . . . . . .      5,626       6,555
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,878       2,459
                                                                    ----------  ----------
 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 115,594   $  89,889
                                                                    ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .      5,929       4,772
Accrued expenses (note 6). . . . . . . . . . . . . . . . . . . . .      9,224       7,779
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .      6,469       5,691
                                                                    ----------  ----------
 Total current liabilities . . . . . . . . . . . . . . . . . . . .     21,622      18,242
                                                                    ----------  ----------
Stockholders' equity: (note 7)
Preferred stock, $.01 par value,
  2,000,000 shares authorized; none issued . . . . . . . . . . . .          -           -
Series A Junior Participating preferred stock, $0.01 par value,
  150,000 shares authorized; none issued . . . . . . . . . . . . .          -           -
Common stock, $.004 par value, 50,000,000 shares authorized;
  Issued and outstanding 30,593,921 at June 30, 2000 and
  29,616,000 at June 30, 1999. . . . . . . . . . . . . . . . . . .        122         118
Additional paid-in capital . . . . . . . . . . . . . . . . . . . .     41,495      33,677
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .     65,507      43,281
Accumulated other comprehensive loss . . . . . . . . . . . . . . .    (13,152)     (5,429)
                                                                    ----------  ----------
  Total stockholders' equity . . . . . . . . . . . . . . . . . . .     93,972      71,647
                                                                    ----------  ----------

Commitments and contingencies (notes 13 and 16). . . . . . . . . .          -           -

Total liabilities and stockholders' equity . . . . . . . . . . . .  $ 115,594   $  89,889
                                                                    ==========  ==========

See  accompanying  notes  to  consolidated  financial  statements.

-F2-

                          RESMED INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                         June 30,    June 30,    June 30,
                                           2000        1999        1998
                                        ----------  ----------  ----------

Net revenues . . . . . . . . . . . . .  $ 115,615   $  88,627   $  66,519
Cost of sales. . . . . . . . . . . . .     36,991      29,416      23,069
                                        ----------  ----------  ----------

Gross profit . . . . . . . . . . . . .     78,624      59,211      43,450
                                        ----------  ----------  ----------

Operating expenses:
  Selling, general and administrative.     36,987      27,414      21,093
  Research and development . . . . . .      8,499       6,542       4,994
                                        ----------  ----------  ----------

Total operating expenses . . . . . . .     45,486      33,956      26,087
                                        ----------  ----------  ----------


Income from operations . . . . . . . .     33,138      25,255      17,363
                                        ----------  ----------  ----------

Other income (expenses):
  Interest income. . . . . . . . . . .        801         779       1,011
  Government grants. . . . . . . . . .        279         833         611
  Other, net (note 8). . . . . . . . .        (52)     (2,290)     (2,873)
                                        ----------  ----------  ----------

Total other income (expenses), net . .      1,028        (678)     (1,251)
                                        ----------  ----------  ----------

Income before income taxes . . . . . .     34,166      24,577      16,112
Income taxes (note 9). . . . . . . . .     11,940       8,475       5,501
                                        ----------  ----------  ----------

Net income . . . . . . . . . . . . . .  $  22,226   $  16,102   $  10,611
                                        ==========  ==========  ==========


Basic earnings per share . . . . . . .  $    0.74   $    0.55   $    0.37
Diluted earnings per share . . . . . .  $    0.69   $    0.52   $    0.35


Basic shares outstanding . . . . . . .     30,153      29,416      29,000
Diluted shares outstanding . . . . . .     32,303      31,068      30,044

See  accompanying  notes  to  consolidated  financial  statements.

-F3-

                                               RESMED INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                                      (IN THOUSANDS)

                                                                                            Accumulated
                                                                     Additional             other
                                                     Common stock    paid-in     Retained   comprehensive          Comprehensive
                                                     Shares  Amount  capital     Earnings   income (loss)  Total   Income
                                                     ------ -------  ----------  --------   -------------  ------- -------------
BALANCE, JUNE 30, 1997. . . . . . . . . . . . . . .  28,808  $  117      29,568    16,568         (1,628)  $44,625

Common stock issued on exercise of options (note 7)     296       -       1,020         -              -     1,020
Tax benefit from exercise of options. . . . . . . .       -       -         577         -              -       577
Comprehensive income:
  Net income. . . . . . . . . . . . . . . . . . . .       -       -           -    10,611              -    10,611        10,611
  Other comprehensive income
    Foreign currency translation adjustments. . . .                                                (6,060)  (6,060)       (6,060)
                                                                                                                   -------------
Comprehensive income. . . . . . . . . . . . . . . .                                                                        4,551
                                                     ------ -------  ----------  --------   -------------  ------- =============

BALANCE, JUNE 30, 1998. . . . . . . . . . . . . . .  29,104     117     31,165     27,179          (7,688)  50,773

Common stock issued on exercise of options (note 7)     512       1      2,124          -               -    2,125
Tax benefit from exercise of options. . . . . . . .       -       -        388          -               -      388
Comprehensive income:
  Net income. . . . . . . . . . . . . . . . . . . .       -       -          -     16,102               -   16,102        16,102
  Other comprehensive income
    Foreign currency translation adjustments. . . .                                                 2,259    2,259         2,259
                                                                                                                   -------------
Comprehensive income. . . . . . . . . . . . . . . .                                                                       18,361
                                                     ------ -------  ----------  --------   -------------  ------- =============

BALANCE, JUNE 30, 1999. . . . . . . . . . . . . . .  29,616     118     33,677     43,281          (5,429) 71,647

Common stock issued to consultants. . . . . . . . .      10       -        126          -               -     126
Common stock issued on exercise of options (note 7)     968       4      6,376          -               -   6,380
Tax benefit from exercise of options. . . . . . . .       -       -      1,316          -               -   1,316
Comprehensive income:
  Net income. . . . . . . . . . . . . . . . . . . .       -       -          -     22,226               -  22,226         22,226
  Other comprehensive income
    Foreign currency translation adjustments. . . .                                                (7,723) (7,723)        (7,723)
                                                                                                                    -------------
Comprehensive income. . . . . . . . . . . . . . . .                                                                       14,503
                                                                                                                    =============

BALANCE, JUNE 30, 2000. . . . . . . . . . . . . . .  30,594   $ 122     41,495     65,507         (13,152) $93,972
                                                     ====== ========   =========  =======   =============  =======

See  accompanying  notes  to  consolidated  financial  statements.


-F4-

                                    RESMED INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                           (IN THOUSANDS)

                                                                     June 30,   June 30,   June 30,
                                                                       2000       1999       1998
                                                                    ----------  ---------  ---------
Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  22,226     16,102     10,611
   Adjustments to reconcile net income to net cash provided
    by operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . .      6,248      3,973      3,232
   Goodwill amortization . . . . . . . . . . . . . . . . . . . . .        690        633        483
   Provision for service warranties. . . . . . . . . . . . . . . .        184        240          6
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . .         77        549       (416)
   Foreign currency options revaluation. . . . . . . . . . . . . .      2,158        125      1,143
   Non cash consulting expenses. . . . . . . . . . . . . . . . . .        126          -          -
 Changes in operating assets and liabilities, net of effect
  Of acquisitions:
 Accounts receivable, net. . . . . . . . . . . . . . . . . . . . .     (7,394)    (5,516)    (5,096)
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,027)    (2,919)    (2,445)
 Prepaid expenses and other current assets . . . . . . . . . . . .     (1,572)      (204)    (1,413)
 Accounts payable and accrued expenses . . . . . . . . . . . . . .      1,412      2,873      1,031
 Income taxes payable. . . . . . . . . . . . . . . . . . . . . . .      2,147      2,332       (353)
                                                                    ----------  ---------  ---------

 Net cash provided by operating activities . . . . . . . . . . . .     20,275     18,188      6,783
                                                                    ----------  ---------  ---------

Cash flows from investing activities:
 Purchases of property, plant and equipment. . . . . . . . . . . .    (16,168)   (20,515)   (10,110)
 Purchase of marketable securities - available for sale. . . . . .    (36,804)    (7,290)   (31,292)
 Proceeds from sale of marketable securities - available for sale.     38,717      6,862     44,474
 Patent registration costs . . . . . . . . . . . . . . . . . . . .       (961)      (445)      (369)
 Business acquisitions (note 14) . . . . . . . . . . . . . . . . .       (576)    (2,024)    (1,699)
Purchases of investments . . . . . . . . . . . . . . . . . . . . .     (2,732)    (1,529)      (665)
                                                                    ----------  ---------  ---------

 Net cash provided by (used in) investing activities . . . . . . .    (18,524)   (24,941)       339
                                                                    ----------  ---------  ---------

Cash flows from financing activities:
 Proceeds from issuance of common stock, net . . . . . . . . . . .      6,380      2,125      1,020
 Repayment of long-term debt . . . . . . . . . . . . . . . . . . .          -       (235)      (239)
                                                                    ----------  ---------  ---------

 Net cash provided by  financing activities. . . . . . . . . . . .      6,380      1,890        781
                                                                    ----------  ---------  ---------

Effect of exchange rate changes on cash. . . . . . . . . . . . . .       (989)       445     (1,454)
                                                                    ----------  ---------  ---------

Net increase (decrease) in cash and cash equivalents . . . . . . .      7,142     (4,418)     6,449
Cash and cash equivalents at beginning of the year . . . . . . . .     11,108     15,526      9,077
                                                                    ----------  ---------  ---------

Cash and cash equivalents at end of the year . . . . . . . . . . .  $  18,250     11,108     15,526
                                                                    ==========  =========  =========

Supplemental disclosure of cash flow information:
 Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . .  $   9,716      5,374      6,272
                                                                    ==========  =========  =========

 Fair value of assets acquired in acquisition. . . . . . . . . . .  $     383          -          -
 Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . .        (36)         -          -
 Goodwill on acquisition . . . . . . . . . . . . . . . . . . . . .        229      2,024      1,699
                                                                    ----------  ---------  ---------
Cash paid for acquisition. . . . . . . . . . . . . . . . . . . . .  $     576      2,024      1,699
                                                                    ==========  =========  =========


See  accompanying  notes  to  consolidated  financial  statements.
-F5-

                          RESMED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

ResMed Inc (the Company), is a Delaware corporation formed in March 1994 as a holding company for ResMed Holdings Ltd (RHL), a company resident in Australia. ResMed designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's corporate offices are based in San Diego, California with its principal manufacturing operation located in Australia. Other distribution and sales sites are located in the United States, United Kingdom, Singapore and Europe.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Basis  of  Consolidation

The    consolidated    financial  statements    include   the  accounts  of  the
Company  and  its  wholly  owned  subsidiaries.  All  significant   intercompany
transactions  and  balances  have  been  eliminated  in  consolidation.

(b)     Revenue  Recognition

Revenue on product sales is recorded at the time of shipment. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially capitalized and progressively recognized as revenue over the life of the service contract. Revenue from sale of marketing or distribution rights is initially capitalized and progressively recognized as revenue over the life of the contract.


(c)     Cash  and  Cash  Equivalents

Cash equivalents include certificates of deposit, commercial paper, and other highly liquid investments are stated at cost, which approximates market. Investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the consolidated statements of cash flows.

(d)     Inventories

Inventories  are   stated  at   the   lower   of  cost  or market,    determined
principally  by  the  first-in,  first-out  method.

(e)     Property,  Plant  and  Equipment

Property,  plant  and  equipment  is  recorded  at cost.  Depreciation   expense
is computed using the straight-line method over the estimated useful lives of the assets, generally two to ten years. Straight-line and accelerated methods of depreciation are used for tax purposes. Maintenance and repairs are charged to expense as incurred.

-F6-

                          RESMED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

(f)     Patents

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

During fiscal 2000 the Company acquired the business and associated assets of Einar Egnell AB, its Swedish distributor for $576,000. The excess of the purchase price over the fair value of the net identifiable assets acquired of $229,000 has been recorded as goodwill. In 1999 the Company paid $2,024,000 as a final deferred goodwill payment on the 1996 acquisition of its German distributor (see note 14).

Amortization    expense  of   goodwill  was   $690,000,   $633,000  and $483,000
for  the  years  ended  June  30,  2000,  1999  and  1998,  respectively.

(h)     Government  Grants

Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support the continued development of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants have been recognized in the amount of $279,000, $833,000 and $611,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

(i)     Foreign  Currency

The consolidated financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at year end exchange rates, and revenue and expense transactions are translated at average exchange rates for the year. Cumulative translation adjustments are recognized as part of comprehensive income, as described in Note 15, and are included in accumulated other comprehensive loss in the consolidated balance sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

(j)     Research  and  Development

All  research  and  development  costs  are  expensed  in  the  period incurred.

-F7-

                          RESMED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

(k)     Earnings  Per  Share

The weighted average shares used to calculate basic earnings per share were 30,153,000, 29,416,000, and 29,000,000 for the years ended June 30, 2000, 1999 and 1998, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 2,150,000, 1,652,000 and 1,044,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

(l)     Financial  Instruments

The carrying value of financial instruments, such as of cash and cash equivalents, marketable securities - available for sale, accounts receivable, government grants receivable and accounts payable approximate their fair value because of their short term nature. Foreign currency option contracts are marked to market and therefore reflect their fair value. The Company does not hold or issue financial instruments for trading purposes.

The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

(m)     Foreign  Exchange  Risk  Management

The  Company  enters  into  various   types of  foreign   exchange  contracts in
managing its foreign exchange risk, including derivative financial instruments encompassing forward exchange contracts and foreign currency options.

The purpose of the Company's foreign currency hedging activities is to protect the Company from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian manufacturing activities. The Company enters into foreign currency option contracts to hedge anticipated sales and manufacturing costs denominated in principally Australian dollars and Euros. The terms of such foreign currency option contracts generally do not exceed three years.

Unrealized gains or losses are recognized as incurred in the consolidated balance sheets as either other assets or other liabilities and are recorded within other income, net on the Company's consolidated statements of income. Unrealized gains and losses on currency derivatives are determined based on dealer quoted prices.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. The credit exposure of foreign exchange options at June 30, 2000 was $901,000 which represents the positive fair value of options held by the Company.

-F8-

                          RESMED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

(m)     Foreign  Exchange  Risk  Management  (continued)

The Company held foreign currency option contracts with notional amounts totaling $171,530,000 and $62,460,000 at June 30, 2000 and 1999, respectively to hedge foreign currency items. These contracts mature at various dates prior to June 2002.

(n)     Income  Taxes

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

(o)     Marketable  Securities

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

At June 30, 2000 and 1999, the Company's investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities available for sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

(p)     Warranty

Estimated   future   warranty  obligations    related  to  certain  products are
provided by charges to operations in the period in which the related revenue is recognized.

(q)     Impairment  of  Long-Lived  Assets

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

-F9-

                          RESMED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

3.     MARKETABLE  SECURITIES

The   estimated  fair   value  of marketable securities available for sale as of
June  30,  2000  and  1999,  was  $3,713,000  and  $5,626,000, respectively. The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of June 30, 2000 or 1999.

Expected  maturities   may  differ   from  contractual  maturities  because  the
issuers of the securities may have the right to prepay obligations without prepayment penalties.

4.     INVENTORIES

Inventories  net,  were   comprised  of  the following  as of  June 30, 2000 and
1999  (in  thousands):


                   2000     1999
                  -------  -------
Raw materials. .  $ 4,826  $ 4,153
Work in progress      297       74
Finished goods .   10,679    6,498
                  -------  -------
                  $15,802  $10,725
                  =======  =======



5.     PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant and equipment is comprised of the following as of June 30, 2000 and 1999 (in thousands):





                                                2000       1999
                                              ---------  --------
Machinery and equipment. . . . . . . . . . .  $  8,024   $ 7,466
Computer equipment . . . . . . . . . . . . .     9,685     5,329
Furniture and fixtures . . . . . . . . . . .     5,214     4,008
Vehicles . . . . . . . . . . . . . . . . . .     1,214       987
Clinical, demonstration and rental equipment     7,844     5,502
Leasehold improvements . . . . . . . . . . .       552       344
Land . . . . . . . . . . . . . . . . . . . .     3,113     3,476
Buildings. . . . . . . . . . . . . . . . . .     9,837    10,721
Construction in Process. . . . . . . . . . .     4,645         -
                                              ---------  --------
                                                50,128    37,833
Accumulated depreciation and amortization. .   (13,552)   (8,511)
                                              ---------  --------
                                              $ 36,576   $29,322
                                              =========  ========

-F10-

                          RESMED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

6.     ACCRUED  EXPENSES

Accrued   expenses  at  June  30, 2000  and  1999  consist  of the following (in thousands):


                                   2000    1999
                                  ------  ------
Service warranties . . . . . . .  $  601  $  478
Consulting and professional fees     324     596
Royalties. . . . . . . . . . . .     240     123
Value added taxes due. . . . . .   2,520   2,074
Employee related costs . . . . .   3,087   2,451
Deferred revenue . . . . . . . .   1,341     949
Clinical Research. . . . . . . .     178     222
Other. . . . . . . . . . . . . .     933     886
                                  ------  ------
                                  $9,224  $7,779
                                  ======  ======


7.     STOCKHOLDERS'  EQUITY

Stock Options - The Company has granted stock options to personnel, including officers and directors in accordance with both the 1995 Option Plan and the 1997 Equity Participation Plan. These options have expiration dates of ten years from the date of grant and vest over three years. The Company granted these options with the exercise price equal to the market value as determined at the date of grant.

In August 1997 as part of the introduction of the 1997 Equity Participation Plan, the Company cancelled 43,880 options, being all non-issued options remaining under the 1995 Option Plan.

The  following  table  summarizes  option  activity;

                                                 Weighted                Weighted            Weighted
                                    Average      Average                 Average             Average
                                    Exercise     Exercise                Exercise            Exercise
                                    2000         Price      1999         Price    1998       Price
                                    -----------  ---------  -----------  ------   ---------- ------
Outstanding at beginning of year .   3,142,272   $    7.32   2,403,160   $ 4.57   1,756,352  $ 3.50
Granted. . . . . . . . . . . . . .   1,336,900       14.14   1,265,000    11.31     997,600    6.09
Exercised. . . . . . . . . . . . .    (967,985)       6.59    (512,688)    4.15    (294,520)   3.47
Forfeited. . . . . . . . . . . . .    (213,165)      10.04     (13,200)   11.32     (56,272)   5.10
                                    -----------  ---------  -----------  ------   ---------- ------
Outstanding at end of year . . . .   3,298,022   $   10.12   3,142,272   $ 7.32   2,403,160  $ 4.57
                                    -----------  ---------  -----------  ------   ---------- ------
Price range of granted options . .  $   13-$27               $  10-$12            $    6-$9

Options exercisable at end of year   1,368,286   $    6.92   1,254,126   $ 4.00   1,103,472  $ 3.38
                                    -----------  ---------  -----------  ------   ---------- ------

-F11-

                          RESMED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

7.     STOCKHOLDERS'  EQUITY  (CONTINUED)

The total number of shares of Common Stock authorized for issuance upon exercise of options and other awards, or upon vesting of restricted or deferred stock awards, under the 1997 Plan was initially established at 1,000,000 and increases at the beginning of each fiscal year, commencing on July 1, 1998, by an amount equal to 4% of the outstanding Common Stock on the last day of the preceding fiscal year. The maximum number of shares of Common Stock issuable upon exercise of incentive stock options granted under the 1997 Plan, however, cannot exceed 8,000,000. Furthermore, the maximum number of shares which may be subject to options, rights or other awards granted under the 1997 Plan to any individual in any calendar year cannot exceed 300,000.

The following table summarizes information about stock options outstanding at June 30, 2000.


                                         Weighted Average
                  Number Outstanding at  Remaining         Number Exercisable at
Exercise Prices   June 30, 2000          Contractual Life  June 30, 2000
                  ---------------------  ----------------  ---------------------
2.75. . . . . .                 237,312              4.92                237,312
3.27. . . . . .                  10,000              5.88                 10,000
4.09. . . . . .                 354,776              6.00                354,776
6.00. . . . . .                 517,734              7.10                244,798
8.75. . . . . .                  22,000              7.75                 12,000
11.32 . . . . .                 835,328              8.00                458,728
11.57 . . . . .                  42,668              8.00                 26,668
11.25 . . . . .                  36,004              8.25                 17,337
9.88. . . . . .                  10,000              8.78                  6,667
17.00 . . . . .                  48,000              9.00                      -
13.24 . . . . .               1,104,200              9.08                      -
22.00 . . . . .                  42,000              9.58                      -
27.00 . . . . .                  38,000              9.83                      -
                  ---------------------   ---------------  ---------------------
                              3,298,022              7.84              1,368,286
                  ---------------------   ---------------  ---------------------



The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                         2000     1999     1998
                                                        -------  -------  -------
Net income (in thousands):
 As reported . . . . . . . . . . . . . . . . . . . . .  $22,226  $16,102  $10,611
 Pro forma . . . . . . . . . . . . . . . . . . . . . .   17,511   12,951    9,380

Basic earnings per common share:
 As reported . . . . . . . . . . . . . . . . . . . . .  $  0.74  $  0.55  $  0.37
 Pro forma . . . . . . . . . . . . . . . . . . . . . .  $  0.58  $  0.44  $  0.33

Diluted income per common and common equivalent share:
 As reported . . . . . . . . . . . . . . . . . . . . .  $  0.69  $  0.52  $  0.35
 Pro forma . . . . . . . . . . . . . . . . . . . . . .  $  0.54  $  0.42  $  0.31



The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 6.5% for fiscal 2000 and 5.8% for fiscals 1999 and 1998, respectively; no dividend yield; expected lives of four years; and volatility of 61% for 2000, 55% for 1999 and 34% for 1998, respectively.

-F12-

                          RESMED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

7.     STOCKHOLDERS'  EQUITY  (CONTINUED)

Preferred Stock - In April 1997 the board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2000.

     Stock Purchase Rights - In April 1997, the Company implemented a plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one right to purchase Series A Junior Participating Preferred Stock (the "Right"). The Right enables the holder, under certain circumstances, to purchase common stock of the Company or of the acquiring person at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company's outstanding common stock. The Rights are redeemable at $0.01 per Right and expire in 2007.

     Common Stock - During the year, the Board of Directors declared a two-for-one split of the Company's common stock, effective March 31, 2000. Stockholders' equity has been restated for all periods presented to give retroactive recognition to the stock split by reclassifying from additional paid-in capital to common stock, the par value of the additional shares as a result of the stock split.

8.     OTHER,  NET

     Other,  net  is  comprised of the following at June 30, 2000, 1999 and 1998
(in  thousands):


                                                  2000     1999     1998
                                                --------  -------  -------
  License fees . . . . . . . . . . . . . . . .  $   167       58    1,272
  Unrealized gain/(loss) on foreign currency
       Hedging position. . . . . . . . . . . .   (1,863)     435   (1,050)
  Gain/(loss) on foreign currency transactions    1,681   (2,888)  (2,927)
  Write down of investments. . . . . . . . . .        -      300     (125)
  Other. . . . . . . . . . . . . . . . . . . .      (37)    (195)     (43)
                                                --------  -------  -------
                                                    (52)  (2,290)  (2,873)
                                                ========  =======  =======


     In March 1998, the Company granted to a third party licenses to three of the Company's patents for a non refundable payment of $1,250,000. The license agreement will allow the third party to manufacture and distribute certain products featuring the Company's patented technology in the US homecare market. Additionally, the Company will earn royalties on products manufactured.

9.     INCOME  TAXES

     Income before income taxes for the years ended June 30, 2000, 1999 and 1998, was taxed under the following jurisdictions (in thousands):


           2000     1999    1998
          -------  ------  ------
U.S. . .  $ 4,644   4,043   1,730
Non-U.S.   29,522  20,534  14,382
          -------  ------  ------
          $34,166  24,577  16,112
          =======  ======  ======

-F13-

                          RESMED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
9.     INCOME  TAXES  (CONTINUED)

     The  provision  for  income  taxes  is  presented  below  (in  thousands):

                              2000     1999     1998
                            --------  ------  ------
Current:

  Federal. . . . . . . . .  $ 1,396     772     (13)
  State. . . . . . . . . .       77     174    (148)
  Non-US . . . . . . . . .   10,390   6,980   6,078
                            --------  ------  ------
                             11,863   7,926   5,917
                            --------  ------  ------
Deferred:

  Federal. . . . . . . . .      390     360    (226)
  State. . . . . . . . . .       14     (12)     94
  Non-US . . . . . . . . .     (327)    201    (284)
                                 77     549    (416)
                            --------  ------  ------
Provision for income taxes  $11,940   8,475   5,501
                            ========  ======  ======



     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 34% to pretax income as a result of the following (in thousands):


                                                     2000     1999    1998
                                                   --------  ------  ------
Computed 'expected' tax expense . . . . . . . . .  $11,616   8,356   5,478
Increase (decrease) in income taxes
Resulting from:
  Non-deductible expenses . . . . . . . . . . . .      715     302      29
  Research and development credit . . . . . . . .     (430)   (250)   (371)
  Tax effect of intercompany dividends. . . . . .     (508)     13    (321)
  Utilization of net operating loss carryforwards       (4)      -     (22)
  Change in valuation allowance . . . . . . . . .       22      71      47
  Effect of non-U.S. tax rates. . . . . . . . . .      714     455     415
  State income taxes. . . . . . . . . . . . . . .      235     131     (36)
  Other . . . . . . . . . . . . . . . . . . . . .     (420)   (603)    282
                                                   --------  ------  ------
                                                   $11,940   8,475   5,501
                                                   ========  ======  ======



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are comprised of the following at June 30, 2000 and 1999 (in thousands):


                                       2000     1999
                                      -------  ------
Deferred tax assets:
  Employee benefit obligations . . .  $  534     333
  Provision for service warranties .     203     170
  Provision for doubtful debts . . .     254     114
  Net operating loss carryforwards .      79      64
  Deferred foreign tax credits . . .     970   1,334
  Accrual for legal costs. . . . . .      76     426
  Intercompany profit in inventories   2,188   1,567
  Unrealized foreign exchange losses       -     173
  Property, plant and equipment. . .     290     450
  Other accruals . . . . . . . . . .     418     198
                                      -------  ------
                                       5,012   4,829
Less valuation allowance . . . . . .     (86)    (64)
Deferred tax assets. . . . . . . . .  $4,926   4,765
                                      -------  ------


-F14-

                          RESMED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

9.     INCOME  TAXES  (CONTINUED)


                                                  2000     1999
                                               --------  -------
Deferred tax liabilities:
  Patents . . . . . . . . . . . . . . . . . .  $  (413)    (243)
  Capitalized software. . . . . . . . . . . .     (453)    (536)
  Unrealized gain on foreign currency options     (306)    (508)
  Unrealized foreign exchange gains . . . . .     (196)       -
  Undistributed German income . . . . . . . .     (992)    (892)
  Royalties receivable. . . . . . . . . . . .        -      (18)
  Other receivables . . . . . . . . . . . . .     (168)     (41)
  Other . . . . . . . . . . . . . . . . . . .      (37)    (135)
Deferred tax liabilities. . . . . . . . . . .   (2,565)  (2,373)
                                               --------  -------
Net deferred tax asset. . . . . . . . . . . .  $ 2,361    2,392
                                               ========  =======


The valuation allowance at June 30, 2000 and 1999, primarily relates to a provision for uncertainty as to the utilization of net operating loss carryforwards. The net change in the valuation allowance was an increase of $22,000 for the year ended June 30, 2000, in comparison to an increase of $48,000 and a decrease of $635,000, for the years ended June 30, 1999 and 1998, respectively. The measurement of deferred tax assets and liabilities at June 30 of each year, reflect foreign currency translation adjustments, changes in enacted tax rates and changes in temporary differences. Income taxes in 2000, 1999 and 1998 were reduced by $4,000, $0 and $22,000, respectively through the utilization of net operating loss carryforwards.

At June 30, 2000, the net operating loss carryforwards relate to Singapore, Sweden and Malaysia.

10.     EMPLOYEE  RETIREMENT  PLANS

ResMed   contributes  to  a  number of employee retirement plans for the benefit of  its  employees.  These  plans  are  detailed  as  follows:

Australia - ResMed contributes to defined contribution pension plans for each employee resident in Australia. All Australian employees after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. ResMed contributes to the plans at the rate of 7% of the salaries of all Australian employees. Total Company contributions to the plans for the years ended June 30, 2000, 1999 and 1998 were $632,000, $457,000 and $362,000, respectively.

United Kingdom - ResMed contributes to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. ResMed contributes to the plans at the rate of 3% of the salaries. Total Company contributions to the plan were $8,000, $8,000 and $5,000 in fiscal 2000, 1999 and 1998 respectively.

-F15-

                          RESMED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

10.     EMPLOYEE  RETIREMENT  PLANS  (CONTINUED)

United States - The Company sponsors a defined contribution pension plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 3% of employee salaries. The cost of this plan to the Company was $123,000, $96,000 and $54,000 in fiscal 2000, 1999 and 1998 respectively.

11.     SEGMENT  INFORMATION


ResMed operates solely in the sleep disordered breathing sector of the respiratory medicine industry. The Company therefore believes that, given the single market focus of its operations and the inter dependence of its products that ResMed operates as a single operating segment. The Company assesses performance and allocates resources on the basis of a single operating entity.

Financial information by geographic area for the years ended June 30, 2000, 1999 and 1998, is summarized below (in thousands):


                                                               Rest of
                                  U.S.A    Germany  Australia  World   Total
                                 --------  -------  ---------  ------- -------

2000
Revenue from external customers  $ 58,419   14,317      4,444  38,435  115,615

Long lived assets . . . . . . .  $  8,126    1,248     27,595   2,485   39,454
                                 ========  =======  =========  ======  =======

1999
Revenue from external customers  $ 47,229   13,181      3,489  24,728   88,627

Long lived assets . . . . . . .  $  2,525      816     26,611   1,829   31,781
                                 ========  =======  =========  ======  =======

1998
Revenue from external customers  $ 31,170   11,248      3,670  20,431   66,519

Long lived assets . . . . . . .  $  1,707      595      9,211     597   12,110
                                 ========  =======  =========  ======  =======

-F16-

                          RESMED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

11.     SEGMENT  INFORMATION  (CONTINUED)

Net revenues from external customers is based on the location of the customer. Long lived assets of geographic areas are those assets used in the Company's operations in each geographical area and excludes patents, deferred tax assets and goodwill.

12.     RELATED  PARTY  TRANSACTIONS

For the years ended June 30, 2000, 1999 and 1998, consulting service fees in the amount of $189,000, $186,000 and $278,000, were paid to Dr. Colin Sullivan, a shareholder. Dr. Sullivan provides consulting services to the Company pursuant to a consulting agreement that terminates on December 31, 2000 (subject to extension for an additional five year term) for which he receives annual payments of $189,000. The Company also reimburses Dr. Sullivan for his out-of-pocket expenses in performing such consulting services.

The Company has also agreed to pay to Dr. Sullivan $126,000 for a period of 24 months following the termination of his consulting relationship with the Company in exchange for his agreement not to compete with the Company during this period.

13.     COMMITMENTS

The Company leases buildings, motor vehicles and office equipment under operating leases. Rental charges for these items are expensed as incurred. At
June 30, 2000 the Company had the following future minimum lease payments under non cancelable operating leases (in thousands):

                              Operating   Sub lease       Total net minimum
Years                         Leases      rental income   lease payments
                              ----------  --------------  ------------------
2001 . . . . . . . . . . . .  $      948  $          320  $              628
2002 . . . . . . . . . . . .         636             289                 347
2003 . . . . . . . . . . . .         510             204                 306
2004 . . . . . . . . . . . .         499             210                 289
2005 . . . . . . . . . . . .         408             217                 191
Thereafter . . . . . . . . .         356             110                 246
                              ----------  --------------  ------------------
Total minimum lease payments  $    3,357  $        1,350  $            2,007
                              ==========  ==============  ==================


Rent expenses under operating leases for the years ended June 30, 2000, 1999 and 1998 were approximately $744,000, $789,000 and $607,000, respectively.

14.     BUSINESS  ACQUISITION

On January 31, 2000 the Company's fully owned Swedish Subsidiary, ResMed Sweden AB, acquired the business and associated assets of Einar Egnell AB, its Swedish distributor for $576,000 in cash. The acquisition has been accounted for as a purchase and accordingly, the results of operations of the Einar Egnell business have been included in the company's consolidated financial statements from January 31, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of $229,000 has been recorded as goodwill and is being amortized on a straight line basis over 5 years.

In fiscal 1999, the Company paid $2,024,000 as a final deferred goodwill payment on the 1996 acquisition of its German distributor.

-F17-

                          RESMED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


15.     COMPREHENSIVE  INCOME

As of July 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' which established standards for the reporting and display of comprehensive income and its components in the financial statements. The only component of comprehensive income that impacts the Company is foreign currency translation adjustments. The net loss associated with foreign currency translation adjustments for the year ended June 30, 2000 was $7.7 million compared to a net gain of $2.3 million for the year ended June 30, 1999 and net loss of $6.1 million for the year ended June 30, 1998. Comprehensive income for the years ended June 30, 2000, June 30, 1999 and June 30, 1998 was $14.5 million, $18.4 million and $4.6 million, respectively. The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at June 30, 2000 and June 30, 1999 consisted solely of foreign currency translation adjustments and represent unrealized losses of $13.2 million and $5.4 million, respectively.


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

-F18-

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


17.     SUBSEQUENT  EVENT

On  July  7,  2000,  the  Company  purchased  the  land  and buildings of its US
Headquarters  in  Poway,  California  for  $17.2  million.

The purchase was funded by a combination of cash reserves and an unsecured $20 million revolving loan facility with the Union Bank of California. The initial draw down on this facility was $10 million.


-F19-

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED  September  25,  2000     ResMed  Inc

                                By        /S/  PETER  C  FARRELL
                                _______________________________________
                                Peter C Farrell, President and
                                Chief Executive  Officer
                                (Principal  Executive  Officer)


                                By       /S/  ADRIAN  M  SMITH
                                _______________________________________
                                Adrian M Smith, Chief Financial Officer
                                (Principal  Financial  Officer)

Pursuant  to the requirements of the Securities Exchange Act of 1934, this report has been  signed  below  by  the following persons on behalf of the Registrant and in the capacities  and  on  the  dates  indicated.



SIGNATURE                           TITLE                             DATE

/S/     PETER C FARRELL _____       Chief Executive Officer,          September 25, 2000
        Peter C Farrell             President, Chairman of the Board
                                    (Principal Executive Officer)

/S/   CHRISTOPHER G ROBERTS         Director                          September 25, 2000
      Christopher G Roberts


/S/     MICHAEL A QUINN             Director                          September 25, 2000
        Michael A Quinn

/S/       GARY W PACE        _      Director                          September 25, 2000
          Gary W Pace

/S/     DONAGH MCCARTHY             Director                          September 25, 2000
        Donagh McCarthy

                                                                    SCHEDULE  II
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
                VALUATION  AND  QUALIFYING  ACCOUNTS  AND  RESERVES
                  YEARS  ENDED  JUNE  30,  2000,  1999  AND  1998
                                (IN  THOUSANDS)

                                 Balance at     Charged to  Other         Balance at
                                 Beginning of   costs and   (deductions)  end of
                                 Period         expenses    period        period
                                 -------------  ----------  ------------  ----------
Year ended June 30, 2000
Applied against asset account
Allowance for doubtful accounts  $         421         632         (220)         833
                                 =============  ==========  ============  ==========

Year ended June 30, 1999
Applied against asset account
Allowance for doubtful accounts  $         248         348         (175)         421
                                 =============  ==========  ============  ==========

Year ended June 30, 1998
Applied against asset account
Allowance for doubtful accounts  $         277          79         (108)         248
                                 =============  ==========  ============  ==========

See  accompanying  independent  auditor's  report.

                                  EXHIBIT INDEX

 3.1     Certificate  of  Incorporation  of  Registrant,  as  amended*
 3.2     By-laws  of  Registrant*
 4.1     Form  of  certificate  evidencing  shares  of  Common  Stock*
 4.2     Rights  agreement  dated  as  of  April  23,  1997**
10.1    1995  Stock  Option  Plan*
10.2    1997  Equity  Participation  Plan***
10.3 Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended*
10.4 Consulting Agreement between Colin Sullivan and ResMed Limited effective from 1 January 1998****
10.5 Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994*
10.6    Lease  for  10121  Carroll  Canyon  Road, San Diego 92131-1109, USA****
11.1    Computation  of  Earnings  per  Common  Share
21.1    Subsidiaries  of  the  Registrant
23.1    Independent  Auditors'  Consent  and  Report  on  Schedule
27.1    Financial  Data  Schedule

--------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.

** Incorporated by reference from the registrants Report on Form 8-K (File No. 0-26038).

***   Incorporated  by  reference  from  the Registrant's 1997 Proxy Statement
        (File  No.  0-26038).

**** Incorporated by reference from the Registrant's Report on Form 10-K dated June 30, 1998 (File No. 0-26038)


                                                                   EXHIBIT  11.1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
                   COMPUTATION  OF  EARNINGS  PER  COMMON  SHARE
                    (IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)

                                                       Year Ended June 30,
                                            --------------------------------------
                                                    2000           1999     1998
                                            --------------------  -------  -------
BASIC EARNINGS
Net income . . . . . . . . . . . . . . . .  $             22,226   16,102   10,611
                                            ====================  =======  =======

Shares
Weighted average number of common
 shares outstanding. . . . . . . . . . . .                30,153   29,416   29,000
                                            ====================  =======  =======


Basic earnings per share . . . . . . . . .  $               0.74  $  0.55  $  0.37
                                            ====================  =======  =======


DILUTED EARNINGS
Net income . . . . . . . . . . . . . . . .  $             22,226   16,102   10,611
                                            ====================  =======  =======

Shares
Weighted average number of common
 shares outstanding. . . . . . . . . . . .                30,153   29,416   29,000
Additional shares assuming conversion of
 stock options under treasury stock method                 2,150    1,652    1,044
                                            --------------------  -------  -------

Weighted average number of common and
 Common equivalent shares outstanding
 as adjusted . . . . . . . . . . . . . . .                32,303   31,068   30,044
                                            ====================  =======  =======


Diluted earnings per share . . . . . . . .  $               0.69  $  0.52  $  0.35
                                            ====================  =======  =======


See  accompanying  independent  auditor's  report.

                                                                   EXHIBIT  21.1
--------------------------------------------------------------------------------

                                   RESMED INC
                         SUBSIDIARIES OF THE REGISTRANT



ResMed Holdings Limited (incorporated under the laws of New South Wales, Australia)

ResMed  Limited  (incorporated  under  the  laws of New South Wales, Australia)*

ResMed Asia Pacific Limited (incorporated under the laws of New South Wales, Australia)*

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

ResMed  SA  (a  French  corporation)**

ResMed  Priess  GmbH  (a  German  corporation)

ResMed  Singapore  Pte  Ltd  (a  Singaporean  corporation)**

ResMed  (Malaysia)  Sdn  Bhd  (a  Malaysian  Corporation)**

ResMed  New  Zealand  Limited  (a  New  Zealand  Corporation)**

ResMed  R&D Limited (incorporated under the laws of New South Wales, Australia)*

ResMed  Sweden  AB  (a  Swedish  Corporation)**

----------------------
*A  subsidiary  of  ResMed  Holdings  Limited

**  A  subsidiary  of  ResMed  International  Inc

                                                                   EXHIBIT  23.1
--------------------------------------------------------------------------------

              INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

The  Board  of  Directors  and  Stockholders
ResMed  Inc:

The audits referred to in our report dated August 4, 2000, included the related financial statement schedules as of June 30, 2000 and for each of the years in the three-year period ended June 30, 2000. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statement (No 333-08013) on Form S-8 of ResMed Inc of our reports included herein.




                                  /s/ KPMG LLP
                                    KPMG LLP
                              San Diego, California
                               September 25, 2000