Form 10-Q
period 2000-09-30
RESMED INC
filed 2000-11-14
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ___________ TO _____________

                         Commission file number: 0-26038


                                   ResMed Inc
             (Exact name of registrant as specified in its charter)


Delaware                                                       98-0152841
(State or other jurisdiction of                               (IRS  Employer
incorporation  or  organization)                              Identification No)



                               14040 Danielson St
                               Poway CA 92064-6857
                            United States Of America
                    (Address of principal executive offices)

                                 (858) 746 2400
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes   X   No
                                             -----     ------

As of September 30, 2000 there were 30,983,064 shares of Common Stock ($0.004 par value) outstanding.

                           RESMED INC AND SUBSIDIARIES

                                      INDEX

PART  I     FINANCIAL  INFORMATION


                                                                          Page
Item 1  Financial Statements
        Condensed   Consolidated   Balance  Sheets  as   of  September       3
        30, 2000 (unaudited) and June 30, 2000

        Condensed  Consolidated   Statements  of  Income   (unaudited)       4
        for Three Months Ended September 30, 2000 and 1999

        Condensed Consolidated Statements of Cash Flows (unaudited)          5
        for the Three Months Ended September 30,  2000 and 1999

        Notes to Condensed Consolidated Financial Statements                 6

Item 2  Management's Discussion and  Analysis of Financial Condition        13
        and Results of Operations

Item 3  Quantitative and  Qualitative  Disclosures  About  Market  Risk     15


PART  II    OTHER  INFORMATION

Item 1      Legal Proceedings                                               16

Item 2      Changes in Securities and Use of Proceeds                       16

Item 3      Defaults Upon Senior Securities                                 16

Item 4      Submission of Matters to a Vote of Security Holders             16

Item 5      Other Information                                               16

Item 6      Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                  17

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                                  RESMED INC AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheets (Unaudited)
                           (in US$ thousands, except per share data)

                                                                      September 30,   June 30,
                                                                          2000          2000
                                                                     --------------------------
Assets
Current assets:
    Cash and cash equivalents                                         $       13,620    18,250
    Marketable securities - available for sale                                 3,300     3,713
    Accounts receivable, net of allowance for doubtful accounts of
    861 at September 30, 2000 and $833 at June 30, 2000                      26,283     24,688
    Inventories, net                                                         16,258     15,802
    Deferred income taxes                                                     2,417      2,361
    Prepaid expenses and other current assets                                 5,059      4,358
                                                                     --------------------------
Total current assets                                                         66,937     69,172
                                                                     --------------------------

Property, plant and equipment, net of accumulated amortization of
   $14,447 at September 30, 2000 and $13,552 at June 30, 2000                51,474     36,576
Patents, net of accumulated amortization of $790 at September 30,
   2000 and $789 at June 30, 2000                                             1,277      1,342
Goodwill, net of amortization of $1,988 at September 30, 2000 and
   $2,003 at June 30, 2000                                                    5,040      5,626
Other assets                                                                  2,357      2,878
                                                                     --------------------------
Total assets                                                                127,085    115,594
                                                                     ==========================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                          6,356      5,929
    Accrued expenses                                                          9,697      9,224
    Income taxes payable                                                      7,746      6,469
    Short term debt                                                           7,000          -
                                                                     --------------------------
Total current liabilities                                                    30,799     21,622
                                                                     --------------------------

Stockholders' equity:
    Preferred stock, $0.01 par value,
       2,000,000 shares authorized; none issued                                   -          -
    Series A Junior Participating preferred stock, $0.01 par value,
       150,000 shares authorized; none issued                                     -          -
    Common stock $0.004 par value 50,000,000 shares authorized;
       issued and outstanding 30,983,064 at September 30, 2000
       and 30,593,921 at June 30, 2000                                          124        122
    Additional paid-in capital                                               44,047     41,495
    Retained earnings                                                        72,087     65,507
    Accumulated other comprehensive loss                                    (19,972)   (13,152)
Total stockholders' equity                                                   96,286     93,972
                                                                     --------------------------
Commitments and contingencies (Note 5)                                            -          -
                                                                     --------------------------
                                                                     $      127,085    115,594
                                                                     ==========================

 See the accompanying notes to the condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)
                    (in US$ thousands, except per share data)

                                         Three Months Ended
                                           September  30,
                                           2000      1999
                                         ------------------
Net revenue                              $31,082    25,945
Cost of sales                              9,995     8,224
                                         ------------------
Gross profit                              21,087    17,721
                                         ------------------

Operating expenses
    Selling, general and administrative    9,591     8,409
    Research and development               2,389     1,890
                                         ------------------
Total operating expenses                  11,980    10,299
                                         ------------------
Income from operations                     9,107     7,422
                                         ------------------

Other income (expense), net:
    Interest income, net                      (2)      134
    Government grants                          -       140
    Other, net                               883      (269)
                                         ------------------
Total other income (expense), net            881         5
                                         ------------------


Income before income taxes                 9,988     7,427
Income taxes                               3,408     2,592
                                         ------------------
Net income                               $ 6,580     4,835
                                         ==================


Basic earnings per share                 $  0.21   $  0.16
Diluted earnings per share               $  0.20   $  0.15

Basic shares outstanding                  30,810    29,690
Diluted shares outstanding                33,078    31,304


 See the accompanying notes to the condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                             RESMED INC AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows (Unaudited)
                                  (in US$ thousands)

                                                                      Three Months Ended
                                                                        September  30,
                                                                        2000       1999
                                                                      -------------------
Cash flows from operating activities:
Net income                                                            $  6,580     4,835

Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization                                            1,964     1,369
Provision for service warranties                                            26        29
Foreign currency options revaluations                                      852       377
Changes in operating assets and liabilities:
    Accounts receivable, net                                            (2,424)   (1,951)
    Government grants receivable                                             -       (39)
    Inventories                                                         (2,052)   (3,215)
    Prepaid expenses and other current assets                             (795)      878
    Accounts payable, accrued expenses and other liabilities             2,139     1,514
                                                                      -------------------
Net cash provided by operating activities                                6,290     3,797
                                                                      -------------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                         (19,228)   (2,473)
    Patent costs                                                          (143)     (218)
    Purchase of non-trading investments                                   (495)     (857)
    Purchases of marketable securities - available for sale             (9,258)   (4,138)
    Proceeds from sale of marketable securities - available for sale     9,671     3,053
                                                                      -------------------
    Net cash used in investing activities                              (19,453)   (4,633)
                                                                      -------------------

Cash flows provided by financing activities:
    Proceeds from issuance of common stock                               2,554       605
    Proceeds from short term debt                                       10,000         -
    Repayment of short term debt                                        (3,000)        -
                                                                      -------------------
    Net cash from financing activities                                   9,554       605
                                                                      -------------------

Effect of exchange rate changes on cash                                 (1,021)      (42)
                                                                      -------------------
Net increase/(decrease) in cash and cash equivalents                    (4,630)     (273)
Cash and cash equivalents at beginning of period                        18,250    11,108
                                                                      -------------------
Cash and cash equivalents at end of period                            $ 13,620   $10,835
                                                                      ===================
Supplemental disclosure of cash flow information:
    Income taxes paid                                                 $  1,624     1,271
    Interest paid                                                     $    175         -


 See the accompanying notes to the condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  Organization  and  Basis  of  Presentation
     ------------------------------------------

     ResMed Inc (the Company) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. The Company designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's principal manufacturing operations are located in Australia. Other principal distribution and sales sites are located in the United States, the United Kingdom, Singapore and Europe.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

(2)  Summary  of  Significant  Accounting  Policies
     ----------------------------------------------

     (a)  Basis  of  Consolidation
          ------------------------

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     (b)  Revenue  Recognition
          --------------------

          Revenue on product sales is recorded at the time of shipment. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized as revenue over the life of the service contract. Revenue from sale of marketing and distribution rights is initially deferred and progressively recognized as revenue over the life of the contract.

     (c)  Cash  and  Cash  Equivalents
          ----------------------------

          Cash equivalents include certificates of deposit, commercial paper, and other highly liquid investments stated at cost, which approximates market. Investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the consolidated statements of cash flows.

     (d)  Inventories
          -----------

          Inventories are stated at the lower of cost, determined principally by the first-in, first-out method, or net realizable value.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)  Summary  of  Significant  Accounting  Policies,  Continued
     ----------------------------------------------------------

     (e)  Property,  Plant  and  Equipment
          --------------------------------

          Property, plant and equipment is recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, generally two to ten years. Straight-line and accelerated methods of depreciation are used for tax purposes. Maintenance and repairs are charged to expense as incurred.

     (f)  Patents
          -------

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

     (h)  Government  Grants
          ------------------

          Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development and export of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants of $140,000 have been recognized for the three month period ended September 30, 1999.

     (i)  Foreign  Currency
          -----------------

          The consolidated financial statements of the Company's non-US subsidiaries are translated into US dollars for financial reporting purposes. Assets and liabilities of non-US subsidiaries whose functional currencies are other than the US dollar are translated at period end exchange rates and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of "Comprehensive Income", as described in Note 4, and are included in accumulated other comprehensive loss on the condensed consolidated balance sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)  Summary  of  Significant  Accounting  Policies,  Continued
     ----------------------------------------------------------

     (j)  Research  and  Development
          --------------------------

          All research and development costs are expensed in the period incurred.

     (k)  Earnings  Per  Share
          --------------------

          The weighted average shares used to calculate basic earnings per share was 30,810,000 and 29,690,000 for the three month periods ended September 30, 2000 and 1999, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 2,268,000 and 1,614,000 for the three month periods ended September 30, 2000 and 1999, respectively.

     (l)  Financial  Instruments
          ----------------------

          The carrying value of financial instruments, such as cash and cash equivalents, marketable securities - available for sale, accounts receivable, government grants, foreign currency option contracts, short term debt, taxes payable and accounts payable approximate their fair value. The Company does not hold or issue financial instruments for trading purposes.

          The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     (m)  Foreign  Exchange  Risk  Management
          -----------------------------------

          The Company enters into call foreign currency options in managing its foreign exchange risk.

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

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)  Summary  of  Significant  Accounting  Policies,  Continued
     ----------------------------------------------------------

     (m)  Foreign  Exchange  Risk  Management,  Continued
          -----------------------------------------------

          From July 1, 2000 the Company adopted Statement of Financial Accounting Standards No 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which standardizes the accounting for derivative instruments. Under the restrictive definition of hedge effectiveness contained in SFAS 133, the Company's hedging contracts do not have hedge effectiveness and are therefore marked to market with resulting gains or losses being recognized in earnings in the period of change.

          The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. The credit exposure of foreign exchange options at September 30, 2000 was $483,000 which represents the positive fair value of options held by the Company.

          The Company held foreign currency option contracts with notional amounts totaling $174,470,000 and $171,530,000 at September 30, 2000 and June 30, 2000, respectively to hedge foreign currency items. These contracts mature at various dates prior to July 2002.


     (n)  Income  Taxes
          -------------

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

     (o)  Marketable  Securities
          ----------------------

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

          At September 30, 2000 and June 30, 2000, the Company's investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available for sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)  Summary  of  Significant  Accounting  Policies,  Continued
     ----------------------------------------------------------

     (o)  Marketable  Securities,  Continued
          ----------------------------------

          The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

     (p)  Warranty
          --------

          Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

     (q)  Impairment  of  Long-Lived  Assets
          ----------------------------------

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

(3)  Inventories
     -----------

          Inventories were comprised of the following at September 30, 2000 and June 30, 2000 (in thousands):


                                  September 30,   June 30,
                                       2000         2000
                                  --------------  --------

           Raw materials          $        5,997     4,826
           Work in progress                  730       297
           Finished goods                  9,531    10,679
                                  ------------------------
                                  $       16,258    15,802
                                  ========================

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)  Comprehensive  Income
     ---------------------

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components in the financial statements. The only component of comprehensive income that impacts the Company is foreign currency translation adjustments. The net loss associated with the foreign currency translation adjustments for the three months ended September 30, 2000 and 1999 was $6,820,000 and $615,000, respectively. The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at September 30, 2000 and June 30, 2000 consisted of foreign currency translation adjustments with debit balances of $19,972,000 and $13,152,000, respectively.

(5)  Commitments  and  Contingencies
     -------------------------------

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

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)  Commitments  and  Contingencies,  Continued
     -------------------------------------------

     In May 1995, Respironics and its Australian distributor filed a Statement of Claim against the Company and Dr Farrell in the Federal Court of Australia, alleging that the Company engaged in unfair trade practices. The Statement of Claim asserts damage claims for lost profits on sales in the aggregate amount of approximately $1,000,000. While the Company is defending this action, there can be no assurance that the Company will be successful or that the Company will not be required to make significant payments to the claimants. Furthermore, the Company is incurring ongoing legal costs in defending this action, as well as in the continuing litigation of its patent cases.

     In September 2000, the Company was named as a defendant in a qui tam proceeding, brought by a private citizen, alleging that the Company violated federal healthcare laws. The federal government has declined to intervene in the action, and the Company intends to vigorously defend its position.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

Net  Revenue

Net revenue increased for the three months ended September 30, 2000 to $31.1 million from $25.9 million for the three months ended September 30, 1999, an increase of $5.2 million or 20%. The increase in net revenue is primarily attributable to an increase in unit sales of the Company's flow generators and accessories in both domestic and international markets. Net revenue in North and Latin America increased to $17.4 million from $14.8 million for the quarter and in Europe increased to $9.8 million from $8.3 million for the quarter.

Gross  Profit

Gross profit increased for the three months ended September 30, 2000 to $21.1 million from $17.7 million for the three months ended September 30, 1999, an increase of $3.4 million or 19%. Gross profit as a percentage of net revenue for the quarter ended September 30, 2000 was 68% consistent with the September 30, 1999 quarter.

Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2000 to $9.6 million from $8.4 million for the three months ended September 30, 1999, an increase of $1.2 million or 14%. As a percentage of net revenue, selling, general and administrative expenses for the three months ended September 30, 2000 declined to 30.9% from 32.4% for the quarter ended September 30, 1999. The increase in gross selling, general and administrative expenses was due primarily to an increase in the number of sales and administrative personnel and other expenses related to the increase in Company sales.

Research  and  Development  Expenses

Research and development expenses increased for the three months ended September 30, 2000 to $2.4 million from $1.9 million for the three months ended September 30, 1999, an increase of approximately $500,000 or 26%. As a percentage of net revenue, research and development expenses for the three months ended September 30, 2000 increased to 7.7% from 7.3% for the period ended September 30, 1999. The increase in gross research and development expenses was due to an increase in charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of a number of new products.

Other  Income  (Expenses),  Net

Other income (expenses), net increased for the three months ended September 30, 2000 to net income of $881,000 from net income of $5,000 for the three months ended September 30, 1999. The increase in other income (expense), net over the three month period primarily reflects foreign currency gains, partially offset by reduced interest income as a result of lower cash balances and interest expense of $175,000 incurred on short-term debt.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

Income  Taxes

The Company's effective income tax rate for the three months ended September 30, 2000 declined to approximately 34.1% from approximately 34.9% for the three months ended September 30, 1999. The lower tax rate was primarily due to the lowering of the corporate tax rate in Australia from 36% to 34%, effective from July 1, 2000.

Liquidity  and  Capital  Resources

The Company had cash and cash equivalents and marketable securities available for sale of approximately $16.9 million and $22.0 million, at September 30, 2000 and June 30, 2000, respectively. The Company's working capital approximated
$36.1 million and $47.6 million, at September 30, 2000 and June 30, 2000, respectively.

On July 7, 2000, the Company purchased the land and buildings of its US headquarters in Poway, California for $17.2 million. The purchase was funded by a combination of cash reserves and an unsecured $20 million revolving loan facility with the Union Bank of California. The initial draw down on this facility was $10.0 million. At September 30, 2000, short-term debt totaled $7.0 million.

During the three months ended September 30, 2000, the Company's operations generated $6.3 million cash from operations, primarily as a result of increased profit from operations offset partially by increases in inventories and accounts receivable. During the three months ended September 30, 1999 approximately $3.8 million of cash was provided by operations.

The Company's capital expenditures for the three month periods ended September 30, 2000 and 1999 aggregated $19.2 million and $2.5 million, respectively. The majority of the expenditures in the three month period ended September 30, 2000 related to the purchase of land and buildings and, to a lesser extent, computer software and hardware and production tooling and equipment. As a result of these capital expenditures, the Company's September 30, 2000 balance sheet reflects net property, plant and equipment of approximately $51.5 million at September 30, 2000, compared to $36.6 million at June 30, 2000.

The Company anticipates expending approximately $1.0 million in relation to the roll out of the Oracle Application Enterprise package system and eCommerce initiatives over the next six months. These payments are to be funded through cash flows from operations.

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

The Company expects to satisfy all of its short-term liquidity requirements through a combination of cash on hand, cash generated from operations and its revolving credit facility with the Union Bank of California.

PART  I  -  FINANCIAL  INFORMATION                                       Item  3
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign  Currency  Market  Risk

The Company's functional currency is the US dollar although the Company transacts business in various foreign currencies including a number of major European currencies as well as the Australian dollar. The Company has significant foreign currency exposure through both its Australian manufacturing activities and international sales operations.

The Company has established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditures. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency exposures denominated in Euro's and the Australian dollar. Under this program, increases or decreases in the Company's foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

The Company does not use foreign currency forward exchange contracts or purchased currency options for trading purposes.

The table below provides information about the Company's foreign currency derivative financial instruments, by functional currency and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at September 30, 2000. The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates for the Company's foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In US$ thousands)                                            Fiscal Year                                               Fair Value
                                    --------------------------------------------------------------------------------    Assets/
                                            2001                2002                  2003                 Total      (Liabilities)
                                    --------------------------------------------------------------------------------
Foreign Exchange Call Options

(Receive AUS$/Pay US$)
Option amount                       $            86,000  $           67,000                     -   $           153,000  $      166
Average contractual exchange rate.   AUS $1 = USD 0.667  AUS $1 = USD 0.674                     -    AUS $1 = USD 0.670


(Receive AUS$/Pay Euro)
Option amount                       $            11,151  $              9,913  $               406  $            21,470  $      317
Average contractual exchange rate   AUS $1 = Euro 0.653   AUS $1 = Euro 0.659  AUS $1 = Euro 0.667  AUS $1 = Euro 0.656

PART  I  -  OTHER  INFORMATION
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES

Item  1   Legal  Proceedings
          Refer  Note  5 to the Condensed Consolidated Financial Statements

Item  2   Changes  in  Securities
          None

Item  3   Defaults  Upon  Senior  Securities
          None

Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders

          The Company's Annual Meeting of Shareholders was held on November 6, 2000. The holders of 23,394,629 shares of the Company's stock (approximately 76% of the outstanding shares) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (1) to elect two directors, to serve for a three year term; (2) to amend the Company's Certificate of Incorporation to double the number of authorized shares of Common Stock (3) to ratify the selection of auditors of the Company for the fiscal year ending June 30, 2001; and (4) to transact such other business as may properly come before the meeting.

          (1) Dr Peter C Farrell and Dr Gary W Pace, nominated by the Company's Board of Directors, were elected to serve until 2003. There were no other nominees.

                 Shares  were  voted  as  follows:

                 NAME                      FOR            WITHHOLDING  VOTE  FOR
                 Dr  Peter  C  Farrell     23,285,042     109,587
                 Dr  Gary  W  Pace         23,175,902     218,727

          (2) An amendment to the Certificate of Incorporation of the Company to double the number of authorized shares of Common stock from 50,000,000 to 100,000,000, was approved: affirmative votes, 22,431,371; negative votes, 917,403.

          (3) The selection of KPMG LLP as independent public accountants for the 2001 fiscal year was ratified: affirmative votes, 23,346,759 shares; negative votes 7,634 shares.

          (4)  There was no other business transacted at the meeting.

Item  5   Other  Information
          None

Item  6   Exhibits  and  Report  on  Form  8K

Exhibits  The  following  exhibits  are  filed  as  a  part  of  this report:
          - Exhibit  27.1  Financial  Data  Schedule

            Report  on  Form  8-K
          - None

PART  I  -  FINANCIAL  INFORMATION                                       Item  3
--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ResMed  Inc




/s/  PETER  C  FARRELL
----------------------
Peter  C  Farrell
President and Chief Executive Officer




/s/  ADRIAN  M  SMITH
---------------------
Adrian  M  Smith
Vice President Finance and Chief Financial Officer

PART  I  -  OTHER  INFORMATION
--------------------------------------------------------------------------------