Form 10-Q
period 2000-12-31
RESMED INC
filed 2001-02-14
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER  31,  2000

[     ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ___________ TO ___________

                        Commission file number:  0-26038

                                   ResMed Inc
             (Exact name of registrant as specified in its charter)

                                    Delaware
            (State or other jurisdiction of incorporation or organization)

                                   98-0152841
                        (IRS Employer Identification No)

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

                            Yes [ x ]     No [     ]

As of December 31, 2000, 31,160,224 shares of Common Stock ($0.004 par value) were outstanding.

                           RESMED INC AND SUBSIDIARIES
                                      INDEX

PART  I   FINANCIAL  INFORMATION
                                                                       Page
Item 1    Financial Statements
          Condensed Consolidated Balance Sheets (unaudited) as of      3
          December 31, 2000 and June 30, 2000

          Condensed Consolidated Statements of Income (unaudited) for  4 the Three Months Ended December 31, 2000 and 1999 and
          the Six Months Ended December 31, 2000 and 1999

          Unaudited Condensed Consolidated Statements of Cash Flows    5
          for the Six Months Ended December 31, 2000 and 1999

          Notes to Unaudited Condensed Consolidated Financial          6
          Statements

Item 2    Management's Discussion and Analysis of Financial            13
          Conditions and Results of Operations

Item 3    Quantitative and Qualitative Disclosures About Market Risk   16


PART  II  OTHER  INFORMATION
Item 1 . .Legal Proceedings                                            17

Item 2 . .Changes in Securities                                        17

Item 3 . .Defaults Upon Senior Securities                              17

Item 4 . .Submission of Matters to a Vote of Security Holders          17

Item 5 . .Other Information                                            17

Item 6 . .Exhibits and Reports on Form 8-K                             17

SIGNATURES                                                             18

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                                RESMED INC AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets (Unaudited)
                           (in US$ thousands, except share data)

                                                                  December 31,    June 30,
                                                                  2000            2000
                                                                  -----------     --------
Assets
Current assets
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $    16,857     18,250
 Marketable securities - available for sale. . . . . . . . . . .        1,322      3,713
 Accounts receivable, net of allowance for doubtful accounts of
   $734 at December 31, 2000 and $833 at June 30, 2000 . . . . .       28,965     24,688
 Inventories (note 3). . . . . . . . . . . . . . . . . . . . . .       19,70      15,802
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . .        2,40       2,361
 Prepaid expenses and other current assets . . . . . . . . . . .        6,345      4,358
                                                                  ------------   ---------
Total current assets . . . . . . . . . . . . . . . . . . . . . .       75,679     69,172
                                                                  ------------   ---------

Property, plant and equipment, net of accumulated amortization
   of $16,415 at December 31, 2000 and $13,552 at June 30, 2000.       53,947     36,576
Patents, net of accumulated amortization of $911 at December
   31, 2000 and $789 at June 30, 2000. . . . . . . . . . . . . .        1,352      1,342
Goodwill, net of accumulated amortization of $2,256 at
   December 31, 2000 and $2,003 at June 30, 2000 . . . . . . . .        5,228      5,626
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .        4,039      2,878
                                                                  ------------   ---------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $   140,245    115,594
                                                                  ============   =========

Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $     8,662      5,929
 Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .       12,233      9,224
 Income taxes payable. . . . . . . . . . . . . . . . . . . . . .        7,014      6,469
 Short term debt . . . . . . . . . . . . . . . . . . . . . . . .        4,500          -
                                                                  ------------    --------
Total current liabilities. . . . . . . . . . . . . . . . . . . .       32,409     21,622
                                                                  ------------    --------

Stockholders' equity
Preferred Stock, $0.01 par value,
 2,000,000 shares authorized; none issued. . . . . . . . . . . .            -          -
Series A Junior Participating Preferred Stock, $0.01 par value,
 250,000 shares authorized; none issued. . . . . . . . . . . . .            -          -
Common stock, $0.004 par value, 100,000,000 shares authorized;
 Issued and outstanding 31,160,224 at December 31, 2000 and
 30,593,921 at June 30, 2000 . . . . . . . . . . . . . . . . . .          125        122
Additional paid-in capital . . . . . . . . . . . . . . . . . . .       46,029     41,495
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .       78,985     65,507
Accumulated other comprehensive income (loss) (note 4) . . . . .      (17,303)   (13,152)
                                                                  ------------  ----------
Total stockholders' equity . . . . . . . . . . . . . . . . . . .      107,836     93,972
Commitments and contingencies (note 5) . . . . . . . . . . . . .            -          -
                                                                  ------------  ----------
                                                                  $   140,245    115,594
                                                                  ============  ==========

See accompanying notes to unaudited condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                        RESMED INC AND SUBSIDIARIES
           Condensed Consolidated Statements of Income (Unaudited)
                 (in US$ thousands, except per share data)

                                     Three Months Ended    Six Months Ended
                                        December 31,          December 31,
                                      2000        1999      2000      1999
                                     ------------------    ----------------
Net revenue . . . . . . . . . . . .  $ 34,366    28,135    65,448    54,080
Cost of sales . . . . . . . . . . .    11,345     8,604    21,340    16,828
                                     --------------------  ----------------

Gross profit. . . . . . . . . . . .    23,021    19,531    44,108    37,252
                                     --------------------  ----------------
Operating expenses
Selling, general and administrative    10,724     8,995    20,315    17,405
Research and development. . . . . .     2,505     1,971     4,894     3,861
                                     --------------------  -----------------

Total operating expenses. . . . . .    13,229    10,967    25,209    21,266
                                     --------------------  -----------------

Income from operations. . . . . . .     9,792     8,564    18,899    15,986
                                     --------------------  -----------------
Other income (expense), net:
Interest income, net. . . . . . . .       105       203       103       337
Government grants . . . . . . . . .        72       139        72       279
Other, net. . . . . . . . . . . . .       498      (644)    1,381      (913)
                                     --------------------  -----------------

Total other income (expense), net .       675      (302)    1,556      (297)
                                     --------------------  -----------------
Income before income taxes. . . . .    10,467     8,262    20,455    15,689
Income taxes. . . . . . . . . . . .    (3,569)   (2,900)   (6,977)   (5,492)
                                     --------------------  -----------------

Net income. . . . . . . . . . . . .  $  6,898     5,362    13,478    10,197
                                     ====================  =================

Basic earnings per share. . . . . .     $0.22      0.18      0.44      0.34
Diluted earnings per share. . . . .     $0.21      0.17      0.41      0.32

Basic shares outstanding. . . . . .    31,037    29,896    30,923    29,794
Diluted shares outstanding. . . . .    33,222    31,746    33,150    31,526

See accompanying notes to unaudited condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                          RESMED INC AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                              (in US$ thousands)

                                                                    Six Months Ended
                                                                      December 31,
                                                                     2000        1999
                                                                  ----------  ---------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   13,478  $ 10,197

Adjustments to reconcile net income to net cash provided
 by operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . .       3,743     2,938
Provision for service warranties . . . . . . . . . . . . . . . .          50       103
Foreign currency options revaluations. . . . . . . . . . . . . .         463       641
Changes in operating assets and liabilities:
Accounts receivable, net . . . . . . . . . . . . . . . . . . . .      (4,550)   (2,497)
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,352)   (5,388)
Prepaid expenses and other current assets. . . . . . . . . . . .      (1,729)     (930)
Accounts payable, accrued expenses and other liabilities . . . .       4,932     1,939
                                                                  ----------  ---------

Net cash provided by operating activities. . . . . . . . . . . .      12,035      7,003
                                                                  ----------  ---------

Cash flows from investing activities:
Purchases of property, plant and equipment . . . . . . . . . . .     (22,335)    (5,608)
Patents costs. . . . . . . . . . . . . . . . . . . . . . . . . .        (267)      (332)
Purchase of non-trading investments. . . . . . . . . . . . . . .      (1,704)    (1,049)
Purchases of marketable securities - available for sale. . . . .     (17,263)   (12,370)
Proceeds from sale of marketable securities - available for sale      19,654     10,286
                                                                  ----------  ---------

Net cash used in investing activities. . . . . . . . . . . . . .     (21,915)    (9,073)
                                                                  ----------  ---------

Cash flows from financing activities:
Proceeds from issuance of common stock . . . . . . . . . . . . .       4,537      2,649
Proceeds from short-term debt. . . . . . . . . . . . . . . . . .      10,000          -
Repayment of short-term debt . . . . . . . . . . . . . . . . . .      (5,500)         -
                                                                  ----------  ---------

Net cash provided by financing activities. . . . . . . . . . . .       9,037      2,649
                                                                  ----------  ---------

Effect of exchange rate changes on cash. . . . . . . . . . . . .        (550)      (144)
                                                                  ----------  ---------

Net increase (decrease) in cash and cash equivalents . . . . . .      (1,393)       435

Cash and cash equivalents at beginning of period . . . . . . . .      18,250     11,108
                                                                  ----------  ---------

Cash and cash equivalents at end of period . . . . . . . . . . .  $   16,857  $  11,543
                                                                  ==========  =========

Supplemental disclosure of cash flow information:
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . .       5,837      6,039
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . .         285          -

See accompanying notes to unaudited condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       12

(1)     Organization  and  Basis  of  Presentation
        ------------------------------------------

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2000 and the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

(c)     Cash  and  Cash  Equivalents
        ----------------------------

Cash equivalents include certificates of deposit, commercial paper, and other highly liquid investments stated at cost, which approximates market. Investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the condensed consolidated statements of cash flows.

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

(h)     Government  Grants
        ------------------

Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development and export of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants of $72,000 and $139,000 have been recognized for the three-month periods ended December 31, 2000 and 1999, respectively and $72,000 and $279,000 for the six-month periods ended December 31, 2000 and 1999, respectively.

(i)     Foreign  Currency
        -----------------
The consolidated financial statements of the Company's non-US subsidiaries are translated into US dollars for financial reporting purposes. Assets and liabilities of non-US subsidiaries whose functional currencies are other than the US dollar are translated at period end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of "Other comprehensive income (loss)", as described in Note 4, and are included in "Accumulated other comprehensive income (loss)" on the Condensed Consolidated Balance Sheets until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

(2)     Summary  of  Significant  Accounting  Policies,  Continued
        ----------------------------------------------------------

(j)     Research  and  Development
        --------------------------
        All research and development  costs are expensed in the period incurred.

(k)     Earnings  per  Share
        --------------------

The weighted average shares used to calculate basic earnings per share was 31,037,000 and 29,896,000 for the quarters ended December 31, 2000 and 1999, respectively, and 30,923,000 and 29,794,000 for the six month periods ended December 31, 2000 and 1999, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 2,185,000 and 1,850,000 for the quarters ended December 31, 2000 and 1999, respectively, and by 2,227,000 and 1,732,000 for the six month periods ended December 31, 2000 and 1999, respectively.

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

The purpose of the Company's foreign currency hedging activities is to protect the Company from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian manufacturing activities. The Company enters into foreign currency option contracts to hedge anticipated sales and manufacturing costs denominated principally in Australian dollars and Euros. The terms of such foreign currency option contracts generally do not exceed three years.

Unrealized gains or losses are recognized as incurred on the condensed consolidated balance sheets as either other assets or other liabilities and are recorded within other income, net on the Company's condensed consolidated statements of income. Unrealized gains and losses on currency derivatives are determined based on dealer quoted prices.

(2)     Summary  of  Significant  Accounting  Policies,  Continued
        ----------------------------------------------------------

(m)     Foreign  Exchange  Risk  Management,  Continued
        -----------------------------------------------

As of July 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which standardizes the accounting for derivative instruments. Under the restrictive definition of hedge effectiveness contained in SFAS 133, the Company's hedging contracts do not have hedge effectiveness and are therefore marked to market with resulting gains or losses being recognized in earnings in the period of change.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. The credit exposure of foreign exchange options at December 31, 2000 was $2,164,000 which represents the fair value of options held by the Company.

The Company held foreign currency option contracts with notional amounts totaling $250,347,000 and $171,530,000 at December 31, 2000 and June 30, 2000,
respectively to hedge foreign currency items. These contracts mature at various dates prior to July 31, 2002.

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

At December 31, 2000 and June 30, 2000, the Company's investments in debt securities were classified on the Condensed consolidated balance sheets as marketable securities-available for sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

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

(p)     Warranty
        --------
Estimated  future  warranty   costs   related   to   products   are  accrued  to
operations  in  the  period  in  which  the  related   revenue   is  recognized.

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

(3)     Inventories
        -----------

Inventories were comprised of the following at December 31, 2000 and June 30, 2000:

(In $US thousands)  December 31,   June 30,
                            2000      2000
                    -------------  --------

Raw materials. . .  $       6,554     4,826
Work in progress .            765       297
Finished goods . .         12,471    10,679
                    -------------  --------
                    $      19,790    15,802
                    =============  ========

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

        ---------------------------------

The net gain associated with the foreign currency translation adjustments for the three months ended December 31, 2000 was $2,669,000 compared to a net loss of $281,000 for the three months ended December 31, 1999. The net loss associated with the foreign currency translation adjustments for the six months ended December 31, 2000 was $4,151,000 compared to a net loss of $896,000 for the six months ended December 31, 1999.

The  Company  does  not  provide  for   US   income  taxes  on  foreign currency
translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at December 31, 2000 and June 30, 2000 consisted of foreign currency translation adjustments with debit balances of $17,303,000 and $13,152,000 respectively.

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

In September 2000, the Company was named as a defendant in a qui tam proceeding filed in the United States District Court for the Northern District of Georgia, brought by a private citizen, alleging that the Company violated federal healthcare laws. The Federal Government has declined to intervene in the action, and the Company intends to vigorously defend its position.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                 OPERATION

Net  Revenue

Net revenue increased for the three months ended December 31, 2000 to $34.4 million from $28.1 million, for the three months ended December 31, 1999, an increase of $6.3 million or 22%. For the six month period ended December 31, 2000 net revenue increased to $65.4 million from $54.1 million for the six month period ended December 31, 1999, an increase of $11.3 million or 21%. Both the three month and six month increases in net revenue were attributable to an increase in unit sales of the Company's flow generators and accessories in both domestic and international markets. Net revenue in North and Latin America increased to $18.9 million from $14.9 million for the quarter, and to $36.3 million from $29.7 million for the six month periods ended December 31, 2000 and 1999 respectively. Net revenue in international markets increased to $15.5 million from $13.2 million for the quarter, and to $29.1 million from $24.4 million for the six month periods ended December 31, 2000 and 1999, respectively.

Gross  Profit

Gross profit increased for the three months ended December 31, 2000 to $23.0 million from $19.5 million for the three months ended December 31, 1999, an increase of $3.5 million or 18%. Gross profit as a percentage of net revenue decreased for the quarter ended December 31, 2000 to 67% from 69% for the quarter ended December 31, 1999 reflecting a modest shift in the geographical sales mix.

For the six month period ended December 31, 2000 gross profit increased to $44.1 million from $37.3 million in the same period of fiscal 2000, an increase of $6.8 million or 18%. Gross profit as a percentage of net revenue decreased for the six month period ended December 31, 2000 to 67% from 69% for the six months ended December 31, 1999. This decline also resulted from a modest shift in the geographical sales mix.


Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2000 to $10.7 million from $9.0 million for the three months ended December 31, 1999, an increase of $1.7 million or 19%. As a percentage of net revenue, selling, general and administrative expenses for the three months ended December 31, 2000 declined to 31.2% from 32.0% for the three months ended December 31, 1999. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other expenses related to the increase in Company sales.

Selling, general and administrative expenses for the six months ended December 31, 2000 increased to $20.3 million from $17.4 million for the six months ended December 31, 1999, an increase of $2.9 million or 17%. As a percentage of net revenue selling, general and administration expenses declined to 31.0% for the six months ended December 31, 2000 from 32.2% in the six months ended December 31, 1999.

Research  and  Development  Expenses

Research and development expenses increased for the three months ended December 31, 2000 to $2.5 million from $2.0 million for the three months ended December 31, 1999, an increase of $534,000 or 27%. As a percentage of net revenue, research and development expenses increased to 7.3% for the three months ended December 31, 2000 compared to 7.0% for the three months ended December 31, 1999. The increase in gross research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products.

For the six month period ended December 31, 2000 research and development expenses increased to $4.9 million from $3.9 million for the same period in fiscal 2000, an increase of $1.0 million or 27%. As a percentage of net revenue, research and development expenses was 7.5% for the six months ended December 31, 2000 compared to 7.1% for the six months ended December 31, 1999. The increase in gross research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products.



Other  Income  (Expense),  Net

Other income, net, increased for the three months ended December 31, 2000 to $675,000 from a loss of $302,000 for the three months ended December 31, 1999, an improvement of $977,000. The increase in other income was due primarily to higher net foreign currency exchange gains.

Other income, net improved for the six months ended December 31, 2000 to $1,556,000 from a loss of $297,000 for the six months ended December 31, 1999. The increase in other income was attributable to higher net foreign currency exchange gains.


Income  Taxes

The Company's effective income tax rate declined to approximately 34.1% for the three months ended December 31, 2000 from approximately 35.1% for the three months ended December 31, 1999 and for the six month period ended December 31, 2000 declined to 34.1% from 35.0% for the six month period ended December 31, 1999. The lower tax rate was primarily due to the lowering of the corporate tax rate in Australia from 36% to 34% effective from July 1, 2000.

Liquidity  and  Capital  Resources

As of December 31, 2000 and June 30, 2000, the Company had cash and cash equivalents and marketable securities available for sale of approximately $18.2 million and $22.0 million, respectively. The Company's working capital approximated $43.3 million and $47.6 million, at December 31, 2000 and June 30, 2000, respectively.

During the six months ended December 31, 2000, the Company generated cash of $12.0 million from operations, primarily as a result of increased profit from operations offset by increases in inventory and accounts receivable balances. During the six months ended December 31, 1999 approximately $7.0 million of cash was generated by operations.

The Company's capital expenditures for the six month periods ended December 31, 2000 and 1999 aggregated $22.3 million and $5.6 million respectively. The majority of the expenditures in the six month period ended December 31, 2000 related to the purchase of land and buildings and, to a lesser extent, computer equipment, furniture and fixtures and production tooling and equipment. The increase in expenditures in the six month period ended December 31, 2000 compared to the six months ended December 31, 1999 reflects the capital expenditure of $17.2 million on the company's US headquarters in Poway, California in July 2000. As a result of these capital expenditures, the Company's December 31, 2000 balance sheet reflects net property plant and equipment of approximately $53.9 million at December 31, 2000 compared to $36.6 million at June 30, 2000.

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

The Company expects to satisfy all of its short-term liquidity requirements through a combination of cash on hand, cash generated from operations and its $20 million revolving loan facility with the Union Bank of California, of which $15.5 million is available at December 31, 2000.

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

The Company has established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditure. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency exposures denominated in the Euros and Australian dollar. Under this program, increases or decreases in the Company's foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

The table below provides information about the Company's foreign currency derivative financial instruments, by functional currency and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at December 31, 2000. The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates for the Company's foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under contracts.


                                    Fiscal Year
(In US$thousands). . . . . . . . .  2001                  2002              2003                  Total
                                    -----------------    -----------------  --------------------  -------------------
Foreign Exchange Call Options

(Receive AUS$/Pay US$)
Option amount. . . . . . . . . . .  $90,000              $142,000           -                     $232,000
Average contractual exchange rate.  AUS$1 = USD 0.633    AUS$1 = USD 0.620                        AUS $1 = USD 0.627


(Receive AUS$/Pay Euro)
Option amount. . . . . . . . . . .  $7,707               $10,221            $419                  $18,347
Average contractual exchange rate.  AUS$1 = Euro0.657    AUS$1 = Euro0.659  AUS $1 = Euro 0.667   AUS $1 = Euro 0.659


(In US$thousands). . . . . . . . .  Fair Value
                                    Assets/(Liabilities)
                                    --------------------
Foreign Exchange Call Options

(Receive AUS$/Pay US$)
Option amount. . . . . . . . . . .  $2,036
Average contractual exchange rate


(Receive AUS$/Pay Euro)
Option amount. . . . . . . . . . .  $128
Average contractual exchange rate

PART  II  -  OTHER  INFORMATION                                       Items  1-6
--------------------------------------------------------------------------------

                          RESMED INC AND SUBSIDIARIES



Item  1   Legal  Proceedings
          See  Note  5  to  the  Condensed  Consolidated  Financial  Statements

Item  2   Changes  in  Securities
          None

Item  3   Defaults  Upon  Senior  Securities
          None

Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders
          None

Item  5   Other  Information
          None

Item  6   Exhibits  and  Report  on  Form  8K
          On January 23, 2001 ResMed Inc filed a Form 8-K reporting a second amendment to the Rights Agreement between ResMed Inc and American Stock Transfer and Trust dated April 23, 1997.

PART  II  -  OTHER  INFORMATION                                       Signatures
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ResMed  Inc





/S/  PETER  C  FARRELL
________________________________________________________
Peter  C  Farrell
President  and  Chief  Executive  Officer





/S/  ADRIAN  M  SMITH
________________________________________________________
Adrian  M  Smith
Vice  President  Finance  and  Chief  Financial  Officer