Form 10-Q
period 2001-03-31
RESMED INC
filed 2001-05-15
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2001

[     ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD FROM ________  TO ________


                                     0-26038
                             Commission file number:

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

                            Yes [ x ]     No [     ]

As of March 31, 2001, there were 31,308,291 shares of Common Stock ($0.004 par value) outstanding.

                           RESMED INC AND SUBSIDIARIES
                                      INDEX

PART  I     FINANCIAL  INFORMATION

                                                                           Page
Item 1  Financial Statements
        Condensed Consolidated Balance Sheets (Unaudited) as of March 31,  3
        2001 and June 30, 2000

        Unaudited Condensed Consolidated Statements of Income for          4
        the Three Months Ended March 31, 2001 and 2000 and the
        Nine Months ended March 31, 2001 and 2000

        Unaudited Condensed Consolidated Statements of Cash Flows          5
        for the Nine Months Ended March 31, 2001 and 2000

        Notes to Unaudited Condensed Consolidated Financial                6
        Statements

Item 2  Management's Discussion and Analysis of Financial Condition        14
        and Results of Operations

Item 3  Quantitative and Qualitative Disclosures About Market Risk         18





PART  II     OTHER  INFORMATION

Item 1  Legal Proceedings                                                  20

Item 2  Changes in Securities                                              20

Item 3  Defaults Upon Senior Securities                                    20

Item 4  Submission of Matters to a Vote of Security Holders                20

Item 5  Other Information                                                  20

Item 6  Exhibits and Reports on Form 8-K                                   20

        SIGNATURES                                                         21

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

                                                  RESMED INC AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheets (Unaudited)
                                        (in thousands, except share and per share data)

                                                                                                          March 31,   June 30,
                                                                                                            2001       2000
                                                                                                          ---------  ---------
ASSETS
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 24,570   $ 18,250
Marketable securities - available-for-sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      3,713
Accounts receivable, net of allowance for doubtful accounts of $1,176 at March 31, 2001 and
833 at June 30, 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33,076     24,688
Inventories (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28,674     15,802
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,778      2,361
Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,205      4,358
                                                                                                          ---------  ---------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    95,303     69,172
                                                                                                          ---------  ---------

Property, plant and equipment, net of accumulated depreciation of $18,034 at March 31, 2001 and. . . . .    52,962     36,576
13,552 at June 30, 2000
Patents, net of accumulated amortization of $887 at March 31, 2001 and $789 at June  30, 2000. . . . . .     1,302      1,342
Goodwill, net of accumulated amortization of $2,513 at March 31, 2001 and $2,003 at June 30, 2000. . . .    49,647      5,626
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,747      2,878
                                                                                                          ---------  ---------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $200,961   $115,594
                                                                                                          =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,537   $  5,929
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,378      9,224
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,371      6,469
Short term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35,369          -
Payable to former MAP Shareholders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40,058          -
                                                                                                          ---------  ---------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   109,713     21,622
                                                                                                          ---------  ---------
Non current liabilities:
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,978          -
                                                                                                          ---------  ---------
Total non current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,978          -
                                                                                                          ---------  ---------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   113,691     21,622
                                                                                                          ---------  ---------

Stockholders' equity:
Preferred stock, $0.01 par value,. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -
 2,000,000 shares authorized; none issued
Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares authorized; none issued .         -          -
Common Stock, $0.004 par value, 100,000,000 shares authorized; issued and outstanding
 31,308,291 at March 31, 2001 and 30,593,921 at June 30, 2000. . . . . . . . . . . . . . . . . . . . . .       125        122
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47,463     41,495
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    68,791     65,507
Accumulated other comprehensive loss (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (29,109)   (13,152)
                                                                                                          ---------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    87,270     93,972
                                                                                                          ---------  ---------
Commitments and contingencies (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -
Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $200,961   $115,594
                                                                                                          =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

                               RESMED INC AND SUBSIDIARIES
                  Unaudited Condensed Consolidated Statements of Income
                          (in thousands, except per share data)




                                                 Three Months Ended    Nine Months Ended
                                                      March 31,            March 31,
                                                   2001       2000      2001       2000
                                                ----------  --------  ---------  --------
Net revenue. . . . . . . . . . . . . . . . . .  $  42,680   $29,971   $108,128   $84,051
Cost of sales. . . . . . . . . . . . . . . . .     13,757    10,152     35,097    26,980
Gross profit . . . . . . . . . . . . . . . . .     28,923    19,819     73,031    57,071
                                                ----------  --------  ---------  --------

Operating expenses:
Selling, general and administrative expenses .     13,727     9,459     34,042    26,864
Provision for restructure (note 6) . . . . . .        550         -        550         -
Research and development expenses. . . . . . .      3,017     2,103      7,911     5,964
In process research and development write off.     17,677         -     17,677         -
                                                ----------  --------  ---------  --------
Total operating expenses . . . . . . . . . . .     34,971    11,562     60,180    32,828
                                                ----------  --------  ---------  --------

Income from operations . . . . . . . . . . . .     (6,048)    8,257     12,851    24,243
                                                ----------  --------  ---------  --------

Other income (expenses), net:
Interest income (expense), net . . . . . . . .       (256)      205       (153)      542
Government grants. . . . . . . . . . . . . . .          -         -         72       279
Other income, net. . . . . . . . . . . . . . .        448       533      1,829      (380)
                                                ----------  --------  ---------  --------

Total other income, net. . . . . . . . . . . .        192       738      1,748       441
                                                ----------  --------  ---------  --------

Income before income taxes . . . . . . . . . .     (5,856)    8,995     14,599    24,684
Income taxes . . . . . . . . . . . . . . . . .     (4,338)   (3,157)   (11,315)   (8,649)
                                                ----------  --------  ---------  --------

Net income (loss) after income taxes . . . . .   ($10,194)  $ 5,838   $  3,284   $16,035
                                                ==========  ========  =========  ========

Basic earnings (loss) per share. . . . . . . .     ($0.33)  $  0.19   $   0.11   $  0.53
Diluted earnings (loss) per share. . . . . . .     ($0.30)  $  0.18   $   0.10   $  0.50

Basic shares outstanding . . . . . . . . . . .     31,246    30,294     31,030    29,975
Diluted shares outstanding . . . . . . . . . .     33,691    32,553     33,330    31,869

See accompanying notes to unaudited condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

                                      RESMED INC AND SUBSIDIARIES
                       Unaudited Condensed Consolidated Statements of Cash Flows
                                          (in US$ thousands)

                                                                                   Nine Months Ended
                                                                                        March 31,
                                                                                    2001       2000
                                                                                  ---------  ---------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,284   $ 16,035
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .     5,708      4,860
Provision for service warranties . . . . . . . . . . . . . . . . . . . . . . . .        99        157
Foreign currency options revaluations. . . . . . . . . . . . . . . . . . . . . .     2,588      1,928
Restructuring provision. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       550          -
Purchased in process research and development write off. . . . . . . . . . . . .    17,677          -
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,501)    (6,021)
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,569)    (7,481)
Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . .    (2,674)      (919)
Accounts payable, accrued expenses and other liabilities . . . . . . . . . . . .     5,471      4,578
                                                                                  ---------  ---------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . .    19,633     13,137
                                                                                  ---------  ---------

Cash flows from investing activities:
Purchases of property, plant and equipment . . . . . . . . . . . . . . . . . . .   (24,435)    (8,194)
Patents costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (386)      (623)
Purchase of investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,216)    (1,489)
Business acquisitions, net of cash acquired of $367. . . . . . . . . . . . . . .   (14,899)      (576)
Purchases of marketable securities - available-for-sale. . . . . . . . . . . . .   (17,263)   (27,128)
Proceeds from sale of marketable securities - available-for-sale . . . . . . . .    20,976     24,828
                                                                                  ---------  ---------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . .   (38,223)   (13,182)
                                                                                  ---------  ---------

Cash flows from financing activities:
Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . .     5,971      6,081
Repayment of short term debt . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,213)         -
Proceeds from short term debt. . . . . . . . . . . . . . . . . . . . . . . . . .    27,500          -
                                                                                  ---------  ---------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .    27,258      6,081
                                                                                  ---------  ---------

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . . .    (2,348)      (788)
                                                                                  ---------  ---------

Net (decrease)/increase in cash and cash equivalents . . . . . . . . . . . . . .     6,320      5,248
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .    18,250     11,108
                                                                                  ---------  ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .  $ 24,570   $ 16,356
                                                                                  =========  =========
Supplemental disclosure of cash flow information:
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,601   $  7,930
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       565          -
                                                                                  =========  =========
Fair value of assets acquired on acquisition . . . . . . . . . . . . . . . . . .    30,194          -
Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (21,876)         -
Goodwill on acquisition. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47,119          -
Consideration for acquisition, including acquisition costs . . . . . . . . . . .    55,437          -
                                                                                  ---------  ---------
Cash paid for acquisition. . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,266          -
Accrued acquisition costs and balance payable to former shareholders . . . . . .    40,171          -

     See accompanying notes to condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 and the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

(g)     Goodwill
        --------

     Goodwill arising from business acquisitions is amortized on a straight-line basis over periods ranging from three to 20 years. The Company carries goodwill at cost net of amortization. The Company reviews its goodwill carrying value when events indicate that an impairment may have occurred in goodwill. If, based on the undiscounted cash flows, management determines goodwill is not recoverable, goodwill is written down to its discounted cash flow value and the amortization period is re-assessed.

(h)     Government  Grants
        ------------------

Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support continued development and export of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants of $72,000 and $279,000 have been recognized for the nine-month periods ended March 31, 2001 and 2000, respectively.

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

(k)     Earnings  per  Share
        --------------------

The weighted average shares used to calculate basic earnings per share was 31,246,000 and 30,294,000 for the quarters ended March 31, 2001 and 2000, respectively, and 31,030,000 and 29,975,000 for the nine-month periods ended March 31, 2001 and 2000, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 2,445,000 and 2,259,000 for the quarters ended March 31, 2001 and 2000, respectively, and by 2,300,000 and 1,894,000 for the nine-month periods ended March 31, 2001 and 2000, respectively.

(l)     Financial  Instruments
        ----------------------

The carrying value of financial instruments, such as cash and cash equivalents, marketable securities - available-for-sale, accounts receivable, government grants, foreign currency option contracts and accounts payable approximate their fair value. The Company does not hold or issue financial instruments for trading purposes.

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

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. The credit exposure of foreign exchange options at March 31, 2001 was $372,000 which represents the fair value of options held by the Company.

The Company held foreign currency option contracts with notional amounts totaling $238,889,000 and $171,530,000 at March 31, 2001 and June 30, 2000,
respectively to hedge foreign currency items. These contracts mature at various dates prior to July 31, 2002.

The Company has a forward exchange contract for EUR 40.9 million to hedge the balance of money payable on the acquisition of MAP.

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

(o)     Marketable  Securities
        ----------------------

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in Accumulated other comprehensive income (loss).

At March 31, 2001 and June 30, 2000, the Company's investments in debt securities were classified on the Condensed consolidated balance sheets as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

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

(3)     Inventories
        -----------

Inventories  were comprised of the following at March 31, 2001 and June 30, 2000
(in  thousands):

                  March 31,   June 30,
                     2001       2000
                  ----------  --------
Raw materials. .  $    6,723     4,826
Work in progress         984       297
Finished goods .      20,967    10,679
                  ----------  --------
                  $   28,674    15,802
                  ==========  ========

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

        ---------------------------------

The net loss associated with the foreign currency translation adjustments for the three months ended March 31, 2001 was $11.8 million compared to a net loss of $5.7 million for the three months ended March 31, 2000. The net loss associated with the foreign currency translation adjustments for the nine months ended March 31, 2001 was $16.0 million compared to a net loss of $6.6 million for the nine months ended March 31, 2000.


The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at March 31, 2001 and June 30, 2000 consisted of foreign currency translation adjustments with debit balances of $29,109,000 and $13,152,000 respectively.

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

In January 2001, MAP Medizin-Technologie GmbH filed a lawsuit in the Civil Chamber of Munich Court against Hofrichter GmbH seeking actual and exemplary monetary damages for the unauthorized and infringing use of the Company's trademarks and patents.

While the Company is prosecuting the above actions, there can be no assurance that the Company will be successful.

        --------------------------------------------

On March 31, 2000, the Company filed a lawsuit in the United States District Court for the Southern District of California against MPV Truma and Tiara Medical Systems, Inc., seeking actual and exemplary monetary damages and injunctive relief for the unauthorized and infringing use of the Company's trademarks, trade dress, and patents related to its Mirage mask. The parties reached a confidential out of court settlement on April 9, 2001.

In May 1995, Respironics and its Australian distributor filed a Statement of Claim against the Company and Dr. Farrell in the Federal Court of Australia, alleging that the Company engaged in unfair trade practices. The Statement of Claim asserted damage claims for lost profits on sales in the aggregate amount of approximately $1,000,000. The Parties reached a confidential out of court settlement of this Action on April 16, 2001.

In September 2000, the Company was named as a defendant in a qui tam proceeding filed in the United States District Court for the Northern District of Georgia, brought by a private citizen, alleging that the Company violated federal healthcare laws. The Federal Government declined to intervene in the action. On March 22, 2001, the District Court dismissed the Complaint without prejudice.

(6)     Provision  for  Restructure
        ---------------------------

Subsequent to the purchase of MAP Medizin - Technologie GmbH, "MAP", the Company has begun limited restructuring of MAP's activities and for the three months ended March 31, 2001, has taken a charge of $550,000 associated with the closure and/or sale of MAP's unprofitable French operations.

(7)     Business  Acquisition
        ---------------------


On February 16, 2001 the Company's fully owned German subsidiary ResMed Beteiligungs GmbH, acquired all the common stock of MAP Medizin-Technologie GmbH "MAP" for total consideration, including acquisition costs, of $55.4 million.

The acquisition has been accounted for as a purchase and accordingly, the results of operations of MAP have been included in the company's consolidated financial statements from February 16, 2001. The excess of the purchase price over the fair value of the net identifiable assets acquired of $47.1 million has been recorded as goodwill and is being amortized on a straight line basis over 20 years.

The following unaudited pro-forma financial information presents the combined results of operations of the Company and MAP as if the acquisition had occurred as of the beginning of the nine-month periods ended March 31, 2001 and March 31, 2000, after giving effect to certain adjustments, including amortization of goodwill and increased interest expense associated with debt funding the acquisition. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and MAP constituted a single entity during such periods.


The Pro-forma net income for the nine-month period ended March 31, 2001 excludes non-recurring acquisition charges of $17,677,000 for purchased in process research and development and $550,000 for restructuring of MAP's French operations.

                                        Nine Months Ended
(In thousands except per share data)         March 31,

                                          2001      2000
                                        --------  --------
Net revenue. . . . . . . .              $124,551  $102,832

Net income . . . . . . . .              $ 20,323  $ 13,532

Basic earnings per share .              $   0.65  $   0.45
Diluted earnings per share              $   0.61  $   0.42

Basic shares outstanding .              31,030    29,975
Diluted shares outstanding              33,330    31,869


PART  I  -  FINANCIAL  INFORMATION                                      Item  2
-------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                    OPERATION

Net  Revenue
------------

Net revenue increased for the three months ended March 31, 2001 to $42.7 million from $30.0 million for the three months ended March 31, 2000, an increase of $12.7 million or 42%. For the nine month period ended March 31, 2001 net revenue increased to $108.1 million from $84.1 million for the nine month period ended March 31, 2000, an increase of $24.0 million or 29%. Both the three month and nine month increases in net revenue were attributable to an increase in unit sales of the Company's flow generators and accessories in both domestic and international markets and also to the acquisition on February 16, 2001 of MAP Medizin-Technologie GmbH "MAP", which contributed net revenue of $2.9 million for the quarter. Net revenue in North and Latin America increased to $21.3 million from $15.4 million for the quarter, and to $57.6 million from $45.1 million for the nine month periods ended March 31, 2001 and 2000 respectively. Net revenue in international markets increased to $21.4 million from $14.5 million for the quarter, and to $50.6 million from $38.9 million for the nine month periods ended March 31, 2001 and 2000, respectively.


Gross  Profit
-------------

Gross profit increased for the three months ended March 31, 2001 to $28.9 million from $19.8 million for the three months ended March 31, 2000, an increase of $9.1 million or 46%. Gross profit as a percentage of net revenue increased for the quarter ended March 31, 2001 to 68% from 66% for the quarter ended March 31, 2000 reflecting a favorable AUD/USD exchange rate as well as improved manufacturing efficiencies through increased volumes.

For the nine-month period ended March 31, 2001 gross profit increased to $73.0 million from $57.1 million in the same period of fiscal 2000, an increase of $15.9 million or 28%. Gross profit as a percentage of net revenue was 68% for the nine-month periods ended March 31, 2001 and 2000.

Selling,  General  and  Administrative  Expenses
------------------------------------------------

Selling, general and administrative expenses increased for the three months ended March 31, 2001 to $13.7 million from $9.5 million for the three months ended December 31, 2000, an increase of $4.2 million or 44%. As a percentage of net revenue, selling, general and administrative expenses for the three months ended March 31, 2001 increased to 32.2% from 31.6% for the three months ended
March 31, 2000. The increase in selling, general and administrative expenses was primarily due to an expansion of selling and administration personnel associated with the growth of company operations, including $1.4 million of SG&A expenses from MAP.

Selling, general and administrative expenses for the nine months ended March 31, 2001 increased to $34.0 million from $26.9 million for the nine months ended March 31, 2000, an increase of $7.1 million or 26%. As a percentage of net revenue selling, general and administration expenses declined to 31.5% for the nine months ended March 31, 2001 from 32.0% in the nine months ended March 31, 2000.

Research  and  Development  Expenses
------------------------------------

Research and development expenses increased for the three months ended March 31, 2001 to $3.0 million from $2.1 million for the three months ended March 31, 2000, an increase of $0.9 million or 43%. As a percentage of net revenue, research and development expenses increased to 7.1% for the three months ended March 31, 2001 compared to 7.0% for the three months ended March 31, 2000. The increase in gross research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products.

For the nine month period ended March 31, 2001 research and development expenses increased to $7.9 million from $6.0 million for the same period in fiscal 2000, an increase of $1.9 million. As a percentage of net revenue, research and development expenses was 7.3% for the nine months ended March 31, 2001 compared to 7.1% for the nine months ended March 31, 2000. The increase in gross research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products.


In  Process  Research  and  Development  Write  Off
---------------------------------------------------

Purchased in process research and development of $17,677,000 was expensed upon acquisition of MAP because technological feasibility of the products under development had not been established and no further alternative uses existed. The value of in process technology was calculated by identifying research projects in areas for which technological feasibility had not been established, estimating the costs to develop the purchased in process technology into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the reduced percentage completion of the projects thereto. The discount rates used in the analysis were between 27% and 33% and were based on the risk profile of the acquired assets.

The Company believes that the assumptions used to value the acquired intangible assets were reasonable at the time of acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project revenues, development costs or profitability, or events associated with such projects, will transpire as estimated. For these reasons, among others, actual results may vary from the projected results.

-15

Other  Income  (Expense),  Net
------------------------------

Other income, net, decreased for the three months ended March 31, 2001 to $192,000 from $738,000 for the three months ended March 31, 2000. The decrease in other income was due primarily to an increase in interest expense associated with debt funding the MAP acquisition.

Other income, net increased for the nine months ended March 31, 2001 to $1,748,000 from $441,000 for the nine months ended March 31, 2000. The increase in other income was attributable to higher net foreign currency exchange gains, partially offset by an increase in interest expense.



Income  Taxes
-------------

Excluding a non-recurring in process research and development write-down of $17.7 million and restructuring charge of $0.6 million, the Company's effective income tax rate was unchanged at approximately 35.1% for the three months ended March 31, 2001 and 2000. For the nine month period ended March 31, 2001 the Company's effective income tax rate declined to 34.5% from 35.0% for the nine month period ended March 31, 2000. The lower tax rate was primarily due to the lowering of the corporate tax rate in Australia from 36% to 34% effective from July 1, 2000, partially offset in the current quarter by an increase in non-deductible goodwill expense.


Liquidity  and  Capital  Resources
----------------------------------

As of March 31, 2001 and June 30, 2000, the Company had cash and cash equivalents and marketable securities available-for-sale of approximately $24.6 million and $22.0 million, respectively. The Company also had short term debt of $35.4 million and an amount payable to the former MAP shareholders of $40.1 million as of March 31, 2001.

During the nine months ended March 31, 2001, the Company generated cash of $19.6 million from operations, primarily as a result of increased profit from operations offset by increases in inventory and accounts receivable balances. During the nine months ended March 31, 2000 approximately $13.1 million of cash was generated by operations.

The Company's capital expenditures for the nine month periods ended March 31, 2001 and 2000 aggregated $24.4 million and $8.2 million respectively. The majority of the expenditures in the nine month period ended March 31, 2001 related to the purchase of land and buildings and, to a lesser extent, computer equipment, furniture and fixtures and production tooling and equipment. The increase in expenditures in the nine month period ended March 31, 2001 compared to the nine months ended March 31, 2000 reflects the capital expenditure of $17.2 million on the company's US headquarters in Poway, California in July 2000. As a result of these capital expenditures, the Company's March 31, 2001 balance sheet reflects net property plant and equipment of approximately $53.0 million at March 31, 2001 compared to $36.6 million at June 30, 2000.

On February 16, 2001 the Company's fully owned German subsidiary, ResMed Beteiligungs GmbH, acquired all the common stock of MAP Medizin-Technologie GmbH "MAP" for total consideration, including acquisition costs, of $55.4 million.

The acquisition will be funded by bank debt currently being negotiated with Deutsche Bank AG and Union Bank of California. As at March 31, 2001, $15.3 million has been paid in relation to the acquisition of MAP with the balance of $40.1 million payable on May 16, 2001, in accordance with the Sale and Assignment Agreement. The Company has obtained an AUD 80.0 million 90-day bridging loan from Deutsche Bank to facilitate settlement of the outstanding payable to the former MAP shareholders. The Company is currently negotiating term and revolving loan facilities with Deutsche Bank AG and Union Bank of California.


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

The Company expects to satisfy all of its short-term liquidity requirements through a combination of cash on hand, cash generated from operations and its existing revolving loan facility with the Union Bank of California, of which $2.5 million is available at March 31, 2001.

PART  I  -  FINANCIAL  INFORMATION                                      Item  3
-------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Foreign  Currency  Market  Risk
-------------------------------

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

The table below provides information about the Company's foreign currency derivative financial instruments, by functional currency and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at March 31, 2001. The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates for the Company's foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under contracts.


                                                       Fiscal Year                                                     Fair Value
(In US$ thousands)                  2001                  2002                  2003                   Total            Assets/
                                                                                                                      (Liabilities)
FOREIGN EXCHANGE CALL OPTIONS

(Receive AUS$/Pay US$)
Option amount. . . . . . . . . . .  $48,000               $178,000              -                     $226,000              $359
Average contractual exchange rate.  AUS $1 = USD 0.632    AUS $1 = USD 0.608                          AUS $1 = USD 0.613

(Receive AUS$/Pay Euro)
Option amount. . . . . . . . . . .  $3,427                $9,099                $373                  $12,889               $13
Average contractual exchange rate.  AUS $1 = Euro 0.657   AUS $1 = Euro 0.659   AUS $1 = Euro 0.667   AUS $1 = Euro 0.659

FORWARD EXCHANGE CONTRACT

(Pay US$/Receive Euro)
Contract amount. . . . . . . . . .  $37,496               -                     -                     $37,496                -
Contractual exchange rate. . . . .  USD 1= 0.9167 Euro                                                USD 1= 0.9167 Euro


Interest  Rate  Risk
--------------------

The Company is exposed to risk associated with changes in interest rates affecting the return of investments and the cost of its debt.

At March 31, 2001, the Company maintained a portion of cash and cash equivalents in financial instruments with original maturities of three months or less. The Company also had short term debt of $35.4 million and a payable to the former MAP shareholders of $40.1 million. A hypothetical 100 basis point change in interest rates during the three month period ended March 31, 2001 would have resulted in approximately a $0.1 million change in pre tax income. The Company does not use derivative financial instruments to manage interest rate risk.

PART  II  -  OTHER  INFORMATION                                      Items  1-6
-------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES


Item  1   Legal  Proceedings
          See  Note  5  to  the  Condensed  Consolidated  Financial  Statements

Item  2   Changes  in  Securities
          None

Item  3   Defaults  Upon  Senior  Securities
          None

Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders
          None

Item  5   Other  Information
          None

Item  6   Exhibits  and  Report  on  Form  8K

On May 1, 2001 ResMed Inc filed a Form 8-K/A reporting Pro Forma Condensed Consolidated Financial Information associated with the acquisition, on February 16, 2001, of MAP Medizin-Technologie GmbH.

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