Form 10-K
period 2001-06-30
RESMED INC
filed 2001-09-20
CIK 943819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549
                                   ----------
                                   FORM 10-K
                                   ----------

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2001
                        Commission file number 0-26038

                                  ResMed Inc
            (Exact name of Registrant as specified in its Charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                                  98-0152841
                       (IRS Employer Identification No.)

                            14040 Danielson Street
                              Poway CA 92064-6857
                           United States Of America
                   (Address of principal executive offices)

                                (858) 746-2400
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                        Title of each class:                               Name of Each exchange upon which registered:
                   Common Stock, $.004 Par Value                                      New York Stock Exchange
                 Rights to Purchase Series A Junior                                   New York Stock Exchange
                   Participating Preferred Stock

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                              Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (S 229.405 of this Chapter) is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [_].

The aggregate market value of the voting stock held by non-affiliates of registrant as of September 7, 2001, computed by reference to the closing sale price of such stock on the New York Stock Exchange, was approximately $1,105,000,000. (All directors, executive officers, and 10% stockholders of Registrant are considered affiliates.)

At September 7, 2001, registrant had 31,870,060 shares of Common Stock, $.004 par value, issued and outstanding.

Portions of registrant's definitive Proxy Statement for its November 5, 2001 meeting of stockholders are incorporated by reference into Part III of this report.

                                  RESMED INC

                               TABLE OF CONTENTS
                            ______________________

                                                                                            PAGE

Part I   Item 1     Business                                                                  2

         Item 2     Properties                                                               15

         Item 3     Legal Proceedings                                                        16

         Item 4     Submission of Matters to a Vote of Security Holders                      16


Part II  Item 5     Market for Registrant's Common Equity and Related Stockholder            17
                    Matters

         Item 6     Selected Financial Data                                                  18

         Item 7     Management's Discussion and Analysis of Financial Condition and          19
                    Results of Financial Operation

         Item 7A    Quantitative and Qualitative Disclosures About Market and Business       24
                    Risks

         Item 8     Consolidated Financial Statements and Supplementary Data                 32

         Item 9     Changes in and Disagreements with Accountants on Accounting and          32
                    Financial Disclosure


Part III Item 10    Directors and Executive Officers of the Registrant                       33


         Item 11    Executive Compensation                                                   33

         Item 12    Security Ownership of Certain Beneficial Owners and Management           33

         Item 13    Certain Relationships and Related Transactions                           33


Part IV  Item 14    Exhibits, Consolidated Financial Statement Schedule and Reports on       34
                    Form 8-K

         Sullivan, VPAP, AutoSet, Bubble Mask, Bubble Cushion, SmartStart, ResCap, Mirage, HumidAire, Aero-Click, minni Max nCPAP, Moritz II biLEVEL, Aero-Fix, Twister remove, SELFSET, MESAMIV; Poly-MESAM, MEPAL, Auto VPAP, AutoScan, AutoSet CS, AutoSet T, AutoView, IPAP MAX, ResControl, SCAN, S6, Ultra Mirage, VPAP MAX, AutoSet.com, AutoSet-CS.com, and ResMed are our trademarks.

         As used in this 10-K, the terms "we," "us," and "our" refer to ResMed Inc., a Delaware corporation, and its subsidiaries, unless otherwise stated.

                                    PART I

Item 1  Business

        General

        We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep disordered breathing, or SDB. SDB includes obstructive sleep apnea, or OSA, and related respiratory disorders that occur during sleep. When we were formed in 1989, our primary purpose was to commercialize a treatment for OSA developed by Professor Colin Sullivan of the University of Sydney, the current Chairman of our Medical Advisory Board. This treatment, nasal Continuous Positive Airway Pressure, or CPAP, was the first successful noninvasive treatment for OSA. CPAP systems deliver pressurized air, typically through a nasal mask, to prevent collapse of the upper airway during sleep.

        Since the development of nasal CPAP, we have developed a number of innovative products for SDB, including flow generators, diagnostic products, mask systems, headgear and other accessories. Our growth has been fueled by a productive research and product development effort, geographic expansion, and increased awareness of SDB as a significant health concern among physicians and patients. In February 2001, we acquired MAP Medizin-Technologie GmbH, or MAP. MAP is a leading German designer, manufacturer and distributor of medical devices for the diagnosis and treatment of SDB, with a particular focus on OSA. This acquisition enhances our position in Europe, particularly in Germany, the second largest market worldwide for OSA products.

        We employ over 950 people and sell our products in over 60 countries through a combination of wholly owned subsidiaries and independent distributors.

        Corporate History

        ResMed Inc, a Delaware corporation, was formed in March 1994 as the ultimate holding company for our Australian, European and United States operating subsidiaries. On June 1, 1995, we completed an initial public offering of common stock and on June 2, 1995 our common stock commenced trading on The NASDAQ National Market. On September 30, 1999 we transferred our principal public listing to the New York Stock Exchange, trading under the ticker symbol RMD. On November 25, 1999, we established a secondary listing of our shares as Chess Depositary Instruments, or CDIs, on the Australian Stock Exchange, also under the symbol RMD. Ten CDIs on the ASX represent one share of our common stock on the NYSE.

        Our Australian subsidiary, ResMed Holdings Limited, was originally organized in 1989 by Dr. Peter Farrell to acquire from Baxter Center for Medical Research Pty Limited, or Baxter, the rights to certain technology relating to CPAP treatment as well as Baxter's existing CPAP device business. Baxter had sold CPAP devices in Australia since 1988, having acquired the rights to the technology in 1987 from Dr. Colin Sullivan.

        In addition to acquiring MAP in February 2001, we also acquired the distribution businesses of Dieter W. Priess Medtechnik, Premium Medical SARL, Innovmedics Pte Ltd and EINAR Egnell AB, our German, French, Singaporean and Swedish distributors, on February 7, 1996, June 12, 1996, November 1, 1997 and January 31, 2000, respectively. During the 1999 fiscal year we made an equity investment in Flaga hf, based in Iceland. We now market Flaga's polysomnographic products under the Embla and Embletta label in the United States and selected other markets.

      The Market

      Sleep is a complex neurological process that includes two distinct states: rapid eye movement, or REM, sleep and non-rapid eye movement, or non-REM, sleep. REM sleep, which is about 20-25% of total sleep experienced by adults, is characterized by a high level of brain activity, bursts of rapid eye movement, increased heart and respiration rates, and paralysis of many muscles. Non-REM sleep is subdivided into four stages that generally parallel sleep depth; stage 1 is the lightest and stage 4 is the deepest.

      The upper airway has no rigid support and is held open by active contraction of upper airway muscles. Normally, during REM sleep and deeper levels of non-REM sleep, upper airway muscles relax and the airway narrows. Individuals with narrow upper airways or poor muscle tone are prone to temporary collapses of the upper airway during sleep, or apneas, or near closures of the upper airways, or hypopneas. These breathing irregularities result in a lowering of blood oxygen concentration, causing the central nervous system to react to the lack of oxygen or increased carbon dioxide and signaling the body to respond. Typically, the individual subconsciously arouses from sleep, causing the throat muscles to contract, opening the airway. After a few gasping breaths, blood oxygen levels increase and the individual can resume a deeper sleep until the cycle repeats itself. Sufferers of OSA typically experience ten or more such cycles per hour. While these awakenings greatly impair the quality of sleep, the individual is not normally aware of these disruptions.

      In its "Wake Up America" report to Congress in 1993, the National Commission on Sleep Disorders Research estimated that approximately 40 million individuals in the United States suffer from chronic disorders of sleep and wakefulness, such as sleep apnea, insomnia and narcolepsy. According to this report, sleep apnea is the most common sleep disorder, affecting approximately 20 million individuals in the United States. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 10% of those afflicted by OSA know the cause of their fatigue or other symptoms. Health care professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as fatigue, snoring and irritability are characteristic of OSA.

      While OSA has been diagnosed in a broad cross-section of the population, it is predominant among middle-aged men and those who are obese, smoke, consume alcohol in excess or use muscle-relaxing drugs. In addition, patients who are being treated for certain other conditions, including those undergoing dialysis treatment or suffering from diabetes, may be medically predisposed to OSA. Recent studies have also shown that SDB is associated with hypertension, the leading risk factor for the development of stroke and heart disease, and that over 50% of post stroke patients and patients with congestive heart failure have SDB.

      Sleep Disordered Breathing and Obstructive Sleep Apnea

      Sleep disordered breathing, or SDB, encompasses all physiological processes that cause detrimental breathing patterns during sleep. Manifestations include OSA, central sleep apnea, or CSA, and hypoventilation syndromes that occur during sleep. Hypoventilation syndromes are generally associated with obesity, chronic obstructive lung disease, neuromuscular disease and upper airway resistance changes. OSA is the most common form of SDB.

      Sleep fragmentation and the loss of the deeper levels of sleep caused by OSA can lead to excessive daytime sleepiness, reduced cognitive function, including memory loss and lack of concentration, depression and irritability. OSA sufferers also may experience an increase in heart rate and an elevation of blood pressure during the cycle of apneas. Several studies indicate that the oxygen desaturation, increased heart rate and elevated blood pressure caused by OSA may be associated with increased risk of cardiovascular morbidity and mortality due to angina, stroke and heart attack. Patients with OSA have been shown to have impaired daytime performance in a variety of cognitive functions including problem solving, response speed and visual motor coordination, and studies have linked OSA to increased occurrences of traffic and workplace accidents.

      Generally, an individual seeking treatment for the symptoms of OSA is referred by a general practitioner to a specialist for further evaluation. The diagnosis of OSA typically requires monitoring the patient during sleep at either a sleep clinic or the patient's home. During overnight testing, respiratory parameters and sleep patterns are monitored along with other vital signs such as blood pressure, heart rate and blood oxygen levels. These tests allow sleep clinicians to detect any sleep disturbances such as apneas, hypopneas or subconscious awakenings. We estimate that there are currently more than 2,000 sleep clinics in the United States, a substantial portion of which are affiliated with hospitals. The number of sleep clinics has expanded significantly from approximately 100 such facilities in 1985.

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

      Nasal CPAP, by contrast, is a non-invasive means of treating OSA. Nasal CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the Chairman of our Medical Advisory Board. CPAP systems were commercialized for treatment of OSA in the United States in the mid 1980's. Today, use of nasal positive airway pressure is generally acknowledged as the most effective and least invasive therapy for managing OSA.

      During nasal CPAP treatment, a patient sleeps with a nasal mask connected to a small portable air flow generator that delivers room air at a positive pressure. The patient breathes in air from the flow generator and breathes out through an exhaust port in the mask. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed.

      CPAP is not a cure but a therapy for managing OSA, and therefore, must be used on a daily basis as long as treatment is required. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. In more recent years, product innovations to improve patient comfort and compliance have been developed. These include more comfortable mask systems, delay timers which gradually raise air pressure allowing the patient to fall asleep more easily; bilevel flow generators, including VPAP systems, which provide different air pressures for inhalation and exhalation; heated humidification systems to make the airflow more comfortable; and autotitration devices which reduce the average pressure delivered during the night.

      Business Strategy

      We believe that the SDB market will continue to grow in the future due to a number of factors including increasing awareness of OSA, improved understanding of the role of SDB treatment in the management of cardiac, neurologic and related disorders, and an increase in home-based diagnosis. Our strategy for expanding our business operations and capitalizing on the growth of the SDB market consists of the following key elements:

      . Continue Product Development and Innovation. We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to more effectively treat apneas, increase patient comfort and encourage compliance with prescribed therapy. For example, in 1997 we introduced the Mirage Mask. This mask contains an inflatable air pocket, which conforms to the patient's facial contours, creating a more comfortable and better seal. Additionally, in 1999 we introduced the AutoSet T flow generator, an autotitrating device that adapts to the patient's breathing patterns to more effectively prevent apneas. We believe that continued product development and innovation are key factors to our ongoing success. Approximately 14% of our employees are devoted to research and development activities. In fiscal year 2001, we invested $11.1 million, or 7.2% of our revenues, in research and development.

      . Expand Geographic Presence. We market our products in over 60 countries to sleep clinics, home health care dealers and third party payers. We intend to increase our sales and marketing efforts in our principal markets, as well as expand our presence into new geographic regions. For example, our acquisition of MAP enhances our position in Europe, particularly in Germany, the second largest market worldwide for OSA products.

      . Increase Public and Clinical Awareness. We intend to continue to expand our existing promotional activities to increase awareness of SDB and our treatment alternatives. These promotional activities target the population with predisposition to SDB as well as primary care physicians and specialists, such as cardiologists, neurologists and pulmonologists. In addition, we also target special interest groups, including the National Stroke Association, the American Heart Association and the National Sleep Foundation.

      . Expand into New Clinical Applications. We continually seek to identify new applications of our technology for significant unmet medical needs. SDB is associated with a number of symptoms beyond fatigue and irritability. In particular, recent studies have established a clinical association between OSA and stroke and congestive heart failure. We are currently developing a device, which has not been approved for sale in the United States, for the treatment of Cheyne-Stokes breathing in patients with congestive heart failure. In addition, we maintain close working relationships with a number of prominent physicians to explore new medical applications for our products and technology.

      . Leverage the Experience of our Management Team and Medical Advisory Board. Our senior management team has extensive experience in the medical device industry in general, and in the field of SDB in particular. Our Medical Advisory Board is comprised of experts in the field of SDB, including Dr. Colin Sullivan, the inventor of nasal CPAP. We intend to continue to leverage the experience and expertise of these individuals to maintain our innovative approach to the development of products and increase awareness of the serious medical problems caused by SDB.

      Products

      Our portfolio of products for the treatment of OSA and other forms of SDB include flow generators, diagnostic products, mask systems, headgear and other accessories.

      Flow Generators
      We produce nasal CPAP, VPAP and AutoSet systems for the diagnosis, titration and treatment of SDB. The flow generator systems deliver positive airway pressure through a small nasal mask (or sometimes a full-face mask). Our VPAP units deliver ultra-quiet, comfortable bilevel therapy. There are two preset pressures: a higher pressure as the patient breathes in, and a lower pressure as the patient breathes out. Breathing out against a lower pressure makes treatment more comfortable, particularly for patients who need high pressure levels or for those with impaired breathing ability. AutoSet systems are based on a proprietary technology to monitor breathing that can also be used in the diagnosis and treatment of OSA. CPAP and VPAP flow generators, together with our diagnostic products, accounted for approximately 57%, 60% and 64% of our net revenues in fiscal years 2001, 2000 and 1999, respectively.

        --------------------------------------------------------------------------------------------------------------
                                                                                                       Date of
        Flow Generators                                      Description                               Commercial
                                                                                                       Introduction
        --------------------------------------------------------------------------------------------------------------
        VPAP II                    Bilevel portable device providing different pressure levels for     March 1996
                                   inhalation and exhalation, improved pressure switching and reduced noise output and spontaneous breath triggering.

        COMFORT                    Bilevel device with limited features.                               March 1996

        VPAP II ST                 Bilevel portable device with spontaneous and                        April 1996
                                   spontaneous/timed breath triggering modes of operation.

        VPAP II ST A               Bilevel device with power failure alarms.                           August 1998

        VPAP MAX                   Bilevel ventilatory support system for the treatment of adult       November 1998
                                   patients with respiratory insufficiency or respiratory failure.

        AutoSet T                  Autotitrating device which continually adjusts CPAP                 March 1999
                                   treatment pressure based on patient airway resistance.

        ResMed S6 series           Quiet, compact CPAP device with various comfort features.           June 2000

        Minni Max nCPAP            CPAP device with integrated humidification capabilities             February 2001*
                                   and low noise levels.

        Moritz II Bilevel          Bilevel portable device.                                            February 2001*
        --------------------------------------------------------------------------------------------------------------

      *Date of acquisition of MAP. The MAP products are not approved for marketing in the United States.

     Mask Systems

     Mask systems are one of the most important elements of an OSA treatment system. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight.

     ---------------------------------------------------------------------------------------------------------------
                                                                                               Date of
     Mask Products                                  Description                                Commercial
                                                                                               Introduction
     ---------------------------------------------------------------------------------------------------------------
     Mirage Mask            Proprietary mask design with a contoured nasal cushion that        August 1997
                            adjusts to patient's facial contours. Quiet, light and low profile.

     Mirage Full Face       Mirage-based full face mask system. Provides an effective          June 1999
     Mask                   method of applying ventilatory assist Noninvasive Positive
                            Pressure Ventilation therapy. Can be used to address mouth-
                            breathing problems in conventional bilevel or CPAP therapy.

     Ultra Mirage Mask      Advanced version of the Mirage system with reduced noise           June 2000
                            characteristics and improved forehead bridge.
     ---------------------------------------------------------------------------------------------------------------

     Diagnostic Products

     We market sleep recorders for the diagnosis, titration and treatment of SDB in sleep clinics and hospitals. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

     ---------------------------------------------------------------------------------------------------------------
                                                                                               Date of
     Diagnostic Products                             Description                               Commercial
                                                                                               Introduction
     ---------------------------------------------------------------------------------------------------------------
     AutoSet Portable II    Portable version of the AutoSet Clinical with PC processor         June 1997
     Plus                   functions.

     ResControl             Device to permit remote monitoring and adjustment of               September 1999
                            ResMed CPAP, VPAP, and AutoSet T Flow generators. An
                            internal pressure transducer enables the clinician to
                            interface with polysomnography to monitor airflow in both
                            titration and diagnostic studies.

     Embla                  Digital sleep recorder that provides comprehensive sleep           October 1999
                            diagnosis in a sleep laboratory.

     Embletta               Pocket-size digital recorder that performs ambulatory sleep        November 2000
                            studies.

     MESAM IV Portable      Portable diagnostic system that measures snore, heart rate,        February 2001*
     Diagnostic System      body position, and oxygen saturation in conjunction with
                             computer assisted analysis.

     Poly-MESAM Portable    Configurable polysomnography system adaptable to                   February 2001*
     Diagnostic System      individual sleep laboratory needs.

     MEPAL Diagnostic       Polysomnography system designed for use in the sleep               February 2001*
     System                 laboratory.

     MEPAL mobil            Ambulatory polysomnography system.                                 February 2001*
     Diagnostic System
     ---------------------------------------------------------------------------------------------------------------

     *Date of acquisition of MAP. The MAP products are not approved for marketing in the United States.

      Accessories and Other Products

      To enhance patient comfort, convenience and compliance, we market a variety of other products and accessories. These products include humidifiers, such as the SULLIVAN HumidAire, which connect directly with the CPAP, VPAP and AutoSet flow generators to humidify and heat the air delivered to the patient. Their use prevents the drying of nasal passages which can cause discomfort. Other optional accessories include a cold passover humidifier, carry bags and breathing circuits. MAP also offers a range of accessories, including the Twister remote, an intelligent remote control for use in the sleep lab environment to set and monitor flow generators, the Aero-Click connection system, which allows a quick, simple connect/disconnect between the mask and CPAP air delivery source and the AeroFix headgear, for the comfortable adjustment of masks for CPAP therapy.


      Product Development and Clinical Trials

      We have a strong track record in innovation in the sleep market. In 1989, we introduced our first nasal CPAP device. Since then we have been committed to an ongoing program of product advancement and development. Currently, our product development efforts are focused on not only improving our current product offerings, but also expanding into new product applications. For example, in 1997, we introduced the Mirage Mask. This mask was based on the innovative Bubble Mask technology introduced in 1991, which used the principle of air inflation of the mask cushion to create a more comfortable and better seal by better conforming to patient facial contours. Additionally, in 1999, we introduced the AutoSet T Flow generator, an autotitrating device that adapts to the patient's breathing patterns to effectively prevent apneas.

      We continually seek to identify new applications of our technology for significant unmet medical needs. SDB is associated with a number of symptoms beyond fatigue and irritability. In particular, recent studies have established a clinical association between SDB and stroke and congestive heart failure. For example, we are currently developing a device, which has not been approved for sale in the United States, for the treatment of Cheyne-Stokes breathing in patients with congestive heart failure. We also support clinical trials in the United States, Germany, France, the United Kingdom and Australia.

      We consult with physicians at major sleep centers throughout the world to identify technological trends in the treatment of SDB. Some of these physicians currently serve on our Medical Advisory Board. New product ideas are also identified by our marketing staff, direct sales force, network of distributors, manufacturers' representatives, customers, and patients. Typically, our internal development staff then performs new product development.

      In fiscal years 2001, 2000 and 1999, we invested $11,146,000, $8,499,000 and $6,542,000, respectively, on research and development.


      Sales and Marketing

      Our products are typically purchased by a home healthcare dealer who then sells the products to the patient. The decision to purchase our products, as opposed those of our competitors, is made or influenced by one or more of the following individuals or organizations: the prescribing physician and his or her staff, the home healthcare dealer, the insurer and the patient.

      We currently market our products in over 60 countries using a network of distributors, independent manufacturers' representatives and our direct sales force. We attempt to tailor our marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies.

      North America and Latin America

      In the United States, our sales and marketing activities are conducted through a field sales organization made up of regional territory representatives, program development specialists and diagnostic system specialists, regional sales directors, and independent manufacturers' representatives. Our United States field sales organization markets and sells products to more than 4,000 home health care dealer branch locations throughout the United States. Our direct sales force receives a base salary, plus commissions, while our independent sales representatives receive higher commissions, but no base salary.

      We also promote and market our products directly to sleep clinics. Patients who are diagnosed with OSA and prescribed CPAP treatment are typically referred by the diagnosing sleep clinic to a home health care dealer to fill the prescription. The home health care dealer, in consultation with the referring physician, will assist the patient in selecting the equipment, fit the patient with the appropriate mask and set the flow generator pressure to the prescribed level. In the United States, our sales employees and manufacturers' representatives are managed by two regional Sales Managers, a Director of Sales and ultimately our Senior Vice President, U.S. Sales and Marketing.

      Our Canadian and Latin American sales are conducted through independent distributors. Sales in North America and Latin America accounted for 52%, 54% and 57% of our net revenues for fiscal years 2001, 2000 and 1999, respectively.

      Europe

      We market our products in most major European countries. We have wholly owned subsidiaries in the United Kingdom, Germany, France and Sweden, and we use independent distributors to sell our products in other areas of Europe. Distributors are selected in each country based on their knowledge of respiratory medicine and a commitment to SDB therapy. In each country in which we have a subsidiary, a local senior manager is responsible for direct national sales. MAP conducts its sales efforts through a direct sales force.

      Our Executive Vice President is responsible for coordination of all European activities and, in conjunction with local management, the direct sales activity in Europe. Sales in Europe accounted for 39%, 35% and 34% of our total net revenues for fiscal years 2001, 2000 and 1999, respectively. As a result of the MAP acquisition, we expect European sales to increase as a percentage of total net revenues in the near future.

      Australia/Rest of World

      Marketing in Australia and the rest of the world is the responsibility of our Executive Vice President. Sales in Australia and the rest of the world accounted for 9%, 11% and 9% of our total net revenues for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

      Other Marketing Efforts

      In addition to our sales efforts, we work with the following organizations to promote public and clinical awareness of SDB and OSA:

      . National Stroke Association: We have developed a strategic alliance with the National Stroke Association to increase awareness about the high prevalence of SDB in the stroke survivor population.

      . American Heart Association: We are working closely with the Western Affiliates of the American Heart Association on a number of local programs to increase awareness and education about SDB. We are also in discussions with the national American Heart/American Stroke associations regarding national programs initially targeting clinicians on the impact of SDB on both heart disease and stroke patients, as well as its role in the development of hypertension, a major risk factor for both heart disease and stroke.

      . National Sleep Foundation: The National Sleep Foundation is a non profit organization dedicated to improving public health and safety by raising the level of awareness and education toward sleep related programs and research. We have been an active corporate partner and have supported the National Sleep Foundation for a number of years.

      We believe that our affiliations and continued work with these organizations raises the awareness of SDB as a significant health concern.

      Manufacturing

      Our principal manufacturing facilities are located in Sydney, Australia and comprise a 120,000 square foot manufacturing and research and development facility. Our manufacturing operations consist primarily of assembly and testing of our flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, most are off-the-shelf items available from multiple vendors. We generally manufacture to our internal sales forecasts and fill orders as received. Our quality control group performs tests at various steps in the manufacturing cycle to ensure compliance with our specifications.

      Our quality management system is based upon the requirements of ISO 9001, EN46001 (European Medical Standards), FDA Quality System Regulations for medical devices (21 CFR part 820) and the Medical Device Directive (93/42/EEC). Our Sydney, Australia facility is accredited to ISO 9001 and EN46001 and our San Diego, California facility is accredited to ISO 9002 and EN46002. These two sites have third party audits conducted by the ISO certification bodies at regular intervals.

      Our newly acquired German manufacturing operation based in Munich operates in a facility of approximately 24,000 square feet. This facility is accredited to ISO 9001 and EN46001. The products are primarily flow generators that have been developed internally by a small development team. The manufacturing process consists of major sub-assemblies produced externally by sub-contractors, and final assembly and test of the finished product being performed in house. Appropriate quality controls monitor and measure product assembly and performance.

      We purchase uniquely configured components for our devices from single-source suppliers. A reduction or stoppage in supply while a replacement supplier reconfigures its components, or while we reconfigure our components for the replacement part, if required, would limit our ability to manufacture our devices, which could result in a significant reduction in sales and profitability.

      Third-Party Reimbursement

      The cost of medical care in many of the countries in which we operate is funded in substantial part by government and private insurance programs. Although we do not generally receive payments for our products directly from these payers, our success in major markets is dependent upon the ability of patients to obtain adequate reimbursement for our products.

      In the United States, our products are purchased primarily by home health care dealers, hospitals or sleep clinics, which then invoice third-party payers directly. Domestic third-party payers include Medicare, Medicaid, and corporate health insurance plans. These payers may deny reimbursement if they determine that a device is not used in accordance with cost-effective treatment methods, or is experimental, unnecessary or inappropriate. The long-term trend towards managed health care could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care, may result in lower prices for our products.

      In the United States, we sell our products primarily to home health care dealers and to sleep clinics; we do not file claims and bill governmental programs and other third-party payers directly for reimbursement for our products. Nevertheless, we are still subject to laws and regulations relating to governmental programs, and any violation of these laws and regulations could result in civil and criminal penalties, including fines.

      In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a Federal healthcare program such as the Medicare and Medicaid programs. The government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Many states have adopted laws similar to the federal Anti-Kickback Law. We are also subject to other federal and state fraud laws applicable to payment from any third-party payer. These laws prohibit persons from knowingly and willfully filing false claims or executing a scheme to defraud any healthcare benefit program, including private third-party payers. These laws may apply to manufacturers and distributors who provide information on coverage, coding and reimbursement of their products to persons who bill third-party payers. We continuously strive to comply with these laws and believe that our arrangements do not violate these laws. Liability may still arise from the intentions or actions of the parties with whom we do business or from a different governmental agency interpretation of the laws.

      In some foreign markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of our products subject, however, to constraints such as price controls or unit sales limitations. In Australia and in some other foreign markets, there is currently limited or no reimbursement for devices that treat OSA.

      Service and Warranty

      We generally offer one-to-two year limited warranties on our flow generator products. Warranties on mask systems are for 90 days. In most markets, we rely on our distributors to repair our products with parts supplied by us. In the United States, home health care dealers generally arrange shipment of products to our San Diego facility for repair.

      We receive returns of our products from the field for various reasons. We believe that the level of returns experienced to date is consistent with levels typically experienced by manufacturers of similar devices. We provide for warranties and returns based on historical data.

      Competition

      The markets for our products are highly competitive. We believe that the principal competitive factors in all of our markets are product features, reliability and price. Reputation and efficient distribution are also important factors.

      We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than ourselves. In the United States, our principal market, Respironics, Inc., DeVilbiss, a division of Sunrise Medical Inc., and Nellcor Puritan Bennett, a subsidiary of Tyco Inc., are the primary competitors for our CPAP products. Our principal European competitors are also Respironics, DeVilbiss, and Nellcor Puritan Bennett, as well as regional European manufacturers. The disparity between our resources and those of our competitors may increase as a result of the recent trend towards consolidation in the health care industry. In addition, our products compete with surgical procedures and dental appliances designed to treat OSA and other SDB related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, resulting in a material adverse effect on our business, financial condition and results of operations.

      Any product developed by us that gains regulatory clearance will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which we can develop products, complete clinical testing and regulatory clearance processes and supply commercial quantities of the product to the market are expected to be important competitive factors. In addition, our ability to compete will continue to be dependent on the extent to which we are successful in protecting our patents and other intellectual property.

      Patents and Proprietary Rights and Related Litigation

      Through our subsidiaries ResMed Limited and MAP Medizintechnik fur Arzt und Patient GmbH, we own or have licensed rights to 51 issued United States patents (including 13 design patents) and 102 issued foreign patents. In addition, there are 82 pending United States patent applications (including 4 design patent applications) and 197 pending foreign patent applications. Some of these patents and patent applications relate to significant aspects and features of our products. These include U.S. patents relating to CPAP devices, delay timer system, the Bubble Mask, and an automated means of varying air pressure based upon a patient's changing needs during nightly use, such as that employed in our AutoSet device.

      None of our patents is due to expire in the next five years, with the exception of five foreign patents due to expire in 2002 and one foreign patent in each of the years 2004 and 2005. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

      We rely on a combination of patents, trade secrets, trade marks and non-disclosure agreements to protect our proprietary technology and rights. ResMed Limited is pursuing an infringement action against one of its competitors and is investigating possible infringement by others. See
      Item 3 - "Legal Proceedings".

      Additional litigation may be necessary to attempt to enforce patents issued to us, to protect our rights, or to defend third-party claims of infringement by us of the proprietary rights of others. Patent laws regarding the enforceability of patents vary from country to country. Therefore, there can be no assurance that patent issues will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.

      Government Regulations

      Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA Quality System Regulation, or QSR, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and regulations of relevant foreign agencies abroad. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing, distribution, and record keeping for such products, in order to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non compliance with applicable requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution.

      The FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a
      Section 510(k) premarket notification clearance or a premarket approval, or PMA, prior to it being introduced into the market. Our products currently marketed in the United States are marketed in reliance on 510(k) pre-marketing clearances as either Class I or Class II devices. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and often clinical data, which in some cases can be extensive, to demonstrate that the device is "substantially equivalent'' to a device that was on the market prior to 1976 or to a device that has been found by the FDA to be "substantially equivalent'' to such a pre-1976 device. As a result, FDA approval requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high risk devices or those that are used to support or sustain human life, may take several years and requires the submission of extensive performance and clinical information.

      As a medical device manufacturer, all of our domestic and Australian manufacturing facilities are subject to inspection on a routine basis by the FDA. We believe that our design, manufacturing and quality control procedures are in substantial compliance with the FDA's regulatory requirements. MAP's facilities are not subject to FDA regulation, because none of MAP's products is currently marketed in the United States.

      Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. Approval for sale of our medical devices in Europe is through the CE mark process. Our products where appropriate, are CE marked to the European Union's Medical Device Directive. Under the CE marketing scheme, our products are classified as either Class I or Class II, our devices are listed in the United States with FDA, in Australia with the Therapeutic Goods Administration, or TGA, and in Canada with Health Canada.

      Employees

      As of June 30, 2001, we have 953 employees or full time consultants, of which 353 persons were employed in warehousing and manufacturing, 129 in research and development, 276 in sales and marketing and 195 in administration. Of our employees and consultants, 517 were located in Australia, 151 in the United States, 273 in Europe and 12 in Singapore, New Zealand and Malaysia.

      We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

      Medical Advisory Board

      Our Medical Advisory Board, or MAB, consists of physicians and scientists specializing in the field of sleep disordered breathing. MAB members meet as a group twice a year with members of our senior management and members of our research and marketing departments to advise us on technology trends in SDB and other developments in sleep disorders medicine. MAB members are also available to consult on an as-needed basis with our senior management. In alphabetical order, MAB members include:

      Claudio Bassetti, Dr. Claudio Bassetti is a Professor in the Faculty of Medicine, University of Zurich, where he is the Director and Vice-Chairman of the Neurological Clinic. A member of the American Academy of Neurology and the American Sleep Disorders Association, Dr. Bassetti is also a member of the scientific board of the European Sleep Research Society, and an associate editor of 'Sleep Medicine'. He is on the editorial board of 'Swiss Archives of Neurology and Psychiatry and has produced over 100 publications. Dr. Bassetti is a leader in studying the implications of sleep disordered breathing on stroke.

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

      Terence M. Davidson, MD, FACS, is Professor of Surgery in the Division of Otolaryngology - Head and Neck Surgery at the University of California, San Diego, School of Medicine. He is Section Chief of Head and Neck Surgery at the Veterans Administration San Diego Healthcare System and Associate Dean for Continuing Medical Education at UCSD. He is also director of the UCSD Head and Neck Surgery Sleep Clinic in La Jolla, CA.

      Neil J. Douglas, MD, FRCP, is Professor of Respiratory and Sleep Medicine, University of Edinburgh, an Honorary Consultant Physician, Royal Infirmary of Edinburgh and Director of the Scottish National Sleep Laboratory. He is Dean of the Royal College of Physicians of Edinburgh and Vice Chairman of the UK Royal Colleges Committee of CME Directors and a member of the Working Party on Sleep Apnea of the Royal College of Physicians of London. He is a past Chairman of the British Sleep Society and past Secretary of the British Thoracic Society. He has published over 200 papers on breathing during sleep.

      Nicholas Hill, MD, is Professor of Medicine at Brown University and Director of Critical Care Services at Rhode Island Hospital and Pulmonary Medicine at the Miriam Hospital, both in Providence. He is a Fellow of the American College of Chest Physicians and a member of the Planning Committee for the American Thoracic Society.

       Barry J. Make, MD, is Director, Emphysema Center and Pulmonary Rehabilitation National Jewish Medical and Research Center, and Professor of Pulmonary Sciences and Critical Care Medicine of the University of Colorado School of Medicine. He has served on numerous national and international committees for respiratory and cardiovascular diseases. His research and clinical work has resulted in a large number of publications on mechanisms, treatment and rehabilitation of chronic respiratory disease.

       Colin Sullivan, MD, PhD, FRACP, FAA is Chairman of the MAB and the inventor of nasal CPAP for treating obstructive sleep apnea. He is Professor of Medicine and Director of the David Read Research Laboratory and Director of the Australian Centre for Advanced Medical Technology at the Sydney University Medical School. He is Head of the Centre for Respiratory Failure and Sleep Disorders, as well as a thoracic physician at the Royal Prince Alfred Hospital. He is also Academic head of the Pediatric Sleep Laboratory, New Children's Hospital, and Sydney Children's Hospital. Dr. Sullivan is a Fellow of the Royal Australian College of Physicians, and Fellow of the Australian Academy of Science.

       Helmut Teschler, MD, is Associate Professor and Head of the Department of Respiratory Medicine and Sleep Medicine, Ruhrlandklinik, Medical Faculty, University of Essen, Germany. He is a Fellow of each of the following
       Associations: German Pneumology Society, American Thoracic Society, European Respiratory Society and American Sleep Disorders Association.

       J. Woodrow Weiss, MD, is Associate Professor of Medicine and Co-Chairman of the Division of Sleep Medicine at Harvard Medical School, as well as Chief, Pulmonary & Critical Care Medicine, Beth Israel Deaconess Medical Center, Boston, MA.

       B. Tucker Woodson, MD, FACS, is an Associate Professor of Otolaryngology and Communication Sciences at the Medical College of Wisconsin. He is a Fellow of the American Academy of Otolaryngology - Head and Neck Surgery and the American College of Surgeons. Dr. Woodson is the Director of the Medical College of Wisconsin/Froedert Memorial Lutheran Hospital Center for Sleep. He is active on multiple committees for the American Academy of Sleep Medicine and American Academy of Otolaryngology.


Item 2 Properties

       Our principal executive offices and U.S. distribution facilities, consisting of approximately 144,000 square feet, are located in Poway (North San Diego County), California in a building we own; part of the building is leased to other companies. Primary manufacturing operations are situated in Sydney, Australia in a 120,000 square foot facility also owned by us.

       Sales and warehousing facilities are leased in Oxford, England; Moenchengladbach, Germany; Lyon, France; Trollhaettan, Sweden and Singapore. Prior to moving our executive offices and distribution facilities to Poway, California, we leased space for this purpose in San Diego, California. Our lease on those premises expires in 2005. In August 2000, we began subleasing those premises to another company.

       MAP's principal offices are located in Munich Germany in a 45,000 square foot facility leased by us. MAP's subsidiaries also lease sales and warehouse facilities in Paris, Lyon and Nantes, France; Lyss, Switzerland; Villach, Austria and s'Hertogenbosch, The Netherlands.

Item 3 Legal Proceedings

       We are currently engaged in litigation relating to the enforcement and defense of certain of our patents.

       In January 1995, we filed a complaint in the United States District Court for the Southern District of California seeking monetary damages from and injunctive relief against Respironics for alleged infringement of three of our patents. In February 1995, Respironics filed a complaint in the United States District Court for the Western District of Pennsylvania against us seeking a declaratory judgment that Respironics does not infringe claims of these patents and that our patents are invalid and unenforceable. The two actions were combined and are proceeding in the United States District Court for the Western District of Pennsylvania. In June 1996, we filed an additional complaint against Respironics for infringement of a fourth ResMed patent, and that complaint was consolidated with the earlier action. As of this date, Respironics has brought three partial summary judgment motions for non-infringement of the ResMed patents; the Court has granted each of the motions. In December 1999, in response to the Court's ruling on Respironics' third summary judgment motion, the parties jointly stipulated to a dismissal of charges of infringement under the fourth ResMed patent, with us reserving the right to reassert the charges in the event of a favorable ruling on appeal. It is our intention to appeal the summary judgment rulings after a final judgment in the consolidated litigation has been entered in the District Court proceedings.

       In January 2001, MAP Medizin-Technologie GmbH filed a lawsuit in the Civil Chamber of Munich Court against Hofrichter GmbH seeking actual and exemplary monetary damages for the unauthorized and infringing use of our trademarks and patents. An initial decision has been made in favor of MAP. Hofrichter has filed an appeal and have sort Court determination that the MAP patents do not apply to certain Hofrichter products.

       While we are prosecuting the above actions, there can be no assurance that we will be successful.

       On March 31, 2000, we filed a lawsuit in the United States District court for the Southern District of California against MPV Truma and Tiara Medical Systems, Inc., seeking actual and exemplary monetary damages and injunctive relief for the unauthorized and infringing use of our trademarks, trade dress, and patents related to our Mirage mask. The parties reached a confidential out of court settlement on April 9, 2001.

       In May, 1995, Respironics and its Australian distributor filed a Statement of Claim against us and Dr. Farrell in the Federal Court of Australia, alleging that we engaged in unfair trade practices. The Statement of Claim asserted damage claims for lost profits on sales in the aggregate amount of approximately $1,000,000. The parties reached a confidential out of court settlement of this Action on April 16, 2001.


Item 4 Submission of Matters to a Vote of Security Holders

       None.

                                    PART II

Item 5  Market for Registrant's Common Equity and Related Stockholder Matters

        Our Common Stock commenced trading on June 2, 1995 on The NASDAQ National Market under the symbol "RESM". On September 30, 1999, we transferred our primary listing to the New York Stock Exchange (NYSE) under the symbol "RMD". The following table sets forth for the fiscal periods indicated the high and low closing prices for the Common Stock as reported by the New York Stock Exchange.

-------------------------------------------------------------------------------------------------------------
                                                                      2001                        2000
                                                                High           Low          High         Low
                                                             ------------------------------------------------
         Quarter One, ended September 30,                      $38.38        $24.63       $17.19       $11.82
         Quarter Two, ended December 31,                        41.50         25.50        23.13        12.75
         Quarter Three, ended March 31,                         47.00         36.65        39.62        20.34
         Quarter Four, ended June 30,                           57.68         37.91        38.06        22.00
-------------------------------------------------------------------------------------------------------------

        As of September 7, 2001, there were approximately 13,500 beneficial holders of our Common Stock. We have not paid any cash dividends on our common stock since prior to the initial public offering of our common stock and we do not currently intend to pay cash dividends in the foreseeable future. Management anticipates that all of our earnings and other cash resources, if any, will be retained for the operation and expansion of our business and for general corporate purposes.

        Recent Sales of Unregistered Securities

        On June 20, 2001, we issued $150.0 million of 4% convertible subordinated notes due 2006 to initial purchasers including Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Banc Alex. Brown Inc., William Blair & Company, LLC, Macquarie Bank, and UBS Warburg LLC. The discount to the initial purchasers on their purchase of the notes was $4,650,000. On July 3, 2001, we issued an additional $30.0 million in notes to the initial purchasers upon exercise of the initial purchasers' over allotment option, with an additional discount to the initial purchasers of $930,000. This increased the total amount of convertible subordinated notes issued to $180.0 million, with a total discount to the initial purchasers of $5,580,000.

        The notes were issued pursuant to an exemption from the registration requirements of the Securities and Exchange Act of 1933, as amended, or the Securities Act, set forth under Rule 144A of the Securities Act. Accordingly, the notes were offered and sold only to "qualified institutional buyers" as defined in Rule 144A or in offshore transactions outside the United States that met the requirements of Rule 903 of Regulation S under the Securities Act.

        The notes are subject to an indenture between us and American Stock Transfer & Trust Company, as trustee. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock at a conversion price of $60.60 per share, which is equal to a conversion rate of 16.5017 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment. The notes bear interest at 4% per year, payable semiannually on June 20 and December 20 of each year, beginning December 20, 2001.

        We may redeem some or all of the notes at any time before June 20, 2004 at a redemption price of $1,000 per $1,000 principal amount of notes, plus accrued and unpaid interest, if any, to the redemption date, if (a) the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice and (b) a shelf registration statement covering resale of the notes and the common stock issuable upon conversion of the notes is effective and available for use and expected to remain effective and available for use for the 30 days following the provisional redemption date. Upon any such provisional redemption, we will make an additional payment in cash equal to $166.67 per $1,000 principal amount of notes, less the amount of any interest actually paid on the notes before the provisional redemption date. We may also redeem some or all of the notes at any time on or after June 22, 2004, but prior to June 20, 2005, at a redemption price equal to 101.6% of the principal amount of notes redeemed and at any time after June 19, 2005, at a redemption price equal to 100.8% of the principal amount of notes redeemed, plus in any case, accrued and unpaid interest, if any, to the redemption date, if the closing price of our common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the optional redemption notice.

       The notes are general unsecured obligations and are subordinated to all of our existing and future senior indebtedness and will be effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The indenture governing the notes will not limit the incurrence by us or our subsidiaries of senior indebtedness or other indebtedness. The notes mature on June 20, 2006.

Item 6 Selected Financial Data

       The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2001. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report.

                                                                                  Years Ended June 30,
        Consolidated Statement of Income Data:                       2001       2000       1999      1998      1997
                                                                          (In thousands, except per share data)
                                                                ------------------------------------------------------
        Net revenues                                              $155,156   $115,615   $88,627   $66,519   $49,180
        Cost of sales                                               50,377     36,991    29,416    23,069    20,287
                                                                ------------------------------------------------------
        Gross profit                                               104,779     78,624    59,211    43,450    28,893
                                                                ------------------------------------------------------
        Selling, general and administrative
         Expenses                                                   49,364     36,987    27,414    21,093    16,759
        Provision for restructure                                      550          -         -         -
        In-process research and development write off               17,677          -         -         -         -
        Research and development expenses                           11,146      8,499     6,542     4,994     3,807
                                                                ------------------------------------------------------

        Total operating expenses                                    78,737     45,486    33,956    26,087    20,566
                                                                ------------------------------------------------------

        Income from operations                                      26,042     33,138    25,255    17,363     8,327
                                                                ------------------------------------------------------
        Other income (expenses):
           Interest income (expense), net                             (762)       801       779     1,011     1,205
           Government grants                                            72        279       833       611       316
           Other, net                                                1,962        (52)   (2,290)   (2,873)    1,239
                                                                ------------------------------------------------------

        Total other income (expenses)                                1,272      1,028      (678)   (1,251)    2,760
                                                                ------------------------------------------------------

        Income before income taxes                                  27,314     34,166    24,577    16,112    11,087
        Income taxes                                                15,684     11,940     8,475     5,501     3,622
                                                                ------------------------------------------------------

        Net income                                                $ 11,630   $ 22,226   $16,102   $10,611   $ 7,465
                                                                ======================================================

        Basic earnings per share                                  $   0.37   $   0.74   $  0.55   $  0.37   $  0.26
                                                                ======================================================

        Diluted earnings per share                                $   0.35   $   0.69   $  0.52   $  0.35   $  0.26

        Basic shares outstanding                                    31,129     30,153    29,416    29,000    28,756

        Diluted shares outstanding                                  33,484     32,303    31,068    30,044    29,268

                                                              -------------------------------------------------
                                                                                As of June 30,
                                                                  2001      2000     1999     1998     1997
        Consolidated Balance Sheet Data:                                        (In thousands)
        Working capital                                           144,272  $ 47,550  $32,529  $32,759  $34,395
        Total assets                                              288,090   115,594   89,889   64,618   54,895
        Long-term debt, less current maturities                   150,000         -        -        -      274
        Total stockholders' equity                                100,366    93,972   71,647   50,773   44,625
                                                               =================================================

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

        Overview

        Management's discussion and analysis of financial condition and results of operations should be read in conjunction with selected financial data and consolidated financial statements and notes, included herein.

        We design, manufacture and market equipment for the diagnosis and treatment of sleep disordered breathing conditions, including obstructive sleep apnea. Our net revenues are generated from the sale of our various flow generator devices, nasal mask systems, accessories and other products, and, to a lesser extent from royalties.

        We have invested significant resources in research and development and product enhancement. Since 1989, we have developed several innovations to the original CPAP device to increase patient comfort and to improve ease of product use. We have been developing products for automated treatment, titration and monitoring of OSA, such as the AutoSet T flow generator. Our research and development expenses have been subsidized in part by grants and tax incentives from the Australian federal government.

        On February 16, 2001, we acquired all of the outstanding shares of MAP. The total transaction was valued at approximately $70 million paid in cash and the assumption of bank debt. MAP designs, manufactures and distributes medical devices for the diagnosis and treatment of SDB, with a particular focus on OSA.

        The acquisition has been accounted for as a purchase and accordingly, the results of operations of MAP have been included in our consolidated financial statements from February 16, 2001. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $47.1 million has been recorded as goodwill and is currently being amortized on a straight line basis over 20 years.

        As a consequence of the MAP acquisition, we incurred non-recurring acquisition charges of $550,000 for restructuring of MAP's unprofitable French operations and $17,677,000 for purchased in-process research and development.

        Purchased in-process research and development of $17,677,000 was expensed upon acquisition of MAP because technological feasibility of the products under development had not been established and no further alternative uses existed. The value of in process technology was calculated by identifying research projects in areas for which technological feasibility had not been established, estimating the costs to develop the purchased in process technology into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the reduced percentage completion of the projects thereto. The discount rates used in the analysis were between 27% and 33% and were based on the risk profile of the acquired assets.

        All purchased research and development projects related to medical equipment for the treatment of sleep disordered breathing, primarily relating to the development of mask interface systems and autotitrating devices for the treatment of obstructive sleep apnea and associated disorders. Key assumptions used in the analysis included gross margins ranging from 70% to 80%. As of the date of acquisition, the mask interface systems are expected to be completed and commercially available in 2002 and versions of the autotitrating devices between 2003 and 2005. These projects have estimated costs to complete totalling approximately $2.0 million.

        We believe that the assumptions used to value the acquired intangible assets were reasonable at the time of acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project revenues, development costs or profitability, or events associated with such projects, will transpire as estimated. For these reasons, among others, actual results may vary from the projected results.

        Our income tax rate is governed by the laws of the regions in which our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate is 34%. During fiscal 2001, 2000 and 1999, our effective tax rate has fluctuated from approximately 34% to approximately 35%. These fluctuations have resulted from, and future effective tax rates will depend upon, numerous factors, including the amount of research and development expenditures for which a 125% Australian tax deduction is available, the level of non-deductible expenses, and the use of available net operating loss carryforward deductions and other tax credits or benefits available to us under applicable tax laws.


        Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

        Net revenues. Net revenues increased in fiscal 2001 to $155.2 million from $115.6 million in fiscal 2000, an increase of $39.5 million or 34%. This increase was primarily attributable to an increase in unit sales of our flow generators and accessories in North and Latin America where net revenues increased to $79.9 million from $62.7 million and in Europe, where net revenues increased to $60.5 million from $40.5 million. Net revenues were unfavorably impacted by a decline in European foreign exchange rates.

        Gross profit. Gross profit increased in fiscal 2001 to $104.8 million from $78.6 million in fiscal 2000, an increase of $26.2 million or 33%. The increase resulted primarily from increased unit sales during fiscal 2001. Gross profit as a percentage of net revenues was 68%, consistent with fiscal 2000. Lower flow generator selling prices were offset by a decline in the Australian dollar, improved manufacturing efficiencies and increased sales of higher margin mask system units.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased in 2001 to $49.4 million from $37.0 million for 2000, an increase of $12.4 million or 33%. As a percentage of net revenues, selling, general and administrative expenses were steady in fiscal 2001, compared to fiscal 2000 at 32%. The gross increase in expenses was due primarily to an increase to 471 from 281 in the number of sales and administrative personnel and other expenses related to the increase in our sales.

        Research and development expenses. Research and development expenses increased in fiscal 2001 to $11.1 million from $8.5 million in fiscal 2000, an increase of $2.6 million or 31%. As a percentage of net revenues, research and development expenses remained static in fiscal 2001 at 7%. The dollar increase in research and development expenses was due primarily to an increase in clinical trial costs, personnel and external consultancy fees.

        Other income (expense). Other income (expense) improved in fiscal 2001 to $1.3 million from $1.0 million for fiscal 2000, an increase of $0.3 million. This improvement was due primarily to foreign currency gains incurred in our foreign currency hedging structures, partially offset by interest expense associated with the purchase of MAP. Net foreign currency gains for fiscal 2001 were $2.0 million compared to net foreign currency losses of $0.2 million in 2000.

        Income taxes. Our effective income tax rate for fiscal 2001 before MAP acquisition charges of $0.6 million for restructuring costs and in-process research and development write off of $17.7 million was 34.4% down from 34.9% for fiscal 2000. This reduction was primarily due to the reduction in Australian corporate tax rates from 36% to 34% on July 1, 2000 and to additional research and development expenses in Australia for which we received a 125% deduction for tax purposes.


        Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

        Net revenues. Net revenues increased in fiscal 2000 to $115.6 million from $88.6 million in fiscal 1999, an increase of $27 million or 30%. This increase was primarily attributable to an increase in unit sales of our flow generators and accessories in the Americas where net revenues increased to $62.7 million from $51.0 million and, to a lesser extent, in Europe, where net revenues increased to $40.5 million from $30.2 million. Net revenues were unfavorably impacted by a decline in European foreign exchange rates and changes in domestic reimbursement regulations with respect to our SULLIVAN VPAP II ST systems.

        Gross profit. Gross profit increased in fiscal 2000 to $78.6 million from $59.2 million in fiscal 1999, an increase of $19.4 million or 33%. The increase resulted primarily from increased unit sales during fiscal 2000. Gross profit as a percentage of net revenues increased in fiscal 2000 to 68% from 66.8% in 1999. The increase was due to improved manufacturing efficiencies, a decline in the Australian Dollar and increased sales of higher margin mask system units.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased in 2000 to $37.0 million from $27.4 million for 1999, an increase of $9.6 million or 35%. As a percentage of net revenues, selling, general and administrative expenses increased in fiscal 2000 to 32% from 31% for fiscal 1999. The gross increase in expenses was due primarily to an increase to 281 from 212 in the number of sales and administrative personnel and other expenses related to the increase in our sales.

        Research and development expenses. Research and development expenses increased in fiscal 2000 to $8.5 million from $6.5 million in fiscal 1999, an increase of $2.0 million or 30%. As a percentage of net revenues, research and development expenses remained static in fiscal 2000 at 7.4%. The dollar increase in research and development expenses was due primarily to an increase in research and development equipment, personnel and external consultancy fees.

        Other income (expense). Other income (expense) improved in fiscal 2000 to $1.0 million from a loss of $0.7 million for fiscal 1999, a change of $1.7 million. This improvement was due primarily to reduced losses incurred in our foreign currency hedging structures, partially offset by reduced government grants. Net foreign currency losses for fiscal 2000 were $0.2 million compared to net foreign currency losses of $2.5 million in 1999.

        Income taxes. Our effective income tax rate for fiscal 2000 increased to approximately 34.9% from approximately 34.5% for fiscal 1999. This increase was primarily due to the high relative taxes incurred in France and Germany. These higher tax rates were partially offset by additional research and development expenses in Australia for which we received a 125% deduction for tax purposes.

        Liquidity and Capital Resources

        As of June 30, 2001 and June 30, 2000, we had cash and cash equivalents and marketable securities available for sale of approximately $102.8 million and $22.0 million, respectively. Our working capital approximated $144.3 million and $47.6 million, respectively, at June 30, 2001 and 2000.

      The increase in working capital balances reflects cash received from our $150 million subordinated convertible note issuance that occurred on June 20, 2001.

      We have financed our operations and capital expenditures through cash generated from operations and, to a lesser extent, through sales of common stock and our 4% convertible subordinated notes issued June 20, 2001. During the fiscal years ended June 30, 2001 and 2000, our operations generated cash of approximately $29.5 million and $20.3 million, respectively, primarily as a result of continued increases in net revenues, offset in part by increases in accounts receivable, inventory and prepayments. Cash and cash equivalents and marketable securities available for sale increased to $102.8 million at June 30, 2001 from $22.0 million at June 30, 2000, an increase of $80.8 million. During fiscal 2001 and 2000, approximately $7.9 million and $6.4 million of cash was received from the issue of common stock upon exercise of common stock options.

      Our investing activities (excluding the purchases and sales of marketable securities and business acquisitions) for fiscal years 2001 and 2000 aggregated $30.6 million and $20.4 million, respectively. The majority of the fiscal 2001 investing activities were for the purchase of production tooling and equipment, office furniture, research and development equipment and costs associated with the continuing installation of our Oracle applications computer system. In addition, we paid $17.2 million associated with the purchase of the new U.S. headquarters in Poway, California. As a result, our June 30, 2001 balance sheet reflects an increase in net property, plant and equipment to approximately $55.1 million at June 30, 2001, from $36.6 million at June 30, 2000, an increase of approximately $18.5 million.

      On February 16, 2001, our wholly owned German subsidiary, ResMed Beteiligungs GmbH, acquired all the common stock of MAP for total consideration, including acquisition costs, of $55.4 million. We also assumed approximately $14.5 million of bank debt in connection with the acquisition.

      On June 20, 2001 we issued $150 million of 4% convertible subordinated notes due 2006; an additional $30 million of these notes were issued on July 3, 2001 upon exercise of the initial purchasers' over allotment option. For additional discussion regarding these notes, see "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters" and
      note 7 to the Consolidated Financial Statements included with this report.

      The results of our international operations are affected by changes in exchange rates between currencies. Changes in exchange rates may negatively affect our consolidated net revenue and gross profit margins from international operations. We have a substantial exposure to fluctuations in the Australian dollar, with respect to our manufacturing and research activities, which is managed through foreign currency option contracts.

      We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand and cash generated from operations.

      New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. We will adopt SFAS 142 effective July 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

      SFAS 142 provides a six-month transitional period from the effective date of adoption for us to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, we must perform a second test to measure the amount of the impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. Because of the extensive effort needed to complete this assessment, we have not determined whether there is any indication that goodwill is impaired or estimated the amount of any potential impairment.

      Effective July 1, 2001, we will also adopt FASB SFAS No. 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We have evaluated the impact of SFAS 141 and believe that it will not have a material impact on our results of operations, financial position or liquidity.

      SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities', SFAS No. 137, 'Accounting for Derivative Instruments and Hedging Activities' - Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133), and SFAS 138, 'Accounting for Certain Derivative Instruments and Certain Hedging Activities' (an amendment of FASB Statement No. 133) were issued by the FASB in June 1998, June 1999 and June 2000, respectively and were effective for our quarter ended September 30, 2000. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

      Due to the restrictive definition of hedge effectiveness contained in SFAS 133, our hedging contracts do not have hedge effectiveness and are therefore marked to market with resulting gains or losses being recognized in earnings in the period of change. This was consistent with our previous accounting policy and therefore adoption of SFAS 133 did not have a material impact on our financial position or results of operation.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, ("SAB") No. 101 Revenue Recognition in Financial Statements', which was effective for the first quarter of fiscal 2001.
      SAB 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. This did not have a material impact on our financial position or results of operation.

      In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25. FIN 44 was generally effective July 1, 2000. The application of FIN 44 did not have a material impact on our consolidated financial statements.

Item 7A Quantitative and Qualitative Disclosures about Market and Business Risks

        Foreign Currency Market Risk

        Our functional currency is the U.S. dollar although we transact business in various foreign currencies including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian manufacturing activities and international sales operations.

        We have established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditure. The goal of this hedging program is to economically guarantee or lock in the exchange rates on our foreign currency exposures denominated in Euro's and the Australian dollar. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

        The table below provides information about our foreign currency derivative financial instruments and presents such information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at June 30, 2001. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

------------------------------------------------------------------------------------------------------------------------------------

                                                                         Fiscal Year                                Fair Value
                                              --------------------------------------------------------------
                                                      2002                  2003                 Total         Assets/ (Liabilities)
        (In thousands except exchange rates)                                                                      As of June 30,
                                                                                                                  2001       2000
                                              --------------------------------------------------------------
        Foreign Exchange Call Options
        (Receive AUS$/Pay U.S.$)
        Option amount                             $214,000                      -              $  214,000           $ 577   $ 534
        Average contractual exchange rate      AUS $1 = USD 0.598                            AUS $1 = USD 0.598

        (Receive AUS$/Pay Euro)
        Option amount                             $  9,368                  $ 384              $    9,752           $  20   $ 367
        Average contractual exchange rate     AUS $1 = Euro 0.659    AUS $1 = Euro 0.667   AUS $1 = Euro 0.6597
------------------------------------------------------------------------------------------------------------------------------------

        Interest Rate Risk

        We are exposed to risk associated with changes in interest rates affecting the return on investments.

        At June 30, 2001, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We maintain a short-term investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 100 basis point change in interest rates during the twelve months ended June 30, 2001, would have resulted in approximately $0.2 million change in pretax income. We do not use derivative financial instruments in our investment portfolio.

      Forward-Looking Statements

      This report on Form 10-K contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to our management. The words "believe," "expect," "anticipate," "estimate," "plan," "future" and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion and pending litigation. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified below and elsewhere in this report. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

      The risks and uncertainties that may affect our business, financial condition or results of operations include the following:

      Our inability to compete successfully in our markets may harm our business.

      The markets for our SDB products are highly competitive and are characterized by frequent product improvements and evolving technology. Our ability to compete successfully depends, in part, on our ability to develop innovative new products and to be the first to market with those products. The development of innovative new products by our competitors or the discovery of alternative treatments or potential cures for the conditions that our products treat could result in our products becoming noncompetitive or obsolete.

      Additionally, some of our competitors have greater financial, research and development, manufacturing and marketing resources than we do. The past several years have seen a trend towards consolidation in the health care industry and in the markets for our products. Industry consolidation could result in greater competition if our competitors combine their resources or if our competitors are acquired by other companies with greater resources than ours. This competition could increase pressure on us to reduce the selling prices of our products or could cause us to increase our spending on research and development and sales and marketing. If we are unable to develop innovative new products, maintain competitive pricing, and offer products that consumers perceive to be as reliable as those of our competitors, our sales or gross margins could decrease which would harm our business.

      Our business depends on our ability to market effectively to dealers of home health care products and sleep clinics.

      We market our products primarily to home health care dealers and to sleep clinics that diagnose OSA and other sleep disorders. We believe that home health care dealers and sleep clinics play a significant role in determining which brand of CPAP product a patient will use. For example, in the United States, when a physician at a sleep clinic prescribes the use of a CPAP product, the patient typically purchases the product from a home health care dealer. The physician may or may not prescribe a specific brand of CPAP product. If a specific brand is prescribed, we believe the brand prescribed depends upon the brand of CPAP product that is used in the sleep clinic. If a specific brand is not prescribed, the home health care dealer may recommend a specific brand. Occasionally, even if the physician prescribes a specific brand, a home health care dealer may substitute a competitive CPAP product for the patient. We have limited resources to market to the more than 2,000 U.S. sleep clinics and the more than 4,000 home health care dealer branch locations, most of which use, sell or recommend several brands of CPAP products. In addition, home health care dealers have experienced price pressures as government and third-party reimbursement have declined for home care products, and home health care dealers are requiring price discounts and longer periods of time to pay for products purchased from us. We cannot assure you that sleep clinic physicians will continue to prescribe our products, or that home health care dealers or patients will not substitute competing products when a prescription specifying our products has been written. The success of our business depends on our ability to market effectively to home health care dealers and sleep clinics and to ensure that our products are properly marketed and sold by these third parties.

      We intend to expand our marketing activities to target the population with a predisposition to SDB as well as primary care physicians and specialists. We cannot assure you that these marketing efforts will be successful in increasing awareness of our products.

      If we are unable to support our continued growth, our business could suffer.

      We have experienced rapid and substantial growth. As we continue to grow, the complexity of our operations increases, placing greater demands on our management. Our ability to manage our growth effectively depends upon our ability to implement and improve our financial and management information systems on a timely basis and to effect other changes in our business. Unexpected difficulties during expansion, the failure to attract and retain qualified employees, the failure to successfully replace or upgrade our management information systems, the failure to manage costs or our inability to respond effectively to growth or plan for future expansion could cause our growth to stop. If we fail to manage our growth, our business could suffer.

      If we fail to integrate our recent acquisition in Germany with our operations, our business could suffer.

      On February 16, 2001, we acquired all of the outstanding shares of MAP located near Munich, Germany. We are currently in the process of integrating our operations with those of MAP. The integration requires significant efforts from each company. We may find it difficult to integrate the operations of MAP. MAP personnel may leave MAP because of the acquisition and MAP licensees, distributors or suppliers may terminate their arrangements with MAP, or demand amended terms to these arrangements. Additionally, our management may have their attention diverted while trying to integrate the two companies. This diversion or these difficulties in integration could have an adverse impact on us. If we are not able to successfully integrate the operations of MAP, we may not realize the anticipated benefits of the MAP acquisition.

      We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets, subjecting us to various risks relating to international activities that could adversely affect our overall profitability.

      Sales outside North and Latin America accounted for approximately 48%, 46%, and 43% of our net revenues in fiscal years 2001, 2000 and 1999, respectively. As a result of the MAP acquisition, we expect that sales within these areas will account for over 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our domestic operations, including:

      .  fluctuations in currency exchange rates;

      .  tariffs and other trade barriers;

      .  compliance with foreign medical device manufacturing regulations;

      .  reduction in third party payer reimbursement for our products;

      .  inability to obtain import licenses;

      .  changes in trade policies and in domestic and foreign tax policies;

      .  possible changes in export or import restrictions; and

      . the modification or introduction of other governmental policies with potentially adverse effects.

      Fluctuations in foreign currency exchange rates could result in declines in our reported sales and earnings.

      Since our international sales and a significant portion of our manufacturing costs are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. We had foreign currency transaction losses in recent periods and may have further losses in the future. We expect that international sales will continue to be a significant portion of our business and that a significant portion of our manufacturing costs will continue to be denominated in Australian dollars.

      Government and private insurance plans may not reimburse patients for our products, which could result in reductions in sales or selling prices for our products.

      Our ability to sell our products depends in large part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. These third party payors are increasingly challenging the prices charged for medical products and services. Therefore, even if a product is approved for marketing, we cannot assure you that reimbursement will be allowed for such product or that the reimbursement amount will be adequate or, if adequate, will not subsequently be reduced. For example, in some markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of our products but is subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia and the United Kingdom, there is currently limited or no reimbursement for devices that treat sleep disordered breathing related respiratory conditions. Additionally, future legislation or regulation concerning the health care industry or third party or governmental coverage and reimbursement, particularly, legislation or regulation limiting consumers' reimbursement rights may harm our business. As we continue to develop new products, those products will generally not qualify for reimbursement, if at all, until they are approved for marketing.

      In the United States, we sell our products primarily to home health care dealers and to sleep clinics. We do not file claims and bill governmental programs and other third party payors directly for reimbursement for our products. However, we are still subject to laws and regulations relating to governmental reimbursement programs, particularly Medicaid and Medicare.

      In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Many states have adopted laws similar to the federal Anti-Kickback Law. We are also subject to other federal and state fraud laws applicable to payment from any third party payer. These laws prohibit persons from knowingly and willfully filing false claims or executing a scheme to defraud any healthcare benefit program, including private third party payors. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third party payors. Any violation of these laws and regulations could result in civil and criminal penalties, including fines.

      Complying with FDA and other regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

      We are subject to various federal, state, local and international regulations regarding the testing, manufacture, distribution, marketing, promotion, record keeping and reporting of our products. In particular, our failure to comply with FDA regulations could result in, among other things, recalls of our products, substantial fines and/or criminal charges against us and our employees.

      Product sales, introductions or modifications may be delayed or canceled as a result of the FDA or similar foreign regulations, which could cause our sales to decline.

      Before we can market or sell a new medical device in the United States, we must obtain FDA clearance, which can be a lengthy and time-consuming process. We generally receive clearance from the FDA to market our products in the United States under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or our products are exempt from the 510(k) clearance process. We have modified some of our 510(k) approved products without submitting new 510(k) notices, which we do not believe were required. However, if the FDA disagrees with us and requires us to submit new 510(k) notifications for modifications to our existing products, we may be required to stop marketing the products while the FDA reviews the 510(k) notification. Any new product introduction or existing product modification could be subjected to a lengthier, more rigorous FDA examination process. For example, in certain cases we may need to conduct clinical trials of a new product prior to submitting a 510(k) notice. Additionally, we may be required to obtain premarket approvals for our products. The requirements of these more rigorous processes could delay product introductions and increase the costs associated with FDA compliance. Marketing and sale of our products outside the United States are also subject to regulatory clearances and approvals, and if we fail to obtain these regulatory approvals, our sales could suffer. We cannot assure you that any new products we develop will receive required regulatory approvals from U.S. or foreign regulatory agencies.

      Off label marketing of our products could result in substantial penalties.

      Clearance under Section 510(k) only permits us to market our products for the uses indicated on the labeling cleared by the FDA. We may request additional label indications for our current products, and the FDA may deny those requests outright, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared products as a condition of clearance. If the FDA determines that we have marketed our products for off label use, we could be subject to fines, injunctions or other penalties.

      Disruptions in the supply of components from our single source suppliers could result in a significant reduction in sales and profitability.

      We purchase uniquely configured components for our devices from single-source suppliers. We cannot assure you that a replacement supplier would be able to configure its components for our devices on a timely basis or, in the alternative, that we would be able to reconfigure our devices to integrate the replacement part. A reduction or stoppage in supply while a replacement supplier reconfigures its components, or while we reconfigure our components for the replacement part, would limit our ability to manufacture our devices, which could result in a significant reduction in sales and profitability. We cannot assure you that our inventories would be adequate to meet our production needs during any prolonged interruption of supply.

      Our intellectual property may not protect our products, and our products may infringe on the intellectual property rights of third parties.

      We rely on a combination of patents, trade secrets and non-disclosure agreements to protect our intellectual property. Our success depends, in part, on our ability to obtain and maintain United States and foreign patent protection for our products, their uses and our processes to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We have a number of pending patent applications, and we do not know whether any patents will issue from any of these applications. We do not know whether any of the claims in our issued patents or pending applications will provide us with any significant protection against competitive products or otherwise be commercially valuable. Legal standards regarding the validity of patents and the proper scope of their claims are still evolving, and there is no consistent law or policy regarding the valid breadth of claims. Additionally, there may be third party patents, patent applications and other intellectual property relevant to our products and technology which are not known to us and that block or compete with our products.

      We face the risks that:

      .  third parties will infringe our intellectual property rights;

      .  our non-disclosure agreements will be breached;

      .  we will not have adequate remedies for infringement;

      . our trade secrets will become known to or independently developed by our competitors; or

      . any third parties will be issued patents that may prevent the sale of our products or require us to license and pay fees or royalties in order for us to be able to market some of our products.

      We are currently engaged in litigation relating to the enforcement and defense of five of our patents. Additional litigation may be necessary to enforce patents issued to us, to protect our proprietary rights, or to defend third party claims that we have infringed upon proprietary rights of others. The defense and prosecution of patent claims, including these pending claims, as well as participation in other inter-party proceedings, can be expensive and time consuming, even in those instances in which the outcome is favorable to us. If the outcome of any litigation or proceeding brought against us were adverse, we could be subject to significant liabilities to third parties, could be required to obtain licenses from third parties or could be required to cease sales of the affected products. Additionally, the laws regarding the enforceability of patents vary from country to country, and we cannot assure you that any patent issues we face will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.

      We are subject to product liability claims that may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims.

      We are subject to potential product liability claims as a result of the design, manufacture and marketing of medical devices. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates. In addition, we would have to pay any amount awarded by a court in excess of our policy limits. Our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case, we may have to pay the entire amount of any award. We cannot assure you that our insurance coverage will be adequate or that all claims brought against us will be covered by our insurance. Insurance varies in cost and can be difficult to obtain, and we cannot assure you that we will be able to obtain insurance in the future on terms acceptable to us or at all. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts, which could harm our business.

      Our business could suffer if we lose the services of key members of our management.

      We are dependent upon the continued services of key members of our senior management and a limited number of key employees and consultants. The loss of the services of any one of these individuals could significantly disrupt our operations. Additionally, our future success will depend, among other factors, on our ability to continue to hire and retain the necessary qualified scientific, technical and managerial personnel. We compete for such personnel with numerous other companies, academic institutions and organizations.

      Our quarterly operating results are subject to fluctuation for a variety of reasons.

      Our operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from a number of factors, including:

      .  the introduction of new products by us or our competitors;

      .  the geographic mix of product sales;

      .  the success of our marketing efforts in new regions;

      .  changes in third party reimbursement;

      .  timing of regulatory clearances and approvals;

      .  timing of orders by distributors;

      .  expenditures incurred for research and development;

      .  competitive pricing in different regions;

      .  seasonality;

      .  the cost and effect of promotional and marketing programs; and

      .  the effect of foreign currency transaction gains or losses.

      We are subject to an ongoing tax audit, the results of which may require significant tax adjustments.

      We are subject to an ongoing audit of our tax returns for the years 1995 through 1998, which began in February 1998. The IRS may disagree with our tax positions on such returns, and if challenged by the IRS, our tax positions may not be sustained by the courts. As a result of these audits, we may be required to make certain tax adjustments and pay additional taxes and fines that may be significant and have a negative impact on our result of operations.

      If a natural or man made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.

      We manufacture a significant portion of our products in our facilities in Australia. These facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead time to repair or replace. The facilities may be affected by natural or man made disasters and in the event it was affected by a disaster, we would be forced to rely on third party manufacturers. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

      Delaware law, provisions in our charter and our shareholder rights plan could make the acquisition of our company by another company more difficult.

      Provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management which might be beneficial to us or our securityholders. In particular, our board of directors is divided into three classes, serving for staggered three-year terms. Because of this classification it will require at least two annual meetings to elect directors constituting a majority of our board of directors.

      Additionally, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders. Under our stockholders rights plan, we have also issued purchase rights to the holders of our common stock that entitle those holders to purchase our Series A Junior Participating Preferred Stock at a discount, under certain circumstances. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock.

      You may not be able to enforce the judgments of U.S. courts against some of our assets or officers and directors.

      A substantial portion of our assets are located outside the United States. Additionally, two of our six directors and three of our eight officers reside outside the United States, along with all or a substantial portion of the assets of these persons. As a result, it may not be possible for investors to enforce judgments of U.S. courts relating to any liabilities under U.S. securities laws against our assets, those persons or their assets. In addition, we have been advised by our Australian counsel that some doubt exists as to the ability of investors to pursue claims based on U.S. securities laws against these assets or these persons in Australian courts.

         The information contained in this section is not intended to be an exhaustive description of the risks and uncertainties inherent in our business or in our strategic plans. Please see Item 1 "Business" and
         Item 3 "Legal Proceedings".

Item 8   Consolidated Financial Statements and Supplementary Data

         a)  Index to Consolidated Financial Statements

                                                                                                             Page
         Independent Auditors' Report                                                                         F1
         Consolidated Balance Sheets as of June 30, 2001 and 2000                                             F2
         Consolidated Statements of Income for the years ended June 30, 2001, 2000 and 1999                   F3
         Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999     F4
         Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999               F5
         Notes to Consolidated Financial Statements                                                           F6
         Schedule II - Valuation and Qualifying Accounts and Reserves                                         30

         b)  Supplementary Data

         Quarterly Financial Information (unaudited)

         The quarterly results for the years ended June 30, 2001 and 2000 are summarized below (in thousands, except per share amounts):

                                                             2001
                                        ------------------------------------------------
                                         First    Second    Third      Fourth    Fiscal
                                        Quarter  Quarter   Quarter    Quarter     Year
                                        ------------------------------------------------
         Net revenues                   $31,082   $34,366  $ 42,680    $47,028  $155,156
         Gross profit                    21,087    23,021    28,923     31,748   104,779
         Net income (loss)                6,580     6,898   (10,194)     8,346    11,630

         Basic earnings per share       $  0.21   $  0.22    ($0.33)   $  0.27  $   0.37
         Diluted earnings per share     $  0.20   $  0.21    ($0.30)   $  0.25  $   0.35
                                                            2000
                                        ------------------------------------------------
                                         First    Second    Third      Fourth    Fiscal
                                        Quarter  Quarter   Quarter    Quarter     Year
                                        ------------------------------------------------
         Net revenues                   $25,945   $28,135   $29,971    $31,564  $115,615
         Gross profit                    17,721    19,531    19,819     21,553    78,624
         Net income                       4,835     5,362     5,838      6,191    22,226

         Basic earnings per share       $  0.16   $  0.18   $  0.19    $  0.20  $   0.74
         Diluted earnings per share     $  0.15   $  0.17   $  0.18    $  0.19  $   0.69

          /(1)/ Per share amounts for each quarter are computed independently, and, due to the computation formula, the sum of the four quarters may not equal the year.


Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                   PART III

Item 10  Directors and Executive Officers of the Registrant

         Incorporated by reference to our definitive Proxy Statement for our November 5, 2001, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2001.


Item 11  Executive Compensation

         Incorporated by reference to our definitive Proxy Statement for our November 5, 2001, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2001.


Item 12  Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference to our definitive Proxy Statement for our November 5, 2001, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2001.


Item 13  Certain Relationships and Related Transactions

         No material transactions.

                                    PART IV

Item 14 Exhibits, Consolidated Financial Statements, Schedule, and Reports on Form 8-K

        a)  The following documents are filed as part of this report:
            1.   Consolidated Financial Statements and Schedule

                 The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements" under Item 8 of this report.
            2.   Exhibits
                 2.1 Sale and Assignment Agreement, dated as of February 16, 2001 between ResMed Inc, ResMed Beteiligungs GmbH and the shareholders of MAP Medizin-Technologie GmbH*
                 3.1  Certificate of Incorporation of Registrant, as amended**
                 3.2  By-laws of Registrant**
                 4.1  Form of certificate evidencing shares of Common Stock**
                 4.2  Rights agreement dated as of April 23, 1997***
                 4.3 Indenture dated as of June 20, 2001, between ResMed Inc and American Stock Transfer & Trust Company

                 4.4 Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC

                10.1  1995 Stock Option Plan**
                10.2  1997 Equity Participation Plan****
                10.3 Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended**
                10.4 Consulting Agreement between Colin Sullivan and ResMed Limited effective from 1 January 1998*****
                10.5 Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994**
                10.6 Lease for 10121 Carroll Canyon Road, San Diego CA 92131-1109, USA*****
                11.1  Computation of Earnings per Common Share
                21.1  Subsidiaries of the Registrant
                23.1  Independent Auditors' Consent and Report on Schedule
         --------------------
          * Incorporated by reference to the Registrant's Report on Form 8-K dated March 2, 2001
          ** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
          *** Incorporated by reference to the Registrant's Registration Statement on Form 8-A12G filed on April 25, 1997.
          **** Incorporated by reference to the Registrant's 1997 Proxy Statement (File No. 0-26038).
          ***** Incorporated by reference to the Registrant's Report on Form
                10-K dated June 30, 1998 (File No. 0-26038)

     b)  Reports on Form 8-K

         On May 1, 2001 we filed a report on Form 8-K/A reporting Pro Forma Condensed Consolidated Financial Information associated with the acquisition, on February 16, 2001, of MAP Medizin-Technologie GmbH.

         On June 12, 2001 we filed a report on Form 8-K that announced our proposed private placement of $150 million of convertible subordinated notes and included a press release issued by us on June 11, 2001 to that same effect.

         On June 15, 2001, we filed a report on Form 8-K that announced we had entered into a purchase agreement providing for the sale to certain initial purchasers of $150 million of convertible subordinated notes (plus an additional $30 million to cover over allotments, if any). The report included a press release issued by us on June 14, 2001 to that effect. The report also announced the specific pricing for the sale of the convertible subordinated notes and included a press release dated June 15, 2001, to that effect.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED September 20, 2001

ResMed Inc


/S/ PETER C. FARRELL
-------------------------------------------------------
Peter C. Farrell, President and Chief Executive Officer
President and Chief Executive Officer



/S/ ADRIAN M. SMITH
-------------------------------------------------------
Adrian M. Smith
Vice President Finance and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                     TITLE                                      DATE

/S/           PETER C. FARRELL                                Chief Executive Officer,                   September 20, 2001
---------------------------------------------
               Peter C. Farrell                               President, Chairman of the Board
                                                              (Principal Executive Officer)

/S/      CHRISTOPHER G. ROBERTS                               Director                                   September 20, 2001
---------------------------------------------
          Christopher G. Roberts

/S/            MICHAEL A. QUINN                               Director                                   September 20, 2001
---------------------------------------------
               Michael A. Quinn

/S/               GARY W. PACE                                Director                                   September 20, 2001
---------------------------------------------
                  Gary W. Pace

/S/          DONAGH MCCARTHY                                  Director                                   September 20, 2001
---------------------------------------------
              Donagh McCarthy

/S/    CHRISTOPHER BARTLETT                                   Director                                   September 20, 2001
---------------------------------------------
         Christopher Bartlett

                          Independent Auditors' Report


The Board of Directors and Stockholders
ResMed Inc:


We have audited the accompanying consolidated balance sheets of ResMed Inc and subsidiaries as of June 30, 2001, and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP

KPMG LLP
San Diego, California
August 3, 2001

                          ResMed Inc And Subsidiaries
                          Consolidated Balance Sheets
                             June 30, 2001 and 2000
                (In thousands, except share and per share data)

                                                                                  June 30,           June 30,
                                                                                    2001               2000
                                                                         -------------------------------------
Assets
Current assets:

Cash and cash equivalents                                                          $ 40,136           $ 18,250
Marketable securities available for sale (note 3)                                    62,616              3,713
Accounts receivable, net of allowance for doubtful accounts
  of $892 and $833 at June 30, 2001 and 2000, respectively                           32,248             24,688
Inventories, net (note 4)                                                            29,994             15,802
Deferred income taxes (note 10)                                                       4,152              2,361
Prepaid expenses and other current assets                                             8,736              4,358
                                                                         -------------------------------------
Total current assets                                                                177,882             69,172
                                                                         -------------------------------------

Property, plant and equipment, net of accumulated depreciation of
$19,930 at June 30, 2001 and $13,552 at June 30, 2000 (note 5)                       55,092             36,576
Patents, net of accumulated amortization of $1,030 and $789
at June 30, 2001 and 2000, respectively                                               1,390              1,342
Goodwill, net of accumulated amortization of $3,193 and $2,003 at
June 30, 2001 and 2000, respectively                                                 47,870              5,626
Other assets                                                                          5,856              2,878
                                                                         -------------------------------------
Total assets                                                                       $288,090           $115,594
                                                                         =====================================

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                                   $  7,971           $  5,929
Accrued expenses (note 6)                                                            16,751              9,224
Income taxes payable                                                                  8,888              6,469
                                                                         -------------------------------------
Total current liabilities                                                            33,610             21,622

Non current liabilities:
Deferred revenue                                                                      4,114                  -
Convertible subordinated notes (note 7)                                             150,000                  -
                                                                         -------------------------------------
Total non current liabilities                                                       154,114                  -

                                                                         -------------------------------------
Total liabilities                                                                   187,724             21,622
                                                                         -------------------------------------

Stockholders' equity: (note 8)
Preferred stock, $.01 par value,
2,000,000 shares authorized; none issued                                                  -                  -
Series A Junior Participating preferred stock, $0.01 par value,
250,000 shares authorized; none issued                                                    -                  -
Common stock, $.004 par value, 50,000,000 shares authorized;
Issued and outstanding 31,478,780 at June 30, 2001 and
30,593,921 at June 30, 2000                                                             126                122
Additional paid-in capital                                                           52,675             41,495
Retained earnings                                                                    77,137             65,507
Accumulated other comprehensive loss                                                (29,572)           (13,152)
                                                                         -------------------------------------
Total stockholders' equity                                                          100,366             93,972
                                                                         -------------------------------------

Commitments and contingencies (notes 13 and 16)                                           -                  -

Total liabilities and stockholders' equity                                         $288,090           $115,594
                                                                         =====================================

See accompanying notes to consolidated financial statements.

                          ResMed Inc and Subsidiaries
                       Consolidated Statements of Income
                    Years ended June 30, 2001, 2000 and 1999
                     (In thousands, except per share data)

                                                                               June 30,           June 30,           June 30,
                                                                                 2001               2000               1999
                                                                     --------------------------------------------------------
Net revenues                                                                   $155,156           $115,615            $88,627
Cost of sales                                                                    50,377             36,991             29,416
                                                                     --------------------------------------------------------
Gross profit                                                                    104,779             78,624             59,211
                                                                     --------------------------------------------------------

Operating expenses:
  Selling, general and administrative                                            49,364             36,987             27,414
  Provision for restructure (note 6)                                                550                  -                  -
  In-process research and development write off (note 14)                        17,677                  -                  -
  Research and development                                                       11,146              8,499              6,542
                                                                     --------------------------------------------------------
Total operating expenses                                                         78,737             45,486             33,956
                                                                     --------------------------------------------------------

Income from operations                                                           26,042             33,138             25,255
                                                                     --------------------------------------------------------

Other income (expenses):
       Interest income (expense), net                                              (762)               801                779
       Government grants                                                             72                279                833
       Other, net (note 9)                                                        1,962                (52)            (2,290)
                                                                     --------------------------------------------------------
Total other income (expenses), net                                                1,272              1,028               (678)
                                                                     --------------------------------------------------------

Income before income taxes                                                       27,314             34,166             24,577
Income taxes (note 10)                                                           15,684             11,940              8,475
                                                                     --------------------------------------------------------

Net income                                                                     $ 11,630           $ 22,226            $16,102
                                                                     ========================================================

Basic earnings per share                                                          $0.37              $0.74              $0.55
Diluted earnings per share                                                        $0.35              $0.69              $0.52

Basic shares outstanding                                                         31,129             30,153             29,416
Diluted shares outstanding                                                       33,484             32,303             31,068

         See accompanying notes to consolidated financial statements.

                          ResMed Inc And Subsidiaries
                Consolidated Statements of Stockholders' Equity
                    Years ended June 30, 2001, 2000 and 1999
                                 (In thousands)

                                                                                             Accumulated
                                                                      Additional                other
                                                      Common stock     paid-in    Retained  comprehensive           Comprehensive
                                                     Shares   Amount   capital    Earnings  income (loss)    Total      Income
                                                   --------------------------------------------------------------------------------
Balance, June 30, 1998                                 29,104   $117     $31,165   $27,179       $ (7,688) $ 50,773

Common stock issued on exercise of options (note 8)       512      1       2,124         -              -     2,125
Tax benefit from exercise of options                        -      -         388         -              -       388
Comprehensive income:
Net income                                                  -      -           -    16,102              -    16,102      $ 16,102
Other comprehensive income
Foreign currency translation adjustments                                                            2,259     2,259         2,259
                                                                                                                    ---------------
Comprehensive income                                                                                                     $ 18,361
                                                                                                                    ===============
                                                   --------------------------------------------------------------------------------

Balance, June 30, 1999                                 29,616    118      33,677    43,281         (5,429)   71,647

Common stock issued to consultants                         10      -         126         -              -       126
Common stock issued on exercise of options (note 8)       968      4       6,376         -              -     6,380
Tax benefit from exercise of options                        -      -       1,316         -              -     1,316
Comprehensive income:
Net income                                                  -      -           -    22,226              -    22,226      $ 22,226
Other comprehensive income
Foreign currency translation adjustments                                                           (7,723)   (7,723)       (7,723)
                                                                                                                    ---------------
Comprehensive income                                                                                                     $ 14,503
                                                                                                                    ===============
                                                   --------------------------------------------------------------------------------

Balance, June 30, 2000                                 30,594   $122      41,495    65,507        (13,152)   93,972

Common stock issued on exercise of options (note 8)       885      4       7,939         -              -     7,943
Tax benefit from exercise of options                        -      -       3,241         -              -     3,241
Comprehensive income:
Net income                                                  -      -           -    11,630              -    11,630      $ 11,630
Other comprehensive income
Foreign currency translation adjustments                    -      -           -         -        (16,420)  (16,420)      (16,420)
                                                                                                                    ---------------
Comprehensive income/(loss)                                                                                              $ (4,790)
                                                                                                                    ===============

Balance, June 30, 2001                                 31,479   $126     $52,675   $77,137       $(29,572) $100,366
                                                     ==============================================================

          See accompanying notes to consolidated financial statements.

                          ResMed Inc And Subsidiaries
                     Consolidated Statements of Cash Flows
                    Years ended June 30, 2001, 2000 and 1999
                                 (In thousands)

                                                                                June 30,           June 30,           June 30,
                                                                                  2001               2000               1999
                                                                     ---------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                  $  11,630           $ 22,226           $ 16,102
      Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                                7,015              6,248              3,973
      Goodwill amortization                                                        1,430                690                633
      Provision for service warranties                                               174                184                240
      Deferred income taxes                                                       (2,306)                77                549
      Foreign currency options revaluation                                         2,766              2,158                125
      Non cash consulting expenses                                                     -                126                  -
      Restructuring provision                                                        550                  -                  -
      Purchased in-process research and development write off                     17,677                  -                  -
   Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable, net                                                    (5,531)            (7,394)            (5,516)
      Inventories                                                                 (8,130)            (6,027)            (2,919)
      Prepaid expenses and other current assets                                   (3,470)            (1,572)              (204)
      Accounts payable and accrued expenses                                        2,633              1,412              2,873
      Income taxes payable                                                         5,082              2,147              2,332
                                                                     ---------------------------------------------------------
      Net cash provided by operating activities                                   29,520             20,275             18,188
                                                                     ---------------------------------------------------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                    (27,459)           (16,168)           (20,515)
   Purchase of marketable securities - available for sale                        (79,879)           (36,804)            (7,290)
   Proceeds from sale of marketable securities - available for sale               20,976             38,717              6,862
   Patent registration costs                                                        (516)              (961)              (445)
   Business acquisitions, net of cash acquired of $367 (note 14)                 (55,070)              (576)            (2,024)
   Purchases of investments                                                       (2,602)            (2,732)            (1,529)
                                                                     ---------------------------------------------------------
      Net cash used in investing activities                                     (144,550)           (18,524)           (24,941)
                                                                     ---------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                     7,943              6,380              2,125
   Repayment of borrowings                                                       (82,854)                 -               (235)
   Proceeds from borrowings, net of borrowing costs                              213,937                  -                  -
                                                                     ---------------------------------------------------------
      Net cash provided by  financing activities                                 139,026              6,380              1,890
                                                                     ---------------------------------------------------------
Effect of exchange rate changes on cash                                           (2,110)              (989)               445
                                                                     ---------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              21,886              7,142             (4,418)
Cash and cash equivalents at beginning of the year                                18,250             11,108             15,526
                                                                     ---------------------------------------------------------
Cash and cash equivalents at end of the year                                   $  40,136           $ 18,250           $ 11,108
                                                                     =========================================================
Supplemental disclosure of cash flow information:
   Income taxes paid                                                           $  12,908           $  9,716           $  5,374
   Interest paid                                                                   1,439                  -                  -
                                                                     =========================================================
   Fair value of assets acquired in acquisition                                $  33,139           $    383                  -
   Liabilities assumed                                                           (24,821)               (36)                 -
   Goodwill on acquisition                                                        47,119                229              2,024
                                                                     ---------------------------------------------------------
Cash paid for acquisition                                                      $  55,437           $    576           $  2,024
                                                                     =========================================================

          See accompanying notes to consolidated financial statements.

                          ResMed Inc And Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000


1.   Organization and Basis of Presentation

     ResMed Inc (the "Company") is a Delaware corporation formed in March 1994 as a holding company for ResMed Holdings Ltd (RHL), a company resident in Australia. The Company designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's corporate offices are based in San Diego, California with its principal manufacturing operation located in Australia. Other major distribution and sales sites are located in the United States, United Kingdom, France, Germany, Sweden and Singapore.


2.   Summary of Significant Accounting Policies

     (a)  Basis of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from management's estimates.

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

     (c)  Cash and Cash Equivalents

          Cash equivalents including certificates of deposit, commercial paper and other highly liquid investments are stated at cost, which approximates market. Investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the consolidated statements of cash flows.

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

                          ResMed Inc And Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

2.   Summary of Significant Accounting Policies (continued)

     (f)  Patents

          The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded, the unamortized costs are written off immediately.

     (g)  Goodwill

          Goodwill arising from business acquisitions has been amortized on a straight-line basis over periods ranging from three to 20 years. The Company carries goodwill at cost net of accumulated amortization. The Company reviews its goodwill carrying value when events indicate that an impairment may have occurred in goodwill. If, based on the undiscounted cash flows, management determines goodwill is not recoverable, goodwill is written down to its discounted cash flow value and the amortization period is re-assessed.

          Amortization expense of goodwill was $1,430,000, $690,000 and $633,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

     (h)  Government Grants

          Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support the continued development of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants have been recognized in the amount of $72,000, $279,000 and $833,000 for the years ended June 30, 2001, 2000 and
          1999, respectively.

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

                          ResMed Inc And Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

2.   Summary of Significant Accounting Policies (continued)

     (k)  Earnings Per Share

          The weighted average shares used to calculate basic earnings per share were 31,129,000, 30,153,000, and 29,416,000 for the years ended June
          30, 2001, 2000 and 1999, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 2,355,000, 2,150,000 and 1,652,000 for the years ended June 30, 2001,
          2000 and 1999, respectively.

     (l)  Financial Instruments

          The carrying value of financial instruments, such as of cash and cash equivalents, marketable securities - available for sale, accounts receivable, government grants receivable and accounts payable approximate their fair value because of their short term nature. The estimated fair value of the Company's long-term debt at June 30, 2001 approximates $147.9 million compared with the carrying value of $150.0 million. Foreign currency option contracts are marked to market and therefore reflect their fair value. The Company does not hold or issue financial instruments for trading purposes.

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

          The purpose of the Company's foreign currency hedging activities is to protect the Company from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian manufacturing activities. The Company enters into foreign currency option contracts to hedge anticipated sales and manufacturing costs, principally denominated in Australian dollars and Euros. The terms of such foreign currency option contracts generally do not exceed three years.

          Unrealized gains or losses are recognized as incurred in the consolidated balance sheets as either other assets or other liabilities and are recorded within other income, net on the Company's consolidated statements of income. Unrealized gains and losses on currency derivatives are determined based on dealer quoted prices.

          The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. The credit exposure of foreign exchange options at June 30, 2001 was $597,000, which represents the positive fair value of options held by the Company.

          The Company held foreign currency option contracts with notional amounts totalling $223,752,000 and $171,530,000 at June 30, 2001 and
          2000, respectively to hedge foreign currency items. These contracts mature at various dates prior to July 2002.

                          ResMed Inc And Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

2.   Summary of Significant Accounting Policies (continued)

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

          At June 30, 2001 and 2000, the Company's investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities available for sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

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

     (q)  Impairment of Long-Lived Assets

          The Company periodically evaluates the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

                          ResMed Inc And Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

3.   Marketable Securities

     The estimated fair value of marketable securities available for sale as of June 30, 2001 and 2000, was $62,616,000 and $3,713,000, respectively. The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of June 30, 2001 or 2000.

     Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

4.   Inventories

     Inventories net, were comprised of the following as of June 30, 2001 and 2000 (in thousands):


                                      2001             2000
                                ---------------------------

     Raw materials                 $ 7,584          $ 4,826
     Work in progress                   98              297
     Finished goods                 22,312           10,679
                                ---------------------------
                                   $29,994          $15,802
                                ===========================

5.   Property, Plant and Equipment

     Property, plant and equipment is comprised of the following as of June 30, 2001 and 2000 (in thousands):

                                                       2001        2000
                                                    ---------------------
     Machinery and equipment                         $ 10,930    $  8,024
     Computer equipment                                12,829       9,685
     Furniture and fixtures                             8,667       5,214
     Vehicles                                           1,219       1,214
     Clinical, demonstration and rental equipment       8,194       7,844
     Leasehold improvements                               663         552
     Land                                               5,333       3,113
     Buildings                                         27,187       9,837
     Construction in Process                                -       4,645
                                                    ---------------------
                                                       75,022      50,128
     Accumulated depreciation and  amortization       (19,930)    (13,552)
                                                    ---------------------
                                                     $ 55,092    $ 36,576
                                                    =====================

                          ResMed Inc And Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

6.  Accrued Expenses

    Accrued expenses at June 30, 2001 and 2000 consist of the following (in thousands):

                                                    2001             2000
                                              ---------------------------
    Service warranties                           $   739           $  601
    Consulting and professional fees                 809              324
    Royalties                                        290              240
    Value added taxes due                          6,033            2,520
    Employee related costs                         4,687            3,087
    Deferred revenue                               1,388            1,341
    Clinical research                                 75              178
    Provision for restructure(a)                     375                -
    Promotional programs                           1,198                -
    Other                                          1,157              933
                                              ---------------------------
                                                 $16,751           $9,224
                                              ===========================

    (a) Subsequent to the purchase of MAP Medizin-Technologie GmbH, the Company has begun limited restructuring of MAP's activities and for the year ended June 30, 2001, has taken a charge of $550,000 associated with the sale and closure of MAP's unprofitable French operation. At June 30, 2001, the provision for restructure was $375,000 representing amounts to be paid on termination of employees and leases.

7.  Long-Term Debt

    Long-term debt at June 30, 2001 and 2000 consist of the following (in thousands):

                                                      2001              2000
                                                   -----------------------------

    4% Convertible subordinate notes due 2006         $150,000          $ -
                                                   =============================

    On June 20, 2001 the Company issued $150.0 million of 4% convertible subordinated notes that are due to mature on June 20, 2006. On July 3, 2001, the Company received an additional $30.0 million in over allotments. This increased the total amount of convertible subordinated notes issued to $180.0 million.

    The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock of ResMed Inc. The notes are convertible at a conversion price of $60.60 per share, which is equal to a conversion rate of 16.5017 shares per $1,000 principal amount of notes, subject to adjustment.

    Interest is to be paid on the notes on June 20 and December 20 of each year, beginning December 20, 2001.

    The Company may redeem some or all of the notes at any time before June 20, 2004 at a redemption price of $1,000 per $1,000 principal amount of notes, plus accrued and unpaid interest, if any, to the redemption date, if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. Upon any such provisional redemption, the Company will make an additional payment in cash equal to $166.67 per $1,000 principal amount of notes, less the amount of any interest actually paid on the notes before the provisional redemption date.

                          ResMed Inc And Subsidiaries
                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000

7.  Long-Term Debt (continued)

    The Company may also redeem some or all of the notes at any time on or after June 22, 2004, but prior to June 20, 2005, at a redemption price equal to 101.6% of the principal amount of notes redeemed, and at any time after June 19, 2005, at a redemption price of 100.8% of the principal amount of notes, plus in any case accrued and unpaid interest, if any, to the redemption date, if the closing price of the Company's common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the optional redemption notice.

    The notes are general unsecured obligations and are subordinated to all of the Company's existing and future senior indebtedness and will be effectively subordinated to all of the indebtedness and liabilities of the Company's subsidiaries. The indenture governing the notes will not limit the Company or its subsidiaries from incurring senior indebtedness or other indebtedness.

8.  Stockholders' Equity

    Stock Options - The Company has granted stock options to personnel,
    -------------
    including officers and directors in accordance with both the 1995 Option Plan and the 1997 Equity Participation Plan (collectively the "Plans"). These options have expiration dates of ten years from the date of grant and vest over three years. The Company granted these options with the exercise price equal to the market value as determined at the date of grant.

    In August 1997 as part of the introduction of the 1997 Equity Participation Plan, the Company cancelled 43,880 options, being all non-issued options remaining under the 1995 Option Plan.

    The following table summarizes option activity:

                                                   ---------------------------------------------------------------------
                                                                  Weighted               Weighted               Weighted
                                                                  Average                Average                Average
                                                                  Exercise               Exercise               Exercise
                                                        2001       Price       2000       Price        1999      Price
                                                   ---------------------------------------------------------------------
    Outstanding at beginning of year                  3,298,022     $10.12   3,142,272     $ 7.32 $ 2,403,160     $ 4.57

      Granted                                         1,569,690      27.27   1,336,900      14.14   1,265,000      11.31
      Exercised                                        (884,859)      8.98    (967,985)      6.59    (512,688)      4.15
      Forfeited                                        (130,035)     17.78    (213,165)     10.04     (13,200)     11.32
                                                   ---------------------------------------------------------------------
    Outstanding at end of year                        3,852,818     $17.14   3,298,022     $10.12   3,142,272     $ 7.32
                                                   ---------------------------------------------------------------------
    Price range of granted options                   $   24-$40             $   13-$27            $    10-$12

    Options exercisable at end of year                1,240,427     $ 8.02   1,368,286     $ 6.92   1,254,126     $ 4.00
                                                   ---------------------------------------------------------------------

                          ResMed Inc And Subsidiaries
                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000

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

    The following table summarizes information about stock options outstanding at June 30, 2001.

                                                                                 Weighted Average
      Exercise Prices                          Number Outstanding at                 Remaining            Number Exercisable at
                                                   June 30, 2001                 Contractual Life             June 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
       $ 0 - $10                                       735,578                         5.35                      732,244
       $11 - $20                                     1,577,049                         7.64                      489,510
       $21 - $30                                     1,178,901                         9.42                       18,673
       $31 - $40                                       347,290                         9.75                            -
       $41 - $50                                        14,000                         9.58                            -
----------------------------------------------------------------------------------------------------------------------------------
                                                     3,852,818                         7.96                    1,240,427
----------------------------------------------------------------------------------------------------------------------------------

    The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                         2001            2000            1999

      Net income (in thousands):

          As reported                                                                   $11,630         $22,226         $16,102
          Pro forma                                                                       2,859          17,511          12,951

      Basic earnings per common share:
          As reported                                                                   $  0.37         $  0.74         $  0.55
          Pro forma                                                                     $  0.09         $  0.58         $  0.44

      Diluted income per common and common equivalent share:
          As reported                                                                   $  0.35         $  0.69         $  0.52
          Pro forma                                                                     $  0.09         $  0.54         $  0.42
-------------------------------------------------------------------------------------------------------------------------------

    The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 5.75% for fiscal 2001, and 6.5% and 5.8% for fiscal 2000 and 1999, respectively; no dividend yield; expected lives of four years; and volatility of 61% for 2001 and 2000 and 55% for 1999.

                          ResMed Inc And Subsidiaries
                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000

8.  Stockholders' Equity (continued)

    Preferred Stock - In April 1997, the board of directors authorized 2,000,000
    ---------------
    shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2001.

    Stock Purchase Rights - In April 1997, the Company implemented a plan to
    ---------------------
    protect stockholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one right to purchase Series A Junior Participating Preferred Stock (the "Right"). The Right enables the holder, under certain circumstances, to purchase common stock of the Company or of the acquiring person at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 20% or more of the Company's outstanding common stock. The Rights are redeemable at $0.01 per Right and expire in 2007.

    Common Stock - During fiscal 2000, the Board of Directors declared a two-
    ------------
    for-one split of the Company's common stock, effective March 31, 2000. Stockholders' equity has been restated for all periods presented to give retroactive recognition to the stock split by reclassifying from additional paid-in capital to common stock, the par value of the additional shares as a result of the stock split.

9.  Other, net

    Other, net is comprised of the following at June 30, 2001, 2000 and 1999 (in thousands):

                                                                    -------------------------------------------------------
                                                                           2001                2000              1999
                                                                    -------------------------------------------------------
    License fees                                                          $   125            $   167           $    58
    Gain/(loss) on foreign currency hedging position                       (2,766)            (1,863)              435
    Gain/(loss) on foreign currency transactions                            4,747              1,681            (2,888)
    Write back of investment                                                    -                  -               300
    Other                                                                    (144)               (37)             (195)
                                                                    -------------------------------------------------------
                                                                          $ 1,962            $   (52)          $(2,290)
                                                                    =======================================================

    In March 1998, the Company granted to a third party licenses to three of the Company's patents for a non-refundable payment of $1,250,000. The license agreement will allow the third party to manufacture and distribute certain products featuring the Company's patented technology in the U.S. homecare market. Additionally, the Company will earn royalties on products manufactured.

10. Income Taxes

    Income before income taxes for the years ended June 30, 2001, 2000, and 1999, was taxed under the following jurisdictions (in thousands):


                                                                    ---------------------------------------------------
                                                                           2001               2000             1999
                                                                    ---------------------------------------------------
    U.S.                                                                  $ 3,482            $ 4,644           $ 4,043
    Non-U.S.                                                               23,832             29,522            20,534
                                                                    ---------------------------------------------------
                                                                          $27,314            $34,166           $24,577
                                                                    ===================================================

                          ResMed Inc And Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

10. Income Taxes (continued)

    The provision for income taxes is presented below (in thousands):


                                                                    ------------------------------------------------
                                                                             2001             2000              1999
                                                                    ------------------------------------------------
Current:
  Federal                                                                $ 2,938           $ 1,396            $  772
  State                                                                      203                77               174
 Non-U.S.                                                                 14,790            10,390             6,980
                                                                    ------------------------------------------------
                                                                          17,931            11,863             7,926
                                                                    ------------------------------------------------
Deferred:
  Federal                                                                   (652)              390               360
  State                                                                       90                14               (12)
  Non-U.S.                                                                (1,685)             (327)              201
                                                                    ------------------------------------------------
                                                                          (2,247)               77               549
                                                                    ------------------------------------------------
Provision for income taxes                                               $15,684           $11,940            $8,475
                                                                    ================================================

    The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 34% to pretax income as a result of the following (in thousands):

                                                                    ------------------------------------------------
                                                                           2001              2000              1999
                                                                    ------------------------------------------------
Computed 'expected' tax expense                                          $ 9,287           $11,616            $8,356
Increase (decrease) in income taxes
Resulting from:
      Non-deductible expenses                                                460               715               302
      Research and development credit                                       (781)             (430)             (250)
      Tax effect of intercompany dividends                                (3,885)             (508)               13
      Utilization of net operating loss carryforwards                         (5)               (4)                -
      Change in valuation allowance                                        4,431                22                71
      Effect of non-U.S. tax rates                                             4               714               455
      State income taxes                                                     356               235               131
      In-process research and development write-off                        6,010                 -                 -
      Provision for restructure                                              187                 -                 -
      Other                                                                 (380)             (420)             (603)
                                                                    ------------------------------------------------
                                                                         $15,684           $11,940            $8,475
                                                                    ================================================

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are comprised of the following at June 30, 2001 and 2000 (in thousands):

                                                                                    ------------------------------
                                                                                            2001              2000
                                                                                    ------------------------------
Deferred tax assets:
      Employee benefit obligations                                                       $   573            $  534
      Provision for service warranties                                                       203               203
      Provision for doubtful debts                                                           317               254
      Net operating loss carryforwards                                                     2,206                79
      Deferred foreign tax credits                                                         7,193               970
      Accrual for legal costs                                                                  5                76
      Intercompany profit in inventories                                                   3,492             2,188
      Property, plant and equipment                                                          189               290
      Other accruals                                                                         663               418
                                                                                    ------------------------------
                                                                                          14,925             5,012
Less valuation allowance                                                                  (5,592)              (86)
                                                                                    ------------------------------
Deferred tax assets                                                                      $ 9,333            $4,926
                                                                                    ------------------------------

                          ResMed Inc And Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

10. Income Taxes (continued)

                                                                                   -------------------------------
                                                                                            2001              2000
                                                                                   -------------------------------
Deferred tax liabilities:
      Patents                                                                            $  (382)             (413)
      Capitalized software                                                                  (495)             (453)
      Unrealized gain on foreign currency options                                           (179)             (306)
      Unrealized foreign exchange gains                                                        -              (196)
      Undistributed German income                                                         (2,104)             (992)
      Deferred tax deductible goodwill amortization                                       (1,698)                -
      Other receivables                                                                     (197)             (168)
      Other                                                                                 (126)              (37)
                                                                                   -------------------------------
Deferred tax liabilities                                                                  (5,181)           (2,565)
                                                                                   -------------------------------
Net deferred tax asset                                                                   $ 4,152             2,361
                                                                                   ===============================

    The valuation allowance at June 30, 2001, primarily relates to a provision for uncertainty as to the utilization of deferred foreign tax credits of $4,322,000 and net operating loss carryforwards of $1,046,000 relating to MAP. The net change in the valuation allowance was an increase of $5,506,000 for the year ended June 30, 2001, in comparison to an increase of $22,000 and an increase of $48,000, for the years ended June 30, 2000 and 1999, respectively. The measurement of deferred tax assets and liabilities at June 30 of each year, reflect foreign currency translation adjustments, changes in enacted tax rates and changes in temporary differences. Income taxes in 2001, 2000 and 1999 were reduced by $5,000, $4,000 and $0, respectively, through the utilization of net operating loss carryforwards.

    At June 30, 2001, the net operating loss carryforwards relate to MAP, Singapore and Malaysia.

11. Employee Retirement Plans

    The Company contributes to a number of employee retirement plans for the benefit of its employees. These plans are detailed as follows:

    Australia - The Company contributes to defined contribution pension plans
    ---------
    for each employee resident in Australia. All Australian employees after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. The Company contributes to the plans at the rate of 8% of the salaries of all Australian employees. Total Company contributions to the plans for the years ended June 30, 2001, 2000, and 1999 were $814,000, $632,000 and $457,000, respectively.

    United Kingdom - The Company contributes to a defined contribution plan for
    --------------
    each permanent United Kingdom employee. All employees, after serving a three month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. The Company contributes to the plans at the rate of 3% of the salaries. Total Company contributions to the plan were $7,000, $8,000 and $8,000 in fiscal 2001, 2000, and 1999 respectively.

                         ResMed Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000

11. Employee Retirement Plans (continued)

    United States - The Company sponsors a defined contribution pension plan
    -------------
    available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 3% of employee salaries. The cost of this plan to the Company was $158,000, $123,000 and $96,000 in fiscal 2001, 2000 and 1999 respectively.

12. Segment Information

    The Company operates solely in the sleep disordered breathing sector of the respiratory medicine industry. The Company therefore believes that, given the single market focus of its operations and the inter dependence of its products that the Company operates as a single operating segment. The Company assesses performance and allocates resources on the basis of a single operating entity.

    Financial information by geographic area for the years ended June 30, 2001, 2000 and 1999, is summarized below (in thousands):

                                                    -----------------------------------------------------------------------------

                                                                                                            Rest of
                                                         U.S.A       Germany     Australia     France        World        Total

                                                    -----------------------------------------------------------------------------
        2001
        Revenue from external customers                 $74,981       25,646        5,318       17,592       31,619      $155,156

        Long lived assets                               $30,475        3,063       25,130          555        1,725      $ 60,948
                                                    =============================================================================

        2000
        Revenue from external customers                 $58,419       14,317        4,444       11,949       26,486      $115,615

        Long lived assets                               $ 8,126        1,248       27,595          622        1,863      $ 39,454
                                                    =============================================================================

        1999
        Revenue from external customers                 $47,229       13,181        3,489        6,978       17,750      $ 88,627

        Long lived assets                               $ 2,525          816       26,611          400        1,429      $ 31,781
                                                    =============================================================================

                          ResMed Inc And Subsidiaries
                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000

12. Segment Information (continued)

    Net revenues from external customers is based on the location of the customer. Long-lived assets of geographic areas are those assets used in the Company's operations in each geographical area and excludes patents, deferred tax assets and goodwill.

13. Commitments

    The Company leases buildings, motor vehicles and office equipment under operating leases. Rental charges for these items are expensed as incurred. At June 30, 2001 the Company had the following future minimum lease payments under non-cancelable operating leases (in thousands):

    ----------------------------------------------------------------------------
                                     Operating   Sub lease   Total net minimum
     Years                             Leases  rental income   lease payments
    ----------------------------------------------------------------------------

     2002                              $1,720     $   330         $ 1,390
     2003                               1,540         245           1,295
     2004                               1,179         251             928
     2005                                 529         257             272
     2006                                 439         130             309
     Thereafter                           468           -             468
    ----------------------------------------------------------------------------
     Total minimum lease payments      $5,875     $ 1,213         $ 4,662
    ============================================================================

    Rent expenses under operating leases for the years ended June 30, 2001, 2000 and 1999 were approximately $1,087,000, $744,000 and $789,000, respectively.

14. Business Acquisition

    On February 16, 2001 the Company's fully owned German Subsidiary, ResMed Beteiligungs GmbH, acquired all the common stock of MAP Medizin-Technologie GmbH ("MAP'') for total consideration, including acquisition costs, of $55.4 million.

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

    Purchased in-process research and development of $17,677,000 was expensed upon acquisition of MAP because technological feasibility of the products under development had not been established and no further alternative uses existed. The value of in process technology was calculated by identifying research projects in areas for which technological feasibility had not been established, estimating the costs to develop the purchased in process technology into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the reduced percentage completion of the projects thereto. The discount rates used in the analysis were between 27% and 33% and were based on the risk profile of the acquired assets.

    All purchased research and development projects related to medical equipment for the treatment of sleep disordered breathing, primarily relating to the development of mask interface systems and autotitrating devices for the treatment of obstructive sleep apnea and associated disorders. Key assumptions used in the analysis included gross margins ranging from 70% to 80%. As of the date of acquisition, the mask interface systems are expected to be completed and commercially available in 2002 and versions of the autotitrating devices between 2003 and 2005. These projects have estimated costs to complete totalling approximately $2.0 million.

                          ResMed Inc And Subsidiaries
                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000

14. Business Acquisition (Continued)

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

    The following unaudited pro-forma financial information presents the combined results of operations of the Company and MAP as if the acquisition had occurred as of the beginning of the years ended June 30, 2001 and 2000, respectively and after giving effect to certain adjustments, including amortization of goodwill and increased interest expense associated with debt funding the acquisition. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and MAP constituted a single entity during such years.

    The pro-forma net income for the year ended June 30, 2001 excludes non-recurring acquisition charges of $17,677,000 for purchased in-process research and development and $550,000 for restructuring of MAP's French operations.

    (In thousands except per share data)

                                                -----------------------
                                                   2001         2000
                                                -----------------------

    Net revenue                                  $172,250     $138,396
    Net income                                     28,556       17,612

    Basic earnings per share                     $   0.92     $   0.58
    Diluted earnings per share                   $   0.85     $   0.55

    Basic shares outstanding                       31,129       30,153
    Diluted shares outstanding                     33,484       32,303

    On January 31, 2000, the Company's wholly owned Swedish subsidiary, ResMed Sweden AB, acquired the business and associated assets of Einar Egnell AB, its Swedish distributor for $576,000 in cash. The acquisition has been accounted for as a purchase and accordingly, the results of operations of the Einar Egnell business have been included in the Company's consolidated financial statements from January 31, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of $229,000 has been recorded as goodwill and is being amortized on a straight line basis over five years.

    In fiscal 1999, the Company paid $2,024,000 as a final deferred goodwill payment on the 1996 acquisition of its German distributor.

15. Comprehensive Income

    As of July 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' which established standards for the reporting and display of comprehensive income and its components in the financial statements. The only component of comprehensive income that impacts the Company is foreign currency translation adjustments. The net loss associated with foreign currency translation adjustments for the year ended June 30, 2001 was $16.4 million compared to a net loss of $7.7 million for the year ended June 30, 2000 and net gain of $2.3 million for the year ended June 30, 1999.

                          ResMed Inc And Subsidiaries
                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000

15. Comprehensive Income (Continued)

    Comprehensive income/(loss) for the years ended June 30, 2001, June 30, 2000 and June 30, 1999 was ($4.8) million, $14.5 million and $18.4 million, respectively. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at June 30, 2001 and June 30, 2000 consisted of foreign currency translation adjustments and represent unrealized losses of $29.6 million and $13.2 million, respectively.

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

    In January 2001, MAP Medizin-Technologie GmbH filed a lawsuit in the Civil Chamber of Munich Court against Hofrichter GmbH seeking actual and exemplary monetary damages for the unauthorized and infringing use of the Company's trademarks and patents. An initial decision has been made in favor of MAP. Hofrichter has filed an appeal and have sort Court determination that the MAP patents do not apply to certain Hofrichter products.

    While the Company is prosecuting the above actions, there can be no assurance that the Company will be successful.

    On March 31, 2001, we filed a lawsuit in the United States District Court for the Southern District of California against MPV Truma and Tiara Medical Systems, Inc., seeking actual and exemplary monetary damages and injunctive relief for the unauthorized and infringing use of our trademarks, trade dress, and patents related to our Mirage mask. The parties reached a confidential out of court settlement on April 9, 2001.

    In May 1995, Respironics and its Australian distributor filed a Statement of Claim against us and Dr. Farrell in the Federal Court of Australia, alleging that we engaged in unfair trade practices. The statement of Claim asserted damage claims for lost profits on sales in the aggregate amount of approximately $1,000,000. The parties reached a confidential out of court settlement of this Action on April 16, 2001.

                                                                     Schedule II
--------------------------------------------------------------------------------

                          ResMed Inc and Subsidiaries
                Valuation and Qualifying Accounts and Reserves
                   Years Ended June 30, 2001, 2000 and 1999
                                (in thousands)

                                         -----------------------------------------------------------------------
                                              Balance at       Charged to          Other           Balance at
                                             Beginning of      costs and        (deductions)         end of
                                                Period          expenses                             period
                                         -----------------------------------------------------------------------
Year ended June 30, 2001
  Applied against asset account                   $833               681               (622)            892
  Allowance for doubtful accounts
                                         =======================================================================

Year ended June 30, 2000
  Applied against asset account
  Allowance for doubtful accounts                 $421               632               (220)            833
                                         =======================================================================

Year ended June 30, 1999
  Applied against asset account
  Allowance for doubtful accounts                 $248               348               (175)            421
                                         =======================================================================

                See accompanying independent auditor's report.

                                 Exhibit Index



  2.1 Sale and Assignment Agreement dated as of February 16, 2001, between ResMed Inc, ResMed Beteilingungs GmbH and the shareholders of MAP Medizin-Technologie GmbH*
  3.1   Certificate of Incorporation of Registrant, as amended**
  3.2   By-laws of Registrant**
  4.1   Form of certificate evidencing shares of Common Stock**
  4.2   Rights agreement dated as of April 23, 1997***
  4.3 Indenture dated as of June 20, 2001, between ResMed Inc and American Stock Transfer & Trust Company
  4.4 Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC
  10.1  1995 Stock Option Plan**
  10.2  1997 Equity Participation Plan****
  10.3 Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended**
  10.4 Consulting Agreement between Colin Sullivan and ResMed Limited effective from 1 January 1998*****
  10.5 Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994**
  10.6  Lease for 10121 Carroll Canyon Road, San Diego 92131-1109, U.S.A.*****
  11.1  Computation of Earnings per Common Share
  21.1  Subsidiaries of the Registrant
  23.1  Independent Auditors' Consent and Report on Schedule


  ------------------------------
    * Incorporated by reference to the Registrant's Report on Form 8-K dated March 2, 2001
   ** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-91094) declared effective June 1, 1995.
  *** Incorporated by reference from the Registrants' Registration Statement on Form 8-A12G filed April 25, 1997.
 **** Incorporated by reference from the Registrant's 1997 Proxy Statement (File No. 0-26038).
***** Incorporated by reference from the Registrant's Report on Form 10-K dated June 30, 1998 (File No. 0-26038)