Form 10-Q
period 2001-09-30
RESMED INC
filed 2001-11-13
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------
                                    FORM 10-Q
                               -------------------

[  X  ]   QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[     ]   TRANSITION  REPORT PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                            Yes [ x ]     No [     ]

As of September 30, 2001 there were 31,916,680 shares of Common Stock ($0.004 par value) outstanding.

                           RESMED INC AND SUBSIDIARIES
                                      INDEX

PART  I     FINANCIAL  INFORMATION
----------------------------------                                          Page

Item  1     Financial  Statements
            Condensed  Consolidated  Balance  Sheets  as  of  September        3
            30,  2001  and  June  30,  2001  (unaudited)

            Condensed  Consolidated  Statements  of  Income  (unaudited)       4
            For  Three  Months  Ended  September  30,  2001  and  2000

            Condensed  Consolidated  Statements  of  Cash  Flows  (unaudited)  5
            For  the  Three  Months  Ended  September  30,  2001  and  2000

            Notes  to  Condensed  Consolidated  Financial  Statements          6

Item  2     Management's  Discussion and  Analysis of Financial Condition     16
            And  Results  of  Operations

Item  3     Quantitative  and  Qualitative  Disclosures  About  Market  Risk  18


PART  II    OTHER  INFORMATION
------------------------------

Item  1     Legal  Proceedings                                                19

Item  2     Changes  in  Securities  and  Use  of  Proceeds                   19

Item  3     Defaults  Upon  Senior  Securities                                19

Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders       19

Item  5     Other  Information                                                19

Item  6     Signatures                                                        20

PART  I  -  FINANCIAL  INFORMATION                                       Item  1

                                   RESMED INC AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets (Unaudited)
                            (in US$ thousands, except per share data)

                                                                      September 30,    June 30,
                                                                          2001           2001
ASSETS
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $       60,444   $  40,136
Marketable securities - available-for-sale. . . . . . . . . . . . .          83,066      62,616
Accounts receivable, net of allowance for doubtful accounts of
948 at September 30, 2001 and $892 at June 30, 2001. . . . . . . .           33,503      32,248
Inventories, net (Note 4) . . . . . . . . . . . . . . . . . . . . .          32,447      29,994
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .           4,388       4,152
Prepaid expenses and other current assets . . . . . . . . . . . . .          12,449       8,736
                                                                     ---------------  ----------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . .         226,297     177,882
                                                                     ---------------  ----------

Property, plant and equipment, net of accumulated amortization of
 $22,040 at September 30, 2001 and $19,930 at June 30, 2001 . . . .          54,929      55,092
Patents, net of accumulated amortization of $1,088 at September
 30, 2001 and $1,030 at June 30, 2001 . . . . . . . . . . . . . . .           1,640       1,390
Goodwill (Note 6) . . . . . . . . . . . . . . . . . . . . . . . . .          51,372      47,870
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,232       5,856
                                                                     ---------------  ----------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      341,470   $ 288,090
                                                                     ===============  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $        6,374   $   7,971
Accrued expenses and other liabilities. . . . . . . . . . . . . . .          24,145      16,751
Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . .           9,115       8,888
                                                                     ---------------  ----------
Total current liabilities . . . . . . . . . . . . . . . . . . . . .          39,634      33,610
                                                                     ---------------  ----------
Non current liabilities:
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . .           5,211       4,114
Convertible subordinated notes. . . . . . . . . . . . . . . . . . .         180,000     150,000
                                                                     ---------------  ----------
Total non current liabilities . . . . . . . . . . . . . . . . . . .         185,211     154,114
                                                                     ---------------  ----------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         224,845     187,724
                                                                     ---------------  ----------
Stockholders' equity:
Preferred stock, $0.01 par value,
 2,000,000 shares authorized; none issued . . . . . . . . . . . . .               -           -
Series A Junior Participating preferred stock, $0.01 par value,
 250,000 shares authorized; none issued . . . . . . . . . . . . . .               -           -
Common stock $0.004 par value 100,000,000 shares
 authorized; issued and outstanding 31,916,680 at September
 30, 2001 and 31,478,780 at June 30, 2001 . . . . . . . . . . . . .             128         126
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .          57,992      52,675
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .          85,675      77,137
Accumulated other comprehensive loss. . . . . . . . . . . . . . . .         (27,170)    (29,572)
                                                                     ---------------  ----------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .         116,625     100,366
                                                                     ---------------  ----------
Commitments and contingencies (Note 7). . . . . . . . . . . . . . .               -           -
                                                                     ---------------  ----------
                                                                     $      341,470   $ 288,090
                                                                     ===============  ==========

See  the  accompanying notes to the condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)
               (in US$ thousands, except share and per share data)

                                            Three Months Ended
                                              September 30,
                                             2001            2000
                                     --------------------  --------
Net revenue. . . . . . . . . . . . .  $            46,129   $31,082
Cost of sales. . . . . . . . . . . .               15,296     9,995
                                     --------------------  --------
Gross profit . . . . . . . . . . . .               30,833    21,087
                                     --------------------  --------
Operating expenses
Selling, general and administrative.               14,285     9,591
Research and development . . . . . .                3,361     2,389
                                     --------------------  --------
Total operating expenses . . . . . .               17,646    11,980
                                     --------------------  --------
Income from operations . . . . . . .               13,187     9,107
                                     --------------------  --------
Other income (expense), net:
Interest income (expense), net . . .                 (735)       (2)
Other, net . . . . . . . . . . . . .                  117       883
                                     --------------------  --------
Total other income (expense), net. .                 (618)      881
                                     ---------------------  -------

Income before income taxes . . . . .               12,569     9,988
Income taxes . . . . . . . . . . . .                4,031     3,408
                                     --------------------  --------
Net income . . . . . . . . . . . . .  $             8,538   $ 6,580
                                     ====================  ========

Basic earnings per share . . . . . .  $              0.27   $  0.21
Diluted earnings per share . . . . .  $              0.25   $  0.20

Basic shares outstanding (000's) . .               31,722    30,810
Diluted shares outstanding (000's) .               34,093    33,078

See the accompanying notes to the condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------


                                 RESMED INC AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows (Unaudited)
                                     (in US$ thousands)

                                                                    Three Months Ended
                                                                       September 30,
                                                                     2001            2000
                                                              -----------------  -----------
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $             8,538   $  6,580

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization . . . . . . . . . . . . . . .                2,228      1,964
Amortization of deferred borrowing costs. . . . . . . . . .                  303          -
Provision for service warranties. . . . . . . . . . . . . .                   49         26
Foreign currency options revaluation. . . . . . . . . . . .                  635        852
Changes in operating assets and liabilities:
Accounts receivable, net. . . . . . . . . . . . . . . . . .                 (574)    (2,424)
Inventories . . . . . . . . . . . . . . . . . . . . . . . .               (2,405)    (2,052)
Prepaid expenses and other current assets . . . . . . . . .               (3,027)      (795)
Accounts payable, accrued expenses and other liabilities. .                5,481      2,139
                                                             --------------------  ---------
 Net cash provided by operating activities. . . . . . . . .               11,228      6,290
                                                             --------------------  ---------

Cash flows from investing activities:
Purchases of property, plant and equipment. . . . . . . . .               (2,654)   (19,228)
Patent registration costs . . . . . . . . . . . . . . . . .                 (394)      (143)
Purchase of non-trading investments . . . . . . . . . . . .               (1,060)      (495)
Purchases of marketable securities - available-for-sale . .             (195,498)    (9,258)
Proceeds from sale or maturity of marketable securities -
available-for-sale. . . . . . . . . . . . . . . . . . . . .              175,598      9,671
                                                             --------------------  ---------
Net cash used in investing activities . . . . . . . . . . .              (24,008)   (19,453)
                                                             --------------------  ---------

Cash flows provided by financing activities:
Proceeds from issuance of common stock. . . . . . . . . . .                5,319      2,554
Proceeds from borrowings, net of borrowing costs. . . . . .               28,402     10,000
Repayment of borrowings . . . . . . . . . . . . . . . . . .                    -     (3,000)
                                                             --------------------  ---------
Net cash provided by financing activities . . . . . . . . .               33,721      9,554
                                                             --------------------  ---------
Effect of exchange rate changes on cash . . . . . . . . . .                 (633)    (1,021)
                                                             --------------------  ---------
Net increase/(decrease) in cash and cash equivalents. . . .               20,308     (4,630)

Cash and cash equivalents at beginning of period. . . . . .               40,136     18,250
                                                             --------------------  ---------
Cash and cash equivalents at end of period. . . . . . . . .  $            60,444   $ 13,620
                                                             ====================  =========

Supplemental disclosure of cash flow information:
Income taxes paid . . . . . . . . . . . . . . . . . . . . .  $             4,213   $  1,624
Interest paid . . . . . . . . . . . . . . . . . . . . . . .                    -   $    175

 See the accompanying notes to the condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  Organization  and  Basis  of  Presentation
     ------------------------------------------

     ResMed Inc (the Company) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. The Company designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's principal manufacturing operations are located in Australia. Other major distribution and sales sites are located in the United States, the United Kingdom, France, Germany, Sweden and Singapore.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

(2)  Summary  of  Significant  Accounting  Policies
     ----------------------------------------------

(a)  Basis  of  Consolidation
     ------------------------

     The  consolidated  financial statements include the accounts of the Company
     and  its  wholly   owned  subsidiaries.   All   significant   inter-company
     transactions  and  balances  have  been  eliminated  on  consolidation.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from management's estimates.

(b)  Revenue  Recognition
     --------------------

     Revenue on product sales is recorded at the time of shipment. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially capitalized and progressively recognized as revenue over the life of the service contract. Revenue from sale of marketing or distribution rights is initially deferred and progressively recognized as revenue over the life of the contract.

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

(e)  Property,  Plant  and  Equipment
     --------------------------------

     Property, plant and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, generally two to ten years. Straight-line and accelerated methods of depreciation are used for tax purposes. Maintenance and repairs are charged to expense as incurred.

(f)  Patents
     -------

     The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded, the unamortized costs are written off immediately.

(g)  Foreign  Currency
     -----------------

     The consolidated financial statements of the Company's non-US subsidiaries are translated into US dollars for financial reporting purposes. Assets and liabilities of non-US subsidiaries whose functional currencies are other than the US dollar are translated at period end exchange rates and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of "Comprehensive Income", as described in Note 5, and are included in accumulated other comprehensive loss on the condensed consolidated balance sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

(h)  Research  and  Development
     --------------------------

     All  research  and  development  costs are expensed in the period incurred.

(i)  Earnings  Per  Share
     --------------------

     The weighted average shares used to calculate basic earnings per share was 31,722,000 and 30,810,000 for the three month periods ended September 30, 2001 and 2000, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 2,371,000 and 2,268,000 for the three-month periods ended September 30, 2001 and 2000, respectively.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)  Summary  of  Significant  Accounting  Policies,  Continued
     ----------------------------------------------------------

(j)  Financial  Instruments
     ----------------------

     The carrying value of financial instruments, such as cash and cash equivalents, marketable securities - available-for-sale, accounts receivable, government grants, foreign currency option contracts, short term debt, taxes payable and accounts payable approximate their fair value. The Company does not hold or issue financial instruments for trading purposes.

     The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

(k)  Foreign  Exchange  Risk  Management
     -----------------------------------

     The Company enters into foreign currency call options in managing its foreign exchange risk.

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

     The Company is exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at September 30, 2001 was $483,000 which represents the positive fair value of options held by the Company.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)  Summary  of  Significant  Accounting  Policies,  Continued
     ----------------------------------------------------------

(k)  Foreign  Exchange  Risk  Management,  Continued
     -----------------------------------------------


     The Company held foreign currency option contracts with notional amounts totaling $181,313,000 and $223,752,000 at September 30, 2001 and June 30,
     2001, respectively to hedge foreign currency items. These contracts mature at various dates prior to June 2003.

(l)  Income  Taxes
     -------------

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

(m)  Marketable  Securities
     ----------------------

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss).

     At September 30, 2001 and June 30, 2001, the Company's investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

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

(n)  Warranty
     --------

     Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

(o)  Impairment  of  Long-Lived  Assets
     ----------------------------------

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

(3)  Accounting  Changes
     -------------------

     In July 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As allowed under the Standard, the Company has adopted SFAS 142 effective July 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

     With the adoption of SFAS 142, the company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets.

     SFAS 142 provides a six-month transitional period from the effective date of adoption for the company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. Because of the extensive effort needed to complete this assessment, the Company has not determined whether there is any indication that goodwill is impaired or estimated the amount of any potential impairment.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3)  Accounting  Changes,  Continued
     -------------------------------

     At September 30, 2001, the Company had goodwill (net of accumulated amortization of $3.4 million) of $51.4 million which is being assessed for impairment. The Company anticipates completing its initial assessment of impairment by December 31, 2001. Should an indication of impairment exist, the Company will perform the second test under SFAS 142 to measure and record the amount of impairment, if any.

     Effective July 1, 2001, the Company adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has evaluated the impact of SFAS 141 and believes that it will not have a material impact on the results of operations, financial position and liquidity of the Company.

     In June 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations, "which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adoption of SFAS No. 143.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g. assets abandoned, exchanged or distributed to owners in a spinoff), SFAS No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3)  Accounting  Changes,  Continued
     -------------------------------

     For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to "held and used". The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, of adoption of SFAS No. 144.

(4)  Inventories
     -----------

     Inventories were comprised of the following at September 30, 2001 and June 30, 2001 (in thousands):

                       September 30,   June 30,
                            2001         2001
Raw materials. .  $        7,505  $   7,584
Work in progress             654         98
Finished goods .          24,288     22,312
                  $       32,447  $  29,994
                  --------------  ---------

(5)  Comprehensive  Income
     ---------------------

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components in the financial statements.

     The  table  below  presents  other  comprehensive  (income)  loss:

                                      Foreign    Unrealized   Accumulated Other
                                      Currency   Gains on     Comprehensive
(In thousands)                        Items      Securities   Loss
                                     ----------  -----------  -------------------
Beginning balance, July 1, 2001 . .  $  29,572            -   $           29,572
Current period change . . . . . . .     (2,039)        (363)              (2,402)
                                     ----------  -----------  -------------------
Ending balance, September 30, 2001.  $  27,533         (363)  $           27,170
                                     ==========  ===========  ===================

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)  Comprehensive  Income,  Continued
     ---------------------------------

     The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at September 30, 2001 and June 30, 2001 consisted of foreign currency translation adjustments with net debit balances of $27.5 million and $29.6 million, respectively and unrealized gains on securities with net credit balance of $363,000 (net of tax of $187,000) and zero, respectively.

(6)  Goodwill  and  Other  Intangible  Assets
     ----------------------------------------

     As described in Note 3, the Company adopted SFAS 142 on July 1, 2001. The following table reconciles the prior year's reported operating income and net income to their respective pro-forma balances adjusted to exclude goodwill amortization expense which is no longer recorded under SFAS 142.

                                                   Three months ended
                                                     September 30
(In US$thousands, except per share amounts)         2001           2000
                                              -------------------  ------
Operating Income:
-----------------
Reported income from operations . . . . . .  $            13,187  $9,107
Add back: goodwill amortization . . . . . .                    -     153
                                             -------------------  ------
Adjusted income from operations . . . . . .  $            13,187  $9,260
                                             ===================  ======

Net Income:
-----------
Reported Net Income . . . . . . . . . . . .  $             8,538  $6,580
Add back: goodwill amortization after tax .                    -     153
                                             -------------------  ------
Adjusted net income . . . . . . . . . . . .  $             8,538  $6,733
                                             ===================  ======

Basic Earnings per share:
-------------------------
Reported net income . . . . . . . . . . . .  $              0.27  $ 0.21
Goodwill amortization after tax . . . . . .                    -       -
                                             -------------------  ------
                                             $              0.27  $ 0.21
                                             ===================  ======

Diluted earning per share:
--------------------------
Reported net income . . . . . . . . . . . .  $              0.25  $ 0.20
Goodwill amortization after tax . . . . . .                    -       -
                                             -------------------  ------
                                             $              0.25  $ 0.20
                                             ===================  ======

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(6)  Goodwill  and  Other  Intangible  Assets,  Continued
     ----------------------------------------------------

     Changes in the carrying amount of goodwill for the three months ended September 30, 2001, were as follows:

(In US$thousands)
Balance at June 30, 2001. . . . . . . . .  $47,870
Foreign currency translation adjustments.    3,502
Balance at September 30, 2001 . . . . . .  $51,372
                                           =======

     Other intangible assets amounted to $1.6 million (net of accumulated amortization of $1.1 million) and $1.4 million (net of accumulated amortization of $1.0 million) at September 30, 2001 and June 30, 2001, respectively. These intangible assets consist of patents and are amortized over the estimated useful life of the patent, generally five years. There are no expected residual values related to these intangible assets.

(7)  Commitments  and  Contingencies
     -------------------------------

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

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(7)  Commitments  and  Contingencies
     -------------------------------

     In January 2001, MAP Medizin-Technologie GmbH filed a lawsuit in the Civil Chamber of Munich Court against Hofrichter GmbH seeking actual and exemplary monetary damages for the unauthorized and infringing use of our trademarks and patents. An initial decision has been made in favor of MAP. Hofrichter has filed an appeal and have sought Court determination that the MAP patents do not apply to certain Hofrichter products.

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

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

NET  REVENUE
------------
Net revenue increased for the three months ended September 30, 2001 to $46.1 million from $31.1million for the three months ended September 30, 2000, an increase of $15.0 million or 48%. The increase in net revenue is primarily attributable to an increase in unit sales of the Company's flow generators and accessories in both domestic and international markets and also to the acquisition of MAP Medizin-Technologie GmbH "MAP" which contributed net revenue of $6.2 million. Net revenue in North and Latin America increased to $21.6 million from $17.4 million for the quarter and in Europe increased to $19.7 million from $9.8 million for the quarter.

GROSS  PROFIT
-------------
Gross profit increased for the three months ended September 30, 2001 to $30.8 million from $21.1 million for the three months ended September 30, 2000, an increase of $9.7 million or 46%. Gross profit as a percentage of net revenue for the quarter ended September 30, 2001 was 67%, broadly consistent with the September 30, 2000 quarter of 68%.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
------------------------------------------------
Selling, general and administrative expenses increased for the three months ended September 30, 2001 to $14.3 million from $9.6 million for the three months ended September 30, 2000, an increase of $4.7 million or 49%. As a percentage of net revenue, selling, general and administrative expenses for the three months ended September 30, 2001 was 31% consistent with the quarter ended September 30, 2000. The increase in gross selling, general and administrative expenses was due primarily to an expansion of selling and administration personnel associated with the growth of company operations, including S, G & A expenses associated with MAP's operations.

RESEARCH  AND  DEVELOPMENT  EXPENSES
------------------------------------
Research and development expenses increased for the three months ended September 30, 2001 to $3.4 million from $2.4 million or 41%. As a percentage of net revenue, research and development expenses for the three months ended September 30, 2001 decreased to 7.3% from 7.7% for the period ended September 30, 2000. The increase in gross research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products; also included is research and development expenditure undertaken by MAP.

OTHER  INCOME  (EXPENSES),  NET
-------------------------------
Other income (expenses), net decreased for the three months ended September 30, 2001 to net expense of $0.6 million from net income of $0.9 million for the three months ended September 30, 2000. The increase in other expense, net over the three-month period primarily reflects increased interest expense associated with the convertible debt issue in June 2001, partially offset by interest income from cash and marketable securities and foreign currency gains.

-16

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

INCOME  TAXES
-------------
The Company's effective income tax rate for the three months ended September 30, 2001 declined to approximately 32.1% from approximately 34.1% for the three months ended September 30, 2000. The lower tax rate was primarily due to the lowering of the corporate tax rate in Australia from 34% to 30%, effective from July 1, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
The Company had cash and cash equivalents and marketable securities available-for-sale of approximately $143.5 million and $102.8 million, at September 30, 2001 and June 30, 2001, respectively. The Company's working capital approximated $186.7 million and $144.3 million, at September 30, 2001 and June 30, 2001, respectively.

During the three months ended September 30, 2001, the Company's operations generated $11.2 million cash from operations, primarily as a result of increased profit from operations and improvement in working capital balances. During the three months ended September 30, 2000 approximately $6.3 million of cash was provided by operations.

The Company's capital expenditures for the three month periods ended September 30, 2001 and 2000 aggregated $2.7 million and $19.2 million, respectively. The majority of the expenditures in the three-month period ended September 30, 2001 related to the rollout of the Oracle ERP platform and to a lesser extent, production tooling and equipment. The majority of the expenditure in the three-month period ended September 30, 2000 related to the $17.2 million purchase of the land and buildings of the Company's US headquarters in Poway, California. As a result of these capital expenditures, the Company's September 30, 2001 balance sheet reflects net property, plant and equipment of approximately $54.9 million at September 30, 2001, compared to $55.1 million at June 30, 2001.

On July 3, 2001, the Company received $30.0 million in over allotments for its 4% convertible subordinated notes issue. This increased the total amount of convertible subordinated notes issued to $180.0 million.

On October 25, 2001, the Company purchased a 30-acre site at Norwest Business Park, located northwest of Sydney, Australia. The land cost, staged over an 18-month period, is approximately US$21 million and we expect the first building, a manufacturing facility, to be operational on this site in early 2003. New R&D and office facilities will follow by mid-2004. We estimate that the building costs will be approximately US$22.5 million and anticipate that this cost will be eventually more than half offset by the sale of the Company's existing Sydney facility. The purchase will be funded from existing cash reserves.

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

The Company expects to satisfy all of its short-term liquidity requirements through a combination of cash on hand and cash generated from operations. -17

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN  CURRENCY  MARKET  RISK
-------------------------------
The Company's functional currency is the US dollar although the Company transacts business in various foreign currencies including a number of major European currencies as well as the Australian dollar. The Company has significant foreign currency exposure through both its Australian manufacturing activities and international sales operations.
The Company has established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditures. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency exposures denominated in Euro's and the Australian dollar. Under this program, increases or decreases in the Company's foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.
The Company does not use foreign currency forward exchange contracts or purchased currency options for trading purposes.
The table below provides information about the Company's foreign currency derivative financial instruments and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at September 30, 2001. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for the Company's foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

--------------------------------------------------------------------------------------------------------------------
                                                                                                 Fair  Value
                                                                                             Assets / (Liabilities)
(In US$ thousands)              2002                  2003                Total              September 30    June 30
                                                                                                2001          2001
Foreign Exchange Call
Options

(Receive AUS$/Pay US$)
Option amount . . . . .  $           147,000   $           18,000    $           165,000    $278            $577
Average contractual
exchange rate . . . . .  AUS  $1 = USD 0.593   AUS $1 = USD 0.560    AUS  $1 = USD 0.589

(Receive AUS$/Pay Euro)
Option amount . . . . .  $             8,187   $            8,126    $             16,313   $205            $20
Average contractual
exchange rate . . . . .  AUS $1 = Euro 0.632   AUS $1 = Euro 0.574   AUS $1 = Euro 0.6034
--------------------------------------------------------------------------------------------------------------------


INTEREST  RATE  RISK
--------------------
We are exposed to risk associated with changes in interest rates affecting the return on investments.
At September 30, 2001, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We maintain a short-term investment portfolio containing financial instruments in which the majority of funds invested have original maturities of greater than three months but less than twelve months. The financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.
A hypothetical 100 basis point change in interest rates during the three months ended September 30, 2001, would have resulted in approximately $0.3 million change in pre-tax income. In addition, the value of our marketable securities would change by approximately $0.5 million following a hypothetical 100 basis point change in interest rates. We do not use derivative financial instruments in our investment portfolio.

PART  II  -  OTHER  INFORMATION                                       Items  1-5
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES

Item  1   Legal  Proceedings
          Refer  Note  7 to the Condensed Consolidated Financial Statements

Item  2   Changes  in  Securities  and  Use  of  Proceeds
          None

Item  3   Defaults  Upon  Senior  Securities
          None

Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders
          The Company's Annual Meeting of Shareholders was held on November 5, 2001. The holders of 25,734,326 shares of the Company's stock (approximately 81% of the outstanding shares) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (1) to elect two directors, to serve for a three-year term; (2) to ratify the selection of auditors of the Company for the fiscal year ending June 30, 2002; and (3) to transact such other business as may properly come before the meeting.

          (1) Mr Michael A Quinn and Dr Christopher Bartlett, nominated by the Company's Board of Directors, were elected to serve until 2004. There were no other nominees.

               Shares  were  voted  as  follows:

NAME. . . . . . . . . .  FOR         WITHHOLDING VOTE FOR
Mr Michael A Quinn. . .  22,398,180  113,917
Dr Christopher Bartlett  22,397,980  114,117

          (2) The selection of KPMG LLP as independent public accountants for the 2002 fiscal year was ratified: affirmative votes, 22,500,978 shares; negative votes 37,081 shares.

          (3)  There  was  no  other  business  transacted  at  the  meeting.


Item  5   Other  Information
          None

PART  II  -  OTHER  INFORMATION                                          Item  6
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ResMed  Inc






/S/  PETER  C  FARRELL
------------------------------------------------------
Peter  C  Farrell
President  and  Chief  Executive  Officer





/S/  ADRIAN  M  SMITH
------------------------------------------------------
Adrian  M  Smith
Vice  President  Finance  and  Chief  Financial  Officer