Form 10-Q
period 2001-12-31
RESMED INC
filed 2002-02-14
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

[   ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION  PERIOD FROM ______ TO ______

                                     0-26038
                             Commission file number

                                   ResMed Inc.
             (Exact name of registrant as specified in its charter)

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

                            Yes [ x ]     No [     ]


As of December 31, 2001, 32,163,417 shares of Common Stock ($0.004 par value) were outstanding.

                          RESMED INC. AND SUBSIDIARIES
                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                       Page
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of December 31,         3
         2001 and June 30, 2001 (unaudited)

         Condensed Consolidated Statements of Income (unaudited) for      4
         the Three Months Ended December 31, 2001 and 2000 and
         the Six Months Ended December 31, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows (unaudited)      5
         for the Six Months Ended December 31, 2001 and 2000

         Notes to Unaudited Condensed Consolidated Financial              6
         Statements

Item 2.  Management's Discussion and Analysis of Financial               15
         Conditions and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      19



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               20

Item 2.  Changes in Securities and Use of Proceeds                       20

Item 3.  Defaults Upon Senior Securities                                 20

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 5.  Other Information                                               20

Item 6.  Exhibits and Reports on Form 8-K                                20

         Signatures                                                      21

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                                     RESMED INC. AND SUBSIDIARIES
                          Condensed Consolidated Balance Sheets (Unaudited)
                                (in US$ thousands, except share data)
                                                                            December 31,    June 30,
                                                                                2001          2001
ASSETS
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $      64,047   $  40,136
Marketable securities - available-for-sale. . . . . . . . . . . . . . . .         72,804      62,616
Accounts receivable, net of allowance for doubtful accounts of
945 at December 31, 2001 and $892 at June 30, 2001 . . . . . . . . . . .         36,820      32,248
Inventories (Note 4). . . . . . . . . . . . . . . . . . . . . . . . . . .         33,479      29,994
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .          5,222       4,152
Prepaid expenses and other current assets . . . . . . . . . . . . . . . .         13,421       8,736
                                                                           --------------  ----------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .        225,793     177,882
                                                                           --------------  ----------

Property, plant and equipment, net of accumulated amortization
of $24,551 at December 31, 2001 and $19,930 at June 30, 2001. . . . . . .         60,370      55,092
Patents, net of accumulated amortization of $1,274 at December 31, 2001
and $1,030 at June 30, 2001 . . . . . . . . . . . . . . . . . . . . . . .          2,142       1,390
Goodwill (Note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . . .         55,213      47,870
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,906       5,856
                                                                           --------------  ----------
Total non-current assets. . . . . . . . . . . . . . . . . . . . . . . . .        125,631     110,208
                                                                           --------------  ----------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     351,424   $ 288,090
                                                                           ==============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       6,768   $   7,971
Accrued expenses and other liabilities. . . . . . . . . . . . . . . . . .         22,701      16,751
Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          7,965       8,888
                                                                           --------------  ----------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .         37,434      33,610
                                                                           --------------  ----------
Non current liabilities:
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,926       4,114
Convertible subordinated notes. . . . . . . . . . . . . . . . . . . . . .        180,000     150,000
                                                                           --------------  ----------
Total non current liabilities . . . . . . . . . . . . . . . . . . . . . .        185,926     154,114
                                                                           --------------  ----------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        223,360     187,724
                                                                           --------------  ----------
Stockholders' equity:
Preferred Stock, $0.01 par value,
2,000,000 shares authorized; none issued. . . . . . . . . . . . . . . . .              -           -
Series A Junior Participating Preferred Stock, $0.01 par value,
250,000 shares authorized; none issued. . . . . . . . . . . . . . . . . .              -           -
Common stock, $0.004 par value, 100,000,000 shares authorized;
Issued and outstanding 32,163,417 at December 31, 2001 and
31,478,780 at June 30, 2001 . . . . . . . . . . . . . . . . . . . . . . .            129         126
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .         60,886      52,675
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .         94,454      77,137
Accumulated other comprehensive loss (Note 5 ). . . . . . . . . . . . . .        (27,405)    (29,572)
                                                                           --------------  ----------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .        128,064     100,366
                                                                           --------------  ----------
Commitments and contingencies (Note 8). . . . . . . . . . . . . . . . . .              -           -
                                                                           --------------  ----------
Total liabilities and stockholders' equity. . . . . . . . . . . . . . . .  $     351,424   $ 288,090
                                                                           ==============  ==========

See accompanying notes to unaudited condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)
                    (in US$ thousands, except per share data)

                                      Three Months Ended   Six Months Ended
                                         December 31         December 31,
                                        2001      2000      2001      2000
                                      -----------------   -----------------
Net revenue. . . . . . . . . . . . .  $48,924   $34,366   $95,053   $65,448
Cost of sales. . . . . . . . . . . .   17,087    11,345    32,383    21,340
                                      -------   -------   -------   -------
Gross profit . . . . . . . . . . . .   31,837    23,021    62,670    44,108
                                      -------   -------   -------   -------

Operating expenses:
Selling, general and administrative.   14,774    10,724    29,059    20,315
Research and development . . . . . .    3,617     2,505     6,978     4,894
                                      -------   -------   -------   -------
Total operating expenses . . . . . .   18,391    13,229    36,037    25,209
                                      -------   -------   -------   -------
Income from operations . . . . . . .   13,446     9,792    26,633    18,899
                                      -------   -------   -------   -------

Other income (expense), net:
Interest income (expense), net . . .     (833)      105    (1,568)      103
Government grants. . . . . . . . . .        -        72         -        72
Other, net . . . . . . . . . . . . .      (79)      498        38     1,381
                                      -------   -------   -------   -------
Total other income (expense), net. .     (912)      675    (1,530)    1,556
                                      -------   -------   -------   -------

Income before income taxes . . . . .   12,534    10,467    25,103    20,455

Income taxes . . . . . . . . . . . .   (3,755)   (3,569)   (7,786)   (6,977)
                                      -------   -------   -------   -------
Net income . . . . . . . . . . . . .  $ 8,779   $ 6,898   $17,317   $13,478
                                      =======   =======   =======   =======


Basic earnings per share . . . . . .  $  0.27   $  0.22   $  0.54   $  0.44
Diluted earnings per share . . . . .  $  0.26   $  0.21   $  0.51   $  0.41

Basic shares outstanding (000's) . .   32,043    31,037    31,882    30,923
Diluted shares outstanding (000's) .   34,293    33,222    34,193    33,150

See accompanying notes to unaudited condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                                    RESMED INC. AND SUBSIDIARIES
                      Unaudited Condensed Consolidated Statements of Cash Flows
                                         (in US$ thousands)

                                                                                 Six Months Ended
                                                                                   December  31,
                                                                                 2001       2000
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  17,317   $ 13,478

Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .      4,461      3,743
Amortization of deferred borrowing costs. . . . . . . . . . . . . . . . . . .        629          -
Provision for service warranties. . . . . . . . . . . . . . . . . . . . . . .         71         50
Foreign currency options revaluations . . . . . . . . . . . . . . . . . . . .        953        463
Changes in operating assets and liabilities:
Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,725)    (4,550)
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,306)    (4,352)
Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . .     (4,267)    (1,729)
Accounts payable, accrued expenses and other liabilities. . . . . . . . . . .      4,486      4,932
                                                                                ---------   --------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . .     15,619     12,035
                                                                                ---------   --------

Cash flows from investing activities:
Purchases of property, plant and equipment. . . . . . . . . . . . . . . . . .     (9,453)   (22,335)
Patents registration costs. . . . . . . . . . . . . . . . . . . . . . . . . .       (627)      (267)
Purchase of non-trading investments . . . . . . . . . . . . . . . . . . . . .     (2,339)    (1,704)
Business acquisitions, net of cash acquired of $369 (Note 7). . . . . . . . .     (6,544)         -
Purchases of marketable securities - available-for-sale . . . . . . . . . . .   (239,813)   (17,263)
Proceeds from sale or maturity of marketable securities - available for sale.    230,204     19,654
                                                                                ---------   --------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .    (28,572)   (21,915)
                                                                                ---------   --------

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net . . . . . . . . . . . . . . . . .      8,214      4,537
Proceeds from borrowings, net of borrowing costs. . . . . . . . . . . . . . .     28,402     10,000
Repayment of borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .          -     (5,500)
                                                                                ---------   --------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . .     36,616      9,037
                                                                                ---------   --------
Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . . . .        248       (550)
                                                                                ---------   --------
Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . .     23,911     (1,393)

Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . .     40,136     18,250
                                                                                ---------   --------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . .  $  64,047   $ 16,857
                                                                               ==========  =========
Supplemental disclosure of cash flow information:
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  10,733   $  5,837
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,600        285
Fair value of assets acquired on acquisition. . . . . . . . . . . . . . . . .  $   2,634          -
                                                                               ==========  =========
Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,131)         -
Goodwill on acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,410          -
                                                                               ----------  ---------
Cash paid for acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . .      6,913          -
                                                                               ----------  ---------

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2001 and the six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

(2)  Summary  of  Significant  Accounting  Policies
     ----------------------------------------------

(a)  Basis  of  Consolidation
     ------------------------

     The  consolidated  financial statements include the accounts of the Company
     and   its   wholly   owned  subsidiaries.  All  significant   inter-company
     transactions  and  balances  have  been  eliminated  in  consolidation.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from management's estimates.

(b)  Revenue  Recognition
     --------------------

     Revenue on product sales is recorded at the time of shipment. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially capitalized recognized as revenue over the life of the service contract. Revenue from sale of marketing and distribution rights is initially deferred and recognized as revenue over the life of the contract.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)  Summary  of  Significant  Accounting  Policies,  Continued
     ----------------------------------------------------------

(c)  Cash  and  Cash  Equivalents
     ----------------------------

     Cash equivalents include certificates of deposit, commercial paper, and other highly liquid investments stated at cost, which approximates market. Investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the condensed consolidated financial statements.

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

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)  Summary  of  Significant  Accounting  Policies,  Continued
     ----------------------------------------------------------

(i)  Earnings  Per  Share
     --------------------

     The weighted average shares used to calculate basic earnings per share was 32,043,000 and 31,037,000 for the three-month periods ended December 31, 2001 and 2000, respectively, and 31,882,000 and 30,923,000 for the six-month periods ended December 31, 2001 and 2000 respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 2,250,000 and 2,185,000 for the three-month periods ended December 31, 2001 and 2000, respectively, and by 2,311,000 and 2,227,000 for the six-month periods ended December 31, 2001 and 2000, respectively.

(j)  Financial  Instruments
     ----------------------

     The carrying value of financial instruments, such as cash and cash equivalents, marketable securities available-for-sale, accounts receivable, government grants, foreign currency option contracts, short term debt, taxes payable and accounts payable approximate their fair value. The Company does not hold or issue financial instruments for trading purposes.

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

     As of July 1, 2000 the Company adopted Statement of Financial Accounting Standards No 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which standardizes the accounting for derivative instruments. Under the restrictive definition of hedge effectiveness contained in SFAS 133, the Company's hedging contracts do not have hedge effectiveness and are therefore marked to market with resulting gains or losses being recognized in earnings in the period of change.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)  Summary  of  Significant  Accounting  Policies,  Continued
     ----------------------------------------------------------

(k)  Foreign  Exchange  Risk  Management,  Continued
     -----------------------------------------------

     The Company is exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at December 31, 2001 was $1,467,000 which represents the positive fair value of options held by the Company.

     The Company held foreign currency option contracts with notional amounts totaling $173,250,000 and $223,752,000 at December 31, 2001 and June 30,
     2001, respectively to hedge foreign currency items. These contracts mature at various dates prior to June 2003.

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

     At December 31, 2001 and June 30, 2001, the Company's investments in debt securities were classified on the condensed consolidated balance sheets as marketable securities available-for-sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

     The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income (expense). Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)     Summary  of  Significant  Accounting  Policies,  Continued
        ----------------------------------------------------------

(n)  Warranty
     --------
     Estimated future warranty costs related to products are accrued to operations in the period in which the related revenue is recognized.

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

     In accordance with SFAS 142 the Company has completed its initial assessment of goodwill impairment. The results of the review indicated that no impaired goodwill currently exists.

     Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has evaluated the impact of SFAS 141 and believes that it will not have a material impact on the results of operations, financial position and liquidity of the Company.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3)  Accounting  Changes,  Continued
     -------------------------------

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adoption of SFAS No. 143.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g. assets abandoned, exchanged or distributed to owners in a spin-off), SFAS No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount exceeds its fair value.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)  Inventories
     -----------

     Inventories were comprised of the following at December 31, 2001 and June 30, 2001:

(In $US thousands)  December 31,   June 30,
                        2001         2001
Raw materials. . .  $       7,102  $   7,584
Work in progress .            441         98
Finished goods . .         25,936     22,312
                    -------------  ---------
                    $      33,479  $  29,994
                    -------------  ---------

(5)  Comprehensive  Income
     ---------------------

     As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components in the financial statements.

     The  table  below  presents  other  comprehensive  (income) loss:

(In US$thousands)                    Foreign    Unrealized    Accumulated Other
                                     Currency   Gains on      Comprehensive
                                     Items      Securities    Loss
Beginning balance, July 1, 2001. .  $  29,572            -   $           29,572
Current period change. . . . . . .     (1,785)        (382)              (2,167)
                                    ----------  -----------  -------------------
Ending balance, December 31, 2001.  $  27,787         (382)  $           27,405
                                    ----------  -----------  -------------------

     The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at December 31, 2001 and June 30, 2001 consisted of foreign currency translation adjustments with net debit balances of $27.8 million and $29.6 million, respectively and unrealized gains on securities of $382,000 (net of tax of $197,000) and zero, respectively.

(6)  Goodwill  and  Other  Intangible  Assets
     ----------------------------------------

     As described in Note 3, the Company adopted SFAS 142 on July 1, 2001. The following table reconciles the prior year's reported operating income and net income to their respective pro-forma balances adjusted to exclude goodwill amortization expense which is no longer recorded under SFAS 142.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(6)  Goodwill  and  Other  Intangible  Assets,  Continued
     ----------------------------------------------------

(In US$ thousands,                      Three months ended  Six months ended
except per share amounts)                    December 31      December 31
                                            2001     2000    2001     2000
Operating Income:
-----------------
Reported income from operations . . . . .  $13,446  $9,792  $26,633  $18,899
Add back: goodwill amortization . . . . .        -     139        -      292
                                           -------  ------  -------  -------
Adjusted income from operations . . . . .  $13,446  $9,931  $26,633  $19,191
                                           -------  ------  -------  -------

Net Income:
-----------

Reported net income . . . . . . . . . . .  $ 8,779  $6,898  $17,317  $13,478
Add back: goodwill amortization after tax        -     139        -      292
                                           -------  ------  -------  -------
Adjusted net income . . . . . . . . . . .  $ 8,779  $7,037  $17,317  $13,770
                                           -------  ------  -------  -------

Basic Earnings per share:
------------------------

Reported basic earnings per share . . . .  $  0.27  $ 0.22  $  0.54  $  0.44
Goodwill amortization after tax . . . . .        -       -        -  $  0.01
                                           -------  ------  -------  -------
Adjusted basic earnings per share . . . .  $  0.27  $ 0.22  $  0.54  $  0.45
                                           -------  ------  -------  -------

Diluted Earnings per share:
--------------------------

Reported diluted earnings per share . . .  $  0.26  $ 0.21  $  0.51  $  0.41
Goodwill amortization after tax . . . . .        -       -        -  $  0.01
                                           -------  ------  -------  -------
Adjusted diluted earnings per share . . .  $  0.26  $ 0.21  $  0.51  $  0.42
                                           -------  ------  -------  -------


     Changes in the carrying amount of goodwill for the six months ended December 31, 2001, were as follows:

(In US$thousands)
Balance at June 30, 2001 . . . . . . . . . .  $47,870
Foreign currency translation adjustments . .    1,933
Goodwill on acquisition of Labhardt (Note 7)    3,993
Contingent goodwill payment for MAP (Note 7)    1,417
                                              -------
Balance at December 31, 2001 . . . . . . . .  $55,213
                                              -------

     Other intangible assets amounted to $2.1 million (net of accumulated amortization of $1.3 million) and $1.4 million (net of accumulated amortization of $1.0 million) at December 31, 2001 and June 30, 2001, respectively. These intangible assets consist of patents and are amortized over the estimated useful life of the patent, generally five years. There are no expected residual values related to these intangible assets.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(7)  Business  Acquisition
     ---------------------
     On November 15, 2001 the Company acquired all the common stock of Labhardt AG, its Swiss distributor, for total cash consideration, including acquisition costs, of $5.5 million.

     The acquisition has been accounted for as a purchase and accordingly, the results of operations of Labhardt AG have been included in the Company's consolidated financial statements from November 15, 2001. The excess of the purchase price over the fair value of the net identifiable assets acquired of $1.5 million has been recorded as goodwill.

     During the quarter, the Company paid an amount of $1.4 million as final consideration associated with the purchase of MAP Medizin-Technologie GmbH on February 16, 2001. The amount has been recorded as goodwill.

(8)  Commitments  and  Contingencies
     -------------------------------

     We are currently engaged in litigation relating to the enforcement and defense of certain of our patents. In January 1995, we filed a complaint in the United States District Court for the Southern District of California seeking monetary damages from and injunctive relief against Respironics for alleged infringement of three ResMed patents. In February 1995, Respironics filed a complaint in the United States District Court for the Western District of Pennsylvania against us seeking a declaratory judgment that Respironics does not infringe claims of these patents and that our patents are invalid and unenforceable. The two actions were combined and are proceeding in the United States District Court for the Western District of Pennsylvania. In June 1996, we filed an additional complaint against Respironics for infringement of a fourth ResMed patent, and that complaint was consolidated with the earlier action. As of this date, Respironics has brought three partial summary judgment motions for non-infringement of the ResMed patents; the Court has granted each of the motions. In December 1999, in response to the Court's ruling on Respironics' third summary judgment motion, the parties jointly stipulated to a dismissal of charges of infringement under the fourth ResMed patent, with us reserving the right to reassert the charges in the event of a favorable ruling on appeal. We intend to appeal the summary judgment rulings after a final judgment in the consolidated litigation has been entered in the District Court proceedings.

     In  January  2001,  our  subsidiary  MAP  Medizin-Technologie  GmbH filed a lawsuit with the Regional Court in Munich against Hofrichter Medizintechnick GmbH seeking an injuction regarding the sale of certain flow generators as well as damages for the unauthorized and infringing use of one of our trademarks and utility patent. On May 4, 2001, MAP obtained a favorable judgment from the Civil Chamber of Munich Court that enjoined the defendant from using MAP's patent, which judgment has been appealed.

     While we are prosecuting the above actions, there can be no assurance that we will be successful.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

NET  REVENUE
------------
Net revenue increased for the three months ended December 31, 2001 to $48.9 million from $34.4 million, for the three months ended December 31, 2000, an increase of $14.6 million or 42%. For the six-month period ended December 31, 2001 net revenue increased to $95.1 million from $65.4 million for the six-month period ended December 31, 2000, an increase of $29.6 million or 45%. Both the three-month and six-month increases in net revenue were attributable to an increase in unit sales of the Company's flow generators and accessories in both domestic and international markets and also to the acquisition of MAP Medizin-Technologie GmbH "MAP". Net revenue in North and Latin America increased to $24.3 million from $18.9 million for the quarter, and to $45.9 million from $36.3 million for the six-month periods ended December 31, 2001 and 2000 respectively. Net revenue in international markets increased to $24.6 million from $15.5 million for the quarter, and to $49.2 million from $29.1 million for the six-month periods ended December 31, 2001 and 2000, respectively.

GROSS  PROFIT
-------------
Gross profit increased for the three months ended December 31, 2001 to $31.8 million from $23.0 million for the three months ended December 31, 2000, an increase of $8.8 million or 38%. Gross profit as a percentage of net revenue decreased for the quarter ended December 31, 2001 to 65% from 67% for the quarter ended December 31, 2000 reflecting the impact of a relative shift in the geographical sales mix, with relatively higher sales in the lower margin domestic market.

For the six-month period ended December 31, 2001 gross profit increased to $62.7 million from $44.1 million in the same period of fiscal 2001, an increase of $18.6 million or 42%. Gross profit as a percentage of net revenue decreased for the six-month period ended December 31, 2000 to 66% from 67% for the six months ended December 31, 2000. This decline also resulted from a relative shift in the geographical sales mix.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
------------------------------------------------
Selling, general and administrative expenses increased for the three months ended December 31, 2001 to $14.8 million from $10.7 million for the three months ended December 31, 2000, an increase of $4.1 million or 38%. As a percentage of net revenue, selling, general and administrative expenses for the three months ended December 31, 2001 declined to 30.2% from 31.2% for the three months ended December 31, 2000. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other expenses related to the increase in Company sales, including SG&A expenses associated with MAP's operations.

Selling, general and administrative expenses for the six months ended December 31, 2001 increased to $29.1 million from $20.3 million for the six months ended December 31, 2000, an increase of $8.8 million or 43%. As a percentage of net revenue selling, general and administration expenses declined to 30.6% for the six months ended December 31, 2001 from 31.0% in the six months ended December 31, 2000.

-15

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

RESEARCH  AND  DEVELOPMENT  EXPENSES
------------------------------------
Research and development expenses increased for the three months ended December 31, 2001 to $3.6 million from $2.5 million for the three months ended December 31, 2000, an increase of $1.1 million or 44%. As a percentage of net revenue, research and development expenses increased to 7.4% for the three months ended December 31, 2001 compared to 7.3% for the three months ended December 31, 2000. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products, and also included research and development expenditure undertaken by MAP.

For the six-month period ended December 31, 2001 research and development expenses increased to $7.0 million from $4.9 million for the same period in fiscal 2001, an increase of $2.1 million or 43%. As a percentage of net revenue, research and development expenses was 7.3% for the six months ended December 31, 2001 compared to 7.5% for the six months ended December 31, 2000. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products, and also included research and development expenditure undertaken by MAP.


OTHER  INCOME  (EXPENSE),  NET
------------------------------
Other income (expenses), net, decreased for the three months ended December 31, 2001 to net expense of $0.9 million from net income of $0.7 million for the three months ended December 31, 2000. The increase in other expense primarily reflects increased interest expense associated with the convertible debt issue in June 2001, partially offset by interest income from cash and marketable securities.

Other income (expenses), net decreased for the six months ended December 31, 2001 to net expense of $1.5 million from net income of $1.5 million for the six months ended December 31, 2000. The increase in other expense was attributable to increased interest expense associated with the convertible debt issue in June 2001 and significant reduction in net foreign currency exchange gains.

INCOME  TAXES
-------------
The Company's effective income tax rate declined to approximately 30.0% for the three months ended December 31, 2001 from approximately 34.1% for the three months ended December 31, 2000 and for the six-month period ended December 31, 2001 declined to 31.0% from 34.1% for the six-month period ended December 31, 2000. The lower tax rate was primarily due to the lowering of the corporate tax rate in Australia from 34% to 30% effective from July 1, 2001. The Company also benefits from a 125% tax deduction on R&D expenditure undertaken in Australia, which further reduces the effective tax rate on Australian sourced income.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
As of December 31, 2001 and June 30, 2001, the Company had cash and cash equivalents and marketable securities available-for-sale of approximately $136.9 million and $102.8 million, respectively. The Company's working capital approximated $188.4 million and $144.3 million, at December 31, 2001 and June 30, 2001, respectively.

During the six months ended December 31, 2001, the Company generated cash of $15.6 million from operations, primarily as a result of increased profit from operations offset by increases in inventory and accounts receivable balances. During the six months ended December 31, 2000 approximately $12.0 million of cash was generated by operations.

The Company's capital expenditures for the six-month periods ended December 31, 2001 and 2000 aggregated $9.5 million and $22.3 million respectively. The majority of the expenditures in the six-month period ended December 31, 2001 related to a deposit for the purchase of land in Sydney described below, a computer system upgrade and acquisition of production tooling and equipment. The reduction in expenditures in the six month period ended December 31, 2001 compared to the six months ended December 31, 2000 reflects the capital expenditure of $17.2 million on the company's US headquarters in Poway, California in July 2000. As a result of these capital expenditures, the Company's December 31, 2001 balance sheet reflects net property plant and equipment of approximately $60.4 million at December 31, 2001 compared to $55.1 million at June 30, 2001.

On July 3, 2001, the Company received $30.0 million in over allotments for its 4% convertible subordinated notes issue. This increased the total amount of convertible subordinated notes issued to $180.0 million.

On November 15, 2001, the Company acquired all the common stock of Labhardt AG, its Swiss distributor, for total consideration, including acquisition costs, of $5.5 million. The acquisition has been accounted for as a purchase and accordingly, the results of operations of Labhardt AG have been included in the Company's consolidated financial statements from November 15, 2001. The excess of the purchase price over the fair value of the net identifiable assets acquired of $1.5 million has been recorded as goodwill.

During the quarter, the Company paid an amount of $1.4 million as final consideration associated with the purchase of MAP on February 16, 2001. The amount has been recorded as goodwill.

The Company has paid an initial deposit of $2.4 million associated with the purchase of a 30-acre site at Norwest Business Park, located northwest of Sydney, Australia. The land cost, staged over an 18-month period, is approximately $21 million and the Company expects the first building, a manufacturing facility, to be operational on this site in 2003. New research and development and office facilities are expected to be completed in 2004. It is estimated that the building costs will be approximately $22.5 million and anticipate that this cost will eventually be more than half offset by the sale of the Company's existing Sydney facility. The purchase will be funded from existing cash reserves.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

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

PART  I  -  FINANCIAL  INFORMATION                                       Item  3
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN  CURRENCY  MARKET  RISK
-------------------------------
The Company's functional currency is the US dollar although the Company transacts business in various foreign currencies including a number of major European currencies as well as the Australian dollar. The Company has significant foreign currency exposure through both its Australian manufacturing activities and international sales operations.
The Company has established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditures. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency exposures denominated in Euro's and the Australian dollar. Under this program, increases or decreases in the Company's foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.
The Company does not use foreign currency forward exchange contracts or purchased currency options for trading purposes.
The table below provides information about the Company's foreign currency derivative financial instruments and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at December 31, 2001. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for the Company's foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.


                                        Fiscal Year                                             Fair Value
(In US$ thousands)              2002                   2003                Total            Assets/(Liabilities)
                         -------------------   -------------------   ------------------    ---------------------
                                                                                           December 31   June 30
                                                                                               2001        2001
Foreign Exchange Call
Options

(Receive AUS$/Pay US$)
Option amount . . . . .  $75,000               $54,000               $129,000              $588          $577
Average contractual . .  AUS $1 = USD 0.581    AUS $1 = USD 0.549    AUS $1 = USD 0.567
exchange rate

(Receive AUS$/Pay Euro)
Option amount . . . . .  $7,537                $36,713               $44,250               $879          $20
Average contractual . .  AUS $1 = Euro 0.610   AUS $1 = Euro 0.591   AUS $1 = Euro 0.594
exchange rate


INTEREST  RATE  RISK
--------------------
We are exposed to risk associated with changes in interest rates affecting the return on investments.
At December 31, 2001, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We maintain a short-term investment portfolio containing financial instruments in which the majority of funds invested have original maturities of greater than three months but less than twelve months. The financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.
A hypothetical 100 basis point change in interest rates during the three months ended December 31, 2001, would have resulted in approximately $0.3 million change in pre-tax income. In addition, the value of our marketable securities would change by approximately $0.5 million following a hypothetical 100 basis point change in interest rates. We do not use derivative financial instruments in our investment portfolio.

PART  II  -  FINANCIAL  INFORMATION                                    Item  1-6
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES


Item  1   Legal  Proceedings
          See  Note  8  to  the  Condensed  Consolidated  Financial  Statements

Item  2   Changes  in  Securities  and  Use  of  Proceeds
          None

Item  3   Defaults  Upon  Senior  Securities
          None

Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders
          None

Item  5   Other  Information
          None

Item  6   Exhibits  and  Reports  on  Form  8-K
          (a)  Exhibits
               None
          (b)  Reports  on  Form  8-K
               None

PART  II  -  FINANCIAL  INFORMATION                                   Signatures
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ResMed  Inc.


/S/  PETER  C  FARRELL
--------------------------------------------
Peter  C  Farrell
President  and  Chief  Executive  Officer


/S/  ADRIAN  M  SMITH
--------------------------------------------
Adrian  M  Smith
Vice  President  Finance  and  Chief  Financial  Officer