Form 10-Q
period 2002-03-31
RESMED INC
filed 2002-05-15
CIK 943819

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------
                                    FORM 10-Q
                               -------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                                 Yes [x] No [_]

As of March 31, 2002, there were 32,273,707 shares of Common Stock ($0.004 par value) outstanding.

                          RESMED INC. AND SUBSIDIARIES

                                      INDEX

Part I   Financial Information
                                                                         Page
Item 1   Financial Statements
         Condensed Consolidated Balance Sheets (Unaudited) as of          3
         March 31, 2002 and June 30, 2001

         Unaudited Condensed Consolidated Statements of Income for the    4
         Three Months Ended March 31, 2002 and 2001 and the Nine Months ended March 31, 2002 and 2001

         Unaudited Condensed Consolidated Statements of Cash Flows for    5
         the Nine Months Ended March 31, 2002 and 2001

         Notes to Unaudited Condensed Consolidated Financial Statements   6

Item 2   Management's Discussion and Analysis of Financial Condition      17
         and Results of Operations

Item 3   Quantitative and Qualitative Disclosures About Market and        24
         Business Risks


Part II  Other Information

Item 1   Legal Proceedings                                                35

Item 2   Changes in Securities                                            35

Item 3   Defaults Upon Senior Securities                                  35

Item 4   Submission of Matters to a Vote of Security Holders              35

Item 5   Other Information                                                35

Item 6   Exhibits and Reports on Form 8-K                                 35

         Signatures                                                       36

PART I - FINANCIAL INFORMATION                                           Item 1
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (Unaudited)
                 (in thousands, except share and per share data)


                                                                                                           March 31,      June 30,
                                                                                                            2002           2001
                                                                                                        ---------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                                                  $56,228        $40,136
Marketable securities - available-for-sale                                                                  56,823         62,616
Accounts receivable, net of allowance for doubtful accounts of $777 at March 31, 2002 and                   43,966         32,248
$892 at June 30, 2001
Inventories (Note 4)                                                                                        33,680         29,994
Deferred income taxes                                                                                        4,397          4,152
Prepaid expenses and other current assets                                                                   15,437          8,736
                                                                                                        ---------------------------
Total current assets                                                                                       210,531        177,882
                                                                                                        ---------------------------

Property, plant and equipment, net of accumulated depreciation of $27,118 at March 31, 2002                 65,542         55,092
and $19,930 at June 30, 2001
Patents, net of accumulated amortization of $1,531 at March 31, 2002 and $1,030 at June  30, 2001            2,623          1,390
Goodwill (Note 6)                                                                                           54,642         47,870
Other assets                                                                                                 7,803          5,856
                                                                                                        ---------------------------
Total non-current assets                                                                                   130,610        110,208
                                                                                                        ---------------------------
TOTAL ASSETS                                                                                              $341,141       $288,090
                                                                                                        ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable                                                                                           $12,371         $7,971
Accrued expenses and other liabilities                                                                      26,497         16,751
Income taxes payable                                                                                         8,825          8,888
                                                                                                        ---------------------------
Total current liabilities                                                                                   47,693         33,610
                                                                                                        ---------------------------

Non current liabilities:
Deferred revenue                                                                                             5,730          4,114
Convertible subordinated notes (Note 8)                                                                    146,000        150,000
                                                                                                        ---------------------------

Total non current liabilities                                                                              151,730        154,114
                                                                                                        ---------------------------
TOTAL LIABILITIES                                                                                          199,423        187,724
                                                                                                        ---------------------------

Stockholders' Equity:
Preferred stock, $0.01 par value,  2,000,000 shares authorized; none issued                                      -              -
Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares
 authorized; none issued                                                                                         -              -
Common Stock, $0.004 par value, 100,000,000 shares authorized; issued and outstanding                          129            126
32,273,707 at March 31, 2002 and 31,478,780 at June 30, 2001
Additional paid-in capital                                                                                  61,977         52,675
Retained earnings                                                                                          104,833         77,137
Accumulated other comprehensive loss (Note 5)                                                              (25,221)       (29,572)
                                                                                                        ---------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                                 141,718        100,366
                                                                                                        ---------------------------
Commitments and contingencies (Note 9)                                                                           -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                $341,141       $288,090
                                                                                                        ===========================




See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION                                            Item 1
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
              Unaudited Condensed Consolidated Statements of Income
                      (in thousands, except per share data)

                                                                           Three Months Ended            Nine Months Ended
                                                                                March 31,                    March 31,
                                                                           2002           2001          2002           2001
                                                                       --------------------------------------------------------
Net revenue                                                                  $52,776        $42,680     $147,829       $108,128
Cost of sales                                                                 19,005         13,757       51,388         35,097
                                                                       --------------------------------------------------------
Gross profit                                                                  33,771         28,923       96,441         73,031
                                                                       --------------------------------------------------------

Operating expenses:
Selling, general and administrative                                           16,408         13,727       45,467         34,042
Provision for restructure                                                          -            550            -            550
Donation to Research Foundation                                                1,000              -        1,000              -
Research and development                                                       3,792          3,017       10,770          7,911
In process research and development write-off                                      -         17,677            -         17,677
                                                                       --------------------------------------------------------
Total operating expenses                                                      21,200         34,971       57,237         60,180
                                                                       --------------------------------------------------------

Income from operations                                                        12,571         (6,048)      39,204         12,851
                                                                       --------------------------------------------------------

Other income (expenses), net:

Interest income (expense), net                                                  (893)          (256)      (2,461)          (153)
Other, net                                                                       433            448          471          1,901
                                                                       --------------------------------------------------------
Total other income (expense), net                                               (460)           192       (1,990)         1,748
                                                                       --------------------------------------------------------

Income before income taxes                                                    12,111         (5,856)      37,214         14,599
Income taxes                                                                  (3,585)        (4,338)     (11,371)       (11,315)
                                                                       --------------------------------------------------------
Income before extraordinary item                                               8,526        (10,194)      25,843          3,284
Extraordinary gain on debt extinguishment, net of tax                          1,853              -        1,853              -
                                                                       --------------------------------------------------------
Net income (loss)                                                            $10,379       ($10,194)     $27,696         $3,284
                                                                       ========================================================
Basic earnings per share:
Before extraordinary item                                                      $0.26         ($0.33)       $0.81          $0.11
Extraordinary gain on debt extinguishment                                       0.06              -         0.06              -
                                                                       --------------------------------------------------------
Basic earnings (loss) per share                                                $0.32         ($0.33)       $0.87          $0.11
                                                                       ========================================================
Diluted earnings per share:
Before extraordinary item                                                      $0.25         ($0.30)       $0.76          $0.10
Extraordinary gain on debt extinguishment                                       0.06              -         0.05              -
                                                                       --------------------------------------------------------
Diluted earnings (loss) per share                                              $0.31         ($0.30)       $0.81          $0.10
                                                                       ========================================================
Basic share outstanding                                                       32,217         31,246       31,992         31,030
Diluted shares outstanding                                                    33,924         33,691       34,101         33,330

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

PART I - FINANCIAL INFORMATION                                            Item 1
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                       Nine Months Ended
                                                                                                            March 31,
                                                                                                    2002              2001
                                                                                               ------------------------------
Cash flows from operating activities:
Net income                                                                                          $27,696          $3,284
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                         7,007           5,708
Amortization of deferred borrowing costs                                                                954               -
Provision for service warranties                                                                       (113)             99
Foreign currency options revaluations                                                                   340           2,588
Extraordinary gain on debt extinguishment                                                            (1,853)              -
Restructuring provision                                                                                   -             550
Purchased in process researched and development write off                                                 -          17,677
Changes in operating assets and liabilities:
Accounts receivable, net                                                                            (10,536)         (6,501)
Inventories                                                                                          (4,712)         (6,569)
Prepaid expenses and other current assets                                                            (6,436)         (2,674)
Accounts payable, accrued expenses and other liabilities                                             14,838           5,471
                                                                                               ------------------------------
Net cash provided by operating activities                                                            27,185          19,633
                                                                                               ------------------------------
Cash flows from investing activities:
Purchases of property, plant and equipment                                                          (15,819)        (24,435)
Patent registration costs                                                                              (975)           (386)
Purchase of non-trading investments                                                                  (2,839)         (2,216)
Business acquisitions, net of cash acquired of $369 (Note 7)                                         (6,544)        (14,899)
Purchases of marketable securities - available-for-sale                                            (350,743)        (17,263)
Proceeds from sale of marketable securities - available-for-sale                                    356,685          20,976
                                                                                               ------------------------------
Net cash used in investing activities                                                               (20,235)        (38,223)
                                                                                               ------------------------------
Cash flows from financing activities:
Proceeds from issuance of common stock, net                                                           9,305           5,971
Proceeds from borrowings, net of borrowing costs                                                     28,402          27,500
Repayment of short term debt                                                                              -          (6,213)
Redemption of borrowings                                                                            (29,935)              -
                                                                                               ------------------------------
Net cash provided by financing activities                                                             7,772          27,258
                                                                                               ------------------------------
Effect of exchange rate changes on cash                                                               1,370          (2,348)
                                                                                               ------------------------------
Net (decrease)/increase in cash and cash equivalents                                                 16,092           6,320
Cash and cash equivalents at beginning of period                                                     40,136          18,250
                                                                                               ------------------------------
Cash and cash equivalents at end of period                                                          $56,228         $24,570
                                                                                               ==============================

Supplemental disclosure of cash flow information:
Income taxes paid                                                                                   $13,620          $8,601
Interest paid                                                                                         3,868             565
                                                                                               ==============================

Fair value of assets acquired on acquisition:                                                        $2,634         $30,194
Liabilities assumed                                                                                  (1,131)        (21,876)
Goodwill on acquisition                                                                               5,410          47,119
                                                                                               ------------------------------
Consideration for acquisition, including acquisition costs                                            6,913          55,437
Cash paid for acquisition                                                                             6,913          15,266
                                                                                               ------------------------------
Balance Payable                                                                                   $       -         $40,171
                                                                                               ==============================

                        See accompanying notes to condensed consolidated financial statements.


PART I - FINANCIAL INFORMATION                                            Item 1
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

(1) Organization and Basis of Presentation
    --------------------------------------

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 and the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

(2) Summary of Significant Accounting Policies
    ------------------------------------------

     (a) Basis of Consolidation
         ----------------------

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

     (b) Revenue Recognition
         -------------------

          Revenue on product sales is recorded at the time of shipment. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially capitalized and recognized as revenue over the life of the service contract. Revenue from sale of marketing and distribution rights is initially deferred and recognized as revenue over the life of the contract.

PART I - FINANCIAL INFORMATION                                            Item 1
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

(2) Summary of Significant Accounting Policies, Continued
    -----------------------------------------------------

     (c) Cash and Cash Equivalents
         -------------------------

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

     (e) Property, Plant and Equipment
         -----------------------------

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

     (g) Foreign Currency
         ----------------

          The consolidated financial statements of the Company's non-US subsidiaries are translated into US dollars for financial reporting purposes. Assets and liabilities of non-US subsidiaries whose functional currencies are other than the US dollar are translated at period end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of "Comprehensive Income," as described in Note 5, and are included in accumulated other comprehensive loss on the condensed consolidated balance sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

     (h) Research and Development
         ------------------------

          All research and development costs are expensed in the period incurred.

PART I - FINANCIAL INFORMATION                                            Item 1
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

(2) Summary of Significant Accounting Policies, Continued
    -----------------------------------------------------

     (i) Earnings per Share
         ------------------

          The weighted average shares used to calculate basic earnings per share was 32,217,000 and 31,246,000 for the quarters ended March 31, 2002 and 2001, respectively, and 31,992,000 and 31,030,000 for the nine-month periods ended March 31, 2002 and 2001, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,707,000 and 2,445,000 for the quarters ended March 31, 2002 and 2001, respectively, and by 2,109,000 and 2,300,000 for the nine-month periods ended March 31, 2002 and 2001, respectively.

     (j) Financial Instruments
         ---------------------

          The carrying value of financial instruments, such as cash and cash equivalents, marketable securities - available-for-sale, accounts receivable, government grants, foreign currency option contracts, short term debt, taxes payable and accounts payable approximate their fair value. The Company does not hold or issue financial instruments for trading purposes.

     (k) Foreign Exchange Risk Management
         --------------------------------

          The Company enters into foreign currency call options in managing its foreign exchange risk. The purpose of the Company's foreign currency hedging activities is to protect the Company from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian manufacturing activities. The Company enters into foreign currency option contracts to hedge anticipated sales and manufacturing costs denominated principally in Australian dollars and Euros. The terms of such foreign currency option contracts generally do not exceed two years.

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

PART I - FINANCIAL INFORMATION                                            Item 1
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

(2) Summary of Significant Accounting Policies, Continued
    -----------------------------------------------------

     (k) Foreign Exchange Risk Management, Continued
         -------------------------------------------

          The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. The credit exposure of foreign exchange options at March 31, 2002 was $2,214,000 which represents the positive fair value of options held by the Company.

          The Company held foreign currency option contracts with notional amounts totaling $135,068,000 and $223,752,000 at March 31, 2002 and
          June 30, 2001, respectively to hedge foreign currency items. These contracts mature at various dates prior to June 2003.

     (l) Income Taxes
         ------------

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

     (m) Marketable Securities
         ---------------------

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

          At March 31, 2002 and June 30, 2001, the Company's investments in debt securities were classified on the condensed consolidated balance sheets as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

          The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income (expense). Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

PART I - FINANCIAL INFORMATION                                            Item 1
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

(2) Summary of Significant Accounting Policies, Continued
    -----------------------------------------------------

     (n) Warranty
         --------

          Estimated future warranty costs related to products are accrued to operations in the period in which the related revenue is recognized.

     (o) Impairment of Long-Lived Assets
         -------------------------------

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

(3) Accounting Changes
    ------------------

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adoption of SFAS No. 143.

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

PART I - FINANCIAL INFORMATION                                            Item 1
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(3) Accounting Changes, Continued
    -----------------------------

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

(4) Inventories
    -----------

     Inventories were comprised of the following at March 31, 2002 and June 30, 2001:


     (in US$ thousands)       March 31,             June 30,
                                  2002                 2001
                            -----------------------------------

     Raw materials             $7,329                $7,584
     Work in progress             654                    98
     Finished goods            25,697                22,312
                            -----------------------------------
                              $33,680               $29,994
                            ===================================

PART I - FINANCIAL INFORMATION                                            Item 1
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(5) Comprehensive Income
    --------------------

     As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components in the financial statements.

     The table below presents other comprehensive (income) loss:


     (In US$ thousands)                               Foreign     Unrealized     Accumulated Other
                                                      Currency    Gains on       Comprehensive
                                                      Items       Securities     Loss


     Beginning balance, July 1, 2001                    $29,572            -              $29,572
     Current period change                               (4,252)         (99)              (4,351)
                                                   --------------------------------------------------
     Ending balance, March 31, 2002                     $25,320          (99)             $25,221
                                                   ==================================================


     The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at March 31, 2002 and June 30, 2001 consisted of foreign currency translation adjustments with net debit balances of $25.3 million and $29.6 million, respectively and unrealized gains on securities of $99,000 (net of tax of $51,000) and zero, respectively.

PART I - FINANCIAL INFORMATION                                            Item 1
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(6) Goodwill and Other Intangible Assets
    ------------------------------------

     As described in Note 3, the Company adopted SFAS 142 on July 1, 2001. The following table reconciles the prior year's reported operating income and net income to their respective pro-forma balances adjusted to exclude goodwill amortization expense which is no longer recorded under SFAS 142.


                                                                       Three months ended          Nine months ended
                                                                            March 31                   March 31
      (In US$ thousands, except per share amounts)                    2002           2001         2002         2001
                                                                  ------------------------------------------------------

      Operating Income:
      ----------------
      Reported income from operations                                   $12,571       $(6,048)     $39,204       $12,851
      Add back: goodwill amortization                                         -            435           -           727
                                                                  ------------------------------------------------------
      Adjusted income (loss) from operations                            $12,571       $(5,613)     $39,204       $13,578
                                                                  ======================================================

      Net Income:
      ----------

      Reported net income (loss) before extraordinary item               $8,526      $(10,194)     $25,843        $3,284
      Add back: goodwill amortization after tax                               -            435           -           727
                                                                  ------------------------------------------------------
      Adjusted net income (loss) before extraordinary item               $8,526       $(9,759)     $25,843        $4,011
      Extraordinary item                                                  1,853              -       1,853             -
                                                                  ------------------------------------------------------
      Adjusted net income (loss)                                        $10,379       $(9,759)     $27,696        $4,011
                                                                  ======================================================

      Basic Earnings per share:
      ------------------------

      Reported basic earnings (loss) per share before
        extraordinary item                                                $0.26        $(0.33)       $0.81         $0.11
      Goodwill amortization after tax                                         -           0.01           -         $0.02
                                                                  ------------------------------------------------------
      Adjusted basic earnings (loss) per share before
        extraordinary item                                                $0.26        $(0.32)       $0.81         $0.13
      Extraordinary item                                                  $0.06              -       $0.06             -
                                                                  ------------------------------------------------------
      Adjusted basic earnings (loss) per share                            $0.32        $(0.32)       $0.87         $0.13
                                                                  ======================================================

      Diluted Earnings per share:
      --------------------------

      Reported diluted earnings (loss) per share before
        extraordinary item                                                $0.25        $(0.30)       $0.76         $0.10
      Goodwill amortization after tax                                         -           0.01           -         $0.02
                                                                  ------------------------------------------------------
      Adjusted diluted earnings (loss) per share before
        extraordinary item                                                $0.25        $(0.29)       $0.76         $0.12
      Extraordinary item                                                  $0.06              -       $0.05             -
                                                                  ------------------------------------------------------
      Adjusted diluted earnings (loss) per share                          $0.31        $(0.29)       $0.81         $0.12
                                                                  ======================================================

       Changes in the carrying amount of goodwill for the nine months ended March 31, 2002, were as follows:


      (In US$ thousands)
      Balance at June 30, 2001                                                      $47,870
      Foreign currency translation adjustments                                        1,362
      Goodwill on acquisition of Labhardt (Note 7)                                    3,993
      Contingent goodwill payment for MAP (Note 7)                                    1,417
                                                                                -------------
      Balance at March 31, 2002                                                     $54,642
                                                                                =============

PART I - FINANCIAL INFORMATION                                            Item 1
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(6) Goodwill and Other Intangible Assets, Continued
    -----------------------------------------------

     Other intangible assets amounted to $2.6 million (net of accumulated amortization of $1.5 million) and $1.4 million (net of accumulated amortization of $1.0 million) at March 31, 2002 and June 30, 2001, respectively. These intangible assets consist of patents and are amortized over the estimated useful life of the patent, generally five years. There are no expected residual values related to these intangible assets.

(7) Business Acquisition
    --------------------

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

     During the December quarter, the Company paid an amount of $1.4 million as final consideration associated with the purchase of MAP Medizin-Technologie GmbH on February 16, 2001. The amount has been recorded as goodwill.

(8) Convertible Subordinated Notes
    ------------------------------

     On June 20, 2001 the Company issued $150.0 million of 4% convertible subordinated notes that are due to mature on June 20, 2006. On July 3, 2001, the Company issued an additional $30.0 million in over allotments. This increased the total amount of convertible subordinated notes issued to $180.0 million.

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

PART I - FINANCIAL INFORMATION                                            Item 1
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(8) Convertible Subordinated Notes, Continued
    -----------------------------------------

     The Company may redeem some or all of the notes at any time before June 20, 2004 at a redemption price of $1,000 per $1,000 principal amount of notes, plus accrued and unpaid interest, if any, to the redemption date, if the closing price of the Company's common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. Upon any such provisional redemption, the Company will make an additional payment in cash equal to $166.67 per $1,000 principal amount of notes, less the amount of any interest actually paid on the notes before the provisional redemption date.

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

     The notes are general unsecured obligations and are subordinated to all of the Company's existing and future senior indebtedness and will be effectively subordinated to all of the indebtedness and liabilities of the Company's subsidiaries. The indenture governing the notes does not limit the Company or its subsidiaries from incurring senior indebtedness or other indebtedness.

     During the quarter ended March 31, 2002, the Company repurchased $34.0 million face value of its convertible subordinated notes. The total purchased price of the notes was $30.2 million, including $0.3 million in accrued interest. The Company recognized an extraordinary gain of $1.9 million, net of tax of $1.1 million, on these transactions. As at March 31, 2002, the Company had convertible subordinated notes outstanding of $146.0 million.

(9) Commitments and Contingencies
    -----------------------------

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

PART I - FINANCIAL INFORMATION                                            Item 1
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(9) Commitments and Contingencies, Continued
    ----------------------------------------

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

     In January 2001, our subsidiary MAP Medizin-Technologie GmbH filed a lawsuit with the Regional Court in Munich against Hofrichter Medizintechnick GmbH seeking an injunction regarding the sale of certain flow generators as well as damages for the unauthorized and infringing use of one of our trademarks and utility patent. On May 4, 2001, MAP obtained a favorable judgment from the Civil Chamber of Munich Court that enjoined the defendant from using MAP's patent, which judgment has been appealed.

     While we are prosecuting the above actions, there can be no assurance that we will be successful.

PART I - FINANCIAL INFORMATION                                            Item 2
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operation

Net Revenue

Net revenue increased for the three months ended March 31, 2002 to $52.8 million from $42.7 million for the three months ended March 31, 2001, an increase of $10.1 million or 24%. For the nine-month period ended March 31, 2002 net revenue increased to $147.8 million from $108.1 million for the nine-month period ended March 31, 2001, an increase of $39.7 million or 37%. Both the three month and nine month increases in net revenue were attributable to an increase in unit sales of the Company's flow generators and accessories in both domestic and international markets and also to the acquisition on February 16, 2001 of MAP Medizin-Technologie GmbH "MAP". Domestic revenue for the quarter increased to $26.7 million from $21.3 million for the previous year quarter, and to $72.5 million from $57.6 million for the nine-month periods ended March 31, 2002 and 2001 respectively. Despite relatively flat sales in our German markets reflecting the impact of health care policy changes in Germany, net revenue in international markets increased to $26.1 million from $21.4 million for the quarter, and to $75.3 million from $50.6 million for the nine month periods ended March 31, 2002 and 2001, respectively.

Gross Profit

Gross profit increased for the three months ended March 31, 2002 to $33.8 million from $28.9 million for the three months ended March 31, 2001, an increase of $4.9 million or 17%. Gross profit as a percentage of net revenue declined for the quarter ended March 31, 2002 to 64.0% from 67.8% for the quarter ended March 31, 2001. The decline in gross margins reflects a change in geographical sales mix, with a relatively higher percentage of domestic sales, which achieve lower margins, compared to international markets.

For the nine-month period ended March 31, 2002 gross profit increased to $96.4 million from $73.0 million in the same period of fiscal 2001, an increase of $23.4 million or 32%. Gross profit as a percentage of net revenue was 65.2% and 67.5% for the nine-month periods ended March 31, 2002 and 2001 respectively. The decline in gross margin reflects a change in geographical sales mix, with a relatively higher percentage of domestic sales, which achieve lower margins, compared to international markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2002 to $16.4 million from $13.7 million for the three months ended March 31, 2001, an increase of $2.7 million or 20%. As a percentage of net revenue, selling, general and administrative expenses for the three months ended March 31, 2002 declined to 31.1% from 32.2% for the three months ended March 31, 2001. The increase in selling, general and administrative expenses was primarily due to increase in the number of sales and administrative personnel and other expenses related to the increase in Company sales.

PART I - FINANCIAL INFORMATION                                            Item 2
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operation

Selling, General and Administrative Expenses, Continued

Selling, general and administrative expenses for the nine months ended March 31, 2002 increased to $45.5 million from $34.0 million for the nine months ended March 31, 2001, an increase of $11.5 million or 34%. As a percentage of net revenue selling, general and administration expenses declined to 30.8% for the nine months ended March 31, 2002 from 31.5% in the nine months ended March 31, 2001.

Provision for Restructure

Subsequent to the purchase of MAP, the Company restructured MAP's French activities and for the three months ended March 31, 2001, took a charge of $550,000 associated with the closure of MAP's unprofitable French operations.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2002 to $3.8 million from $3.0 million for the three months ended March 31, 2001, an increase of $0.8 million or 26%. As a percentage of net revenue, research and development expenses increased to 7.2% for the three months ended March 31, 2002 compared to 7.1% for the three months ended March 31, 2001. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products and also included research and development expenditure undertaken by MAP.

For the nine-month period ended March 31, 2002 research and development expenses increased to $10.8 million from $7.9 million for the same period in fiscal 2001, an increase of $2.9 million. As a percentage of net revenue, research and development expenses was 7.3% for the nine months ended March 31, 2002 and 2001. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products.

PART I - FINANCIAL INFORMATION                                            Item 2
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operation

In Process Research and Development Write-Off

During the quarter ended March 31, 2001, purchased in process research and development of $17,677,000 was expensed upon acquisition of MAP because technological feasibility of the products under development had not been established and no further alternative uses existed. The value of in process technology was calculated by identifying research projects in areas for which technological feasibility had not been established, estimating the costs to develop the purchased in process technology into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the reduced percentage completion of the projects thereto. The discount rates used in the analysis were between 27% and 33% and were based on the risk profile of the acquired assets.

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

Donation to Research Foundation

The Company donated $1.0 million for the establishment of the ResMed Sleep Disordered Breathing Foundation. The Foundation's mission is to promote awareness of and research into the serious medical consequences of untreated sleep disordered breathing (SDB).

Extraordinary Gain on Debt Extinguishment

During the quarter ended March 31, 2002, the Company repurchased $34.0 million face value of its convertible subordinated notes. The total purchase price of the notes was $30.2 million, including $0.3 million in accrued interest. The Company recognized an extraordinary gain of $1.9 million, net of tax of $1.1 million, on these transactions.

PART I - FINANCIAL INFORMATION                                            Item 2
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operation

Other Income (Expense), Net

Other income (expense), net, decreased for the three months ended March 31, 2002 to net expense of $460,000 from net income of $192,000 for the three months ended March 31, 2001. The decrease in other income primarily reflects increased interest expense associated with the convertible debt issue in June 2001, partially offset by interest income from cash and marketable securities.

Other income (expense), net decreased for the nine months ended March 31, 2002 to net expense of $2.0 million from net income of $1.7 million for the nine months ended March 31, 2001. The increase in other expense was attributable to increased interest expense associated with the convertible debt issue in June 2001 and significant reduction in net foreign currency exchange gains.

Income Taxes

The Company's effective income tax rate declined to approximately 29.6% for the three months ended March 31, 2002 from approximately 35.1% (excluding a non-recurring in process research and development write-down of $17.7 million and restructuring charge of $0.6 million) for the three months ended March 31, 2001. For the nine-month period ended March 31, 2002 the Company's effective income tax rate declined to 30.6% from 34.5% for the nine-month period ended March 31, 2001. The lower tax rate was primarily due to the lowering of the corporate tax rate in Australia from 34% to 30% effective July 1, 2001. The Company also benefits from a 125% tax deduction on R&D expenditure undertaken in Australia, which further reduces the effective tax rate on Australian sourced income.

Liquidity and Capital Resources

As of March 31, 2002 and June 30, 2001, the Company had cash and cash equivalents and marketable securities available-for-sale of approximately $113.1 million and $102.8 million, respectively. The Company's working capital approximated $162.8 million and $144.3 million at March 31, 2002 and June 30, 2001 respectively.

During the nine months ended March 31, 2002, the Company generated cash of $27.2 million from operations, primarily as a result of increased profit from operations offset by increases in inventory and accounts receivable balances. During the nine months ended March 31, 2001 approximately $19.6 million of cash was generated by operations.

PART I - FINANCIAL INFORMATION                                            Item 2
.................................................................................

                           RESMED INC AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operation

Liquidity and Capital Resources, Continued

The Company's capital expenditures for the nine-month periods ended March 31, 2002 and 2001 aggregated $15.8 million and $24.4 million respectively. The majority of the expenditures in the nine-month period ended March 31, 2002 related to a deposit for the purchase of land in Sydney described below, a computer system upgrade and acquisition of production tooling and equipment. The capital expenditures in the nine months ended March 31, 2001 primarily reflected the capital expenditure of $17.2 million on the company's US headquarters in Poway, California in July 2000. As a result of these capital expenditures, the Company's balance sheet reflects net property plant and equipment of approximately $65.5 million at March 31, 2002 compared to $55.1 million at June 30, 2001.

On July 3, 2001, the Company issued $30.0 million in over allotments for its 4% convertible subordinated notes issue. At this date, the total amount of convertible subordinated notes issued was $180.0 million. During the quarter, the Company repurchased $34.0 million face value of its convertible subordinated notes. The total purchase price of the notes was $30.2 million, including $0.3 million in accrued interest. The Company recognized an extraordinary gain of $1.9 million, net of tax of $1.1 million, on these transactions. As at March 31, 2002, the Company had convertible subordinated notes outstanding of $146.0 million.

The Company may from time to time seek to retire its convertible subordinated notes through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company's liquidity requirements, and current or future contractual obligations of the Company, if any, that may directly or indirectly apply to such transactions.

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

During the December quarter, the Company paid an amount of $1.4 million as final consideration associated with the purchase of MAP on February 16, 2001. The amount has been recorded as goodwill.

During the December quarter, the Company paid an initial deposit of $2.4 million associated with the purchase of a 30-acre site at Norwest Business Park, located northwest of Sydney, Australia. On April 26, 2002, the purchase was settled with an initial payment of $11.3 million, with deferred payments (inclusive of interest) of $5.7 million due in October 2002 and $5.7 million due in April 2003. The Company expects the first building, a manufacturing facility, to be operational on this site in 2003. New research and development and office facilities are expected to be completed in 2004. It is estimated that the building costs will be approximately $30.0 million.

PART I - FINANCIAL INFORMATION                                            Item 2
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operation

Liquidity and Capital Resources, Continued

On May 8, 2002, the Company completed a sale and leaseback transaction for its Australian facility located at North Ryde in Sydney, Australia. The property was sold for $18.3 million with a three-year leaseback and a further one-year option. The profit before tax on sale of the property of $5.5 million will be amortized over the lease period. The cash made available from the sale will be utilized for the construction of the Company's new facilities at Norwest Business Park.

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

The Company expects to satisfy all of its short term liquidity requirements through a combination of cash on hand and cash generated from operations.

Critical Accounting Principles and Estimates

In response to the SEC's Release numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, impaired assets, intangible assets, income taxes, revenue recognition and contingencies and litigation. We state these accounting policies in the notes to the financial statements and at relevant sections in this discussion and analysis. The estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

PART I - FINANCIAL INFORMATION                                            Item 2
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operation

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering customer's financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Adjustments. Inventories are stated at lower of cost or market. We review the components of inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-downs is dependent on changes in competitive conditions, new product introductions by us or our competitors, or rapid changes in customer demand.

Valuation of Goodwill, Intangible and Other Long-Lived Assets. We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by the Company. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries.

Valuation of Deferred Income Taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations.

Provision for Warranty. We provide for the estimated cost of product warranties at the time the related revenue is recognized. The amount of this provision is determined by using a financial model which takes into consideration actual historical expenses and potential risks associated with the Company's different products. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision. Although we engage in product improvement programs and processes, our warranty obligation is affected by product failure rates and costs incurred to correct those product failures. Should actual product failure rates or estimated costs to repair those product failures differ from our estimates, revisions to our estimated warranty provision would be required.

PART I - FINANCIAL INFORMATION                                            Item 3
.................................................................................

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

The Company has established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditure. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency exposures denominated in Euros and Australian dollars. Under this program, increases or decreases in the Company's foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

The Company does not use foreign currency forward exchange contracts or purchased currency options for trading purposes.

The table below provides information about the Company's foreign currency derivative financial instruments and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at March 31, 2002. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for the Company's foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.


------------------------------------------------------------------------------------------------------------------
                                            Fiscal Year                                            Fair Value
(In US$ thousands)                  2002                   2003                 Total         Assets/(Liabilities)
                                    ----                   ----
                                                                                               March 31    June 30
                                                                                                 2002       2001
------------------------------------------------------------------------------------------------------------------
Foreign Exchange Call
Options

(Receive AUS$/Pay US$)
Option amount                      $36,000               $54,000               $90,000            $717      $577
Average contractual          AUS $1 = USD 0.581    AUS $1 = USD 0.549    AUS $1 = USD 0.561
exchange rate

(Receive AUS$/Pay Euro)
Option amount                      $6,680                $38,388               $45,068          $1,497       $20
Average contractual          AUS $1 = Euro 0.599   AUS $1 = Euro 0.591   AUS $1 = Euro 0.592
exchange rate
------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                            Item 3
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on investments.

At March 31, 2002, the Company maintained a portion of its cash and cash equivalent in financial instruments with original maturities of three months or less. We maintain a short-term investment portfolio containing financial instruments in which the majority of funds invested have original maturities of greater than three months but less than twelve months. The financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

A hypothetical 100 basis point change in interest rates during the three months ended March 31, 2002, would have resulted in approximately $0.3 million change in pre-tax income. In addition, the value of our marketable securities would change by approximately $0.5 million following a hypothetical 100 basis point change in interest rates. We do not use derivative financial instruments in our investment portfolio.

Forward-Looking Statements

This report on Form 10Q contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to our management. The words "believe," "expect," "anticipate," "estimate," "plan," "future" and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, pending litigation, and the development of new markets for the Company's products, such as the CHF and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified below and elsewhere in this report. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

PART I - FINANCIAL INFORMATION                                            Item 3
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
                                  RISK FACTORS

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

PART I - FINANCIAL INFORMATION                                            Item 3
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
                                  RISK FACTORS

Our business depends on our ability to market effectively to dealers of home health care products and sleep clinics, Continued

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

Sales outside North and Latin America accounted for approximately 48%, 46%, and 43% of our net revenues in fiscal years 2001, 2000 and 1999, respectively. As a result of the MAP acquisition, we expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our domestic operations, including:

PART I - FINANCIAL INFORMATION                                            Item 3
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
                                  RISK FACTORS

We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets, subjecting us to various risks relating to international activities that could adversely affect our overall profitability, Continued

.. fluctuations in currency exchange rates;
.. tariffs and other trade barriers;
.. compliance with foreign medical device manufacturing regulations;
.. reduction in third party payer reimbursement for our products;
.. inability to obtain import licenses;
.. changes in trade policies and in domestic and foreign tax policies; .. possible changes in export or import restrictions; and .. the modification or introduction of other governmental policies with potentially adverse effects.

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

PART I - FINANCIAL INFORMATION                                            Item 3
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
                                  RISK FACTORS

Government and private insurance plans may not reimburse patients for our products, which could result in reductions in sales or selling prices for our products, Continued

As we continue to develop new products, those products will generally not qualify for reimbursement, if at all, until they are approved for marketing. In the United States, we sell our products primarily to home health care dealers and to sleep clinics. We do not file claims and bill governmental programs and other third party payors directly for reimbursement for our products. However, we are still subject to laws and regulations relating to governmental reimbursement programs, particularly Medicaid and Medicare.

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

PART I - FINANCIAL INFORMATION                                            Item 3
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
                                  RISK FACTORS

Product sales, introductions or modifications may be delayed or canceled as a result of the FDA or similar foreign regulations, which could cause our sales to decline, Continued

However, if the FDA disagrees with us and requires us to submit new 510(k) notifications for modifications to our existing products, we may be required to stop marketing the products while the FDA reviews the 510(k) notification. Any new product introduction or existing product modification could be subjected to a lengthier, more rigorous FDA examination process. For example, in certain cases we may need to conduct clinical trials of a new product prior to submitting a 510(k) notice. Additionally, we may be required to obtain premarket approvals for our products. The requirements of these more rigorous processes could delay product introductions and increase the costs associated with FDA compliance. Marketing and sale of our products outside the United States are also subject to regulatory clearances and approvals, and if we fail to obtain these regulatory approvals, our sales could suffer. We cannot assure you that any new products we develop will receive required regulatory approvals from U.S. or foreign regulatory agencies.

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

PART I - FINANCIAL INFORMATION                                            Item 3
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
                                  RISK FACTORS

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

We face the risks that:

.. third parties will infringe our intellectual property rights;

.. our non-disclosure agreements will be breached;

.. we will not have adequate remedies for infringement;

.. our trade secrets will become known to or independently developed by our competitors; or

.. any third parties will be issued patents that may prevent the sale of our products or require us to license and pay fees or royalties in order for us to be able to market some of our products.

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

PART I - FINANCIAL INFORMATION                                            Item 3
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
                                  RISK FACTORS

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

Our operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from a number of factors, including:

.. the introduction of new products by us or our competitors;

.. the geographic mix of product sales;

.. the success of our marketing efforts in new regions;

.. changes in third party reimbursement;

.. timing of regulatory clearances and approvals;

.. timing of orders by distributors;

.. expenditures incurred for research and development;

.. competitive pricing in different regions;

.. seasonality;

.. the cost and effect of promotional and marketing programs; and

.. the effect of foreign currency transaction gains or losses.

PART I - FINANCIAL INFORMATION                                            Item 3
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
                                  RISK FACTORS

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.

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

Provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management which might be beneficial to us or our security holders. In particular, our board of directors is divided into three classes, serving for staggered three-year terms. Because of this classification it will require at least two annual meetings to elect directors constituting a majority of our board of directors.

Delaware law, provisions in our charter and our shareholder rights plan could make the acquisition of our company by another company more difficult, Continued

Additionally, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders. Under our stockholders rights plan, we have also issued purchase rights to the holders of our common stock that entitle those holders to purchase our Series A Junior Participating Preferred Stock at a discount, under certain circumstances. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock.

PART I - FINANCIAL INFORMATION                                            Item 3
.................................................................................

                          RESMED INC. AND SUBSIDIARIES
                                  RISK FACTORS

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

PART II - OTHER INFORMATION                                            Items 1-6
.................................................................................

                           RESMED INC AND SUBSIDIARIES

Item 1 Legal Proceedings
       See Note 9 to the Condensed Consolidated Financial Statements

Item 2 Changes in Securities and Use of Proceeds
       None

Item 3 Defaults Upon Senior Securities
       None

Item 4 Submission of Matters to a Vote of Security Holders
       None

Item 5 Other Information
       None

Item 6 Exhibits and Report on Form 8K
       (a) Exhibits
           None

       (b) Reports on Form 8-K
           None

PART II - OTHER INFORMATION                                           Signatures
.................................................................................

                           RESMED INC AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ResMed Inc


/s/ PETER C FARRELL
--------------------------------------------------
Peter C Farrell
President and Chief Executive Officer


/s/ ADRIAN M SMITH
--------------------------------------------------
Adrian M Smith
Vice President Finance and Chief Financial Officer