Form 10-K
period 2002-06-30
RESMED INC
filed 2002-09-11
CIK 943819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ________________________________

                                    FORM 10-K
                        ________________________________

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                             COMMISSION FILE NUMBER
                                     0-26038

                                   RESMED INC
             (Exact name of Registrant as specified in its Charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   98-0152841
                        (IRS Employer Identification No.)

                             14040 DANIELSON STREET
                              POWAY, CA  92064-6857
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

                  NAME OF EACH EXCHANGE UPON WHICH REGISTERED:
                             New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of registrant as of September 6, 2002, computed by reference to the closing sale price of such stock on the New York Stock Exchange, was approximately
$834,476,000. (All directors, executive officers, and 10% stockholders of Registrant are considered affiliates.)

At September 6, 2002, registrant had 32,912,599 shares of Common Stock, $.004 par value, issued and outstanding. This number excludes 360,347 shares held by the registrant as treasury shares.

Portions of registrant's definitive Proxy Statement for its November 11, 2002 meeting of stockholders are incorporated by reference into Part III of this report.



                                             RESMED INC
                                       ______________________

                                          TABLE OF CONTENTS
                                        ______________________


                                                                                                PAGE

Part I    Item 1   Business                                                                        3

          Item 2   Properties                                                                     17

          Item 3   Legal Proceedings                                                              17

          Item 4   Submission of Matters to a Vote of Security Holders                            18


Part II   Item 5   Market for Registrant's Common Equity and Related Stockholder Matters          18

          Item 6   Selected Financial Data                                                        20

          Item 7   Management's Discussion and Analysis of Financial Condition and                21
                   Results of Financial Operation

          Item 7A  Quantitative and Qualitative Disclosures About Market and Business Risks       29

          Item 8   Consolidated Financial Statements and Supplementary Data                       37

          Item 9   Changes in and Disagreements with Accountants on Accounting and                38
                   Financial Disclosure


Part III  Item 10  Directors and Executive Officers of the Registrant                             38

          Item 11  Executive Compensation                                                         38

          Item 12  Security Ownership of Certain Beneficial Owners and Management                 39

          Item 13  Certain Relationships and Related Transactions                                 39


Part IV   Item 14  Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K    39




Sullivan, VPAP, AutoSet, Bubble Mask, Bubble Cushion, SmartStart, ResCap, Mirage, HumidAire, Aero-Click, minni Max nCPAP, Moritz II biLEVEL, Aero-Fix, Twister remove, SELFSET, MESAMIV; Poly-MESAM, MEPAL, Auto VPAP, AutoScan, AutoSet CS, AutoSet T, AutoView, IPAP MAX, ResControl, SCAN, S6, Ultra Mirage, VPAP MAX, AutoSet.com, AutoSet-CS.com, and ResMed are our trademarks.

As used in this 10-K, the terms "we," "us," and "our" refer to ResMed Inc., a Delaware corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

                                     PART I
ITEM  1     BUSINESS

GENERAL

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep disordered breathing, or SDB. SDB includes obstructive sleep apnea, or OSA, and other respiratory disorders that occur during sleep. When we were formed in 1989, our primary purpose was to commercialize a treatment for OSA developed by Professor Colin Sullivan of the University of Sydney, the current Chairman of our Medical Advisory Board. This treatment, nasal Continuous Positive Airway Pressure, or CPAP, was the first successful noninvasive treatment for OSA. CPAP systems deliver pressurized air, typically through a nasal mask, to prevent collapse of the upper airway during sleep.

Since the development of nasal CPAP, we have developed a number of innovative products for SDB, including flow generators, diagnostic products, mask systems, headgear and other accessories. Our growth has been fuelled by geographic expansion, increased awareness of SDB as a significant health concern among physicians and patients, and our research and product development effort.

We employ approximately 1,250 people and sell our products in over 60 countries through a combination of wholly owned subsidiaries and independent distributors.


CORPORATE  HISTORY

ResMed Inc., a Delaware corporation, was formed in March 1994 as the ultimate holding company for our domestic, Australian and European operating subsidiaries. On June 1, 1995, we completed an initial public offering of common stock and on June 2, 1995 our common stock commenced trading on The NASDAQ National Market. On September 30, 1999 we transferred our principal public listing to the New York Stock Exchange, trading under the ticker symbol RMD. On November 25, 1999, we established a secondary listing of our shares via Chess Depositary Instruments, or CDIs, on the Australian Stock Exchange, also under the symbol RMD. Ten CDIs on the ASX represent one share of our common stock on the NYSE. On July 1, 2002, we converted our ASX listing status from a foreign exempt listing to a full listing.

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

Since formation we have acquired a number of operating businesses with both Labhardt Ag and Servo Magnetics Inc acquired during fiscal 2002, on November 15, 2001 and May 14, 2002 respectively. Previously we have acquired MAP Medizin Technologie GmbH, Dieter W. Priess Medtechnik, Premium Medical SARL, Innovmedics Pte Ltd and EINAR Egnell AB, our German, French, Singaporean and Swedish distributors, on February 16, 2001, February 7, 1996, June 12, 1996, November 1, 1997 and January 31, 2000, respectively. During the 1999 fiscal year we made an equity investment in Flaga hf, based in Iceland. We now market Flaga's polysomnographic products under the Embla and Embletta label in the United States and selected other markets.

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

In its "Wake Up America'' report to Congress in 1993, the National Commission on Sleep Disorders Research estimated that approximately 40 million individuals in the United States suffer from chronic disorders of sleep and wakefulness, such as sleep apnea, insomnia and narcolepsy. According to this report, sleep apnea is the most common sleep disorder, affecting approximately 20 million individuals in the United States. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 10% of those afflicted by OSA know the cause of their fatigue or other symptoms. Health care professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as fatigue, snoring and irritability are characteristic of OSA.

While OSA has been diagnosed in a broad cross-section of the population, it is predominant among middle-aged men and those who are obese, smoke, consume alcohol in excess or use muscle-relaxing drugs. In addition, patients who are being treated for certain other conditions, including those undergoing dialysis treatment or suffering from diabetes, may have an increased incidence of OSA. Recent studies have also shown that SDB is associated with hypertension, the leading risk factor for the development of stroke and heart disease, and that over 50% of post stroke patients and patients with congestive heart failure have SDB.


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

Generally, an individual seeking treatment for the symptoms of OSA is referred by a general practitioner to a specialist for further evaluation. The diagnosis of OSA typically requires monitoring the patient during sleep at either a sleep clinic or the patient's home. During overnight testing, respiratory parameters and sleep patterns are monitored along with other vital signs such as heart rate and blood oxygen levels. These tests allow sleep clinicians to detect any sleep disturbances such as apneas, hypopneas or subconscious awakenings. We estimate that there are currently more than 2,000 sleep clinics in the United States, a substantial portion of which are affiliated with hospitals. The number of sleep clinics has expanded significantly from approximately 100 such facilities in 1985.


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

CPAP is not a cure but a therapy for managing OSA, and therefore, must be used on a daily basis as long as treatment is required. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. In more recent years, product innovations to improve patient comfort and compliance have been developed. These include more comfortable mask systems; delay timers which gradually raise air pressure allowing the patient to fall asleep more easily; bilevel flow generators, including VPAP systems, which provide different air pressures for inhalation and exhalation; heated humidification systems to make the airflow more comfortable; and auto titration devices which reduce the average pressure delivered during the night.

BUSINESS  STRATEGY

We believe that the SDB market will continue to grow in the future due to a number of factors including increasing awareness of OSA, improved understanding of the role of SDB treatment in the management of cardiac, neurologic and related disorders, and an increase in home-based diagnosis. Our strategy for expanding our business operations and capitalizing on the growth of the SDB market consists of the following key elements.

CONTINUE PRODUCT DEVELOPMENT AND INNOVATION. We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to more effectively treat apneas, increase patient comfort and encourage compliance with prescribed therapy. For example, in 1999 we introduced the Mirage Full Face Mask. This mask contains an inflatable air pocket, which conforms to the patient's facial contours, creating a more comfortable and better seal. Additionally, in 2002 we introduced the AutoSet Spirit flow generator, our second generation autotitrating device that adapts to the patient's breathing patterns to more effectively prevent apneas. We believe that continued product development and innovation are key factors to our ongoing success. Approximately 14% of our employees are devoted to research and development activities. In fiscal year 2002, we invested $14.9 million, or 7.3% of our revenues, in research and development.

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

In addition during fiscal 2002, the Company donated a total of $2.3 million to the ResMed Sleep Disordered Breathing Foundations in the United States and Australia to further enhance research and awareness of SDB. The foundations' contributions represent ResMed's continuing commitment to core medical research into sleep disordered breathing, particularly the treatment of obstructive sleep apnea.

EXPAND INTO NEW CLINICAL APPLICATIONS. We continually seek to identify new applications of our technology for significant unmet medical needs. SDB is associated with a number of symptoms beyond fatigue and irritability. Recent studies have established a clinical association between OSA and both stroke and congestive heart failure. We are currently developing a device, which has not been approved for sale in the United States, for the treatment of Cheyne-Stokes breathing in patients with congestive heart failure. In addition, we maintain close working relationships with a number of prominent physicians to explore new medical applications for our products and technology.

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

PRODUCTS

Our portfolio of products for the treatment of OSA and other forms of SDB includes flow generators, diagnostic products, mask systems, headgear and other accessories.

FLOW  GENERATORS

We produce nasal CPAP, VPAP and AutoSet systems for the diagnosis, titration and treatment of SDB. The flow generator systems deliver positive airway pressure through a small nasal mask (or sometimes a full-face mask). Our VPAP units deliver ultra-quiet, comfortable bilevel therapy. There are two preset pressures: a higher pressure as the patient breathes in, and a lower pressure as the patient breathes out. Breathing out against a lower pressure makes treatment more comfortable, particularly for patients who need high pressure levels or for those with impaired breathing ability. AutoSet systems are based on a proprietary technology to monitor breathing that can also be used in the diagnosis and treatment of OSA. CPAP and VPAP flow generators, together with our diagnostic products, accounted for approximately 58%, 57% and 60% of our net revenues in fiscal years 2002, 2001 and 2000, respectively.

---------------------------------------------------------------------------------------------------------------------
                                                                                                         Date of
Flow  Generators                                  Description                                            Commercial
                                                                                                         Introduction
---------------------------------------------------------------------------------------------------------------------
VPAP
                   Bilevel portable device providing different pressure levels for inhalation and exhalation, improved pressure switching and reduced noise output and spontaneous
VPAP II            breath triggering.                                                                    March 1996
                   Bilevel portable device providing different pressure levels for inhalation and
Moritz S#          exhalation with integrated humidifier.                                                October 2001*
COMFORT            Bilevel device with limited features.                                                 March 1996
                   Bilevel portable device with spontaneous and spontaneous/timed breath triggering
VPAP II ST         modes of operation.                                                                   April 1996
VPAP II ST A       Bilevel device with power failure alarms.                                             August 1998
                   Bilevel ST device with spontaneous and spontaneous/timed breath triggering modes
Moritz ST#         of operation, and with power failure alarms, system with integrated humidifier.       October 2001*
                   Bilevel ventilatory support system for the treatment of adult patients with
VPAP MAX+          respiratory insufficiency or respiratory failure.                                     November 1998
AUTOSET
AutoSet Spirit     Modular, autotitrating device with optional integrated humidifier.                    September 2001
                   Autotitrating device, which continually adjusts CPAP treatment pressure based on
AutoSet T          patient airway resistance.                                                            March 1999
                   Delivers varying degrees of ventilatory assistance to stabilize breathing and reduce
AutoSet CS#        cheyne stokes respiration in congestive heart failure patients.                       December 1998
CPAP
ResMed S7 series+  Continuous Positive Pressure flow generator.                                          July 2002
ResMed S6 series   Quiet, compact CPAP device with various comfort features.                             June 2000
                   Continuous Positive Pressure flow generator available with or without integrated
Max II nCPAP#      humidifier.  Features low noise and reduced pressure swings.                          April 1997*
Minni Max nCPAP#   CPAP device with integrated and attachable humidifier and low noise levels.           March 2000*
---------------------------------------------------------------------------------------------------------------------

*MAP  product,  not  approved  for  marketing  in  the  United  States.
+  Sold  in  USA  only
#  Sold  outside  USA  only

MASK  SYSTEMS

Mask systems are one of the most important elements of an OSA treatment system. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight. Masks, accessories and motors accounted for approximately 42%, 43% and 40% of our net revenues in fiscal years 2002, 2001 and 2000, respectively.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Date of
Mask  Products                                          Description                                                   Commercial
                                                                                                                      Introduction
----------------------------------------------------------------------------------------------------------------------------------



                                Proprietary mask design with a contoured nasal cushion that adjusts to patient's
Mirage Mask                     facial contours. Quiet, light and low profile.                                        August 1997
                                Mirage-based full face mask system. Provides an effective method of applying ventilatory assist Noninvasive Positive Pressure Ventilation therapy. Can be used to
Mirage Full Face Mask Series 2  address mouth- breathing problems in conventional bilevel or CPAP therapy.            October 2001
                                Advanced version of the Mirage system with reduced noise characteristics and
Ultra Mirage Mask               improved forehead bridge.                                                             June 2000
Protege  Mask+                   Market entry mask. Upgradable to Ultra Mirage technology.                             May 2002
                                Nasal mask with only four major parts, allows simplified handling for patients and
Papillon Mask#                  distributors.                                                                         April 2002*
----------------------------------------------------------------------------------------------------------------------------------

*  MAP  product,  not  approved  for  marketing  in  the  United  States.
+  Sold  in  USA  only
#  Sold  outside  USA  only


DIAGNOSTIC  PRODUCTS
We market sleep recorders for the diagnosis, titration and treatment of SDB in sleep clinics and hospitals. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

--------------------------------------------------------------------------------------------------------------------
                                                                                                        Date of
Diagnostic  Products                              Description                                           Commercial
                                                                                                        Introduction
--------------------------------------------------------------------------------------------------------------------
                      Device to permit remote monitoring and adjustment of ResMed CPAP, VPAP, and
                      AutoSet T Flow generators. An internal pressure transducer enables the clinician to interface with polysomnography to monitor airflow in both titration and
ResControl            diagnostic studies.                                                               September 1999
                      Digital sleep recorder that provides comprehensive sleep diagnosis in a sleep
Embla+                laboratory.                                                                       October 1999
Embletta+             Pocket-size digital recorder that performs ambulatory sleep studies.              November 2000
MESAM IV Portable+    Portable diagnostic system that measures snore, heart rate, body position, and
Diagnostic System+    oxygen saturation in conjunction with computer assisted analysis.                 December 1989*
Poly-MESAM Portable+  Configurable cardio-respiratory polygraphy system up to 8 channels, includes
Diagnostic System+    ECG, thorax and abdomen belts, PLMS sensor.                                       February 1995*
MEPAL Diagnostic+
System                Polysomnography system designed for use in the sleep laboratory.                  February 1999*
MEPAL mobil+
Diagnostic System     Ambulatory polysomnography system.                                                March 2001*
--------------------------------------------------------------------------------------------------------------------

*MAP product, not approved for marketing in the United States. +Not manufactured by ResMed.

ACCESSORIES  AND  OTHER  PRODUCTS

To enhance patient comfort, convenience and compliance, we market a variety of other products and accessories. These products include humidifiers, such as the SULLIVAN HumidAire, which connect directly with the CPAP, VPAP and AutoSet T flow generators to humidify and heat the air delivered to the patient. Their use prevents the drying of nasal passages that can cause discomfort. Other optional accessories include a cold passover humidifier, carry bags and breathing circuits. MAP also offers a range of accessories, including the Twister remote, an intelligent remote control for use in the sleep lab environment to set and monitor flow generators, the Aero-Click connection system, which allows a quick, simple connect/disconnect between the mask and CPAP air delivery source and the AeroFix headgear, for the comfortable adjustment of masks for CPAP therapy. Since the May 2002 acquisition of Servo Magnetics Inc., we have sold custom electric motors for use in data storage and aerospace applications.


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

We continually seek to identify new applications of our technology for significant unmet medical needs. SDB is associated with a number of symptoms beyond fatigue and irritability. Recent studies have established a clinical association between SDB and hypertension, stroke, and congestive heart failure. For example, we are currently developing a device, which has not been approved for sale in the United States, for the treatment of Cheyne-Stokes breathing in patients with congestive heart failure. We also support clinical trials in the United States, Germany, France, the United Kingdom and Australia.

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

In  fiscal  years  2002, 2001 and 2000, we invested $14,910,000, $11,146,000 and
$8,499,000,  respectively,  on  research  and  development.


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

NORTH AMERICA AND LATIN AMERICA. In the United States, our sales and marketing activities are conducted through a field sales organization made up of regional territory representatives, program development specialists and diagnostic system specialists, regional sales directors, and independent manufacturers' representatives. Our United States field sales organization markets and sells products to more than 4,000 home health care dealer branch locations throughout the United States. Our direct sales force receives a base salary, plus commissions, while our independent sales representatives receive higher commissions, but no base salary.

We also promote and market our products directly to sleep clinics. Patients who are diagnosed with OSA and prescribed CPAP treatment are typically referred by the diagnosing sleep clinic to a home health care dealer to fill the prescription. The home health care dealer, in consultation with the referring physician, will assist the patient in selecting the equipment, fit the patient with the appropriate mask and set the flow generator pressure to the prescribed level. In the United States, our sales employees and manufacturers' representatives are managed by two regional Sales Managers and our Vice President of Sales.

Our Canadian and Latin American sales are conducted through independent distributors. Sales in North America and Latin America accounted for 49%, 52% and 54% of our net revenues for fiscal years 2002, 2001 and 2000, respectively.

EUROPE. We market our products in most major European countries. We have wholly owned subsidiaries in the United Kingdom, Germany, France, Netherlands, Austria, Sweden and Switzerland and we use independent distributors to sell our products in other areas of Europe. Distributors are selected in each country based on their knowledge of respiratory medicine and a commitment to SDB therapy. In each country in which we have a subsidiary, a local senior manager is responsible for direct national sales.

Our Executive Vice President is responsible for coordination of all European activities and, in conjunction with local management, the direct sales activity in Europe. Sales in Europe accounted for 42%, 39% and 35% of our total net revenues for fiscal years 2002, 2001 and 2000, respectively.

AUSTRALIA/REST OF WORLD. Marketing in Australia and the rest of the world is the responsibility of our Executive Vice President. Sales in Australia and the rest of the world accounted for 9%, 9% and 11% of our total net revenues for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

OTHER MARKETING EFFORTS. In addition to our sales efforts, we work with the following cardiovascular disease associations (CVD includes Coronary Artery Disease, Congestive Heart Failure, Hypertension, Stroke, and Transient Ischemic Attacks) to raise awareness of the co-morbidity of SDB in cardiovascular disease patients:

(1) National Stroke Association: We have developed a strategic alliance with the National Stroke Association to increase awareness about the high prevalence of SDB in the stroke survivor population.

(2) American Heart Association: We are working closely with the Western Affiliates of the American Heart Association on a number of local programs to increase awareness and education about SDB. We are also in discussions with the national American Heart/American Stroke associations regarding national programs initially targeting clinicians on the impact of SDB on both heart disease and stroke patients, as well as its role in the development of hypertension, a major risk factor for both heart disease and stroke.

(3) National Sleep Foundation: The National Sleep Foundation is a non profit organization dedicated to improving public health and safety by raising the level of awareness and education toward sleep related programs and research. We have been an active corporate partner and have supported the National Sleep Foundation for a number of years.

We believe that our affiliations and continued work with these organizations raises the awareness of SDB as a significant health concern.


MANUFACTURING

Our principal manufacturing facilities are located in Sydney, Australia and comprise a 120,000 square foot manufacturing and research and development facility. Our manufacturing operations consist primarily of assembly and testing of our flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, most are off-the-shelf items available from multiple vendors. We generally manufacture to our internal sales forecasts and fill orders as received. Over the last two years the manufacturing processes have been transformed along world class manufacturing guidelines to flow lines staffed by dedicated teams. Each team is responsible for manufacture and quality of their product group and decisions are based on performance and quality measures including customer feedback.

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

Our German manufacturing operation based in Munich operates in a facility of approximately 24,000 square feet. This facility is accredited to ISO 9001 and EN46001 and primarily assembles and tests flow generators for sale by our subsidiary MAP GmbH. Appropriate quality controls monitor and measure product assembly and performance.

In addition to our Australian and German manufacturing operations we also manufacture high quality electric motors for both our flow generator devices and external customers, primarily in the data storage and aerospace sectors, at our Servo Magnetics Incorporated (SMI) facility at Canoga Park, California. The SMI facility is approximately 35,500 square feet .


THIRD-PARTY  REIMBURSEMENT

The cost of medical care in many of the countries in which we operate is funded in substantial part by government and private insurance programs. Although we do not generally receive payments for our products directly from these payers, our success in major markets is dependent upon the ability of patients to obtain adequate reimbursement for our products.

In the United States, our products are purchased primarily by home health care dealers, hospitals or sleep clinics, which then invoice third-party payers directly. Domestic third-party payers include Medicare, Medicaid, and corporate health insurance plans. These payers may deny reimbursement if they determine that a device is not used in accordance with cost-effective treatment methods, or is experimental, unnecessary or inappropriate. The long-term trend towards managed health care, or legislative proposals to reform health care, could control or significantly influence the purchase of health care services and products and could result in lower prices for our products.

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


PATENTS  AND  PROPRIETARY  RIGHTS  AND  RELATED  LITIGATION

Through our subsidiaries ResMed Limited and MAP Medizintechnik fur Arzt und Patient GmbH, we own or have licensed rights to 72 issued United States patents (including 15 design patents) and 116 issued foreign patents. In addition, there are 90 pending United States patent applications (including 9 design patent applications) and 218 pending foreign patent applications. Some of these patents and patent applications relate to significant aspects and features of our products. These include U.S. patents relating to CPAP devices, delay timer system, the Bubble Mask, and an automated means of varying air pressure based upon a patient's changing needs during nightly use, such as that employed in our AutoSet device.

Of our patents, two United States patents and three foreign patents are due to expire in the next five years, with one foreign patent due to expire in each of the years 2004, 2005 and 2007 and two United States patents in 2007. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

We rely on a combination of patents, trade secrets, trade marks and non-disclosure agreements to protect our proprietary technology and rights. ResMed Limited is pursuing infringement actions against two of its competitors and is investigating possible infringement by others. See Item 3 - "Legal Proceedings".

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

The FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance or a premarket approval, or PMA, prior to it being introduced into the U.S. market. Our products currently marketed in the United States are marketed in reliance on 510(k) pre-marketing clearances as either Class I or Class II devices. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and often clinical data, which in some cases can be extensive, to demonstrate that the device is "substantially equivalent'' to a device that was on the market prior to 1976 or to a device that has been found by the FDA to be "substantially equivalent'' to such a pre-1976 device. As a result, FDA approval requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high risk devices or those that are used to support or sustain human life, may take several years and requires the submission of extensive performance and clinical information.

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

Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. Approval for sale of our medical devices in Europe is through the CE mark process. Where appropriate, our products are CE marked to the European Union's Medical Device Directive. Under the CE marketing scheme, our products are classified as either Class I or Class II; our devices are listed in the United States with FDA; in Australia with the Therapeutic Goods Administration, or TGA; and in Canada with Health Canada.

EMPLOYEES

As of June 30, 2002, we had 1,250 employees or full time consultants, of which 503 persons were employed in warehousing and manufacturing, 178 in research and development, 337 in sales and marketing and 232 in administration. Of our employees and consultants, 597 were located in Australia, 317 in the United States, 318 in Europe and 18 in Asia.

We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.


MEDICAL  ADVISORY  BOARD

Our Medical Advisory Board, or MAB, consists of physicians specializing in the field of sleep disordered breathing. MAB members meet as a group twice a year with members of our senior management and members of our research and marketing departments to advise us on technology trends in SDB and other developments in sleep disorders medicine. MAB members are also available to consult on an as-needed basis with our senior management. In alphabetical order, MAB members include:

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

ANTHONY N. DEMARIA, MD is Professor of Medicine and Chief, Division of Cardiology at the University of California, San Diego, specializing in cardiac imaging techniques, particularly echocardiography. He is a Diplomat in the American Board of Internal Medicine and is board certified by the Subspecialty Board in Cardiovascular Disease. He is Past President of both the American College of Cardiology and the American Society of Echocardiography. Dr. DeMaria is currently the Editor-in-Chief Elect of the Journal of the American College of Cardiology and has authored or co-authored over 400 articles for medical journals.

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

BARBARA PHILLIPS, MD, MSPH, FCCP, is Professor of Pulmonary, Critical Care, and Sleep Medicine at the University of Kentucky College of Medicine. She directs the Sleep Center, Sleep Clinics, and Sleep Fellowship at the Samaritan Sleep Center in Lexington, KY. She is a Board member of the American Academy of Sleep Medicine, a recipient of a Sleep Academic Award from the National Institutes of Health, past president of the American Board of Sleep Medicine, and a past member of the Advisory Board to the National Center of Sleep Disorders Research. Her research interests are the epidemiology of sleep-disordered breathing and sleep disorders in the aged.

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

Our principal executive offices and U.S. distribution facilities, consisting of approximately 144,000 square feet, are located in Poway (North San Diego
County), California in a building we own. We lease facilities for our manufacturing operations in Sydney, Australia in a 120,000 square foot facility and in Canoga Park, California in a 35,500 square foot facility.

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

MAP's principal offices are located in Munich Germany in a 45,000 square foot facility leased by us. MAP's subsidiaries also lease sales and warehouse facilities in Lyss, Switzerland; Villach, Austria and s'Hertogenbosch, The Netherlands.


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

In January 2001, MAP Medizin-Technologie GmbH filed a lawsuit in the Civil Chamber of Munich Court against Hofrichter GmbH seeking actual and exemplary monetary damages for the unauthorized and infringing use of our trademarks and patents. An initial decision has been made in favor of MAP. Hofrichter has filed an appeal and has sought Court determination that the MAP patents do not apply to certain Hofrichter products.

On August 26, 2002, ResMed filed a lawsuit in Federal District Court in San Diego against Fisher & Paykel Healthcare. The ResMed complaint seeks a judgment that selected Fisher & Paykel Healthcare mask products (ACLAIM and ACLAIM 2 masks) infringe patents held by ResMed. The complaint further charges the defendant with the copying of ResMed proprietary mask technology and alleges trade dress and common law violations relating to the appearance of ResMed mask products.

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

                                       2002            2001
                                  --------------  --------------
                                  High     Low     High     Low
                                  --------------  --------------
Quarter One, ended September 30,  $60.95  $45.90  $38.38  $24.63
Quarter Two, ended December 31,    61.75   50.47   41.50   25.50
Quarter Three, ended March 31,     53.15   36.36   47.00   36.65
Quarter Four, ended June 30,       40.34   24.70   57.68   37.91


As of September 6, 2002, there were 85 holders of record of our Common Stock. We have not paid any cash dividends on our common stock since prior to the initial public offering of our common stock and we do not currently intend to pay cash dividends in the foreseeable future. We anticipate that all of our earnings and other cash resources, if any, will be retained for the operation and expansion of our business and for general corporate purposes.


SALE  OF  UNREGISTERED  SECURITIES

On June 20, 2001, we issued $150.0 million of 4% convertible subordinated notes due 2006 to initial purchasers including Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Banc Alex. Brown Inc., William Blair & Company, LLC, Macquarie Bank, and UBS Warburg LLC. The discount to the initial purchasers on their purchase of the notes was $4.7 million. On July 3, 2001, we issued an additional $30.0 million in notes to the initial purchasers upon exercise of the initial purchasers' over allotment option, with an additional discount to the initial purchasers of $0.9 million. This increased the total amount of convertible subordinated notes issued to $180.0 million, with a total discount to the initial purchasers of $5.6 million.

During fiscal 2002, we repurchased $56.8 million face value of our convertible subordinated notes. The total purchase price of the notes was $49.1 million, including $0.6 million in accrued interest. We recognized a gain of $4.0 million, net of tax of $2.5 million, on these transactions. As at June 30, 2002, we had convertible subordinated notes outstanding of $123.3 million.

The notes and the common stock issuable upon conversion of the notes (the "Securities") were not registered under the Securities Act or any other state or foreign securities laws at the time of issue. The notes were offered and sold only to "qualified institutional buyers" as defined in Rule 144A or in offshore transactions outside the United States that met the requirements of Rule 903 of Regulation S under the Securities Act.

The Securities were subsequently registered for resale under the Securities Act (Registration No. 333-70500) effective October 9, 2001; and consequently the Securities may be resold in accordance with the prospectus that is part of the registration statement by the selling security holders named in the prospectus or a supplement to the prospectus. Other sales of the Securities may only be made in compliance with the registration requirements of the Securities Act and all other applicable securities laws, or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and any other applicable securities laws.

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

On May 14, 2002, we issued 853,448 shares of our common stock to one individual as partial consideration for our acquisition of Servo Magnetics Incorporated. We relied on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. No solicitation was made in connection with this issuance, other than negotiation of the acquisition, and we obtained representations from the recipient regarding his investment intent, experience and sophistication.

ITEM  6     SELECTED  FINANCIAL  DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2002. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report.

                                                               Years Ended June 30,
                                                 -------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME DATA:             2002      2001       2000      1999      1998
                                                       (In thousands, except per share data)
                                                 -------------------------------------------------
Net revenues                                    $204,076   $155,156   $115,615   $88,627   $66,519
Cost of sales                                     70,827     50,377     36,991    29,416    23,069

Gross profit                                     133,249    104,779     78,624    59,211    43,450

Selling, general and administrative expenses      64,481     49,364     36,987    27,414    21,093
Provision for restructure                              -        550          -         -         -
In-process research and development write off        350     17,677          -         -         -
Research and development expenses                 14,910     11,146      8,499     6,542     4,994
Donations to Research Foundations                  2,349          -          -         -         -

Total operating expenses                          82,090     78,737     45,486    33,956    26,087

Income from operations                            51,159     26,042     33,138    25,255    17,363

Other income (expenses):
Interest income (expense), net                    (3,224)      (762)       801       779     1,011
Government grants                                      -         72        279       833       611
Other, net                                           108      1,962        (52)   (2,290)   (2,873)
Gain on extinguishment of debt                     6,549          -          -         -         -

Total other income (expenses)                      3,433      1,272      1,028      (678)   (1,251)

Income before income taxes                        54,592     27,314     34,166    24,577    16,112
Income taxes                                      17,086     15,684     11,940     8,475     5,501

Net income                                      $ 37,506   $ 11,630   $ 22,226   $16,102   $10,611

Basic earnings per share                        $   1.17   $   0.37   $   0.74   $  0.55   $  0.37

Diluted earnings per share                      $   1.10   $   0.35   $   0.69   $  0.52   $  0.35

Basic shares outstanding                          32,174     31,129     30,153    29,416    29,000

Diluted shares outstanding                        34,080     33,484     32,303    31,068    30,044




--------------------------------------------------------------------------------------
                                                     As of June 30,
CONSOLIDATED BALANCE SHEET DATA            2002      2001      2000      1999     1998
                                                        (In thousands)
--------------------------------------------------------------------------------------
Working capital                          $144,666  $144,272  $ 47,550  $32,529  $32,759
Total assets                              376,191   288,090   115,594   89,889   64,618
Long-term debt, less current maturities   123,250   150,000         -        -        -
Total stockholders' equity                192,930   100,366    93,972   71,647   50,773

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with selected financial data and consolidated financial statements and notes, included herein.

We design, manufacture and market equipment for the diagnosis and treatment of sleep disordered breathing conditions, including obstructive sleep apnea. Our net revenues are generated from the sale of our various flow generator devices, nasal mask systems, accessories and other products, and, to a lesser extent from royalties and sales of custom motors.

We have invested significant resources in research and development and product enhancement. Since 1989, we have developed several innovations to the original CPAP device to increase patient comfort and to improve ease of product use. We have been developing products for automated treatment, titration and monitoring of OSA, such as the AutoSet T and AutoSet Spirit flow generators. Our research and development expenses have been subsidized in part by grants and tax incentives from the Australian federal government.


LABHARDT  ACQUISITION

On November 15, 2001, we acquired all the common stock of Labhardt Ag, our Swiss distributor, for total cash consideration, including acquisition costs, of $5.5 million.

The acquisition has been accounted for as a purchase and accordingly, the results of operations of Labhardt Ag have been included in our consolidated financial statements from November 15, 2001. The excess of the purchase price over the fair value of the net identifiable assets acquired of $1.3 million has been recorded as goodwill.


SMI  ACQUISITION

On May 14, 2002, we acquired all of the common stock of Servo Magnetics Incorporated ("SMI") through a merger with our wholly-owned subsidiary, Servo Magnetics Acquisitions Inc, for total consideration, including acquisition costs, of $32.6 million. Consideration included the issue of 853,448 shares for fair value of $24.8 million with the balance of the acquisition price paid in cash. Upon consummation of the merger, the surviving corporation, Servo
Magnetics  Acquisition  Inc.,  changed  its  name  to  Servo  Magnetics  Inc.

The acquisition has been accounted for as a purchase and accordingly, the results of operations of SMI have been included in our consolidated financial statements from May 14, 2002. The excess of the purchase price over the fair value of the net identifiable assets acquired of $1.9 million has been recorded as goodwill.

Purchased in-process research and development of $350,000 was expensed upon acquisition of SMI because technological feasibility of the products under development had not been established and no further alternative uses existed. The value of in process technology was calculated by identifying research projects in areas for which technological feasibility had not been established, estimating the costs to develop the purchased in process technology into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the reduced percentage completion of the projects thereto. The discount rate used in the analysis was 19% and was based on the risk profile of the acquired assets.

Purchased research and development projects related to electrical motor systems used in medical devices and health equipment. Key assumptions used in the analysis included gross margins of approximately 34%. As of the date of acquisition, new motor systems for use in these devices are expected to be completed and commercially available by fiscal 2004. These projects have estimated costs to complete totalling approximately $450,000.

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


TAX  EXPENSE

Our income tax rate is governed by the laws of the regions in which our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal 2002 and was 34% in fiscal 2001 and 2000 respectively. During fiscal 2002, 2001 and 2000, our effective tax rate has fluctuated between approximately 31% and approximately 35%. These fluctuations have resulted from, and future effective tax rates will depend upon, numerous factors, including the amount of research and development expenditures for which a 125% Australian tax deduction is available, the level of non-deductible expenses, and the use of available net operating loss carryforward deductions and other tax credits or benefits available to us under applicable tax laws.


FISCAL  YEAR  ENDED  JUNE  30, 2002, COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

NET REVENUES. Net revenue increased in fiscal 2002 to $204.1 million from $155.2 million in fiscal 2001, an increase of $48.9 million or 32%. This increase was primarily attributable to an increase in unit sales of our flow generators and accessories in both domestic and international markets and also to the acquisition on February 16, 2001 of MAP Medizin-Technologie GmbH "MAP".

GROSS PROFIT. Gross profit increased in fiscal 2002 to $133.2 million from $104.8 million in fiscal 2001, an increase of $28.5 million or 27%. Gross profit as a percentage of net revenue declined in fiscal 2002 to 65% from 68% in fiscal 2001. The decline in gross margins reflects a change in geographical sales mix (after adjusting for MAP sales), with a relatively higher percentage of domestic sales, which achieve lower margins, compared to international markets. The decline also reflects that gross margins in our acquired subsidiary, MAP, are historically lower than the average margins achieved by our Company as a whole.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased in 2002 to $64.5 million from $49.4 million for 2001, an increase of $15.1 million or 31%. As a percentage of net revenue, selling, general and administrative expenses in fiscal 2002 was 32%, consistent with fiscal 2001. The increase in selling, general and administrative expenses was primarily due to the addition of 98 personnel in sales and administration and other expenses related to the increase in our sales. SG&A in fiscal 2002 also included a provision of $1.0 million against an outstanding receivable from American Home Patient Inc. (AHP), a significant customer, who filed for Chapter 11 Bankruptcy Protection on July 31, 2002. AHP's filing for Chapter 11 Bankruptcy Protection is not expected to materially impact our business.

PROVISION FOR RESTRUCTURE. In fiscal 2001, subsequent to the purchase of MAP, we restructured MAP's French activities and took a charge of $0.6 million associated with the closure of MAP's unprofitable French operations. We did not incur any restructure charges in fiscal 2002.

IN PROCESS RESEARCH AND DEVELOPMENT WRITE-OFF. In fiscal 2002, purchased in process research and development of $0.4 million was expensed upon the acquisition of SMI because technological feasibility of the products under development had not been established and no further alternative uses existed. In fiscal 2001, purchased in process research and development of $17.7 million was expensed upon acquisition of MAP because technological feasibility of the products under development had not been established and no further alternative uses existed.

DONATIONS TO FOUNDATIONS. In fiscal 2002, we committed $2.3 million to the establishment of two ResMed Sleep Disordered Breathing Foundations, one in the United States and one in Australia. The Foundations' overall mission is to educate both the public and physicians about the inherent dangers of untreated SDB/OSA, particularly as it relates to traffic and workplace accidents as well as cerebrovascular and cardiovascular disease.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased in fiscal 2002 to $14.9 million from $11.1 million in fiscal 2001, an increase of $3.8 million or 34%. As a percentage of net revenue, research and development expenses increased to 7.3% in fiscal 2002 compared to 7.2% in fiscal 2001. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products and also includes research and development expenditures of MAP.

OTHER INCOME (EXPENSE). Other income (expense), net, increased in fiscal 2002 to a net income of $3.4 million from net income of $1.3 million in fiscal 2001. The increase in other income primarily reflects a gain on extinguishment of debt of $6.5 million partially offset by increased net interest expense associated with our convertible notes and foreign exchange losses.

INCOME TAXES. The Company's effective income tax rate declined to approximately 31.3% in fiscal 2002 from approximately 34.4% (excluding a non-recurring in process research and development write-down of $17.7 million and restructuring charge of $0.6 million) in fiscal 2001. The lower tax rate was primarily due to the lowering of the corporate income tax rate in Australia from 34% to 30% effective July 1, 2001. The Company also benefits from a 125% tax deduction on research and development expenditures in Australia, which further reduces the effective tax rate on Australian sourced income.


FISCAL  YEAR  ENDED  JUNE  30,  2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

NET REVENUES. Net revenues increased in fiscal 2001 to $155.2 million from $155.6 million in fiscal 2000, an increase of $39.5 million or 34%. This increase was primarily attributable to an increase in unit sales of our flow generators and accessories in North and Latin America where net revenues increased to $79.9 million from $62.7 million and in Europe, where net revenues increased to $60.5 million from $40.5 million. Net revenues were unfavorably impacted by a decline in European foreign exchange rates.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased in 2001 to $49.4 million from $37.0 million for 2000, an increase of $12.4 million or 33%. As a percentage of net revenues, selling, general and administrative expenses were steady in fiscal 2001, compared to fiscal 2002 at 32%. The gross increase in expenses was due primarily to an increase to 471 from 281 in the number of sales and administrative personnel and other expenses related to the increase in our sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased in fiscal 2001 to $11.1 million from $8.5 million in fiscal 2001, an increase of $2.6 million or 31%. As a percentage of net revenues, research and development expenses remained static in fiscal 2001 at 7%. The dollar increase in research and development expenses was due primarily to an increase in clinical trial costs, personnel and external consultancy fees.

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

INCOME TAXES. Our effective income tax rate for fiscal 2001 before MAP acquisition charges of $0.6 million for restructuring costs and in-process research and development write off of $17.7 million was 34.4% down from 34.9% for fiscal 2000. This reduction was primarily due to the reduction in Australian corporate tax rates from 36% to 34% on July 1, 2000 and to additional research and development expenses in Australia for which we received a 125% deduction for income tax purposes.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2002 and June 30, 2001, we had cash and cash equivalents and marketable securities available-for-sale of approximately $92.8 million and $102.8 million, respectively. Working capital approximated $144.7 million and $144.3 million at June 30, 2002 and June 30, 2001 respectively.

During the year ended June 30, 2002, we generated cash of $35.6 million from operations, primarily as a result of increased profit from operations offset by increases in inventory and accounts receivable balances. During the year ended June 30, 2001 approximately $29.5 million of cash was generated by operations.

Capital expenditures for the year ended June 30, 2002 and 2001 aggregated $28.2 million and $27.5 million respectively. The majority of the expenditures for the year ended June 30, 2002 related to the purchase of land in Sydney described below, a computer system upgrade and acquisition of production tooling and equipment. The capital expenditures in the year ended June 30, 2001 primarily reflected the capital expenditure of $17.2 million on the company's US headquarters in Poway, California in July 2000. As a result of these capital expenditures, our balance sheet reflects net property plant and equipment of approximately $79.3 million at June 30, 2002 compared to $55.1 million at June 30, 2001.

On July 3, 2001, we issued $30.0 million in over allotments for our 4% convertible subordinated notes issue, increasing the total amount of convertible subordinated notes then outstanding to $180.0 million. During fiscal 2002, we repurchased $56.8 million face value of our convertible subordinated notes. The total purchase price of the notes was $49.1 million, including $0.6 million in accrued interest. We recognized a gain of $4.0 million, net of tax of $2.5 million, on these transactions. As at June 30, 2002, we had convertible subordinated notes outstanding of $123.3 million.

We may from time to time seek to retire our convertible subordinated notes through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, and current or future contractual obligations of the Company, if any, that may directly or indirectly apply to such transactions.

On November 15, 2001, we acquired all of the common stock of Labhardt Ag, our Swiss distributor, for total cash consideration, including acquisition costs, of $5.5 million. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Labhardt Ag have been included in our consolidated financial statements from November 15, 2001. The excess of the purchase price over the fair value of the net identifiable assets acquired of $1.3 million has been recorded as goodwill.

On May 14, 2002 we acquired all of the common stock of Servo Magnetics Inc. ("SMI") for total consideration, including acquisition costs, of $32.6 million. Consideration included the issue of 853,448 shares for fair value of $24.8 million, with the balance of the acquisition cost paid in cash. Subsequent to the acquisition, we repaid all SMI's existing bank loans totaling $3.0 million.

The acquisition has been accounted for as a purchase and accordingly, the results of operations of SMI have been included in the Company's consolidated financial statements from May 14, 2002. The excess of the purchase price over the fair value of the net identifiable assets acquired of $1.9 million has been recorded as goodwill.

On October 2, 2001, we paid $1.4 million as final consideration associated with the purchase of MAP on February 16, 2001. The amount has been recorded as goodwill.

On April 26, 2002, we settled our purchase of a 30-acre site at Norwest Business Park, located northwest of Sydney, Australia. The acquisition cost was $23.6 million, including deferred payments of $5.7 million due in October 2002 and $5.7 million due in April 2003. We expect the first building, a manufacturing facility, to be operational on this site in December 2003. New research and development and office facilities are expected to be completed in 2004. We estimate that the building costs will be approximately $30.0 million.

On May 8, 2002, we completed a sale and leaseback transaction of our Australian facility located at North Ryde in Sydney, Australia. The property was sold for $18.5 million with a three-year leaseback and a further one-year option. The profit before tax on sale of the property of $5.5 million will be amortized over the lease period. The cash made available from the sale will be utilized for the construction of our new facilities at Norwest Business Park also located in Sydney, Australia.

On June 6, 2002, the Board of Directors authorized the Company to repurchase up to 4 million shares of its outstanding common stock. For fiscal year 2002, we repurchased 290,047 shares at a cost of $7.9 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

Details  of  contractual  obligations  at  June  30,  2002  are  as  follows:


                                                  Payments Due by Period
                                    Less than 1 year  1-3 years  4-5 years  After 5 years
Long-Term Debt                                     -    123,250          -              -
Operating Leases                               4,326      9,523      1,202              -
Unconditional Purchase Obligations            11,552          -          -              -
Total Contractual Cash Obligations            15,878    132,773      1,202              -


Details  of  other  commercial  commitments  at  June  30,  2002 are as follows:

In $000's                                        Amount of Commitment Expiration Per Period
                             Total Amounts -----------------------------------------------------
                                 Committed  Less than 1 year  1-3 years  4-5 years  Over 5 years
                                           -----------------------------------------------------
Lines of Credit                          -                 -          -          -             -
Standby Letters of Credit                -                 -          -          -             -
Guarantees(1)                       13,678            11,821        663          -         1,194
Standby Repurchase Obligations           -                 -          -          -             -
Other Commercial Commitments             -                 -          -          -             -
Total Commercial Commitments        13,678            11,821        663          -         1,194


(1) The above guarantees relate to guarantees provided by banks. Guarantees of $11.8 million relate to deferred payments due on our land purchase at Norwest and have been recorded as a liability in our financial accounts. The guarantees are secured by cash deposits held with the bank. The balance of the guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

The results of our international operations are affected by changes in exchange rates between currencies. Changes in exchange rates may negatively affect our consolidated net revenue and gross profit margins from international operations. We are exposed to the risk that the dollar value equivalent of anticipated cash flows will be adversely affected by changes in foreign currency exchange rates. We manage this risk through foreign currency option contracts.

We expect to satisfy all of our short term and long term liquidity requirements through a combination of cash on hand and cash generated from operations.


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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

(1) Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering customer's financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

(2) Inventory Adjustments. Inventories are stated at lower of cost or market and are determined by the first-in, first-out method. We review the components of inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-downs is dependent on changes in competitive conditions, new product introductions by us or our competitors, or rapid changes in customer demand.

(3) Valuation of Goodwill, Intangible and Other Long-Lived Assets. We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by the Company. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries.

(4) Valuation of Deferred Income Taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations.

(5)  Provision  for  Warranty.   We  provide  for  the estimated cost of product
warranties at the time the related revenue is recognized. The amount of this provision is determined by using a financial model which takes into consideration actual historical expenses and potential risks associated with the Company's different products. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision. Although we engage in product improvement programs and processes, our warranty obligation is affected by product failure rates and costs incurred to correct those product failures. Should actual product failure rates or estimated costs to repair those product failures differ from our estimates, revisions to our estimated warranty provision would be required.

NEW  ACCOUNTING  PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company believes that it will not have a material impact on the results of operations, financial position and liquidity of the Company.

The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002, but may be adopted early. SFAS 145 rescinds SFAS 4 and SFAS 64, which required that all gains and losses from debt extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company has elected to early adopt SFAS No. 145 and has classified gains from the extinguishment of debt as other income in its Consolidated Statements of Income.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g. assets abandoned, exchanged or distributed to owners in a spin-off), SFAS No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount exceeds its fair value. The Company believes that it will not have a material impact on the results of operations, financial position and liquidity of the Company.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. As allowed under the Standard, the Company has adopted SFAS 142 effective July 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company believes that it will not have a material impact on the results of operations, financial position and liquidity of the Company.




ITEM  7A  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET AND BUSINESS
RISKS


FOREIGN  CURRENCY  MARKET  RISK

Our functional currency is the U.S. dollar, although we transact business in various foreign currencies including a number of major European currencies, as well as the Australian dollar. We have significant foreign currency exposure through both our Australian manufacturing activities and international sales operations.

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

The table below provides information (in US dollars) on our foreign-currency denominated financial assets by legal entity functional currency:

                                                               Foreign Currency Financial Assets
                                        AUD          USD         EUR         GBP         SGD       NZD      SEK       CHF
AUD Functional Currency Entities:
Assets                              $         -  24,118,963   7,317,495   2,582,023   1,481,516  180,690  505,691    837,331
Liability                                     -  (1,793,640)          -  (2,748,233)          -        -        -          -
Net Total                           $         -  22,325,323   7,317,495    (166,210)  1,481,516  180,690  505,691    837,331

USD Functional Currency Entities:
Assets                              $17,297,437           -           -           -           -        -        -          -
Liability                                     -           -           -           -           -        -        -          -
Net Total                           $17,297,437           -           -           -           -        -        -          -

Euro Functional Currency Entities:
Assets                              $ 4,773,000      65,504           -           -           -        -        -  1,200,726
Liability                                     -      (3,740)          -           -           -        -        -          -
Net Total                           $ 4,773,000      61,764           -           -           -        -        -  1,200,726


The  table  below  provides  information  about  our foreign currency derivative
financial  instruments   and  presents  such  information  in  U.S.  dollar
equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at June 30, 2002. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

                                               Fair Value Assets / (Liabilities)
(In thousands except exchange rates)    FY 2003           FY 2004           Total                As of June 30,
                                                                                                   2002   2001
Foreign Exchange Call Options
(Receive AUS$/Pay U.S.$)
Option amount                       $             54,000  $         66,000  $            120,000  $2,341  $ 577
Average contractual exchange rate   AUS $1 = USD 0.549    AUS$1=USD 0.591   AUS $1 = USD 0.571

(Receive AUS$/Pay Euro)
Option amount                       $             40,473                 -  $             40,473  $  423  $  20
Average contractual exchange rate   AUS $1 = Euro 0.592                     AUS $1 = Euro 0.592


INTEREST  RATE  RISK

We are exposed to risk associated with changes in interest rates affecting the return on investments.

At June 30, 2002, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We maintain a short-term investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 100 basis point change in interest rates during the twelve months ended June 30, 2002, would have resulted in approximately $0.3 million change in pretax income. We do not use derivative financial instruments in our investment portfolio.

FORWARD-LOOKING  STATEMENTS

This report on Form 10-K contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to our management. The words "believe," "expect," "anticipate," "estimate," "plan," "future" and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for the Company's products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified below and elsewhere in this report. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.


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

OUR BUSINESS DEPENDS ON OUR ABILITY TO MARKET EFFECTIVELY TO DEALERS OF HOME HEALTH CARE PRODUCTS AND SLEEP CLINICS.

We market our products primarily to home health care dealers and to sleep clinics that diagnose OSA and other sleep disorders. We believe that home health care dealers and sleep clinics play a significant role in determining which brand of product a patient will use. For example, in the United States, when a physician at a sleep clinic prescribes the use of a product, the patient typically purchases the product from a home health care dealer. The physician may or may not prescribe a specific brand of product. If a specific brand is prescribed, we believe the brand prescribed depends upon the brand of product that is used in the sleep clinic. If a specific brand is not prescribed, the home health care dealer may recommend a specific brand. Occasionally, even if the physician prescribes a specific brand, a home health care dealer may substitute a competitive product for the patient. We have limited resources to market to the more than 2,000 U.S. sleep clinics and the more than 4,000 home health care dealer branch locations, most of which use, sell or recommend several brands of products. In addition, home health care dealers have experienced price pressures as government and third-party reimbursement have declined for home care products, and home health care dealers are requiring price discounts and longer periods of time to pay for products purchased from us. We cannot assure you that sleep clinic physicians will continue to prescribe our products, or that home health care dealers or patients will not substitute competing products when a prescription specifying our products has been written. The success of our business depends on our ability to market effectively to home health care dealers and sleep clinics and to ensure that our products are properly marketed and sold by these third parties.

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

Sales outside North and Latin America accounted for approximately 51%, 48%, and 46% of our net revenues in fiscal years 2002, 2001 and 2000, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our domestic operations, including:

-     fluctuations  in  currency  exchange  rates;
-     tariffs  and  other  trade  barriers;
-     compliance  with  foreign  medical  device  manufacturing  regulations;
-     reduction  in  third  party  payer  reimbursement  for  our  products;
-     inability  to  obtain  import  licenses;
-     changes  in  trade  policies  and  in  domestic  and foreign tax policies;
-     possible  changes  in  export  or  import  restrictions;  and
- the modification or introduction of other governmental policies with potentially adverse effects.

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

We  face  the  risks  that:

-     third  parties  will  infringe  our  intellectual  property  rights;
-     our  non-disclosure  agreements  will  be  breached;
-     we  will  not  have  adequate  remedies  for  infringement;
- our trade secrets will become known to or independently developed by our competitors; or
- any third parties will be issued patents that may prevent the sale of our products or require us to license and pay fees or royalties in order for us to be able to market some of our products.

We are currently engaged in litigation relating to the enforcement and defense of a number of our patents. Additional litigation may be necessary to enforce patents issued to us, to protect our proprietary rights, or to defend third party claims that we have infringed upon proprietary rights of others. The defense and prosecution of patent claims, including these pending claims, as well as participation in other inter-party proceedings, can be expensive and time consuming, even in those instances in which the outcome is favorable to us. If the outcome of any litigation or proceeding brought against us were adverse, we could be subject to significant liabilities to third parties, could be required to obtain licenses from third parties or could be required to cease sales of the affected products. Additionally, the laws regarding the enforceability of patents vary from country to country, and we cannot assure you that any patent issues we face will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATION FOR A VARIETY OF REASONS.

Our operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from a number of factors, including:


-     the  introduction  of  new  products  by  us  or  our  competitors;

-     the  geographic  mix  of  product  sales;

-     the  success  of  our  marketing  efforts  in  new  regions;

-     changes  in  third  party  reimbursement;

-     timing  of  regulatory  clearances  and  approvals;

-     timing  of  orders  by  distributors;

-     expenditures  incurred  for  research  and  development;

-     competitive  pricing  in  different  regions;

-     seasonality;

-     the  cost  and  effect  of  promotional  and  marketing  programs;  and

-     the  effect  of  foreign  currency  transaction  gains  or  losses.

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

Additionally, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders. Under our stockholder rights plan, we have also issued purchase rights to the holders of our common stock that entitle those holders to purchase our Series A Junior Participating Preferred Stock at a discount, under certain circumstances. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock.

YOU MAY NOT BE ABLE TO ENFORCE THE JUDGMENTS OF U.S. COURTS AGAINST SOME OF OUR ASSETS OR OFFICERS AND DIRECTORS

A substantial portion of our assets are located outside the United States. Additionally, two of our seven directors and three of our eight officers reside outside the United States, along with all or a substantial portion of the assets of these persons. As a result, it may not be possible for investors to enforce judgments of U.S. courts relating to any liabilities under U.S. securities laws against our assets, those persons or their assets. In addition, we have been advised by our Australian counsel that some doubt exists as to the ability of investors to pursue claims based on U.S. securities laws against these assets or these persons in Australian courts.

The information contained in this section is not intended to be an exhaustive description of the risks and uncertainties inherent in our business or in our strategic plans. Please see Item 1 "Business" and Item 3 "Legal Proceedings".

ITEM  8     CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
a)     Index  to  Consolidated  Financial  Statements
                                                                                                  Page
                                                                                                  ----
Independent Auditors' Report                                                                      F1
Consolidated Balance Sheets as of June 30, 2002 and 2001                                          F2
Consolidated Statements of Income for the years ended June 30, 2002, 2001 and 2000                F3
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2002, 2001 and 2000  F4
Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000            F5
Notes to Consolidated Financial Statements                                                        F6
Schedule II - Valuation and Qualifying Accounts and Reserves                                      42

b)     Supplementary  Data

Quarterly Financial Information (unaudited). The quarterly results for the years ended June 30, 2002 and 2001 are summarized below (in thousands, except per share amounts):

                                    First     Second    Third     Fourth    Fiscal
2002                                Quarter   Quarter   Quarter   Quarter   Year
-------------------------------------------------------------------------------------

Net revenues                        $ 46,129  $ 48,924  $ 52,776   $ 56,247  $204,076
Gross profit                          30,833    31,837    33,771     36,808   133,249
Net income                             8,538     8,779    10,379      9,810    37,506

Basic earnings per share            $   0.27  $   0.27  $   0.32   $   0.30  $   1.17
Diluted earnings per share          $   0.25  $   0.26  $   0.31   $   0.29  $   1.10


                                    First     Second     Third     Fourth     Fiscal
2001                                Quarter   Quarter    Quarter   Quarter    Year
-------------------------------------------------------------------------------------

Net revenues                        $ 31,082  $ 34,366  $ 42,680   $ 47,028  $155,156
Gross profit                          21,087    23,021    28,923     31,748   104,779
Net income (loss)                      6,580     6,898   (10,194)     8,346    11,630

Basic earnings (loss) per share     $   0.21  $   0.22    ($0.33)  $   0.27  $   0.37
Diluted earnings (loss) per share   $   0.20  $   0.21    ($0.30)  $   0.25  $   0.35

NB. Per share amounts for each quarter are computed independently, and, due to the computation formula, the sum of the four quarters may not equal the year.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM  10     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Incorporated by reference to our definitive Proxy Statement for our November 11, 2002, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2002.

On August 21, 2002, Dana Voien was appointed Senior Vice President, New Business, Marketing and Clinical Education Affairs and replaced Dr Deirdre Stewart as an Officer of the Company. Dr Stewart has been appointed to the new position of Vice President, Strategic Clinical Initiatives.

On September 1, 2002, David Pendarvis was appointed Vice President, Global General Counsel and an Officer of the Company. Norman DeWitt, ResMed's former
General Counsel and former officer, will be leaving full-time employment with ResMed by the end of this calendar year.

ITEM  11     EXECUTIVE  COMPENSATION

Incorporated by reference to our definitive Proxy Statement for our November 11, 2002, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2002.

ITEM  12       SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to our definitive Proxy Statement for our November 11, 2002, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2002.

ITEM  13       CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
No  material  transactions.


                                     PART IV

ITEM 14 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K

     a)     The  following  documents  are  filed  as  part  of  this  report:
1.     CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SCHEDULE
     The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements" under Item 8 of this report.
2.     EXHIBITS
2.1     Sale  and  Assignment  Agreement,  dated as of February 16, 2001 between
ResMed Inc, ResMed Beteiligungs GmbH and the shareholders of MAP Medizin-Technologie GmbH*
2.2 Agreement and Plan of Merger dated as of May 14, 2002 among ResMed Inc., Servo Magnetics Acquisition Inc., Servo Magnetics Incorporated and Mr Leslie Hoffman.
3.1     Certificate  of  Incorporation  of  Registrant,  as  amended**
3.2     By-laws  of  Registrant**
4.1     Form  of  certificate  evidencing  shares  of  Common  Stock**
4.2     Rights  agreement  dated  as  of  April  23,  1997***
4.3 Indenture dated as of June 20, 2001, between ResMed Inc and American Stock Transfer & Trust Company******
4.4 Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC******
4.5 Registration Rights Agreement dated as of May 14, 2002 between ResMed Inc., and Mr Leslie Hoffman
10.1     1995  Stock  Option  Plan**
10.2     1997  Equity  Participation  Plan****
10.3 Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended**
10.4 Consulting Agreement between Colin Sullivan and ResMed Limited effective from 1 January 1998*****
10.5 Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994**

ITEM 14 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K (CONTINUED)

10.6     Lease  for 10121 Carroll Canyon Road, San Diego CA 92131-1109, USA*****
10.7     Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia
10.8 Employment Agreement dated as of May 14, 2002, between Servo Magnetics Acquisition Inc., and Mr Leslie Hoffman.
10.9 Agreement for the purchase of Lot 6001, Norwest Boulevarde, Norwest Business Park, Baulkham Hills, Australia
11.1     Computation  of  Earnings  per  Common  Share
21.1     Subsidiaries  of  the  Registrant
23.1     Independent  Auditors'  Consent  and  Report  on  Schedule

*Incorporated by reference to the Registrant's Report on Form 8-K dated March 2, 2001.
**Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
***Incorporated by reference to the Registrant's Registration Statement on Form 8-A12G filed on April 25, 1997.
****Incorporated by reference to the Registrant's 1997 Proxy Statement. *****Incorporated by reference to the Registrant's Report on Form 10-K dated June 30, 1998.
******Incorporated by reference to the Registrant's Report on Form 10-K dated June 30, 2001.


b)     Reports  on  Form  8-K
          None.

                          INDEPENDENT AUDITORS' REPORT

The  Board  of  Directors  and  Stockholders
ResMed  Inc:


We have audited the accompanying consolidated balance sheets of ResMed Inc and subsidiaries as of June 30, 2002, and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June
30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company has adopted the provisions of SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets" and accordingly has changed its method of accounting for goodwill.



/S/  KPMG  LLP
San  Diego,  California
August  9,  2002

                                   -F1-


                                        RESMED INC AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                          JUNE 30, 2002 AND 2001
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                     June 30,    June 30,
                                                                                        2002        2001
ASSETS
Current assets:

Cash and cash equivalents                                                             $ 72,860   $ 40,136
Marketable securities available for sale (note 3)                                       19,979     62,616
Accounts receivable, net of allowance for doubtful accounts
of $1,938 and $892 at June 30, 2002 and 2001, respectively                              46,199     32,248
Inventories, net (note 4)                                                               41,173     29,994
Deferred income taxes (note 11)                                                          9,289      4,152
Prepaid expenses and other current assets                                                4,213      8,736
Total current assets                                                                   193,713    177,882
                                                                                      ---------  ---------

Property, plant and equipment, net of accumulated depreciation of
31,084 at June 30, 2002 and $19,930 at June 30, 2001 (note 5)                          79,279     55,092
Patents, net of accumulated amortization of $1,862 and $1,030
at June 30, 2002 and 2001, respectively                                                  2,653      1,390
Goodwill (note 6)                                                                       92,536     47,870
Other assets                                                                             8,010      5,856
Total non current assets                                                               182,478    110,208
                                                                                      ---------  ---------

Total assets                                                                          $376,191   $288,090
                                                                                     ==========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                      $ 11,605   $  7,971
Accrued expenses (note 7)                                                               17,052     16,751
Income taxes payable                                                                     6,905      8,888
Payable for property purchase                                                           11,552          -
Current portion of deferred profit on sale-leaseback                                     1,933          -
Total current liabilities                                                               49,047     33,610

Non current liabilities:
Deferred revenue                                                                         7,259      4,114
Convertible subordinated notes (note 8)                                                123,250    150,000
Deferred profit on sale-leaseback                                                        3,705          -
Total non current liabilities                                                          134,214    154,114

Total liabilities                                                                      183,261    187,724

Stockholders' equity: (note 9)
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued                    -          -
Series A Junior Participating preferred stock, $0.01 par value,
250,000 shares authorized; none issued                                                       -          -
Common stock, $.004 par value, 100,000,000 shares authorized;
Issued and outstanding 33,108,207 at June 30, 2002 and 31,478,780 at June 30, 2001         132        126
Additional paid-in capital                                                              94,153     52,675
Retained earnings                                                                      114,643     77,137
Treasury stock                                                                          (7,873)         -
Accumulated other comprehensive loss                                                    (8,125)   (29,572)
Total stockholders' equity                                                             192,930    100,366
Commitments and contingencies (notes 14 and 17)                                              -          -
                                                                                      ---------  ---------

Total liabilities and stockholders' equity                                            $376,191   $288,090
                                                                                     ==========  =========

          See accompanying notes to consolidated financial statements.

                                   -F2-


                               RESMED INC AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                        YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         June 30,   June 30,   June 30,
                                                            2002       2001       2000

Net revenues                                             $204,076   $155,156   $115,615
Cost of sales                                              70,827     50,377     36,991

Gross profit                                              133,249    104,779     78,624

Operating expenses:
Selling, general and administrative                        64,481     49,364     36,987
Provision for restructure (note 7)                              -        550          -
In-process research and development write off (note 15)       350     17,677          -
Research and development                                   14,910     11,146      8,499
Donations to Research Foundations                           2,349          -          -

Total operating expenses                                   82,090     78,737     45,486


Income from operations                                     51,159     26,042     33,138

Other income (expenses):
Gain on extinguishment of debt                              6,549          -          -
Interest income (expense), net                             (3,224)      (762)       801
Government grants                                               -         72        279
Other, net (note 10)                                          108      1,962        (52)

Total other income (expenses), net                          3,433      1,272      1,028

Income before income taxes                                 54,592     27,314     34,166
Income taxes (note 11)                                     17,086     15,684     11,940

Net income                                               $ 37,506   $ 11,630   $ 22,226


Basic earnings per share                                 $   1.17   $   0.37   $   0.74
Diluted earnings per share                               $   1.10   $   0.35   $   0.69


Basic shares outstanding                                   32,174     31,129     30,153
Diluted shares outstanding                                 34,080     33,484     32,303


          See accompanying notes to consolidated financial statements.


                                   -F3-


                                                RESMED INC AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                                                       (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                    Common Stock  Additional Treasury Stock             Other
                                                    ------------  Paid-in    --------------   Retained  Comprehensive
                                                    Shares Amount Capital    Shares  Amount   Earnings  Income (loss)   Total
------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1999                              29,616 $118   $33,677                     $ 43,281  ($5,429)      $ 71,647

Common stock issued to consultants                  10        -       126                            -        -            126
Common stock issued on exercise of options (note 9) 968       4     6,376                            -        -          6,380
Tax benefit from exercise of options                -         -     1,316                            -        -          1,316
Comprehensive income:
Net income                                          -         -         -                       22,226        -         22,226
Other comprehensive income
Foreign currency translation adjustments                                                                 (7,723)        (7,723)
Comprehensive income

-------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2000                              30,594  122    41,495                       65,507   (13,152)       93,972

Common stock issued on exercise of options (note 9)    885    4     7,939                            -         -         7,943
Tax benefit from exercise of options                     -    -     3,241                            -         -         3,241
Comprehensive income:
Net income                                               -    -         -                       11,630         -        11,630
Other comprehensive income
Foreign currency translation adjustments                 -    -         -                            -   (16,420)      (16,420)
Comprehensive income/(loss)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2001                              31,479  126    52,675                       77,137   (29,572)      100,366

Common stock issued on exercise of options (note 9)    776    3     9,778                            -                   9,781
Common stock issued for acquisitions                   853    3    24,781                                               24,784
Treasury stock purchases                                                     (290)   (7,873)                            (7,873)
Tax benefit from exercise of options                     -    -     6,919                            -                   6,919
Comprehensive income:
Net income                                                                                      37,506                  37,506
Other comprehensive income
Foreign currency translation adjustments                                                                  21,342        21,342
Unrealized gains on marketable securities                                                                    105           105
Comprehensive income/(loss)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002                              33,108 $132   $94,153    (290)  $(7,873)  $114,643  $ (8,125)     $192,930
-------------------------------------------------------------------------------------------------------------------------------



(TABLE CONTINUED)
------------------------------------------------------------------
                                                     Comprehensive
                                                     Income
------------------------------------------------------------------
BALANCE, JUNE 30, 1999

Common stock issued to consultants
Common stock issued on exercise of options (note 9)
Tax benefit from exercise of options
Comprehensive income:
Net income                                           $ 22,226
Other comprehensive income
Foreign currency translation adjustments               (7,723)
Comprehensive income                                 $ 14,503
------------------------------------------------------------------

BALANCE, JUNE 30, 2000

Common stock issued on exercise of options (note 9)
Tax benefit from exercise of options
Comprehensive income:
Net income                                           $ 11,630
Other comprehensive income
Foreign currency translation adjustments              (16,420)
Comprehensive income/(loss)                          $ (4,790)
------------------------------------------------------------------

BALANCE, JUNE 30, 2001

Common stock issued on exercise of options (note 9)
Common stock issued for acquisitions
Treasury stock purchases
Tax benefit from exercise of options
Comprehensive income:
Net income                                             37,506
Other comprehensive income
Foreign currency translation adjustments               21,342
Unrealized gains on marketable securities                 105
Comprehensive income/(loss)                          $ 58,953
------------------------------------------------------------------
BALANCE, JUNE 30, 2002
------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                   -F4-


                                     RESMED INC AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                                           (IN THOUSANDS)
                                                                   June 30,     June 30,    June 30,
                                                                      2002         2001        2000
Cash flows from operating activities:
Net income:                                                        $  37,506   $  11,630   $ 22,226
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization                                          9,972       7,015      6,248
Goodwill amortization                                                      -       1,430        690
Provision for service warranties                                         (85)        174        184
Deferred income taxes                                                 (6,153)     (2,306)        77
Foreign currency options revaluation                                     767       2,766      2,158
Deferred borrowing costs                                               1,254           -          -
Tax benefit from stock options exercised                               6,919       3,241      1,316
Gain on extinguishment of debt                                        (6,549)          -          -
Other, net                                                              (162)          -        126
Restructuring provision                                                    -         550          -
Purchased in-process research and development write off                  350      17,677          -

Changes in operating assets and liabilities, net of effect
of acquisitions:
Accounts receivable, net                                              (9,765)     (5,531)    (7,394)
Inventories, net                                                      (7,063)     (8,130)    (6,027)
Prepaid expenses and other current assets                              4,785      (3,470)    (1,572)
Accounts payable, accrued expenses and other liabilities               3,864       4,474      2,243
Net cash provided by operating activities                             35,640      29,520     20,275
                                                                   ----------  ----------  ---------

Cash flows from investing activities:
Purchases of property, plant and equipment                           (28,185)    (27,459)   (16,168)
Purchases of marketable securities - available for sale             (393,072)    (79,879)   (36,804)
Proceeds from sale of marketable securities - available for sale     435,871      20,976     38,717
Patent registration costs                                             (1,720)       (516)      (961)
Business acquisitions, net of cash acquired of $812 (note 15)        (13,871)    (55,070)      (576)
Purchases of investments                                              (3,987)     (2,602)    (2,732)
Proceeds from sale-leaseback                                          18,500           -          -
Net cash provided by (used in) investing activities                   13,536    (144,550)   (18,524)
                                                                   ----------  ----------  ---------

Cash flows from financing activities:
Proceeds from issuance of common stock, net                            9,781       7,943      6,380
Repayment of borrowings                                               (3,022)    (82,854)         -
Proceeds from borrowings, net of borrowing costs                      28,402     213,937          -
Redemption of borrowings                                             (48,454)          -          -
Purchases of treasury stock                                           (7,873)          -          -
Net cash provided by (used in) financing activities                  (21,166)    139,026      6,380
                                                                   ----------  ----------  ---------

Effect of exchange rate changes on cash                                4,714      (2,110)      (989)

Net increase in cash and cash equivalents                             32,724      21,886      7,142
Cash and cash equivalents at beginning of the year                    40,136      18,250     11,108
Cash and cash equivalents at end of the year                       $  72,860   $  40,136   $ 18,250
                                                                   ----------  ----------  ---------
Supplemental disclosure of cash flow information:
Income taxes paid                                                  $  18,328   $  12,908   $  9,716
Interest paid                                                          6,557       1,439          -

Fair value of assets acquired in acquisitions                      $   9,060   $  33,139   $    383
Liabilities assumed                                                   (5,872)    (24,821)       (36)
Goodwill on acquisition                                               36,279      47,119        229
Fair value of shares issued for acquisitions                         (24,784)          -          -
Cash paid for acquisition, including acquisition costs             $  14,683   $  55,437   $    576
                                                                   ----------  ----------  ---------

          See accompanying notes to consolidated financial statements.

                                   -F5-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     ResMed Inc (the "Company") is a Delaware corporation formed in March 1994 as a holding company for ResMed Holdings Ltd (RHL), a company resident in Australia. The Company designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's corporate offices are based in San Diego, California with its principal manufacturing operation located in Australia. Other major distribution and sales sites are located in the United States, United Kingdom, France, Germany, Sweden, Switzerland and Singapore.


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

                                   -F6-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


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

Amortization expense of goodwill was $nil, $1,430,000 and $690,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

     (h)     Government  Grants

          Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support the continued development of the Company's proprietary positive airway pressure technology and to assist development of export markets. Grants have been recognized in the amount of $nil, $72,000 and $279,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

     (i)     Foreign  Currency

     The consolidated financial statements of the Company's non-U.S. subsidiaries, whose functional currencies are other than U.S. dollars, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at year end exchange rates, and revenue and expense transactions are translated at average exchange rates for the year. Cumulative translation adjustments are recognized as part of comprehensive income, as described in Note 16, and are included in accumulated other comprehensive loss in the consolidated balance sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions, denominated in other than the functional currency of the entity, are reflected in operations.

                                   -F7-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (j)     Research  and  Development

          Research  and  development  costs are expensed in the period incurred.

     (k)     Earnings  Per  Share

     The weighted average shares used to calculate basic earnings per share were 32,174,000, 31,129,000, and 30,153,000 for the years ended June 30, 2002, 2001 and 2000, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,906,000, 2,355,000 and 2,150,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

     (l)     Financial  Instruments

     The carrying value of financial instruments, such as of cash and cash equivalents, marketable securities - available for sale, accounts receivable, government grants receivable and accounts payable approximate their fair value because of their short term nature. The estimated fair value of the Company's long-term debt at June 30, 2002 approximates $102.5 million compared with the carrying value of $123.3 million. Foreign currency option contracts are marked to market and therefore reflect their fair value. The Company does not hold or issue financial instruments for trading purposes.

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

                                   -F8-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (m)     Foreign  Exchange  Risk  Management  (continued)

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. The credit exposure of foreign exchange options at June 30, 2002 was $2.8 million, which represents the positive fair value of options held by the Company.

     The Company held foreign currency option contracts with notional amounts totaling $160.5 million and $223.8 million at June 30, 2002 and 2001, respectively to hedge foreign currency items. These contracts mature at various dates prior to July 2004.

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

     (o)     Marketable  Securities

          Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss). Realized gains and losses are included in other income or expense.

          At June 30, 2002 and 2001, the Company's investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities available for sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

     (p)     Warranty

          Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized.

                                   -F9-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

     (r)     Capitalized  Software  Production  Costs

     Software development costs have been capitalized and will be amortized to the cost of product revenues over the estimated economic lives (generally three to five years) of the products that include such software. Total net capitalized software production costs were $1,132,000 and $nil at June 30, 2002 and 2001 respectively.


3.     MARKETABLE  SECURITIES

     The estimated fair value of marketable securities available for sale as of June 30, 2002 and 2001, was $19,979,000 and $62,616,000, respectively.

     Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


4.     INVENTORIES

     Inventories, net were comprised of the following as of June 30, 2002 and 2001 (in thousands):


                   2002     2001
Raw materials     $ 8,130  $ 7,584
Work in progress    2,057       98
Finished goods     30,986   22,312
                  $41,173  $29,994
                  -------  -------


                                   -F10-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


5.     PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment is comprised of the following as of June 30, 2002 and 2001 (in thousands):

                                                2002       2001
Machinery and equipment                       $ 19,381   $ 10,930
Computer equipment                              20,520     12,829
Furniture and fixtures                           9,204      8,667
Vehicles                                         1,531      1,219
Clinical, demonstration and rental equipment    11,651      8,194
Leasehold improvements                             685        663
Land                                            27,121      5,333
Buildings                                       19,188     27,187
Construction in Progress                         1,082          -
                                               110,363     75,022
                                              ---------  ---------
Accumulated depreciation and amortization      (31,084)   (19,930)
                                              $ 79,279   $ 55,092
                                              ---------  ---------



6.     GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

The Company adopted SFAS 142 on July 1, 2001. The following table reconciles the prior year's reported operating income and net income to their respective pro-forma balances adjusted to exclude goodwill amortization expense which is no longer recorded under SFAS 142, for the years ended June 30, 2002, 2001 and 2000, (In $ thousands, except per share amounts).


                                            2002     2001     2000
OPERATING INCOME:
Reported income from operations            $51,159  $26,042  $33,138
Add back: goodwill amortization                  -    1,430      690
Adjusted income from operations            $51,159  $27,472  $33,828
                                           -------  -------  -------

NET INCOME:
Reported net income                        $37,506  $11,630  $22,226
Add back: goodwill amortization after tax        -    1,430      690
Adjusted net income                        $37,506  $13,060  $22,916
                                           -------  -------  -------

BASIC EARNINGS PER SHARE:
Reported basic earnings per share          $  1.17  $  0.37  $  0.74
Goodwill amortization after tax                  -  $  0.05  $  0.02
Adjusted basic earnings per share          $  1.17  $  0.42  $  0.76
                                           -------  -------  -------

DILUTED EARNINGS PER SHARE:
Reported diluted earnings per share        $  1.10  $  0.35  $  0.69
Goodwill amortization after tax                  -  $  0.04  $  0.02
Adjusted diluted earnings per share        $  1.10  $  0.39  $  0.71
                                           -------  -------  -------


                                   -F11-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

6.     GOODWILL  AND  OTHER  INTANGIBLE  ASSETS  (CONTINUED)

Changes in the carrying amount of goodwill for the year ended June 30, 2002, were as follows:

In US$ thousands)                                           2002
Balance at June 30, 2001                                  $47,870
Foreign currency translation adjustments                    8,387
Goodwill on acquisition of Labhardt Ag (Note 15)            4,161
Goodwill on acquisition of Servo Magnetics Inc (Note 15)   30,701
Contingent payment for MAP (Note 15)                        1,417
Balance at June 30, 2002                                  $92,536
                                                          -------


Other intangible assets amounted to $2.7 million (net of accumulated amortization of $1.9 million) and $1.4 million (net of accumulated amortization of $1.0 million) at June 30, 2002 and 2001, respectively. These intangible assets consist of patents and are amortized over the estimated useful life of the patent, generally five years. There are no expected residual values related to these intangible assets.

7.     ACCRUED  EXPENSES

     Accrued expenses at June 30, 2002 and 2001 consist of the following (in thousands):


                                    2002     2001
Service warranties                $   744  $   739
Consulting and professional fees      596      809
Royalties                              55      290
Value added taxes due                 847    6,033
Employee related costs              6,817    4,687
Deferred revenue                    1,779    1,388
Research foundation grants          1,344        -
Convertible note interest             137      164
Provision for restructure               -      375
Promotional programs                2,746    1,198
Other                               1,987    1,068
                                  $17,052  $16,751
                                  -------  -------


     During the year ended June 30, 2001, the Company took a restructuring charge of $550,000 associated with the sale and closure of MAP's unprofitable French operation. At June 30, 2002 and 2001, the provision for restructure was $nil and $375,000, respectively.

8.     LONG-TERM  DEBT

Long-term  debt  at  June  30,  2002 and 2001 consists of the following (in thousands):
                                   2002     2001
Outstanding at beginning of year  $150,000   $      -
Issued                              30,000    150,000
Repurchased                        (56,750)         -
Outstanding at end of year        $123,250   $150,000
                                  ---------  --------

                                   -F12-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

8.     LONG-TERM  DEBT  (CONTINUED)

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

     During fiscal 2002, the Company repurchased $56.8 million face value of its convertible subordinated notes. The total purchase price of the notes was $49.1 million, including $0.6 million in accrued interest. The Company recognized a gain of $4.0 million, net of tax of $2.5 million on these transactions. As at June 30, 2002, the Company had convertible subordinated notes outstanding of $123.3 million.

     The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock of ResMed Inc. The notes are convertible at a conversion price of $60.60 per share, which is equal to a conversion rate of 16.5017 shares per $1,000 principal amount of notes, subject to adjustment.

     Interest is to be paid on the notes on June 20 and December 20 of each year.

     The notes are general unsecured obligations and are subordinated to all of the Company's existing and future senior indebtedness and will be effectively subordinated to all of the indebtedness and liabilities of the Company's subsidiaries. The indenture governing the notes will not limit the Company or its subsidiaries from incurring senior indebtedness or other indebtedness.

                                   -F13-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

9.     STOCKHOLDERS'  EQUITY

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

     The  following  table  summarizes  option  activity:


                                                   Weighted             Weighted                 Weighted
                                                   Average              Average                  Average
                                                   Exercise             Exercise                 Exercise
                                         2002      Price      2001      Price ($)      2000      Price ($)
Outstanding at beginning of year        3,852,818   $17.14   3,298,022   $    10.12   3,142,272   $     7.32
Granted                                 1,328,600    50.18   1,569,690        27.27   1,336,900        14.14
Exercised                                (775,803)   12.61    (884,859)        8.98    (967,985)        6.59
Forfeited                                (204,617)   26.75    (130,035)       17.78    (213,165)       10.04
Outstanding at end of year              4,200,998   $27.94   3,852,818   $    17.14   3,298,022   $    10.12
Price range of granted options      $33.15-$52.20           $   24-$40               $   13-$27
Options exercisable at end of year      1,631,044    13.76   1,240,427   $     8.02   1,368,286   $     6.92

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

     The following table summarizes information about stock options outstanding at June 30, 2002.

                    Number Outstanding at  Weighted Average            Number Exercisable at
Exercise Prices     at June 30, 2002       Remaining Contractual Life  June 30,
                                    2002
0  - $10            508,810                4.01                        508,810
11 - $20            1,107,355              6.75                        747,166
21 - $30            973,803                8.43                        267,121
31 - $40            357,330                8.88                        104,446
41 - $50            50,300                 9.37                        3,501
51 - $60            1,203,400              9.09                        0
--------------------------------------------------------------------------------------------
                    4,200,998              7.69                        1,631,044
--------------------------------------------------------------------------------------------



                                   -F14-

                             RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

9.     STOCKHOLDERS'  EQUITY  (CONTINUED)

The following table summarizes outstanding stock option plan balances as at
June  30,  2002

                      Number of securities                                 Number  of  securities
                      to be issued  upon           Weighted-average        remaining  available  for
                      exercise of outstanding      exercise  price  of     future issuance under
Plan  Category        options                      outstanding  option     equity compensation plans
Equity compensation
plans approved by
security holders       4,200,998                   $27.94                  763,491

Equity compensation
plans not approved by
security holders       -                           -                       -
Total                  4,200,998                   $27.94                  763,491


The Company applies APB Opinion No. 25 in accounting for its Plans and as all stock options are issued at market price on date of issue, no compensation cost has been recognized for its stock options. Had the Company determined compensation cost under SFAS 123, the fair value at the grant date for its stock options would have reduced the Company's net income to the pro forma amounts indicated below:


                                                         2002     2001     2000
Net income (in thousands):
As reported                                             $37,506  $11,630  $22,226
Pro forma                                                18,531    2,859   17,511

Basic earnings per common share:
As reported                                             $  1.17  $  0.37  $  0.74
Pro forma                                               $  0.58  $  0.09  $  0.58

Diluted income per common and common equivalent share:
As reported                                             $  1.10  $  0.35  $  0.69
Pro forma                                               $  0.54  $  0.09  $  0.54


The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 4.8% for fiscal 2002, and 6.0% and 6.5% for fiscal 2001 and 2000, respectively; no dividend yield; expected option lives of 5.5 years for fiscal 2002 and 4.8 and 3.8 years for fiscal 2001 and 2000, respectively; and volatility of 60% for 2002 and 61% and 55% for fiscal 2001 and 2000.

Fair Value of compensation costs by period of Grant are noted below (in thousands except per share data):

                                   -F15-


                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                             Average                   Fair
Year of Grant     FY02     FY01     FY00     Exercise  Fair Value at   Value at
                                             Price     Date of Grant   June 30, 2002
2002               $21,074  $     -  $    -  $50.18    $26.10          $11.98
2001                 7,142   10,272       -   27.27     13.41          14.96
2000                   971    2,540   5,201   14.14      6.56          18.59
1999                     5      682   1,803   11.31      5.27          19.80
1998                     -        -     250    6.08      2.13          24.95
--------------------------------------------------------------------------------------
Compensation Cost  $29,192  $13,494  $7,254
--------------------------------------------------------------------------------------
Tax Effected       $18,975  $ 8,771  $4,715
--------------------------------------------------------------------------------------


The following table summarizes stock option grants by recipient, with executive employees as defined pursuant to Section 16(b) of Securities Exchange Act of 1934 separately disclosed. As at June 30, 2002, the Company has 8 executive employees.

                               June 30,   June 30,   June 30,
                                   2002      2001        2000
Directors                        73,000     21,000     48,000
Executives                      167,000    167,500    166,770
Staff                         1,088,600  1,381,190  1,122,130
Gross Options Issued          1,328,600  1,569,690  1,336,900
                              ---------  ---------  ---------
Employees                         1,250        953        605
                              =========  =========  =========
Average Options per Employee      1,063      1,647      2,210
                              ---------  ---------  ---------

PREFERRED STOCK. In April 1997, the board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2002.

     STOCK PURCHASE RIGHTS. In April 1997, the Company implemented a plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one right to purchase Series A Junior Participating Preferred Stock (the "Right"). The Right enables the holder, under certain circumstances, to purchase common stock of the Company or of the acquiring person at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 20% or more of the Company's outstanding common stock. The Rights are redeemable at $0.01 per Right and expire in 2007.

     COMMON STOCK. During fiscal 2000, the Board of Directors declared a two-for-one split of the Company's common stock, effective March 31, 2000. Stockholders' equity has been restated for all periods presented to give retroactive recognition to the stock split by reclassifying from additional paid-in capital to common stock, the par value of the additional shares as a result of the stock split.

     On June 6, 2002, the Board of Directors authorized the Company to repurchase up to 4.0 million shares of outstanding common stock. During fiscal year 2002, the Company repurchased 290,047 shares at a cost of $7.9 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

                                   -F16-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

10.     OTHER,  NET

     Other, net is comprised of the following at June 30, 2002, 2001 and 2000 (in thousands):

                                                    2002      2001      2000
 License fees                                      $ 148   $   125   $   167
 Gain/(loss) on foreign currency hedging position   (767)   (2,766)   (1,863)
 Gain/(loss) on foreign currency transactions        182     4,747     1,681
Realized gain on sale of marketable securities       301         -         -
 Other                                               244      (144)      (37)

-----------------------------------------------------------------------------
                                                    $108     $1,962     $(52)
-----------------------------------------------------------------------------

11.     INCOME  TAXES

     Income before income taxes for the years ended June 30, 2002, 2001, and 2000, was taxed under the following jurisdictions (in thousands):

           2002     2001     2000
U.S.      $   418  $ 3,482  $ 4,644
Non-U.S.   54,174   23,832   29,522
          $54,592  $27,314  $34,166

     The  provision  for  income  taxes  is  presented  below  (in  thousands):

                               2002     2001     2000
Current:
 Federal                    $ 4,962   $ 2,938   $ 1,396
 State                          752       203        77
 Non-U.S.                    17,525    14,790    10,390
                             23,239    17,931    11,863
Deferred:
 Federal                     (3,494)     (652)      390
 State                         (568)       90        14
 Non-U.S.                    (2,091)   (1,685)     (327)
                             (6,153)   (2,247)       77
Provision for income taxes  $17,086   $15,684   $11,940


                                   -F17-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

11.     INCOME  TAXES  (CONTINUED)

     The  provision  for income taxes differs from the amount of income tax determined by applying  the applicable U.S. federal income tax rate of 35% to pretax income as a result of  the  following  (in  thousands):

                                                               2002      2001      2000
Computed "expected" tax expense                              $19,108   $ 9,287   $11,616
Increase (decrease) in income taxes resulting from:
 Non-deductible expenses                                         116       460       715
 Research and development credit                                (888)     (781)     (430)
 Tax effect of intercompany dividends                          2,577    (3,885)     (508)
 Utilization of net operating loss carryforwards                   -        (5)       (4)
Write-off of net operating losses due to business cessation    1,046         -         -
 Change in valuation allowance                                (2,614)    4,431        22
 Effect of non-U.S. tax rates                                 (3,379)        4       714
 State income taxes, net of U.S. tax benefit                     363       356       235
 In-process research and development write-off                   123     6,010         -
 Provision for restructure                                         -       187         -
 Other                                                           634      (380)     (420)
                                                             $17,086   $15,684   $11,940
                                                             ========  ========  ========



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are comprised of the following at June 30, 2002 and 2001 (in thousands):

                                                  2002      2001
                                                ========  ========
Deferred tax assets:
Employee benefit obligations                    $   940   $   573
Inventory                                           289         -
Provision for service warranties                    195       203
Provision for doubtful debts                        648       317
Net operating loss carryforwards                  1,088     2,206
Deferred foreign tax credits                      7,291     7,193
AMT tax credit                                    1,675         -
Accrual for legal costs                              54         5
Intercompany profit in inventories                5,606     3,492
Property, plant and equipment                         -       189
Deferred gain on sale-leaseback                   1,740         -
Other accruals                                    1,679       663
                                                 21,205    14,925
                                                --------  --------
Less valuation allowance                         (2,950)   (5,592)
Deferred tax assets                             $18,255   $ 9,333

Deferred tax liabilities:
 Patents                                           ($74)    ($382)
 Capitalized software                              (451)     (495)
 Unrealized gain on foreign currency options       (829)     (179)
 Unrealized foreign exchange gains                 (238)        -
Property, plant and equipment                    (1,595)        -
 Undistributed German income                     (3,355)   (2,104)
 Deferred tax deductible goodwill amortization   (2,410)   (1,698)
 Other receivables                                    -      (197)
 Other                                              (14)     (126)
Deferred tax liabilities                         (8,966)   (5,181)
Net deferred tax asset                          $ 9,289   $ 4,152
                                                --------  --------


                                   -F18-

                          RESMED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

11.     INCOME  TAXES  (CONTINUED)

     The valuation allowance at June 30, 2002, primarily relates to a provision for uncertainty as to the utilization of deferred foreign tax credits of $2,787,000 and net operating loss carryforwards of $163,000 relating to Singapore and Malaysia. The net change in the valuation allowance was a decline of $2,642,000 for the year ended June 30, 2002, in comparison to an increase of $5,506,000 and an increase of $22,000, for the years ended June 30, 2001 and 2000, respectively. The measurement of deferred tax assets and liabilities at June 30 of each year, reflect foreign currency translation adjustments, changes in enacted tax rates and changes in temporary differences. Income taxes in 2002, 2001 and 2000 were reduced by $nil, $5,000 and $4,000 respectively, through the utilization of net operating loss carryforwards.


12.     EMPLOYEE  RETIREMENT  PLANS

     The Company contributes to a number of employee retirement plans for the benefit of its employees. These plans are detailed as follows:

     (1) Australia. The Company contributes to defined contribution pension plans for each employee resident in Australia. All Australian employees after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. The Company contributes to the plans at the rate of 8% of the salaries of all Australian employees. This rate increased to 9% effective July 1, 2002. Total Company contributions to the plans for the years ended June 30, 2002, 2001, and 2000 were $968,000, $814,000 and $632,000, respectively.

(2) United Kingdom. The Company contributes to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. The Company contributes to the plans at the rate of 3% of the salaries. Total Company contributions to the plan were $16,000, $7,000 and $8,000 in fiscal 2002, 2001, and 2000 respectively.

(3) United States. The Company sponsors a defined contribution pension plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 3% of employee salaries. The cost of this plan to the Company was $245,000, $158,000 and $123,000 in fiscal 2002, 2001 and 2000 respectively.

13.     SEGMENT  INFORMATION

     The Company operates solely in the sleep disordered breathing sector of the respiratory medicine industry. The Company therefore believes that, given the single market focus of its operations and the inter-dependence of its products that the Company operates as a single operating segment. The Company assesses performance and allocates resources on the basis of a single operating entity.

     Financial information by geographic area for the years ended June 30, 2002, 2001 and 2000, is summarized below (in thousands):

                                   -F19-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

13.     SEGMENT  INFORMATION  (CONTINUED)

                                                                       Rest of
                                 U.S.A    Germany  Australia   France  World   Total
2002
Revenue from external customers  $95,463  35,386    5,569      20,957  46,701  $204,076
Long lived assets                $34,127   3,738   46,370         599   2,455  $ 87,289

2001
Revenue from external customers  $74,981  25,646    5,318      17,592  31,619  $155,156
Long lived assets                $30,475   3,063   25,130         555   1,725  $ 60,948

2000
Revenue from external customers  $58,419  14,317    4,444      11,949  26,486  $115,615

Long lived assets                $ 8,126   1,248   27,595         622   1,863  $ 39,454


     Net revenues from external customers is based on the location of the customer. Long-lived assets of geographic areas are those assets used in the Company's operations in each geographical area and excludes patents, deferred tax assets and goodwill.


14.     COMMITMENTS

     The Company leases buildings, motor vehicles and office equipment under operating leases. Rental charges for these items are expensed as incurred. At June 30, 2002 the Company had the following future minimum lease payments under non-cancelable operating leases (in thousands):

                            Operating  Sub lease   Total net minimum
Years                          Leases  rental      lease payments
                                       income
2003                          $ 4,326  $247        $ 4,079
2004                            4,339   257          4,082
2005                            3,967   268          3,699
2006                            1,217    68          1,149
2007                              991     -            991
Thereafter                        211     -            211
Total minimum lease payments  $15,051  $840        $14,211


Rent expenses under operating leases for the years ended June 30, 2002, 2001 and 2000 were approximately $2,267,000, $1,087,000 and $744,000, respectively.

                                   -F20-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


15.     BUSINESS  ACQUISITIONS

FISCAL  YEAR  ENDED  JUNE  30,  2002

SERVO MAGNETICS INC (SMI). On May 14, 2002, the Company acquired all of the common stock of Servo Magnetics Incorporated through a merger with our wholly-owned subsidiary, Servo Magnetics Acquisition Inc., for total consideration, including acquisition costs, of $32.6 million. Consideration included the issue of 853,448 shares for fair value of $24.8 million with the balance of the acquisition cost paid in cash. Upon consummation of the merger, the surviving corporation, Servo Magnetics Acquisition Inc., changed its name to Servo Magnetics, Inc.

The acquisition has been accounted for as a purchase and accordingly, the results of operations of SMI have been included in the Company's consolidated financial statements from May 14, 2002. The excess of the purchase price over the fair value of the net identifiable assets acquired of $1.9 million has been recorded as goodwill.

Purchased in-process research and development of $350,000 was expensed upon acquisition of SMI because technological feasibility of the products under development had not been established and no further alternative uses existed. The value of in process technology was calculated by identifying research projects in areas for which technological feasibility had not been established, estimating the costs to develop the purchased in process technology into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the reduced percentage completion of the projects thereto. The discount rates used in the analysis were 19% and were based on the risk profile of the acquired assets.

Purchased research and development projects related to electrical motor systems used in the company's flow generator devices and other medical and data storage equipment. Key assumptions used in the analysis included gross margins of 34%. As of the date of acquisition, new motor systems for use in medical and health applications are expected to be completed and commercially available by 2004. These projects have estimated costs to complete totaling approximately $0.5 million.

The Company believes that the assumptions used to value acquired intangible assets noted above were reasonable at the time of acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project revenues, development costs or profitability, or events associated with such projects, will transpire as estimated. For these reasons, among others, actual results may vary from the projected results.

LABHARDT AG. On November 15, 2001, the Company's wholly owned subsidiary ResMed International Inc. acquired all the Common Stock of Labhardt Ag, its Swiss distributor for total cash consideration including acquisition costs of $5.5 million.

The acquisition has been accounted for as a purchase and accordingly, the results of operations of Labhardt have been included in the Company's consolidated financial statements from November 15, 2001. The excess of the purchase price over the fair value of the net identifiable assets acquired of $1.3 million has been recorded as goodwill.

Pro-forma financial information related to SMI and Labhardt Ag are not included as the effects would not be significant to the consolidated financial statements.

                                   -F21-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


15.     BUSINESS  ACQUISITION  (CONTINUED)

FISCAL  YEAR  ENDED  JUNE  30,  2001

MAP MEDIZIN-TECHNOLOGIE GMBH (MAP). On February 16, 2001 the Company's fully owned German Subsidiary, ResMed Beteiligungs GmbH, acquired all the common stock of MAP Medizin-Technologie GmbH ("MAP'') for total consideration, including acquisition costs, of $55.4 million. MAP is a leading German designer, manufacturer and distributor of medical devices for the diagnosis and treatment of SDB, with a particular focus on OSA.

The acquisition has been accounted for as a purchase and accordingly, the results of operations of MAP have been included in the Company's consolidated financial statements from February 16, 2001. The excess of the purchase price over the fair value of the net identifiable assets acquired of $47.1 million has been recorded as goodwill.

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

                                   -F22-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

15.     BUSINESS  ACQUISITION  (CONTINUED)



(In thousands except per share data)     2001     2000
Net revenue                              $172,250  $138,396
Net income                                 28,556    17,612

Basic earnings per share                 $   0.92  $   0.58
Diluted earnings per share               $   0.85  $   0.55

Basic shares outstanding                   31,129    30,153
Diluted shares outstanding                 33,484    32,303



During the December 2001, the Company paid an amount of $1.4 million as final consideration associated with the purchase of MAP. The amount has been recorded as goodwill.

EINAR  EGNELL  AB.   On  January  31,  2000,  the Company's wholly owned Swedish subsidiary, ResMed Sweden AB, acquired the business and associated assets of Einar Egnell AB, its Swedish distributor for $576,000 in cash. The acquisition has been accounted for as a purchase and accordingly, the results of operations of the Einar Egnell business have been included in the Company's consolidated financial statements from January 31, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of $229,000 has been recorded as goodwill.


16.     COMPREHENSIVE  INCOME

     As of July 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' which established standards for the reporting and display of comprehensive income and its components in the financial statements.

Movements in comprehensive income (loss) for the year ended June 30, 2002 are presented below (in thousands):


                                 Foreign    Unrealized    Accumulated Other Retained     Accumulated
                                 Currency   Gains  on     Comprehensive     Earnings     Comprehensive
                                 Items      Securities    Income  (Loss)                 Income  (Loss)


Beginning balance, July 1, 2001  ($29,572)    -           ($29,572)         $ 77,137     $ 47,565
Current period change              21,342   105             21,447            37,506       58,953
Ending balance, June 30, 2002     ($8,230)  105            ($8,125)         $114,643     $106,518



     Comprehensive income/(loss) for the years ended June 30, 2002, June 30, 2001 and June 30, 2000 was $59.0 million, ($4.8) million and $14.5 million, respectively.

The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at June 30, 2002 and June 30, 2001 consisted of foreign currency translation adjustments with net debit balances of $8.2 million and $29.6 million, respectively and unrealized gains on securities of $105,000 (net of tax of $57,000) and zero, respectively.

                                   -F23-

                           RESMED INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

17.     LEGAL  ACTIONS

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

On August 26, 2002, ResMed filed a lawsuit in Federal District Court in San Diego against Fisher & Paykel Healthcare. The ResMed complaint seeks a judgment that selected Fisher & Paykel Healthcare mask products (ACLAIM and ACLAIM 2 masks) infringe patents held by ResMed. The complaint further charges the defendant with the copying of ResMed proprietary mask technology and alleges trade dress and common law violations relating to the appearance of ResMed mask products.

While the Company is prosecuting the above actions, there can be no assurance that the Company will be successful.


                                   -F24-

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED  September  9,  2002

ResMed  Inc

/S/  PETER  C.  FARRELL
_
_______________________
Peter  C.  Farrell
President  and  Chief  Executive  Officer

/S/  ADRIAN  M.  SMITH
_
_______________________
Adrian  M.  Smith
Vice  President  Finance  and  Chief  Financial  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




SIGNATURE                        TITLE                              DATE

/S/  PETER C. FARRELL            Chief Executive Officer,           September 9, 2002
 Peter C. Farrell                President, Chairman of the Board
                                 (Principal Executive Officer)

/S/      CHRISTOPHER G. ROBERTS  Director                           September 9, 2002
 Christopher G. Roberts


/S/  MICHAEL A. QUINN            Director                           September 9, 2002
 Michael A. Quinn


/S/  GARY W. PACE                Director                           September 9, 2002
 Gary W. Pace


/S/  DONAGH MCCARTHY             Director                           September 9, 2002
 Donagh McCarthy


/S/  CHRISTOPHER A. BARTLETT     Director                           September 9, 2002
 Christopher Bartlett


/S/  LOUIS A. SIMPSON            Director                           September 9, 2002
 Louis Simpson

                                 CERTIFICATIONS

I,  Peter  C.  Farrell,  certify  that:

1.     I  have  reviewed  this  annual  report  on  Form  10-K  of  ResMed Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September  9,  2002

/S/  PETER  C.  FARRELL
------------------------------
Peter  C.  Farrell
President  and  Chief  Executive  Officer



I,  Adrian  M.  Smith,  certify  that:

1.     I  have  reviewed  this  annual  report  on  Form  10-K  of  ResMed Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September  9,  2002

/S/  ADRIAN  M.  SMITH
------------------------------
Adrian  M.  Smith
Vice  President  Finance
and  Chief  Financial  Officer

SCHEDULE  II


                           RESMED INC AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                           Balance at  Charged to  Other          Balance at
                         Beginning of  costs and   deductions)    end of period
                               Period  expenses


Year ended June 30, 2002:
Applied against asset account
Allowance for doubtful accounts  $892  1,542       (496)          1,938


Year ended June 30, 2001:
Applied against asset account
Allowance for doubtful accounts  $833    681       (622)          892


Year ended June 30, 2000:
Applied against asset account
Allowance for doubtful accounts  $421    632       (220)          833


                 See accompanying independent auditor's report.

                               EXHIBIT INDEX

2.1     Sale  and  Assignment  Agreement  dated as of February 16, 2001, between
ResMed Inc, ResMed Beteilingungs GmbH and the shareholders of MAP Medizin-Technologie GmbH*
2.2 Agreement and Plan of Merger dated as of May 14, 2002 among ResMed Inc., Servo Magnetics Acquisition Inc., Servo Magnetics Incorporated and Mr Leslie Hoffman.
3.1     Certificate  of  Incorporation  of  Registrant,  as  amended**
3.2     By-laws  of  Registrant**
4.1     Form  of  certificate  evidencing  shares  of  Common  Stock**
4.2     Rights  agreement  dated  as  of  April  23,  1997***
4.3 Indenture dated as of June 20, 2001, between ResMed Inc and American Stock Transfer & Trust Company******
4.4 Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC******
4.5 Registration Rights Agreement dated as of May 14, 2002 between ResMed Inc., and Mr Leslie Hoffman.
10.1     1995  Stock  Option  Plan**
10.2     1997  Equity  Participation  Plan****
10.3 Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended**
10.4 Consulting Agreement between Colin Sullivan and ResMed Limited effective from 1 January 1998*****
10.5 Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994**
10.6     Lease  for  1091 Carroll Canyon Road, San Diego 92131-1109, U.S.A.*****
10.7     Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia
10.8 Employment Agreement dated as of May 14, 2002, between Servo Magnetics Acquisition Inc., and Mr Leslie Hoffman.
10.9 Agreement for the purchase of Lot 6001, Norwest Boulevarde, Norwest Business Park, Baulkham Hills, Australia
11.1     Computation  of  Earnings  per  Common  Share
21.1     Subsidiaries  of  the  Registrant
23.1     Independent  Auditors'  Consent  and  Report  on  Schedule

----------------------
*Incorporated by reference to the Registrant's Report on Form 8-K dated March 2,
 2001.
**Incorporated  by  reference to the Registrant's Registration Statement on Form
  S-1  (No.  33-91094)  declared  effective  on  June  1,  1995.
***Incorporated  by reference to the Registrant's Registration Statement on Form
   8-A12G  filed  on  April  25,  1997.
****Incorporated by reference to the Registrant's 1997 Proxy Statement. *****Incorporated by reference to the Registrant's Report on Form 10-K dated
     June  30,  1998.
******Incorporated  by  reference  to the Registrant's Report on Form 10-K dated
      June  30,  2001.


EXHIBIT  11.1
-------------

                           RESMED INC AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            Year    Ended    June 30,
                                            2002    2001     2000
BASIC EARNINGS
Net income                                 $37,506  $11,630  $22,226

Shares
Weighted average number of common
 shares outstanding                         32,174    31,99   30,153


Basic earnings per share                   $  1.17  $  0.37  $  0.74


DILUTED EARNINGS
Net income                                 $37,506  $11,630  $22,226

Shares
Weighted average number of common
shares outstanding                          32,174    31,99   30,153

Additional shares assuming conversion of
stock options under treasury stock method    1,906    2,355    2,150

Weighted average number of common and
common equivalent shares outstanding
as adjusted                                 34,080   33,484   32,303


Diluted earnings per share                 $  1.10  $  0.35  $  0.69



                 See accompanying independent auditor's report.
                 ----------------------------------------------

EXHIBIT  21.1

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

ResMed  (Malaysia)  Sdn  Bhd  (a  Malaysian  Corporation)**

ResMed  New  Zealand  Limited  (a  New  Zealand  Corporation)**

ResMed  R&D Limited (incorporated under the laws of New South Wales, Australia)*

ResMed  Sweden  AB  (a  Swedish  corporation)**

ResMed  KK  (a  Japanese  corporation)**

ResMed  Beteiligungs  GmbH  (a  German  corporation)

MAP  Medizin-Technologie  GmbH  (a  German  corporation)***

MAP  Medizintechnik f r Arzt und Patient GmbH & Co Kg (a German corporation)****

MAP  Medizintechnik  f  r  Arzt  und  Patient  GmbH  (a  Swiss  corporation)****

MAP Hirsch Medizintechnik f r Arzt und Patient GmbH (an Austrian corporation)****

MAP  Techniques Avanc es pour M decins et Patients SA (a French corporation)****

Blue  Medic  SA  (a  French  corporation)****

MAP  Medische  Techniek  voor  Arts  en  Patient  BV  (a  Dutch corporation)****

Labhardt  Ag  (A  Swiss  corporation)**

Servo  Magnetics  Inc.  (a  Delaware  corporation)

ResMed  Spain  SL  (a  Spanish  corporation)**

-------------------
*A  subsidiary  of  ResMed  Holdings  Limited
**  A  subsidiary  of  ResMed  International  Inc
***  A  subsidiary  of  ResMed  Beteiligungs  GmbH
****  A  subsidiary  of  MAP  Medizin-Technologie  GmbH

EXHIBIT  23.1

              INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE




The  Board  of  Directors  and  Stockholders
ResMed  Inc:



The audits referred to in our report dated August 9, 2002, included the related financial statement schedule as of June 30, 2002 and for each of the years in the three-year period ended June 30, 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Our  report  refers  to  a  change  in  the  method  of accounting for goodwill.

We consent to incorporation by reference in the registration statements, (Nos. 333-08013 and 333-88231) on Form S-8 and the registration statement (No.
333-70500)  on  Form  S3  of  ResMed  Inc.  of  our  reports  included  herein.

/S/  KPMG  LLP

San  Diego,  California
September  9,  2002