Form 10-Q
period 2002-09-30
RESMED INC
filed 2002-11-13
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------
                                    FORM 10-Q
                               -------------------

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30, 2002

[     ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                                     0-26038
                             Commission file number

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

                            Yes [ x ]     No [     ]

As of November 8, 2002 there were 33,014,120 shares of Common Stock ($0.004 par value) outstanding.


                               RESMED INC AND SUBSIDIARIES

                                          INDEX


PART I   FINANCIAL INFORMATION

Item1    Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2002 and            3
         June 30, 2002 (unaudited)

         Condensed  Consolidated Statements of  Income (unaudited) for Three Months    4
         Ended September 30, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows (unaudited) for the Three     5
         Months Ended September 30,  2002 and 2001

         Notes to Condensed Consolidated Financial Statements                          6

Item 2   Management's Discussion and  Analysis of Financial Conditions and            19
         Results of Operations

Item 3   Quantitative and  Qualitative  Disclosures  About  Market  Risk              25

Item 4   Controls and Procedures                                                      34



PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                            35

Item 2   Changes in Securities and Use of Proceeds                                    35

Item 3   Defaults Upon Senior Securities                                              35

Item 4   Submission of Matters to a Vote of Security Holders                          35

Item 5   Other Information                                                            35

Item 6   Exhibits and Report on Form 8-K                                              35

         SIGNATURES                                                                   36

         CERTIFICATIONS                                                               37


PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

                                         RESMED INC AND SUBSIDIARIES
                              Condensed Consolidated Balance Sheets (Unaudited)
                             (in US$ thousands, except share and per share data)

                                                                                   September 30,    June 30,
                                                                                       2002           2002
                                                                                  ---------------  ----------
ASSETS
Current assets:
Cash and cash equivalents                                                         $       73,570   $  72,860
Marketable securities available-for-sale                                                  15,633      19,979
Accounts receivable, net                                                                  46,696      46,199
Inventories, net (Note 4)                                                                 45,086      41,173
Deferred income taxes                                                                     10,215       9,289
Prepaid expenses and other current assets                                                  3,754       4,213
                                                                                  ---------------  ----------
Total current assets                                                                     194,954     193,713
                                                                                  ---------------  ----------

Property, plant and equipment, net of accumulated amortization of $33,629 at
September 30, 2002 and $31,084 at June 30, 2002                                           80,078      79,279

Patents, net of accumulated amortization of $1,985 at September 30, 2002 and
1,862 at June 30, 2002                                                                    2,695       2,653

Goodwill (Note 6)                                                                         92,533      92,536
Other assets                                                                               6,355       8,010
                                                                                  ---------------  ----------
Total non-current assets                                                                 181,661     182,478
                                                                                  ---------------  ----------
Total assets                                                                      $      376,615   $ 376,191
                                                                                  ==============   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                  $       12,022   $  11,605
Accrued expenses                                                                          15,756      15,273
Deferred revenue                                                                           1,919       1,779
Income taxes payable                                                                       5,786       6,905
Payable for property purchase                                                             11,261      11,552
Current portion of deferred profit on sale-leaseback                                       1,865       1,933
                                                                                  ---------------  ----------
Total current liabilities                                                                 48,609      49,047
                                                                                  ---------------  ----------

Non current liabilities:
Deferred revenue                                                                           7,675       7,259
Convertible subordinated notes (Note 10)                                                 118,250     123,250
Deferred profit on sale-leaseback                                                          3,109       3,705
                                                                                  ---------------  ----------
Total non current liabilities                                                            129,034     134,214
                                                                                  ---------------  ----------
Total liabilities                                                                 $      177,643     183,261
                                                                                  ---------------  ----------

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued                     -           -

Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares
authorized; none issued                                                                        -           -

Common stock $0.004 par value 100,000,000 shares authorized; issued and outstanding 32,948,419 at September 30, 2002 and 32,818,160 at June 30, 2002
(excluding 360,347 and 290,047 shares held as Treasury Stock respectively)                   132         132

Additional paid-in capital                                                                95,744      94,153
Retained earnings                                                                        124,214     114,643
Treasury stock                                                                            (9,794)     (7,873)
Accumulated other comprehensive loss (Note 5)                                            (11,324)     (8,125)
                                                                                  ---------------  ----------
Total stockholders' equity                                                               198,972     192,930
                                                                                  ---------------  ----------
Commitments and contingencies (Note 8)                                                         -           -
                                                                                  ---------------  ----------
Total liabilities and stockholders' equity                                        $      376,615   $ 376,191
                                                                                  ==============   ==========

See the accompanying notes to the condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)
               (in US$ thousands, except share and per share data)

                                      Three Months Ended
                                        September  30,
                                        2002      2001
                                      --------  --------
Net revenue                           $58,586   $46,129
Cost of sales                          20,889    15,296
                                      --------  --------
Gross profit                           37,697    30,833
                                      --------  --------

Operating expenses:
Selling, general and administrative    17,791    14,285
Research and development                4,395     3,361
                                      --------  --------
Total operating expenses               22,186    17,646
                                      --------  --------
Income from operations                 15,511    13,187
                                      --------  --------

Other income (expense), net:
Interest income (expense), net           (883)     (735)
Gain on extinguishment of debt            338         -
Other, net                               (967)      117
                                      --------  --------
Total other income (expense), net      (1,512)     (618)
                                      --------  --------


Income before income taxes             13,999    12,569
Income taxes                            4,428     4,031
                                      --------  --------
Net income                            $ 9,571   $ 8,538
                                      =======   ========


Basic earnings per share              $  0.29   $  0.27
Diluted earnings per share            $  0.28   $  0.25

Basic shares outstanding (000's)       32,882    31,722
Diluted shares outstanding (000's)     34,121    34,093

See the accompanying notes to the condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

                                      RESMED INC AND SUBSIDIARIES
                      Condensed Consolidated Statements of Cash Flows (Unaudited)
                                      (in US$ thousands)

                                                                                    Three Months Ended
                                                                                      September  30,
                                                                                     2002       2001
                                                                                   --------  ----------
Cash flows from operating activities:
Net income                                                                         $ 9,571   $   8,538

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                        2,725       2,228
Amortization of deferred borrowing costs                                               248         303
Provision for service warranties                                                        41          49
Foreign currency options revaluation                                                 1,668         635
Gain on debt extinguishment                                                           (338)          -
Profit on sale and lease-back of building                                             (469)          -
Changes in operating assets and liabilities:
Accounts receivable, net                                                              (371)       (574)
Inventories                                                                         (4,235)     (2,405)
Prepaid expenses and other current assets                                              (78)     (3,027)
Accounts payable, accrued expenses and other liabilities                              (712)      5,481
                                                                                   --------  ----------
Net cash provided by operating activities                                            8,050      11,228
                                                                                   --------  ----------

Cash flows from investing activities:
Purchases of property, plant and equipment                                          (4,796)     (2,654)
Patent registration costs                                                             (305)       (394)
Purchase of non-trading investments                                                   (250)     (1,060)
Business acquisitions, net                                                            (300)          -
Purchases of marketable securities - available-for-sale                             (4,000)   (195,498)
Proceeds from sale or maturity of marketable securities-available-for-sale           8,217     175,598
                                                                                   --------  ----------
Net cash used in investing activities                                               (1,434)    (24,008)
                                                                                   --------  ----------

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net                                          1,591       5,319
Proceeds from borrowings, net of borrowing costs                                         -      28,402
Redemption of borrowings                                                            (4,530)          -
Purchase of treasury stock                                                          (1,921)          -
                                                                                   --------  ----------
Net cash provided by (used in) financing activities                                 (4,860)     33,721
                                                                                   --------  ----------
Effect of exchange rate changes on cash                                             (1,046)       (633)
                                                                                   --------  ----------
Net increase/(decrease) in cash and cash equivalents                                   710      20,308

Cash and cash equivalents at beginning of period                                    72,860      40,136
                                                                                   --------  ----------
Cash and cash equivalents at end of period                                         $73,570   $  60,444
                                                                                   =======   ==========

Supplemental disclosure of cash flow information:
Income taxes paid                                                                  $ 5,922   $   4,213
Interest paid                                                                            -           -
                                                                                   =======   ==========


 See the accompanying notes to the condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)     Organization  and  Basis  of  Presentation

ResMed Inc (the Company) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. The Company, through its subsidiaries, designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's manufacturing operations are located in Australia, Germany and the United States. Major distribution and sales sites are located in the United States, the United Kingdom, France, Germany, Australia, Spain, Sweden and Switzerland.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

(2)     Summary  of  Significant  Accounting  Policies

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

(b)     Revenue  Recognition

Revenue on product sales is recorded at the time of shipment and acceptance of legal liability by third parties. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized ratably over the life of the service contract. Revenue received in advance from rental unit contracts is initially deferred and recognized ratably over the life of the rental contract. Revenue from sale of marketing or distribution rights is initially deferred and recognized ratably as revenue over the life of the contract.

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

(2)     Summary  of  Significant  Accounting  Policies,  (continued)

(d)     Inventories

Inventories are stated at the lower of cost or market, determined principally by the first-in, first-out method.

(e)     Property,  Plant  and  Equipment

Property, plant and equipment, including rental equipment, is recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, generally two to ten years. Straight-line and accelerated methods of depreciation are used for tax purposes. Maintenance and repairs are charged to expense as incurred.

(f)     Patents

The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded, the unamortized costs are written off immediately.

(g)     Goodwill

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets. As allowed under the Standard, the Company has adopted SFAS 142 effective July 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment only, goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets.

In accordance with SFAS 142 the Company has completed its initial assessment of goodwill impairment. The results of the review indicated that no impaired goodwill currently exists.

PART  I  -  FINANCIAL  INFORMATION                                      Item  1
-------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)     Summary  of  Significant  Accounting  Policies,  (continued)

(h)     Foreign  Currency

The consolidated financial statements of the Company's non-U.S. subsidiaries, whose functional currencies are other than U.S. dollars, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at period end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income, as described in Note 5, and are included in accumulated other comprehensive loss in the consolidated balance sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions denominated in other than the functional currency of the entity are reflected in operations.

(i)     Research  and  Development

All  research  and  development  costs  are  expensed  in  the  period incurred.

(j)     Earnings  Per  Share

The weighted average shares used to calculate basic earnings per share was 32,882,000 and 31,722,000 for the three month periods ended September 30, 2002 and 2001, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,239,000 and 2,371,000 for the three-month periods ended September 30, 2002 and 2001, respectively. Options of 1,538,000 and nil for the three-month periods ended September 30, 2002 and 2001 respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

(k)     Financial  Instruments

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

(2)     Summary  of  Significant  Accounting  Policies,  (continued)

(l)     Foreign  Exchange  Risk  Management

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

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. The credit exposure of foreign exchange options at September 30, 2002 and June 30, 2002 was $1.0 million and $2.8 million respectively, which represents the positive fair value of options held by the Company.

The Company held foreign currency option contracts with notional amounts totaling $132.6 million and $160.5 million at September 30, 2002 and June 30, 2002 respectively to hedge foreign currency items. These contracts mature at various dates prior to July 2004.

(m)     Income  Taxes

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

(2)     Summary  of  Significant  Accounting  Policies,  (continued)

(n)     Marketable  Securities

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

At September 30, 2002 and June 30, 2002, the Company's investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

(o)     Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

(p)     Impairment  of  Long-Lived  Assets

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

(q)     Capitalized  Software  Production  Costs

Software development costs have been capitalized and will be amortized to the cost of product revenues over the estimated economic lives (generally three to five years) of the products that include such software. Total net capitalized software production costs were $1,378,000 and $1,132,000 at September 30, 2002 and June 30, 2002 respectively.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3)     Accounting  Changes

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and SFAS 146 grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company believes that the adoption of SFAS 146 will not have a material impact on the results of operations, financial position and liquidity of the Company.

The FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002, but may be adopted early. SFAS 145 rescinds SFAS 4 and SFAS 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company has elected to adopt SFAS 145 early and has classified gains from the extinguishment of debt as other income in its Consolidated Statements of Income.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g. assets abandoned, exchanged or distributed to owners in a spin-off), SFAS 144 requires that such assets be considered held and used until disposed.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3)     Accounting  Changes,  (continued)

Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount exceeds its fair value. The Company believes that the adoption of SFAS 144 will not have a material impact on the results of operations, financial position and liquidity of the Company.

In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. As allowed under the Standard, the Company has adopted SFAS 142 effective July 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

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

Effective July 1, 2001, the Company adopted SFAS 141, "Business Combinations". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The initial adoption of SFAS 143 did not have a material impact on the results of operations, financial position and liquidity of the Company.

(4)     Inventories

Inventories were comprised of the following at September 30, 2002 and June 30, 2002 (in thousands):

                  Sept30,    June 30,
                    2002      2002
                  -------    -------
Raw materials     $ 8,934    $ 8,130
Work in progress    2,078      2,057
Finished goods     34,074     30,986
                  -------    -------
                  $45,086    $41,173
                  =======    =======

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)     Comprehensive  Income


The  table  below  presents  other  comprehensive  (income)  loss:

                                     Foreign    Unrealized      Accumulated Other   Retained    Accumulated
                                     Currency   Gains (Losses)  Comprehensive       Earnings    Comprehensive
(in US$000's)                        Items      on Securities   Income (Loss)                   Income (Loss)
                                     --------   -------------   -----------------   ---------   -------------
Beginning balance, July 1, 2002      ($8,230)   $105            ($8,125)            $ 114,643   $106,518
Current period change                 (3,116)    (83)            (3,199)                9,571      6,372
                                     --------   -------------   -----------------   ---------   -------------
Ending balance, September 30, 2002   ($11,346)   $22            ($11,324)           $ 124,214   $112,890
                                     --------   -------------   -----------------   ---------   -------------


The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at September 30, 2002 and June 30, 2002 consisted of foreign currency translation adjustments with net debit balances of $11.3 million and $8.2 million, respectively and unrealized gains on securities with net credit balance of $22,000 (net of tax of $12,000) and $105,000 (net of tax $57,000), respectively.


(6)     Goodwill  and  Other  Intangible  Assets

Changes in the carrying amount of goodwill for the three months ended September 30, 2002, were as follows:

(In US$thousands)
Balance at June 30, 2002                               $92,536
Goodwill on acquisition of John Stark and Associates       300
Foreign currency translation adjustments                  (303)
                                                       --------
Balance at September 30, 2002                          $92,533
                                                       ========

Other intangible assets amounted to $2.7 million (net of accumulated amortization of $2.0 million) and $2.7 million (net of accumulated amortization of $1.9 million) at September 30, 2002 and June 30, 2002, respectively. These intangible assets consist of patents and are amortized over the estimated useful life of the patent, generally five years. There are no expected residual values related to these intangible assets.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(7)  Stockholders'  Equity
     Stock  Options

The Company has granted stock options to personnel, including officers and directors, in accordance with both the 1995 Option Plan and the 1997 Equity Participation Plan (collectively the "Plans"). These options have expiration dates of ten years from the date of grant and vest over three years. The Company granted these options with the exercise price equal to the market value as determined at the date of grant.

The following table summarizes outstanding stock option plan balances as at September 30, 2002

----------------------------------------------------------------------------------------------
                       Number of securities                          Number of securities
                       to be issued upon        Weighted-average     remaining available for
                       exercise of outstanding  exercise price of    future issuance under
Plan Category          options                  outstanding option   equity compensation plans
----------------------------------------------------------------------------------------------

Equity compensation
plans approved by
security holders       5,347,481                $27.51               1,016,802

Equity compensation
plans not approved by
security holders       -                        -                    -
Total                  5,347,481                $27.51               1,016,802
----------------------------------------------------------------------------------------------



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

                                                        Three Months Ended
                                                          September 30,
                                                          2002      2001
                                                        --------  --------
Net income (in thousands):
As reported                                             $ 9,571   $ 8,538
Tax effected compensation cost                           (3,332)   (4,584)
                                                        --------  --------
Pro forma                                                 6,239     3,954

Basic earnings per common share:
As reported                                             $  0.29   $  0.27
Pro forma                                               $  0.19   $  0.12

Diluted income per common and common equivalent share:
As reported                                             $  0.28   $  0.25
Pro forma                                               $  0.18   $  0.12

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
(7)     Stockholders'  Equity,  (continued)

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 3.3% and 4.8% for the three months ended September 30, 2002 and fiscal 2002 respectively; no dividend yield; expected option lives of 3.4 years for the three months ended September 30, 2002 and 5.5 years for fiscal 2002 and volatility of 63% for the three-months ended September 30, 2002 and 60% for fiscal 2002.

Fair Value of compensation costs by period of Grant are noted below (in thousands except per share data):

                   Three Months Ended   Average
Year of Grant        September 30,      Exercise    Fair Value at   Fair Value at
                    2002     2001       Price       Date of Grant   Sep 30, 2002
--------------     ------------------   ---------   -------------   -------------
2003               $1,954    -          $25.42      $11.89          $14.46
2002                2,485    5,019       50.18       26.10           11.98
2001                  666    1,786       27.27       13.41           14.96
2000                   21      243       14.14        6.56           18.59
1999                    -        5       11.31        5.27           19.80
                   ------------------   ----------  -------------   -------------
Compensation Cost  $5,126  $ 7,053
Tax Effected       $3,332  $ 4,584
                   ======  =======


(8)     Commitments  and  Contingencies

The Company is currently engaged in litigation relating to the enforcement and defense of certain of its patents.

In January 1995 ResMed Limited filed a complaint in the United States District Court for the Southern District of California seeking monetary damages from and injunctive relief against Respironics, Inc. for alleged infringement of three of its patents. In February 1995, Respironics, Inc. filed a complaint in the United States District Court for the Western District of Pennsylvania against
ResMed Limited seeking a declaratory judgment that Respironics, Inc. does not infringe claims of these patents and that ResMed Limited's patents are invalid and unenforceable. The Respironics, Inc. complaint also made the University of Sydney a party as the University of Sydney is the assignee of one of the patents in suit; ResMed Limited is the exclusive licensee of that patent. The two actions were combined and are proceeding in the United States District Court for the Western District of Pennsylvania. In June 1996, ResMed Limited filed an additional complaint against Respironics, Inc. for infringement of a fourth ResMed patent, and that complaint was consolidated with the earlier action. As of this date, Respironics, Inc. has brought three partial summary judgment motions for non-infringement of the ResMed patents; the Court has granted each of the motions. In December 1999, in response to the Court's ruling on Respironics, Inc.'s third summary judgment motion, the parties jointly stipulated to a dismissal of charges of infringement under the fourth ResMed patent, with us reserving the right to reassert the charges in the event of a favorable ruling on appeal. It is the Company's intention to appeal the summary judgment rulings after a final judgment in the consolidated litigation has been entered in the District Court proceedings.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(8)     Commitments  and  Contingencies,  (continued)

On August 26, 2002, ResMed Inc., ResMed Corp. and ResMed Limited filed a lawsuit in Federal District Court in San Diego against Fisher & Paykel Healthcare Inc and Fisher & Paykel Healthcare Limited ("Fisher & Paykel Healthcare"). The ResMed complaint seeks a judgment that selected Fisher & Paykel Healthcare mask products (ACLAIM and ACLAIM 2 masks) infringe patents held by ResMed. The complaint further charges the defendants with the copying of ResMed proprietary mask technology and alleges violations of the Lanham Act, trademark and trade dress infringement and common law violations relating to the appearance of ResMed mask products.

On October 11, 2002, ResMed Inc, ResMed Corp, and ResMed Limited filed a lawsuit in Federal District Court in San Diego against Respironics, Inc. ResMed's suit seeks a judgment that certain Respironics, Inc.'s mask products (Contour Deluxe, Comfort Classic, Comfort Select, and Image3 masks) infringe patents held by ResMed. The complaint further charges Respironics, Inc. with copying ResMed's proprietary mask technology, and alleges violation of the Lanham Act, trademark and trade dress infringement, and common law violations relating to the appearance of ResMed mask products. ResMed seeks an injunction and damages.

On October 16, 2002 Respironics, Inc. filed a law suit in Federal District Court for the Western District of Pennsylvania against ResMed Limited seeking a declaratory judgment that Respironics, Inc. does not infringe those patents that are the subject of ResMed's complaint filed in San Diego on October 11, 2002, that such patents are invalid and unenforceable and that Respironics has not committed any other trademark, trade dress or common law violations.

As a preliminary issue motions are to be argued regarding the forum in which the Respironics, Inc. action should proceed (i.e. San Diego or Pittsburgh).

While we are prosecuting and defending, as applicable, the above actions, there can be no assurance that we will be successful.

In addition to the matters described above, in the normal course of business, the Company is subject to routine litigation incidental to the business. While the results of this litigation cannot be predicted with certainty, the Company believes that the final outcome of these ordinary course litigations will not have a material adverse effect on its consolidated results of operations or financial condition.

(9)     Business  Acquisitions

THREE  MONTHS  ENDED  SEPTEMBER  30,  2002

On July 24, 2002 the Company acquired the business of John Stark and Associates, its Texas representative, for total consideration of $300,000 in cash. The acquisition has been accounted for as a purchase and accordingly, the results of operations of John Stark & Associates shall be included within the Company's consolidated financial statements from July 24, 2002. The excess of the purchase price over the fair value of net identifiable assets acquired of $nil has been recorded as goodwill.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
(9)     Business  Acquisitions  (continued)

FISCAL  YEAR  ENDED  JUNE  30,  2002

SERVO MAGNETICS, INC. (SMI). On May 14, 2002, the Company acquired all of the common stock of Servo Magnetics Incorporated through a merger with our wholly-owned subsidiary, Servo Magnetics Acquisition Inc., for total consideration, including acquisition costs, of $32.6 million. Consideration included the issue of 853,448 shares for fair value of $24.8 million with the balance of the acquisition cost paid in cash. Upon consummation of the merger, the surviving corporation, Servo Magnetics Acquisition Inc., changed its name to Servo Magnetics, Inc.

The acquisition has been accounted for as a purchase and accordingly, the results of operations of SMI have been included in the Company's consolidated financial statements from May 14, 2002. The excess of the purchase price over the fair value of the net identifiable assets acquired of $1.9 million has been recorded as goodwill.

Purchased in-process research and development of $350,000 was expensed upon acquisition of SMI because technological feasibility of the products under development had not been established and no further alternative uses existed. The value of in-process technology was calculated by identifying research projects in areas for which technological feasibility had not been established, estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the reduced percentage completion of the projects thereto. The discount rates used in the analysis were 19% and were based on the risk profile of the acquired assets.

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

(10)     Long-Term  Debt

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

During the three months ended September 30, 2002 the Company repurchased $5.0 million face value of its convertible subordinated notes. The total purchase price of the notes was $4.6 million, including $0.1 million in accrued interest. The Company recognized a gain of $0.2 million, net of tax, on these transactions.

During fiscal 2002, the Company repurchased $56.8 million face value of its convertible subordinated notes. The total purchase price of the notes was $49.1 million, including $0.6 million in accrued interest. The Company recognized a gain of $4.0 million, net of tax of $2.5 million, on these transactions.

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

NET  REVENUE

Net revenue increased for the three months ended September 30, 2002 to $58.6 million from $46.1 million for the three months ended September 30, 2001, an increase of $12.5 million or 27%. Net revenue in North and Latin America increased to $28.3 million from $21.6 million or 31% and internationally increased to $30.3 million from $24.6 million or 23% for the same time periods.

The increase in net revenue is primarily attributable to an increase in unit sales of the Company's flow generators and accessories in both domestic and international markets. Sales also benefited from a 10% appreciation of the Euro against the US dollar and a full quarter of sales from our recently acquired subsidiary, Servo Magnetics, Inc (SMI). Sales of flow generators for the quarter increased by 22% compared to the quarter ended September 30, 2001, 20% in North and Latin America and 24% internationally. Sales of mask systems, motors and other accessories increased by 33%; 43% in North and Latin America; and 22% internationally, for the three months ended September 30, 2002 compared to the quarter ended September 30, 2001.

GROSS  PROFIT

Gross profit increased for the three months ended September 30, 2002 to $37.7 million from $30.8 million for the three months ended September 30, 2001, an increase of $6.9 million or 22%. Gross profit as a percentage of net revenue for the quarter ended September 30, 2002 was 64%, compared to 67% in the September 30, 2001 quarter. The lower margin was predominantly attributable to increased sales from our acquired subsidiaries, MAP and SMI, whose gross margins are lower than the historical average margins achieved by our Company as a whole, and to an appreciation of the Australian dollar against the US dollar since the majority of our costs are incurred in Australian dollars.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses increased for the three months ended September 30, 2002 to $17.8 million from $14.3 million for the three months ended September 30, 2001, an increase of $3.5 million or 25%. As a percentage of net revenue, selling, general and administrative expenses for the three months ended September 30, 2002 was 30%, broadly consistent with the percentage for the September 30, 2001 quarter of 31%. The increase in gross selling, general and administrative expenses was due primarily to an expansion of selling and administration personnel associated with the growth of company operations.

RESEARCH  AND  DEVELOPMENT  EXPENSES

Research and development expenses increased for the three months ended September 30, 2002 to $4.4 million from $3.4 million for the three months ended September 30, 2001, an increase of $1.0 million or 31%. As a percentage of net revenue, research and development expenses for the three months ended September 30, 2002 increased to 7.5% from 7.3% for the period ended September 30, 2001. The increase in gross research and development expenses was due to an appreciation of the Australian dollar against the US dollar, since our research and development costs are primarily incurred in Australian dollars, and increased salaries associated with an increase in personnel and increased charges for consulting fees and technical assessments incurred to facilitate development of new products including the recently released Mirage Vista nasal mask and S7 lightweight CPAP flow generator.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


OTHER  INCOME  (EXPENSES),  NET

Other income (expenses), net decreased for the three months ended September 30, 2002 to net expense of $1.5 million from net expense of $0.6 million for the three months ended September 30, 2001. The increase in other expense, net over the three-month period primarily reflects foreign currency losses on foreign currency derivatives.


INCOME  TAXES

The Company's effective income tax rate for the three months ended September 30, 2002 was approximately 31.6%, which was broadly consistent with the effective tax rate of 32.1% for the three months ended September 30, 2001.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had cash and cash equivalents and marketable securities available-for-sale of approximately $89.2 million and $92.8 million, at September 30, 2002 and June 30, 2002, respectively. The Company's working capital approximated $146.3 million and $144.7 million, at September 30, 2002 and June 30, 2002, respectively.

During the three months ended September 30, 2002, the Company's operations generated cash of $8.1 million. During the three months ended September 30, 2001 approximately $11.2 million of cash was provided by operations. The reduction in cash from operations reflects an increase in inventory balances and a change in the timing of tax payments.

The Company's capital expenditures for the three month periods ended September 30, 2002 and 2001 aggregated $4.8 million and $2.7 million, respectively. The majority of the expenditures in the three-month period ended September 30, 2002 related to payments for construction of our new manufacturing facility, a computer disaster recovery system and acquisition of production tooling and equipment. As a result of these capital expenditures, the Company's September 30, 2002 balance sheet reflects net property, plant and equipment of approximately $80.1 million at September 30, 2002, compared to $79.3 million at June 30, 2002.

During the three months ended September 30, 2002 and the fiscal year ended June 30, 2002, we repurchased $5.0 million and $56.8 million face value of our convertible subordinated notes respectively. The total purchase price of the notes repurchased during the quarter was $4.6 million, including $0.1 million in accrued interest. We recognized a gain of $0.2 million, net of tax, on these transactions. As at September 30, 2002 and June 30, 2002, we had convertible subordinated notes outstanding of $118.3 and $123.3 million respectively.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES,  (CONTINUED)

We may from time to time seek to retire our convertible subordinated notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, and our current or future contractual obligations, if any, that may directly or indirectly apply to such transactions.

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

On April 26, 2002, we settled our purchase of a 30-acre site at Norwest Business Park, located northwest of Sydney, Australia. The acquisition cost was $23.6 million, including deferred payments of $5.7 million due in October 2002 and $5.7 million due in April 2003. We expect the first building, a manufacturing facility, to be completed on this site in fiscal year 2004. New research and development and office facilities are expected to be completed in 2004. We estimate that the building costs will be approximately $30.0 million.

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

The acquisition has been accounted for as a purchase and accordingly, the results of operations of SMI have been included in the our consolidated financial statements from May 14, 2002. The excess of the purchase price over the fair value of the net identifiable assets acquired of $1.9 million has been recorded as goodwill.

On June 6, 2002, the Board of Directors authorized us to repurchase up to 4 million shares of our outstanding common stock. For fiscal year 2002, we repurchased 290,047 shares at a cost of $7.9 million and during the quarter ended September 30, 2002 we repurchased 70,300 shares at a cost of $1.9 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


LIQUIDITY  AND  CAPITAL  RESOURCES,  (CONTINUED)

Details  of  contractual  obligations  at  September  30,  2002  are as follows:

                                                                 Payments Due by Period
                                    -----------------------------------------------------------
In $000's                           Less than 1 year      1-3 years   4-5 years   After 5 years
                                    -----------------------------------------------------------
Long-Term Debt                        -                   $118,250         -                 -
Operating Leases                    $4,597                   8,412    $2,252      $         336
Unconditional Purchase Obligations  12,061                       -         -                 -
Total Contractual Cash Obligations  16,658                 126,662     2,252                336
                                    -----------------------------------------------------------


Details  of  other  commercial commitments at September 30, 2002 are as follows:

In $000's                     Total Amounts          Amount of Commitment Expiration Per Period
                                  Committed   Less than 1 year   1-3 years   4-5 years   Over 5 years
                              -------------   -------------------------------------------------------
Lines of Credit               $          76   $             76   $       -   $       -   $          -
Standby Letters of Credit                 -                  -           -           -              -
Guarantees(1)                        13,236             11,414         636           -          1,186
Standby Repurchase Obligations            -                  -           -           -              -
Other Commercial Commitments            652                652           -           -              -
Total Commercial Commitments         13,964             12,142         636           -          1,186


(1) The above guarantees relate to guarantees provided by banks. Guarantees of $11.3 million relate to deferred payments due on our land purchase at Norwest and have been recorded as a liability in our financial accounts. The guarantees are secured by cash deposits held with the bank. The balance of the guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.


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


CRITICAL  ACCOUNTING  PRINCIPLES  AND  ESTIMATES

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

(3) Valuation of Goodwill, Intangible and Other Long-Lived Assets. We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

CRITICAL  ACCOUNTING  PRINCIPLES  AND  ESTIMATES  (CONTINUED)

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

(5)  Provision  for  Warranty.   We  provide  for  the estimated cost of product
warranties at the time the related revenue is recognized. The amount of this provision is determined by using a financial model which takes into consideration actual historical expenses and potential risks associated with our different products. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision. Although we engage in product improvement programs and processes, our warranty obligation is affected by product failure rates and costs incurred to correct those product failures. Should actual product failure rates or estimated costs to repair those product failures differ from our estimates, revisions to our estimated warranty provision would be required.

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

We have established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditure. The goal of this hedging program is to economically guarantee or lock in the exchange rates on our foreign currency exposures denominated in Euros and the Australian dollar. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

The table below provides information in US dollar equivalents on our foreign-currency denominated financial assets by legal entity functional currency (in thousands):

------------------------------------------------------------------------------------------------------
                                                     Foreign Currency Financial Assets
                                      AUD      USD       EUR      GBP       SGD    NZD    SEK    CHF
AUD Functional Currency Entities:
Assets                                    -  $41,732   $8,620   $ 2,409   $1,445   $ 94  $451   $  299
Liability                                 -   (3,602)     (35)   (4,843)     (34)     -   (18)       -
Net Total                                 -   38,130    8,585    (2,434)   1,411     94   433      299

USD Functional Currency Entities:
Assets                              $16,912        -        -         -        -      -     -        -
Liability                                 -        -        -         -        -      -     -        -
Net Total                           $16,912        -        -         -        -      -     -        -

Euro Functional Currency Entities:
Assets                              $ 4,663       65        -         -        -      -     -    1,487
Liability                                 -     (105)       -         -        -      -     -        -
Net Total                           $ 4,663      (40)       -         -        -      -     -    1,487
------------------------------------------------------------------------------------------------------

The table below provides information about our foreign currency derivative financial instruments and presents such information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at September 30, 2002. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

                                                                                       Fair Value Assets/(Liabilities)
(In thousands except exchange rates) FY 2003          FY 2004         Total            September 30,     June 30,
                                                                                       2002              2002
Foreign Exchange Call Options
(Receive AUS$/Pay U.S.$)
Option amount                       $39,000           $66,000         $105,000         $896              $2,341
Average contractual exchange rate   AUS$1= USD0.548   AUS$1=USD0.591  AUS$1=USD0.575

(Receive AUS$/Pay Euro)
Option amount                       $27,583           -               $27,583          $113              $423
Average contractual exchange rate   AUS$1=Euro0.591                   AUS$1=Euro0.591
                                                                                       -------------     -------------
Total                                                                                  1,009             2,764
                                                                                       -------------     -------------

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

At September 30, 2002, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We maintain a short-term investment portfolio containing financial instruments in which the majority of funds invested have original maturities of greater than three months but less than twelve months. The financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

A hypothetical 100 basis point change in interest rates during the three months ended September 30, 2002, would have resulted in approximately $0.1 million change in pre-tax income. In addition, the value of our marketable securities would change by approximately $0.1 million following a hypothetical 100 basis point change in interest rates. We do not use derivative financial instruments in our investment portfolio.

FORWARD-LOOKING  STATEMENTS

This report on Form 10-Q contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to our management. The words "believe," "expect," "anticipate," "estimate," "plan," "future" and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified below and elsewhere in this report. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

                                  -26

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


RISK  FACTORS

The risks and uncertainties that may affect our business, financial condition or results of operations include the following:

OUR INABILITY TO COMPETE SUCCESSFULLY IN OUR MARKETS MAY HARM OUR BUSINESS. The markets for our sleep disordered breathing (SDB) products are highly competitive and are characterized by frequent product improvements and evolving technology. Our ability to compete successfully depends, in part, on our ability to develop innovative new products and to be the first to market with those products. The development of innovative new products by our competitors or the discovery of alternative treatments or potential cures for the conditions that our products treat could result in our products becoming noncompetitive or obsolete.

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

OUR BUSINESS DEPENDS ON OUR ABILITY TO MARKET EFFECTIVELY TO DEALERS OF HOME HEALTH CARE PRODUCTS AND SLEEP CLINICS. We market our products primarily to home health care dealers and to sleep clinics that diagnose obstructive sleep apnea (OSA) and other sleep disorders. We believe that home health care dealers and sleep clinics play a significant role in determining which brand of product a patient will use. For example, in the United States, when a physician at a sleep clinic prescribes the use of a product, the patient typically purchases the product from a home health care dealer. The physician may or may not prescribe a specific brand of product. If a specific brand is prescribed, we believe the brand prescribed depends upon the brand of product that is used in the sleep clinic. If a specific brand is not prescribed, the home health care dealer may recommend a specific brand. Occasionally, even if the physician prescribes a specific brand, a home health care dealer may substitute a competitive product for the patient. We have limited resources to market to the more than 2,000 U.S. sleep clinics and the more than 4,000 home health care dealer branch locations, most of which use, sell or recommend several brands of products. In addition, home health care dealers have experienced price pressures as government and third-party reimbursement have declined for home care products, and home health care dealers are requiring price discounts and longer periods of time to pay for products purchased from us. We cannot assure you that sleep clinic physicians will continue to prescribe our products, or that home health care dealers or patients will not substitute competing products when a prescription specifying our products has been written. The success of our business depends on our ability to market effectively to home health care dealers and sleep clinics and to ensure that our products are properly marketed and sold by these third parties.

PART  I  -  FINANCIAL  INFORMATION     Item  3
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


RISK  FACTORS  (CONTINUED)

We intend to expand our marketing activities to target the population with a predisposition to SDB as well as various medical specialists. We cannot assure you that these marketing efforts will be successful in increasing awareness of our products.

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

IF WE FAIL TO INTEGRATE OUR RECENT ACQUISITIONS WITH OUR OPERATIONS, OUR BUSINESS COULD SUFFER. The integration of acquired operations requires significant efforts from our company and the acquired entity. We may find it difficult to integrate the operations our of acquired entities. Personnel may leave because of the acquisition and distributors or suppliers may terminate their arrangements with acquired entities, or demand amended terms to these arrangements. Additionally, our management may have their attention diverted while trying to integrate the acquisitions. This diversion or these difficulties in integration could have an adverse impact on us. If we are not able to successfully integrate the operations of acquired entities, we may not realize the anticipated benefits of the acquisition.

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


RISK  FACTORS  (CONTINUED)

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

In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Many states and other countries have adopted laws similar to the federal Anti-Kickback Law. We are also subject to other federal and state fraud laws applicable to payment from any third party payer. These laws prohibit persons from knowingly and willfully filing false claims or executing a scheme to defraud any healthcare benefit program, including private third party payors. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third party payors. Any violation of these laws and regulations could result in civil and criminal penalties, including fines.

PART  I  -  FINANCIAL  INFORMATION                                       Item  3
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


RISK  FACTORS  (CONTINUED)

COMPLYING WITH REGULATIONS IS AN EXPENSIVE AND TIME-CONSUMING PROCESS, AND ANY FAILURE TO COMPLY COULD RESULT IN SUBSTANTIAL PENALTIES.

We are subject to various federal, state, local and international regulations regarding our business activities. Failure to comply with various regulations could result in, among other things, recalls of our products, substantial fines and/or criminal charges against us and our employees.

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

DISRUPTIONS IN THE SUPPLY OF COMPONENTS FROM SUPPLIERS COULD RESULT IN A SIGNIFICANT REDUCTION IN SALES AND PROFITABILITY. We purchase uniquely configured components for our devices from various suppliers including some in which we use single-source suppliers. We cannot assure you that a replacement supplier would be able to configure its components for our devices on a timely basis or, in the alternative, that we would be able to reconfigure our devices to integrate the replacement part. A reduction or stoppage in supply while a replacement supplier reconfigures its components, or while we reconfigure our components for the replacement part, would limit our ability to manufacture our devices, which could result in a significant reduction in sales and profitability. We cannot assure you that our inventories would be adequate to meet our production needs during any prolonged interruption of supply.

PART  I  -  FINANCIAL  INFORMATION     Item  3
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


RISK  FACTORS  (CONTINUED)

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


RISK  FACTORS  (CONTINUED)

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATION FOR A VARIETY OF REASONS. Our operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from a number of factors, including:

-     the  introduction  of  new  products  by  us  or  our  competitors;
-     the  geographic  mix  of  product  sales;
-     the  success  of  our  marketing  efforts  in  new  regions;
-     changes  in  third  party  reimbursement;
-     timing  of  regulatory  clearances  and  approvals;
-     timing  of  orders  by  distributors;
-     expenditures  incurred  for  research  and  development;
-     competitive  pricing  in  different  regions;
-     seasonality;
-     the  cost  and  effect  of  promotional  and  marketing  programs;
-     the  effect  of  foreign  currency  transaction  gains  or  losses;  and
-     other  activities  of  our  competitors

IF A NATURAL OR MAN MADE DISASTER STRIKES OUR MANUFACTURING FACILITIES, WE WILL BE UNABLE TO MANUFACTURE OUR PRODUCTS FOR A SUBSTANTIAL AMOUNT OF TIME AND OUR SALES WILL DECLINE. Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead time to repair or replace. The facilities may be affected by natural or man made disasters and in the event it was affected by a disaster, we would be forced to rely on third party manufacturers. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

PART  I  -  FINANCIAL  INFORMATION                                       Item  3
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


RISK  FACTORS  (CONTINUED)

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

PART  I  -  FINANCIAL  INFORMATION                                       Item  4
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART  II  -  OTHER  INFORMATION                                       Items  1-6
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES

Item  1   Legal  Proceedings
          Refer  Note  8 to the Condensed Consolidated Financial Statements

Item  2   Changes  in  Securities  and  Use  of  Proceeds
          None

Item  3   Defaults  Upon  Senior  Securities
          None

Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders
          The Company's Annual Meeting of Shareholders was held on November 11, 2002. The holders of 22,527,765 shares of the Company's stock
          (approximately 68% of the outstanding shares) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (1) to elect three directors, to serve for a three year term; (2) to ratify the selection of auditors of the Company for the fiscal year ending June 30, 2003; and (3) to transact such other business as may properly come before the meeting.

          (1) Dr Christopher G Roberts, Mr Donagh McCarthy and Mr Louis A Simpson, nominated by the Company's Board of Directors, were elected to serve until 2005. There were no other nominees.

          Shares  were  voted  as  follows:

Name                      For         Withholding Vote For
------------------------  ----------  --------------------
Dr Christopher G Roberts  22,412,643                85,449
Mr Donagh McCarthy        22,349,759               148,322
Mr Louis A Simpson        22,411,454                86,298

          (2) The selection of KPMG LLP as independent public accountants for the 2003 fiscal year was ratified: affirmative votes, 22,382,952 shares; negative votes 144,813 shares.

          (3)  There  was  no  other  business  transacted  at  the  meeting.

Item  5   Other  Information
          None

Item  6   Exhibits  and  Report  on  Form  8-K
          a) Exhibits
             None
          b) Reports  on  Form  8-K
          On  September  11,  2002,  the  Registrant  filed a report on Form 8-K
          relating  to   the   Registrant's   Regulation  FD,   Disclosure   and
          Certifications of its Chief Executive Officer and Chief Financial Officer

PART  II  -  OTHER  INFORMATION
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ResMed  Inc.



/S/  PETER  C.  FARRELL
-----------------------------------------
Peter  C  Farrell
President  and  Chief  Financial  Officer




/S/  ADRIAN  M.  SMITH
-----------------------------------------
Adrian  M  Smith
Vice  President  Finance  and  Chief  Financial  Officer

PART  II  -  OTHER  INFORMATION
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
                                 CERTIFICATIONS

I,  Peter  C.  Farrell,  certify  that:

1.     I  have  reviewed  this  quarterly  report  on  Form  10-Q of ResMed Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November  12,  2002

/S/  PETER  C.  FARRELL
----------------------------------------
Peter  C.  Farrell
Chairman  and  Chief  Executive  Officer

PART  II  -  OTHER  INFORMATION
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
                                 CERTIFICATIONS

I,  Adrian  M.  Smith,  certify  that:

1.     I  have  reviewed  this  quarterly  report  on  Form  10-Q of ResMed Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November  12,  2002

/S/  ADRIAN  M.  SMITH
----------------------------------------
Adrian  M.  Smith
Vice  President  Finance  and  Chief  Financial  Officer