Form 10-Q
period 2002-12-31
RESMED INC
filed 2003-02-13
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER  31,  2002

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

                            Yes [ x ]     No [     ]

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12b-2 of the Exchange Act)

                            Yes [ x ]     No [     ]


As of February 7, 2003, 33,060,043 shares of Common Stock ($0.004 par value) were outstanding.

                               RESMED INC. AND SUBSIDIARIES
                                           INDEX
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements                                                            3
         Condensed Consolidated Balance Sheets (unaudited) as of December 31, 2002 and
         June 30, 2002

         Condensed Consolidated Statements of Income (unaudited) for the Three Months    4
         Ended December 31, 2002 and 2001 and the Six Months Ended
         December 31, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows (unaudited) for the Six         5
         Months Ended December 31, 2002 and 2001

         Notes to Condensed Consolidated Financial Statements                            6

Item 2   Management's Discussion and Analysis of Financial Conditions and               21
         Results of Operations

Item 3   Quantitative and Qualitative Disclosures About Market Risk                     28

Item 4   Controls and Procedures                                                        37



PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                              38

Item 2   Changes in Securities and Use of Proceeds                                      38

Item 3   Defaults Upon Senior Securities                                                38

Item 4   Submission of Matters to a Vote of Security Holders                            38

Item 5   Other Information                                                              38

Item 6   Exhibits and Reports on Form 8-K                                               38

         SIGNATURES                                                                     39

         CERTIFICATIONS                                                                 40

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                                        RESMED INC. AND SUBSIDIARIES
                              Condensed Consolidated Balance Sheets (Unaudited)
                                    (in US$ thousands, except share data)
                                                                                   December 31,    June 30,
                                                                                       2002          2002
                                                                                   --------------  ----------
ASSETS
Current assets:
Cash and cash equivalents                                                         $      82,468   $  72,860
Marketable securities - available-for-sale                                                4,114      19,979
Accounts receivable, net of allowance for doubtful accounts of $2,084 at
December 31, 2002 and $1,938 at June 30, 2002                                            49,243      46,199
Inventories (note 4)                                                                     45,422      41,173
Deferred income taxes                                                                     9,844       9,289
Prepaid expenses and other current assets                                                 5,685       4,213
                                                                                  --------------  ----------
Total current assets                                                                    196,776     193,713
                                                                                  --------------  ----------

Property, plant and equipment, net of accumulated amortization of $36,686 at
December 31, 2002 and $31,084 at June 30, 2002                                           85,066      79,279

Patents, net of accumulated amortization of $2,423 at December 31, 2002 and
1,862 at June 30, 2002                                                                   2,926       2,653

Goodwill (note 6)                                                                        96,167      92,536
Other assets                                                                              6,203       8,010
                                                                                  --------------  ----------
Total non-current assets                                                                190,362     182,478
                                                                                  --------------  ----------
Total assets                                                                      $     387,138   $ 376,191
                                                                                  ==============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                  $      12,454   $  11,605
Accrued expenses                                                                         15,583      15,273
Deferred revenue                                                                          5,065       3,636
Income taxes payable                                                                      4,924       6,905
Payable for property purchase                                                             5,812      11,552
Current portion of deferred profit on sale-leaseback                                      1,926       1,933
                                                                                  --------------  ----------
Total current liabilities                                                                45,764      50,904
                                                                                  --------------  ----------

Non-current liabilities:
Deferred revenue                                                                          6,578       5,402
Convertible subordinated notes (note 10)                                                113,250     123,250
Deferred profit on sale-leaseback                                                         2,728       3,705
                                                                                  --------------  ----------
Total non-current liabilities                                                           122,556     132,357
                                                                                  --------------  ----------
Total liabilities                                                                       168,320     183,261
                                                                                  --------------  ----------

Commitments and contingencies (note 8)                                                        -           -

Stockholders' equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued                    -           -

Series A Junior Participating Preferred Stock, $0.01 par value, 250,000 shares
authorized; none issued                                                                       -           -

Common stock, $0.004 par value, 100,000,000 shares authorized; issued and
Outstanding 33,018,205 at December 31, 2002 and 32,818,160 at June 30, 2002
(excluding 415,365 and 290,047 shares held as Treasury Stock respectively)                  132         132

Additional paid-in capital                                                               97,507      94,153
Retained earnings                                                                       134,598     114,643
Treasury stock                                                                          (11,415)     (7,873)
Accumulated other comprehensive loss (note 5 )                                           (2,004)     (8,125)
                                                                                  --------------  ----------
Total stockholders' equity                                                              218,818     192,930
                                                                                  --------------  ----------
Total liabilities and stockholders' equity                                        $     387,138   $ 376,191
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

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)
                    (in US$ thousands, except per share data)

                                       Three Months Ended    Six Months Ended
                                          December 31,          December 31,
                                        2002      2001      2002       2001
                                      --------  --------  --------   --------
Net revenue                           $65,293   $48,924   $123,879   $95,053
Cost of sales                          23,454    17,087     44,343    32,383
                                      --------  --------  --------   --------
Gross profit                           41,839    31,837     79,536    62,670
                                      --------  --------  --------   --------

Operating expenses:
Selling, general and administrative    20,931    14,774     38,722    29,059
Research and development                4,836     3,617      9,231     6,978
                                      --------  --------  --------   --------
Total operating expenses               25,767    18,391     47,953    36,037
                                      --------  --------  --------   --------
Income from operations                 16,072    13,446     31,583    26,633
                                      --------  --------  --------   --------

Other income (expense), net:
Interest income (expense), net           (743)     (833)    (1,626)   (1,568)
Gain on extinguishment of debt            191         -        529         -
Other, net                               (318)      (79)    (1,285)       38
                                      --------  --------  --------   --------
Total other income (expense), net        (870)     (912)    (2,382)   (1,530)
                                      --------  --------  --------   --------

Income before income taxes             15,202    12,534     29,201    25,103

Income taxes                           (4,818)   (3,755)    (9,246)   (7,786)
                                      --------  --------  --------   --------
Net income                            $10,384   $ 8,779   $ 19,955   $17,317
                                      ========  ========  ========   ========

Basic earnings per share              $  0.31   $  0.27   $   0.61   $  0.54
Diluted earnings per share            $  0.30   $  0.26   $   0.58   $  0.51

Basic shares outstanding (000's)       32,994    32,043     32,939    31,882
Diluted shares outstanding (000's)     34,346    34,293     34,234    34,193

See accompanying notes to unaudited condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                                       RESMED INC. AND SUBSIDIARIES
                        Unaudited Condensed Consolidated Statements of Cash Flows
                                            (in US$ thousands)

                                                                                      Six Months Ended
                                                                                        December  31,
                                                                                      2002        2001
                                                                                    ---------  ----------
Cash flows from operating activities:
Net income                                                                          $ 19,955   $  17,317

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                          5,752       4,461
Amortization of deferred borrowing costs                                                 450         629
Provision for service warranties                                                          83          71
Foreign currency options revaluations                                                  1,681         953
Gain on debt extinguishment                                                             (529)          -
Profit on sale and lease-back of building                                               (949)          -

Changes in operating assets and liabilities:
Accounts receivable, net                                                              (1,713)     (3,725)
Inventories                                                                           (2,737)     (4,306)
Prepaid expenses and other current assets                                             (1,566)     (4,267)
Accounts payable, accrued expenses and other liabilities                                (259)      4,486
                                                                                    ---------  ----------
Net cash provided by operating activities                                             20,168      15,619
                                                                                    ---------  ----------
Cash flows from investing activities:
Purchases of property, plant and equipment                                           (10,617)     (9,453)
Patent registration costs                                                               (773)       (627)
Purchase of non-trading investments                                                     (503)     (2,339)
Business acquisitions, net of cash acquired of nil (2001:$369) (note 9)                 (300)     (6,544)
Purchases of marketable securities - available-for-sale                               (4,000)   (239,813)
Proceeds from sale or maturity of marketable securities - available- for- sale        19,703     230,204
                                                                                    ---------  ----------
Net cash used in investing activities                                                  3,510     (28,572)
                                                                                    ---------  ----------
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net                                            3,354       8,214
Proceeds from borrowings, net of borrowing costs                                           -      28,402
Repayment for property purchase                                                       (5,870)          -
Redemption of borrowings, convertible note                                            (9,217)          -
Purchase of treasury stock                                                            (3,542)          -
                                                                                    ---------  ----------
Net cash (used) provided by financing activities                                     (15,275)     36,616
                                                                                    ---------  ----------
Effect of exchange rate changes on cash                                                1,205         248
                                                                                    ---------  ----------

Net increase in cash and cash equivalents                                              9,608      23,911

Cash and cash equivalents at beginning of period                                      72,860      40,136
                                                                                    ---------  ----------
Cash and cash equivalents at end of period                                          $ 82,468   $  64,047
                                                                                    =========  ==========

Supplemental disclosure of cash flow information:
Income taxes paid                                                                   $ 11,475   $  10,733
Interest paid                                                                          2,265       3,600

Fair value of assets acquired on acquisition                                               -       2,634
Liabilities assumed                                                                        -      (1,131)
Goodwill on acquisition                                                                  300       5,410
                                                                                    ---------  ----------
Cash paid for acquisitions                                                               300       6,913
                                                                                    =========  ==========

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


(1)     Organization  and  Basis  of  Presentation

ResMed Inc (the Company) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. The Company, through its subsidiaries, designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company's manufacturing operations are located in Australia, Germany and the United States. Major distribution and sales sites are located in the United States, Germany, France, United Kingdom, Switzerland, Australia and Sweden.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2002 and the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

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

(b)     Revenue  Recognition

Revenue on product sales is generally recorded upon shipment, at which time title transfers to the customer. Revenue on product sales which require customer acceptance is not recorded until acceptance is received. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized ratably over the life of the service contract. Revenue received in advance from rental unit contracts is initially deferred and recognized ratably over the life of the rental contract. Revenue from sale of marketing or distribution rights is initially deferred and recognized ratably as revenue over the life of the contract. Freight charges billed to customers are included in revenue. All freight-related expenses are charged to cost of sales.

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

(2)     Summary  of  Significant  Accounting  Policies,  Continued





(d)     Inventories

Inventories are stated at the lower of cost, determined principally by the first-in, first-out method.


(e)     Property,  Plant  and  Equipment

Property, plant and equipment, including rental equipment, is recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, generally two to ten years except for buildings which are depreciated over an estimated useful life of 40 years. Straight-line and accelerated methods of depreciation are used for tax purposes. Maintenance and repairs are charged to expense as incurred.

(f)     Patents

The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded, the unamortized costs are written off immediately.

(g)     Goodwill

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets. As allowed under the Standard, the Company adopted SFAS 142 effective July 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets.

The Company conducted its annual review for goodwill impairment in July 2002. In conducting our review of goodwill impairment, the Company identified reporting units, being components of our operating segment, as each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on discounted cash flows and involved a two step process as follows:

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)     Summary  of  Significant  Accounting  Policies,  Continued

(g)     Goodwill  (continued)

Step 1 - Compare the fair value for each reporting unit to its carrying value, including goodwill. For each reporting unit where the carrying value, including goodwill, exceeds the reporting unit's fair value, move on to step 2. If a reporting unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 - Allocate the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the goodwill. Then, compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The  results  of  the  review  indicated  that  no   impaired  goodwill  exists.

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

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)     Summary  of  Significant  Accounting  Policies,  Continued

(j)     Earnings  Per  Share

The weighted average shares used to calculate basic earnings per share was 32,994,000 and 32,043,000 for the three month periods ended December 31, 2002 and 2001 respectively, and 32,939,000 and 31,882,000 for the six-month periods ended December 31, 2002 and 2001. respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,352,000 and 2,250,000 for the three-month periods ended December 31, 2002 and 2001 respectively and by 1,295,000 and 2,311,000 for the six-month periods ended December 31, 2002 and 2001, respectively. Options of 1,495,000 and nil for the three-month periods ended December 31, 2002 and 2001 respectively and 1,516,000 and nil for the six-month periods ended December 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

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

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)     Summary  of  Significant  Accounting  Policies,  Continued

(l)     Foreign  Exchange  Risk  Management,  (continued)

The Company's foreign currency derivatives portfolio represents a cashflow hedge program against the net cash flow of its international manufacturing operations. The Company has determined its hedge program to be a non-effective hedge as defined under SFAS 133. As such, the foreign currency derivatives portfolio is recorded in the consolidated balance sheets at fair value and included in other assets or other liabilities.

All movements in the fair value of the foreign currency derivatives are recorded within other income, net on the Company's consolidated statements of income.

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

At December 31, 2002 and June 30, 2002, the Company's investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

As at December 31, 2002, contractual maturities of marketable securities-available-for-sale were all less than one year.

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

(q)     Capitalized  Software  Production  Costs

Software development costs have been capitalized and will be amortized to the cost of product revenues over the estimated economic lives (generally three to five years) of the products that include such software. Total net capitalized software production costs were $1,557,000 and $1,132,000 at December 31, 2002 and June 30, 2002 respectively.

(3)     Accounting  Changes

On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation.

SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002.

SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company is currently assessing the disclosure requirements of SFAS 148.



In July 2002, the FASB issued SFAS 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3)     Accounting  Changes,  Continued

SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a company may not restate its previously issued financial statements and SFAS 146 grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company believes that the adoption of SFAS 146 will not have a material impact on the results of operations, financial position and liquidity of the Company.

The FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company has classified gains from the extinguishment of debt as other income in its Consolidated Statements of Income.

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

Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount exceeds its fair value. The Company adopted SFAS 144 on July 1, 2002. Adoption of the standard did not have a material impact on the results of operations, financial position and liquidity of the Company.

In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. As allowed under the Standard, the Company has adopted SFAS 142 effective July 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.
                                       -12

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3)     Accounting  Changes,  Continued

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. In accordance with SFAS 142 the Company completed its annual assessment of goodwill impairment in July 2002. The results of the review indicated that no impaired goodwill currently exists.

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

(4)     Inventories

Inventories were comprised of the following at December 31, 2002 and June 30, 2002:

(In $US thousands) Dec 31,  June 30,
                   2002     2002
                   -------  -------
Raw materials      $10,718  $ 8,130
Work in progress     2,170    2,057
Finished goods      32,534   30,986
                   -------  -------
                   $45,422  $41,173
                   -------  -------

(5)     Comprehensive  Income

The  table  below  presents  other  comprehensive  (income)  loss:

                                    Foreign     Unrealized       Accumulated Other   Retained     Accumulated
                                    Currency    Gains (Losses)   Comprehensive       Earnings     Comprehensive
(in US$000's)                       Items       on Securities    Income (Loss)                    Income (Loss)
                                   ------------------------------------------------------------------------------
Beginning balance, July 1, 2002     ($8,230)    $ 105            ($8,125)            $ 114,643    $106,518
Current period change                 6,226      (105)             6,121                19,955      26,076
                                   ------------------------------------------------------------------------------
Ending balance, December 31, 2002   ($2,004)    $  -             ($2,004)            $ 134,598    $132,594
                                   ==============================================================================

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)     Comprehensive  Income,  Continued

The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at December 31, 2002 and June 30, 2002 consisted of foreign currency translation adjustments with net debit balances of $2.0 million and $8.2 million, respectively and unrealized gains on securities with net credit balance of $nil and $105,000 (net of tax $57,000), respectively.

(6)     Goodwill  and  Other  Intangible  Assets

Changes in the carrying amount of goodwill for the six months ended December 31, 2002, were as follows:

(In US$thousands)
Balance at June 30, 2002                               $92,536
Goodwill on acquisition of John Stark and Associates       300
Foreign currency translation adjustments                 3,331
                                                       -------
Balance at December 31, 2002                           $96,167
                                                       -------

Other intangible assets amounted to $2.9 million (net of accumulated amortization of $2.4 million) and $2.7 million (net of accumulated amortization of $1.9 million) at December 31, 2002 and June 30, 2002, respectively. These intangible assets consist of patents and are amortized over the estimated useful life of the patent, generally five years. There are no expected residual values related to these intangible assets.

(7)     Stockholders'  Equity

Stock Options - The Company has granted stock options to personnel, including officers and directors, in accordance with both the 1995 Option Plan and the 1997 Equity Participation Plan (collectively the "Plans"). These options have expiration dates of ten years from the date of grant and vest over three or four years. The Company granted these options with the exercise price equal to the market value as determined at the date of grant.

The following table summarizes outstanding stock option plan balances as at December 31, 2002

                       Number of securities                          Number of securities
                       to be issued upon        Weighted-average     remaining available for
                       exercise of outstanding  exercise price of    future issuance under
Plan Category          options                  outstanding option   equity compensation plans
----------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders       5,162,276  $             27.56                1,002,191

Equity compensation
plans not approved by
security holders       -                        -                    -
----------------------------------------------------------------------------------------------
Total                  5,162,276  $             27.56                1,002,191
----------------------------------------------------------------------------------------------

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(7)     Stockholders'  Equity,  Continued

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

                                                       Three Months Ended     Six Months Ended
                                                           December 31,         December 31,
                                                         2002      2001      2002      2001
                                                        --------  --------  --------  --------
Net income (in thousands):
As reported                                             $10,384   $ 8,779   $19,955   $17,317
Tax effected compensation cost                           (3,414)   (4,699)   (6,746)   (9,283)
Pro forma                                                 6,970     4,080    13,209     8,034
                                                        --------  --------  --------  --------

Basic earnings per common share:
As reported                                             $  0.31   $  0.27   $  0.61   $  0.54
Pro forma                                               $  0.21   $  0.13   $  0.40   $  0.25

Diluted income per common and common equivalent share:
As reported                                             $  0.30   $  0.26   $  0.58   $  0.51
Pro forma                                               $  0.20   $  0.12   $  0.39   $  0.23

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 3.3% and 4.8% for the six months ended December 31, 2002 and fiscal 2002 respectively; no dividend yield; expected option lives of 3.3 years for the six months ended December 31, 2002 and 5.5 years for fiscal 2002 and volatility of 63% for the six-months ended December 31, 2002 and 60% for fiscal 2002.

Fair value of compensation costs by period of grant are noted below (in thousands except per share data):



--------------------------------------------------------------------------------
Fiscal              Six Months Ended     Average
Year of Grant         December 31,       Exercise  Fair Value at   Fair Value at
                     2002     2001       Price     Date of Grant   Dec 31, 2002
--------------------------------------------------------------------------------
2003                 $ 4,034  $ -        $25.62    $10.42   $      13.70
2002                   4,970   10,218    50.18      26.10          12.67
2001                   1,332    3,572    27.27      13.41          15.80
2000                      42      486    14.14       6.56          19.57
1999                       -        5    11.31       5.27          20.84
--------------------------------------------------------------------------------
Compensation Cost    $10,378  $14,281
--------------------------------------------------------------------------------
Tax Effected         $ 6,746  $ 9,283
================================================================================

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

1995 LITIGATION WITH RESPIRONICS. In January 1995 ResMed Limited filed a complaint in the United States District Court for the Southern District of California seeking monetary damages from and injunctive relief against Respironics, Inc. for alleged infringement of three of its patents. In February 1995, Respironics filed a complaint in the U.S. District Court for the Western District of Pennsylvania, in Pittsburgh, against ResMed Limited seeking a declaratory judgment that Respironics, Inc. does not infringe claims of these patents and that ResMed Limited's patents are invalid and unenforceable. The Respironics complaint also made the University of Sydney a party as the University of Sydney is the assignee of one of the patents in suit; ResMed Limited is the exclusive licensee of that patent. The two actions were combined and are proceeding in the Western District of Pennsylvania. In June 1996,
ResMed Limited filed an additional complaint against Respironics for infringement of a fourth ResMed patent, and that complaint was consolidated with the earlier action.

The Court has granted three partial summary judgment motions, finding that Respironics does not infringe three of the four patents at issue. In December 1999, in response to the Court's ruling on Respironics, Inc.'s third summary judgment motion, the parties jointly stipulated to a dismissal of charges of infringement under the fourth ResMed patent, with ResMed reserving the right to reassert the charges in the event of a favorable ruling on appeal of the third partial summary judgment. ResMed currently intends to appeal the partial summary judgment rulings after a final judgment in the consolidated litigation has been entered in the District Court proceedings.

Respironics has filed a motion seeking a summary judgment that one of the four patents is invalid. ResMed has opposed the motion. The court has not yet ruled on it.

2002 LITIGATION WITH FISHER & PAYKEL HEALTHCARE. On August 26, 2002, ResMed Inc., ResMed Corp. and ResMed Limited filed a lawsuit in U.S. District Court for the Southern District of California, in San Diego against Fisher & Paykel Healthcare Inc and Fisher & Paykel Healthcare Limited ("Fisher & Paykel Healthcare"). ResMed's amended complaint seeks a judgment that selected Fisher & Paykel Healthcare mask products infringe patents held by ResMed. The complaint further charges the defendants with the copying of ResMed proprietary mask technology and alleges violations of the Lanham Act, trademark and trade dress infringement and common law violations relating to the appearance of ResMed mask products. Fisher & Paykel Healthcare has filed a motion to transfer the case to the U.S. District Court for the Western District of Pennsylvania, in Pittsburgh. ResMed opposed the motion. The court has not yet ruled on it.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(8)     Commitments  and  Contingencies,  Continued

2002 LITIGATION WITH RESPIRONICS. On October 11, 2002, ResMed Inc, ResMed Corp, and ResMed Limited filed a lawsuit in U.S. District Court for the Southern District of California, in San Diego against Respironics, Inc. ResMed's suit seeks a judgment that certain of Respironics' mask products (Contour Deluxe, Comfort Classic, Comfort Select, and Image3 masks) infringe patents held by ResMed. The complaint further charges Respironics with copying ResMed's proprietary mask technology, and alleges violation of the Lanham Act, trademark and trade dress infringement, and common law violations relating to the appearance of ResMed's mask products. ResMed seeks an injunction and damages. Respironics has filed a motion to transfer the case to the U.S. District Court for the Western District of Pennsylvania, in Pittsburgh. ResMed opposed the motion. The court has not yet ruled on it.

On October 16, 2002 Respironics, Inc. filed a lawsuit in U.S. District Court for the Western District of Pennsylvania, in Pittsburgh, against ResMed Limited seeking a declaratory judgment that Respironics, Inc. does not infringe those patents that are the subject of ResMed's October 11, 2002 complaint filed in San Diego, that such patents are invalid and unenforceable and that Respironics has not committed any other trademark, trade dress or common law violations. ResMed Limited has filed a motion to dismiss the case against it for lack of jurisdiction or, in the alternative, to transfer it to the U.S. District Court for the Southern District of California, in San Diego. Respironics has not yet opposed the motion, and the court has not ruled on it.

Other pretrial proceedings continue in each of the cases described above. No trial dates have been set. While we are prosecuting and defending, as applicable, the above actions, there can be no assurance that we will be successful.

OTHER LITIGATION. In addition to the matters described above, in the normal course of business, the Company is subject to routine litigation incidental to the business. While the results of this litigation cannot be predicted with certainty, the Company believes that their final outcome will not have a material adverse effect on its consolidated financial statements taken as a whole.


(9)     Business  Acquisitions

SIX  MONTHS  ENDED  DECEMBER  31,  2002

On July 24, 2002 the Company acquired the business of John Stark and Associates, its Texas representative, for total consideration of $300,000 in cash. The acquisition has been accounted for as a purchase and accordingly, the results of operations of John Stark & Associates were included within the Company's consolidated financial statements from July 24, 2002. An amount of $300,000 representing the excess of the purchase price over the fair value of net identifiable assets acquired of $nil, has been recorded as goodwill.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(9)     Business  Acquisitions,  Continued

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

The acquisition has been accounted for as a purchase and accordingly, the results of operations of SMI have been included in the Company's consolidated financial statements from May 14, 2002. An amount of $30.7 million, representing the excess of the purchase price over the fair value of the net identifiable assets acquired of $1.9 million, has been recorded as goodwill.

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

The Company believes that the assumptions used to value acquired intangible assets noted above were reasonable at the time of acquisition and as at December 31, 2002. No assurance can be given, however, that the underlying assumptions used to estimate expected project revenues, development costs or profitability, or events associated with such projects, will transpire as estimated. For these reasons, among others, actual results may vary from the projected results.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(9)     Business  Acquisitions,  Continued

LABHARDT AG. On November 15, 2001, the Company's wholly owned subsidiary ResMed International Inc. acquired all the Common Stock of Labhardt AG, its Swiss distributor for total cash consideration including acquisition costs of $5.5 million.

The acquisition has been accounted for as a purchase and accordingly, the results of operations of Labhardt AG have been included in the Company's consolidated financial statements from November 15, 2001. An amount of $4.2 million, representing the excess of the purchase price over the fair value of the net identifiable assets acquired of $1.3 million, has been recorded as goodwill.

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

(10)     Long-Term  Debt  ,  Continued

During the six months ended December 31, 2002 the Company repurchased $10.0 million face value of its convertible subordinated notes. The total purchase price of the notes was $9.4 million, including $0.2 million in accrued interest. The Company recognized a gain of $0.3 million, net of tax of $0.2 million, on these transactions.

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

(11)     In-Process  Research  and  Development  Charge

MAP

On acquisition of MAP in February 2001, the Company recognized as an expense a charge of $17.7 million with respect to five in-process research and development programs under active development by MAP at date of acquisition.

As at December 31, 2002, three of the five programs have been completed with the release of the Papillon Mask system, upgraded headgear and the Magellan Automated flow generator CPAP device. All three products are generating sales revenue consistent with our original expectations and assumptions used in calculating the in-process research and development charge. We expect to release products with respect to both remaining in-process research and development programs over the next twelve-month period, which is generally consistent with our original expectations.

Given the successful completion of the above research programs and performance of the associated product lines, we remain confident in the assumptions used to determine the in-process research and development charge and as a result the net return of the MAP acquisition.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES

     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

NET  REVENUE
Net revenue increased for the three-months ended December 31, 2002 to $65.3 million from $48.9 million, for the three months ended December 31, 2001, an increase of $16.4 million or 33%. For the six-months ended December 31, 2002 net revenue increased to $123.9 million from $95.1 million for the six-months ended December 31, 2001, an increase of $28.8 million or 30%.

Both the three-month and six-month increases in net revenue were attributable to an increase in sales of the Company's flow generators, masks and accessories. Sales for the quarter also benefited from an appreciation of international currencies against the US dollar (increasing sales by approximately $3.0 million) and inclusion of sales of $1.7 million from Servo Magnetics Inc, our subsidiary acquired in May 2002. Sales for the six-months ended December 31, 2002 also benefited from an appreciation of international currencies against the US dollar (increasing sales by approximately $5.3 million) and inclusion of sales of $3.4 million from Servo Magnetics Inc. Net revenue in North and Latin America increased to $32.3 million from $24.3 million for the quarter, and to $60.6 million from $45.9 million for the six-month periods ended December 31, 2002 and 2001 respectively. Net revenue in international markets increased to $33.0 million from $24.6 million for the quarter, and to $63.3 million from $49.2 million for the six-month periods ended December 31, 2002 and 2001 respectively.

Sales of flow generators for the three months ended December 31, 2002 increased by 25% compared to the quarter ended December 31, 2001; 33% in North and Latin America and 19% internationally. Sales of mask systems, motors and other accessories increased by 44%; 33% in North and Latin America and 59% internationally, for the three months ended December 31, 2002 compared to the three months ended December 31, 2001.

For the six-months ended December 31, 2002, sales of flow generators increased by 24% compared to the six-months ended December 31, 2001; 25% in North and Latin America and 23% internationally. Sales of mask systems, motors and other accessories increased by 38%; 39% in North and Latin America and 38% internationally, for the six-months ended December 31, 2002 compared to the six-months ended December 31, 2001.

GROSS  PROFIT
Gross profit increased for the three-months ended December 31, 2002 to $41.8 million from $31.8 million for the three-months ended December 31, 2001, an increase of $10.0 million or 31%. Gross profit as a percentage of net revenue decreased marginally for the quarter ended December 31, 2002 to 64% from 65% for the quarter ended December 31, 2001 reflecting the impact of slightly higher manufacturing costs resulting from a stronger Australian dollar against the US dollar (as the majority of manufacturing costs are incurred in Australia) and, to a lesser extent, the inclusion of SMI operations as motor sales achieve lower margins compared to the Company's overall gross margin.

For the six-months ended December 31, 2002 gross profit increased to $79.5 million from $62.7 million in the same period of fiscal 2001, an increase of $16.8 million or 27%. Gross profit as a percentage of net revenue decreased for the six-months ended December 31, 2002 to 64% from 66% for the six-months ended December 31, 2001. The decline reflects the impact of slightly higher manufacturing costs resulting from a stronger Australian dollar against the US dollar (as the majority of manufacturing costs are incurred in Australia) and, to a lesser extent, the inclusion of SMI operations as motor sales achieve lower margins compared to the Company's overall gross margin.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES

     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses increased for the three-months ended December 31, 2002 to $20.9 million from $14.8 million for the three-months ended December 31, 2001, an increase of $6.1 million or 41%. As a percentage of net revenue, selling, general and administrative expenses for the three-months ended December 31, 2002 increased to 32% from 30% for the three-months ended December 31, 2001. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other expenses related to the increase in Company sales. The increase in SG&A expenses was also attributable to appreciation of international currencies against the US dollar (adding approximately $0.9 million), the inclusion of $0.7 million from SMI's operations, and $0.7 million in litigation costs associated with outstanding patent infringement lawsuits against competitors.

Selling, general and administrative expenses for the six-months ended December 31, 2002 increased to $38.7 million from $29.1 million for the six-months ended December 31, 2001, an increase of $9.6 million or 33%. As a percentage of net revenue selling, general and administration expenses of 31% for the six-months ended December 31, 2002 was consistent with the six-months ended December 31, 2001.

RESEARCH  AND  DEVELOPMENT  EXPENSES

Research and development expenses increased for the three-months ended December 31, 2002 to $4.8 million from $3.6 million for the three-months ended December 31, 2001, an increase of $1.2 million or 33%. As a percentage of net revenue, research and development expenses of 7.4% for the three-months ended December 31, 2002 were consistent with the three months ended December 31, 2001. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products. To a lesser extent, it also reflects an appreciation of the Australian dollar against the US dollar, as the majority of research and development costs are incurred in Australian dollars. In constant currency terms, research and development expenses for the three-months ended December 31, 2002 increased by $0.9 million or 25%, compared to the three-months ended December 31, 2001.

For  the  six-month  period  ended  December  31,  2002 research and development expenses increased to $9.2 million from $7.0 million for the same period in fiscal 2001, an increase of $2.2 million or 31%. As a percentage of net revenue, research and development expenses were 7.5% for the six months ended December 31, 2002 compared to 7.3% for the six months ended December 31, 2001. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products. To a lesser extent, it also reflects an appreciation of the Australian dollar against the US dollar, as the majority of research and development costs are incurred in Australian dollars. In constant currency terms, research and development expenses for the six-months ended December 31, 2002 increased by $1.6 million or 23%, compared to the six-months ended December 31, 2001.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

OTHER  INCOME  (EXPENSE),  NET

Other income (expenses), net for the three months ended December 31, 2002 of $0.9 million was consistent with the three months ended December 31, 2001. Other expense, net primarily reflects interest expense associated with the convertible debt issue in June 2002 and foreign exchange losses, partially offset by interest income from cash and marketable securities and gain on debt extinguishment of $0.2 million.

Other income (expenses), net increased for the six months ended December 31, 2002 to net expense of $2.4 million from net expense of $1.5 million for the six months ended December 31, 2001. The increase in other expense was attributable to increased net foreign currency exchange losses, partially offset by gains on debt extinguishment of $0.5 million.

INCOME  TAXES

The Company's effective income tax rate increased to approximately 31.7% for the three months ended December 31, 2002 from approximately 30.0% for the three months ended December 31, 2001 and for the six-month period ended December 31, 2002 increased to 31.7% from 31.0% for the six-month period ended December 31, 2001. The marginally higher tax rate was primarily due to the geographical mix of taxable income and inclusion of SMI's operations. The Company continues to benefit from the Australian corporate tax rate of 30%, as the Company generates a majority of its taxable income in Australia.

IN-PROCESS  RESEARCH  AND  DEVELOPMENT  CHARGE

On acquisition of MAP in February 2001, the Company recognized as an expense a charge of $17.7 million with respect to five in-process research and development programs under active development by MAP at date of acquisition.

As at December 31, 2002, three of the five programs have been completed with the release of the Papillon Mask system, upgraded headgear and the Magellan Automated flow generator CPAP device. All three products are generating sales revenue consistent with our original expectations and assumptions used in calculating the in-process research and development charge. We expect to release products with respect to both remaining in-process research and development programs over the next twelve-month period, which is generally consistent with our original expectations.

Given the successful completion of the above research programs and performance of the associated product lines, we remain confident in the assumptions used to determine the in-process research and development charge and as a result the net return of the MAP acquisition.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2002 and June 30, 2002, the Company had cash and cash equivalents and marketable securities available-for-sale of approximately $86.6 million and $92.8 million, respectively. The Company's working capital approximated $151.0 million and $142.8 million, at December 31, 2002 and June 30, 2002, respectively.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES,  CONTINUED

Inventory as at December 31, 2002 increased by $4.2 million or 10% to $45.4 million compared to June 30, 2002 inventories of $41.2 million. The increase in inventory was broadly in line with an 11% increase in revenues in the three months ended December 31, 2002 compared to the three months ended September 30, 2002.

Accounts receivable as at December 31, 2002 were $49.2 million, an increase of $3.0 million or 7% over the June 30, 2002 accounts receivables balance of $46.2 million. This was lower than the 11% increase in revenues from the three months ended December 31, 2002 compared to the three months ended September 30, 2002, and reflects improved collections with accounts receivable days outstanding at 68 days for the December 31, 2002 quarter compared to 72 days for the September 30, 2002 quarter.

During the six months ended December 31, 2002, the Company generated cash of $20.2 million from operations, primarily as a result of increased profit from operations offset by increases in inventory and accounts receivable balances. During the six months ended December 31, 2001 approximately $15.6 million of cash was generated by operations.

The Company's capital expenditures for the six-month periods ended December 31, 2002 and 2001 aggregated $10.6 million and $9.5 million respectively. The majority of the expenditures in the six-month period ended December 31, 2002 related to the construction of the Company's new manufacturing facility in Sydney, Australia, computer hardware and software including a disaster recovery system and acquisition of production tooling and equipment. As a result of these capital expenditures, the Company's December 31, 2002 balance sheet reflects net property plant and equipment of approximately $85.1 million at December 31, 2002 compared to $79.3 million at June 30, 2002.

During the six months ended December 31, 2002 and the fiscal year ended June 30, 2002, we repurchased $10.0 million and $56.8 million face value of our convertible subordinated notes respectively. The total purchase price of the notes repurchased during the six-months ended December 31, 2002 was $9.4 million, including $0.2 million in accrued interest. We recognized a gain of $0.3 million, net of tax, on these transactions. As at December 31, 2002 and June 30, 2002, we had convertible subordinated notes outstanding of $113.3 million and $123.3 million respectively.

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

LIQUIDITY  AND  CAPITAL  RESOURCES,  CONTINUED

On April 26, 2002, we settled our purchase of a 30-acre site at Norwest Business Park, located northwest of Sydney, Australia. The acquisition cost was $23.6 million, with the final payment of $5.8 million due in April 2003. We expect the first building, a manufacturing and warehouse facility, to be completed on this site in February 2004. New research and development and office facilities are expected to be completed in calendar 2005. We estimate that the future building costs to be incurred on the first building will be approximately $30.0 million and we expect to fund this expenditure through existing cash reserves and cash generated from operations.

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

The  acquisition  has  been  accounted  for  as  a purchase and accordingly, the results of operations of SMI have been included in the our consolidated financial statements from May 14, 2002. An Amount of $30.7 million, representing the excess of the purchase price over the fair value of the net identifiable assets acquired of $1.9 million, has been recorded as goodwill.

On June 6, 2002, the Board of Directors authorized us to repurchase up to 4 million shares of our outstanding common stock. For fiscal year 2002, we repurchased 290,047 shares at a cost of $7.9 million and during the six months ended December 31, 2002 we repurchased 125,318 shares at a cost of $3.5 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

Details  of  contractual  obligations  at  December  31,  2002  were as follows:

                                                      Payments Due by Period
-----------------------------------------------------------------------------------------------
 In $ 000's                            Less than 1 year   1-3 years   4-5 years   After 5 years
Long-Term Debt                         -                   $113,250   -           -
Operating Leases                       $ 5,066                8,538   $2,838      $866
Unconditional Purchase Obligations(1)   30,749                3,497   -           -
-----------------------------------------------------------------------------------------------
Total Contractual Cash Obligations      35,815              125,285   2,838       866
-----------------------------------------------------------------------------------------------

(1) The figure includes unconditional purchase obligations of $28.4 million relating to the construction of our manufacturing and warehouse facility at Norwest in Sydney, Australia.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                 OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES,  CONTINUED

Details  of  other  commercial commitments at December 31, 2002 were as follows:

------------------------------------------------------------------------------------------------------
In $000's                                           Amount of Commitment Expiration Per Period
                                 Total Amounts  -------------------------------------------------------
                                 Committed      Less than 1 year   1-3 years   4-5 years   Over 5 years
------------------------------------------------------------------------------------------------------
Lines of Credit                  $  107         $  107             $  -        $ -         $    -
Standby Letters of Credit             -              -                -          -              -
Guarantees(1)                     7,805          5,889              656          -          1,260
Standby Repurchase Obligations        -              -                -          -              -
Other Commercial Commitments          -              -                -          -              -
------------------------------------------------------------------------------------------------------
Total Commercial Commitments      7,912          5,996              656          -          1,260
------------------------------------------------------------------------------------------------------

(1) The above guarantees relate to guarantees provided by banks. Guarantees of $5.8 million relate to deferred payments due on our land purchase at Norwest and have been recorded as a liability in our financial accounts. The guarantees are secured by cash deposits held with the bank. The balance of the guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

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

We expect to satisfy all of our short-term and long-term liquidity requirements through a combination of cash on hand and cash generated from operations.

CRITICAL  ACCOUNTING  PRINCIPLES  AND  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, goodwill, impaired assets, intangible assets, income taxes and contingencies.

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

CRITICAL  ACCOUNTING  PRINCIPLES  AND  ESTIMATES,  CONTINUED

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

The table below provides information in US dollar equivalents on our foreign-currency denominated financial assets by legal entity functional currency as at December 31, 2002 (in thousands):

                                              Foreign Currency Financial Assets
----------------------------------------------------------------------------------------------------------------------
                                    Australian dollar    US dollar    Euro     Great Britain Pound    Singapore dollar
----------------------------------------------------------------------------------------------------------------------
AUD Functional Currency Entities:
Assets                              -                   $34,538     $6,990    $2,670                 $1,477
Liability                           -                    (4,448)       (68)   (3,755)                   (35)
Net Total                                                30,090      6,922    (1,085)                 1,442

USD Functional Currency Entities:
Assets                              $17,603              -           -        -                      -
Liability                                                -           -        -                      -
Net Total                           $17,603              -           -        -                      -

Euro Functional Currency Entities:
Assets                              $ 4,923              66          -        -                      -
Liability                           -                   (94)         -        -                      -
----------------------------------------------------------------------------------------------------------------------
Net Total                           $ 4,923             (28)         -        -                      -
----------------------------------------------------------------------------------------------------------------------

                        Foreign Currency Financial Assets
--------------------------------------------------------------------------------
                                     NZ dollar    Swedish Kroner    Swiss Franc
--------------------------------------------------------------------------------
AUD Functional Currency Entities:
Assets                              $ 283        $777              $  458
Liability                             (10)        (19)             -
Net Total                             273         758                 458

USD Functional Currency Entities:
Assets                              -            -                 -
Liability                           -            -                 -
Net Total                           -            -                 -

Euro Functional Currency Entities:
Assets                              -            -
Liability                           -            -                 (1,341)
--------------------------------------------------------------------------------
Net Total                           -            -                 (1,341)
--------------------------------------------------------------------------------

The table below provides information about our foreign currency derivative financial instruments and presents such information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at December 31, 2002. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.










                                                Fair Value Assets / (Liabilities)
-----------------------------------------------------------------------------------------------------------------
(In thousands except exchange rates)     FY 2003          FY 2004     Total     December 31,             June 30,
                                                                                                   2002    2002
-----------------------------------------------------------------------------------------------------------------
Foreign Exchange Call Options
(Receive AUS$/Pay U.S.$)
Option amount                       $24,000               $66,000            $90,000               $1,167  $2,341
Average contractual exchange rate   AUS$1 = USD 0.547     AUS$1=USD 0.591    AUS$1 = USD 0.579

(Receive AUS$/Pay Euro)
Option amount                       17,076                $16,968            $34,044               $  116  $  423
Average contractual exchange rate   AUS$1 = Euro 0.591    AUS$1=Euro 0.595   AUS$1 = Euro 0.593
-----------------------------------------------------------------------------------------------------------------
Total                                                                                               1,283   2,764
-----------------------------------------------------------------------------------------------------------------

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

At December 31, 2002, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We maintain a short-term investment portfolio containing financial instruments in which the majority of funds invested have original maturities of greater than three months but less than twelve months. The financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

A hypothetical 100 basis point change in interest rates during the three months ended December 31, 2002, would have resulted in approximately $0.1 million change in pre-tax income. In addition, the value of our marketable securities would change by approximately $0.1 million following a hypothetical 100 basis point change in interest rates. We do not use derivative financial instruments in our investment portfolio.


FORWARD-LOOKING  STATEMENTS

This report on Form 10-Q contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. The words "believe," "expect," "anticipate," "estimate," "plan,""future" and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified below and elsewhere in this report. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

PART  I  -  FINANCIAL  INFORMATION                                       Item  3
--------------------------------------------------------------------------------

                           RESMED INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK  FACTORS

The risks and uncertainties that may affect our business, financial condition or results of operations include the following:

OUR INABILITY TO COMPETE SUCCESSFULLY IN OUR MARKETS MAY HARM OUR BUSINESS. The markets for our sleep disordered breathing products are highly competitive and are characterized by frequent product improvements and evolving technology. Our ability to compete successfully depends, in part, on our ability to develop innovative new products and to be the first to market with those products. The development of innovative new products by our competitors or the discovery of alternative treatments or potential cures for the conditions that our products treat could result in our products becoming noncompetitive or obsolete.

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

OUR BUSINESS DEPENDS ON OUR ABILITY TO MARKET EFFECTIVELY TO DEALERS OF HOME HEALTH CARE PRODUCTS AND SLEEP CLINICS. We market our products primarily to home health care dealers and to sleep clinics that diagnose obstructive sleep apnea and other sleep disorders. We believe that home health care dealers and sleep clinics play a significant role in determining which brand of product a patient will use. The success of our business depends on our ability to market effectively to home health care dealers and sleep clinics to ensure that our products are properly marketed and sold by these third parties.

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

We intend to expand our marketing activities to target the population with a predisposition to sleep disordered breathing as well as primary care physicians and various medical specialists. We cannot assure you that these marketing efforts will be successful in increasing awareness of our products.

PART  I  -  FINANCIAL  INFORMATION                                       Item  3
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK  FACTORS  (CONTINUED)

ANY INABILITY TO EFFECTIVELY MARKET OUR PRODUCTS OUTSIDE THE U.S. COULD IMPACT OUR PROFITABILITY. Approximately half our revenues are generated outside the U.S., in approximately 60 different countries. Many of these countries have unique regulatory, medical, and business environments. If we are unable to market our products effectively outside the U.S., our overall financial performance could decline.

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

IF WE FAIL TO INTEGRATE OUR RECENT ACQUISITIONS WITH OUR OPERATIONS, OUR BUSINESS COULD SUFFER. The integration of our acquired operations requires significant efforts from our company and the acquired entity, for several years after each acquisition. Although we acquired our MAP subsidiary in February 2001, our Labhardt subsidiary in November 2001, and our Servo Magnetics subsidiary in May 2002, we continue to adjust our business strategies, equipment, and personnel to achieve maximum efficiencies and success. If we are not able to successfully integrate the operations of our acquired entities, we may not fully realize the anticipated benefits of the acquisitions.

WE MANUFACTURE SUBSTANTIALLY ALL OF OUR PRODUCTS OUTSIDE THE UNITED STATES AND SELL A SIGNIFICANT PORTION OF OUR PRODUCTS IN NON-U.S. MARKETS, SUBJECTING US TO VARIOUS RISKS RELATING TO INTERNATIONAL ACTIVITIES THAT COULD ADVERSELY AFFECT OUR OVERALL PROFITABILITY. Sales outside North and Latin America accounted for approximately 51%, 48%, and 46% of our net revenues in fiscal years 2002, 2001 and 2000, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our domestic operations, including:

-     fluctuations  in  currency  exchange  rates;
-     tariffs  and  other  trade  barriers;
-     compliance  with  foreign  medical  device  manufacturing  regulations;
-     reduction  in  third  party  payer  reimbursement  for  our  products;
-     inability  to  obtain  import  licenses;
-     changes  in  trade  policies  and  in  domestic  and foreign tax policies;
-     possible  changes  in  export  or  import  restrictions;  and
- the modification or introduction of other governmental policies with potentially adverse effects

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

GOVERNMENT AND PRIVATE INSURANCE PLANS MAY NOT REIMBURSE PATIENTS FOR OUR PRODUCTS, WHICH COULD RESULT IN REDUCTIONS IN SALES OR SELLING PRICES FOR OUR PRODUCTS. Our ability to sell our products depends in large part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. These third party payers are increasingly challenging the prices charged for medical products and services. Therefore, even if a product is approved for marketing, we cannot assure you that reimbursement will be allowed for such product or that the reimbursement amount will be adequate or, if adequate, will not subsequently be reduced. For example, in some markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of our products but is subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia and the United Kingdom, there is currently limited or no reimbursement for devices that treat sleep disordered breathing related respiratory conditions. Additionally, future legislation or regulation concerning the health care Industry or third party or governmental coverage and reimbursement, particularly, legislation or regulation limiting consumers' reimbursement rights may harm our business. As we continue to develop new products, those products will generally not qualify for reimbursement, if at all, until they are approved for marketing. In the United States, we sell our products primarily to home health care dealers and to sleep clinics. We do not file claims and bill governmental programs and other third party payers directly for reimbursement for our products. However, we are still subject to laws and regulations relating to governmental reimbursement programs, particularly Medicaid and Medicare.

In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Many states and other governments have adopted laws similar to the federal Anti-Kickback Law. We are also subject to other federal and state fraud laws applicable to payment from any third party payer. These laws prohibit persons from knowingly and willfully filing false claims or executing a scheme to defraud any healthcare benefit program, including private third party payers. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third party payers. Any violation of these laws and regulations could result in civil and criminal penalties, including fines.

PART  I  -  FINANCIAL  INFORMATION                                       Item  3
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK  FACTORS  (CONTINUED)

COMPLYING WITH FOOD AND DRUG ADMINISTRATION AND OTHER REGULATIONS IS AN EXPENSIVE AND TIME-CONSUMING PROCESS, AND ANY FAILURE TO COMPLY COULD RESULT IN SUBSTANTIAL PENALTIES. We are subject to various federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and/or criminal charges against us and our employees.

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

DISRUPTIONS IN THE SUPPLY OF COMPONENTS FROM OUR SINGLE SOURCE SUPPLIERS COULD RESULT IN A SIGNIFICANT REDUCTION IN SALES AND PROFITABILITY. We purchase uniquely configured components for our devices from various suppliers, including some in which we use single-source suppliers. We cannot assure you that a replacement supplier would be able to configure its components for our devices on a timely basis or, in the alternative, that we would be able to reconfigure our devices to integrate the replacement part. A reduction or stoppage in supply while a replacement supplier reconfigures its components, or while we reconfigure our components for the replacement part, would limit our ability to manufacture our devices, which could result in a significant reduction in sales and profitability.

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

RISK  FACTORS  (CONTINUED)

WE ARE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS THAT MAY EXCEED THE SCOPE AND AMOUNT OF OUR INSURANCE COVERAGE, WHICH WOULD EXPOSE US TO LIABILITY FOR UNINSURED CLAIMS. We are subject to potential product liability claims as a result of the design, manufacture and marketing of medical devices. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates. In addition, we would have to pay any amount awarded by a court in excess of our policy limits. Our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case, we may have to pay the entire amount of any award. We cannot assure you that our insurance coverage will be adequate or that all claims brought against us will be covered by our insurance. Insurance varies in cost and can be difficult to obtain, and we cannot assure you that we will be able to obtain insurance in the future on terms acceptable to us or at all. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts, which could harm our business.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATION FOR A VARIETY OF REASONS. Our operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from a number of factors, including:

-     the  introduction  of  new  products  by  us  or  our  competitors;
-     the  geographic  mix  of  product  sales;
-     the  success  of  our  marketing  efforts  in  new  regions;
-     changes  in  third  party  reimbursement;
-     timing  of  regulatory  clearances  and  approvals;
-     timing  of  orders  by  distributors;
-     expenditures  incurred  for  research  and  development;
-     competitive  pricing  in  different  regions;
-     seasonality;
-     the  cost  and  effect  of  promotional  and  marketing  programs;
-     the  effect  of  foreign  currency  transaction  gains  or  losses;  and
-     other  activities  of  our  competitors.

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

RISK  FACTORS  (CONTINUED)

DELAWARE LAW, PROVISIONS IN OUR CHARTER AND OUR SHAREHOLDER RIGHTS PLAN COULD MAKE IT DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US. Provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management which might be beneficial to us or our security holders. In particular, our board of directors is divided into three classes, serving for staggered three-year terms. Because of this classification it will require at least two annual meetings to elect directors constituting a majority of our board of directors.
Additionally, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders. Under our stockholder rights plan, we have also issued purchase rights to the holders of our common stock that entitle those holders to purchase our Series A Junior Participating Preferred Stock at a discount, under certain circumstances. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock.

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

PART  II  -  OTHER  INFORMATION                                         Item 1-6
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES


Item  1  Legal  Proceedings
         Refer  Note  8  to  the  Condensed  Consolidated  Financial  Statements

Item  2  Changes  in  Securities  and  Use  of  Proceeds
         None

Item  3  Defaults  Upon  Senior  Securities
         None

Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders
         The results of the voting at our annual meeting of stockholders held on November 11, 2002, were reported in our quarterly report of Form 10-Q for the period ended September 30, 2002 filed with the SEC on November 13, 2002.

Item  5  Other  Information
         On January 13, 2003, Kieran Gallahue was appointed President and Chief Operating Officer of our subsidiary, ResMed Corp.

Item  6  Exhibits  and  Report  on  Form  8-K
         a) Exhibits
            None

         b) Reports  on  Form  8-K
            On November 12, 2002, the Registrant furnished a report on Form 8-K relating to the Registrant's Regulation FD, Disclosure and Certifications of its Chief Executive Officer and Chief Financial Officer.

PART  II  -  OTHER  INFORMATION                                       Signatures
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ResMed  Inc.



/S/  PETER  C.  FARRELL

Peter  C.  Farrell
President  and  Chief  Executive  Officer




/S/  ADRIAN  M.  SMITH

Adrian  M.  Smith
Vice  President  Finance  and  Chief  Financial  Officer

PART  II  -  FINANCIAL  INFORMATION                               Certifications
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
                                 CERTIFICATIONS

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

February  12,  2003

/S/  PETER  C.  FARRELL
----------------------------------------
Peter  C.  Farrell
Chairman  and  Chief  Executive  Officer

PART  II  -  FINANCIAL  INFORMATION                               Certifications
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
                                 CERTIFICATIONS

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

February  12,  2003

/S/  ADRIAN  M.  SMITH
--------------------------------------------------------
Adrian  M.  Smith
Vice President Finance and Chief Financial Officer