Form 10-Q
period 2003-03-31
RESMED INC
filed 2003-05-14
CIK 943819

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------
                                    FORM 10-Q
                               -------------------

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2003

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


Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).    Yes  [ x ]     No  [     ]


As of May 5, 2003, there were 33,226,493 shares of Common Stock ($0.004 par value) outstanding.


                          RESMED INC. AND SUBSIDIARIES
                                      INDEX


PART I   FINANCIAL INFORMATION                                          Page

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets (unaudited) as of           3
         March 31, 2003 and June 30, 2002

         Condensed Consolidated Statements of Income (unaudited) for       4
         the Three Months Ended March 31, 2003 and 2002 and the
         Nine Months ended March 31, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows (unaudited)       5
         for the Nine Months Ended March 31, 2003 and 2002

         Notes to Unaudited Condensed Consolidated Financial               6
         Statements

Item 2   Management's Discussion and Analysis of Financial Conditions     24
         and Results of Operations

Item 3   Quantitative and Qualitative Disclosures About Market Risk       34

Item 4   Controls and Procedures                                          44



PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                45

Item 2   Changes in Securities and Use of Proceeds                        45

Item 3   Defaults Upon Senior Securities                                  45

Item 4   Submission of Matters to a Vote of Security Holders              45

Item 5   Other Information                                                45

Item 6   Exhibits and Reports on Form 8-K                                 45

         SIGNATURES                                                       46

         CERTIFICATIONS                                                   47

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                                               RESMED INC. AND SUBSIDIARIES
                                    Condensed Consolidated Balance Sheets (Unaudited)
                                          (in US$ thousands, except share data)

                                                                                                     March 31,  June 30,
                                                                                                       2003      2002
ASSETS
Current assets:
Cash and cash equivalents                                                                            $ 93,715   $ 72,860
Marketable securities - available-for-sale                                                              9,586     19,979
Accounts receivable, net of allowance for doubtful accounts of $2,436 at March 31, 2003 and
1,938 at June 30, 2002                                                                                 52,636     46,199
Inventories (note 4)                                                                                   49,305     41,173
Deferred income taxes                                                                                   9,357      9,289
Prepaid expenses and other current assets                                                               5,468      4,213
                                                                                                     --------- ---------
Total current assets                                                                                  220,067    193,713
                                                                                                     --------- ---------

Property, plant and equipment, net of accumulated depreciation of $41,133 at March 31, 2003
and $31,084 at June 30, 2002                                                                           92,199     79,279
Patents, net of accumulated amortization of $2,855 at March 31, 2003 and $1,862 at June  30, 2002       3,137      2,653
Goodwill (note 6)                                                                                      98,639     92,536
Other assets                                                                                            6,221      8,010
                                                                                                     --------- ---------
Total non-current assets                                                                              200,196    182,478
                                                                                                     ---------  ---------
Total assets                                                                                         $420,263   $376,191
                                                                                                     ========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                                     $ 16,027   $ 11,605
Accrued expenses                                                                                       16,664     15,273
Deferred revenue                                                                                        5,704      3,636
Income taxes payable                                                                                    6,111      6,905
Payable for property purchase                                                                           6,331     11,552
Current portion of deferred profit on sale-leaseback                                                    2,077      1,933
                                                                                                     ---------  ---------
Total current liabilities                                                                              52,914     50,904
                                                                                                     ---------  ---------

Non-current liabilities:
Deferred revenue                                                                                        7,007      5,402
Convertible subordinated notes (note 9)                                                               113,250    123,250
Deferred profit on sale-leaseback                                                                       2,424      3,705
                                                                                                     ---------  ---------
Total non-current liabilities                                                                         122,681    132,357
                                                                                                     ---------  ---------
Total Liabilities                                                                                     175,595    183,261
                                                                                                     ---------  ---------

Commitments and contingencies (note 7)                                                                      -          -
Stockholders' Equity:
Preferred stock, $0.01 par value,  2,000,000 shares authorized; none issued                                 -          -
Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares
authorized; none issued                                                                                     -          -
Common Stock, $0.004 par value, 100,000,000 shares authorized; issued and outstanding
33,126,910 at March 31, 2003 and 32,818,160 at June 30, 2002 (excluding 415,365 and                       133        132
290,047 shares held as Treasury Stock respectively)
Additional paid-in capital                                                                             98,715     94,153
Retained earnings                                                                                     146,848    114,643
Treasury stock                                                                                        (11,415)    (7,873)
Accumulated other comprehensive income (loss) (note 5)                                                 10,387     (8,125)
Total stockholders' equity                                                                            244,668    192,930
                                                                                                     ---------  ---------
Total liabilities and stockholders' equity                                                           $420,263   $376,191
                                                                                                     ========   =========

See accompanying notes to unaudited condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                          RESMED INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)
                    (in US$ thousands, except per share data)

                                     Three Months Ended    Nine Months Ended
                                          March 31,           March 31,
                                       2003      2002      2003       2002
                                     --------  --------  ---------  ---------
Net revenue                          $68,996   $52,776   $192,875   $147,829
Cost of sales                         25,809    19,005     70,152     51,388
                                     --------  --------  ---------  ---------
Gross profit                          43,187    33,771    122,723     96,441
                                     --------  --------  ---------  ---------

Operating expenses:
Selling, general and administrative   21,013    16,408     59,735     45,467
Research and development               5,068     3,792     14,299     10,770
Donation to Research Foundation            -     1,000          -      1,000
                                     --------  --------  ---------  ---------
Total operating expenses              26,081    21,200     74,034     57,237
                                     --------  --------  ---------  ---------
                                     --------  --------  ---------  ---------
Income from operations                17,106    12,571     48,689     39,204
                                     --------  --------  ---------  ---------

Other income (expense), net:
Interest income (expense), net          (505)     (893)    (2,131)    (2,461)
Gain on extinguishment of debt             -     2,989        529      2,989
Other, net                             1,406       433        121        471
                                     --------  --------  ---------  ---------
Total other income (expense), net        901     2,529    ( 1,481)       999
                                     --------  --------  ---------  ---------

Income before income taxes            18,007    15,100     47,208     40,203
Income taxes                          (5,757)   (4,721)   (15,003)   (12,507)
                                     --------  --------  ---------  ---------
Net income                           $12,250   $10,379   $ 32,205   $ 27,696
                                     =======   ========  =========  =========

Basic earnings per share:            $  0.37   $  0.32   $   0.98   $   0.87
Diluted earnings per share:          $  0.35   $  0.31   $   0.94   $   0.81

Basic share outstanding               33,065    32,217     32,980     31,992
Diluted shares outstanding
                                      34,564    33,924     34,343     34,101

See accompanying notes to unaudited condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------

                                      RESMED INC. AND SUBSIDIARIES
                       Condensed Consolidated Statements of Cash Flows (Unaudited)
                                           (in US$ thousands)

                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                     2003        2002
                                                                                   ---------  ----------
Cash flows from operating activities:
Net income                                                                         $ 32,205   $  27,696
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                         8,949       7,007
Amortization of deferred borrowing costs                                                641         954
Provision for service warranties                                                        128        (113)
Foreign currency options revaluations                                                   191         340
Gain on debt extinguishment                                                            (529)     (2,989)
Profit on sale and lease-back of building                                            (1,459)          -
Changes in operating assets and liabilities:
Accounts receivable, net                                                             (4,016)    (10,536)
Inventories                                                                          (5,991)     (4,712)
Prepaid expenses and other current assets                                            (1,625)     (6,436)
Accounts payable, accrued expenses and other liabilities                              8,643      15,974
                                                                                   ---------  ----------
Net cash provided by operating activities                                            37,137      27,185
                                                                                   ---------  ----------
Cash flows from investing activities:
Purchases of property, plant and equipment                                          (16,528)    (15,819)
Patent registration costs                                                            (1,026)       (975)
Purchase of non-trading investments                                                    (953)     (2,839)
Proceeds from sale of non-trading investments                                         1,836           -
Business acquisitions, net of cash acquired of nil (2002:$369) (note 8)                (300)     (6,544)
Purchases of marketable securities-available-for-sale                               (13,544)   (350,743)
Proceeds from sale of marketable securities - available-for-sale                     23,770     356,685
                                                                                   ---------  ----------
Net cash used in investing activities                                                (6,745)    (20,235)
                                                                                   ---------  ----------
Cash flows from financing activities:
Proceeds from issuance of common stock, net                                           4,563       9,305
Proceeds from borrowings, net of borrowing costs                                          -      28,402
Instalment payment for property purchase                                             (5,870)          -
Redemption of borrowings, convertible note                                           (9,217)    (29,935)
Purchase of treasury stock                                                           (3,542)          -
                                                                                   ---------  ----------
Net cash (used) provided by financing activities                                    (14,066)      7,772
                                                                                   ---------  ----------
Effect of exchange rate changes on cash                                               4,529       1,370
                                                                                   ---------  ----------
Net increase in cash and cash equivalents                                            20,855      16,092
Cash and cash equivalents at beginning of period                                     72,860      40,136
                                                                                   ---------  ----------
Cash and cash equivalents at end of period                                         $ 93,715   $  56,228
                                                                                   =========  ==========

Supplemental disclosure of cash flow information:
Income taxes paid                                                                  $ 15,851   $  13,620
Interest paid                                                                         2,265       3,868
                                                                                   =========  ==========

Fair value of assets acquired on acquisition:                                      $      -   $   2,634
Liabilities assumed                                                                       -      (1,131)
Goodwill on acquisition                                                                 300       5,410
Cash paid for acquisition                                                          $    300   $   6,913
                                                                                   =========  ==========

     See accompanying notes to condensed consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED )

(1)     Organization  and  Basis  of  Presentation

     ResMed Inc. (the Company), is a Delaware Corporation formed in March 1994 as a holding company for the ResMed Group. The Company, through its subsidiaries, designs, manufactures and markets devices for the evaluation and treatment of sleep-disordered breathing, primarily obstructive sleep apnea. The Company's manufacturing operations are located in Australia, Germany, and the United States of America. Major distribution and sales sites are located in the United States of America, Germany, France, United Kingdom, Switzerland, Australia and Sweden.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 and the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.


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

(b)     Revenue  Recognition

     Revenue on product sales is generally recorded upon shipment, at which time title transfers to the customer. Revenue on product sales which require customer acceptance is not recorded until acceptance is received. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized ratably over the life of the service contract. Revenue received in advance from rental unit contracts is initially deferred and recognized ratably over the life of the rental contract. Revenue from sale of marketing and distribution rights is initially deferred and recognized ratably as revenue over the life of the contract. Freight charges billed to customers are included in revenue. All freight-related expenses are charged to cost of sales.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED )

(2)     Summary  of  Significant  Accounting  Policies,  Continued

(b)     Revenue  Recognition  (continued)

We do not offer a right of return or other recourse with respect to the sale of our products or similarly offer variable sale prices for subsequent events or activities. However, as part of our sales processes we may provide upfront discounts for large orders, one time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. The costs of all such programs are recorded as an adjustment to revenue. In our domestic sales activities we use a number of Manufacturer Representatives to sell our products. These representatives are paid a direct commission on sales and act as an integral component of our domestic sales force. We do not sell our products to these representatives and do not recognize revenue on such shipments. Our products are predominantly therapy based equipment and require no installation. As such, we have no significant installation obligations.

(c)     Cash  and  Cash  Equivalents

     Cash equivalents include certificates of deposit, commercial paper, and other highly liquid investments stated at cost, which approximates market. Investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the condensed consolidated statements of cash flows.

(d)     Inventories

     Inventories are stated at the lower of cost, determined principally by the first-in, first-out method, or net realizable value. The Company reviews and provides for any product obsolescence in its manufacturing and distribution operations with assessments of individual products and components (based on estimated future usage and sales) being performed throughout the year.

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

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED )

(2)     Summary  of  Significant  Accounting  Policies,  Continued

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

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED )

(2)     Summary  of  Significant  Accounting  Policies,  Continued

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

(j)     Earnings  Per  Share

     The weighted average shares used to calculate basic earnings per share was 33,065,000 and 32,217,000 for three-month periods ended March 31, 2003 and 2002 respectively, and 32,980,000 and 31,992,000 for the nine month periods ended March 31, 2003 and 2002 respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,499,000 and 1,707,000 for the three-month periods ended March 31, 2003 and 2002 respectively and by 1,363,000 and 2,109,000 for the nine-month periods ended March 31, 2003 and 2002, respectively.

Stock options of 1,466,000 and 1,282,000 for the three-month periods ended March 31, 2003 and 2002 respectively and 1,500,000 and 427,000 for the nine-month periods ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED )

(2)     Summary  of  Significant  Accounting  Policies,  Continued

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

     At March 31, 2003 and June 30, 2002, the Company's investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy.

As at March 31, 2003, contractual maturities of marketable securities-available-for-sale were all less than one year.

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

(2)     Summary  of  Significant  Accounting  Policies,  Continued

     (q)     Capitalized  Software  Production  Costs

     Software development costs have been capitalized and will be amortized to the cost of product revenues over the estimated economic lives (generally three to five years) of the products that include such software. Total net capitalized software production costs were $1,557,000 and $1,132,000 at March 31, 2003 and June 30, 2002 respectively.

     (r)     Stock-based  Employee  Compensation

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

The  following  table  summarizes  outstanding stock option plan balances as at March 31, 2003
---------------------  -----------------------  -------------------  -------------------------
Plan Category          Number of securities     Weighted-average     Number of securities
                       to be issued upon        exercise price of    remaining available for
                       exercise of outstanding  outstanding option   future issuance under
                       options                                       equity compensation plans
---------------------  -----------------------  -------------------  -------------------------
Equity compensation
plans approved by
security holders       5,155,826                $28.07               831,548

Equity compensation
plans not approved by
security holders       -                        -                    -
---------------------  -----------------------  -------------------  -------------------------
Total                  5,155,826                $28.07               831,548
---------------------  -----------------------  -------------------  -------------------------


The Company applies APB Opinion No. 25 in accounting for its Plans and as all stock options are issued at market price on date of issue, no compensation cost has been recognized for its stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

(2)     Summary  of  Significant  Accounting  Policies,  Continued

        (r)     Stock-based  Employee  Compensation

                                                   Three Months Ended  Nine Months Ended
                                                         March 31,         March 31,
(In thousands)                                         2003     2002     2003     2002
                                                      -------  -------  -------  -------
Net income, as reported                               $12,250  $10,379  $32,205  $27,696
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects.                 3,670  4,801   10,416   14,084
Pro forma net income                                    8,580  5,578   21,789   13,612
                                                      -------  -------  -------  -------
Earnings per share:
Basic - as reported                                   $  0.37  $ 0.32  $  0.98  $  0.87
Basic - pro forma                                     $  0.26  $ 0.17  $  0.66  $  0.43

Diluted -  as reported                                $  0.35  $ 0.31  $  0.94  $  0.81
Diluted - pro forma                                   $  0.25  $ 0.16  $  0.63  $  0.40


The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 2.9% and 4.8% for the nine months ended March 31, 2003 and fiscal 2002 respectively; no dividend yield; expected option lives of 3 years for the nine months ended March 31, 2003 and 5.5 years for fiscal 2002 and volatility of 63% for the nine months ended March 31, 2003 and 60% for fiscal 2002.

Fair value of compensation costs by period of grant are noted below (in thousands except per share data):

--------------------------------------------------------------------
                     Nine Months Ended   Average
Fiscal Year of Grant     March 31,       Exercise     Fair Value at
                      2003     2002      Price        Date of Grant
--------------------------------------------------------------------
2003                 $ 6,518  $     -    $26.39       $ 12.16
2002                   7,456   15,578     50.18         26.10
2001                   1,998    5,357     27.71         13.41
2000                      53      728     14.14          6.56
1999                       -        5     11.93          5.27
--------------------------------------------------------------------
Compensation Cost    $16,025  $21,668
====================================================================
Tax Effected         $10,416  $14,084
====================================================================

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3)     Accounting  Changes

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the impact of this statement.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company has adopted the amended disclosure provisions of SFAS 148.

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

SFAS 146 requires a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed.

SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a company may not restate its previously issued financial statements and SFAS 146 grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company believes that the adoption of SFAS 146 will not have a material impact on the results of operations, financial position or liquidity of the Company.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3)     Accounting  Changes,  Continued

The FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company has classified gains from the extinguishment of debt as other income in its Consolidated Statements of Income.

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

Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount exceeds its fair value. The Company adopted SFAS 144 on July 1, 2002. Adoption of the standard did not have a material impact on the results of operations, financial position or liquidity of the Company.

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

(3)     Accounting  Changes,  Continued

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The initial adoption of SFAS 143 did not have a material impact on the results of operations, financial position or liquidity of the Company.

(4)     Inventories

Inventories were comprised of the following at March 31, 2003 and June 30,2002:
-----------------------------------------
(in US$ thousands) March 31,     June 30,
                     2003          2002
-----------------------------------------
Raw materials      $11,642        $ 8,130
Work in progress     2,301          2,057
Finished goods      35,362         30,986
-----------------------------------------
                   $49,305        $41,173
=========================================


(5)     Comprehensive  Income

     The  table  below  presents  other  comprehensive  income  (loss):
----------------------------------------------------------------------------------------------------------------
                                  Foreign     Unrealized           Accumulated Other    Retained   Accumulated
                                  Currency    Gains (Losses)       Comprehensive        Earnings   Comprehensive
(in US$000's)                     Items       on Securities        Income (Loss)                   Income (Loss)
----------------------------------------------------------------------------------------------------------------
Beginning balance, July 1, 2002     ($8,230)  $ 105                ($8,125)             $ 114,643  $ 106,518
Current period change                18,620    (108)                18,512                 32,205     50,717
----------------------------------------------------------------------------------------------------------------
Ending balance, March 31, 2002    $  10,390     ($3)               $10,387              $ 146,848  $ 157,235
================================================================================================================

The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at March 31, 2003 and June 30, 2002 consisted of foreign currency translation adjustments with net credit balances of $10.4 million and net debit balances of $8.2 million, respectively and unrealized losses on securities with net debit balance of $3,000 and net credit balance of $105,000 (net of tax of $57,000), respectively.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(6)     Goodwill  and  Other  Intangible  Assets


Changes in the carrying amount of goodwill for the nine months ended March 31, 2003, were as follows:

(In US$thousands)
Balance at June 30, 2002                               $92,536
Goodwill on acquisition of John Stark and Associates       300
Foreign currency translation adjustments                 5,803
                                                       -------
Balance at March 31, 2003                              $98,639
                                                       =======

Other intangible assets amounted to $3.1 million (net of accumulated amortization of $2.9 million) and $2.7 million (net of accumulated amortization of $1.9 million) at March 31, 2003 and June 30, 2002, respectively. These intangible assets consist of patents and are amortized over the estimated useful life of the patent, generally five years. There are no expected residual values related to these intangible assets.

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

(7)     Commitments  and  Contingencies,  Continued

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

On May 6, 2003, ResMed and Fisher & Paykel Healthcare agreed to settle this patent infringement lawsuit. Under the settlement, Fisher & Paykel will introduce a new design of its mask by August 1, 2003 and ResMed will not assert intellectual property claims against the new mask. In addition, Fisher & Paykel will continue to sell its existing masks under a license from ResMed until it introduces the new version. ResMed will dismiss the lawsuit with prejudice.

2002 LITIGATION WITH RESPIRONICS. On October 11, 2002, ResMed Inc, ResMed Corp, and ResMed Limited filed a lawsuit in U.S. District Court for the Southern District of California, in San Diego against Respironics, Inc. ResMed's suit seeks a judgment that certain of Respironics' mask products (Contour Deluxe, Comfort Classic, Comfort Select, and Image3 masks) infringe patents held by ResMed. The complaint further charges Respironics with copying ResMed's proprietary mask technology, and alleges violation of the Lanham Act, trademark and trade dress infringement, and common law violations relating to the appearance of ResMed's mask products. ResMed seeks an injunction and damages. On March 4, 2003, the Court denied Respironics' motion to transfer the case to the U.S. District Court for the Western District of Pennsylvania.

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

Other pre-trial proceedings continue in each of the cases described above. No trial dates have been set. While we are prosecuting and defending, as applicable, the above actions, there can be no assurance that we will be successful.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(7)     Commitments  and  Contingencies,  Continued

OTHER LITIGATION. In addition to the matters described above, in the normal course of business, the Company is subject to routine litigation incidental to the business. While the results of this litigation cannot be predicted with certainty, the Company believes that their final outcome will not have a material adverse effect on its consolidated financial statements taken as a whole.

(8)     Business  Acquisitions

NINE  MONTHS  ENDED  MARCH  31,  2003

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

(8)     Business  Acquisitions,  Continued

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

The Company believes that the assumptions used to value acquired intangible assets noted above were reasonable at the time of acquisition and as at March 31, 2003. No assurance can be given, however, that the underlying assumptions used to estimate expected project revenues, development costs or profitability, or events associated with such projects, will transpire as estimated. For these reasons, among others, actual results may vary from the projected results.

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


(9)     Long-Term  Debt

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


(9)     Long-Term  Debt,  Continued

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

     During the nine months ended March 31, 2003 the Company repurchased $10.0 million face value of its convertible subordinated notes. The total purchase price of the notes was $9.4 million, including $0.2 million in accrued interest. The Company recognized a gain of $0.3 million, net of tax of $0.2 million, on these transactions.

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


(10)     In-Process  Research  and  Development  Charge

MAP

On acquisition of MAP in February 2001, the Company recognized as an expense a charge of $17.7 million with respect to five in-process research and development programs under active development by MAP at date of acquisition. The five projects were:

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(10)     In-Process  Research  and  Development  Charge,  Continued

(i)     A  single-walled  nasal  cushion  mask  system.
(ii)    A  new  Headgear  System
(iii)   Standalone  active  humidifier
(iv)    An  Autotitration  CPAP device for treatment of Obstructive Sleep Apnea
(v)     A  new  Obstructive  Sleep  Apnea  diagnostic  device.

The  status  of  each  project  is  as  noted  below:

(i)     Single-walled  nasal  cushion

The nasal cushion under development by MAP on acquisition was originally due for release in October 2001. Delays in the design and manufacturing process delayed the release for seven months, until April 2002. The delay in release of the product was not significant over its expected life cycle, and has made no significant impact on the net return assumptions used in the initial IPR&D model. Since release, the product (now referred to as the Papillon) has met or exceeded all sales forecasts.

(ii)     New  headgear

The new headgear product line was withheld to coincide with the release of the Papillion mask system in April 2002 and so was also seven months behind schedule in projected release dates. Since release, the new headgear system has exceeded original sales projections and continues to meet or exceed initial expectations.

(iii)     Standalone  Humidifier

Due to other priorities and to the introduction of integrated humidification flow generator devices by a number of competitors during fiscal 2002, we have delayed the standalone humidifier project.

Given the relatively small revenue forecast of the product line in the IPR&D model, the financial impact of this project is not material to ResMed or the net return of the MAP acquisition.

PART  I  -  FINANCIAL  INFORMATION                                       Item  1
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(10)     In-Process  Research  and  Development  Charge,  Continued

(iv)     AutoTitration  Device

The main product development effort of MAP since acquisition has been on the completion of the Autotitration CPAP flow generator specified in the initial in-process research and development charge. This project experienced some delays due to the complexity of the software algorithm development process and associated electronics resulting in the product being released in November 2002.

(v)     Obstructive  Sleep  Apnea  Diagnostic  Device

MAP's new diagnostic device remains on target for initial market release in Calendar 2003 although the forecasted release date of March 2003 was not achieved. We remain confident in the capacity of the device to enhance the diagnostic process, and remain confident in the potential of the product to significantly impact the treatment and diagnosis of Obstructive Sleep Apnea in the German market.

As at March 31, 2003, three of the five programs have been completed with the release of the Papillon Mask system, upgraded headgear and the Magellan Automated flow generator CPAP device. All three products are generating sales revenue consistent with our original expectations and assumptions used in calculating the in-process research and development charge. We expect to release products with respect to both remaining in-process research and development programs over the next twelve-month period, which is generally consistent with our original expectations.

Given the successful completion of the above research programs and performance of the associated product lines, we remain confident in the assumptions used to determine the in-process research and development charge and as a result the net return of the MAP acquisition.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

NET  REVENUE

Net revenue increased for the three months ended March 31, 2003 to $69.0 million from $52.8 million for the three months ended March 31, 2002, an increase of $16.2 million or 31%. For the nine-month period ended March 31, 2003 net revenue increased to $192.9 million from $147.8 million for the nine-month period ended March 31, 2002, an increase of $45.1 million or 30%.

Both the three-month and nine-month increases in net revenue were attributable to an increase in unit sales of the Company's flow generators and accessories. Sales for the quarter also benefited from an appreciation of international currencies against the US dollar (increasing sales by approximately $5.5 million) and inclusion of sales of $1.6 million from Servo Magnetics Inc (SMI), the subsidiary we acquired in May 2002. Sales for the nine months ended March 31, 2003 also benefited from an appreciation of international currencies against the US dollar (increasing sales by approximately $10.8 million) and inclusion of sales of $5.0 million from Servo Magnetics. Net revenue in North and Latin America increased to $33.8 million from $26.7 million for the quarter, and to $94.4 million from $72.5 million for the nine-month periods ended March 31, 2003 and 2002 respectively. This growth reflects increased public and physician awareness of sleep-disordered breathing. Net revenue in international markets increased to $35.2 million from $26.1 million for the quarter, and to $98.4 million from $75.3 million for the nine-month periods ended March 31, 2003 and 2002 respectively. International sales growth for the quarter and nine months ended March 31, 2003 reflects organic growth in the overall sleep disordered breathing market and appreciation of international currencies against the U.S. dollar. Growth was partially constrained by lower growth in the Asia Pacific region, primarily due to the Japanese market, where we have experienced delays in regulatory approval for the Autoset Spirit. Formal regulatory approval was received in May 2003.

Sales of flow generators for the three months ended March 31, 2003 increased by 24% compared to the quarter ended March 31, 2002; including increases of 23% in North and Latin America and 24% elsewhere. Sales of mask systems, motors and other accessories increased by 39%; including increases of 30% in North and Latin America and 51% elsewhere, for the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. These increases reflect growth in the overall sleep-disordered breathing market, appreciation of international currencies against the U.S. dollar and our acquisition of SMI.

For the nine months ended March 31, 2003, sales of flow generators increased by 24% compared to the nine months ended March 31, 2002; including increases of 24% in North and Latin America and 23% elsewhere. Sales of mask systems, motors and other accessories increased by 39%; 35% in North and Latin America and 42% elsewhere, for the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. The increases reflect growth in the overall sleep-disordered breathing market, appreciation of international currencies against the U.S. dollar and our acquisition of SMI.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                    OPERATION

GROSS  PROFIT

Gross profit increased for the three months ended March 31, 2003 to $43.2 million from $33.8 million for the three months ended March 31, 2002, an increase of $9.4 million or 28%. Gross profit as a percentage of net revenue decreased marginally for the quarter ended March 31, 2003 to 63% from 64% for the quarter ended March 31, 2002 reflecting the impact of slightly higher manufacturing costs resulting from a stronger Australian dollar against the US dollar (as the majority of manufacturing labor and overhead costs are incurred in Australia) and, to a lesser extent, the inclusion of SMI's operations, which, as motor sales, achieve lower margins compared to the Company's overall gross margin.

For the nine months ended March 31, 2003 gross profit increased to $122.7 million from $96.4 million in the same period of fiscal 2002, an increase of $26.3 million or 27%. Gross profit as a percentage of net revenue decreased for the nine months ended March 31, 2003 to 64% from 65% for the nine months ended March 31, 2002. The decline reflects the impact of slightly higher manufacturing costs resulting from a stronger Australian dollar against the US dollar (as the majority of manufacturing labor and overhead costs are incurred in Australia) and, to a lesser extent, the inclusion of SMI operations, which, as motor sales, achieve lower margins compared to the Company's overall gross margin.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses increased for the three months ended March 31, 2003 to $21.0 million from $16.4 million for the three months ended March 31, 2002, an increase of $4.6 million or 28%. As a percentage of net revenue, selling, general and administrative expenses for the three months ended March 31, 2003 decreased to 30% compared to 31% for the three months ended March 31, 2002. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other expenses related to the increase in Company sales. The increase in selling, general and administrative expenses was also attributable to appreciation of international currencies against the US dollar (adding approximately $1.8 million), the inclusion of $0.7 million from SMI's operations, and $0.5 million in litigation costs associated with outstanding patent infringement lawsuits against competitors.

Selling, general and administrative expenses for the nine months ended March 31, 2003 increased to $59.7 million from $45.5 million for the nine months ended March 31, 2002, an increase of $14.2 million or 31%. As a percentage of net revenue, selling, general and administration expenses were 31% for the nine months ended March 31, 2003 consistent with the nine months ended March 31, 2002. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other expenses related to the increase in Company sales. The increase in selling, general and administrative expenses was also attributable to appreciation of international currencies against the US dollar (adding approximately $3.5 million), the inclusion of $2.0 million from SMI's operations, and $1.2 million in litigation costs associated with outstanding patent infringement lawsuits against competitors.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                    OPERATION

RESEARCH  AND  DEVELOPMENT  EXPENSES

Research and development expenses increased for the three-months ended March 31, 2003 to $5.1 million from $3.8 million for the three months ended March 31, 2002, an increase of $1.3 million or 34%. As a percentage of net revenue, research and development expenses were 7.3% for the three months ended March 31, 2003 compared to 7.2% for the three months ended March 31, 2002. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products. The increase also reflects an appreciation of the Australian dollar against the US dollar, as the majority of research and development costs are incurred in Australian dollars. In constant currency terms, research and development expenses for the three months ended March 31, 2003 increased by $0.7 million or 17%, compared to the three months ended March 31, 2002.

For the nine-month period ended March 31, 2003 research and development expenses increased to $14.3 million from $10.8 million for the same period in fiscal
2002, an increase of $3.5 million or 33%. As a percentage of net revenue, research and development expenses were 7.4% for the nine months ended March 31, 2003 compared to 7.3% for the nine months ended March 31, 2002. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products. To a lesser extent, the increase also reflects an appreciation of the Australian dollar against the US dollar, as the majority of research and development costs are incurred in Australian dollars. In constant currency terms, research and development expenses for the nine months ended March 31, 2003 increased by $2.3 million or 22%, compared to the nine months ended March 31, 2002.

OTHER  INCOME  (EXPENSE),  NET

Other income, net for the three months ended March 31, 2003 of $0.9 million was lower than the three months ended March 31, 2002 of $2.5 million. The reduction in other income, net is attributable to no gains on debt extinguishment this quarter, partially offset by increased net foreign currency gains. Interest expense was also lower due to the reduction in convertible note debt and increased cash holdings. For the three months ended March 31, 2003, we recorded foreign exchange gains of $1.4 million arising from gains on our foreign currency hedging instruments.

Other income (expenses), net decreased for the nine months ended March 31, 2003 to net expense of $1.5 million from net income of $1.0 million for the nine months ended March 31, 2002. The decrease in other income was attributable to lower gains on extinguishment of debt and lower net foreign currency exchange gains, partially offset by lower interest expense due to the reduction in convertible note debt.
                                      - 26 -

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                    OPERATION

INCOME  TAXES

The Company's effective income tax rate increased to approximately 32% for the three months ended March 31, 2003 from approximately 31.3% for the three months ended March 31, 2002. For the nine- month period ended March 31, 2003, it increased to 31.8% from 31.1% for the nine-month period ended March 31, 2002. The marginally higher tax rate was primarily due to the geographical mix of taxable income. The Company continues to benefit from the Australian corporate tax rate of 30%, because the Company generates a majority of its taxable income in Australia.


IN-PROCESS  RESEARCH  AND  DEVELOPMENT  CHARGE

On acquisition of MAP in February 2001, the Company recognized as an expense a charge of $17.7 million with respect to five in-process research and development programs under active development by MAP at date of acquisition. The five projects were:

(i)     A  single-walled  nasal  cushion  mask  system
(ii)    New  Headgear  gear  system
(iii)   Standalone  active  humidifier
(iv)    An  Autotitration  CPAP device for treatment of Obstructive Sleep Apnea
(v)     A  new  Obstructive  Sleep  Apnea  diagnostic  device

The  status  of  each  project  is  as  noted  below:

(i)     Single-walled  nasal  cushion

The nasal cushion under development by MAP on acquisition was originally due for release in October 2001. Delays in the design and manufacturing process delayed the release for seven months, until April 2002. The delay in release of the product was not significant over its expected life cycle, and has made no significant impact on the net return assumptions used in the initial IPR&D model. Since release, the product (now referred to as the Papillon) has met or exceeded all sales forecasts.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                    OPERATION

IN-PROCESS  RESEARCH  AND  DEVELOPMENT  CHARGE,  CONTINUED

(ii)     New  headgear

The new headgear product line was withheld to coincide with the release of the Papillion mask system in April 2002 and so was also seven months behind schedule in projected release dates. Since release, the new headgear system has exceeded original sales projections and continues to meet or exceed initial expectations.

(iii)     Standalone  Humidifier

Due other priorities and to the introduction of integrated humidification flow generator devices by a number of competitors during fiscal 2002, we have delayed the standalone humidifier project.

Given the relatively small revenue forecast of the product line in the IPR&D model, the financial impact of this project is not material to ResMed or the net return of the MAP acquisition.

(iv)     AutoTitration  Device

The main product development effort of MAP since acquisition has been on the completion of the Autotitration CPAP flow generator specified in the initial in-process research and development charge. This project experienced some delays due to the complexity of the software algorithm development process and associated electronics. MAP released the product in November 2002.

(v)     Obstructive  Sleep  Apnea  Diagnostic  Device

MAP's new diagnostic device remains on target for initial market release in Calendar 2003, although the forecasted release date of March 2003 was not achieved. We remain confident in the capacity of the diagnostic algorithm to significantly enhance the diagnostic process, and remain confident in the potential of the product to significantly impact the treatment and diagnosis of obstructive sleep apnea in the German market.

As at March 31, 2003, three of the five programs have been completed with the release of the Papillon Mask system, upgraded headgear and the Magellan Automated flow generator device. All three products are generating sales revenue consistent with our original expectations and assumptions used in calculating the in-process research and development charge. We expect to release products with respect to both remaining in-process research and development programs over the next twelve-month period, which is generally consistent with our original expectations.

Given the successful completion of the above research programs and performance of the associated product lines, we remain confident in the assumptions used to determine the in-process research and development charge and as a result the net return of the MAP acquisition.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                    OPERATION

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2003 and June 30, 2002, the Company had cash and cash equivalents and marketable securities available-for-sale of approximately $103.3 million and $92.8 million, respectively. The Company's working capital approximated $167.2 million and $142.8 million, at March 31, 2003 and June 30, 2002, respectively.

Inventory as at March 31, 2003 increased by $8.1 million or 20% to $49.3 million compared to June 30, 2002 inventories of $41.2 million. This increase in inventory was broadly in line with a 23% incremental increase in revenues in the three months ended March 31, 2003 compared to the three months ended June 30, 2002. Accounts receivable as at March 31, 2003 were $52.6 million, an increase of $6.4 million or 14% over the June 30, 2002 accounts receivables balance of $46.2 million. This was lower than the 23% incremental increase in revenues for the three months ended March 31, 2003 compared to the three months ended June 30, 2002, reflecting improved collections. Accounts receivable days outstanding improved to 68 days for the March 31, 2003 quarter, compared to 72 days for the June 30, 2002 quarter.

During the nine months ended March 31, 2003, the Company generated cash of $37.1 million from operations, primarily as a result of increased profit from operations, and increased accounts payable and accrued expenses offset by increases in inventory and accounts receivable balances. During the nine months ended March 31, 2002 our operations generated approximately $27.2 million of cash.

The Company's capital expenditures for the nine-month periods ended March 31, 2003 and 2002 aggregated $16.5 million and $15.8 million respectively. The majority of the expenditures in the nine-month period ended March 31, 2003 related to the construction of the Company's new manufacturing facility in Sydney, Australia, acquisition of computer hardware and software including a disaster recovery system and purchase of production tooling and equipment. As a result of these capital expenditures, the Company's March 31, 2003 balance sheet reflects net property plant and equipment of approximately $92.2 million at March 31, 2003 compared to $79.3 million at June 30, 2002.

During the nine months ended March 31, 2003 and the fiscal year ended June 30, 2002, we repurchased $10.0 million and $56.8 million face value of our convertible subordinated notes respectively. The total purchase price of the notes repurchased during the nine months ended March 31, 2003 was $9.4 million, including $0.2 million in accrued interest. We recognized a gain, net of tax, of $0.3 million on these transactions. As of March 31, 2003 and June 30, 2002, we had convertible subordinated notes outstanding of $113.3 million and $123.3 million respectively.

We may from time to time seek to retire our convertible subordinated notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Any repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, and any current or future contractual obligations, if any, that may directly or indirectly apply to such transactions.

On October 2, 2001, we paid $1.4 million as final consideration associated with the purchase of MAP on February 16, 2001. The amount has been recorded as goodwill.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                    OPERATION

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

On April 26, 2002, we settled our purchase of a 30-acre site at Norwest Business Park, located northwest of Sydney, Australia. The acquisition cost was $23.6 million, with the final payment of $6.3 million due in April 2003. We expect the first building, a manufacturing and warehouse facility, to be completed on this site in February 2004. We expect to complete new research and development and office facilities in calendar 2005. We estimate that the total building costs to be incurred on the first building will be approximately $32.0 million and we expect to fund this expenditure through existing cash reserves and cash generated from operations.

On May 8, 2002, we completed a sale and leaseback transaction of our Australian facility located at North Ryde in Sydney, Australia. The property was sold for $18.5 million with a three-year leaseback and a further one-year option. The profit before tax on sale of the property of $5.5 million will be amortized over the lease period. We will utilize the cash available from the sale to construct our new facilities at Norwest Business Park, which is also located in Sydney, Australia.

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

On June 6, 2002, the Board of Directors authorized us to repurchase up to 4 million shares of our outstanding common stock. For fiscal year 2002, we repurchased 290,047 shares at a cost of $7.9 million and during the nine months ended March 31, 2003 we repurchased 125,318 shares at a cost of $3.5 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                    OPERATION

LIQUIDITY  AND  CAPITAL  RESOURCES,  CONTINUED

Details  of  contractual  obligations  at  March  31,  2003  were  as  follows:

------------------------------------------------------------------------------------------------
In $ 000's                                            Payments Due by Period
------------------------------------------------------------------------------------------------
                                       Less than 1 year   1-3 years   4-5 years   After 5 years
------------------------------------------------------------------------------------------------
Long-Term Debt                         $   -              $  113,250  $  -        $    -
Operating Leases                          6,215                9,413    3,973         720
Unconditional Purchase Obligations(1)    31,742                3,771     -             -
------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations       37,957              126,434    3,973         720
------------------------------------------------------------------------------------------------

(1) The figure includes unconditional purchase obligations of $29.2 million relating to the construction of our manufacturing and warehouse facility at Norwest in Sydney, Australia.

Details  of  other  commercial  commitments  at  March 31, 2003 were as follows:

                                                    Amount of Commitment Expiration Per Period
-----------------------------------------------------------------------------------------------------
In  $000's          Total Amounts Committed  Less than 1 year   1-3 years   4-5 years   Over 5 years
-----------------------------------------------------------------------------------------------------
Lines of Credit                  $  112      $  112             $   -       $   -       $      -
Standby Letters of Credit             -           -                 -           -              -
Guarantees(1)                     8,371       6,351               707           -          1,313
Standby Repurchase Obligations                    -                 -           -              -
Other Commercial Commitments          -           -                 -           -              -
-----------------------------------------------------------------------------------------------------
Total Commercial Commitments      8,483       6,463               707           -          1,313
-----------------------------------------------------------------------------------------------------

(1) The above guarantees relate to guarantees provided by banks. Guarantees of $6.3 million relate to deferred payments due on our land purchase at Norwest and have been recorded as a liability in our financial accounts. The guarantees are secured by cash deposits held with the bank. The balance of the guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

The results of our international operations are affected by changes in exchange rates between currencies. Changes in exchange rates may negatively affect our consolidated net revenue and gross profit margins from international operations. We are exposed to the risk that the dollar value equivalent of anticipated cash flows may be adversely affected by changes in foreign currency exchange rates. We manage this risk through foreign currency option contracts.

We expect to satisfy all of our short-term and long-term liquidity requirements through a combination of cash on hand and cash generated from operations.

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                    OPERATION

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

PART  I  -  FINANCIAL  INFORMATION                                       Item  2
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                    OPERATION

CRITICAL  ACCOUNTING  PRINCIPLES  AND  ESTIMATES,  CONTINUED

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

(6) Revenue Recognition. Revenue on product sales is recorded at the time of shipment, at which time title transfers to the customer. Revenue on product sales which require customer acceptance is not recorded until acceptance is received. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized ratably over the life of the service contract. Revenue received in advance from rental unit contracts is initially deferred and recognized ratably over the life of the rental contract. Revenue from sale of marketing and distribution rights is initially deferred and recognized ratably as revenue over the life of the contract. Freight charges billed to customers are included in revenue. All freight-related expenses are charged to cost of sales.

We do not offer a right of return or other recourse with respect to the sale of our products or similarly offer variable sale prices for subsequent events or activities. However, as part of our sales processes we may provide upfront discounts for large orders, one time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. The costs of all such programs are recorded as an adjustment to revenue. In our domestic sales activities we use a number of Manufacturer Representatives to sell our products. These representatives are paid a direct commission on sales and act as an integral component of our domestic sales force. We do not sell our products to these representatives, and do not recognize revenue on such shipments. Our products are predominantly therapy based equipment and require no installation. As such, we have no significant installation obligations.

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

The table below provides information in US dollar equivalents on our foreign-currency denominated financial assets by legal entity functional currency as of March 31, 2003 (in thousands):

                                                  Foreign Currency Financial Assets
---------------------------------------------------------------------------------------------------------------------
                                    Australian   US        Euro     Great Britain  Singapore  NZ      Swedish   Swiss
                                    dollar       dollar             Pound          dollar     dollar  Kroner    Franc
---------------------------------------------------------------------------------------------------------------------
AUD Functional Currency Entities:
Assets                              $     -      30,832   10,015     1,670         1,502      833     739         409
Liability                           $     -      (7,060)    (117)   (3,933)          (96)      (4)    (19)          -
---------------------------------------------------------------------------------------------------------------------
Net Total                           $     -      23,772    9,898    (2,263)        1,406      829     720         409
---------------------------------------------------------------------------------------------------------------------

USD Functional Currency Entities:
Assets                              $19,243           -        -         -             -        -       -           -
Liability                           $     -           -        -         -             -        -       -           -
---------------------------------------------------------------------------------------------------------------------
Net Total                           $19,243           -        -         -             -        -       -           -
---------------------------------------------------------------------------------------------------------------------

Euro Functional Currency Entities:
Assets                                8,619          69        -         -             -        -       -       1,608
Liability                                 -        (220)       -         -             -        -       -           -
---------------------------------------------------------------------------------------------------------------------
Net Total                           $ 8,619        (151)       -         -             -        -       -       1,608
---------------------------------------------------------------------------------------------------------------------

The table below provides information about our foreign currency derivative financial instruments and presents such information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at March 31, 2003. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

PART  I  -  FINANCIAL  INFORMATION                                       Item  3
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN  CURRENCY  MARKET  RISK,  CONTINUED


                                                                                                                Total Fair
                                                                                                               Value Assets/
                                                                                                               (Liabilities)
(In thousands except exchange rates) FY 2003           FY 2004            FY2005              TOTAL           March 31,  June 30,
                                                                                                              2003       2002
---------------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Call Options
(Receive AUS$/Pay U.S.$)
Option amount                       $12,000            $66,000            $24,000             $102,000        $1,356     $2,341
Average contractual exchange rate   AUS$1=USD0.64      AUS$1=USD0.607     AUS$1 = USD0.647    AUS$1= USD0.620

(Receive AUS$/Pay Euro)
Option amount                       $6,105             $18,302            $-                  $24,407           $134       $423
Average contractual exchange rate   AUS$1=Euro0.595    AUS$1=Euro0.595    AUS$1= Euro0.595
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                          1,490      2,764
---------------------------------------------------------------------------------------------------------------------------------

INTEREST  RATE  RISK

We are exposed to risk associated with changes in interest rates affecting the return on investments.

At March 31, 2003, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We maintain a short-term investment portfolio containing financial instruments in which the majority of funds invested have original maturities of greater than three months but less than twelve months. The financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

A hypothetical 100 basis point change in interest rates during the three months ended March 31, 2003, would have resulted in approximately $0.2 million change in pre-tax income. In addition, the value of our marketable securities would change by approximately $0.1 million following a hypothetical 100 basis point change in interest rates. We do not use derivative financial instruments in our investment portfolio.


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

FORWARD-LOOKING  STATEMENTS,  CONTINUED

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

RISK  FACTORS

The risks and uncertainties that may affect our business, financial condition or results of operations include the following:

OUR INABILITY TO COMPETE SUCCESSFULLY IN OUR MARKETS MAY HARM OUR BUSINESS. The markets for our sleep-disordered breathing products are highly competitive and are characterized by frequent product improvements and evolving technology. Our ability to compete successfully depends, in part, on our ability to develop innovative new products and to be the first to market with those products. The development of innovative new products by our competitors or the discovery of alternative treatments or potential cures for the conditions that our products treat could result in our products becoming noncompetitive or obsolete.

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

RISK  FACTORS,  CONTINUED

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

We intend to expand our marketing activities to target the population with a predisposition to sleep- disordered breathing as well as primary care physicians and various medical specialists. We cannot assure you that these marketing efforts will be successful in increasing awareness of our products.

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

IF WE ARE UNABLE TO SUPPORT OUR CONTINUED GROWTH, OUR BUSINESS COULD SUFFER. We have experienced rapid and substantial growth. As we continue to grow, the complexity of our operations increases, placing greater demands on our management. Our ability to manage our growth effectively depends on our ability to implement and improve our financial and management information systems on a timely basis and to effect other changes in our business. Unexpected difficulties during expansion, the failure to attract and retain qualified employees, the failure to successfully replace or upgrade our management information systems, the failure to manage costs or our inability to respond effectively to growth or plan for future expansion could cause our growth to stop. If we fail to manage our growth, our business could suffer.

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

RISK  FACTORS,  CONTINUED

WE MANUFACTURE SUBSTANTIALLY ALL OF OUR PRODUCTS OUTSIDE THE U.S. AND SELL A SIGNIFICANT PORTION OF OUR PRODUCTS IN NON-U.S. MARKETS, SUBJECTING US TO VARIOUS RISKS RELATING TO INTERNATIONAL ACTIVITIES THAT COULD ADVERSELY AFFECT OUR OVERALL PROFITABILITY. Sales outside North and Latin America accounted for approximately 51%, 48%, and 46% of our net revenues in fiscal years 2002, 2001 and 2000, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our domestic operations, including:

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

GOVERNMENT AND PRIVATE INSURANCE PLANS MAY NOT REIMBURSE PATIENTS FOR OUR PRODUCTS, WHICH COULD RESULT IN REDUCTIONS IN SALES OR SELLING PRICES FOR OUR PRODUCTS. Our ability to sell our products depends in large part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. These third party payers are increasingly challenging the prices charged for medical products and services. Therefore, even if a product is approved for marketing, we cannot assure you that reimbursement will be allowed for such product or that the reimbursement amount will be adequate or, if adequate, will not subsequently be reduced. For example, in some markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of our products but is subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia and the United Kingdom, there is currently limited or no reimbursement for devices that treat sleep-disordered breathing conditions. Additionally, future legislation or regulation concerning the health care industry or third party or governmental coverage and reimbursement, particularly, legislation or regulation limiting consumers' reimbursement rights may harm our business.

PART  I  -  FINANCIAL  INFORMATION                                       Item  3
--------------------------------------------------------------------------------
                           RESMED INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK  FACTORS,  CONTINUED

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

RISK  FACTORS,  CONTINUED

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

RISK  FACTORS,  CONTINUED

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

RISK  FACTORS,  CONTINUED

- the  introduction  of  new  products  by  us  or  our  competitors;
- the  geographic  mix  of  product  sales;
- the  success  of  our  marketing  efforts  in  new  regions;
- changes  in  third  party  reimbursement;
- timing  of  regulatory  clearances  and  approvals;
- timing  of  orders  by  distributors;
- expenditures  incurred  for  research  and  development;
- competitive  pricing  in  different  regions;
- seasonality;
- the  cost  and  effect  of  promotional  and  marketing  programs;
  the effect of foreign currency transaction gains or losses; and other activities of our competitors.

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

RISK  FACTORS,  CONTINUED

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

PART II  -  FINANCIAL  INFORMATION                                     Items 1-6
--------------------------------------------------------------------------------
                          RESMED INC. AND SUBSIDIARIES

Item  1   Legal  Proceedings
          Refer  Note 7 to the Condensed  Consolidated  Financial  Statements

Item  2   Changes  in  Securities  and  Use  of  Proceeds
          None

Item  3   Defaults  Upon  Senior  Securities
          None

Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders
          None

Item  5   Other  Information
          On February 17, 2003, we appointed David Pendarvis as our Corporate Secretary. He will also continue as Vice President, Global General Counsel.

Item  6   Exhibits  and  Report  on  Form  8-K
          a)  Exhibits
          None  during  the  quarter  ended  March  31,  2003.

          b)  Reports  on  Form  8-K
          None  during  the  quarter  ended  March  31,  2003.

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

ResMed  Inc.

/S/  PETER  C.  FARRELL
------------------------
Peter  C.  Farrell
President  and  Chief  Executive  Officer


/S/  ADRIAN  M.  SMITH
------------------------
Adrian  M.  Smith
Vice  President  Finance  and  Chief  Financial  Officer

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

May  13,  2003

/S/  PETER  C.  FARRELL
-----------------------
Peter  C.  Farrell
Chairman  and  Chief  Executive  Officer

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

May  13,  2003

/S/  ADRIAN  M.  SMITH
-----------------------
Adrian  M.  Smith
Vice  President  Finance  and  Chief  Financial  Officer