Form 10-K
period 2003-06-30
RESMED INC
filed 2003-09-12
CIK 943819

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

                     FOR  THE  FISCAL  YEAR  ENDED  JUNE  30,  2003
                         COMMISSION  FILE  NUMBER:  0-26038

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

           SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF  THE  ACT
                               TITLE  OF  EACH  CLASS
                          COMMON  STOCK,  $.004  PAR  VALUE
                       RIGHTS  TO  PURCHASE  SERIES  A  JUNIOR
                          PARTICIPATING  PREFERRED  STOCK

                   NAME  OF  EACH  EXCHANGE  UPON  WHICH  REGISTERED
                             NEW  YORK  STOCK  EXCHANGE

           SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(G)  OF  THE  ACT
                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS
FOR  THE  PAST  90  DAYS.     YES  [X]   NO  [   ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATIONS S-K (S 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ]


INDICATE  BY  CHECK  MARK  WHETHER  THE  REGISTRANT  IS AN ACCELERATED FILER (AS
DEFINED  IN  RULE  12B-2  OF  THE  EXCHANGE  ACT).  YES  [X]   NO  [   ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF REGISTRANT AS OF SEPTEMBER 5, 2003, COMPUTED BY REFERENCE TO THE CLOSING SALE PRICE OF SUCH STOCK ON THE NEW YORK STOCK EXCHANGE, WAS APPROXIMATELY $1,372,490,000. (ALL DIRECTORS, EXECUTIVE OFFICERS, AND 10% STOCKHOLDERS OF REGISTRANT ARE CONSIDERED AFFILIATES.)

AT SEPTEMBER 5, 2003, REGISTRANT HAD 33,815,865 SHARES OF COMMON STOCK, $.004 PAR VALUE, ISSUED AND OUTSTANDING. THIS NUMBER EXCLUDES 425,928 SHARES HELD BY THE REGISTRANT AS TREASURY SHARES.

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS NOVEMBER 13, 2003 MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

---------------------------------------------------------------------------------------------------
                                              CONTENTS
---------------------------------------------------------------------------------------------------
Part I
Item 1 .  Business                                                                                3
Item 2 .  Properties                                                                             17
Item 3 .  Legal Proceedings                                                                      17
Item 4 .  Submission of Matters to a Vote of Security Holders                                    19

Part II
Item 5 .  Market for Registrant's Common Equity and Related Stockholder Matters                  19
Item 6 .  Selected Financial Data                                                                21
Item 7 .  Management's Discussion and Analysis of Financial Condition and Results of Operations  22
Item 7A.  Quantitative and Qualitative Disclosures About Market and Business Risks               33
Item 8 .  Consolidated Financial Statements and Supplementary Data                               40
Item 9 .  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   41
Item 9A.  Controls and Procedures                                                                41

Part III
Item 10.  Directors and Executive Officers of the Registrant                                     42
Item 11.  Executive Compensation                                                                 42
Item 12.  Security Ownership of Certain Beneficial Owners and Management                         42
Item 13.  Certain Relationships and Related Transactions                                         42
Item 14.  Principal Accountant Fees and Services                                                 42

Part IV
Item 15.  Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K            42
... . . .  Signatures                                                                             44
---------------------------------------------------------------------------------------------------


ACTIVA, AERO-CLICK, AERO-FIX, AUTO VPAP, AUTOSCAN, AUTOSET, AUTOSET CS, AUTOSET SPIRIT, AUTOSET T, AUTOSET.COM, AUTOSET-CS.COM, AUTOVIEW, BUBBLE CUSHION, BUBBLE MASK, HUMIDAIRE, HUMIDAIRE 2I, IPAP MAX, IPAP MIN, MEDDTRAXX, MEPAL, MESAMIV, MINNI MAX NCPAP, MIRAGE, PROTEGE , MORITZ II BILEVEL, POLY-MESAM, RESCAP, RESALARM, RESCONTROL, RESMED, SLEEPKIT SOLUTIONS, S6, S7, SCAN, SELFSET, SMARTSTART, SULLIVAN, TICONTROL, TRAXX, TWISTER REMOTE, ULTRA MIRAGE, VPAP AND VPAP MAX, VSYNC, ARE OUR TRADEMARKS.

AS USED IN THIS 10-K, THE TERMS "WE", "US", "OUR" AND "THE COMPANY" REFER TO RESMED INC., A DELAWARE CORPORATION, AND ITS SUBSIDIARIES, ON A CONSOLIDATED BASIS, UNLESS OTHERWISE STATED.

--------------------------------------------------------------------------------
                                     PART  I
--------------------------------------------------------------------------------

ITEM  1     BUSINESS

GENERAL

WE ARE A LEADING DEVELOPER, MANUFACTURER AND DISTRIBUTOR OF MEDICAL EQUIPMENT FOR TREATING, DIAGNOSING, AND MANAGING SLEEP DISORDERED BREATHING, OR SDB. SDB INCLUDES OBSTRUCTIVE SLEEP APNEA, OR OSA, AND OTHER RESPIRATORY DISORDERS THAT OCCUR DURING SLEEP. WHEN WE WERE FORMED IN 1989, OUR PRIMARY PURPOSE WAS TO
COMMERCIALIZE A TREATMENT FOR OSA DEVELOPED BY PROFESSOR COLIN SULLIVAN. THIS TREATMENT, NASAL CONTINUOUS POSITIVE AIRWAY PRESSURE, OR CPAP, WAS THE FIRST SUCCESSFUL NONINVASIVE TREATMENT FOR OSA. CPAP SYSTEMS DELIVER PRESSURIZED AIR, TYPICALLY THROUGH A NASAL MASK, TO PREVENT COLLAPSE OF THE UPPER AIRWAY DURING SLEEP.

SINCE THE DEVELOPMENT OF NASAL CPAP, WE HAVE DEVELOPED A NUMBER OF INNOVATIVE PRODUCTS FOR SDB, INCLUDING AIRFLOW GENERATORS, DIAGNOSTIC PRODUCTS, MASK
SYSTEMS, HEADGEAR AND OTHER ACCESSORIES. OUR GROWTH HAS BEEN FUELLED BY GEOGRAPHIC EXPANSION, INCREASED AWARENESS OF SDB AS A SIGNIFICANT HEALTH CONCERN AMONG PHYSICIANS AND PATIENTS, AND OUR RESEARCH AND PRODUCT DEVELOPMENT EFFORT.

WE EMPLOY 1,464 PEOPLE AND SELL OUR PRODUCTS IN OVER 60 COUNTRIES THROUGH A COMBINATION OF WHOLLY OWNED SUBSIDIARIES AND INDEPENDENT DISTRIBUTORS.

OUR WEB SITE ADDRESS IS WWW.RESMED.COM. WE MAKE OUR PERIODIC REPORTS, TOGETHER WITH ANY AMENDMENTS, AVAILABLE ON OUR WEB SITE, FREE OF CHARGE, AS SOON AS REASONABLY PRACTICABLE AFTER WE ELECTRONICALLY FILE OR FURNISH THE REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION.


CORPORATE  HISTORY

RESMED INC., A DELAWARE CORPORATION, WAS FORMED IN MARCH 1994 AS THE ULTIMATE HOLDING COMPANY FOR OUR DOMESTIC, AUSTRALIAN AND EUROPEAN OPERATING SUBSIDIARIES. ON JUNE 1, 1995, WE COMPLETED AN INITIAL PUBLIC OFFERING OF COMMON STOCK AND ON JUNE 2, 1995 OUR COMMON STOCK COMMENCED TRADING ON THE NASDAQ NATIONAL MARKET. ON SEPTEMBER 30, 1999 WE TRANSFERRED OUR PRINCIPAL PUBLIC LISTING TO THE NEW YORK STOCK EXCHANGE (NYSE), TRADING UNDER THE TICKER SYMBOL RMD. ON NOVEMBER 25, 1999, WE ESTABLISHED A SECONDARY LISTING OF OUR SHARES VIA CHESS DEPOSITARY INSTRUMENTS, OR CDIS, ON THE AUSTRALIAN STOCK EXCHANGE (ASX), ALSO UNDER THE SYMBOL RMD. TEN CDIS ON THE ASX REPRESENT ONE SHARE OF OUR COMMON STOCK ON THE NYSE. ON JULY 1, 2002, WE CONVERTED OUR ASX LISTING STATUS FROM A FOREIGN EXEMPT LISTING TO A FULL LISTING.

OUR AUSTRALIAN SUBSIDIARY, RESMED HOLDINGS LIMITED, WAS ORIGINALLY ORGANIZED IN 1989 BY DR. PETER FARRELL TO ACQUIRE FROM BAXTER CENTER FOR MEDICAL RESEARCH PTY LIMITED, OR BAXTER, THE RIGHTS TO CERTAIN TECHNOLOGY RELATING TO CPAP TREATMENT AS WELL AS BAXTER'S EXISTING CPAP DEVICE BUSINESS. BAXTER HAD SOLD CPAP DEVICES IN AUSTRALIA SINCE 1988, HAVING ACQUIRED THE RIGHTS TO THE TECHNOLOGY IN 1987.

SINCE FORMATION WE HAVE ACQUIRED A NUMBER OF OPERATING BUSINESSES INCLUDING SERVO MAGNETICS INC, LABHARDT AG, MAP MEDIZIN TECHNOLOGIE GMBH, DIETER W. PRIESS MEDTECHNIK, PREMIUM MEDICAL SARL, INNOVMEDICS PTE LTD AND EINAR EGNELL AB ON MAY 14, 2002; NOVEMBER 15, 2001; FEBRUARY 16, 2001; FEBRUARY 7, 1996; JUNE 12, 1996;
NOVEMBER 1, 1997; AND JANUARY 31, 2000 RESPECTIVELY. DURING THE 1999 FISCAL YEAR WE MADE AN EQUITY INVESTMENT IN MEDCARE FLAGA HF (MEDCARE), BASED IN ICELAND. WE NOW MARKET MEDCARE'S POLYSOMNOGRAPHIC PRODUCTS UNDER THE EMBLA AND EMBLETTA LABEL IN SELECTED COUNTRIES.

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

THE UPPER AIRWAY HAS NO RIGID SUPPORT AND IS HELD OPEN BY ACTIVE CONTRACTION OF UPPER AIRWAY MUSCLES. NORMALLY, DURING REM SLEEP AND DEEPER LEVELS OF NON-REM SLEEP, UPPER AIRWAY MUSCLES RELAX AND THE AIRWAY NARROWS. INDIVIDUALS WITH NARROW UPPER AIRWAYS OR POOR MUSCLE TONE ARE PRONE TO TEMPORARY COLLAPSES OF THE UPPER AIRWAY DURING SLEEP, OR APNEAS, OR NEAR CLOSURES OF THE UPPER AIRWAYS, OR HYPOPNEAS. THESE BREATHING IRREGULARITIES RESULT IN A LOWERING OF BLOOD OXYGEN CONCENTRATION, CAUSING THE CENTRAL NERVOUS SYSTEM TO REACT TO THE LACK OF OXYGEN OR INCREASED CARBON DIOXIDE AND SIGNALING THE BODY TO RESPOND. TYPICALLY, THE INDIVIDUAL SUBCONSCIOUSLY AROUSES FROM SLEEP, CAUSING THE THROAT MUSCLES TO CONTRACT, OPENING THE AIRWAY. AFTER A FEW GASPING BREATHS, BLOOD OXYGEN LEVELS INCREASE AND THE INDIVIDUAL CAN RESUME A DEEPER SLEEP UNTIL THE CYCLE REPEATS ITSELF. SUFFERERS OF OSA TYPICALLY EXPERIENCE TEN OR MORE SUCH CYCLES PER HOUR. WHILE THESE AWAKENINGS GREATLY IMPAIR THE QUALITY OF SLEEP, THE INDIVIDUAL IS NOT NORMALLY AWARE OF THESE DISRUPTIONS. IN ADDITION, OSA HAS RECENTLY BEEN RECOGNIZED AS A CAUSE OF HYPERTENSION AND A SIGNIFICANT CO-MORBIDITY FOR HEART DISEASE, STROKE AND DIABETES. FOR EXAMPLE, ONE RECENT RESEARCH STUDY SHOWED THAT 83% OF AN ADULT PATIENT POPULATION WITH DRUG-RESISTANT HYPERTENSION HAD OSA.

IN ITS "WAKE UP AMERICA'' REPORT TO CONGRESS IN 1993, THE NATIONAL COMMISSION ON SLEEP DISORDERS RESEARCH ESTIMATED THAT APPROXIMATELY 40 MILLION INDIVIDUALS IN THE UNITED STATES SUFFER FROM CHRONIC DISORDERS OF SLEEP AND WAKEFULNESS, SUCH AS SLEEP APNEA, INSOMNIA AND NARCOLEPSY. ACCORDING TO THIS REPORT, SLEEP APNEA IS THE MOST COMMON SLEEP DISORDER, AFFECTING APPROXIMATELY 20 MILLION INDIVIDUALS IN THE UNITED STATES. DESPITE THE HIGH PREVALENCE OF OSA, THERE IS A GENERAL LACK OF AWARENESS OF OSA AMONG BOTH THE MEDICAL COMMUNITY AND THE
GENERAL PUBLIC. IT IS ESTIMATED THAT 10% OF THOSE AFFLICTED BY OSA KNOW THE CAUSE OF THEIR EXCESSIVE DAYTIME SLEEPINESS OR OTHER SYMPTOMS. MANY HEALTH CARE PROFESSIONALS ARE OFTEN UNABLE TO DIAGNOSE OSA BECAUSE THEY ARE UNAWARE THAT SUCH NON-SPECIFIC SYMPTOMS AS EXCESSIVE DAYTIME SLEEPINESS, SNORING, HYPERTENSION AND IRRITABILITY ARE CHARACTERISTIC OF OSA.

WHILE OSA HAS BEEN DIAGNOSED IN A BROAD CROSS-SECTION OF THE POPULATION, IT IS PREDOMINANT AMONG MIDDLE-AGED MEN AND THOSE WHO ARE OBESE, SMOKE, CONSUME ALCOHOL IN EXCESS OR USE MUSCLE-RELAXING AND PAIN-KILLING DRUGS. IN ADDITION, PATIENTS WHO ARE BEING TREATED FOR CERTAIN OTHER CONDITIONS, INCLUDING THOSE UNDERGOING DIALYSIS TREATMENT OR SUFFERING FROM DIABETES, MAY HAVE AN INCREASED INCIDENCE OF OSA. RECENT STUDIES HAVE ALSO SHOWN THAT SDB IS PRESENT IN 45% OF HYPERTENSION PATIENTS (INCLUDING 80% OF PATIENTS WITH DRUG-RESISTANT HYPERTENSION), 60% OF STROKE PATIENTS AND 50% OF PATIENTS WITH CONGESTIVE HEART FAILURE.


SLEEP-DISORDERED  BREATHING  AND  OBSTRUCTIVE  SLEEP  APNEA

SLEEP DISORDERED BREATHING, OR SDB, ENCOMPASSES ALL PHYSIOLOGICAL PROCESSES THAT CAUSE DETRIMENTAL BREATHING PATTERNS DURING SLEEP. MANIFESTATIONS INCLUDE OBSTRUCTIVE SLEEP APNEA OR OSA, CENTRAL SLEEP APNEA, OR CSA, AND HYPOVENTILATION SYNDROMES THAT OCCUR DURING SLEEP. HYPOVENTILATION SYNDROMES ARE GENERALLY ASSOCIATED WITH OBESITY, CHRONIC OBSTRUCTIVE LUNG DISEASE AND NEUROMUSCULAR DISEASE. OSA IS THE MOST COMMON FORM OF SDB.

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

GENERALLY, AN INDIVIDUAL SEEKING TREATMENT FOR THE SYMPTOMS OF OSA IS REFERRED BY A GENERAL PRACTITIONER TO A SPECIALIST FOR FURTHER EVALUATION. THE DIAGNOSIS OF OSA TYPICALLY REQUIRES MONITORING THE PATIENT DURING SLEEP AT EITHER A SLEEP CLINIC OR THE PATIENT'S HOME. DURING OVERNIGHT TESTING, RESPIRATORY PARAMETERS AND SLEEP PATTERNS ARE MONITORED ALONG WITH OTHER VITAL SIGNS SUCH AS HEART RATE AND BLOOD OXYGEN LEVELS. THESE TESTS ALLOW SLEEP CLINICIANS TO DETECT ANY SLEEP DISTURBANCES SUCH AS APNEAS, HYPOPNEAS OR SUBCONSCIOUS AWAKENINGS. WE ESTIMATE THAT THERE ARE CURRENTLY MORE THAN 2,500 SLEEP CLINICS IN THE UNITED STATES, A SUBSTANTIAL PORTION OF WHICH ARE AFFILIATED WITH HOSPITALS. THE NUMBER OF SLEEP CLINICS HAS EXPANDED SIGNIFICANTLY FROM APPROXIMATELY 100 SUCH FACILITIES IN 1985.

EXISTING  THERAPIES

PRIOR  TO  1981,  THE  PRIMARY  TREATMENT  FOR OSA WAS A TRACHEOTOMY, A SURGICAL
PROCEDURE TO CUT A HOLE IN THE PATIENT'S WINDPIPE TO CREATE A CHANNEL FOR AIRFLOW. MOST RECENTLY, SURGERY HAS INVOLVED EITHER UVULOPALATOPHARYNGOPLASTY ('UPPP'), IN WHICH SURGERY IS PERFORMED ON THE UPPER AIRWAY TO REMOVE EXCESS TISSUE AND TO STREAMLINE THE SHAPE OF THE AIRWAY, OR MANDIBULAR ADVANCEMENT, IN WHICH THE LOWER JAW IS MOVED FORWARD TO WIDEN THE PATIENT'S AIRWAY. UPPP ALONE HAS A POOR SUCCESS RATE; HOWEVER, WHEN PERFORMED IN CONJUNCTION WITH MULTI-STAGE UPPER AIRWAY SURGICAL PROCEDURES, A GREATER SUCCESS RATE HAS BEEN CLAIMED.
THESE COMBINED PROCEDURES, PERFORMED BY HIGHLY SPECIALIZED SURGEONS, ARE EXPENSIVE AND INVOLVE PROLONGED AND OFTEN PAINFUL RECOVERY PERIODS.

CPAP, BY CONTRAST, IS A NON-INVASIVE MEANS OF TREATING OSA. CPAP WAS FIRST USED AS A TREATMENT FOR OSA IN 1980 BY DR. COLIN SULLIVAN, THE PAST CHAIRMAN OF OUR MEDICAL ADVISORY BOARD. CPAP SYSTEMS WERE COMMERCIALIZED FOR TREATMENT OF OSA IN THE UNITED STATES IN THE MID 1980'S. TODAY, USE OF NASAL POSITIVE AIRWAY PRESSURE IS GENERALLY ACKNOWLEDGED AS THE MOST EFFECTIVE AND LEAST INVASIVE THERAPY FOR MANAGING OSA.

DURING CPAP TREATMENT, A PATIENT SLEEPS WITH A NASAL MASK CONNECTED TO A SMALL PORTABLE AIRFLOW GENERATOR THAT DELIVERS ROOM AIR AT A POSITIVE PRESSURE. THE PATIENT BREATHES IN AIR FROM THE FLOW GENERATOR AND BREATHES OUT THROUGH AN EXHAUST PORT IN THE MASK. CONTINUOUS AIR PRESSURE APPLIED IN THIS MANNER ACTS AS A PNEUMATIC SPLINT TO KEEP THE UPPER AIRWAY OPEN AND UNOBSTRUCTED. SOMETIMES WHEN A PATIENT LEAKS AIR THROUGH THEIR MOUTH, A FULL-FACE MASK MAY NEED TO BE USED.

CPAP IS NOT A CURE AND THEREFORE, MUST BE USED ON A DAILY BASIS AS LONG AS TREATMENT IS REQUIRED. PATIENT COMPLIANCE HAS BEEN A MAJOR FACTOR IN THE EFFICACY OF CPAP TREATMENT. EARLY GENERATIONS OF CPAP UNITS PROVIDED LIMITED PATIENT COMFORT AND CONVENIENCE. PATIENTS EXPERIENCED SORENESS FROM THE REPEATED USE OF NASAL MASKS AND HAD DIFFICULTY FALLING ASLEEP WITH THE CPAP DEVICE OPERATING AT THE PRESCRIBED PRESSURE. IN MORE RECENT YEARS, PRODUCT INNOVATIONS TO IMPROVE PATIENT COMFORT AND COMPLIANCE HAVE BEEN DEVELOPED. THESE INCLUDE MORE COMFORTABLE MASK SYSTEMS; DELAY TIMERS WHICH GRADUALLY RAISE AIR PRESSURE ALLOWING THE PATIENT TO FALL ASLEEP MORE EASILY; BILEVEL AIR FLOW GENERATORS, INCLUDING VPAP SYSTEMS, WHICH PROVIDE DIFFERENT AIR PRESSURES FOR INHALATION AND EXHALATION; HEATED HUMIDIFICATION SYSTEMS TO MAKE THE AIRFLOW MORE COMFORTABLE; AND AUTO TITRATION DEVICES WHICH REDUCE THE AVERAGE PRESSURE DELIVERED DURING THE NIGHT.

BUSINESS  STRATEGY

WE BELIEVE THAT THE SDB MARKET WILL CONTINUE TO GROW IN THE FUTURE DUE TO A NUMBER OF FACTORS INCLUDING INCREASING AWARENESS OF OSA, IMPROVED UNDERSTANDING OF THE ROLE OF SDB TREATMENT IN THE MANAGEMENT OF CARDIAC, NEUROLOGIC, METABOLIC AND RELATED DISORDERS, AND AN INCREASE IN HOME-BASED DIAGNOSIS. OUR STRATEGY FOR EXPANDING OUR BUSINESS OPERATIONS AND CAPITALIZING ON THE GROWTH OF THE SDB
MARKET  CONSISTS  OF  THE  FOLLOWING  KEY  ELEMENTS.

CONTINUE PRODUCT DEVELOPMENT AND INNOVATION. WE ARE COMMITTED TO ONGOING INNOVATION IN DEVELOPING PRODUCTS FOR THE DIAGNOSIS AND TREATMENT OF SDB. WE HAVE BEEN A LEADING INNOVATOR OF PRODUCTS DESIGNED TO MORE EFFECTIVELY TREAT SDB, INCREASE PATIENT COMFORT AND ENCOURAGE COMPLIANCE WITH PRESCRIBED THERAPY. FOR EXAMPLE, IN 1999 WE INTRODUCED THE MIRAGE FULL FACE MASK. THIS MASK CONTAINS AN INFLATABLE AIR POCKET, WHICH CONFORMS TO THE PATIENT'S FACIAL CONTOURS, CREATING A MORE COMFORTABLE AND BETTER SEAL. ADDITIONALLY, IN 2002 WE INTRODUCED THE AUTOSET SPIRIT FLOW GENERATOR, OUR SECOND-GENERATION AUTOTITRATING DEVICE THAT ADAPTS TO THE PATIENT'S BREATHING PATTERNS TO MORE EFFECTIVELY TREAT OSA. WE BELIEVE THAT CONTINUED PRODUCT DEVELOPMENT AND INNOVATION ARE KEY FACTORS TO OUR ONGOING SUCCESS. APPROXIMATELY 17% OF OUR EMPLOYEES ARE DEVOTED TO RESEARCH AND DEVELOPMENT ACTIVITIES. IN FISCAL YEAR 2003, WE INVESTED $20.5 MILLION, OR 7.5% OF OUR REVENUES, IN RESEARCH AND DEVELOPMENT.

EXPAND GEOGRAPHIC PRESENCE. WE MARKET OUR PRODUCTS IN OVER 60 COUNTRIES TO SLEEP CLINICS, HOME HEALTH CARE DEALERS AND THIRD PARTY PAYERS. WE INTEND TO INCREASE OUR SALES AND MARKETING EFFORTS IN OUR PRINCIPAL MARKETS, AS WELL AS EXPAND THE DEPTH OF OUR PRESENCE IN OTHER GEOGRAPHIC REGIONS.

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

DURING FISCAL 2002, WE DONATED A TOTAL OF $2.3 MILLION TO THE RESMED SLEEP DISORDERED BREATHING FOUNDATIONS IN THE UNITED STATES AND AUSTRALIA TO FURTHER ENHANCE RESEARCH AND AWARENESS OF SDB. THE FOUNDATIONS' CONTRIBUTIONS REPRESENT RESMED'S COMMITMENT TO MEDICAL RESEARCH INTO SLEEP-DISORDERED BREATHING, PARTICULARLY THE TREATMENT OF OBSTRUCTIVE SLEEP APNEA.

EXPAND INTO NEW CLINICAL APPLICATIONS. WE CONTINUALLY SEEK TO IDENTIFY NEW APPLICATIONS OF OUR TECHNOLOGY FOR SIGNIFICANT UNMET MEDICAL NEEDS. RECENT STUDIES HAVE ESTABLISHED A CLINICAL ASSOCIATION BETWEEN OSA AND BOTH STROKE AND CONGESTIVE HEART FAILURE, AND HAVE RECOGNIZED SDB AS A CAUSE OF HYPERTENSION OR HIGH BLOOD PRESSURE. WE HAVE DEVELOPED A DEVICE, WHICH HAS NOT BEEN APPROVED FOR SALE IN THE UNITED STATES, FOR THE TREATMENT OF CHEYNE-STOKES BREATHING IN PATIENTS WITH CONGESTIVE HEART FAILURE. CURRENTLY, 1,000 PATIENTS ARE BEING TREATED BY THIS DEVICE IN EUROPE WITH SIGNIFICANT IMPROVEMENTS IN QUALITY OF LIFE AND HEART FUNCTION. IN ADDITION, WE MAINTAIN CLOSE WORKING RELATIONSHIPS WITH A NUMBER OF PROMINENT PHYSICIANS TO EXPLORE NEW MEDICAL APPLICATIONS FOR OUR PRODUCTS AND TECHNOLOGY.

LEVERAGE THE EXPERIENCE OF OUR MANAGEMENT TEAM AND MEDICAL ADVISORY BOARD. OUR SENIOR MANAGEMENT TEAM HAS EXTENSIVE EXPERIENCE IN THE MEDICAL DEVICE INDUSTRY IN GENERAL, AND IN THE FIELD OF SDB IN PARTICULAR. OUR MEDICAL ADVISORY BOARD IS COMPRISED OF EXPERTS IN THE FIELD OF SDB. WE INTEND TO CONTINUE TO LEVERAGE THE EXPERIENCE AND EXPERTISE OF THESE INDIVIDUALS TO MAINTAIN OUR INNOVATIVE APPROACH TO THE DEVELOPMENT OF PRODUCTS AND INCREASE AWARENESS OF THE SERIOUS MEDICAL PROBLEMS CAUSED BY SDB.

PRODUCTS

OUR PORTFOLIO OF PRODUCTS FOR THE TREATMENT OF OSA AND OTHER FORMS OF SDB INCLUDES AIRFLOW GENERATORS, DIAGNOSTIC PRODUCTS, MASK SYSTEMS, HEADGEAR AND OTHER ACCESSORIES.

AIR  FLOW  GENERATORS
WE PRODUCE CPAP, VPAP AND AUTOSET SYSTEMS FOR THE DIAGNOSIS, TITRATION AND TREATMENT OF SDB. THE FLOW GENERATOR SYSTEMS DELIVER POSITIVE AIRWAY PRESSURE THROUGH A SMALL NASAL MASK (OR SOMETIMES A FULL-FACE MASK).

OUR VPAP UNITS DELIVER ULTRA-QUIET, COMFORTABLE BILEVEL THERAPY. THERE ARE TWO PRESET PRESSURES: A HIGHER PRESSURE AS THE PATIENT BREATHES IN, AND A LOWER PRESSURE AS THE PATIENT BREATHES OUT. BREATHING OUT AGAINST A LOWER PRESSURE MAKES TREATMENT MORE COMFORTABLE, PARTICULARLY FOR PATIENTS WHO NEED HIGH PRESSURE LEVELS OR FOR THOSE WITH IMPAIRED BREATHING ABILITY.

AUTOSET SYSTEMS ARE BASED ON A PROPRIETARY TECHNOLOGY TO MONITOR BREATHING AND CAN ALSO BE USED IN THE DIAGNOSIS, TREATMENT AND MANAGEMENT OF OSA. CPAP AND VPAP AIR FLOW GENERATORS, TOGETHER WITH OUR DIAGNOSTIC PRODUCTS, ACCOUNTED FOR APPROXIMATELY 54%, 58% AND 57% OF OUR NET REVENUES IN FISCAL YEARS 2003, 2002 AND 2001, RESPECTIVELY.

-------------------------------------------------------------------------------------
AIR FLOW           Description                                         Date of
Generators                                                             Commercial
                                                                       Introduction
-------------------------------------------------------------------------------------
VPAP:
VPAP II            Bilevel portable device providing                   March 1996
                   different pressure levels for inhalation and
                   exhalation, improved pressure switching and
                   reduced noise output and spontaneous breath
                   triggering
COMFORT. . . . .   Bilevel device with limited features.               March 1996
VPAP II ST . . .   Bilevel portable device with spontaneous and        April 1996
                   spontaneous/timed breath triggering modes
                   of operation.
VPAP II ST A . .   Bilevel device with alarms.                         August 1998
VPAP MAX+. . . .   Bilevel ventilatory support system for the          November 1998
                   treatment of adult patients with respiratory
                   insufficiency or respiratory failure.
Moritz S#. . . .   Bilevel portable device providing different         October 2001*
                   pressure levels for inhalation and
                   exhalation with integrated humidifier
Moritz ST# . . .   Bilevel ST device with spontaneous and              October 2001*
                   spontaneous/timed breath triggering modes of
                   operation, and with power failure alarms, system
                   with integrated humidifier.
VPAP III . . . .   Updated Bilevel Portable device encompassing        April 2003
                   improved pressure synchronization, spontaneous
                   breath triggering and reduced noise.
VPAP III ST. . .   Updated Bilevel ST Portable device encompassing     April 2003
                   improved pressure synchronization, spontaneous
                   and spontaneous/timed breath triggering modes
                   of operation and reduced noise.
AutoSet:
AutoSet CS#. .   . Delivers varying degrees of ventilatory assistance  December 1998 to stabilize breathing and reduce Cheyne
                   Stokes respiration in congestive heart failure
                   patients.
AutoSet T. . . .   Autotitrating device, which continually adjusts     March 1999
                   CPAP treatment pressure based on patient airway
                   resistance.
AutoSet Spirit .   Modular, autotitrating device with optional         September 2001
                   integrated humidifier.
Magellan#. . . .   Autotitrating device using airway resistance        March 2003*
                   measurement.
CPAP:
Max II nCPAP#. .   Continuous Positive Pressure flow Generator         April 1997*
                   available with or without integrated humidifier.
                   Features low noise and reduced pressure swings
Minni Max nCPAP#   CPAP device with integrated and attachable          March 2000
                   humidifier and low noise levels.
ResMed S6 series   Quiet, compact CPAP device with various             June 2000
                   comfort features.
ResMed S7 series   Continuous Positive Pressure flow generator         July 2002
                   With integrated humidifier.
-------------------------------------------------------------------------------------

*MAP  product,  not  approved  for  marketing  in  the  United  States.
+  Sold  in  USA  only
#  Sold  outside  USA  only

MASK  SYSTEMS

MASK SYSTEMS ARE ONE OF THE MOST IMPORTANT ELEMENTS OF SDB TREATMENT SYSTEMS. MASKS ARE A PRIMARY DETERMINANT OF PATIENT COMFORT AND AS SUCH MAY DRIVE OR IMPEDE PATIENT COMPLIANCE WITH THERAPY. WE HAVE BEEN A CONSISTENT INNOVATOR IN MASKS, IMPROVING PATIENT COMFORT WHILE MINIMIZING SIZE AND WEIGHT. MASKS, ACCESSORIES AND MOTORS ACCOUNTED FOR APPROXIMATELY 46%, 42% AND 43% OF OUR NET REVENUES IN FISCAL YEARS 2003, 2002 AND 2001, RESPECTIVELY.

--------------------------------------------------------------------------------
                                                                   Date of
Mask                        Description                            Commercial
Products                                                           Introduction
--------------------------------------------------------------------------------
Mirage Mask                 Proprietary mask design                August 1997
                            with a contoured nasal
                            cushion that adjusts to
                            patient's facial contours.
                            Quiet, light and low profile.

Ultra Mirage Mask. .        Advanced version of the                June 2000
                            Mirage system with
                            reduced noise characteristics and
                            improved forehead bridge.

Mirage Full Face Mask       Mirage-based full-face                 October 2001
Series 2                    mask system.  Provides an
                            effective method of
                            applying ventilatory assist
                            Non-invasive Positive
                            Pressure Ventilation
                            therapy.  Can be used
                            to address mouth-breathing
                            problems in conventional
                            bilevel or CPAP therapy.

Papillon Mask#              Nasal mask with only four              April 2002*
                            major parts, allows
                            simplified handling for
                            patients and distributors.

Mirage Vista.Mask . . . . . Small nasal mask without               November 2002
.. . . . . . . . . . . . . . forehead supports.
--------------------------------------------------------------------------------
* MAP product, not approved for marketing in the United States.
+ Sold in USA only
# Sold outside USA only


DIAGNOSTIC  PRODUCTS

WE MARKET SLEEP RECORDERS FOR THE DIAGNOSIS AND TITRATION OF SDB IN SLEEP CLINICS AND HOSPITALS. THESE DIAGNOSTIC SYSTEMS RECORD RELEVANT RESPIRATORY AND SLEEP DATA, WHICH CAN BE ANALYZED BY A SLEEP SPECIALIST OR PHYSICIAN WHO CAN THEN TAILOR AN APPROPRIATE OSA TREATMENT REGIMEN FOR THE PATIENT.

---------------------------------------------------------------------------------------------------------------
Diagnostic Products                              Description                                  Date of
                                                                                              Commercial
                                                                                              Introduction
---------------------------------------------------------------------------------------------------------------
Poly-MESAM Portable+ Diagnostic System+. . . .  Configurable cardio-respiratory               February 1995*
.. . . . . . . . . . . . . . . . . . . . . . . . polygraphy system up to 8 channels,
 . . . . . . . . . . . . . . . . . . . . . . . .includes ECG, thorax and abdomen
.. . . . . . . . . . . . . . . . . . . . . . . . belts, PLMS sensor.

MEPAL Diagnostic+.System . . . . . . . . . . . .Polysomnography system designed for           February 1999*
 . . . . . . . . . . . . . . . . . . . . . . . .use in the sleep laboratory.

ResControl                                      Device to permit remote monitoring and        September 1999
                                                adjustment of ResMed CPAP, VPAP,
                                                and AutoSet T air flow generators.  An
                                                internal pressure transducer enables the
                                                clinician to interface with
                                                polysomnography to monitor airflow in
 . . . . . . . . . . . . . . . . . . . . . . . .both titration and diagnostic studies.

 Embla+                                         Digital sleep recorder that provides
                                                comprehensive sleep diagnosis in a sleep
.. . . . . . . . . . . . . . . . . . . . . . . . laboratory.                                   October 1999

Embletta+.                                      Pocket-size digital recorder that             November 2000
 . . . . . . . . . . . . . . . . . . . . . . . .performs ambulatory sleep studies.

MEPAL mobil+ Diagnostic System . . . . . . . . .Ambulatory polysomnography system.           March 2001*
---------------------------------------------------------------------------------------------------------------
*MAP product, not approved for marketing in the United States.
+Not manufactured by ResMed.

ACCESSORIES  AND  OTHER  PRODUCTS

TO ENHANCE PATIENT COMFORT, CONVENIENCE AND COMPLIANCE, WE MARKET A VARIETY OF OTHER PRODUCTS AND ACCESSORIES. THESE PRODUCTS INCLUDE HUMIDIFIERS, SUCH AS THE HUMIDAIRE AND H2I, WHICH CONNECT DIRECTLY WITH THE CPAP, VPAP AND AUTOSET FLOW GENERATORS TO HUMIDIFY AND HEAT THE AIR DELIVERED TO THE PATIENT. THEIR USE PREVENTS THE DRYING OF NASAL PASSAGES THAT CAN CAUSE DISCOMFORT. OTHER OPTIONAL ACCESSORIES INCLUDE COLD PASSOVER HUMIDIFIERS, CARRY BAGS AND BREATHING CIRCUITS. MAP ALSO OFFERS A RANGE OF ACCESSORIES, INCLUDING THE TWISTER REMOTE, AN INTELLIGENT REMOTE CONTROL FOR USE IN THE SLEEP LAB ENVIRONMENT TO SET AND MONITOR FLOW GENERATORS, THE AERO-CLICK CONNECTION SYSTEM, WHICH ALLOWS A QUICK, SIMPLE CONNECT/DISCONNECT BETWEEN THE MASK AND CPAP AIR DELIVERY SOURCE AND THE AEROFIX HEADGEAR, FOR THE COMFORTABLE ADJUSTMENT OF MASKS FOR CPAP THERAPY. SINCE THE MAY 2002 ACQUISITION OF SERVO MAGNETICS INC., WE HAVE SOLD CUSTOM ELECTRIC MOTORS, PRIMARILY FOR USE IN DATA STORAGE AND AEROSPACE APPLICATIONS.


PRODUCT  DEVELOPMENT  AND  CLINICAL  TRIALS

WE HAVE A STRONG TRACK RECORD IN INNOVATION IN THE SLEEP MARKET. IN 1989, WE INTRODUCED OUR FIRST CPAP DEVICE. SINCE THEN WE HAVE BEEN COMMITTED TO AN ONGOING PROGRAM OF PRODUCT ADVANCEMENT AND DEVELOPMENT. CURRENTLY, OUR PRODUCT DEVELOPMENT EFFORTS ARE FOCUSED ON NOT ONLY IMPROVING OUR CURRENT PRODUCT OFFERINGS, BUT ALSO EXPANDING INTO NEW PRODUCT APPLICATIONS. FOR EXAMPLE, IN 1997, WE INTRODUCED THE MIRAGE MASK. THIS MASK WAS BASED ON THE INNOVATIVE BUBBLE MASK TECHNOLOGY INTRODUCED IN 1991, WHICH USED THE PRINCIPLE OF AIR INFLATION OF THE MASK CUSHION TO CREATE A MORE COMFORTABLE AND BETTER SEAL BY BETTER CONFORMING TO PATIENT FACIAL CONTOURS.

IN 1999, WE INTRODUCED THE AUTOSET T FLOW GENERATOR, AN AUTOTITRATING DEVICE THAT ADAPTS TO THE PATIENT'S BREATHING PATTERNS TO EFFECTIVELY PREVENT APNEAS. IN 2001, WE INTRODUCED OUR NEXT GENERATION AUTOTITRATING DEVICE, THE AUTOSET SPIRIT. THE AUTOSET SPIRIT IS AN AUTOTITRATING MODULAR DEVICE WITH OPTIONAL INTEGRATED HUMIDIFIER. CURRENTLY, WE ARE BRINGING TO MARKET THE ACTIVA NASAL MASK USING OUR PATENTED ACTIVE CUSHION TECHNOLOGY, WHICH AUTOMATICALLY SEALS MASK LEAKS. WE ARE ALSO ABOUT TO LAUNCH OUR IMPROVED AUTOSET CS II (OUTSIDE THE U.S. ONLY) TO TREAT CONGESTIVE HEART FAILURE PATIENTS WITH SIGNIFICANT CENTRAL SLEEP APNEA.

WE CONTINUALLY SEEK TO IDENTIFY NEW APPLICATIONS OF OUR TECHNOLOGY FOR SIGNIFICANT UNMET MEDICAL NEEDS. SDB IS ASSOCIATED WITH A NUMBER OF SYMPTOMS BEYOND EXCESSIVE DAYTIME SLEEPINESS AND IRRITABILITY. RECENT STUDIES HAVE ESTABLISHED A CLINICAL ASSOCIATION BETWEEN SDB AND HYPERTENSION, STROKE, AND CONGESTIVE HEART FAILURE. WE SUPPORT CLINICAL TRIALS IN THE UNITED STATES, GERMANY, FRANCE, THE UNITED KINGDOM AND AUSTRALIA TO DEVELOP NEW CLINICAL
APPLICATIONS  FOR  OUR  TECHNOLOGY.

WE CONSULT WITH PHYSICIANS AT MAJOR SLEEP CENTERS THROUGHOUT THE WORLD TO IDENTIFY TECHNOLOGICAL TRENDS IN THE TREATMENT OF SDB. SOME OF THESE PHYSICIANS CURRENTLY SERVE ON OUR MEDICAL ADVISORY BOARD. NEW PRODUCT IDEAS ARE ALSO IDENTIFIED BY OUR MARKETING STAFF, DIRECT SALES FORCE, NETWORK OF DISTRIBUTORS, MANUFACTURERS' REPRESENTATIVES, CUSTOMERS, AND PATIENTS. TYPICALLY, OUR INTERNAL DEVELOPMENT STAFF THEN PERFORM NEW PRODUCT DEVELOPMENT.

IN FISCAL YEARS 2003, 2002 AND 2001, WE INVESTED $20.5 MILLION, $14.9 MILLION AND $11.1 MILLION, RESPECTIVELY, ON RESEARCH AND DEVELOPMENT.

SALES  AND  MARKETING

WE  CURRENTLY  MARKET  OUR  PRODUCTS  IN  OVER  60  COUNTRIES USING A NETWORK OF
DISTRIBUTORS, INDEPENDENT MANUFACTURERS' REPRESENTATIVES AND OUR DIRECT SALES FORCE. WE ATTEMPT TO TAILOR OUR MARKETING APPROACH TO EACH NATIONAL MARKET, BASED ON REGIONAL AWARENESS OF SDB AS A HEALTH PROBLEM, PHYSICIAN REFERRAL
PATTERNS,  CONSUMER  PREFERENCES  AND  LOCAL  REIMBURSEMENT  POLICIES.

NORTH AMERICA AND LATIN AMERICA. OUR PRODUCTS ARE TYPICALLY PURCHASED BY A HOME HEALTHCARE DEALER WHO THEN SELLS THE PRODUCTS TO THE PATIENT. THE DECISION TO PURCHASE OUR PRODUCTS, AS OPPOSED THOSE OF OUR COMPETITORS, IS MADE OR INFLUENCED BY ONE OR MORE OF THE FOLLOWING INDIVIDUALS OR ORGANIZATIONS: THE PRESCRIBING PHYSICIAN AND HIS OR HER STAFF, THE HOME HEALTHCARE DEALER, THE
INSURER AND THE PATIENT. IN THE UNITED STATES, OUR SALES AND MARKETING ACTIVITIES ARE CONDUCTED THROUGH A FIELD SALES ORGANIZATION MADE UP OF REGIONAL TERRITORY REPRESENTATIVES, PROGRAM DEVELOPMENT SPECIALISTS, REGIONAL SALES DIRECTORS, AND INDEPENDENT MANUFACTURERS' REPRESENTATIVES. OUR UNITED STATES FIELD SALES ORGANIZATION MARKETS AND SELLS PRODUCTS TO MORE THAN 4,000 HOME HEALTH CARE DEALER BRANCH LOCATIONS THROUGHOUT THE UNITED STATES. OUR DIRECT SALES FORCE RECEIVES A BASE SALARY, PLUS COMMISSIONS, WHILE OUR INDEPENDENT
SALES  REPRESENTATIVES  RECEIVE  HIGHER  COMMISSIONS,  BUT  NO  BASE  SALARY.

WE ALSO PROMOTE AND MARKET OUR PRODUCTS DIRECTLY TO SLEEP CLINICS. PATIENTS WHO ARE DIAGNOSED WITH OSA AND PRESCRIBED CPAP TREATMENT ARE TYPICALLY REFERRED BY THE DIAGNOSING SLEEP CLINIC TO A HOME HEALTH CARE DEALER TO FILL THE PRESCRIPTION. THE HOME HEALTH CARE DEALER, IN CONSULTATION WITH THE REFERRING PHYSICIAN, WILL ASSIST THE PATIENT IN SELECTING THE EQUIPMENT, FIT THE PATIENT WITH THE APPROPRIATE MASK AND SET THE FLOW GENERATOR PRESSURE TO THE PRESCRIBED LEVEL. IN THE UNITED STATES, OUR SALES EMPLOYEES AND MANUFACTURERS' REPRESENTATIVES ARE MANAGED BY TWO REGIONAL SALES DIRECTORS, OUR VICE PRESIDENT OF SALES AND OUR CHIEF OPERATING OFFICER FOR THE AMERICAS.

OUR CANADIAN AND LATIN AMERICAN SALES ARE CONDUCTED THROUGH INDEPENDENT DISTRIBUTORS. SALES IN NORTH AND LATIN AMERICA ACCOUNTED FOR 48%, 49% AND 52% OF OUR NET REVENUES FOR FISCAL YEARS 2003, 2002 AND 2001, RESPECTIVELY.

EUROPE. WE MARKET OUR PRODUCTS IN MOST MAJOR EUROPEAN COUNTRIES. WE HAVE WHOLLY OWNED SUBSIDIARIES IN GERMANY, FRANCE, UNITED KINGDOM, SPAIN, SWITZERLAND, NETHERLANDS, AUSTRIA, SWEDEN AND FINLAND AND WE USE INDEPENDENT DISTRIBUTORS TO SELL OUR PRODUCTS IN OTHER AREAS OF EUROPE. DISTRIBUTORS ARE SELECTED IN EACH COUNTRY BASED ON THEIR KNOWLEDGE OF RESPIRATORY MEDICINE AND A COMMITMENT TO SDB THERAPY. IN EACH COUNTRY IN WHICH WE HAVE A SUBSIDIARY, A LOCAL SENIOR MANAGER IS RESPONSIBLE FOR DIRECT NATIONAL SALES.

OUR EXECUTIVE VICE PRESIDENT IS RESPONSIBLE FOR COORDINATION OF ALL EUROPEAN ACTIVITIES AND, IN CONJUNCTION WITH LOCAL MANAGEMENT, THE DIRECT SALES ACTIVITY IN EUROPE. SALES IN EUROPE ACCOUNTED FOR 42%, 42% AND 39% OF OUR TOTAL NET REVENUES FOR FISCAL YEARS 2003, 2002 AND 2001, RESPECTIVELY.

AUSTRALIA/REST OF WORLD. MARKETING IN AUSTRALIA AND THE REST OF THE WORLD IS THE RESPONSIBILITY OF OUR EXECUTIVE VICE PRESIDENT. SALES IN AUSTRALIA AND THE REST OF THE WORLD ACCOUNTED FOR 10%, 9% AND 9% OF OUR TOTAL NET REVENUES FOR THE FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001, RESPECTIVELY.

OTHER MARKETING EFFORTS. IN ADDITION TO OUR, AND OUR DISTRIBUTOR'S SALES EFFORTS, WE WORK WITH THE FOLLOWING CARDIOVASCULAR DISEASE ASSOCIATIONS (CARDIOVASCULAR DISEASE INCLUDES CORONARY ARTERY DISEASE, CONGESTIVE HEART FAILURE, HYPERTENSION, STROKE, AND TRANSIENT ISCHEMIC ATTACKS) TO RAISE AWARENESS OF THE CO-MORBIDITY OF SDB IN CARDIOVASCULAR DISEASE PATIENTS:

(I) NATIONAL STROKE ASSOCIATION. WE HAVE DEVELOPED A STRATEGIC ALLIANCE WITH THE NATIONAL STROKE ASSOCIATION TO INCREASE AWARENESS ABOUT THE HIGH PREVALENCE OF SDB IN THE STROKE SURVIVOR POPULATION.

(II) AMERICAN HEART ASSOCIATION. WE ARE WORKING CLOSELY WITH THE WESTERN AFFILIATES OF THE AMERICAN HEART ASSOCIATION ON A NUMBER OF LOCAL PROGRAMS TO INCREASE AWARENESS AND EDUCATION ABOUT SDB. WE ARE ALSO IN DISCUSSIONS WITH THE NATIONAL AMERICAN HEART/AMERICAN STROKE ASSOCIATIONS REGARDING NATIONAL PROGRAMS INITIALLY TARGETING CLINICIANS ON THE IMPACT OF SDB ON BOTH HEART DISEASE AND STROKE PATIENTS, AS WELL AS ITS ROLE IN THE DEVELOPMENT OF HYPERTENSION, A MAJOR RISK FACTOR FOR BOTH HEART DISEASE AND STROKE.

(III) NATIONAL SLEEP FOUNDATION. THE NATIONAL SLEEP FOUNDATION IS A NON-PROFIT ORGANIZATION DEDICATED TO IMPROVING PUBLIC HEALTH AND SAFETY BY RAISING THE LEVEL OF AWARENESS AND EDUCATION TOWARD SLEEP RELATED PROGRAMS AND RESEARCH. WE HAVE BEEN AN ACTIVE CORPORATE PARTNER AND HAVE SUPPORTED THE NATIONAL SLEEP FOUNDATION FOR A NUMBER OF YEARS.


STRATEGIC  ALLIANCES

GUIDANT CORPORATION. THE GUIDANT CORPORATION IS A WORLD LEADER IN THE TREATMENT OF CARDIAC AND VASCULAR DISEASE. GUIDANT AND RESMED HAVE ENTERED INTO AN AGREEMENT PURSUANT TO WHICH THE COMPANIES WILL WORK TOGETHER IN THE AREAS OF SLEEP-DISORDERED BREATHING AND CARDIAC RHYTHM DISORDERS, DISEASE STATES WITH A SIGNIFICANT PATIENT POPULATION OVERLAP. THE COMPANIES PLAN TO CO-MARKET TO EACH OTHER'S PHYSICIAN PARTNERS AND CUSTOMERS, AND TO COLLABORATE ON RESEARCH AND DEVELOPMENT PROJECTS, CLINICAL STUDIES, AS WELL AS PHYSICIAN AND PATIENT EDUCATION.

MEDCATH CORPORATION. MEDCATH DEVELOPS, OWNS, AND OPERATES HOSPITALS IN PARTNERSHIP WITH CARDIOLOGISTS AND CARDIOVASCULAR SURGEONS. OUR ALLIANCE WILL ALLOW MEDCATH TO OFFER SDB SCREENING, DIAGNOSIS, AND TREATMENT IN CONJUNCTION WITH SERVICES CURRENTLY OFFERED THROUGH THE COMPANY'S CARDIOVASCULAR DIAGNOSTIC CENTERS.

MEDCARE. MEDCARE IS A GLOBAL LEADER PROVIDING SLEEP DIAGNOSTIC SOLUTIONS TO SLEEP SERVICE PROVIDERS AND OTHER PROFESSIONALS PRACTICING SLEEP MEDICINE. MEDCARE OFFERS A BROAD RANGE OF SOLUTIONS INCLUDING THE EMBLA /SOMNOLOGICA AND REMBRANDT SLEEP SYSTEMS. MEDCARE PRODUCTS ARE DISTRIBUTED TO OVER 50 COUNTRIES WORLDWIDE. WE DISTRIBUTE MEDCARE PRODUCTS IN SELECTED COUNTRIES AND WE HAVE A CO-MARKETING AGREEMENT WITH MEDCARE FOR THE U.S. AND GERMAN MARKETS.

WE  BELIEVE  THAT  OUR  AFFILIATIONS AND CONTINUED WORK WITH THESE ORGANIZATIONS
RAISES  THE  AWARENESS  OF  SDB  AS  A  SIGNIFICANT  HEALTH  CONCERN.


MANUFACTURING

OUR PRINCIPAL MANUFACTURING FACILITIES ARE LOCATED IN SYDNEY, AUSTRALIA AND COMPRISE A 120,000 SQUARE FEET MANUFACTURING AND RESEARCH AND DEVELOPMENT FACILITY. WE ALSO RENT SOME SPACE IN NEARBY BUILDINGS. WE ARE IN THE PROCESS OF BUILDING A NEW 215,000 SQUARE FEET MANUFACTURING FACILITY IN SYDNEY, DUE TO BE COMPLETED IN THE FIRST HALF OF CALENDAR 2004. OUR MANUFACTURING OPERATIONS CONSIST PRIMARILY OF ASSEMBLY AND TESTING OF OUR FLOW GENERATORS, MASKS AND ACCESSORIES. OF THE NUMEROUS RAW MATERIALS, PARTS AND COMPONENTS PURCHASED FOR ASSEMBLY OF OUR THERAPEUTIC AND DIAGNOSTIC SLEEP DISORDER PRODUCTS, MOST ARE OFF-THE-SHELF ITEMS AVAILABLE FROM MULTIPLE VENDORS. WE GENERALLY MANUFACTURE TO OUR INTERNAL SALES FORECASTS AND FILL ORDERS AS RECEIVED. OVER THE LAST TWO YEARS THE MANUFACTURING PROCESSES HAVE BEEN TRANSFORMED ALONG WORLD CLASS MANUFACTURING GUIDELINES TO FLOW LINES STAFFED BY DEDICATED TEAMS. EACH TEAM IS RESPONSIBLE FOR MANUFACTURE AND QUALITY OF THEIR PRODUCT GROUP AND DECISIONS ARE BASED ON PERFORMANCE AND QUALITY MEASURES INCLUDING CUSTOMER FEEDBACK.

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

IN ADDITION TO OUR AUSTRALIAN AND GERMAN MANUFACTURING OPERATIONS WE ALSO MANUFACTURE HIGH QUALITY ELECTRIC MOTORS FOR BOTH OUR FLOW GENERATOR DEVICES AND EXTERNAL CUSTOMERS, PRIMARILY IN THE DATA STORAGE AND AEROSPACE SECTORS, AT OUR SERVO MAGNETICS INC. (SMI) FACILITY AT CANOGA PARK, CALIFORNIA. THE SMI FACILITY IS APPROXIMATELY 35,500 SQUARE FEET.


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

IN SOME FOREIGN MARKETS, SUCH AS SPAIN, FRANCE AND GERMANY, GOVERNMENT REIMBURSEMENT IS CURRENTLY AVAILABLE FOR PURCHASE OR RENTAL OF OUR PRODUCTS, HOWEVER, SUBJECT TO CONSTRAINTS SUCH AS PRICE CONTROLS OR UNIT SALES LIMITATIONS. IN AUSTRALIA AND IN SOME OTHER FOREIGN MARKETS, THERE IS CURRENTLY LIMITED OR NO REIMBURSEMENT FOR DEVICES THAT TREAT OSA.


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


COMPETITION

THE MARKETS FOR OUR PRODUCTS ARE HIGHLY COMPETITIVE. WE BELIEVE THAT THE PRINCIPAL COMPETITIVE FACTORS IN ALL OF OUR MARKETS ARE PRODUCT FEATURES, RELIABILITY AND PRICE. CUSTOMER SUPPORT, REPUTATION AND EFFICIENT DISTRIBUTION ARE ALSO IMPORTANT FACTORS.

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

PATENTS  AND  PROPRIETARY  RIGHTS  AND  RELATED  LITIGATION

THROUGH OUR SUBSIDIARIES RESMED LIMITED, MEDIZINTECHNIK FUR ARZT UND PATIENT GMBH AND SMI, WE OWN OR HAVE LICENSED RIGHTS TO 108 ISSUED UNITED STATES PATENTS (INCLUDING 24 DESIGN PATENTS) AND 135 ISSUED FOREIGN PATENTS. IN ADDITION, THERE ARE 139 PENDING UNITED STATES PATENT APPLICATIONS (INCLUDING 23 DESIGN PATENT APPLICATIONS) AND 249 PENDING FOREIGN PATENT APPLICATIONS. SOME OF THESE PATENTS AND PATENT APPLICATIONS RELATE TO SIGNIFICANT ASPECTS AND FEATURES OF OUR PRODUCTS. THESE INCLUDE U.S. PATENTS RELATING TO OUR CPAP DEVICES, A DELAY TIMER SYSTEM, THE BUBBLE MASK, AND AN AUTOMATED MEANS OF VARYING AIR PRESSURE BASED UPON A PATIENT'S CHANGING NEEDS DURING NIGHTLY USE, SUCH AS THAT EMPLOYED IN OUR AUTOSET DEVICE.

OF OUR PATENTS, FOUR UNITED STATES PATENTS AND THREE FOREIGN PATENTS ARE DUE TO EXPIRE IN THE NEXT FIVE YEARS, WITH ONE FOREIGN PATENT DUE TO EXPIRE IN EACH OF THE YEARS 2004, 2005 AND 2007 AND TWO UNITED STATES PATENTS IN 2007 AND ONE UNITED STATES PATENT IN EACH OF THE YEARS 2005 AND 2008. WE BELIEVE THAT THE EXPIRATION OF THESE PATENTS WILL NOT HAVE A MATERIAL ADVERSE IMPACT ON OUR COMPETITIVE POSITION.

WE RELY ON A COMBINATION OF PATENTS, TRADE SECRETS, TRADE MARKS AND NON-DISCLOSURE AGREEMENTS TO PROTECT OUR PROPRIETARY TECHNOLOGY AND RIGHTS. OUR SUBSIDIARY, RESMED LIMITED, IS PURSUING INFRINGEMENT ACTIONS AGAINST A COMPETITOR AND IS INVESTIGATING POSSIBLE INFRINGEMENT BY OTHERS. SEE ITEM 3 - "LEGAL PROCEEDINGS".

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


EMPLOYEES

AS OF JUNE 30, 2003, WE HAD 1,464 EMPLOYEES OR FULL TIME CONSULTANTS, OF WHICH 540 PERSONS WERE EMPLOYED IN WAREHOUSING AND MANUFACTURING, 252 IN RESEARCH AND DEVELOPMENT, 672 IN SALES, MARKETING AND ADMINISTRATION. OF OUR EMPLOYEES AND
CONSULTANTS, 705 WERE LOCATED IN AUSTRALIA, 349 IN THE UNITED STATES, 363 IN EUROPE AND 47 IN ASIA.

WE BELIEVE THAT THE SUCCESS OF OUR BUSINESS WILL DEPEND, IN PART, ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. NONE OF OUR EMPLOYEES IS COVERED BY A COLLECTIVE BARGAINING AGREEMENT. WE BELIEVE THAT OUR RELATIONSHIP WITH OUR EMPLOYEES IS GOOD.


MEDICAL  ADVISORY  BOARD

OUR MEDICAL ADVISORY BOARD, CONSISTS OF PHYSICIANS SPECIALIZING IN THE FIELD OF SLEEP DISORDERED BREATHING. MEDICAL ADVISORY BOARD MEMBERS MEET AS A GROUP TWICE A YEAR WITH MEMBERS OF OUR SENIOR MANAGEMENT AND MEMBERS OF OUR RESEARCH AND MARKETING DEPARTMENTS TO ADVISE US ON TECHNOLOGY TRENDS IN SDB AND OTHER DEVELOPMENTS IN SLEEP DISORDERS MEDICINE. MEDICAL ADVISORY BOARD MEMBERS ARE ALSO AVAILABLE TO CONSULT ON AN AS-NEEDED BASIS WITH OUR SENIOR MANAGEMENT. IN ALPHABETICAL ORDER, MEDICAL ADVISORY BOARD MEMBERS INCLUDE:

CLAUDIO BASSETTI, MD, IS A NEUROLOGIST WITH EXPERTISE IN SLEEP, SLEEP MEDICINE, STROKE, AND CEREBROVASCULAR DISEASE. HE IS A LEADER IN STUDYING THE IMPLICATIONS OF SDB ON STROKE AND IS HEAD OF THE NEUROLOGY OUTPATIENT CLINICS AND VICE-CHAIRMAN OF THE NEUROLOGY DEPARTMENT AT THE UNIVERSITY HOSPITAL, ZURICH. DR. BASSETTI IS A MEMBER OF THE AMERICAN ACADEMY OF NEUROLOGY, THE AMERICAN SLEEP DISORDERS ASSOCIATION, AND EX-MEMBER OF THE SCIENTIFIC COMMITTEE OF THE EUROPEAN SLEEP RESEARCH SOCIETY. HE IS ALSO A MEMBER OF BOARDS OF THE SWISS SOCIETIES OF NEUROLOGY, NEUROSCIENCE AND SLEEP AND SITS ON THE EDITORIAL BOARDS OF EUROPEAN NEUROLOGY, JOURNAL OF SLEEP RESEARCH, SLEEP MEDICINE, AND SWISS ARCHIVES OF NEUROLOGY AND PSYCHIATRY. DR. BASSETTI HAS PRODUCED OVER 100 PUBLICATIONS.

MICHAEL COPPOLA, MD IS A LEADING PULMONARY CRITICAL CARE AND SLEEP DISORDERS PHYSICIAN AND IS PRESIDENT OF SPRINGFIELD MEDICAL ASSOCIATES, A MULTI-SPECIALTY MEDICAL GROUP IN SPRINGFIELD, MASSACHUSETTS. HE IS AN ATTENDING PHYSICIAN AT BAYSTATE MEDICAL CENTER AND MERCY HOSPITAL IN SPRINGFIELD, MASSACHUSETTS AND A FELLOW OF THE AMERICAN COLLEGE OF CHEST PHYSICIANS. DR. COPPOLA IS ALSO THE MEDICAL DIRECTOR OF SLEEP AVENUE, A SLEEP-DISORDERED BREATHING SPECIALTY COMPANY, AND ASSOCIATE CLINICAL PROFESSOR OF MEDICINE AT TUFTS UNIVERSITY SCHOOL OF MEDICINE.

TERENCE M. DAVIDSON, MD, FACS IS PROFESSOR OF SURGERY IN THE DIVISION OF OTOLARYNGOLOGY - HEAD AND NECK SURGERY AT THE UNIVERSITY OF CALIFORNIA, SAN DIEGO, SCHOOL OF MEDICINE. HE IS SECTION CHIEF OF HEAD AND NECK SURGERY AT THE VETERANS ADMINISTRATION SAN DIEGO HEALTHCARE SYSTEM AND ASSOCIATE DEAN FOR CONTINUING MEDICAL EDUCATION AT UCSD. HE IS ALSO DIRECTOR OF THE UCSD HEAD AND NECK SURGERY SLEEP CLINIC IN LA JOLLA, CALIFORNIA.

ANTHONY N. DEMARIA, MD IS PROFESSOR OF MEDICINE AND CHIEF, DIVISION OF CARDIOLOGY AT THE UNIVERSITY OF CALIFORNIA, SAN DIEGO, SPECIALIZING IN CARDIAC IMAGING TECHNIQUES, PARTICULARLY ECHOCARDIOGRAPHY. HE IS A DIPLOMAT IN THE AMERICAN BOARD OF INTERNAL MEDICINE AND IS BOARD CERTIFIED BY THE SUBSPECIALTY BOARD IN CARDIOVASCULAR DISEASE. HE IS PAST PRESIDENT OF BOTH THE AMERICAN COLLEGE OF CARDIOLOGY AND THE AMERICAN SOCIETY OF ECHOCARDIOGRAPHY. DR. DEMARIA IS CURRENTLY THE EDITOR-IN-CHIEF OF THE JOURNAL OF THE AMERICAN COLLEGE OF CARDIOLOGY AND HAS AUTHORED OR CO-AUTHORED OVER 400 ARTICLES FOR MEDICAL JOURNALS.

NEIL J. DOUGLAS, MD, DSC, FRCP, IS PROFESSOR OF RESPIRATORY AND SLEEP MEDICINE, UNIVERSITY OF EDINBURGH, AN HONORARY CONSULTANT PHYSICIAN, ROYAL INFIRMARY OF EDINBURGH, AND DIRECTOR OF THE SCOTTISH NATIONAL SLEEP LABORATORY. HE IS VICE PRESIDENT OF THE ROYAL COLLEGE OF PHYSICIANS OF EDINBURGH, CHAIRMAN OF THE BRITISH SLEEP FOUNDATION, PAST CHAIRMAN OF THE BRITISH SLEEP SOCIETY, AND PAST SECRETARY OF THE BRITISH THORACIC SOCIETY. DR. DOUGLAS HAS PUBLISHED OVER 200 PAPERS ON BREATHING DURING SLEEP.

NICHOLAS  HILL,  MD,  IS  PROFESSOR  OF  MEDICINE  AT TUFTS UNIVERSITY SCHOOL OF
MEDICINE AND CHIEF, PULMONARY, CRITICAL CARE AND SLEEP DIVISION, TUFTS-NEW ENGLAND MEDICAL CENTER IN BOSTON. HE IS A FELLOW AND CHAIR OF THE HOME CARE
NETWORK IN THE AMERICAN COLLEGE OF CHEST PHYSICIANS AND A MEMBER OF THE LEADERSHIP COMMITTEE FOR THE PULMONARY CIRCULATION ASSEMBLY AND IS CHAIR ELECT OF THE PROGRAM COMMITTEE FOR THE CRITICAL CARE ASSEMBLY OF THE AMERICAN THORACIC SOCIETY. HE IS ALSO A MEMBER OF THE PLANNING AND PROGRAM REVIEW COMMITTEES OF THE AMERICAN THORACIC SOCIETY. DR. HILL'S MAIN RESEARCH INTERESTS ARE IN THE ACUTE AND CHRONIC APPLICATIONS OF NONINVASIVE POSITIVE PRESSURE VENTILATION FOR TREATING LUNG DISEASE.

BARRY J. MAKE, MD, IS DIRECTOR, EMPHYSEMA CENTER AND PULMONARY REHABILITATION NATIONAL JEWISH MEDICAL AND RESEARCH CENTER, AND PROFESSOR OF PULMONARY SCIENCES AND CRITICAL CARE MEDICINE OF THE UNIVERSITY OF COLORADO SCHOOL OF MEDICINE. HE HAS SERVED ON NUMEROUS NATIONAL AND INTERNATIONAL COMMITTEES FOR RESPIRATORY DISEASES. DR. MAKE'S RESEARCH AND CLINICAL INVESTIGATIONS HAVE RESULTED IN A LARGE NUMBER OF PUBLICATIONS ON MECHANISMS, TREATMENT, AND REHABILITATION OF CHRONIC RESPIRATORY DISORDERS.

BARBARA PHILLIPS, MD, MSPH, FCCP, IS PROFESSOR OF PULMONARY, CRITICAL CARE, AND SLEEP MEDICINE AT THE UNIVERSITY OF KENTUCKY COLLEGE OF MEDICINE. SHE DIRECTS THE SLEEP CENTER, SLEEP CLINICS, AND SLEEP FELLOWSHIP AT THE SAMARITAN SLEEP CENTER IN LEXINGTON, KENTUCKY. DR. PHILLIPS SERVES AS A BOARD MEMBER OF THE AMERICAN ACADEMY OF SLEEP MEDICINE AND OF THE NATIONAL SLEEP FOUNDATION. SHE HAS BEEN A RECIPIENT OF A SLEEP ACADEMIC AWARD FROM THE NATIONAL INSTITUTES OF HEALTH, PRESIDENT OF THE AMERICAN BOARD OF SLEEP MEDICINE, AND A MEMBER OF THE ADVISORY BOARD TO THE NATIONAL CENTER OF SLEEP DISORDERS RESEARCH. HER RESEARCH INTERESTS ARE THE EPIDEMIOLOGY OF SLEEP-DISORDERED BREATHING AND SLEEP DISORDERS IN THE AGED.

HELMUT TESCHLER, MD, HELMUT TESCHLER, MD, IS ASSOCIATE PROFESSOR OF MEDICINE AND HEAD OF THE DEPARTMENT OF RESPIRATORY MEDICINE, HIGH DEPENDENCY UNIT, AND CENTRE OF SLEEP MEDICINE AT THE RUHRLANDKLINIK, MEDICAL FACULTY, UNIVERSITY OF ESSEN, GERMANY. HE IS A FELLOW OF EACH OF THE FOLLOWING ASSOCIATIONS: GERMAN PNEUMOLOGY SOCIETY, AMERICAN THORACIC SOCIETY, EUROPEAN RESPIRATORY SOCIETY AND AMERICAN SLEEP DISORDERS ASSOCIATION.

J. WOODROW WEISS, MD, IS ASSOCIATE PROFESSOR OF MEDICINE AND CO-CHAIRMAN OF THE DIVISION OF SLEEP MEDICINE AT HARVARD MEDICAL SCHOOL AS WELL AS CHIEF, PULMONARY, CRITICAL CARE, AND SLEEP MEDICINE, BETH ISRAEL DEACONESS MEDICAL CENTER, BOSTON, MASSACHUSETTS. HE IS AN INTERNATIONALLY RECOGNIZED RESEARCHER IN SLEEP-DISORDERS MEDICINE.

B. TUCKER WOODSON, MD, FACS, IS PROFESSOR OF OTOLARYNGOLOGY AND COMMUNICATION SCIENCES AT THE MEDICAL COLLEGE OF WISCONSIN, A DIPLOMAT OF THE AMERICAN ACADEMY OF SLEEP MEDICINE, AND A FELLOW OF THE AMERICAN ACADEMY OF OTOLARYNGOLOGY - HEAD AND NECK SURGERY AND THE AMERICAN COLLEGE OF SURGEONS. HE IS THE DIRECTOR OF THE MEDICAL COLLEGE OF WISCONSIN/FROEDERT MEMORIAL LUTHERAN HOSPITAL CENTER FOR SLEEP. DR. WOODSON ALSO SITS ON MULTIPLE COMMITTEES FOR THE AMERICAN ACADEMY OF SLEEP MEDICINE AND AMERICAN ACADEMY OF OTOLARYNGOLOGY.


ITEM  2     PROPERTIES

OUR PRINCIPAL EXECUTIVE OFFICES AND U.S. DISTRIBUTION FACILITIES, CONSISTING OF APPROXIMATELY 144,000 SQUARE FEET, ARE LOCATED IN POWAY (NORTH SAN DIEGO
COUNTY), CALIFORNIA IN A BUILDING WE OWN. WE LEASE FACILITIES FOR OUR MANUFACTURING OPERATIONS AT NORTH RYDE, IN SYDNEY, AUSTRALIA IN A 120,000 SQUARE FOOT FACILITY AND SOME SMALLER NEARBY BUILDINGS AND IN CANOGA PARK, CALIFORNIA IN A 35,500 SQUARE FOOT FACILITY.

SALES AND WAREHOUSING FACILITIES ARE LEASED IN ABINGDON, ENGLAND; MOENCHENGLADBACH, GERMANY; LYON, FRANCE; BASEL, SWITZERLAND; TROLLHAETTAN, SWEDEN; HELSINKI, FINLAND AND SINGAPORE. PRIOR TO MOVING OUR EXECUTIVE OFFICES AND DISTRIBUTION FACILITIES TO POWAY, CALIFORNIA, WE LEASED SPACE FOR THIS PURPOSE IN SAN DIEGO, CALIFORNIA. OUR LEASE ON THOSE PREMISES EXPIRES IN 2005. IN AUGUST 2000, WE BEGAN SUBLEASING THOSE PREMISES TO ANOTHER COMPANY.

MAP'S  PRINCIPAL  OFFICES  ARE LOCATED IN MUNICH GERMANY IN A 45,000 SQUARE FOOT
FACILITY LEASED BY US. MAP'S SUBSIDIARIES ALSO LEASE SALES AND WAREHOUSE FACILITIES IN LYSS, SWITZERLAND; VILLACH, AUSTRIA AND S'HERTOGENBOSCH, THE NETHERLANDS.

IN APRIL 2002, WE PURCHASED A 30-ACRE SITE IN SYDNEY, AUSTRALIA ON WHICH WE ARE DEVELOPING A NEW MANUFACTURING FACILITY DUE FOR COMPLETION IN FISCAL 2004. CONSTRUCTION OF THE NEW MANUFACTURING PLANT COMMENCED IN JANUARY 2003 AND IS CURRENTLY EXPECTED TO BE COMPLETED IN THE FIRST HALF OF CALENDAR 2004.


ITEM  3     LEGAL  PROCEEDINGS

THE COMPANY WAS ENGAGED IN LITIGATION RELATING TO THE ENFORCEMENT AND DEFENSE OF CERTAIN OF ITS PATENTS DURING THE FISCAL YEAR.

1995 LITIGATION WITH RESPIRONICS. IN JANUARY 1995, OUR SUBSIDIARY, RESMED LIMITED, FILED A COMPLAINT IN THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF CALIFORNIA SEEKING MONETARY DAMAGES FROM AND INJUNCTIVE RELIEF AGAINST RESPIRONICS, INC. FOR ALLEGED INFRINGEMENT OF THREE OF ITS PATENTS. IN FEBRUARY 1995, RESPIRONICS FILED A COMPLAINT IN THE U.S. DISTRICT COURT FOR THE WESTERN DISTRICT OF PENNSYLVANIA, IN PITTSBURGH, AGAINST RESMED LIMITED SEEKING A DECLARATORY JUDGMENT THAT RESPIRONICS, INC. DOES NOT INFRINGE CLAIMS OF THESE PATENTS AND THAT RESMED LIMITED'S PATENTS ARE INVALID AND UNENFORCEABLE. THE RESPIRONICS COMPLAINT ALSO MADE THE UNIVERSITY OF SYDNEY A PARTY AS THE UNIVERSITY OF SYDNEY IS THE ASSIGNEE OF ONE OF THE PATENTS IN SUIT; RESMED LIMITED IS THE EXCLUSIVE LICENSEE OF THAT PATENT. THE TWO ACTIONS WERE COMBINED AND ARE PROCEEDING IN THE WESTERN DISTRICT OF PENNSYLVANIA. IN JUNE 1996, RESMED LIMITED FILED AN ADDITIONAL COMPLAINT AGAINST RESPIRONICS FOR INFRINGEMENT OF A FOURTH RESMED PATENT, AND THAT COMPLAINT WAS CONSOLIDATED WITH THE EARLIER ACTION.

THE COURT HAS GRANTED THREE PARTIAL SUMMARY JUDGMENT MOTIONS, FINDING THAT RESPIRONICS DOES NOT INFRINGE THREE OF THE FOUR PATENTS AT ISSUE. IN DECEMBER 1999, IN RESPONSE TO THE COURT'S RULING ON RESPIRONICS, INC.'S THIRD SUMMARY JUDGMENT MOTION, THE PARTIES JOINTLY STIPULATED TO A DISMISSAL OF CHARGES OF INFRINGEMENT UNDER THE FOURTH RESMED PATENT, WITH RESMED RESERVING THE RIGHT TO REASSERT THE CHARGES IN THE EVENT OF A FAVORABLE RULING ON APPEAL OF THE THIRD PARTIAL SUMMARY JUDGMENT. ON SEPTEMBER 9, 2003, THE COURT VACATED THE SUMMARY JUDGMENTS.

RESMED  AND  RESPIRONICS  HAVE  AGREED  TO  SETTLE  THIS  ACTION.  RESMED  AND
RESPIRONICS  WILL  DISMISS  ALL  CLAIMS  IN  THE  ACTION  WITH  PREJUDICE.

2002 LITIGATION WITH FISHER & PAYKEL HEALTHCARE. ON AUGUST 26, 2002, RESMED INC., RESMED CORP. AND RESMED LIMITED FILED A LAWSUIT IN U.S. DISTRICT COURT FOR THE SOUTHERN DISTRICT OF CALIFORNIA, IN SAN DIEGO AGAINST FISHER & PAYKEL HEALTHCARE INC AND FISHER & PAYKEL HEALTHCARE LIMITED ("FISHER & PAYKEL HEALTHCARE"). RESMED'S AMENDED COMPLAINT SOUGHT A JUDGMENT THAT SELECTED FISHER & PAYKEL HEALTHCARE MASK PRODUCTS INFRINGE PATENTS HELD BY RESMED. THE COMPLAINT FURTHER CHARGED THE DEFENDANTS WITH THE COPYING OF RESMED PROPRIETARY MASK TECHNOLOGY AND ALLEGES VIOLATIONS OF THE LANHAM ACT, TRADEMARK AND TRADE DRESS INFRINGEMENT AND COMMON LAW VIOLATIONS RELATING TO THE APPEARANCE OF RESMED MASK PRODUCTS.

ON MAY 6, 2003, RESMED AND FISHER & PAYKEL HEALTHCARE AGREED TO SETTLE THIS PATENT INFRINGEMENT LAWSUIT. IN ACCORDANCE WITH THE SETTLEMENT, FISHER & PAYKEL INTRODUCED A NEW DESIGN OF ITS MASK IN THE UNITED STATES BY AUGUST 1, 2003 AND RESMED WILL NOT ASSERT INTELLECTUAL PROPERTY CLAIMS AGAINST THE NEW MASK. IN ADDITION, FISHER & PAYKEL MAY CONTINUE TO SELL ITS EXISTING MASKS OUTSIDE THE UNITED STATES UNTIL OCTOBER 1, 2003, UNDER LICENSE FROM RESMED, UNTIL IT INTRODUCES THE NEW VERSION THERE. RESMED HAS DISMISSED THE LAWSUIT WITH PREJUDICE.

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

ON OCTOBER 16, 2002 RESPIRONICS, INC. FILED A LAWSUIT IN U.S. DISTRICT COURT FOR THE WESTERN DISTRICT OF PENNSYLVANIA, IN PITTSBURGH, AGAINST RESMED LIMITED SEEKING A DECLARATORY JUDGMENT THAT RESPIRONICS, INC. DOES NOT INFRINGE THE PATENTS THAT ARE THE SUBJECT OF RESMED'S OCTOBER 11, 2002 COMPLAINT FILED IN SAN DIEGO, THAT SUCH PATENTS ARE INVALID AND UNENFORCEABLE AND THAT RESPIRONICS HAS NOT COMMITTED ANY OTHER TRADEMARK, TRADE DRESS OR COMMON LAW VIOLATIONS. ON JULY 29, 2003, THE COURT ORDERED THE CASE TRANSFERRED TO THE US DISTRICT COURT FOR THE SOUTHERN DISTRICT OF CALIFORNIA.

RESMED AND RESPIRONICS HAVE AGREED TO SETTLE BOTH LAWSUITS INVOLVED IN THE 2002 LITIGATION. RESMED AND RESPIRONICS WILL FILE A STIPULATION TO DISMISS ALL CLAIMS IN THE ACTIONS WITH PREJUDICE.

OTHER LITIGATION. IN ADDITION TO THE MATTERS DESCRIBED ABOVE, IN THE NORMAL COURSE OF BUSINESS, WE ARE SUBJECT TO ROUTINE LITIGATION INCIDENTAL TO OUR
BUSINESS. WHILE THE RESULTS OF THIS LITIGATION CANNOT BE PREDICTED WITH CERTAINTY, WE BELIEVE THAT THEIR FINAL OUTCOME WILL NOT HAVE A MATERIAL ADVERSE EFFECT ON OUR CONSOLIDATED FINANCIAL STATEMENTS TAKEN AS A WHOLE.


ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
            NONE.

--------------------------------------------------------------------------------
                                     PART  II
--------------------------------------------------------------------------------

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

------------------------------------------------------------------
                                      2003               2002
                                 High    Low        High    Low
------------------------------------------------------------------
Quarter One, ended September 30  $33.63  $24.89     $60.95  $45.90
Quarter Two, ended December 31.   34.13   27.63      61.75   50.47
Quarter Three, ended March 31 .   33.87   29.67      53.15   36.36
Quarter Four, ended June 30 . .   41.95   32.00      40.34   24.70
------------------------------------------------------------------


AS OF SEPTEMBER 5, 2003, THERE WERE 76 HOLDERS OF RECORD OF OUR COMMON STOCK. WE HAVE NOT PAID ANY CASH DIVIDENDS ON OUR COMMON STOCK SINCE OUR INITIAL PUBLIC OFFERING OF OUR COMMON STOCK AND WE DO NOT CURRENTLY INTEND TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE. WE ANTICIPATE THAT ALL OF OUR EARNINGS AND OTHER CASH RESOURCES, IF ANY, WILL BE RETAINED FOR THE OPERATION AND EXPANSION OF OUR BUSINESS AND FOR GENERAL CORPORATE PURPOSES.


SALE  OF  UNREGISTERED  SECURITIES

ON JUNE 20, 2001, WE ISSUED $150.0 MILLION OF 4% CONVERTIBLE SUBORDINATED NOTES DUE 2006 TO INITIAL PURCHASERS INCLUDING MERRILL LYNCH AND DEUTSCHE BANC ALEX BROWN INC., WILLIAM BLAIR & COMPANY, LLC, MACQUARIE BANK, AND UBS WARBURG LLC. THE DISCOUNT TO THE INITIAL PURCHASERS ON THEIR PURCHASE OF THE NOTES WAS $4.7 MILLION. ON JULY 3, 2001, WE ISSUED AN ADDITIONAL $30.0 MILLION IN NOTES TO THE INITIAL PURCHASERS UPON EXERCISE OF THE INITIAL PURCHASERS' OVER ALLOTMENT OPTION, WITH AN ADDITIONAL DISCOUNT TO THE INITIAL PURCHASERS OF $0.9 MILLION. THIS INCREASED THE TOTAL AMOUNT OF CONVERTIBLE SUBORDINATED NOTES ISSUED TO $180.0 MILLION, WITH A TOTAL DISCOUNT TO THE INITIAL PURCHASERS OF $5.6 MILLION.

DURING FISCAL 2003 AND 2002, WE REPURCHASED $10.0 MILLION AND $56.8 MILLION FACE VALUE OF OUR CONVERTIBLE SUBORDINATED NOTES RESPECTIVELY. THE TOTAL PURCHASE
PRICE OF THE NOTES WAS $9.4 MILLION AND $49.1 MILLION, INCLUDING $0.2 MILLION AND $0.6 MILLION IN ACCRUED INTEREST. WE RECOGNIZED A GAIN OF $0.3 MILLION AND $4.0 MILLION, NET OF TAX OF $0.2 MILLION AND $2.5 MILLION, ON THESE
TRANSACTIONS. AT JUNE 30, 2003, WE HAD CONVERTIBLE SUBORDINATED NOTES OUTSTANDING OF $113.25 MILLION.

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

THE NOTES ARE SUBJECT TO AN INDENTURE BETWEEN US AND AMERICAN STOCK TRANSFER & TRUST COMPANY, AS TRUSTEE. THE NOTES ARE CONVERTIBLE, AT THE OPTION OF THE HOLDER, AT ANY TIME ON OR PRIOR TO MATURITY, INTO SHARES OF OUR COMMON STOCK AT A CONVERSION PRICE OF $60.60 PER SHARE, WHICH IS EQUAL TO A CONVERSION RATE OF
16.5017 SHARES PER $1,000 PRINCIPAL AMOUNT OF NOTES. THE CONVERSION PRICE IS SUBJECT TO ADJUSTMENT. THE NOTES BEAR INTEREST AT 4% PER YEAR, PAYABLE SEMIANNUALLY ON JUNE 20 AND DECEMBER 20 OF EACH YEAR.

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

WE MAY ALSO REDEEM SOME OR ALL OF THE NOTES AT ANY TIME ON OR AFTER JUNE 20, 2004, BUT PRIOR TO JUNE 20, 2005, AT A REDEMPTION PRICE EQUAL TO 101.6% OF THE PRINCIPAL AMOUNT OF NOTES REDEEMED AND AT ANY TIME AFTER JUNE 19, 2005, AT A REDEMPTION PRICE EQUAL TO 100.8% OF THE PRINCIPAL AMOUNT OF NOTES REDEEMED, PLUS IN ANY CASE, ACCRUED AND UNPAID INTEREST, IF ANY, TO THE REDEMPTION DATE, IF THE CLOSING PRICE OF OUR COMMON STOCK HAS EXCEEDED 130% OF THE CONVERSION PRICE THEN IN EFFECT FOR AT LEAST 20 TRADING DAYS WITHIN A PERIOD OF 30 CONSECUTIVE TRADING DAYS ENDING ON THE TRADING DAY BEFORE THE DATE OF MAILING OF THE OPTIONAL REDEMPTION NOTICE.

THE NOTES ARE GENERAL UNSECURED OBLIGATIONS AND ARE SUBORDINATED TO ALL OF OUR EXISTING AND FUTURE SENIOR INDEBTEDNESS AND WILL BE EFFECTIVELY SUBORDINATED TO ALL OF THE INDEBTEDNESS AND LIABILITIES OF OUR SUBSIDIARIES. THE INDENTURE GOVERNING THE NOTES WILL NOT LIMIT THE INCURRENCE BY US OR OUR SUBSIDIARIES OF SENIOR INDEBTEDNESS OR OTHER INDEBTEDNESS. THE NOTES MATURE ON JUNE 20, 2006.

ON MAY 14, 2002, WE ISSUED 853,448 SHARES OF OUR COMMON STOCK TO ONE INDIVIDUAL AS PARTIAL CONSIDERATION FOR OUR ACQUISITION OF SERVO MAGNETICS INCORPORATED. WE RELIED ON THE EXEMPTION FROM REGISTRATION PROVIDED UNDER SECTION 4(2) OF THE SECURITIES ACT OF 1933, AS AMENDED. NO SOLICITATION WAS MADE IN CONNECTION WITH THIS ISSUANCE, OTHER THAN NEGOTIATION OF THE ACQUISITION, AND WE OBTAINED REPRESENTATIONS FROM THE RECIPIENT REGARDING HIS INVESTMENT INTENT, EXPERIENCE AND SOPHISTICATION. THESE SHARES WERE SUBSEQUENTLY REGISTERED FOR RESALE UNDER THE SECURITIES ACT (REGISTRATION NO. 335-100825), EFFECTIVE MARCH 26, 2003; AND CONSEQUENTLY THE SHARES MAY BE RESOLD IN ACCORDANCE WITH THE PROSPECTUS THAT WAS PART OF THE REGISTRATION STATEMENT BY THE SELLING STOCKHOLDER NAMED IN THE PROSPECTUS OR IN A SUPPLEMENT TO THE PROSPECTUS.

OTHER SALES OF THE SHARES MAY ONLY BE MADE IN COMPLIANCE WITH THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ALL OTHER APPLICABLE SECURITIES LAWS, OR PURSUANT TO AN EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY OTHER APPLICABLE SECURITIES LAWS.


ITEM  6     SELECTED  FINANCIAL  DATA


The  following  table summarizes certain selected consolidated financial data for, and as of the end of, each of the  fiscal  years  in  the  five-year  period  ended June 30, 2003.  The data set forth below should be read in conjunction  with  the  Consolidated  Financial  Statements and related Notes included elsewhere in this Report.

----------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME DATA:                                  Years Ended June 30
----------------------------------------------  ----------------------------------------------------------------
(In thousands, except per share data)                   2003             2002       2001       2000       1999
                                                ---------------------  ---------  ---------  ---------  --------
Net revenues . . . . . . . . . . . . . . . . .  $            273,570   $204,076   $155,156   $115,615   $88,627
Cost of sales. . . . . . . . . . . . . . . . .               100,483     70,827     50,377     36,991    29,416
----------------------------------------------  ---------------------  ---------  ---------  ---------  --------
Gross profit . . . . . . . . . . . . . . . . .               173,087    133,249    104,779     78,624    59,211
----------------------------------------------  ---------------------  ---------  ---------  ---------  --------
Selling, general and administrative expenses .                85,313     64,481     49,364     36,987    27,414
Research and development expenses. . . . . . .                20,534     14,910     11,146      8,499     6,542
In-process research and development write off.                     -        350     17,677          -         -
Donations to Research Foundations. . . . . . .                     -      2,349          -          -         -
Provision for restructure. . . . . . . . . . .                     -          -        550          -         -
----------------------------------------------  ---------------------  ---------  ---------  ---------  --------
Total operating expenses . . . . . . . . . . .               105,847     82,090     78,737     45,486    33,956
----------------------------------------------  ---------------------  ---------  ---------  ---------  --------
Income from operations . . . . . . . . . . . .                67,240     51,159     26,042     33,138    25,255
----------------------------------------------  ---------------------  ---------  ---------  ---------  --------
Other income (expenses):
Interest income (expense), net . . . . . . . .                (2,549)    (3,224)      (762)       801       779
Government grants. . . . . . . . . . . . . . .                     -          -         72        279       833
Other, net . . . . . . . . . . . . . . . . . .                 1,907        108      1,962        (52)   (2,290)
Gain on extinguishment of debt . . . . . . . .                   529      6,549          -          -         -
----------------------------------------------  ---------------------  ---------  ---------  ---------  --------
Total other income (expenses). . . . . . . . .                  (113)     3,433      1,272      1,028      (678)
----------------------------------------------  ---------------------  ---------  ---------  ---------  --------
Income before income taxes . . . . . . . . . .                67,127     54,592     27,314     34,166    24,577
----------------------------------------------  ---------------------  ---------  ---------  ---------  --------
Income taxes . . . . . . . . . . . . . . . . .                21,398     17,086     15,684     11,940     8,475
----------------------------------------------  ---------------------  ---------  ---------  ---------  --------
Net income . . . . . . . . . . . . . . . . . .  $             45,729   $ 37,506   $ 11,630   $ 22,226   $16,102
----------------------------------------------  ---------------------  ---------  ---------  ---------  --------
Basic earnings per share . . . . . . . . . . .  $               1.38   $   1.17   $   0.37   $   0.74   $  0.55
Diluted earnings per share . . . . . . . . . .  $               1.33   $   1.10   $   0.35   $   0.69   $  0.52
Basic shares outstanding . . . . . . . . . . .                33,054     32,174     31,129     30,153    29,416
Diluted shares outstanding . . . . . . . . . .                34,439     34,080     33,484     32,303    31,068
----------------------------------------------  ---------------------  ---------  ---------  ---------  --------

-21

-----------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:                        As of June 30
-----------------------------------------------------------------------------------------------
(In thousands)                               2003      2002      2001      2000     1999
-----------------------------------------------------------------------------------------------
Working capital. . . . . . . . . . . . .  $  191,322  $142,809  $144,272  $ 47,550  $32,529
Total assets . . . . . . . . . . . . . .     459,595   376,191   288,090   115,594   89,889
Long-term debt, less current maturities.     113,250   123,250   150,000         -        -
Total stockholders' equity . . . . . . .     286,433   192,930   100,366    93,972   71,647
-----------------------------------------------------------------------------------------------


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH SELECTED FINANCIAL DATA AND CONSOLIDATED FINANCIAL STATEMENTS AND NOTES, INCLUDED HEREIN.

WE DESIGN, MANUFACTURE AND MARKET EQUIPMENT FOR THE DIAGNOSIS AND TREATMENT OF SLEEP DISORDERED BREATHING CONDITIONS, INCLUDING OBSTRUCTIVE SLEEP APNEA. OUR NET REVENUES ARE GENERATED FROM THE SALE AND RENTAL OF OUR VARIOUS FLOW GENERATOR DEVICES, NASAL MASK SYSTEMS, ACCESSORIES AND OTHER PRODUCTS, AND, TO A LESSER EXTENT FROM ROYALTIES AND SALES OF CUSTOM MOTORS.

WE HAVE INVESTED SIGNIFICANT RESOURCES IN RESEARCH AND DEVELOPMENT AND PRODUCT ENHANCEMENT. SINCE 1989, WE HAVE DEVELOPED SEVERAL INNOVATIONS TO THE ORIGINAL CPAP DEVICE TO INCREASE PATIENT COMFORT AND TO IMPROVE EASE OF PRODUCT USE. WE HAVE BEEN DEVELOPING PRODUCTS FOR AUTOMATED TREATMENT, TITRATION AND MONITORING OF OSA, SUCH AS THE AUTOSET T AND AUTOSET SPIRIT FLOW GENERATORS.


BUSINESS  ACQUISITIONS

1.  FISCAL  YEAR  ENDED  JUNE  30,  2003

JOHN STARK AND ASSOCIATES. ON JULY 24, 2002 WE ACQUIRED THE BUSINESS OF JOHN STARK AND ASSOCIATES, OUR TEXAS REPRESENTATIVE, FOR TOTAL CONSIDERATION OF $0.3 MILLION IN CASH. THE ACQUISITION HAS BEEN ACCOUNTED FOR AS A PURCHASE AND ACCORDINGLY, THE RESULTS OF OPERATIONS OF JOHN STARK AND ASSOCIATES WERE INCLUDED WITHIN OUR CONSOLIDATED FINANCIAL STATEMENTS FROM JULY 24, 2002. AN AMOUNT OF $0.3 MILLION, REPRESENTING THE EXCESS OF THE PURCHASE PRICE OVER THE FAIR VALUE OF NET IDENTIFIABLE ASSETS ACQUIRED OF $NIL, HAS BEEN RECORDED AS GOODWILL.


2.  FISCAL  YEAR  ENDED  JUNE  30,  2002

LABHARDT ACQUISITION. ON NOVEMBER 15, 2001, WE ACQUIRED ALL THE COMMON STOCK OF LABHARDT AG, OUR SWISS DISTRIBUTOR, FOR TOTAL CASH CONSIDERATION, INCLUDING ACQUISITION COSTS, OF $5.5 MILLION.

THE ACQUISITION HAS BEEN ACCOUNTED FOR AS A PURCHASE AND ACCORDINGLY, THE RESULTS OF OPERATIONS OF LABHARDT AG HAVE BEEN INCLUDED IN OUR CONSOLIDATED
FINANCIAL STATEMENTS FROM NOVEMBER 15, 2001. AN AMOUNT OF $4.2 MILLION, REPRESENTING THE EXCESS OF THE PURCHASE PRICE OVER THE FAIR VALUE OF THE NET IDENTIFIABLE ASSETS ACQUIRED OF $1.3 MILLION, HAS BEEN RECORDED AS GOODWILL.

SMI ACQUISITION. ON MAY 14, 2002, WE ACQUIRED ALL OF THE COMMON STOCK OF SERVO MAGNETICS INCORPORATED ("SMI") THROUGH A MERGER WITH OUR WHOLLY-OWNED SUBSIDIARY, SERVO MAGNETICS ACQUISITIONS INC, FOR TOTAL CONSIDERATION, INCLUDING ACQUISITION COSTS, OF $32.6 MILLION. CONSIDERATION INCLUDED THE ISSUE OF 853,448 SHARES FOR FAIR VALUE OF $24.8 MILLION WITH THE BALANCE OF THE ACQUISITION PRICE PAID IN CASH. UPON CONSUMMATION OF THE MERGER, THE SURVIVING CORPORATION, SERVO MAGNETICS ACQUISITION INC., CHANGED ITS NAME TO SERVO MAGNETICS INC.

THE ACQUISITION HAS BEEN ACCOUNTED FOR AS A PURCHASE AND ACCORDINGLY, THE RESULTS OF OPERATIONS OF SMI HAVE BEEN INCLUDED IN OUR CONSOLIDATED FINANCIAL STATEMENTS FROM MAY 14, 2002. AN AMOUNT OF $30.7 MILLION, REPRESENTING THE EXCESS OF THE PURCHASE PRICE OVER THE FAIR VALUE OF THE NET IDENTIFIABLE ASSETS ACQUIRED OF $1.9 MILLION, HAS BEEN RECORDED AS GOODWILL.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT OF $0.4 MILLION WAS EXPENSED UPON ACQUISITION OF SMI BECAUSE TECHNOLOGICAL FEASIBILITY OF THE PRODUCTS UNDER DEVELOPMENT HAD NOT BEEN ESTABLISHED AND NO FURTHER ALTERNATIVE USES EXISTED. THE VALUE OF IN-PROCESS TECHNOLOGY WAS CALCULATED BY IDENTIFYING RESEARCH PROJECTS IN AREAS FOR WHICH TECHNOLOGICAL FEASIBILITY HAD NOT BEEN ESTABLISHED, ESTIMATING THE COSTS TO DEVELOP THE PURCHASED IN PROCESS TECHNOLOGY INTO COMMERCIALLY VIABLE PRODUCTS, ESTIMATING THE RESULTING NET CASH FLOWS FROM SUCH PRODUCTS, DISCOUNTING THE NET CASH FLOWS TO PRESENT VALUE, AND APPLYING THE REDUCED PERCENTAGE COMPLETION OF THE PROJECTS THERETO. THE DISCOUNT RATE USED IN THE ANALYSIS WAS 19% AND WAS BASED ON THE RISK PROFILE OF THE ACQUIRED ASSETS.

PURCHASED RESEARCH AND DEVELOPMENT PROJECTS RELATED TO ELECTRICAL MOTOR SYSTEMS USED IN OUR FLOW GENERATOR DEVICES AND OTHER MEDICAL AND DATA STORAGE EQUIPMENT. KEY ASSUMPTIONS USED IN THE ANALYSIS INCLUDED GROSS MARGINS OF 34%. AS OF THE DATE OF ACQUISITION, NEW MOTOR SYSTEMS FOR USE IN MEDICAL AND HEALTH APPLICATIONS WERE EXPECTED TO BE COMPLETED AND COMMERCIALLY AVAILABLE BY 2004. THESE PROJECTS HAVE ESTIMATED COSTS TO COMPLETE TOTALLING APPROXIMATELY $0.5 MILLION.

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


3.  FISCAL  YEAR  ENDED  JUNE  30,  2001

MAP MEDIZIN-TECHNOLOGIE GMBH (MAP). ON FEBRUARY 16, 2001 OUR WHOLLY-OWNED GERMAN SUBSIDIARY, RESMED BETEILIGUNGS GMBH, ACQUIRED ALL THE COMMON STOCK OF MAP MEDIZIN-TECHNOLOGIE GMBH ("MAP'') FOR TOTAL CONSIDERATION, INCLUDING
ACQUISITION COSTS, OF $55.4 MILLION. MAP IS A LEADING GERMAN DESIGNER, MANUFACTURER AND DISTRIBUTOR OF MEDICAL DEVICES FOR THE DIAGNOSIS AND TREATMENT OF SDB, WITH A PARTICULAR FOCUS ON OSA.

THE ACQUISITION HAS BEEN ACCOUNTED FOR AS A PURCHASE AND ACCORDINGLY, THE RESULTS OF OPERATIONS OF MAP HAVE BEEN INCLUDED IN OUR CONSOLIDATED FINANCIAL STATEMENTS FROM FEBRUARY 16, 2001. AN AMOUNT OF $47.1 MILLION, REPRESENTING THE EXCESS OF THE PURCHASE PRICE OVER THE FAIR VALUE OF THE NET IDENTIFIABLE ASSETS ACQUIRED, HAS BEEN RECORDED AS GOODWILL.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT OF $17.7 MILLION WAS EXPENSED UPON ACQUISITION OF MAP BECAUSE TECHNOLOGICAL FEASIBILITY OF THE PRODUCTS UNDER DEVELOPMENT HAD NOT BEEN ESTABLISHED AND NO FURTHER ALTERNATIVE USES EXISTED. THE VALUE OF IN-PROCESS TECHNOLOGY WAS CALCULATED BY IDENTIFYING RESEARCH PROJECTS IN AREAS FOR WHICH TECHNOLOGICAL FEASIBILITY HAD NOT BEEN ESTABLISHED, ESTIMATING THE COSTS TO DEVELOP THE PURCHASED IN-PROCESS TECHNOLOGY INTO COMMERCIALLY VIABLE PRODUCTS, ESTIMATING THE RESULTING NET CASH FLOWS FROM SUCH PRODUCTS, DISCOUNTING THE NET CASH FLOWS TO PRESENT VALUE, AND APPLYING THE REDUCED PERCENTAGE COMPLETION OF THE PROJECTS THERETO. THE DISCOUNT RATES USED IN THE ANALYSIS WERE BETWEEN 27% AND 33% AND WERE BASED ON THE RISK PROFILE OF THE ACQUIRED ASSETS.

ALL PURCHASED RESEARCH AND DEVELOPMENT PROJECTS RELATED TO MEDICAL EQUIPMENT FOR THE TREATMENT OF SLEEP DISORDERED BREATHING, PRIMARILY FOR THE DEVELOPMENT OF MASK INTERFACE SYSTEMS AND AUTOTITRATING DEVICES FOR THE TREATMENT OF OBSTRUCTIVE SLEEP APNEA AND ASSOCIATED DISORDERS. KEY ASSUMPTIONS USED IN THE ANALYSIS INCLUDED GROSS MARGINS RANGING FROM 70% TO 80%. AS OF THE DATE OF
ACQUISITION, THE MASK INTERFACE SYSTEMS WERE EXPECTED TO BE COMPLETED AND COMMERCIALLY AVAILABLE IN 2002 AND VERSIONS OF THE AUTOTITRATING DEVICES BETWEEN 2003 AND 2005. THESE PROJECTS HAD ESTIMATED COSTS TO COMPLETE TOTALLING APPROXIMATELY $2.0 MILLION.

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

DURING THE DECEMBER 2001, WE PAID AN AMOUNT OF $1.4 MILLION AS FINAL CONSIDERATION ASSOCIATED WITH THE PURCHASE OF MAP. THE AMOUNT HAS BEEN RECORDED AS GOODWILL.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. ON ACQUISITION OF MAP IN FEBRUARY 2001, WE RECOGNIZED AS AN EXPENSE A CHARGE OF $17.7 MILLION WITH RESPECT TO FIVE IN-PROCESS RESEARCH AND DEVELOPMENT PROGRAMS UNDER ACTIVE DEVELOPMENT BY MAP AT DATE OF ACQUISITION. THE FIVE PROJECTS WERE:

(I)     A  SINGLE-WALLED  NASAL  CUSHION  MASK  SYSTEM
(II)    NEW  HEADGEAR  SYSTEM
(III)   STANDALONE  ACTIVE  HUMIDIFIER
(IV)    AN  AUTOTITRATION  CPAP  DEVICE  FOR  TREATMENT  OF  OSA
(V)     A  NEW  OSA  DIAGNOSTIC  DEVICE

THE  STATUS  OF  EACH  PROJECT  AS  AT  JUNE  30,  2003  IS  AS  NOTED  BELOW:

(I) SINGLE-WALLED NASAL CUSHION - THE NASAL CUSHION UNDER DEVELOPMENT BY MAP ON ACQUISITION WAS DUE FOR RELEASE IN OCTOBER 2001. DELAYS IN THE DESIGN AND MANUFACTURING PROCESS DELAYED THE RELEASE FOR SEVEN MONTHS, UNTIL APRIL 2002. THE DELAY IN RELEASE OF THE PRODUCT WAS NOT SIGNIFICANT OVER ITS EXPECTED LIFE CYCLE, AND HAS MADE NO SIGNIFICANT IMPACT ON THE NET RETURN ASSUMPTIONS USED IN THE INITIAL IN-PROCESS RESEARCH AND DEVELOPMENT MODEL. SINCE RELEASE, THE PRODUCT (NOW REFERRED TO AS THE PAPILLON) HAS MET OR EXCEEDED SALES FORECASTS.

(II) NEW HEADGEAR - THE NEW HEADGEAR PRODUCT LINE WAS WITHHELD TO COINCIDE WITH THE RELEASE OF THE PAPILLON MASK SYSTEM IN APRIL 2002 AND SO WAS ALSO SEVEN MONTHS BEHIND SCHEDULE IN PROJECTED RELEASE DATES. SINCE RELEASE, THE NEW HEADGEAR SYSTEM HAS EXCEEDED ORIGINAL SALES PROJECTIONS AND CONTINUES TO MEET OR EXCEED INITIAL EXPECTATIONS.

(III) STANDALONE ACTIVE HUMIDIFIER - DUE TO OTHER PRIORITIES AND TO THE INTRODUCTION OF INTEGRATED HUMIDIFICATION FLOW GENERATOR DEVICES BY A NUMBER OF COMPETITORS DURING FISCAL 2002, WE HAVE DELAYED THE STANDALONE HUMIDIFIER PROJECT.

     GIVEN THE RELATIVELY SMALL REVENUE FORECAST OF THE PRODUCT LINE IN THE IPR&D MODEL, THE FINANCIAL IMPACT OF THIS PROJECT IS NOT MATERIAL TO OUR BUSINESS OR THE NET RETURN OF THE MAP ACQUISITION.

(IV) AUTOTITRATION CPAP DEVICE - THE MAIN PRODUCT DEVELOPMENT EFFORT OF MAP SINCE ACQUISITION HAS BEEN THE COMPLETION OF THE AUTOTITRATION CPAP FLOW GENERATOR SPECIFIED IN THE INITIAL IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. THIS PROJECT EXPERIENCED SOME DELAYS DUE TO THE COMPLEXITY OF THE SOFTWARE ALGORITHM DEVELOPMENT PROCESS AND ASSOCIATED ELECTRONICS. MAP RELEASED THE PRODUCT IN NOVEMBER 2002; SINCE RELEASE, SALES OF THE PRODUCT (NOW REFERRED TO AS MAGELLAN) HAVE BEEN WITHIN EXPECTATIONS.

(V) OSA DIAGNOSTIC DEVICE - MAP'S NEW DIAGNOSTIC DEVICE REMAINS ON TARGET FOR INITIAL MARKET RELEASE IN CALENDAR 2003, ALTHOUGH THE FORECASTED RELEASE DATE OF MARCH 2003 WAS NOT ACHIEVED. WE REMAIN CONFIDENT IN THE CAPACITY OF THE DIAGNOSTIC ALGORITHM TO SIGNIFICANTLY ENHANCE THE DIAGNOSTIC PROCESS, AND REMAIN CONFIDENT IN THE POTENTIAL OF THE PRODUCT TO SIGNIFICANTLY IMPACT THE TREATMENT AND DIAGNOSIS OF OBSTRUCTIVE SLEEP APNEA IN THE GERMAN MARKET.

AS AT JUNE 30, 2003, THREE OF THE FIVE PROGRAMS HAVE BEEN COMPLETED WITH THE RELEASE OF THE PAPILLON MASK SYSTEM, UPGRADED HEADGEAR AND THE MAGELLAN AUTOMATED FLOW GENERATOR DEVICE. ALL THREE PRODUCTS ARE GENERATING SALES REVENUE CONSISTENT WITH OUR ORIGINAL EXPECTATIONS AND ASSUMPTIONS USED IN CALCULATING THE IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. WE EXPECT TO RELEASE PRODUCTS WITH RESPECT TO BOTH REMAINING IN-PROCESS RESEARCH AND DEVELOPMENT PROGRAMS OVER THE NEXT TWELVE-MONTH PERIOD, WHICH IS GENERALLY CONSISTENT WITH OUR ORIGINAL EXPECTATIONS.

GIVEN THE SUCCESSFUL COMPLETION OF THE ABOVE RESEARCH PROGRAMS AND PERFORMANCE OF THE ASSOCIATED PRODUCT LINES, WE REMAIN CONFIDENT IN THE ASSUMPTIONS USED TO DETERMINE THE IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE AND, AS A RESULT, THE NET RETURN OF THE MAP ACQUISITION.

TAX EXPENSE. OUR INCOME TAX RATE IS GOVERNED BY THE LAWS OF THE REGIONS IN WHICH OUR INCOME IS RECOGNIZED. TO DATE, A SUBSTANTIAL PORTION OF OUR INCOME HAS BEEN SUBJECT TO INCOME TAX IN AUSTRALIA WHERE THE STATUTORY RATE WAS 30% IN FISCAL 2003 AND 2002; AND WAS 34% IN FISCAL 2001. DURING FISCAL 2003, 2002 AND 2001, OUR EFFECTIVE TAX RATE HAS FLUCTUATED BETWEEN APPROXIMATELY 31% AND APPROXIMATELY 57%. THESE FLUCTUATIONS HAVE RESULTED FROM, AND FUTURE EFFECTIVE TAX RATES WILL DEPEND UPON, NUMEROUS FACTORS, INCLUDING THE AMOUNT OF RESEARCH AND DEVELOPMENT EXPENDITURES FOR WHICH A 125% AUSTRALIAN TAX DEDUCTION IS AVAILABLE, THE LEVEL OF NON-DEDUCTIBLE EXPENSES, AND THE USE OF AVAILABLE NET OPERATING LOSS CARRYFORWARD DEDUCTIONS AND OTHER TAX CREDITS OR BENEFITS
AVAILABLE  TO  US  UNDER  APPLICABLE  TAX  LAWS.

WE ACCOUNT FOR INCOME TAXES UNDER THE ASSET AND LIABILITY METHOD. DEFERRED TAX ASSETS AND LIABILITIES ARE RECOGNIZED FOR THE FUTURE TAX CONSEQUENCES ATTRIBUTABLE TO DIFFERENCES BETWEEN THE FINANCIAL STATEMENT CARRYING AMOUNTS OF EXISTING ASSETS AND LIABILITIES AND THEIR RESPECTIVE TAX BASES. DEFERRED TAX ASSETS AND LIABILITIES ARE MEASURED USING ENACTED TAX RATES EXPECTED TO APPLY TO TAXABLE INCOME IN THE YEARS IN WHICH THOSE TEMPORARY DIFFERENCES ARE EXPECTED TO BE RECOVERED OR SETTLED. THE EFFECT ON DEFERRED TAX ASSETS AND LIABILITIES OF A CHANGE IN TAX RATES IS RECOGNIZED IN INCOME IN THE PERIOD THAT INCLUDES THE ENACTMENT DATE.

FISCAL  YEAR  ENDED  JUNE  30  2003,  COMPARED TO FISCAL YEAR ENDED JUNE 30 2002

NET REVENUES. NET REVENUE INCREASED FOR THE YEAR ENDED JUNE 30, 2003 TO $273.6 MILLION FROM $204.1 MILLION FOR THE YEAR ENDED JUNE 30, 2002, AN INCREASE OF $69.5 MILLION OR 34%.

THE INCREASE IN NET REVENUE WAS ATTRIBUTABLE TO AN INCREASE IN UNIT SALES OF OUR FLOW GENERATORS AND ACCESSORIES. SALES ALSO BENEFITED FROM AN APPRECIATION OF INTERNATIONAL CURRENCIES AGAINST THE US DOLLAR (INCREASING SALES BY APPROXIMATELY $16.8 MILLION) AND INCLUSION OF SALES OF $6.5 MILLION FROM SERVO MAGNETICS INC. (SMI), THE SUBSIDIARY WE ACQUIRED IN MAY 2002. NET REVENUE IN NORTH AND LATIN AMERICA INCREASED TO $130.7 MILLION FROM $100.9 MILLION FOR THE YEARS ENDED JUNE 30, 2003 AND 2002 RESPECTIVELY. THIS GROWTH PRIMARILY REFLECTS INCREASED PUBLIC AND PHYSICIAN AWARENESS OF SLEEP-DISORDERED BREATHING. NET REVENUE IN INTERNATIONAL MARKETS INCREASED TO $142.8 MILLION FROM $103.1 MILLION FOR THE YEARS ENDED JUNE 30, 2003 AND 2002 RESPECTIVELY. INTERNATIONAL SALES GROWTH FOR THE YEAR ENDED JUNE 30, 2003 REFLECTS ORGANIC GROWTH IN THE OVERALL SLEEP DISORDERED BREATHING MARKET, APPRECIATION OF INTERNATIONAL CURRENCIES AGAINST THE U.S. DOLLAR AND SARS-RELATED SALES TO CHINA OF APPROXIMATELY $5.0 MILLION.

SALES OF FLOW GENERATORS FOR THE YEAR ENDED JUNE 30, 2003 INCREASED BY 29% COMPARED TO THE YEAR ENDED JUNE 30, 2002 INCLUDING INCREASES OF 23% IN NORTH AND LATIN AMERICA AND 33% ELSEWHERE. SALES OF MASK SYSTEMS, MOTORS AND OTHER ACCESSORIES INCREASED BY 40% INCLUDING INCREASES OF 35% IN NORTH AND LATIN AMERICA AND 47% ELSEWHERE, FOR THE YEAR ENDED JUNE 30, 2003 COMPARED TO THE YEAR ENDED JUNE 30, 2002. THESE INCREASES PRIMARILY REFLECT GROWTH IN THE OVERALL SLEEP-DISORDERED BREATHING MARKET, APPRECIATION OF INTERNATIONAL CURRENCIES AGAINST THE U.S. DOLLAR AND OUR ACQUISITION OF SMI.

GROSS PROFIT. GROSS PROFIT INCREASED FOR THE YEAR ENDED JUNE 30, 2003 TO $173.1 MILLION FROM $133.2 MILLION FOR THE YEAR ENDED JUNE 30, 2002, AN INCREASE OF $39.9 MILLION OR 30%. GROSS PROFIT AS A PERCENTAGE OF NET REVENUE DECREASED FOR THE YEAR ENDED JUNE 30, 2003 TO 63% FROM 65% FOR THE YEAR ENDED JUNE 30, 2002, REFLECTING THE IMPACT OF HIGHER MANUFACTURING COSTS RESULTING FROM A STRONGER AUSTRALIAN DOLLAR AGAINST THE US DOLLAR, AS THE MAJORITY OF MANUFACTURING LABOR AND OVERHEAD COSTS ARE INCURRED IN AUSTRALIA AND, TO A LESSER EXTENT, THE
INCLUSION OF SMI'S MOTOR SALES WHICH ACHIEVE LOWER MARGINS COMPARED TO OUR OVERALL GROSS MARGIN.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED FOR THE YEAR ENDED JUNE 30, 2003 TO $85.3 MILLION FROM $64.5 MILLION FOR THE YEAR ENDED JUNE 30, 2002, AN INCREASE OF $20.8 MILLION OR 32%. AS A PERCENTAGE OF NET REVENUE, SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES FOR THE YEAR ENDED JUNE 30, 2003 DECREASED TO 31% COMPARED TO 32% FOR THE YEAR ENDED JUNE 30, 2002. THE INCREASE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WAS PRIMARILY DUE TO AN INCREASE IN THE NUMBER OF SALES AND ADMINISTRATIVE PERSONNEL AND OTHER EXPENSES RELATED TO THE INCREASE IN OUR SALES. THE INCREASE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WAS ALSO ATTRIBUTABLE TO APPRECIATION OF INTERNATIONAL CURRENCIES AGAINST THE US DOLLAR (ADDING APPROXIMATELY $6.0 MILLION), THE INCLUSION OF $2.6 MILLION FROM SMI'S OPERATIONS, AND $2.2 MILLION IN LITIGATION COSTS ASSOCIATED WITH OUTSTANDING PATENT INFRINGEMENT LAWSUITS AGAINST COMPETITORS.

RESEARCH AND DEVELOPMENT EXPENSES. RESEARCH AND DEVELOPMENT EXPENSES INCREASED FOR THE YEAR ENDED JUNE 30, 2003 TO $20.5 MILLION FROM $14.9 MILLION FOR THE YEAR ENDED JUNE 30, 2002, AN INCREASE OF $5.6 MILLION OR 38%. AS A PERCENTAGE OF NET REVENUE, RESEARCH AND DEVELOPMENT EXPENSES WERE 7.5% FOR THE YEAR ENDED JUNE 30, 2003 COMPARED TO 7.3% FOR THE YEAR ENDED JUNE 30, 2002. THE INCREASE IN RESEARCH AND DEVELOPMENT EXPENSES WAS DUE TO INCREASED SALARIES ASSOCIATED WITH AN INCREASE IN PERSONNEL AND INCREASED CHARGES FOR CONSULTING FEES, CLINICAL TRIALS AND TECHNICAL ASSESSMENTS INCURRED TO FACILITATE DEVELOPMENT OF NEW PRODUCTS. THE INCREASE ALSO REFLECTS AN APPRECIATION OF THE AUSTRALIAN DOLLAR AGAINST THE US DOLLAR, AS THE MAJORITY OF RESEARCH AND DEVELOPMENT COSTS ARE INCURRED IN AUSTRALIAN DOLLARS. IN CONSTANT CURRENCY TERMS, RESEARCH AND DEVELOPMENT EXPENSES FOR THE YEAR ENDED JUNE 30, 2003 INCREASED BY $3.1 MILLION, OR 17%, COMPARED TO THE YEAR ENDED JUNE 30, 2002.

OTHER INCOME (EXPENSE), NET. OTHER INCOME (EXPENSE), NET DECREASED FOR THE YEAR ENDED JUNE 30, 2003 TO NET EXPENSE OF $0.1 MILLION FROM NET INCOME OF $3.4 MILLION FOR THE YEAR ENDED JUNE 30, 2002. THE DECREASE IN OTHER INCOME WAS
ATTRIBUTABLE TO LOWER GAINS ON EXTINGUISHMENT OF DEBT PARTIALLY OFFSET BY INCREASED NET FOREIGN CURRENCY EXCHANGE GAINS, AND LOWER INTEREST EXPENSE DUE TO THE REDUCTION IN CONVERTIBLE NOTE DEBT.

INCOME TAXES. OUR EFFECTIVE INCOME TAX RATE INCREASED TO 31.9% FOR THE YEAR ENDED JUNE 30, 2003 FROM 31.3% FOR THE YEAR ENDED JUNE 30, 2002. THE MARGINALLY HIGHER TAX RATE WAS PRIMARILY DUE TO THE GEOGRAPHICAL MIX OF TAXABLE INCOME. WE CONTINUE TO BENEFIT FROM THE AUSTRALIAN CORPORATE TAX RATE OF 30%, BECAUSE WE
GENERATE  A  MAJORITY  OF  OUR  TAXABLE  INCOME  IN  AUSTRALIA.


FISCAL  YEAR  ENDED  JUNE  30  2002,  COMPARED TO FISCAL YEAR ENDED JUNE 30 2001

NET REVENUES. NET REVENUE INCREASED FOR THE YEAR ENDED JUNE 30, 2002 TO $204.1 MILLION FROM $155.2 MILLION FOR THE YEAR ENDED JUNE 30,2001, AN INCREASE OF $48.9 MILLION OR 32%. THIS INCREASE WAS PRIMARILY ATTRIBUTABLE TO AN INCREASE IN UNIT SALES OF OUR FLOW GENERATORS AND ACCESSORIES IN BOTH DOMESTIC AND INTERNATIONAL MARKETS AND THE INCLUSION OF INCREMENTAL SALES OF $17.2 MILLION FROM MAP MEDIZIN-TECHNOLOGIE GMBH "MAP", THE SUBSIDIARY WE ACQUIRED IN FEBRUARY 2001.

NET REVENUE IN NORTH AND LATIN AMERICA INCREASED TO $100.9 MILLION FROM $79.9 MILLION FOR THE YEARS ENDED JUNE 30, 2002 AND 2001 RESPECTIVELY. THIS GROWTH REFLECTS INCREASED PUBLIC AND PHYSICIAN AWARENESS OF SLEEP-DISORDERED BREATHING. NET REVENUE IN OTHER INTERNATIONAL MARKETS INCREASED TO $103.1 MILLION FROM $75.2 MILLION FOR THE YEARS ENDED JUNE 30, 2002 AND 2001 RESPECTIVELY. INTERNATIONAL SALES GROWTH FOR THE YEAR ENDED JUNE 30, 2002 REFLECTS ORGANIC GROWTH IN THE OVERALL SLEEP-DISORDERED BREATHING MARKET AND A FULL YEAR OF SALES FROM OUR SUBSIDIARY, MAP.

SALES OF FLOW GENERATORS FOR THE YEAR ENDED JUNE 30, 2002 INCREASED BY 35% COMPARED TO THE YEAR ENDED JUNE 30, 2001 INCLUDING INCREASES OF 22% IN NORTH AND LATIN AMERICA AND 47% ELSEWHERE. SALES OF MASK SYSTEMS, MOTORS AND OTHER ACCESSORIES INCREASED BY 28% INCLUDING INCREASES OF 30% IN NORTH AND LATIN AMERICA AND 24% ELSEWHERE, FOR THE YEAR ENDED JUNE 30, 2002 COMPARED TO THE YEAR ENDED JUNE 30, 2002. THESE INCREASES REFLECT GROWTH IN THE OVERALL
SLEEP-DISORDERED  BREATHING  MARKET  AND  OUR  ACQUISITION  OF  MAP.

GROSS PROFIT. GROSS PROFIT INCREASED FOR THE YEAR ENDED JUNE 30, 2002 TO $133.2 MILLION FROM $104.8 MILLION FOR THE YEAR ENDED JUNE 30, 2001, AN INCREASE OF $28.5 MILLION OR 27%. GROSS PROFIT AS A PERCENTAGE OF NET REVENUE DECLINED FOR THE YEAR ENDED JUNE 30, 2002 TO 65% FROM 68% FOR THE YEAR ENDED JUNE 30, 2001. THE DECLINE IN GROSS MARGINS REFLECTS A CHANGE IN GEOGRAPHICAL SALES MIX, OTHER THAN MAP SALES, WITH A RELATIVELY HIGHER PERCENTAGE OF DOMESTIC SALES, WHICH ACHIEVE LOWER MARGINS, COMPARED TO INTERNATIONAL MARKETS. THE DECLINE ALSO REFLECTS THAT GROSS MARGINS IN OUR ACQUIRED SUBSIDIARY, MAP, ARE HISTORICALLY LOWER THAN THE AVERAGE MARGINS ACHIEVED BY OUR COMPANY AS A WHOLE.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED FOR THE YEAR ENDED JUNE 30, 2002 TO $64.5 MILLION FROM $49.4 MILLION FOR THE YEAR ENDED JUNE 30, 2001, AN INCREASE OF $15.1 MILLION OR 31%. AS A PERCENTAGE OF NET REVENUE, SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES FOR THE YEAR ENDED JUNE 30, 2002 WAS 32%, CONSISTENT WITH THE YEAR ENDED JUNE 30, 2001. THE INCREASE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WAS PRIMARILY DUE TO THE ADDITION OF 98 PERSONNEL IN SALES AND ADMINISTRATION AND OTHER EXPENSES RELATED TO THE INCREASE IN OUR SALES. SG&A IN FISCAL 2002 ALSO INCLUDED A PROVISION OF $1.0 MILLION AGAINST AN OUTSTANDING RECEIVABLE FROM AMERICAN HOME PATIENT INC. (AHP), A SIGNIFICANT CUSTOMER, WHO FILED FOR CHAPTER 11 BANKRUPTCY PROTECTION ON JULY 31, 2002. AHP'S FILING FOR CHAPTER 11 BANKRUPTCY PROTECTION IS NOT EXPECTED TO MATERIALLY IMPACT OUR BUSINESS.

PROVISION FOR RESTRUCTURE. IN THE YEAR ENDED JUNE 30, 2001, SUBSEQUENT TO THE PURCHASE OF MAP, WE RESTRUCTURED MAP'S UNPROFITABLE FRENCH ACTIVITIES AND TOOK A CHARGE OF $0.6 MILLION ASSOCIATED WITH THEIR CLOSURE. WE DID NOT INCUR ANY RESTRUCTURE CHARGES FOR THE YEAR ENDED JUNE 30, 2002.

IN-PROCESS RESEARCH AND DEVELOPMENT WRITE-OFF. IN THE YEAR ENDED JUNE 30, 2002, PURCHASED IN- PROCESS RESEARCH AND DEVELOPMENT OF $0.4 MILLION WAS EXPENSED UPON THE ACQUISITION OF SMI BECAUSE TECHNOLOGICAL FEASIBILITY OF THE PRODUCTS UNDER DEVELOPMENT HAD NOT BEEN ESTABLISHED AND NO FURTHER ALTERNATIVE USES EXISTED. IN THE YEAR ENDED JUNE 30, 2001, PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT OF $17.7 MILLION WAS EXPENSED UPON ACQUISITION OF MAP.

DONATIONS TO FOUNDATIONS. IN THE YEAR ENDED JUNE 30, 2002, WE COMMITTED $2.3 MILLION TO THE ESTABLISHMENT OF TWO RESMED SLEEP DISORDERED BREATHING FOUNDATIONS, ONE IN THE UNITED STATES AND ONE IN AUSTRALIA. THE FOUNDATIONS' OVERALL MISSION IS TO EDUCATE BOTH THE PUBLIC AND PHYSICIANS ABOUT THE INHERENT DANGERS OF UNTREATED SDB/OSA, PARTICULARLY AS IT RELATES TO CEREBROVASCULAR AND CARDIOVASCULAR DISEASE.

RESEARCH AND DEVELOPMENT EXPENSES. RESEARCH AND DEVELOPMENT EXPENSES INCREASED IN FISCAL 2002 TO $14.9 MILLION FROM $11.1 MILLION FOR THE YEAR ENDED JUNE 30, 2001, AN INCREASE OF $3.8 MILLION OR 34%. AS A PERCENTAGE OF NET REVENUE, RESEARCH AND DEVELOPMENT EXPENSES INCREASED TO 7.3% FOR THE YEAR ENDED JUNE 30, 2002 COMPARED TO 7.2% IN FISCAL 2001. THE INCREASE IN RESEARCH AND DEVELOPMENT EXPENSES WAS DUE TO INCREASED SALARIES ASSOCIATED WITH AN INCREASE IN PERSONNEL AND INCREASED CHARGES FOR CONSULTING FEES, CLINICAL TRIALS AND TECHNICAL ASSESSMENTS INCURRED TO FACILITATE DEVELOPMENT OF NEW PRODUCTS, AND ALSO
INCLUDES  RESEARCH  AND  DEVELOPMENT  EXPENDITURES  OF  MAP.

OTHER INCOME (EXPENSE). OTHER INCOME (EXPENSE), NET, INCREASED FOR THE YEAR ENDED JUNE 30, 2002, TO A NET INCOME OF $3.4 MILLION FROM NET INCOME OF $1.3 MILLION FOR THE YEAR ENDED JUNE 30, 2001. THE INCREASE IN OTHER INCOME PRIMARILY REFLECTS A GAIN ON EXTINGUISHMENT OF DEBT OF $6.5 MILLION PARTIALLY OFFSET BY INCREASED NET INTEREST EXPENSE ASSOCIATED WITH OUR CONVERTIBLE NOTES AND FOREIGN EXCHANGE LOSSES.

INCOME TAXES. OUR EFFECTIVE INCOME TAX RATE DECLINED TO APPROXIMATELY 31.3% FOR THE YEAR ENDED JUNE 30, 2002, FROM APPROXIMATELY 57.4% FOR THE YEAR ENDED JUNE 30, 2001. THE LOWER TAX RATE IS A COROLLARY OF THE HIGH EFFECTIVE TAX RATE IN FISCAL 2001. THE HIGH EFFECTIVE TAX RATE FOR THE YEAR ENDED JUNE 30, 2001 WAS PRIMARILY DUE TO NON-DEDUCTIBLE EXPENSES OF $17.7 MILLION FOR AN IN-PROCESS RESEARCH AND DEVELOPMENT WRITE-DOWN AND $0.6 MILLION IN RESTRUCTURING CHARGES. TO A LESSER EXTENT, THE LOWER EFFECTIVE TAX RATE ALSO REFLECTS THE LOWERING OF THE CORPORATE INCOME TAX RATE IN AUSTRALIA FROM 34% TO 30% EFFECTIVE JULY 1, 2001. WE ALSO BENEFIT FROM A 125% TAX DEDUCTION ON RESEARCH AND DEVELOPMENT EXPENDITURES IN AUSTRALIA, WHICH FURTHER REDUCES THE EFFECTIVE TAX RATE ON AUSTRALIAN SOURCED INCOME.


LIQUIDITY  AND  CAPITAL  RESOURCES

AS OF JUNE 30, 2003 AND JUNE 30, 2002, WE HAD CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES AVAILABLE-FOR-SALE OF APPROXIMATELY $121.0 MILLION AND $92.8 MILLION, RESPECTIVELY. WORKING CAPITAL APPROXIMATED $191.3 MILLION AND
$142.8  MILLION  AT  JUNE  30,  2003  AND  JUNE  30,  2002  RESPECTIVELY.

INVENTORIES AT JUNE 30, 2003 INCREASED BY $8.2 MILLION OR 20% TO $49.4 MILLION COMPARED TO JUNE 30, 2002 INVENTORIES OF $41.2 MILLION. THE PERCENTAGE INCREASE IN INVENTORIES WAS LESS THAN THE 34% INCREMENTAL INCREASE IN REVENUES IN THE YEAR ENDED JUNE 30, 2003 COMPARED TO THE YEAR ENDED JUNE 30, 2002. THE IMPROVEMENT REFLECTS BETTER INVENTORY MANAGEMENT PRACTICES AND VERY STRONG FOURTH QUARTER SALES. ACCOUNTS RECEIVABLE AT JUNE 30, 2003 WERE $56.7 MILLION, AN INCREASE OF $10.5 MILLION OR 23% OVER THE JUNE 30, 2002 ACCOUNTS RECEIVABLE BALANCE OF $46.2 MILLION. THIS INCREASE WAS LOWER THAN THE 34% INCREMENTAL INCREASE IN REVENUES FOR THE YEAR ENDED JUNE 30, 2003 COMPARED TO THE YEAR ENDED JUNE 30, 2002, REFLECTING IMPROVED COLLECTIONS. ACCOUNTS RECEIVABLE DAYS OUTSTANDING IMPROVED TO 62 DAYS FOR THE QUARTER ENDED JUNE 30, 2003, COMPARED TO 72 DAYS FOR THE QUARTER ENDED JUNE 30, 2002. THE IMPROVEMENT REFLECTED, IN PART, SARS-RELATED SALES TO CHINA OF $5.0 MILLION IN THE QUARTER ENDED JUNE 30, 2003, WHICH WERE COLLECTED PRIOR TO JUNE 30, 2003.

DURING THE YEAR ENDED JUNE 30, 2003, WE GENERATED CASH OF $59.3 MILLION FROM OPERATIONS, PRIMARILY AS A RESULT OF INCREASED PROFIT AND IMPROVED WORKING CAPITAL MANAGEMENT, PARTICULARLY IN RESPECT OF INVENTORIES AND ACCOUNTS PAYABLE. DURING THE YEAR ENDED JUNE 30, 2002 APPROXIMATELY $35.6 MILLION OF CASH WAS GENERATED BY OPERATIONS.

CAPITAL EXPENDITURES FOR THE YEARS ENDED JUNE 30, 2003 AND 2002 AGGREGATED $25.6 MILLION AND $28.2 MILLION RESPECTIVELY. THE MAJORITY OF THE EXPENDITURES FOR THE YEAR ENDED JUNE 30, 2003 RELATED TO THE CONSTRUCTION OF OUR NEW MANUFACTURING FACILITY, ACQUISITION OF COMPUTER HARDWARE AND SOFTWARE INCLUDING A DISASTER RECOVERY SYSTEM, AND PURCHASE OF PRODUCTION TOOLING AND EQUIPMENT. THE CAPITAL EXPENDITURES IN THE YEAR ENDED JUNE 30, 2002 PRIMARILY REFLECTED THE PURCHASE OF LAND IN SYDNEY DESCRIBED BELOW AND A COMPUTER SYSTEM UPGRADE. AS A RESULT OF THESE CAPITAL EXPENDITURES, OUR BALANCE SHEET REFLECTS NET PROPERTY, PLANT AND EQUIPMENT OF APPROXIMATELY $104.7 MILLION AT JUNE 30, 2003 COMPARED TO $79.3 MILLION AT JUNE 30, 2002.

DURING THE YEAR ENDED JUNE 30, 2003 WE REPURCHASED $10.0 MILLION FACE VALUE OF OUR OUTSTANDING CONVERTIBLE SUBORDINATED NOTES. THE TOTAL PURCHASE PRICE OF THE NOTES WAS $9.4 MILLION, INCLUDING $0.2 MILLION IN ACCRUED INTEREST. WE RECOGNIZED A GAIN OF $0.3 MILLION, NET OF TAX OF $0.2 MILLION, ON THESE
TRANSACTIONS. AT JUNE 30, 2003, WE HAD CONVERTIBLE SUBORDINATED NOTES OUTSTANDING OF $113.2 MILLION.

DURING THE YEAR ENDED JUNE 30, 2002, WE REPURCHASED $56.8 MILLION FACE VALUE OF OUR CONVERTIBLE SUBORDINATED NOTES. THE TOTAL PURCHASE PRICE OF THE NOTES WAS $49.1 MILLION, INCLUDING $0.6 MILLION IN ACCRUED INTEREST. WE RECOGNIZED A GAIN OF $4.0 MILLION, NET OF TAX OF $2.5 MILLION, ON THESE TRANSACTIONS.

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

ON APRIL 26, 2002, WE SETTLED OUR PURCHASE OF A 30-ACRE SITE AT NORWEST BUSINESS PARK, LOCATED NORTHWEST OF SYDNEY, AUSTRALIA. THE ACQUISITION COST WAS $23.6 MILLION, INCLUDING DEFERRED PAYMENTS OF $5.7 MILLION PAID IN OCTOBER 2002 AND $5.7 MILLION PAID IN APRIL 2003. WE EXPECT THE FIRST BUILDING, A MANUFACTURING FACILITY, TO BE OPERATIONAL ON THIS SITE IN THE FIRST HALF OF CALENDAR 2004. NEW RESEARCH AND DEVELOPMENT AND OFFICE FACILITIES ARE EXPECTED TO BE COMPLETED IN 2005.
WE  ESTIMATE  THAT  THE  BUILDING  COSTS  WILL  BE  APPROXIMATELY $40.0 MILLION.

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

ON MAY 14, 2002 WE ACQUIRED ALL OF THE COMMON STOCK OF SERVO MAGNETICS INCORPORATED ("SMI") FOR TOTAL CONSIDERATION, INCLUDING ACQUISITION COSTS, OF $32.6 MILLION. CONSIDERATION INCLUDED THE ISSUE OF 853,448 SHARES FOR FAIR VALUE OF $24.8 MILLION, WITH THE BALANCE OF THE ACQUISITION COST PAID IN CASH. SUBSEQUENT TO THE ACQUISITION, WE REPAID ALL SMI'S EXISTING BANK LOANS TOTALING $3.0 MILLION. THE ACQUISITION HAS BEEN ACCOUNTED FOR AS A PURCHASE AND ACCORDINGLY, THE RESULTS OF OPERATIONS OF SMI HAVE BEEN INCLUDED IN OUR CONSOLIDATED FINANCIAL STATEMENTS FROM MAY 14, 2002. THE EXCESS OF THE PURCHASE PRICE OVER THE FAIR VALUE OF THE NET IDENTIFIABLE ASSETS ACQUIRED OF $1.9 MILLION HAS BEEN RECORDED AS GOODWILL.

ON JUNE 6, 2002, THE BOARD OF DIRECTORS AUTHORIZED US TO REPURCHASE UP TO 4.0 MILLION SHARES OF OUR OUTSTANDING COMMON STOCK. FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, WE REPURCHASED 125,000 AND 290,000 SHARES AT A COST OF $3.5 MILLION AND $7.9 MILLION RESPECTIVELY. WE MAY CONTINUE TO REPURCHASE SHARES OF OUR COMMON STOCK FOR CASH IN THE OPEN MARKET, OR IN NEGOTIATED OR BLOCK TRANSACTIONS, FROM TIME TO TIME AS MARKET AND BUSINESS CONDITIONS WARRANT.

DETAILS  OF  CONTRACTUAL  OBLIGATIONS  AT  JUNE  30,  2003  ARE  AS  FOLLOWS:

---------------------------------------------------------------------------------------------------------------
                                                                      Payments Due by Period
---------------------------------------------------------------------------------------------------------------
In $000's                                   Total      Less than 1 year   1-3 years  4-5 years  After 5 years
Long-Term Debt . . . . . . . . . . . .  $  113,250           -            113,250          -      -
Operating Leases . . . . . . . . . . .      14,440       5,134              6,388      2,196    722
Capital Leases . . . . . . . . . . . .           -           -                  -          -      -
Unconditional Purchase Obligations (1)      29,967      29,967                  -          -      -
---------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations . .     157,657     $35,101            119,638      2,196    722
---------------------------------------------------------------------------------------------------------------

(1) The figure includes unconditional purchase obligations of $30.0 million relating to the construction of our manufacturing and warehouse facility at Norwest in Sydney, Australia.

Details  of  other  commercial  commitments  at  June  30,  2003 are as follows:

----------------------------------------------------------------------------------------------------------------
In $000's                       Total Amounts              Amount of Commitment Expiration Per Period
                                Committed        Less than 1 year      1-3 years       4-5 years  Over 5 years
----------------------------------------------------------------------------------------------------------------
Lines of Credit. . . . . . . .  $  118           118                   -               -          -
Standby Letters of Credit. . .       -           -                     -               -          -
Guarantees*. . . . . . . . . .   2,378           -                     793             -          1,585
Standby Repurchase Obligations       -           -                     -               -          -
Other Commercial Commitments .       -           -                     -               -          -
----------------------------------------------------------------------------------------------------------------
Total Commercial Commitments .  $2,496           118                   793             -          1,585
----------------------------------------------------------------------------------------------------------------

*THE ABOVE GUARANTEES RELATE TO GUARANTEES REQUIRED BY STATUTORY AUTHORITIES AS A PRE-REQUISITE TO DEVELOPING OUR SITE AT NORWEST AND REQUIREMENTS UNDER CONTRACTUAL OBLIGATIONS WITH INSURANCE COMPANIES TRANSACTING WITH OUR GERMAN SUBSIDIARIES.

THE RESULTS OF OUR INTERNATIONAL OPERATIONS ARE AFFECTED BY CHANGES IN EXCHANGE RATES BETWEEN CURRENCIES. CHANGES IN EXCHANGE RATES MAY NEGATIVELY AFFECT OUR CONSOLIDATED NET REVENUE AND GROSS PROFIT MARGINS FROM INTERNATIONAL OPERATIONS. WE ARE EXPOSED TO THE RISK THAT THE DOLLAR VALUE EQUIVALENT OF ANTICIPATED CASH FLOWS WOULD BE ADVERSELY AFFECTED BY CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. WE MANAGE THIS RISK THROUGH FOREIGN CURRENCY OPTION CONTRACTS.

WE EXPECT TO SATISFY ALL OF OUR SHORT TERM AND LONG-TERM LIQUIDITY REQUIREMENTS THROUGH A COMBINATION OF CASH ON HAND, CASH GENERATED FROM OPERATIONS AND A $15.0 MILLION UNDRAWN REVOLVING LINE OF CREDIT WITH UNION BANK OF CALIFORNIA.


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

WE  BELIEVE  THAT  THE  FOLLOWING  CRITICAL  ACCOUNTING POLICIES AFFECT THE MORE
SIGNIFICANT  JUDGMENTS  AND  ESTIMATES  USED IN THE PREPARATION OF OUR FINANCIAL
STATEMENTS:

(1) ALLOWANCE FOR DOUBTFUL ACCOUNTS. WE MAINTAIN AN ALLOWANCE FOR DOUBTFUL ACCOUNTS FOR ESTIMATED LOSSES RESULTING FROM THE INABILITY OF OUR CUSTOMERS TO MAKE REQUIRED PAYMENTS, WHICH RESULTS IN BAD DEBT EXPENSE. WE DETERMINE THE ADEQUACY OF THIS ALLOWANCE BY CONTINUALLY EVALUATING INDIVIDUAL CUSTOMER RECEIVABLES, CONSIDERING A CUSTOMER'S FINANCIAL CONDITION, CREDIT HISTORY AND CURRENT ECONOMIC CONDITIONS. IF THE FINANCIAL CONDITION OF OUR CUSTOMERS WERE TO DETERIORATE, RESULTING IN AN IMPAIRMENT OF THEIR ABILITY TO MAKE PAYMENTS, ADDITIONAL ALLOWANCES MAY BE REQUIRED.

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

(5)  PROVISION  FOR  WARRANTY.   WE  PROVIDE  FOR  THE ESTIMATED COST OF PRODUCT
WARRANTIES AT THE TIME THE RELATED REVENUE IS RECOGNIZED. THE AMOUNT OF THIS PROVISION IS DETERMINED BY USING A FINANCIAL MODEL, WHICH TAKES INTO CONSIDERATION ACTUAL, HISTORICAL EXPENSES AND POTENTIAL RISKS ASSOCIATED WITH OUR DIFFERENT PRODUCTS. THIS FINANCIAL MODEL IS THEN USED TO CALCULATE THE FUTURE PROBABLE EXPENSES RELATED TO WARRANTY AND THE REQUIRED LEVEL OF THE WARRANTY PROVISION. ALTHOUGH WE ENGAGE IN PRODUCT IMPROVEMENT PROGRAMS AND PROCESSES, OUR WARRANTY OBLIGATION IS AFFECTED BY PRODUCT FAILURE RATES AND COSTS INCURRED TO CORRECT THOSE PRODUCT FAILURES. SHOULD ACTUAL PRODUCT FAILURE RATES OR ESTIMATED COSTS TO REPAIR THOSE PRODUCT FAILURES DIFFER FROM OUR ESTIMATES, REVISIONS TO OUR ESTIMATED WARRANTY PROVISION WOULD BE REQUIRED.

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

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

IN MAY 2003, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARD ("SFAS") 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 REQUIRES THAT CERTAIN FINANCIAL INSTRUMENTS, WHICH UNDER PREVIOUS GUIDANCE WERE ACCOUNTED FOR AS EQUITY, MUST NOW BE ACCOUNTED FOR AS LIABILITIES. THE FINANCIAL INSTRUMENTS AFFECTED INCLUDE MANDATORY REDEEMABLE STOCK, CERTAIN FINANCIAL INSTRUMENTS THAT REQUIRE OR MAY REQUIRE THE ISSUER TO BUY BACK SOME OF ITS SHARES IN EXCHANGE FOR CASH OR OTHER ASSETS AND CERTAIN OBLIGATIONS THAT CAN BE SETTLED WITH SHARES OF STOCK. SFAS 150 IS EFFECTIVE FOR ALL FINANCIAL INSTRUMENTS ENTERED INTO OR MODIFIED AFTER MAY 31, 2003, AND OTHERWISE IS EFFECTIVE AT THE BEGINNING OF THE FIRST INTERIM PERIOD BEGINNING AFTER JUNE 15, 2003. THE COMPANY INTENDS TO ADOPT SFAS NO. 150 EFFECTIVE JULY 1, 2003 AND DOES NOT BELIEVE THAT THE ADOPTION WILL HAVE A MATERIAL IMPACT ON ITS CONSOLIDATED FINANCIAL POSITION OR RESULTS OF OPERATION.

IN APRIL 2003, THE FASB ISSUED SFAS 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, WHICH AMENDS AND CLARIFIES FINANCIAL ACCOUNTING AND REPORTING FOR DERIVATIVE INSTRUMENTS, INCLUDING CERTAIN DERIVATIVE INSTRUMENTS EMBEDDED IN OTHER CONTRACTS AND FOR HEDGING ACTIVITIES UNDER SFAS 133. SFAS 149 IS EFFECTIVE FOR CONTRACTS ENTERED INTO OR MODIFIED
AFTER JUNE 30, 2003. THE COMPANY IS CURRENTLY EVALUATING THE IMPACT OF THIS STATEMENT.


ITEM  7A  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET AND BUSINESS
RISKS

FOREIGN  CURRENCY  MARKET  RISK

OUR FUNCTIONAL CURRENCY IS THE U.S. DOLLAR, ALTHOUGH WE TRANSACT BUSINESS IN VARIOUS FOREIGN CURRENCIES, INCLUDING A NUMBER OF MAJOR EUROPEAN CURRENCIES AS WELL AS THE AUSTRALIAN DOLLAR. WE HAVE SIGNIFICANT FOREIGN CURRENCY EXPOSURE THROUGH BOTH OUR AUSTRALIAN MANUFACTURING ACTIVITIES AND INTERNATIONAL SALES OPERATIONS.

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

THE TABLE BELOW PROVIDES INFORMATION (IN US DOLLARS) ON OUR FOREIGN-CURRENCY-DENOMINATED FINANCIAL ASSETS BY LEGAL ENTITY FUNCTIONAL CURRENCY AS OF JUNE 30, 2003 (IN THOUSANDS):


----------------------------------------------------------------------------------------------------------
                                             Foreign Currency Financial Assets
----------------------------------------------------------------------------------------------------------
            Australian      US dollar   Euro      Great      Singapore   NZ dollar   Swedish   Swiss Franc
            dollar (AUD)    (USD)                 Britain    dollar                  Krona
                                                  Pound
----------------------------------------------------------------------------------------------------------
AUD
Functional
Currency
Entities:
Assets . .  $-              29,609      9,849       1,782     1,547       961       648         128
Liability.  $-              (6,620)       (69)    (5,173)      (926)       (5)      (20)          -
Net Total.  $-              22,989      9,780     (3,391)       621       956       628         128

USD
Functional
Currency
Entities:
Assets . .  $23,711         -           -         -           -           -         -           -
Liability.  $-              -           -         -           -           -         -           -
Net Total.  $23,711         -           -         -           -           -         -           -

Euro :
Functional
Currency
Entities:
Assets . .  $ 9,726             69      -         -           -           -         -         1,251
Liability.  $-                (227)     -         -           -           -         -           -
----------------------------------------------------------------------------------------------------------
Net Total.  $ 9,726           (158)     -         -           -           -         -         1,251
----------------------------------------------------------------------------------------------------------

THE TABLE BELOW PROVIDES INFORMATION ABOUT OUR FOREIGN CURRENCY DERIVATIVE FINANCIAL INSTRUMENTS AND PRESENTS THE INFORMATION IN U.S. DOLLAR EQUIVALENTS. THE TABLE SUMMARIZES INFORMATION ON INSTRUMENTS AND TRANSACTIONS THAT ARE SENSITIVE TO FOREIGN CURRENCY EXCHANGE RATES, INCLUDING FOREIGN CURRENCY CALL OPTIONS HELD AT JUNE 30, 2003. THE TABLE PRESENTS THE NOTIONAL AMOUNTS AND WEIGHTED AVERAGE EXCHANGE RATES BY CONTRACTUAL MATURITY DATES FOR OUR FOREIGN CURRENCY DERIVATIVE FINANCIAL INSTRUMENTS. THESE NOTIONAL AMOUNTS GENERALLY ARE USED TO CALCULATE PAYMENTS TO BE EXCHANGED UNDER THE OPTIONS CONTRACTS.

-------------------------------------------------------------------------------------------------------------------
                                                                                                Fair Value Assets/
                                                                                                   (Liabilities)
-------------------------------------------------------------------------------------------------------------------
(In thousands except exchange rates)      FY 2004              FY 2005        Total                As of June 30
                                                                                                   2003    2002
-------------------------------------------------------------------------------------------------------------------
Foreign Exchange Call Options
(Receive AUD$/Pay U.S.$)
Option amount. . . . . . . . . . .   $66,000              $24,000             $90,000              $2,026  $2,341
Average contractual exchange rate.  AUD $1 = USD 0.662    AUD $1=USD 0.647    AUD $1 = USD 0.658

(Receive AUD$/Pay Euro)
Option amount. . . . . . . . . . .   $20,538              $13,928             $34,466              $552    $423
Average contractual exchange rate.   AUD $1 = Euro 0.590  AUD $1 = Euro 0.580 AUD $1 = Euro 0.586
-------------------------------------------------------------------------------------------------------------------


INTEREST  RATE  RISK

WE ARE EXPOSED TO RISK ASSOCIATED WITH CHANGES IN INTEREST RATES AFFECTING THE RETURN ON OUR INVESTMENTS.

AT JUNE 30, 2003, WE MAINTAINED A PORTION OF OUR CASH AND CASH EQUIVALENTS IN FINANCIAL INSTRUMENTS WITH ORIGINAL MATURITIES OF THREE MONTHS OR LESS. WE MAINTAIN A SHORT-TERM INVESTMENT PORTFOLIO CONTAINING FINANCIAL INSTRUMENTS IN WHICH THE MAJORITY HAVE ORIGINAL MATURITIES OF GREATER THAN THREE MONTHS BUT LESS THAN TWELVE MONTHS. THESE FINANCIAL INSTRUMENTS, PRINCIPALLY COMPRISED OF CORPORATE OBLIGATIONS, ARE SUBJECT TO INTEREST RATE RISK AND WILL DECLINE IN VALUE IF INTEREST RATES INCREASE.

A HYPOTHETICAL 100 BASIS POINT CHANGE IN INTEREST RATES DURING THE TWELVE MONTHS ENDED JUNE 30, 2003, WOULD HAVE RESULTED IN APPROXIMATELY $0.8 MILLION CHANGE IN PRETAX INCOME. IN ADDITION, THE VALUE OF OUR MARKETABLE SECURITIES WOULD CHANGE BY APPROXIMATELY $0.7 MILLION FOLLOWING A HYPOTHETICAL 100 BASIS POINT CHANGE IN INTEREST RATES. WE DO NOT USE DERIVATIVE FINANCIAL INSTRUMENTS IN OUR INVESTMENT PORTFOLIO.


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

WE HAVE LIMITED RESOURCES TO MARKET TO THE MORE THAN 2,500 U.S. SLEEP CLINICS AND THE MORE THAN 4,000 HOME HEALTH CARE DEALER BRANCH LOCATIONS, MOST OF WHICH USE, SELL OR RECOMMEND SEVERAL BRANDS OF PRODUCTS. IN ADDITION, HOME HEALTH CARE DEALERS HAVE EXPERIENCED PRICE PRESSURES AS GOVERNMENT AND THIRD-PARTY REIMBURSEMENT HAVE DECLINED FOR HOME CARE PRODUCTS, AND HOME HEALTH CARE DEALERS ARE REQUIRING PRICE DISCOUNTS AND LONGER PERIODS OF TIME TO PAY FOR PRODUCTS PURCHASED FROM US. WE CANNOT ASSURE YOU THAT SLEEP CLINIC PHYSICIANS WILL CONTINUE TO PRESCRIBE OUR PRODUCTS, OR THAT HOME HEALTH CARE DEALERS OR PATIENTS WILL NOT SUBSTITUTE COMPETING PRODUCTS WHEN A PRESCRIPTION SPECIFYING OUR PRODUCTS HAS BEEN WRITTEN.

WE HAVE EXPANDED OUR MARKETING ACTIVITIES TO TARGET THE POPULATION WITH A PREDISPOSITION TO SLEEP- DISORDERED BREATHING AS WELL AS PRIMARY CARE PHYSICIANS AND VARIOUS MEDICAL SPECIALISTS. WE CANNOT ASSURE YOU THAT THESE MARKETING EFFORTS WILL BE SUCCESSFUL IN INCREASING AWARENESS OF OUR PRODUCTS.

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

WE MANUFACTURE SUBSTANTIALLY ALL OF OUR PRODUCTS OUTSIDE THE U.S. AND SELL A SIGNIFICANT PORTION OF OUR PRODUCTS IN NON-U.S. MARKETS, SUBJECTING US TO VARIOUS RISKS RELATING TO INTERNATIONAL ACTIVITIES THAT COULD ADVERSELY AFFECT OUR OVERALL PROFITABILITY. SALES OUTSIDE NORTH AND LATIN AMERICA ACCOUNTED FOR APPROXIMATELY 52%, 51%, AND 48% OF OUR NET REVENUES IN FISCAL YEARS 2003, 2002 AND 2001, RESPECTIVELY. WE EXPECT THAT SALES WITHIN THESE AREAS WILL ACCOUNT FOR APPROXIMATELY 50% OF OUR NET REVENUES IN THE FORESEEABLE FUTURE. OUR SALES OUTSIDE OF NORTH AMERICA AND OUR OPERATIONS IN EUROPE, AUSTRALIA AND ASIA ARE
SUBJECT TO SEVERAL DIFFICULTIES AND RISKS THAT ARE SEPARATE AND DISTINCT FROM THOSE WE FACE IN OUR DOMESTIC OPERATIONS, INCLUDING:

    -FLUCTUATIONS  IN  CURRENCY  EXCHANGE  RATES;
    -TARIFFS  AND  OTHER  TRADE  BARRIERS;
    -COMPLIANCE WITH FOREIGN MEDICAL DEVICE MANUFACTURING REGULATIONS; -REDUCTION IN THIRD PARTY PAYER REIMBURSEMENT FOR OUR PRODUCTS;
    -INABILITY  TO  OBTAIN  IMPORT  LICENSES;
    -CHANGES IN TRADE POLICIES AND IN DOMESTIC AND FOREIGN TAX POLICIES; -POSSIBLE CHANGES IN EXPORT OR IMPORT RESTRICTIONS; AND
    -THE  MODIFICATION  OR  INTRODUCTION  OF  OTHER  GOVERNMENTAL  POLICIES WITH
     POTENTIALLY  ADVERSE  EFFECTS.

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

GOVERNMENT AND PRIVATE INSURANCE PLANS MAY NOT REIMBURSE PATIENTS FOR OUR PRODUCTS, WHICH COULD RESULT IN REDUCTIONS IN SALES OR SELLING PRICES FOR OUR PRODUCTS. OUR ABILITY TO SELL OUR PRODUCTS DEPENDS IN LARGE PART ON THE EXTENT TO WHICH REIMBURSEMENT FOR THE COST OF OUR PRODUCTS WILL BE AVAILABLE FROM GOVERNMENT HEALTH ADMINISTRATION AUTHORITIES, PRIVATE HEALTH INSURERS AND OTHER ORGANIZATIONS. THESE THIRD PARTY PAYERS ARE INCREASINGLY CHALLENGING THE PRICES CHARGED FOR MEDICAL PRODUCTS AND SERVICES. THEREFORE, EVEN IF A PRODUCT IS APPROVED FOR MARKETING, WE CANNOT ASSURE YOU THAT REIMBURSEMENT WILL BE ALLOWED FOR THE PRODUCT OR THAT THE REIMBURSEMENT AMOUNT WILL BE ADEQUATE OR, IF ADEQUATE, WILL NOT SUBSEQUENTLY BE REDUCED. FOR EXAMPLE, IN SOME MARKETS, SUCH AS SPAIN, FRANCE AND GERMANY, GOVERNMENT REIMBURSEMENT IS CURRENTLY AVAILABLE FOR PURCHASE OR RENTAL OF OUR PRODUCTS BUT IS SUBJECT TO CONSTRAINTS SUCH AS PRICE CONTROLS OR UNIT SALES LIMITATIONS. IN OTHER MARKETS, SUCH AS AUSTRALIA AND THE UNITED KINGDOM, THERE IS CURRENTLY LIMITED OR NO REIMBURSEMENT FOR DEVICES THAT TREAT SLEEP-DISORDERED BREATHING CONDITIONS. ADDITIONALLY, FUTURE LEGISLATION OR REGULATION CONCERNING THE HEALTH CARE INDUSTRY OR THIRD PARTY OR GOVERNMENTAL COVERAGE AND REIMBURSEMENT, PARTICULARLY LEGISLATION OR REGULATION LIMITING CONSUMERS' REIMBURSEMENT RIGHTS, MAY HARM OUR BUSINESS.

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

DISRUPTIONS IN THE SUPPLY OF COMPONENTS FROM OUR SINGLE SOURCE SUPPLIERS COULD RESULT IN A SIGNIFICANT REDUCTION IN SALES AND PROFITABILITY. WE PURCHASE UNIQUELY CONFIGURED COMPONENTS FOR OUR DEVICES FROM VARIOUS SUPPLIERS, INCLUDING SOME IN WHICH WE USE SINGLE-SOURCE SUPPLIERS. WE CANNOT ASSURE YOU THAT A REPLACEMENT SUPPLIER WOULD BE ABLE TO CONFIGURE ITS COMPONENTS FOR OUR DEVICES ON A TIMELY BASIS OR, IN THE ALTERNATIVE, THAT WE WOULD BE ABLE TO RECONFIGURE OUR DEVICES TO INTEGRATE THE REPLACEMENT PART. A REDUCTION OR STOPPAGE IN SUPPLY WHILE A REPLACEMENT SUPPLIER RECONFIGURES ITS COMPONENTS, OR WHILE WE RECONFIGURE OUR DEVICES FOR THE REPLACEMENT PART, WOULD LIMIT OUR ABILITY TO MANUFACTURE OUR DEVICES, WHICH COULD RESULT IN A SIGNIFICANT REDUCTION IN SALES AND PROFITABILITY. WE CANNOT ASSURE YOU THAT OUR INVENTORIES WOULD BE ADEQUATE TO MEET OUR PRODUCTION NEEDS DURING ANY PROLONGED INTERRUPTION OF SUPPLY.

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

WE  FACE  THE  RISKS  THAT:

  -THIRD  PARTIES  WILL  INFRINGE  OUR  INTELLECTUAL  PROPERTY  RIGHTS;
  -OUR  NON-DISCLOSURE  AGREEMENTS  WILL  BE  BREACHED;
  -WE  WILL  NOT  HAVE  ADEQUATE  REMEDIES  FOR  INFRINGEMENT;
  -OUR  TRADE  SECRETS  WILL BECOME KNOWN TO OR INDEPENDENTLY DEVELOPED BY OUR
   COMPETITORS;  OR
  -THIRD  PARTIES  WILL  BE  ISSUED  PATENTS  THAT MAY PREVENT THE SALE OF OUR
   PRODUCTS OR REQUIRE US TO LICENSE AND PAY FEES OR ROYALTIES IN ORDER FOR US TO BE ABLE TO MARKET SOME OF OUR PRODUCTS.

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

WE ARE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS THAT MAY EXCEED THE SCOPE AND AMOUNT OF OUR INSURANCE COVERAGE, WHICH WOULD EXPOSE US TO LIABILITY FOR UNINSURED CLAIMS. WE ARE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS AS A RESULT OF THE DESIGN, MANUFACTURE AND MARKETING OF MEDICAL DEVICES. ANY PRODUCT LIABILITY CLAIM BROUGHT AGAINST US, WITH OR WITHOUT MERIT, COULD RESULT IN THE INCREASE OF OUR PRODUCT LIABILITY INSURANCE RATES. IN ADDITION, WE WOULD HAVE TO PAY ANY AMOUNT AWARDED BY A COURT IN EXCESS OF OUR POLICY LIMITS. OUR INSURANCE POLICIES HAVE VARIOUS EXCLUSIONS, AND THUS WE MAY BE SUBJECT TO A PRODUCT LIABILITY CLAIM FOR WHICH WE HAVE NO INSURANCE COVERAGE, IN WHICH CASE, WE MAY HAVE TO PAY THE ENTIRE AMOUNT OF ANY AWARD. WE CANNOT ASSURE YOU THAT OUR INSURANCE COVERAGE WILL BE ADEQUATE OR THAT ALL CLAIMS BROUGHT AGAINST US WILL BE COVERED BY OUR INSURANCE. INSURANCE VARIES IN COST AND CAN BE DIFFICULT TO OBTAIN, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN INSURANCE IN THE FUTURE ON TERMS ACCEPTABLE TO US OR AT ALL. A SUCCESSFUL PRODUCT LIABILITY CLAIM BROUGHT AGAINST US IN EXCESS OF OUR INSURANCE COVERAGE, IF ANY, MAY REQUIRE US TO PAY SUBSTANTIAL AMOUNTS, WHICH COULD HARM OUR BUSINESS. OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATION FOR A VARIETY OF REASONS. OUR OPERATING RESULTS HAVE, FROM TIME TO TIME, FLUCTUATED ON A QUARTERLY BASIS AND MAY BE SUBJECT TO SIMILAR FLUCTUATIONS IN THE FUTURE. THESE FLUCTUATIONS MAY RESULT FROM A NUMBER OF FACTORS, INCLUDING:

     -THE  INTRODUCTION  OF  NEW  PRODUCTS  BY  US  OR  OUR  COMPETITORS;
     -THE  GEOGRAPHIC  MIX  OF  PRODUCT  SALES;
     -THE  SUCCESS  OF  OUR  MARKETING  EFFORTS  IN  NEW  REGIONS;
     -CHANGES  IN  THIRD  PARTY  REIMBURSEMENT;
     -TIMING  OF  REGULATORY  CLEARANCES  AND  APPROVALS;
     -TIMING  OF  ORDERS  BY  DISTRIBUTORS;
     -EXPENDITURES  INCURRED  FOR  RESEARCH  AND  DEVELOPMENT;
     -COMPETITIVE  PRICING  IN  DIFFERENT  REGIONS;
     -SEASONALITY;
     -THE  COST  AND  EFFECT  OF  PROMOTIONAL  AND  MARKETING  PROGRAMS;
     -THE EFFECT OF FOREIGN CURRENCY TRANSACTION GAINS OR LOSSES; AND -OTHER ACTIVITIES OF OUR COMPETITORS.

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

YOU MAY NOT BE ABLE TO ENFORCE THE JUDGMENTS OF U.S. COURTS AGAINST SOME OF OUR ASSETS OR OFFICERS AND DIRECTORS. A SUBSTANTIAL PORTION OF OUR ASSETS ARE LOCATED OUTSIDE THE UNITED STATES. ADDITIONALLY, TWO OF OUR SEVEN DIRECTORS AND THREE OF OUR SEVEN OFFICERS RESIDE OUTSIDE THE UNITED STATES, ALONG WITH ALL OR A SUBSTANTIAL PORTION OF THE ASSETS OF THESE PERSONS. AS A RESULT, IT MAY NOT BE POSSIBLE FOR INVESTORS TO ENFORCE JUDGMENTS OF U.S. COURTS RELATING TO ANY LIABILITIES UNDER U.S. SECURITIES LAWS AGAINST OUR ASSETS, THOSE PERSONS OR THEIR ASSETS. IN ADDITION, WE HAVE BEEN ADVISED BY OUR AUSTRALIAN COUNSEL THAT SOME DOUBT EXISTS AS TO THE ABILITY OF INVESTORS TO PURSUE CLAIMS BASED ON U.S. SECURITIES LAWS AGAINST THESE ASSETS OR THESE PERSONS IN AUSTRALIAN COURTS.


ITEM  8     CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


a)     Index  to  Consolidated  Financial  Statements


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F1
Consolidated Balance Sheets as of June 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . .  F2
Consolidated Statements of Income for the years ended June 30, 2003, 2002 and 2001 . . . . . . .  F3
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2003, 2002 and 2001  F4
Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001 . . . . .  F5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .  F6
Schedule II - Valuation and Qualifying Accounts and Reserves . . . . . . . . . . . . . . . . . .  47


B)     SUPPLEMENTARY  DATA

QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - THE QUARTERLY RESULTS FOR THE YEARS ENDED JUNE 30, 2003 AND 2002 ARE SUMMARIZED BELOW (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

--------------------------------------------------------------------------------------
                 2003                     First    Second   Third    Fourth   Fiscal
                                          Quarter  Quarter  Quarter  Year     Year
--------------------------------------------------------------------------------------
      Net revenues                        $58,586  $65,293  $68,996  $80,695  $273,570
      Gross profit                         37,697   41,839   43,187   50,364   173,087
      Net income                            9,571   10,384   12,250   13,524    45,729

      Basic earnings per share            $  0.29  $  0.31  $  0.37  $  0.41  $   1.38
      Diluted earnings per share          $  0.28  $  0.30  $  0.35  $  0.39  $   1.33

--------------------------------------------------------------------------------------
                 2002                     First    Second   Third    Fourth   Fiscal
             . . . . . . . . . . . . . .  Quarter  Quarter  Quarter  Year     Year
--------------------------------------------------------------------------------------
      Net revenues                        $46,129  $48,924  $52,776  $56,247  $204,076
      Gross profit                         30,833   31,837   33,771   36,808   133,249
      Net income (loss)                     8,538    8,779   10,379    9,810    37,506

      Basic earnings (loss) per share     $  0.27  $  0.27  $  0.32  $  0.30  $   1.17
      Diluted earnings (loss) per share   $  0.25  $  0.26  $  0.31  $  0.29  $   1.10
--------------------------------------------------------------------------------------

NB. PER SHARE AMOUNTS FOR EACH QUARTER ARE COMPUTED INDEPENDENTLY, AND, DUE TO THE COMPUTATION FORMULA, THE SUM OF THE FOUR QUARTERS MAY NOT EQUAL THE YEAR.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            NONE.


ITEM  9A  CONTROLS  AND  PROCEDURES

WE MAINTAIN DISCLOSURE CONTROLS AND PROCEDURES THAT ARE DESIGNED TO ENSURE THAT INFORMATION REQUIRED TO BE DISCLOSED IN OUR EXCHANGE ACT REPORTS IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITHIN THE TIME PERIODS SPECIFIED IN THE SECURITIES AND EXCHANGE COMMISSION'S RULES AND FORMS AND THAT SUCH INFORMATION IS ACCUMULATED AND COMMUNICATED TO OUR MANAGEMENT, INCLUDING OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER, AS APPROPRIATE, TO ALLOW FOR TIMELY
DECISIONS REGARDING REQUIRED DISCLOSURE. IN DESIGNING AND EVALUATING THE DISCLOSURE CONTROLS AND PROCEDURES, MANAGEMENT RECOGNIZES THAT ANY CONTROLS AND PROCEDURES, NO MATTER HOW WELL DESIGNED AND OPERATED, CAN PROVIDE ONLY REASONABLE ASSURANCE OF ACHIEVING THE DESIRED CONTROL OBJECTIVES, AND MANAGEMENT IS REQUIRED TO APPLY ITS JUDGMENT IN EVALUATING THE COST-BENEFIT RELATIONSHIP OF POSSIBLE CONTROLS AND PROCEDURES.

AS REQUIRED BY SEC RULE 13A-15(B), WE CARRIED OUT AN EVALUATION, UNDER THE SUPERVISION AND WITH THE PARTICIPATION OF OUR MANAGEMENT, INCLUDING OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER, OF THE EFFECTIVENESS OF THE DESIGN AND OPERATION OF OUR DISCLOSURE CONTROLS AND PROCEDURES AS OF JUNE 30, 2003. BASED ON THE FOREGOING, OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER CONCLUDED THAT OUR DISCLOSURE CONTROLS AND PROCEDURES WERE EFFECTIVE AT THE REASONABLE ASSURANCE LEVEL.

THERE HAS BEEN NO CHANGE IN OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING DURING OUR MOST RECENT FISCAL QUARTER THAT HAS MATERIALLY AFFECTED, OR IS REASONABLY LIKELY TO MATERIALLY AFFECT, OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING.

--------------------------------------------------------------------------------
                                    PART  III
--------------------------------------------------------------------------------

ITEM  10     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

INCORPORATED BY REFERENCE TO OUR DEFINITIVE PROXY STATEMENT FOR OUR NOVEMBER 13, 2003, MEETING OF STOCKHOLDERS, WHICH WILL BE FILED WITH THE SECURITIES AND
EXCHANGE  COMMISSION  WITHIN  120  DAYS  AFTER  JUNE  30,  2003.


ITEM  11     EXECUTIVE  COMPENSATION

INCORPORATED BY REFERENCE TO OUR DEFINITIVE PROXY STATEMENT FOR OUR NOVEMBER 13, 2003, MEETING OF STOCKHOLDERS, WHICH WILL BE FILED WITH THE SECURITIES AND
EXCHANGE  COMMISSION  WITHIN  120  DAYS  AFTER  JUNE  30,  2003.


ITEM  12       SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

INCORPORATED BY REFERENCE TO OUR DEFINITIVE PROXY STATEMENT FOR OUR NOVEMBER 13, 2003, MEETING OF STOCKHOLDERS, WHICH WILL BE FILED WITH THE SECURITIES AND
EXCHANGE  COMMISSION  WITHIN  120  DAYS  AFTER  JUNE  30,  2003.


ITEM  13       CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

NO  MATERIAL  TRANSACTIONS.


ITEM  14       PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

INCORPORATED BY REFERENCE TO OUR DEFINITIVE PROXY STATEMENT FOR OUR NOVEMBER 13, 2003, MEETING OF STOCKHOLDERS, WHICH WILL BE FILED WITH THE SECURITIES AND
EXCHANGE  COMMISSION  WITHIN  120  DAYS  AFTER  JUNE  30,  2003.

                                     PART  IV

ITEM 15 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K

A.     THE  FOLLOWING  DOCUMENTS  ARE  FILED  AS  PART  OF  THIS  REPORT:

1.     CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SCHEDULE
       THE CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE OF THE COMPANY AND ITS CONSOLIDATED SUBSIDIARIES ARE SET FORTH IN THE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" UNDER ITEM 8 OF THIS REPORT.

2.     EXHIBITS
2.1 SALE AND ASSIGNMENT AGREEMENT, DATED AS OF FEBRUARY 16, 2001 BETWEEN RESMED INC, RESMED BETEILIGUNGS GMBH AND THE SHAREHOLDERS OF MAP MEDIZIN-TECHNOLOGIE GMBH (1)

2.2 AGREEMENT AND PLAN OF MERGER DATED AS OF MAY 14, 2002 AMONG RESMED INC., SERVO MAGNETICS ACQUISITION INC., SERVO MAGNETICS INCORPORATED AND MR LESLIE HOFFMAN (7)
3.1    CERTIFICATE  OF  INCORPORATION  OF  REGISTRANT,  AS  AMENDED  (2)
3.2    BY-LAWS  OF  REGISTRANT  (2)
4.1    FORM  OF  CERTIFICATE  EVIDENCING  SHARES  OF  COMMON  STOCK  (2)
4.2    RIGHTS  AGREEMENT  DATED  AS  OF  APRIL  23,  1997  (3)
4.3 INDENTURE DATED AS OF JUNE 20, 2001, BETWEEN RESMED INC AND AMERICAN STOCK TRANSFER & TRUST COMPANY (6)
4.4 REGISTRATION RIGHTS AGREEMENT DATED AS OF JUNE 20, 2001, BY AND BETWEEN RESMED INC., MERRILL LYNCH & CO., MERRILL LYNCH, PIERCE, FENNER & SMITH INCORPORATED, DEUTSCHE BANC ALEX BROWN INC., WILLIAM BLAIR & COMPANY, L.L.C., MACQUARIE BANK LIMITED AND UBS WARBURG LLC (6)
4.5 REGISTRATION RIGHTS AGREEMENT DATED AS OF MAY 14, 2002 BETWEEN RESMED INC., AND MR LESLIE HOFFMAN (7)
10.1   1995  STOCK  OPTION  PLAN  (2)
10.2   1997  EQUITY  PARTICIPATION  PLAN  (4)
10.3 LICENSING AGREEMENT BETWEEN THE UNIVERSITY OF SYDNEY AND RESMED LIMITED DATED MAY 17, 1991, AS AMENDED (2)
10.4 CONSULTING AGREEMENT BETWEEN COLIN SULLIVAN AND RESMED LIMITED EFFECTIVE FROM 1 JANUARY 1998 (5)
10.5 LOAN AGREEMENT BETWEEN THE AUSTRALIAN TRADE COMMISSION AND RESMED LIMITED DATED MAY 3, 1994 (2)
10.6   LEASE  FOR  10121 CARROLL CANYON ROAD, SAN DIEGO CA 92131-1109, USA (5)
10.7   SALE AND LEASEBACK AGREEMENTS FOR 97 WATERLOO RD, NORTH RYDE, AUSTRALIA
(6)
10.8 EMPLOYMENT AGREEMENT DATED AS OF MAY 14, 2002, BETWEEN SERVO MAGNETICS ACQUISITION INC., AND MR LESLIE HOFFMAN (7)
10.9 AGREEMENT FOR THE PURCHASE OF LOT 6001, NORWEST BOULEVARDE, NORWEST BUSINESS PARK, BAULKHAM HILLS, AUSTRALIA (7)
11.1   COMPUTATION  OF  EARNINGS  PER  COMMON  SHARE
21.1   SUBSIDIARIES  OF  THE  REGISTRANT
23.1   INDEPENDENT  AUDITORS'  CONSENT  AND  REPORT  ON  SCHEDULE
31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT
31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT
32.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

(1) INCORPORATED BY REFERENCE TO THE REGISTRANT'S REPORT ON FORM 8-K DATED MARCH 2, 2001.
(2) INCORPORATED BY REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-1 (NO. 33-91094) DECLARED EFFECTIVE ON JUNE 1, 1995.
(3) INCORPORATED BY REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM 8-A12G FILED ON APRIL 25, 1997.
(4)    INCORPORATED  BY  REFERENCE  TO  THE  REGISTRANT'S  1997 PROXY STATEMENT.
(5) INCORPORATED BY REFERENCE TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998.
(6) INCORPORATED BY REFERENCE TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2001.
(7) INCORPORATED BY REFERENCE TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2002.

B.     REPORTS  ON  FORM  8-K
       NONE.

                          INDEPENDENT  AUDITORS'  REPORT



THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
RESMED  INC:


WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF RESMED INC AND SUBSIDIARIES AS OF JUNE 30, 2003, AND 2002, AND THE RELATED CONSOLIDATED STATEMENTS OF INCOME, STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED JUNE 30, 2003. THESE CONSOLIDATED FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE CONSOLIDATED FINANCIAL STATEMENTS BASED ON OUR AUDITS.

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

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF RESMED INC. AND SUBSIDIARIES AS OF JUNE 30, 2003 AND 2002, AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED JUNE
30, 2003, IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

AS DISCUSSED IN NOTE 7 TO THE CONSOLIDATED FINANCIAL STATEMENTS, THE COMPANY HAS ADOPTED THE PROVISIONS OF SFAS NO. 42 "ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS" AND CHANGED ITS METHOD OF ACCOUNTING FOR GOODWILL IN 2002 ACCORDINGLY.




/S/  KPMG  LLP
-----------------------
SAN  DIEGO,  CALIFORNIA
AUGUST  8,  2003


F1


                                       RESMED  INC.  AND  SUBSIDIARIES
                                        CONSOLIDATED  BALANCE  SHEETS
                                           JUNE 30, 2003 AND 2002
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                       June 30,    June 30,
                                                                                      ----------  ----------
                                                                                         2003        2002
ASSETS
Current assets:

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 114,491   $  72,860
Marketable securities available for sale (note 4). . . . . . . . . . . . . . . . . .      6,533      19,979
Accounts receivable, net of allowance for doubtful accounts of $2,474 and $1,938 at
June 30, 2003 and 2002, respectively . . . . . . . . . . . . . . . . . . . . . . . .     56,694      46,199
Inventories, net (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     49,386      41,173
Deferred income taxes (note 12). . . . . . . . . . . . . . . . . . . . . . . . . . .      8,301       9,289
Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . . .      6,500       4,213
                                                                                      ----------  ----------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    241,905     193,713
                                                                                      ----------  ----------

Property, plant and equipment, net of accumulated depreciation of  $45,379
and $31,084 at June 30, 2003 and 2002 respectively (note 6). . . . . . . . . . . . .    104,687      79,279
Patents, net of accumulated amortization of $3,437 and $1,862
at June 30, 2003 and 2002, respectively. . . . . . . . . . . . . . . . . . . . . . .      3,745       2,653
Goodwill (note 7). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    102,160      92,536
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,098       8,010
                                                                                      ----------  ----------
Total non-current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    217,690     182,478
                                                                                      ----------  ----------

Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 459,595   $ 376,191
                                                                                      =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  19,368   $  11,605
Accrued expenses (note 8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,140      15,273
Deferred Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,355       3,636
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,408       6,905
Payable for property purchase. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -      11,552
Current portion of deferred profit on sale-leaseback . . . . . . . . . . . . . . . .      2,312       1,933
                                                                                      ----------  ----------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     50,583      50,904

Non-current liabilities:
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,210       5,402
Convertible subordinated notes (note 9). . . . . . . . . . . . . . . . . . . . . . .    113,250     123,250
Deferred profit on sale-leaseback. . . . . . . . . . . . . . . . . . . . . . . . . .      2,119       3,705
                                                                                      ----------  ----------
Total non-current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    122,579     132,357
                                                                                      ----------  ----------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    173,162     183,261
                                                                                      ----------  ----------

Commitments and contingencies (notes 15 and 18). . . . . . . . . . . . . . . . . . .          -           -

Stockholders' equity:  (note 10)
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued. . . . . .          -           -
Series A Junior Participating preferred stock, $0.01 par value,
250,000 shares authorized; none issued . . . . . . . . . . . . . . . . . . . . . . .          -           -
Common stock, $.004 par value, 100,000,000 shares authorized;
Issued and outstanding 33,370,885 at June 30, 2003 and 32,818,160 at June 30, 2002 .        134         132
(excluding 415,365 and 290,047 shares held as Treasury Stock respectively)
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    107,432      94,153
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    160,372     114,643
Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (11,415)     (7,873)
Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . . . . . .     29,910      (8,125)
                                                                                      ----------  ----------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    286,433     192,930
                                                                                      ----------  ----------
Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . .  $ 459,595   $ 376,191
                                                                                      =========   =========

          SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

F2


                             RESMED  INC.  AND  SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                        YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         June 30,   June 30,   June 30,
                                                         2003       2002       2001
Net revenues. . . . . . . . . . . . . . . . . . . . . .  $273,570   $204,076   $155,156
Cost of sales . . . . . . . . . . . . . . . . . . . . .   100,483     70,827     50,377
---------------------------------------------------------------------------------------
Gross profit. . . . . . . . . . . . . . . . . . . . . .   173,087    133,249    104,779
---------------------------------------------------------------------------------------

Operating expenses:
Selling, general and administrative . . . . . . . . . .    85,313     64,481     49,364
Research and development. . . . . . . . . . . . . . . .    20,534     14,910     11,146
In-process research and development write off (note 19)         -        350     17,677
Donations to Research Foundations . . . . . . . . . . .         -      2,349          -
Provision for restructure . . . . . . . . . . . . . . .         -          -        550
---------------------------------------------------------------------------------------
Total operating expenses. . . . . . . . . . . . . . . .   105,847     82,090     78,737
---------------------------------------------------------------------------------------

Income from operations. . . . . . . . . . . . . . . . .    67,240     51,159     26,042
---------------------------------------------------------------------------------------
Other income (expenses):
Gain on extinguishment of debt. . . . . . . . . . . . .       529      6,549          -
Interest income (expense), net. . . . . . . . . . . . .    (2,549)    (3,224)      (762)
Government grants . . . . . . . . . . . . . . . . . . .         -          -         72
Other, net (note 11). . . . . . . . . . . . . . . . . .     1,907        108      1,962
---------------------------------------------------------------------------------------

Total other income (expenses), net. . . . . . . . . . .      (113)     3,433      1,272
---------------------------------------------------------------------------------------
Income before income taxes. . . . . . . . . . . . . . .    67,127     54,592     27,314
Income taxes (note 12). . . . . . . . . . . . . . . . .    21,398     17,086     15,684
---------------------------------------------------------------------------------------

Net income. . . . . . . . . . . . . . . . . . . . . . .  $ 45,729   $ 37,506   $ 11,630
=======================================================================================

Basic earnings per share. . . . . . . . . . . . . . . .  $   1.38   $   1.17   $   0.37
Diluted earnings per share. . . . . . . . . . . . . . .  $   1.33   $   1.10   $   0.35


Basic shares outstanding. . . . . . . . . . . . . . . .    33,054     32,174     31,129
Diluted shares outstanding. . . . . . . . . . . . . . .    34,439     34,080     33,484

          SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

F2

                                             RESMED INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                                                        (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                Additional                                  Other
                              Common Stock      Paid-in    Treasury  Stock       Retained   Comprehensive
                            Shares    Amount    Capital    Shares    Amount      Earnings   Income (loss)  Total    Income
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000 . .   30,594   $   122   $ 41,495             $ -         $65,507    $(13,152)      $93,972
Common stock issued on
  exercise of options
  (note 10)                     885         4      7,939                               -           -         7,943
Tax benefit from exercise
  of options . . . . . . . .      -         -      3,241                               -           -         3,241
Comprehensive income:
Net income . . . . . . . .        -         -          -                          11,630           -        11,630  $  11,630
Other comprehensive income:
Foreign currency translation
  adjustments. .                  -         -          -                               -     (16,420)      (16,420)   (16,420)
Comprehensive income/(loss)                                                                                         ------------
                                                                                                                      $(4,790)
                                                                                                                    ============

BALANCE, JUNE 30, 2001 . .   31,479       126     52,675               -          77,137     (29,572)      100,366

Common stock issued on
  exercise of options
  (note 10)                     776         3      9,778                               -                     9,781
Common stock issued for
acquisitions . . . . . . .      853         3     24,781                                                    24,784
Treasury stock purchases .                                 (290)     (7,873)                                (7,873)
Tax benefit from exercise
  of options . . . . . . . .      -         -      6,919                               -                     6,919
Comprehensive income:
Net income . . . . . . . .                                                        37,506                    37,506     37,506
Other comprehensive income
Foreign currency
  translation adjustments. .                                                                  21,342        21,342     21,342
Unrealized gains on
  marketable securities. . .                                                                     105           105        105

Comprehensive income/(loss). . . .                                                                                  ------------
                                                                                                                      $58,953
                                                                                                                    ============

BALANCE, JUNE 30, 2002 . .   33,108       132     94,153      (290)     (7,873)    114,643    (8,125)      192,930

Common stock issued on
  exercise of options
  (note10)                      678         2     9,029                                                      9,031
Treasury stock purchases .                                    (125)     (3,542)                             (3,542)
Tax benefit from exercise
  of options . . . . . . . .                      4,250                                                      4,250
Comprehensive income:
Net income . . . . . . . .                                                          45,729                  45,729     45,729
Other comprehensive income
Foreign currency
  translation adjustments. .                                                                  38,131        38,131     38,131
Unrealized losses on
marketable securities. . .                                                                       (96)          (96)       (96)
.. . . . . . .                                                                                                       ------------
Comprehensive income/(loss). . . . . . .                                                                              $83,764
                                                                                                                    ============

---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003 . .   33,786   $   134  $107,432       (415)   ($11,415)  $ 160,372   $29,910      $286,433
--------------------------------------------------------------------------------------------------------------------------------

          SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

F4


                                            RESMED  INC.  AND  SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                                                    (IN THOUSANDS)
                                                                                    June 30,   June 30,    June 30,
                                                                                    2003       2002        2001
                                                                                    ---------  ----------  ----------
Cash flows from operating activities:
Net income:. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 45,729   $  37,506   $  11,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .    12,583       9,972       7,015
Goodwill amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -           -       1,430
Provision for service warranties . . . . . . . . . . . . . . . . . . . . . . . . .       332         (85)        174
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,002      (6,153)     (2,306)
Foreign currency options revaluation . . . . . . . . . . . . . . . . . . . . . . .    (2,117)        767       2,766
Deferred borrowing costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       834       1,254           -
Tax benefit from stock options exercised . . . . . . . . . . . . . . . . . . . . .     4,250       6,919       3,241
Gain on extinguishment of debt . . . . . . . . . . . . . . . . . . . . . . . . . .      (529)     (6,549)          -
Release of profit on sale of building. . . . . . . . . . . . . . . . . . . . . . .    (2,012)          -           -
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -        (162)          -
Restructuring provision. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -           -         550
Purchased in-process research and development write off. . . . . . . . . . . . . .         -         350      17,677

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,102)     (9,765)     (5,531)
Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,988)     (7,063)     (8,130)
Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . .    (2,333)      4,785      (3,470)
Accounts payable, accrued expenses and other liabilities . . . . . . . . . . . . .     9,635       3,864       4,474
                                                                                    ---------  ----------  ----------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . .    59,284      35,640      29,520
                                                                                    ---------  ----------  ----------

Cash flows from investing activities:
Purchases of property, plant and equipment . . . . . . . . . . . . . . . . . . . .   (25,635)    (28,185)    (27,459)
Purchases of marketable securities - available for sale. . . . . . . . . . . . . .   (13,544)   (393,072)    (79,879)
Proceeds from sale of marketable securities - available for sale . . . . . . . . .    26,845     435,871      20,976
Patent registration costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,560)     (1,720)       (516)
Business acquisitions, net of cash acquired of $nil (2002: $812) (note 16) . . . .      (300)    (13,871)    (55,070)
Purchases of non-trading investments . . . . . . . . . . . . . . . . . . . . . . .    (1,625)     (3,987)     (2,602)
Proceeds from sale of non-trading investments. . . . . . . . . . . . . . . . . . .     3,936           -           -
Proceeds from sale-leaseback . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      18,500           -
                                                                                    ---------  ----------  ----------
Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . .   (11,883)     13,536    (144,550)
                                                                                    ---------  ----------  ----------

Cash flows from financing activities:
Proceeds from issuance of common stock, net. . . . . . . . . . . . . . . . . . . .     9,031       9,781       7,943
Repayment of borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      (3,022)    (82,854)
Proceeds from borrowings, net of borrowing costs . . . . . . . . . . . . . . . . .         -      28,402     213,937
Redemption of borrowings, convertible note . . . . . . . . . . . . . . . . . . . .    (9,217)    (48,454)          -
Purchases of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,542)     (7,873)          -
Installment payment for property purchase. . . . . . . . . . . . . . . . . . . . .   (12,609)          -           -
                                                                                    ---------  ----------  ----------
Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . .   (16,337)    (21,166)    139,026
                                                                                    ---------  ----------  ----------

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . . . .    10,567       4,714      (2,110)
                                                                                    ---------  ----------  ----------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .    41,631      32,724      21,886
Cash and cash equivalents at beginning of the year . . . . . . . . . . . . . . . .    72,860      40,136      18,250
                                                                                    ---------  ----------  ----------
Cash and cash equivalents at end of the year . . . . . . . . . . . . . . . . . . .   114,491   $  72,860   $  40,136
                                                                                    =========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 21,308   $  18,328   $  12,908
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,530       6,557       1,439
                                                                                    ---------  ----------  ----------

Fair value of assets acquired in acquisitions. . . . . . . . . . . . . . . . . . .         -   $   9,060   $  33,139
Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      (5,872)    (24,821)
Goodwill on acquisition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       300      36,279      47,119
Fair value of shares issued for acquisitions . . . . . . . . . . . . . . . . . . .         -     (24,784)          -
                                                                                    ---------  ----------  ----------
Cash paid for acquisition, including acquisition costs . . . . . . . . . . . . . .  $    300   $  14,683   $  55,437
                                                                                    =========  ==========  ==========

See accompanying notes to consolidated financial statements.



          SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

F5

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(1)     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     RESMED INC. (THE "COMPANY"), IS A DELAWARE CORPORATION FORMED IN MARCH 1994 AS A HOLDING COMPANY FOR THE RESMED GROUP. THE COMPANY, THROUGH ITS SUBSIDIARIES, DESIGNS, MANUFACTURES AND MARKETS DEVICES FOR THE EVALUATION AND TREATMENT OF SLEEP-DISORDERED BREATHING, PRIMARILY OBSTRUCTIVE SLEEP APNEA. THE COMPANY'S MANUFACTURING OPERATIONS ARE LOCATED IN AUSTRALIA, GERMANY, AND THE UNITED STATES OF AMERICA. MAJOR DISTRIBUTION AND SALES SITES ARE LOCATED IN THE UNITED STATES OF AMERICA, GERMANY, FRANCE, UNITED KINGDOM, SWITZERLAND, AUSTRALIA AND SWEDEN.


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

WE DO NOT OFFER A RIGHT OF RETURN OR OTHER RECOURSE WITH RESPECT TO THE SALE OF OUR PRODUCTS OR SIMILARLY OFFER VARIABLE SALE PRICES FOR SUBSEQUENT EVENTS OR ACTIVITIES. HOWEVER, AS PART OF OUR SALES PROCESSES WE MAY PROVIDE UPFRONT
DISCOUNTS FOR LARGE ORDERS, ONE TIME SPECIAL PRICING TO SUPPORT NEW PRODUCT INTRODUCTIONS, SALES REBATES FOR CENTRALIZED PURCHASING ENTITIES OR PRICE-BREAKS FOR REGULAR ORDER VOLUMES. THE COSTS OF ALL SUCH PROGRAMS ARE RECORDED AS AN ADJUSTMENT TO REVENUE. IN OUR DOMESTIC SALES ACTIVITIES WE USE A NUMBER OF MANUFACTURER REPRESENTATIVES TO SELL OUR PRODUCTS. THESE REPRESENTATIVES ARE PAID A DIRECT COMMISSION ON SALES AND ACT AS AN INTEGRAL COMPONENT OF OUR DOMESTIC SALES FORCE. WE DO NOT SELL OUR PRODUCTS TO THESE REPRESENTATIVES AND DO NOT RECOGNIZE REVENUE ON SUCH SHIPMENTS. OUR PRODUCTS ARE PREDOMINANTLY THERAPY-BASED EQUIPMENT AND REQUIRE NO INSTALLATION. AS SUCH, WE HAVE NO SIGNIFICANT INSTALLATION OBLIGATIONS.


F6

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(2)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

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

THE COMPANY CONDUCTED ITS ANNUAL REVIEW FOR GOODWILL IMPAIRMENT IN JULY 2003. IN CONDUCTING OUR REVIEW OF GOODWILL IMPAIRMENT, THE COMPANY IDENTIFIED REPORTING UNITS, BEING COMPONENTS OF OUR OPERATING SEGMENT, AS EACH OF THE ENTITIES ACQUIRED AND GIVING RISE TO THE GOODWILL. THE FAIR VALUE FOR EACH REPORTING UNIT WAS DETERMINED BASED ON DISCOUNTED CASH FLOWS AND INVOLVED A TWO STEP PROCESS AS FOLLOWS:

F7

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

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

THE  RESULTS  OF  THE  REVIEW  INDICATED  THAT  NO  IMPAIRED  GOODWILL  EXISTS.

     (H)     GOVERNMENT  GRANTS

          GOVERNMENT GRANTS REVENUE IS RECOGNIZED WHEN EARNED. GRANTS HAVE BEEN OBTAINED BY THE COMPANY FROM THE AUSTRALIAN FEDERAL GOVERNMENT TO SUPPORT THE CONTINUED DEVELOPMENT OF THE COMPANY'S PROPRIETARY POSITIVE AIRWAY PRESSURE TECHNOLOGY AND TO ASSIST DEVELOPMENT OF EXPORT MARKETS. GRANTS HAVE BEEN RECOGNIZED IN THE AMOUNT OF $NIL, $NIL, AND $72,000 FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001, RESPECTIVELY.

     (I)     FOREIGN  CURRENCY

     THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY'S NON-U.S. SUBSIDIARIES, WHOSE FUNCTIONAL CURRENCIES ARE OTHER THAN U.S. DOLLARS, ARE TRANSLATED INTO U.S. DOLLARS FOR FINANCIAL REPORTING PURPOSES. ASSETS AND LIABILITIES OF NON-U.S. SUBSIDIARIES WHOSE FUNCTIONAL CURRENCIES ARE OTHER THAN THE U.S. DOLLAR ARE TRANSLATED AT YEAR END EXCHANGE RATES, AND REVENUE AND EXPENSE TRANSACTIONS ARE TRANSLATED AT AVERAGE EXCHANGE RATES FOR THE YEAR. CUMULATIVE TRANSLATION ADJUSTMENTS ARE RECOGNIZED AS PART OF COMPREHENSIVE INCOME, AS DESCRIBED IN NOTE 17, AND ARE INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) IN THE CONSOLIDATED BALANCE SHEET UNTIL SUCH TIME AS THE SUBSIDIARY IS SOLD OR SUBSTANTIALLY OR COMPLETELY LIQUIDATED. GAINS AND LOSSES ON TRANSACTIONS, DENOMINATED IN OTHER THAN THE FUNCTIONAL CURRENCY OF THE ENTITY, ARE REFLECTED IN OPERATIONS.

     (J)     RESEARCH  AND  DEVELOPMENT

          RESEARCH  AND  DEVELOPMENT  COSTS ARE EXPENSED IN THE PERIOD INCURRED.

F8

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(2)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

(K)  EARNINGS  PER  SHARE

THE WEIGHTED AVERAGE SHARES USED TO CALCULATE BASIC EARNINGS PER SHARE WERE 33,054,000, 32,174,000, AND 31,129,000 FOR THE YEARS ENDED JUNE 30, 2003, 2002
AND 2001, RESPECTIVELY. THE DIFFERENCE BETWEEN BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE IS ATTRIBUTABLE TO THE IMPACT OF OUTSTANDING STOCK OPTIONS DURING THE PERIODS PRESENTED. STOCK OPTIONS HAD THE EFFECT OF INCREASING THE NUMBER OF SHARES USED IN THE CALCULATION (BY APPLICATION OF THE TREASURY STOCK METHOD) BY 1,385,000, 1,906,000 AND 2,355,000 FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001, RESPECTIVELY.

STOCK OPTIONS OF 1,408,000, 726,000 AND NIL FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001 RESPECTIVELY, WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE AS THE EFFECT OF EXERCISING THESE OPTIONS WOULD HAVE BEEN ANTI-DILUTIVE.

(L)  FINANCIAL  INSTRUMENTS

THE CARRYING VALUE OF FINANCIAL INSTRUMENTS, SUCH AS CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES - AVAILABLE FOR SALE, ACCOUNTS RECEIVABLE, GOVERNMENT GRANTS RECEIVABLE AND ACCOUNTS PAYABLE APPROXIMATE THEIR FAIR VALUE BECAUSE OF THEIR SHORT-TERM NATURE. THE ESTIMATED FAIR VALUE OF THE COMPANY'S LONG-TERM DEBT AT JUNE 30, 2003 APPROXIMATES $117.3 MILLION COMPARED WITH THE CARRYING VALUE OF $113.3 MILLION. FOREIGN CURRENCY OPTION CONTRACTS ARE MARKED TO MARKET AND THEREFORE REFLECT THEIR FAIR VALUE. THE COMPANY DOES NOT HOLD OR ISSUE FINANCIAL INSTRUMENTS FOR TRADING PURPOSES.

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


F9

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(2)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

     (M)     FOREIGN  EXCHANGE  RISK  MANAGEMENT  (CONTINUED)

     THE COMPANY IS EXPOSED TO CREDIT-RELATED LOSSES IN THE EVENT OF NON-PERFORMANCE BY COUNTERPARTIES TO FINANCIAL INSTRUMENTS. THE CREDIT EXPOSURE OF FOREIGN EXCHANGE OPTIONS AT JUNE 30, 2003 WAS $2.6 MILLION, WHICH REPRESENTS THE POSITIVE FAIR VALUE OF OPTIONS HELD BY THE COMPANY.

     THE COMPANY HELD FOREIGN CURRENCY OPTION CONTRACTS WITH NOTIONAL AMOUNTS TOTALING $124.5 MILLION AND $160.5 MILLION AT JUNE 30, 2003 AND 2002, RESPECTIVELY TO HEDGE FOREIGN CURRENCY ITEMS. THESE CONTRACTS MATURE AT VARIOUS DATES PRIOR TO JULY 2005.

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

          AT JUNE 30, 2003 AND 2002, THE COMPANY'S INVESTMENTS IN DEBT SECURITIES WERE CLASSIFIED ON THE ACCOMPANYING CONSOLIDATED BALANCE SHEET AS MARKETABLE SECURITIES AVAILABLE-FOR-SALE. THESE INVESTMENTS ARE DIVERSIFIED AMONG HIGH CREDIT QUALITY SECURITIES IN ACCORDANCE WITH THE COMPANY'S INVESTMENT POLICY.

          AT JUNE 30, 2003, CONTRACTUAL MATURITIES OF MARKETABLE SECURITIES AVAILABLE-FOR-SALE WERE ALL LESS THAN ONE YEAR.

     (P)     WARRANTY

          ESTIMATED FUTURE WARRANTY OBLIGATIONS RELATED TO CERTAIN PRODUCTS ARE PROVIDED BY CHARGES TO OPERATIONS IN THE PERIOD IN WHICH THE RELATED REVENUE IS RECOGNIZED.

F10

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(2)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

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

     (R)     CAPITALIZED  SOFTWARE  PRODUCTION  COSTS

     SOFTWARE DEVELOPMENT COSTS HAVE BEEN CAPITALIZED AND WILL BE AMORTIZED TO THE COST OF PRODUCT REVENUES OVER THE ESTIMATED ECONOMIC LIVES (GENERALLY THREE TO FIVE YEARS) OF THE PRODUCTS THAT INCLUDE SUCH SOFTWARE. TOTAL NET CAPITALIZED SOFTWARE PRODUCTION COSTS WERE $1,557,000 AND $1,132,000 AT JUNE 30, 2003 AND 2002 RESPECTIVELY.

(S)     STOCK-BASED  EMPLOYEE  COMPENSATION

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

 -------------------------------------------------------------------------------
                                                         Years Ended June 30
                                                       2003     2002     2001
-------------------------------------------------------------------------------
Net income, as reported. . . . . . . . . . . . . . .  $45,729  $37,506  $11,630
Deduct:  Total stock-based employee compensation . .   14,102   18,975    8,770
expense determined under fair value based method for
all awards, net of related tax effects.
Pro forma net income . . . . . . . . . . . . . . . .   31,627   18,531    2,860

Earnings per share:
Basic - as reported. . . . . . . . . . . . . . . . .  $  1.38  $  1.17  $  0.37
Basic - pro forma. . . . . . . . . . . . . . . . . .  $  0.96  $  0.58  $  0.09

Diluted -  as reported . . . . . . . . . . . . . . .  $  1.33  $  1.10  $  0.35
Diluted - pro forma. . . . . . . . . . . . . . . . .  $  0.92  $  0.54  $  0.09
-------------------------------------------------------------------------------


THE FAIR VALUE OF EACH STOCK OPTION GRANT WAS ESTIMATED ON THE DATE OF GRANT USING THE BLACK-SCHOLES OPTION-PRICING MODEL WITH THE FOLLOWING ASSUMPTIONS:
WEIGHTED AVERAGE RISK-FREE INTEREST RATES OF 2.8%, 4.8% AND 6.0% FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001 RESPECTIVELY; NO DIVIDEND YIELD; EXPECTED OPTION LIVES OF 3.3 YEARS FOR THE YEAR ENDED JUNE 30, 2003 AND 5.5 AND 4.8 YEARS FOR THE YEARS ENDED JUNE 30, 2002 AND 2001, RESPECTIVELY, AND VOLATILITY OF 63%, 60% AND 61% FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001 RESPECTIVELY.

F11

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(2)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

(S)     STOCK-BASED  EMPLOYEE  COMPENSATION  (CONTINUED)

THE FOLLOWING TABLE ILLUSTRATES THE FAIR VALUE OF COMPENSATION COSTS AS DETERMINED UNDER THE PROVISIONS OF FASB STATEMENT 123 BY YEAR OF OPTION GRANT:

-------------------------------------------------------------------------------
Fiscal                      June  30         Average          Fair Value at
Year of Grant     2003      2002     2001    Exercise Price   Date of Grant
-------------------------------------------------------------------------------
2003. . . . . . .  $ 9,035  $     -  $     - $   26.54          $12.22
2002. . . . . . .    9,942   21,074        -     50.18           26.21
2001. . . . . . .    2,664    7,142   10,272     27.71           13.41
2000. . . . . . .       55      971    2,540     14.14            6.56
1999. . . . . . .        -        5      682     11.93            5.27
-------------------------------------------------------------------------------
Compensation Cost  $21,696  $29,192  $13,494
===============================================================================
Tax Effected. . .  $14,102  $18,975  $ 8,770
===============================================================================



(3)     NEW  ACCOUNTING  PRONOUNCEMENTS

IN MAY 2003, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARD ("SFAS") 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 REQUIRES THAT CERTAIN FINANCIAL INSTRUMENTS, WHICH UNDER PREVIOUS GUIDANCE WERE ACCOUNTED FOR AS EQUITY, MUST NOW BE ACCOUNTED FOR AS LIABILITIES. THE FINANCIAL INSTRUMENTS AFFECTED INCLUDE MANDATORY REDEEMABLE STOCK, CERTAIN FINANCIAL INSTRUMENTS THAT REQUIRE OR MAY REQUIRE THE ISSUER TO BUY BACK SOME OF ITS SHARES IN EXCHANGE FOR CASH OR OTHER ASSETS AND CERTAIN OBLIGATIONS THAT CAN BE SETTLED WITH SHARES OF STOCK. SFAS 150 IS EFFECTIVE FOR ALL FINANCIAL INSTRUMENTS ENTERED INTO OR MODIFIED AFTER MAY 31, 2003, AND OTHERWISE IS EFFECTIVE AT THE BEGINNING OF THE FIRST INTERIM PERIOD BEGINNING AFTER JUNE 15, 2003. THE COMPANY INTENDS TO ADOPT SFAS 150 EFFECTIVE JULY 1, 2003 AND DOES NOT BELIEVE THAT THE ADOPTION WILL HAVE A MATERIAL IMPACT ON ITS CONSOLIDATED FINANCIAL POSITION OR RESULTS OF OPERATION.

IN APRIL 2003, THE FASB ISSUED SFAS 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, WHICH AMENDS AND CLARIFIES FINANCIAL ACCOUNTING AND REPORTING FOR DERIVATIVE INSTRUMENTS, INCLUDING CERTAIN DERIVATIVE INSTRUMENTS EMBEDDED IN OTHER CONTRACTS AND FOR HEDGING ACTIVITIES UNDER SFAS 133. SFAS 149 IS EFFECTIVE FOR CONTRACTS ENTERED INTO OR MODIFIED
AFTER JUNE 30, 2003. THE COMPANY IS CURRENTLY EVALUATING THE IMPACT OF THIS STATEMENT.

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

F12

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(3)     NEW  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED

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

SFAS 146 IS EFFECTIVE PROSPECTIVELY FOR EXIT OR DISPOSAL ACTIVITIES INITIATED AFTER DECEMBER 31, 2002. UNDER SFAS 146, A COMPANY MAY NOT RESTATE ITS PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND SFAS 146 GRANDFATHERS THE ACCOUNTING FOR LIABILITIES THAT A COMPANY HAD PREVIOUSLY RECORDED UNDER EMERGING ISSUES TASK FORCE ISSUE 94-3. THE ADOPTION OF SFAS 146 DID NOT HAVE A MATERIAL IMPACT ON THE RESULTS OF OPERATIONS, FINANCIAL POSITION OR LIQUIDITY OF THE COMPANY.

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

F13

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(3)     NEW  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED

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

(4)     MARKETABLE  SECURITIES

     THE ESTIMATED FAIR VALUE OF MARKETABLE SECURITIES AVAILABLE FOR SALE AS OF JUNE 30, 2003 AND 2002, WAS $6,533,000 AND $19,979,000 RESPECTIVELY.

     EXPECTED MATURITIES MAY DIFFER FROM CONTRACTUAL MATURITIES BECAUSE THE ISSUERS OF THE SECURITIES MAY HAVE THE RIGHT TO PREPAY OBLIGATIONS WITHOUT PREPAYMENT PENALTIES.

(5)     INVENTORIES

     INVENTORIES, NET WERE COMPRISED OF THE FOLLOWING AS OF JUNE 30, 2003 AND 2002 (IN THOUSANDS):



------------------------------------
                   2003     2002
------------------------------------
Raw materials. .  $13,712  $ 8,130
Work in progress    2,288    2,057
Finished goods .   33,386   30,986
------------------------------------
                  $49,386  $41,173
------------------------------------

F14

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(6)     PROPERTY,  PLANT  AND  EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT IS COMPRISED OF THE FOLLOWING AS OF JUNE 30, 2003 AND 2002 (IN THOUSANDS):

------------------------------------------------------------------
                                                2003       2002
------------------------------------------------------------------
Machinery and equipment. . . . . . . . . . .  $ 25,278   $ 19,381
Computer equipment                              28,487     20,520
Furniture and fixtures . . . . . . . . . . .    11,528      9,204
Vehicles . . . . . . . . . . . . . . . . . .     1,749      1,531
Clinical, demonstration and rental equipment    18,056     11,651
Leasehold improvements . . . . . . . . . . .     1,213        685
Land . . . . . . . . . . . . . . . . . . . .    31,913     27,121
Buildings. . . . . . . . . . . . . . . . . .    19,231     19,188
Construction in Progress . . . . . . . . . .    12,611      1,082
------------------------------------------------------------------
                                               150,066    110,363
Accumulated depreciation and amortization. .   (45,379)   (31,084)
------------------------------------------------------------------
                                              $104,687   $ 79,279
------------------------------------------------------------------



(7)     GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

THE COMPANY ADOPTED SFAS 142 ON JULY 1, 2001. THE FOLLOWING TABLE RECONCILES THE PRIOR YEAR'S REPORTED OPERATING INCOME AND NET INCOME TO THEIR RESPECTIVE PRO-FORMA BALANCES ADJUSTED TO EXCLUDE GOODWILL AMORTIZATION EXPENSE WHICH IS NO LONGER RECORDED UNDER SFAS 142, FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001, (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS).

---------------------------------------------------------------------
                                            2003     2002     2001
---------------------------------------------------------------------
OPERATING INCOME:
Reported income from operations . . . . .  $67,240  $51,159  $26,042
Add back: goodwill amortization . . . . .        -        -    1,430
---------------------------------------------------------------------
Adjusted income from operations . . . . .  $67,240  $51,159  $27,472
---------------------------------------------------------------------

NET INCOME:
Reported net income . . . . . . . . . . .  $45,729  $37,506  $11,630
Add back: goodwill amortization after tax        -        -    1,430
---------------------------------------------------------------------
Adjusted net income . . . . . . . . . . .  $45,729  $37,506  $13,060
---------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
Reported basic earnings per share . . . .  $  1.38  $  1.17  $  0.37
Goodwill amortization after tax . . . . .        -        -  $  0.05
---------------------------------------------------------------------
Adjusted basic earnings per share . . . .  $  1.38  $  1.17  $  0.42
---------------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
Reported diluted earnings per share . . .  $  1.33  $  1.10  $  0.35
Goodwill amortization after tax . . . . .        -        -  $  0.04
---------------------------------------------------------------------
Adjusted diluted earnings per share . . .  $  1.33  $  1.10  $  0.39
---------------------------------------------------------------------

F15

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(7)     GOODWILL  AND  OTHER  INTANGIBLE  ASSETS,  CONTINUED

CHANGES IN THE CARRYING AMOUNT OF GOODWILL FOR THE YEAR ENDED JUNE 30, 2003, WERE AS FOLLOWS:

---------------------------------------------------------------------
(In US$thousands)                                        2003
---------------------------------------------------------------------
Balance at June 30, 2002. . . . . . . . . . . . . . .  $ 92,536
Foreign currency translation adjustments. . . . . . .     9,324
Goodwill on acquisition of John Stark and Associates.       300
---------------------------------------------------------------------
Balance at June 30, 2003. . . . . . . . . . . . . . .  $102,160
---------------------------------------------------------------------


OTHER INTANGIBLE ASSETS AMOUNTED TO $3.7 MILLION (NET OF ACCUMULATED AMORTIZATION OF $3.4 MILLION) AND $2.7 MILLION (NET OF ACCUMULATED AMORTIZATION OF $1.9 MILLION) AT JUNE 30, 2003 AND 2002, RESPECTIVELY. THESE INTANGIBLE ASSETS CONSIST OF PATENTS AND ARE AMORTIZED OVER THE ESTIMATED USEFUL LIFE OF THE PATENT, GENERALLY FIVE YEARS. THERE ARE NO EXPECTED RESIDUAL VALUES RELATED TO THESE INTANGIBLE ASSETS.

(8) ACCRUED EXPENSES AT JUNE 30, 2003 AND 2002 CONSIST OF THE FOLLOWING (IN THOUSANDS):

--------------------------------------------------------
                                        2003     2002
--------------------------------------------------------
Service warranties. . . . . . . . . .  $ 1,304  $   744
Consulting and professional fees. . .    2,001      596
Value added taxes and other taxes due    1,173      847
Employee related costs. . . . . . . .    9,849    6,817
Research foundation grants. . . . . .      899    1,344
Convertible note interest . . . . . .      126      137
Promotional programs. . . . . . . . .    1,426    2,746
Other . . . . . . . . . . . . . . . .    2,362    2,042
---------------------------------------------------------
                                       $19,140  $15,273
---------------------------------------------------------



(9)     LONG-TERM  DEBT

LONG-TERM  DEBT  AT  JUNE  30,  2003  AND  2002  CONSISTS  OF  THE FOLLOWING (IN
THOUSANDS):


 -------------------------------------------------------
                                   2003       2002
--------------------------------------------------------
Outstanding at beginning of year  $123,250   $150,000
Issued . . . . . . . . . . . . .         -     30,000
Repurchased. . . . . . . . . . .   (10,000)   (56,750)
--------------------------------------------------------
Outstanding at end of year . . .  $113,250   $123,250
--------------------------------------------------------

F16

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002


(9)     LONG-TERM  DEBT,  CONTINUED

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

DURING THE YEAR ENDED JUNE 30, 2003 THE COMPANY REPURCHASED $10.0 MILLION FACE VALUE OF ITS CONVERTIBLE SUBORDINATED NOTES. THE TOTAL PURCHASE PRICE OF THE NOTES WAS $9.4 MILLION, INCLUDING $0.2 MILLION IN ACCRUED INTEREST. THE COMPANY RECOGNIZED A GAIN OF $0.3 MILLION, NET OF TAX OF $0.2 MILLION, ON THESE TRANSACTIONS.

DURING THE YEAR ENDED JUNE 30, 2002, THE COMPANY REPURCHASED $56.8 MILLION FACE VALUE OF ITS CONVERTIBLE SUBORDINATED NOTES. THE TOTAL PURCHASE PRICE OF THE NOTES WAS $49.1 MILLION, INCLUDING $0.6 MILLION IN ACCRUED INTEREST. THE COMPANY RECOGNIZED A GAIN OF $4.0 MILLION, NET OF TAX OF $2.5 MILLION ON THESE TRANSACTIONS. AS AT JUNE 30, 2002, THE COMPANY HAD CONVERTIBLE SUBORDINATED NOTES OUTSTANDING OF $123.3 MILLION.

THE NOTES ARE CONVERTIBLE, AT THE OPTION OF THE HOLDER, AT ANY TIME ON OR PRIOR TO MATURITY, INTO SHARES OF COMMON STOCK OF RESMED INC. THE NOTES ARE CONVERTIBLE AT A CONVERSION PRICE OF $60.60 PER SHARE, WHICH IS EQUAL TO A CONVERSION RATE OF 16.5017 SHARES PER $1,000 PRINCIPAL AMOUNT OF NOTES, SUBJECT TO ADJUSTMENT.

F17

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(9)     LONG-TERM  DEBT,  CONTINUED

INTEREST  IS  TO  BE  PAID  ON  THE  NOTES  ON  JUNE  20 AND DECEMBER 20 OF EACH
YEAR.

(10)     STOCKHOLDERS'  EQUITY

STOCK OPTIONS. THE COMPANY HAS GRANTED STOCK OPTIONS TO PERSONNEL, INCLUDING OFFICERS AND DIRECTORS IN ACCORDANCE WITH BOTH THE 1995 OPTION PLAN AND THE 1997 EQUITY PARTICIPATION PLAN (COLLECTIVELY THE "PLANS"). THESE OPTIONS HAVE EXPIRATION DATES OF TEN YEARS FROM THE DATE OF GRANT AND VEST OVER THREE OR FOUR YEARS. THE COMPANY GRANTED THESE OPTIONS WITH THE EXERCISE PRICE EQUAL TO THE MARKET VALUE AS DETERMINED AT THE DATE OF GRANT.

IN AUGUST 1997 AS PART OF THE INTRODUCTION OF THE 1997 EQUITY PARTICIPATION PLAN, THE COMPANY CANCELLED 43,880 OPTIONS, BEING ALL NON-ISSUED OPTIONS REMAINING UNDER THE 1995 OPTION PLAN.

THE  FOLLOWING  TABLE  SUMMARIZES  OPTION  ACTIVITY:

-----------------------------------------------------------------------------------------------------------------
                                                   Weighted                Weighted                Weighted
                                                   Average                 Average                 Average
                                                   Exercise                Exercise                Exercise
                                        2003       Price      2002         Price ($)    2001       Price ($)
-----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year .     4,200,998   $27.94   3,852,818      $ 17.14    3,298,022   $10.12
Granted. . . . . . . . . . . . . .     1,470,675    26.54   1,328,600        50.18    1,569,690    27.27
Exercised. . . . . . . . . . . . .      (678,400)   13.31    (775,803)       12.61     (884,859)    8.98
Forfeited. . . . . . . . . . . . .      (248,095)   38.85    (204,617)       26.75     (130,035)   17.78
-----------------------------------------------------------------------------------------------------------------
Outstanding at end of year . . . .     4,745,178   $29.04   4,200,998      $ 27.94    3,852,818   $17.14
-----------------------------------------------------------------------------------------------------------------
Price range of granted options . .  $25.42-37.40            $33.15-$52.20               $24-$40
Options exercisable at end of year     2,192,309    23.32   1,631,044        13.76    1,240,427   $ 8.02
-----------------------------------------------------------------------------------------------------------------



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

F18

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(10)     STOCKHOLDERS'  EQUITY,  CONTINUED


The  following  table  summarizes information about stock options outstanding at June
30,  2003.

---------------------------------------------------------------------------------------------
                  Number Outstanding at  Weighted Average            Number Exercisable at
Exercise Prices   June 30, 2003          Remaining Contractual Life  June 30, 2003
---------------------------------------------------------------------------------------------
0  - $10. . . .                335,765                        3.43                335,764
11 - $20. . . .                735,665                        5.76                735,165
21 - $30. . . .              2,015,854                        8.38                538,165
31 - $40. . . .                540,250                        8.08                210,667
41 - $50. . . .              1,038,644                        8.10                346,215
51 - $60. . . .                 79,000                        8.08                 26,333
---------------------------------------------------------------------------------------------
                             4,745,178. . . .                                   2,192,309
---------------------------------------------------------------------------------------------



THE FOLLOWING TABLE SUMMARIZES IN-THE-MONEY AND OUT-OF-THE-MONEY OPTIONS AS AT JUNE 30, 2003.

-----------------------------------------------------------------------------------------------------------------
                                  Exercisable                   Unexercisable                    Total
 -----------------------------------------------------------------------------------------------------------------
                                       Wtd.  Avg.                   Wtd.  Avg.                   Wtd.  Avg.
                             Shares    Exer. Price ($)    Shares    Exer. Price ($)    Shares    Exer. Price ($)
-----------------------------------------------------------------------------------------------------------------
In-the-Money . . . . . . .  1,816,261  $          17.68  1,800,773  $          27.01  3,617,034  $          22.33
Out-of-the-Money(1). . . .    376,048  $          50.55    752,096  $          50.55  1,128,144  $          50.55
Total Options Outstanding   2,192,309  $          23.32  2,552,869  $          33.95  4,745,178  $          29.04
-----------------------------------------------------------------------------------------------------------------

(1) OUT-OF-THE-MONEY OPTIONS ARE THOSE OPTIONS WITH AN EXERCISE PRICE EQUAL TO OR ABOVE THE CLOSING SALES PRICE OF THE COMPANY'S COMMON STOCK ON THE NEW YORK STOCK EXCHANGE ON JUNE 30, 2003 ($39.20 PER SHARE).


THE FOLLOWING TABLE SUMMARIZES OUTSTANDING STOCK OPTION PLAN BALANCES AS AT JUNE 30, 2003.



-------------------------------------------------------------------------------------------
Plan Category          Number of securities  Weighted-average    Number of securities
                       to be issued upon     exercise price of   remaining available
                       exercise of           outstanding option  for future issuance
                       outstanding                               under equity
 . . .              .  options                                   compensation plans
-------------------------------------------------------------------------------------------
Equity compensation
plans approved by . .             4,745,178  $             29.04               888,525
security holders

Equity compensation
plans not approved by
security holders. . .                     -                    -                     -
-------------------------------------------------------------------------------------------
Total . . . . . . . .             4,745,178  $             29.04               888,525
-------------------------------------------------------------------------------------------

F19

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(10)     STOCKHOLDERS'  EQUITY,  CONTINUED

STOCK  OPTIONS  BY  RECIPIENT

THE FOLLOWING TABLE SUMMARIZES STOCK OPTION GRANTS BY RECIPIENT, WITH EXECUTIVE OFFICERS (AS DEFINED IN EXCHANGE ACT RULE 3B-7) SEPARATELY DISCLOSED. AS AT JUNE 30, 2003, THE COMPANY HAD 7 EXECUTIVE OFFICERS.


----------------------------------------------------------------------------
                              June 30,  2003  June 30, 2002  June 30, 2001
----------------------------------------------------------------------------
Non-Executive Directors. . .          60,000         73,000         69,000
Executive Officers . . . . .         278,500        167,000        167,500
Staff. . . . . . . . . . . .       1,132,175      1,088,600      1,333,190
----------------------------------------------------------------------------
Gross Options Issued . . . .       1,470,675      1,328,600      1,569,690
----------------------------------------------------------------------------
Employees. . . . . . . . . .           1,464          1,250            953
----------------------------------------------------------------------------
Average Options per Employee           1,005          1,063          1,647
----------------------------------------------------------------------------


THE  FOLLOWING  TABLE  DISCLOSES  EMPLOYEE  AND  EXECUTIVE  OPTION  GRANTS  AS A
PERCENTAGE  OF  TOTAL  OPTIONS.

-----------------------------------------------------------------------------------------------------
                                                                                     2003  2002  2001
-----------------------------------------------------------------------------------------------------
Net grants during the period as % of outstanding shares (%) . . . . . . . . . . . .     4     4     5
Grants to executive officers during the period as % of total options granted (%). .    19    13    11
Grants to executive officers during the period as % of outstanding shares (%) . . .     1     1     1
Cumulative options held by executive officers as % of total options outstanding (%)    16    16    17
-----------------------------------------------------------------------------------------------------

OPTIONS GRANTED TO EXECUTIVE OFFICERS DURING THE FISCAL YEAR ENDED JUNE 30, 2003 ARE AS NOTED BELOW.


-----------------------------------------------------------------------------------------------------------------
                                                                                     Potential Realizable Value at
                                                                                     Assumed Annual Rates of
                               Individual Grants                                     Stock Price Appreciation for
                                                                                     Option  Term  (1)(2)
-----------------------------------------------------------------------------------------------------------------
                    Number  of
                    Securities
                    Underlying   Percent of Total   Exercise
                    Options Per  Options Granted    Price
                    Grant        to Employees (%)   ($/Share)      Expiration Date        5%          10%
-----------------------------------------------------------------------------------------------------------------
Peter Farrell . . .   60,000     4.08%              $25.42         July 11, 2012     $  840,886  $2,071,142
Walter Flicker. . .    6,000     0.41%              $25.42         July 11, 2012     $   84,089  $  207,114
Kieran Gallahue . .  150,000    10.20%              $31.97         January 13,2013   $2,643,894  $6,512,038
David Pendarvis . .   15,000     1.02%              $27.63         October 1, 2012   $  228,498  $  562,801
David Pendarvis . .   15,000     1.02%              $37.40         May 27, 2013      $  309,295  $  761,809
Christopher Roberts   15,000     1.02%              $25.42         July 11, 2012     $  210,221  $  517,786
Klaus Schindhelm. .    7,500     0.51%              $25.42         July 11, 2012     $  105,111  $  258,893
Adrian Smith. . . .   10,000     0.68%              $25.42         July 11, 2012     $  140,148  $  345,190
-----------------------------------------------------------------------------------------------------------------
Total . . . . . . .  278,500    18.94%
-----------------------------------------------------------------------------------------------------------------

F20

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(10)     STOCKHOLDERS'  EQUITY,  CONTINUED

        (1) REPRESENTS OPTIONS GRANTED UNDER OUR 1997 EQUITY PARTICIPATION PLAN, WHICH TYPICALLY ARE EXERCISABLE STARTING 12 MONTHS AFTER THE GRANT DATE, WITH 33% OF THE SHARES COVERED THEREBY BECOMING EXERCISABLE AT THAT TIME AND AN ADDITIONAL 33% OF THE OPTION SHARES BECOMING EXERCISABLE ON EACH SUCCESSIVE ANNIVERSARY DATE, WITH ALL OPTION SHARES EXERCISABLE BEGINNING ON EITHER THE THIRD OR FOURTH ANNIVERSARY DATE. UNDER THE TERMS OF THE 1997 PLAN, THIS EXERCISE SCHEDULE MAY BE ACCELERATED IN CERTAIN SPECIFIC SITUATIONS. IN ADDITION, WE HAVE THE RIGHT TO REQUIRE THE SURRENDER OF OUTSTANDING OPTIONS UPON THE GRANT OF LOWER PRICED OPTIONS TO THE SAME INDIVIDUAL.

       (2) ASSUMED ANNUAL RATES OF STOCK APPRECIATION FOR ILLUSTRATIVE PURPOSES ONLY. ACTUAL STOCK PRICES WILL VARY FROM TIME TO TIME BASED UPON MARKET FACTORS AND OUR FINANCIAL PERFORMANCE. NO ASSURANCE CAN BE GIVEN THAT SUCH RATES WILL BE ACHIEVED.

THE FOLLOWING TABLE SUMMARIZES OPTION EXERCISES AND REMAINING HOLDINGS OF EXECUTIVE OFFICERS DURING THE YEAR ENDED JUNE 30, 2003.

-----------------------------------------------------------------------------------------------------------------------
                                                         No. of Securities Underlying     Value of Unexercised In-the
                                                           All Unexercised Options            Money Options (1)
-----------------------------------------------------------------------------------------------------------------------
                  Shares Acquired on
                  Exercise               Value Realized   Exercisable  Unexercisable     Exercisable   Unexercisable
-----------------------------------------------------------------------------------------------------------------------
Peter Farrell. .               31,000    $      658,355   181,634        140,000         $3,880,982    $    1,215,472
Walter Flicker .               38,000    $      855,544     3,601         15,999         $    3,892    $      131,258
Kieran Gallahue.                    0                 0         0        150,000         $        0    $    1,084,500
David Pendarvis.                    0                 0         0         30,000         $        0    $      200,550
Chris Roberts. .               60,000    $    1,963,440    40,000         35,000         $  711,453    $      303,872
Klaus Schindhelm                    0                 0    42,501         17,499         $  979,140    $      151,928
Adrian Smith . .                    0                 0    60,000         24,000         $1,542,360    $      196,100
------------------------------------------------------------------------------------------------------------------------

(1) REPRESENTS THE AMOUNT BY WHICH THE CLOSING SALES PRICE OF OUR COMMON STOCK ON THE NEW YORK STOCK EXCHANGE ON JUNE 30, 2003 ($39.20 PER SHARE) MULTIPLIED BY THE NUMBER OF SHARES TO WHICH THE OPTIONS APPLY EXCEEDED THE AGGREGATE EXERCISE PRICE OF SUCH OPTIONS.


PREFERRED STOCK. IN APRIL 1997, THE BOARD OF DIRECTORS AUTHORIZED 2,000,000 SHARES OF $0.01 PAR VALUE PREFERRED STOCK. NO SUCH SHARES WERE ISSUED OR OUTSTANDING AT JUNE 30, 2003.

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

COMMON STOCK. ON JUNE 6, 2002, THE BOARD OF DIRECTORS AUTHORIZED THE COMPANY TO REPURCHASE UP TO 4.0 MILLION SHARES OF OUTSTANDING COMMON STOCK. DURING FISCAL YEAR 2003, THE COMPANY REPURCHASED 125,000 SHARES AT A COST OF $3.5 MILLION. SHARES THAT ARE REPURCHASED ARE CLASSIFIED AS TREASURY STOCK PENDING FUTURE USE AND REDUCE THE NUMBER OF SHARES OUTSTANDING USED IN CALCULATING EARNINGS PER SHARE.

F21

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(11)     OTHER,  NET

OTHER, NET IS COMPRISED OF THE FOLLOWING AT JUNE 30, 2003, 2002 AND 2001 (IN THOUSANDS):

-----------------------------------------------------------------------------
                                                    2003     2002     2001
-----------------------------------------------------------------------------
Gain/(loss) on foreign currency hedging position  $2,117   $(767)   (2,766)
Gain/(loss) on foreign currency transactions . .    (562)    182     4,747
Realized gain on sale of marketable securities. .    115     301         -
Other. . . . . . . . . . . . . . . . . . . . . .     237     392       (19)
-----------------------------------------------------------------------------
                                                   $1,907   $ 108   $ 1,962
-----------------------------------------------------------------------------


(12)     INCOME  TAXES

INCOME BEFORE INCOME TAXES FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001, WAS TAXED UNDER THE FOLLOWING JURISDICTIONS (IN THOUSANDS):


-----------------------------------
          2003     2002     2001
-----------------------------------
U.S. . .  $ 3,061  $   418  $ 3,482
Non-U.S.   64,066   54,174   23,832
          $67,127  $54,592  $27,314
-----------------------------------

THE  PROVISION  FOR  INCOME  TAXES  IS  PRESENTED  BELOW  (IN  THOUSANDS):

---------------------------------------------------------
                             2003      2002      2001
---------------------------------------------------------
Current:
 Federal . . . . . . . . .  $ 1,303  $ 4,962   $ 2,938
 State . . . . . . . . . .       14      752       203
 Non-U.S.. . . . . . . . .   18,079   17,525    14,790
---------------------------------------------------------
                             19,396   23,239    17,931
---------------------------------------------------------
Deferred:
 Federal . . . . . . . . .      892   (3,494)     (652)
 State . . . . . . . . . .      325     (568)       90
 Non-U.S.. . . . . . . . .      785   (2,091)   (1,685)
                              2,002   (6,153)   (2,247)
---------------------------------------------------------
Provision for income taxes  $21,398  $17,086   $15,684
---------------------------------------------------------


THE PROVISION FOR INCOME TAXES DIFFERS FROM THE AMOUNT OF INCOME TAX DETERMINED BY APPLYING THE APPLICABLE U.S. FEDERAL INCOME TAX RATE OF 35% TO
PRETAX  INCOME  AS  A  RESULT  OF  THE  FOLLOWING  (IN  THOUSANDS):

F22

                             RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(12)     INCOME  TAXES,  CONTINUED

-----------------------------------------------------------------------------------------
                                                               2003      2002      2001
-----------------------------------------------------------------------------------------
Taxes computed at statutory U.S. rate . . . . . . . . . . .  $23,495   $19,108   $ 9,287
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit . . . . . . . .      274       363       356
Non-deductible expenses . . . . . . . . . . . . . . . . . .      243       116       460
Research and development credit . . . . . . . . . . . . . .   (1,690)     (888)     (781)
Tax effect of intercompany dividends. . . . . . . . . . . .        -     2,577    (3,885)
Utilization of net operating loss carryforwards . . . . . .        -         -        (5)
Write-off of net operating losses due to business cessation        -     1,046         -
Change in valuation allowance . . . . . . . . . . . . . . .      457    (2,614)    4,431
Effect of non-U.S. tax rates. . . . . . . . . . . . . . . .   (2,498)   (3,379)        4
In-process research and development write-off . . . . . . .        -       123     6,010
Provision for restructure . . . . . . . . . . . . . . . . .        -         -       187
Other . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,117       634      (380)
-----------------------------------------------------------------------------------------
                                                             $21,398   $17,086   $15,684
-----------------------------------------------------------------------------------------


THE MEASUREMENT OF DEFERRED TAX ASSETS AND LIABILITIES AT JUNE 30 OF EACH YEAR REFLECT FOREIGN CURRENCY TRANSLATION ADJUSTMENTS, CHANGES IN ENACTED TAX RATES AND CHANGES IN TEMPORARY DIFFERENCES. THE TAX EFFECTS OF TEMPORARY DIFFERENCES THAT GIVE RISE TO SIGNIFICANT PORTIONS OF THE DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES ARE COMPRISED OF THE FOLLOWING AT JUNE 30, 2003 AND 2002 (IN THOUSANDS):


--------------------------------------------------------------------
                                                  2003       2002
--------------------------------------------------------------------
Deferred tax assets:
Employee benefit obligations . . . . . . . . .  $  1,208   $   940
Inventory. . . . . . . . . . . . . . . . . . .     1,068       289
Provision for service warranties . . . . . . .       343       195
Provision for doubtful debts . . . . . . . . .       768       648
Net operating loss carryforwards . . . . . . .     1,277     1,088
Foreign tax credits. . . . . . . . . . . . . .     7,288     7,291
AMT tax credit . . . . . . . . . . . . . . . .     1,667     1,675
Accrual for legal costs. . . . . . . . . . . .       307        54
Intercompany profit in inventories . . . . . .     6,013     5,606
Capitalized software . . . . . . . . . . . . .       472         -
Deferred gain on sale-leaseback. . . . . . . .     1,329     1,740
Other. . . . . . . . . . . . . . . . . . . . .     2,112     1,679
--------------------------------------------------------------------
                                                  23,852    21,205
--------------------------------------------------------------------
Less valuation allowance . . . . . . . . . . .    (3,385)   (2,950)
--------------------------------------------------------------------
Deferred tax assets. . . . . . . . . . . . . .    20,467   $18,255
--------------------------------------------------------------------

Deferred tax liabilities:
Patents . . . . . . . . . . . . . . . . . . .       (93)      (74)
Capitalized software. . . . . . . . . . . . .         -      (451)
Unrealized gain on foreign currency options .      (773)     (829)
Unrealized foreign exchange gains . . . . . .    (1,678)     (238)
Property, plant and equipment. . . . . . . . .   (2,244)   (1,595)
Undistributed German income . . . . . . . . .    (3,448)   (3,355)
Deferred tax deductible goodwill amortization    (3,634)   (2,410)
Other . . . . . . . . . . . . . . . . . . . .      (296)      (14)
--------------------------------------------------------------------
Deferred tax liabilities . . . . . . . . . . .   (12,166)   (8,966)
--------------------------------------------------------------------
Net deferred tax asset . . . . . . . . . . . .  $  8,301   $ 9,289
--------------------------------------------------------------------

F23

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(12)     INCOME  TAXES,  CONTINUED

AS  OF  JUNE  30,  2003,  THE COMPANY HAD $2,219,000, $4,602,000 AND $934,000 OF
US FEDERAL, US STATE AND NON-US NET OPERATING LOSS CARRYFORWARDS, RESPECTIVELY, WHICH EXPIRE IN VARIOUS YEARS THROUGH 2023 OR CARRYFORWARD INDEFINITELY. THE COMPANY ALSO HAD FOREIGN TAX CREDIT CARRYFORWARDS OF $7,288,000 AND ALTERNATIVE MINIMUM TAX CREDIT CARRYFORWARDS OF $1,667,000. THE FOREIGN TAX CREDIT CARRYFORWARDS HAVE EXPIRATION DATES THROUGH 2008.

THE VALUATION ALLOWANCE AT JUNE 30, 2003, PRIMARILY RELATES TO A PROVISION FOR UNCERTAINTY AS TO THE UTILIZATION OF FOREIGN TAX CREDITS OF $3,303,000 AND NET OPERATING LOSS CARRYFORWARDS OF $82,000 FOR MALAYSIA AND FINLAND.

(13)     EMPLOYEE  RETIREMENT  PLANS

THE COMPANY CONTRIBUTES TO A NUMBER OF EMPLOYEE RETIREMENT PLANS FOR THE BENEFIT OF ITS EMPLOYEES. THESE PLANS ARE DETAILED AS FOLLOWS:

(1) AUSTRALIA - THE COMPANY CONTRIBUTES TO DEFINED CONTRIBUTION PENSION PLANS FOR EACH EMPLOYEE RESIDENT IN AUSTRALIA. ALL AUSTRALIAN EMPLOYEES AFTER SERVING A QUALIFYING PERIOD, ARE ENTITLED TO BENEFITS ON RETIREMENT, DISABILITY OR DEATH. EMPLOYEES MAY CONTRIBUTE ADDITIONAL FUNDS TO THE PLANS. FROM JULY 1, 2002 THE COMPANY CONTRIBUTES TO THE PLANS AT THE RATE OF 9% OF THE SALARIES OF ALL AUSTRALIAN EMPLOYEES. PRIOR TO JULY 2002, THE COMPANY CONTRIBUTED 8% FOR ALL QUALIFIED EMPLOYEES. TOTAL COMPANY CONTRIBUTIONS TO THE PLANS FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001 WERE $1,663,391, $968,000 AND $814,000, RESPECTIVELY.

(2) UNITED KINGDOM - THE COMPANY CONTRIBUTES TO A DEFINED CONTRIBUTION PLAN FOR EACH PERMANENT UNITED KINGDOM EMPLOYEE. ALL EMPLOYEES, AFTER SERVING A
     THREE-MONTH QUALIFYING PERIOD, ARE ENTITLED TO BENEFIT ON RETIREMENT, DISABILITY OR DEATH. EMPLOYEES MAY CONTRIBUTE ADDITIONAL FUNDS TO THE PLAN. THE COMPANY CONTRIBUTES TO THE PLANS AT THE RATE OF 5% OF THE SALARIES. PRIOR TO JANUARY 2002, THE COMPANY CONTRIBUTED 3% FOR ALL QUALIFIED EMPLOYEES. TOTAL COMPANY CONTRIBUTIONS TO THE PLAN WERE $23,376, $16,000 AND $7,000 IN FISCAL 2003, 2002, AND 2001 RESPECTIVELY.

(3) UNITED STATES - THE COMPANY SPONSORS A DEFINED CONTRIBUTION PENSION PLAN AVAILABLE TO SUBSTANTIALLY ALL DOMESTIC EMPLOYEES. COMPANY CONTRIBUTIONS TO THIS PLAN ARE BASED ON A PERCENTAGE OF EMPLOYEE CONTRIBUTIONS TO A MAXIMUM OF 3% OF EMPLOYEE SALARIES. THE COST OF THIS PLAN TO THE COMPANY WAS $326,000, $245,000 AND $158,000 IN FISCAL 2003, 2002 AND 2001 RESPECTIVELY.

(4) SWITZERLAND - THE COMPANY SPONSORS A FIXED RETURN DEFINED CONTRIBUTION FUND FOR EACH PERMANENT SWISS EMPLOYEE. AS PART OF THE COMPANY'S CONTRIBUTION TO THE FUND THE COMPANY GUARANTEES A FIXED 3% NET RETURN ON ACCUMULATED CONTRIBUTIONS PER ANNUM. THE COMPANY CONTRIBUTES TO THE PLANS AT VARIABLE RATES WHICH HAVE AVERAGED 10% OF SALARIES OVER THE LAST THREE YEARS. TOTAL COMPANY CONTRIBUTIONS TO THE PLAN WERE $133,000 AND $94,000 IN FISCAL 2003 AND 2002 RESPECTIVELY.


F24

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002


(14)     SEGMENT  INFORMATION

THE COMPANY OPERATES SOLELY IN THE SLEEP DISORDERED BREATHING SECTOR OF THE RESPIRATORY MEDICINE INDUSTRY. THE COMPANY THEREFORE BELIEVES THAT, GIVEN THE SINGLE MARKET FOCUS OF ITS OPERATIONS AND THE INTER-DEPENDENCE OF ITS PRODUCTS THAT THE COMPANY OPERATES AS A SINGLE OPERATING SEGMENT. THE COMPANY ASSESSES PERFORMANCE AND ALLOCATES RESOURCES ON THE BASIS OF A SINGLE OPERATING ENTITY.

FINANCIAL  INFORMATION  BY  GEOGRAPHIC  AREA  FOR THE YEARS ENDED JUNE 30, 2003,
2002  AND  2001,  IS  SUMMARIZED  BELOW  (IN  THOUSANDS):


-----------------------------------------------------------------------------------------
                                                                       Rest of
                                  U.S.A    Germany  Australia  France  World    Total
-----------------------------------------------------------------------------------------
2003
Revenue from external customers  $124,375   51,992      6,972  27,745  62,486  $273,570

Long lived assets . . . . . . .  $ 34,340    5,765     68,300   1,030   2,350  $111,785
-----------------------------------------------------------------------------------------


2002
Revenue from external customers  $ 95,463   35,386      5,569  20,957  46,701  $204,076

Long lived assets . . . . . . .  $ 34,127    3,738     46,370     599   2,455  $ 87,289
-----------------------------------------------------------------------------------------


2001
Revenue from external customers  $ 74,981   25,646      5,318  17,592  31,619  $155,156

Long lived assets . . . . . . .  $ 30,475    3,063     25,130     555   1,725  $ 60,948
-----------------------------------------------------------------------------------------


NET REVENUES FROM EXTERNAL CUSTOMERS IS BASED ON THE LOCATION OF THE CUSTOMER. LONG-LIVED ASSETS OF GEOGRAPHIC AREAS ARE THOSE ASSETS USED IN THE
COMPANY'S OPERATIONS IN EACH GEOGRAPHICAL AREA AND EXCLUDES PATENTS, DEFERRED TAX ASSETS AND GOODWILL.

F25

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002

(15)     COMMITMENTS

THE COMPANY LEASES BUILDINGS, MOTOR VEHICLES AND OFFICE EQUIPMENT UNDER OPERATING LEASES. RENTAL CHARGES FOR THESE ITEMS ARE EXPENSED AS INCURRED. AT JUNE 30, 2003 THE COMPANY HAD THE FOLLOWING FUTURE MINIMUM LEASE PAYMENTS UNDER NON-CANCELABLE OPERATING LEASES (IN THOUSANDS):


------------------------------------------------------------------------------
                              Operating   Sub lease       Total net minimum
Years. . . . . . . . . . . .  Leases      rental income   lease payments
------------------------------------------------------------------------------
2004 . . . . . . . . . . . .  $    5,134  $          358  $            4,776
2005 . . . . . . . . . . . .       4,817             387               4,430
2006 . . . . . . . . . . . .       1,571              72               1,499
2007 . . . . . . . . . . . .       1,244               -               1,244
2008 . . . . . . . . . . . .         952               -                 952
Thereafter . . . . . . . . .         722               -                 722
Total minimum lease payments  $   14,440  $          817  $           13,623
------------------------------------------------------------------------------



RENT EXPENSES UNDER OPERATING LEASES FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001 WERE APPROXIMATELY $3,801,000, $2,267,000 AND $1,087,000, RESPECTIVELY.


(16)     BUSINESS  ACQUISITIONS

FISCAL  YEAR  ENDED  JUNE  30,  2003

ON JULY 24, 2002 WE ACQUIRED THE BUSINESS OF JOHN STARK AND ASSOCIATES, OUR TEXAS REPRESENTATIVE, FOR TOTAL CONSIDERATION OF $0.3 MILLION IN CASH. THE ACQUISITION HAS BEEN ACCOUNTED FOR AS A PURCHASE AND ACCORDINGLY, THE RESULTS OF OPERATIONS OF JOHN STARK AND ASSOCIATES WERE INCLUDED WITHIN THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FROM JULY 24, 2002. AN AMOUNT OF $0.3 MILLION REPRESENTING THE EXCESS OF THE PURCHASE PRICE OVER THE FAIR VALUE OF NET
IDENTIFIABLE  ASSETS  ACQUIRED  OF  $NIL,  HAS  BEEN  RECORDED  AS  GOODWILL.

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

F26

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002


(16)     BUSINESS  ACQUISITIONS,  CONTINUED

FISCAL  YEAR  ENDED  JUNE  30,  2002  (CONTINUED)

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT OF $0.4 MILLION WAS EXPENSED UPON ACQUISITION OF SMI BECAUSE TECHNOLOGICAL FEASIBILITY OF THE PRODUCTS UNDER DEVELOPMENT HAD NOT BEEN ESTABLISHED AND NO FURTHER ALTERNATIVE USES EXISTED. THE VALUE OF IN-PROCESS TECHNOLOGY WAS CALCULATED BY IDENTIFYING RESEARCH PROJECTS IN AREAS FOR WHICH TECHNOLOGICAL FEASIBILITY HAD NOT BEEN ESTABLISHED, ESTIMATING THE COSTS TO DEVELOP THE PURCHASED IN-PROCESS TECHNOLOGY INTO COMMERCIALLY VIABLE PRODUCTS, ESTIMATING THE RESULTING NET CASH FLOWS FROM SUCH PRODUCTS, DISCOUNTING THE NET CASH FLOWS TO PRESENT VALUE, AND APPLYING THE REDUCED PERCENTAGE COMPLETION OF THE PROJECTS THERETO. THE DISCOUNT RATES USED IN THE ANALYSIS WERE 19% AND WERE BASED ON THE RISK PROFILE OF THE ACQUIRED ASSETS.

PURCHASED RESEARCH AND DEVELOPMENT PROJECTS RELATED TO ELECTRICAL MOTOR SYSTEMS USED IN OUR FLOW GENERATOR DEVICES AND OTHER MEDICAL AND DATA STORAGE EQUIPMENT. KEY ASSUMPTIONS USED IN THE ANALYSIS INCLUDED GROSS MARGINS OF 34%. AS OF THE DATE OF ACQUISITION, NEW MOTOR SYSTEMS FOR USE IN MEDICAL AND HEALTH APPLICATIONS ARE EXPECTED TO BE COMPLETED AND COMMERCIALLY AVAILABLE BY 2004. THESE PROJECTS HAVE ESTIMATED COSTS TO COMPLETE TOTALING APPROXIMATELY $0.5 MILLION.

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

F27

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002


(16)     BUSINESS  ACQUISITION,  CONTINUED

FISCAL  YEAR  ENDED  JUNE  30,  2001  (CONTINUED)

THE ACQUISITION HAS BEEN ACCOUNTED FOR AS A PURCHASE AND ACCORDINGLY, THE RESULTS OF OPERATIONS OF MAP HAVE BEEN INCLUDED IN THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FROM FEBRUARY 16, 2001. AN AMOUNT OF $47.1 MILLION, REPRESENTING THE EXCESS OF THE PURCHASE PRICE OVER THE FAIR VALUE OF THE NET IDENTIFIABLE ASSETS ACQUIRED, HAS BEEN RECORDED AS GOODWILL.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT OF $17.7 MILLION WAS EXPENSED UPON ACQUISITION OF MAP BECAUSE TECHNOLOGICAL FEASIBILITY OF THE PRODUCTS UNDER DEVELOPMENT HAD NOT BEEN ESTABLISHED AND NO FURTHER ALTERNATIVE USES EXISTED. THE VALUE OF IN PROCESS TECHNOLOGY WAS CALCULATED BY IDENTIFYING RESEARCH PROJECTS IN AREAS FOR WHICH TECHNOLOGICAL FEASIBILITY HAD NOT BEEN ESTABLISHED, ESTIMATING THE COSTS TO DEVELOP THE PURCHASED IN PROCESS TECHNOLOGY INTO COMMERCIALLY VIABLE PRODUCTS, ESTIMATING THE RESULTING NET CASH FLOWS FROM SUCH PRODUCTS, DISCOUNTING THE NET CASH FLOWS TO PRESENT VALUE, AND APPLYING THE REDUCED PERCENTAGE COMPLETION OF THE PROJECTS THERETO. THE DISCOUNT RATES USED IN THE ANALYSIS WERE BETWEEN 27% AND 33% AND WERE BASED ON THE RISK PROFILE OF THE ACQUIRED ASSETS.

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

THE FOLLOWING UNAUDITED PRO-FORMA FINANCIAL INFORMATION PRESENTS THE COMBINED RESULTS OF OPERATIONS OF THE COMPANY AND MAP AS IF THE ACQUISITION HAD OCCURRED AS OF THE BEGINNING OF THE YEAR ENDED JUNE 30, 2001 AND AFTER GIVING EFFECT TO CERTAIN ADJUSTMENTS, INCLUDING AMORTIZATION OF GOODWILL AND INCREASED INTEREST EXPENSE ASSOCIATED WITH DEBT FUNDING THE ACQUISITION. THE PRO-FORMA FINANCIAL INFORMATION DOES NOT NECESSARILY REFLECT THE RESULTS OF OPERATIONS THAT WOULD HAVE OCCURRED HAD THE COMPANY AND MAP CONSTITUTED A SINGLE ENTITY DURING FISCAL 2001.


------------------------------------------------
(In thousands except per share data)    2001
------------------------------------------------
Net revenue. . . . . . . . . . . . .  $172,250
Net income . . . . . . . . . . . . .    28,556

Basic earnings per share . . . . . .  $   0.92
Diluted earnings per share . . . . .  $   0.85

Basic shares outstanding . . . . . .    31,129
Diluted shares outstanding . . . . .    33,484
------------------------------------------------

F28

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002


(16)     BUSINESS  ACQUISITION,  CONTINUED

FISCAL  YEAR  ENDED  JUNE  30,  2001  (CONTINUED)

DURING THE DECEMBER 2001, THE COMPANY PAID AN AMOUNT OF $1.4 MILLION AS FINAL CONSIDERATION ASSOCIATED WITH THE PURCHASE OF MAP. THE AMOUNT HAS BEEN RECORDED AS GOODWILL.


(17)     COMPREHENSIVE  INCOME

MOVEMENTS IN COMPREHENSIVE INCOME (LOSS) FOR THE YEAR ENDED JUNE 30, 2003 ARE PRESENTED BELOW (IN THOUSANDS):

-------------------------------------------------------------------------------------------------------------
                                 Foreign     Unrealized   Accumulated Other      Retained     Accumulated
                                 Currency    Gains on     Comprehensive          Earnings     Comprehensive
                                 Items       Securities   Income (Loss)                       Income (Loss)
-------------------------------------------------------------------------------------------------------------
Beginning balance, July 1, 2002    ($8,230)         105              ($8,125)    $114,643     $ 106,518
Current period change . . . . .     38,131          (96)              38,035       45,729        83,764
-------------------------------------------------------------------------------------------------------------
Ending balance, June 30, 2003 .  $  29,901            9   $           29,910     $160,372     $ 190,282
-------------------------------------------------------------------------------------------------------------


COMPREHENSIVE INCOME/(LOSS) FOR THE YEARS ENDED JUNE 30, 2003, JUNE 30, 2002 AND JUNE 30, 2001 WAS $83.8 MILLION, $59.0 MILLION AND ($4.8) MILLION, RESPECTIVELY.

THE COMPANY DOES NOT PROVIDE FOR US INCOME TAXES ON FOREIGN CURRENCY TRANSLATION ADJUSTMENTS SINCE IT DOES NOT PROVIDE FOR SUCH TAXES ON UNDISTRIBUTED EARNINGS OF FOREIGN SUBSIDIARIES. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AT JUNE 30, 2003 AND JUNE 30, 2002 CONSISTED OF FOREIGN CURRENCY TRANSLATION ADJUSTMENTS WITH NET CREDIT BALANCE OF $29.9 MILLION AND A NET DEBIT BALANCE OF $8.2 MILLION RESPECTIVELY AND UNREALIZED GAINS ON SECURITIES OF $9,000 (NET OF TAX OF $6,000) AND $105,000 (NET OF TAX OF $57,000), RESPECTIVELY.


(18)     LEGAL  ACTIONS

THE COMPANY WAS ENGAGED IN LITIGATION RELATING TO THE ENFORCEMENT AND DEFENSE OF CERTAIN OF ITS PATENTS DURING THE FISCAL YEAR.

1995 LITIGATION WITH RESPIRONICS. IN JANUARY 1995, OUR SUBSIDIARY, RESMED LIMITED, FILED A COMPLAINT IN THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF CALIFORNIA SEEKING MONETARY DAMAGES FROM AND INJUNCTIVE RELIEF AGAINST RESPIRONICS, INC. FOR ALLEGED INFRINGEMENT OF THREE OF ITS PATENTS. IN FEBRUARY 1995, RESPIRONICS FILED A COMPLAINT IN THE U.S. DISTRICT COURT FOR THE WESTERN DISTRICT OF PENNSYLVANIA, IN PITTSBURGH, AGAINST RESMED LIMITED SEEKING A DECLARATORY JUDGMENT THAT RESPIRONICS, INC. DOES NOT INFRINGE CLAIMS OF THESE PATENTS AND THAT RESMED LIMITED'S PATENTS ARE INVALID AND UNENFORCEABLE. THE RESPIRONICS COMPLAINT ALSO MADE THE UNIVERSITY OF SYDNEY A PARTY AS THE UNIVERSITY OF SYDNEY IS THE ASSIGNEE OF ONE OF THE PATENTS IN SUIT; RESMED LIMITED IS THE EXCLUSIVE LICENSEE OF THAT PATENT. THE TWO ACTIONS WERE COMBINED AND ARE PROCEEDING IN THE WESTERN DISTRICT OF PENNSYLVANIA. IN JUNE 1996, RESMED LIMITED FILED AN ADDITIONAL COMPLAINT AGAINST RESPIRONICS FOR INFRINGEMENT OF A FOURTH RESMED PATENT, AND THAT COMPLAINT WAS CONSOLIDATED WITH THE EARLIER ACTION.

F29

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002


(18)     LEGAL  ACTIONS,  CONTINUED

THE COURT HAS GRANTED THREE PARTIAL SUMMARY JUDGMENT MOTIONS, FINDING THAT RESPIRONICS DOES NOT INFRINGE THREE OF THE FOUR PATENTS AT ISSUE. IN DECEMBER 1999, IN RESPONSE TO THE COURT'S RULING ON RESPIRONICS, INC.'S THIRD SUMMARY JUDGMENT MOTION, THE PARTIES JOINTLY STIPULATED TO A DISMISSAL OF CHARGES OF INFRINGEMENT UNDER THE FOURTH RESMED PATENT, WITH RESMED RESERVING THE RIGHT TO REASSERT THE CHARGES IN THE EVENT OF A FAVORABLE RULING ON APPEAL OF THE THIRD PARTIAL SUMMARY JUDGMENT. ON SEPTEMBER 9, 2003, THE COURT VACATED THE SUMMARY JUDGMENTS.

RESMED  AND  RESPIRONICS  HAVE  AGREED  TO  SETTLE  THIS  ACTION.  RESMED  AND
RESPIRONICS  WILL  DISMISS  ALL  CLAIMS  IN  THE  ACTION  WITH  PREJUDICE.

2002 LITIGATION WITH FISHER & PAYKEL HEALTHCARE. ON AUGUST 26, 2002, RESMED INC., RESMED CORP. AND RESMED LIMITED FILED A LAWSUIT IN U.S. DISTRICT COURT FOR THE SOUTHERN DISTRICT OF CALIFORNIA, IN SAN DIEGO AGAINST FISHER & PAYKEL HEALTHCARE INC AND FISHER & PAYKEL HEALTHCARE LIMITED ("FISHER & PAYKEL HEALTHCARE"). RESMED'S AMENDED COMPLAINT SOUGHT A JUDGMENT THAT SELECTED FISHER & PAYKEL HEALTHCARE MASK PRODUCTS INFRINGE PATENTS HELD BY RESMED. THE COMPLAINT FURTHER CHARGED THE DEFENDANTS WITH THE COPYING OF RESMED PROPRIETARY MASK TECHNOLOGY AND ALLEGES VIOLATIONS OF THE LANHAM ACT, TRADEMARK AND TRADE DRESS INFRINGEMENT AND COMMON LAW VIOLATIONS RELATING TO THE APPEARANCE OF RESMED MASK PRODUCTS.

ON MAY 6, 2003, RESMED AND FISHER & PAYKEL HEALTHCARE AGREED TO SETTLE THIS PATENT INFRINGEMENT LAWSUIT. IN ACCORDANCE WITH THE SETTLEMENT, FISHER & PAYKEL INTRODUCED A NEW DESIGN OF ITS MASK IN THE UNITED STATES BY AUGUST 1, 2003 AND RESMED WILL NOT ASSERT INTELLECTUAL PROPERTY CLAIMS AGAINST THE NEW MASK. IN ADDITION, FISHER & PAYKEL MAY CONTINUE TO SELL ITS EXISTING MASKS OUTSIDE THE UNITED STATES UNTIL OCTOBER 1, 2003, UNDER LICENSE FROM RESMED, UNTIL IT INTRODUCES THE NEW VERSION THERE. RESMED HAS DISMISSED THE LAWSUIT WITH PREJUDICE.

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

ON OCTOBER 16, 2002 RESPIRONICS, INC. FILED A LAWSUIT IN U.S. DISTRICT COURT FOR THE WESTERN DISTRICT OF PENNSYLVANIA, IN PITTSBURGH, AGAINST RESMED LIMITED SEEKING A DECLARATORY JUDGMENT THAT RESPIRONICS, INC. DOES NOT INFRINGE THE PATENTS THAT ARE THE SUBJECT OF RESMED'S OCTOBER 11, 2002 COMPLAINT FILED IN SAN DIEGO, THAT SUCH PATENTS ARE INVALID AND UNENFORCEABLE AND THAT RESPIRONICS HAS NOT COMMITTED ANY OTHER TRADEMARK, TRADE DRESS OR COMMON LAW VIOLATIONS. ON JULY 29, 2003, THE COURT ORDERED THE CASE TRANSFERRED TO THE US DISTRICT COURT FOR THE SOUTHERN DISTRICT OF CALIFORNIA.

RESMED  AND  RESPIRONICS  HAVE  AGREED  TO  SETTLE  THIS  ACTION.  RESMED  AND
RESPIRONICS  WILL  DISMISS  ALL  CLAIMS  IN  THE  ACTION  WITH  PREJUDICE.

F30

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002


(18)     LEGAL  ACTIONS,  CONTINUED

OTHER LITIGATION. IN ADDITION TO THE MATTERS DESCRIBED ABOVE, IN THE NORMAL COURSE OF BUSINESS, WE ARE SUBJECT TO ROUTINE LITIGATION INCIDENTAL TO OUR
BUSINESS. WHILE THE RESULTS OF THIS LITIGATION CANNOT BE PREDICTED WITH CERTAINTY, WE BELIEVE THAT THEIR FINAL OUTCOME WILL NOT HAVE A MATERIAL ADVERSE EFFECT ON OUR CONSOLIDATED FINANCIAL STATEMENTS TAKEN AS A WHOLE.


(19)     IN-PROCESS  RESEARCH  AND  DEVELOPMENT  CHARGE

MAP

ON ACQUISITION OF MAP IN FEBRUARY 2001, THE COMPANY RECOGNIZED AS AN EXPENSE A CHARGE OF $17.7 MILLION WITH RESPECT TO FIVE IN-PROCESS RESEARCH AND DEVELOPMENT PROGRAMS UNDER ACTIVE DEVELOPMENT BY MAP AT DATE OF ACQUISITION. THE FIVE PROJECTS WERE:

(I)     A  SINGLE-WALLED  NASAL  CUSHION  MASK  SYSTEM.
(II)    A  NEW  HEADGEAR  SYSTEM
(III)   STANDALONE  ACTIVE  HUMIDIFIER
(IV)    AN  AUTOTITRATION  CPAP  DEVICE  FOR  TREATMENT  OF  OSA
(V)     A  NEW  OSA  DIAGNOSTIC  DEVICE.

THE  STATUS  OF  EACH  PROJECT  IS  AS  NOTED  BELOW:

(I)     SINGLE-WALLED  NASAL  CUSHION

THE NASAL CUSHION UNDER DEVELOPMENT BY MAP ON ACQUISITION WAS ORIGINALLY DUE FOR RELEASE IN OCTOBER 2001. DELAYS IN THE DESIGN AND MANUFACTURING PROCESS DELAYED THE RELEASE FOR SEVEN MONTHS, UNTIL APRIL 2002. THE DELAY IN RELEASE OF THE
PRODUCT WAS NOT SIGNIFICANT OVER ITS EXPECTED LIFE CYCLE, AND HAS MADE NO SIGNIFICANT IMPACT ON THE NET RETURN ASSUMPTIONS USED IN THE INITIAL IN-PROCESS RESEARCH AND DEVELOPMENT MODEL. SINCE RELEASE, THE PRODUCT (NOW REFERRED TO AS THE PAPILLON) HAS MET OR EXCEEDED ALL SALES FORECASTS.

(II)     NEW  HEADGEAR

THE NEW HEADGEAR PRODUCT LINE WAS WITHHELD TO COINCIDE WITH THE RELEASE OF THE PAPILLION MASK SYSTEM IN APRIL 2002 AND SO WAS ALSO SEVEN MONTHS BEHIND SCHEDULE IN PROJECTED RELEASE DATES. SINCE RELEASE, THE NEW HEADGEAR SYSTEM HAS EXCEEDED ORIGINAL SALES PROJECTIONS AND CONTINUES TO MEET OR EXCEED INITIAL EXPECTATIONS.

F31

                          RESMED  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             JUNE  30,  2003  AND  2002


(19)     IN-PROCESS  RESEARCH  AND  DEVELOPMENT  CHARGE,  CONTINUED

(III)     STANDALONE  ACTIVE  HUMIDIFIER

DUE TO OTHER PRIORITIES AND TO THE INTRODUCTION OF INTEGRATED HUMIDIFICATION FLOW GENERATOR DEVICES BY A NUMBER OF COMPETITORS DURING FISCAL 2002, WE HAVE DELAYED THE STANDALONE HUMIDIFIER PROJECT.

GIVEN THE RELATIVELY SMALL REVENUE FORECAST OF THE PRODUCT LINE IN THE IN-PROCESS RESEARCH AND DEVELOPMENT MODEL, THE FINANCIAL IMPACT OF THIS PROJECT IS NOT MATERIAL TO RESMED OR THE NET RETURN OF THE MAP ACQUISITION.

(IV)     AUTO  TITRATION  CPAP  DEVICE

THE MAIN PRODUCT DEVELOPMENT EFFORT OF MAP SINCE ACQUISITION HAS BEEN ON THE COMPLETION OF THE AUTOTITRATION CPAP FLOW GENERATOR SPECIFIED IN THE INITIAL IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. THIS PROJECT EXPERIENCED SOME DELAYS DUE TO THE COMPLEXITY OF THE SOFTWARE ALGORITHM DEVELOPMENT PROCESS AND ASSOCIATED ELECTRONICS RESULTING IN THE PRODUCT BEING RELEASED IN NOVEMBER 2002.

(V)     OSA  DIAGNOSTIC  DEVICE

MAP'S NEW DIAGNOSTIC DEVICE REMAINS ON TARGET FOR INITIAL MARKET RELEASE IN CALENDAR 2003 ALTHOUGH THE FORECASTED RELEASE DATE OF MARCH 2003 WAS NOT ACHIEVED. WE REMAIN CONFIDENT IN THE CAPACITY OF THE DEVICE TO ENHANCE THE DIAGNOSTIC PROCESS, AND REMAIN CONFIDENT IN THE POTENTIAL OF THE PRODUCT TO SIGNIFICANTLY IMPACT THE TREATMENT AND DIAGNOSIS OF OBSTRUCTIVE SLEEP APNEA IN THE GERMAN MARKET.

AS AT JUNE 30, 2003, THREE OF THE FIVE PROGRAMS HAVE BEEN COMPLETED WITH THE RELEASE OF THE PAPILLON MASK SYSTEM, UPGRADED HEADGEAR AND THE MAGELLAN AUTOMATED FLOW GENERATOR CPAP DEVICE. ALL THREE PRODUCTS ARE GENERATING SALES REVENUE CONSISTENT WITH OUR ORIGINAL EXPECTATIONS AND ASSUMPTIONS USED IN CALCULATING THE IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. WE EXPECT TO RELEASE PRODUCTS WITH RESPECT TO BOTH REMAINING IN-PROCESS RESEARCH AND DEVELOPMENT PROGRAMS OVER THE NEXT TWELVE-MONTH PERIOD, WHICH IS GENERALLY CONSISTENT WITH OUR ORIGINAL EXPECTATIONS.

GIVEN THE SUCCESSFUL COMPLETION OF THE ABOVE RESEARCH PROGRAMS AND PERFORMANCE OF THE ASSOCIATED PRODUCT LINES, WE REMAIN CONFIDENT IN THE ASSUMPTIONS USED TO DETERMINE THE IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE AND AS A RESULT THE NET RETURN OF THE MAP ACQUISITION.

F32

                          RESMED  INC.  AND  SUBSIDIARIES
                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATED  SEPTEMBER  10,  2003

RESMED  INC.

/S/  PETER  C.  FARRELL
----------------------------------------
PETER  C.  FARRELL
PRESIDENT  AND  CHIEF  EXECUTIVE  OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



--------------------------------------------------------------------------------------------
SIGNATURE . . . . . . . . . . . .  TITLE                             DATE
--------------------------------------------------------------------------------------------

/S/  PETER C. FARRELL . . . . . .  Chief Executive Officer,          September 10, 2003
     Peter C. Farrell . . . . . . .President, Chairman of the Board
                                   (Principal Executive Officer)

--------------------------------------------------------------------------------------------

/S/  ADRIAN M. SMITH . . . . . .   Vice President Finance and        September 10, 2003
     Adrian M. Smith. . . . . . . .Chief Financial Officer

--------------------------------------------------------------------------------------------

/S/  CHRISTOPHER G. ROBERTS .      Director                          September 10, 2003
     Christopher G. Roberts
--------------------------------------------------------------------------------------------


/S/  MICHAEL A. QUINN . . . . . .  Director                          September 10, 2003
     Michael A. Quinn
--------------------------------------------------------------------------------------------


/S/  GARY W. PACE . . . . . . . .  Director                          September 10, 2003
     Gary W. Pace
--------------------------------------------------------------------------------------------


/S/  DONAGH MCCARTHY. . . . . . .  Director                          September 10, 2003
     Donagh McCarthy
--------------------------------------------------------------------------------------------


/S/  CHRISTOPHER A. BARTLETT. . .  Director                          September 10, 2003
     Christopher Bartlett
--------------------------------------------------------------------------------------------


/S/  LOUIS A. SIMPSON . . . . . .  Director                          September 10, 2003
     Louis Simpson

--------------------------------------------------------------------------------------------

EXHIBIT  31.1

                    CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER
            PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF  2002

I,  PETER  C.  FARRELL,  CERTIFY  THAT:

1.     I  HAVE  REVIEWED  THIS  ANNUAL  REPORT  ON  FORM  10-K  OF  RESMED INC.;

2. BASED ON MY KNOWLEDGE, THIS REPORT DOES NOT CONTAIN ANY UNTRUE STATEMENT OF A MATERIAL FACT OR OMIT TO STATE A MATERIAL FACT NECESSARY TO MAKE THE STATEMENTS MADE, IN LIGHT OF THE CIRCUMSTANCES UNDER WHICH SUCH STATEMENTS WERE MADE, NOT MISLEADING WITH RESPECT TO THE PERIOD COVERED BY THIS REPORT;

3. BASED ON MY KNOWLEDGE, THE FINANCIAL STATEMENTS, AND OTHER FINANCIAL INFORMATION INCLUDED IN THIS REPORT, FAIRLY PRESENT IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THE REGISTRANT AS OF, AND FOR, THE PERIODS PRESENTED IN THIS REPORT;

4. THE REGISTRANT'S OTHER CERTIFYING OFFICER AND I ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13A-15(E) AND 15D-15(E)) FOR THE REGISTRANT AND HAVE:

      (A) DESIGNED SUCH DISCLOSURE CONTROLS AND PROCEDURES, OR CAUSED SUCH DISCLOSURE CONTROLS AND PROCEDURES TO BE DESIGNED UNDER OUR SUPERVISION, TO ENSURE THAT MATERIAL INFORMATION RELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS REPORT IS BEING PREPARED;

       (B) EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AND PRESENTED IN THIS REPORT OUR CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES, AS OF THE END OF THE PERIOD COVERED BY THIS REPORT BASED ON SUCH EVALUATION; AND

       (C) DISCLOSED IN THIS REPORT ANY CHANGE IN THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING THAT OCCURRED DURING THE REGISTRANT'S MOST RECENT FISCAL QUARTER (THE REGISTRANT'S FOURTH FISCAL QUARTER IN THE CASE OF AN ANNUAL REPORT) THAT HAS MATERIALLY AFFECTED, OR IS REASONABLY LIKELY TO MATERIALLY AFFECT, THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING; AND

5. THE REGISTRANT'S OTHER CERTIFYING OFFICER AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING, TO THE REGISTRANT'S AUDITORS AND THE AUDIT COMMITTEE OF THE REGISTRANT'S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTIONS):

       (A) ALL SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES IN THE DESIGN OR OPERATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING WHICH ARE REASONABLY LIKELY TO ADVERSELY AFFECT THE REGISTRANT'S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT FINANCIAL INFORMATION; AND
       (B) ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING.



SEPTEMBER  10,  2003


/S/  PETER  C.  FARRELL
-----------------------------------------
PETER  C.  FARRELL
CHAIRMAN  AND  CHIEF  EXECUTIVE  OFFICER

EXHIBIT 31.2

                    CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER
            PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF  2002

I,  ADRIAN  M.  SMITH,  CERTIFY  THAT:

1.     I  HAVE  REVIEWED  THIS  ANNUAL  REPORT  ON  FORM  10-K  OF  RESMED INC.;

2. BASED ON MY KNOWLEDGE, THIS REPORT DOES NOT CONTAIN ANY UNTRUE STATEMENT OF A MATERIAL FACT OR OMIT TO STATE A MATERIAL FACT NECESSARY TO MAKE THE STATEMENTS MADE, IN LIGHT OF THE CIRCUMSTANCES UNDER WHICH SUCH STATEMENTS WERE MADE, NOT MISLEADING WITH RESPECT TO THE PERIOD COVERED BY THIS REPORT;

3. BASED ON MY KNOWLEDGE, THE FINANCIAL STATEMENTS, AND OTHER FINANCIAL INFORMATION INCLUDED IN THIS REPORT, FAIRLY PRESENT IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THE REGISTRANT AS OF, AND FOR, THE PERIODS PRESENTED IN THIS REPORT;

4. THE REGISTRANT'S OTHER CERTIFYING OFFICER AND I ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13A-15(E) AND 15D-15(E)) FOR THE REGISTRANT AND HAVE:

       (A) DESIGNED SUCH DISCLOSURE CONTROLS AND PROCEDURES, OR CAUSED SUCH DISCLOSURE CONTROLS AND PROCEDURES TO BE DESIGNED UNDER OUR SUPERVISION, TO ENSURE THAT MATERIAL INFORMATION RELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS REPORT IS BEING PREPARED;

       (B) EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AND PRESENTED IN THIS REPORT OUR CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES, AS OF THE END OF THE PERIOD COVERED BY THIS REPORT BASED ON SUCH EVALUATION; AND

       (C) DISCLOSED IN THIS REPORT ANY CHANGE IN THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING THAT OCCURRED DURING THE REGISTRANT'S MOST RECENT FISCAL QUARTER (THE REGISTRANT'S FOURTH FISCAL QUARTER IN THE CASE OF AN ANNUAL REPORT) THAT HAS MATERIALLY AFFECTED, OR IS REASONABLY LIKELY TO MATERIALLY AFFECT, THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING; AND

5. THE REGISTRANT'S OTHER CERTIFYING OFFICER AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING, TO THE REGISTRANT'S AUDITORS AND THE AUDIT COMMITTEE OF THE REGISTRANT'S
           BOARD  OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTIONS):

       (A) ALL SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES IN THE DESIGN OR OPERATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING WHICH ARE REASONABLY LIKELY TO ADVERSELY AFFECT THE REGISTRANT'S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT FINANCIAL INFORMATION; AND

       (B) ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING.


SEPTEMBER  10,  2003


/S/  ADRIAN  M.  SMITH
--------------------------------------------------------
ADRIAN  M.  SMITH
VICE  PRESIDENT  FINANCE  AND  CHIEF  FINANCIAL  OFFICER

EXHIBIT 32.1

THE FOLLOWING CERTIFICATIONS ARE BEING FURNISHED SOLELY TO ACCOMPANY THE REPORT PURSUANT TO 18 U.S.C. 1350 AND IN ACCORDANCE WITH SEC RELEASE NO. 33-8238. THESE CERTIFICATIONS SHALL NOT BE DEEMED "FILED" FOR PURPOSES OF SECTION 18 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, NOR SHALL THEY BE INCORPORATED BY REFERENCE IN ANY FILING OF THE COMPANY UNDER THE SECURITIES ACT OF 1933, AS AMENDED, WHETHER MADE BEFORE OR AFTER THE DATE HEREOF, REGARDLESS OF ANY GENERAL INCORPORATION LANGUAGE IN SUCH FILING.

                    CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER

PURSUANT  TO  18  U.S.C.   1350, AS CREATED BY SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002, THE UNDERSIGNED OFFICER OF RESMED INC., A DELAWARE CORPORATION (THE "COMPANY"), HEREBY CERTIFIES, TO HIS KNOWLEDGE, THAT:

(I) THE ACCOMPANYING ANNUAL REPORT ON FORM 10-K OF THE COMPANY FOR THE PERIOD ENDED JUNE 30, 2003 (THE "REPORT") FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) OR SECTION 15(D), AS APPLICABLE, OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED; AND

(II) THE INFORMATION CONTAINED IN THE REPORT FAIRLY PRESENTS, IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY.

DATED:  SEPTEMBER  10,  2003

/S/  PETER  C.  FARRELL
-----------------------------------------
PETER  C.  FARRELL
CHAIRMAN  AND  CHIEF  EXECUTIVE  OFFICER


A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO RESMED INC. AND WILL BE RETAINED BY RESMED INC. AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.

                    CERTIFICATION  OF  CHIEF  FINANCIAL  OFFICER

PURSUANT  TO  18  U.S.C.   1350, AS CREATED BY SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002, THE UNDERSIGNED OFFICER OF RESMED INC., A DELAWARE, CORPORATION (THE "COMPANY"), HEREBY CERTIFIES, TO HIS KNOWLEDGE, THAT:

(I) THE ACCOMPANYING ANNUAL REPORT ON FORM 10-K OF THE COMPANY FOR THE PERIOD ENDED JUNE 30, 2003 (THE "REPORT") FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) OR SECTION 15(D), AS APPLICABLE, OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED; AND

(II) THE INFORMATION CONTAINED IN THE REPORT FAIRLY PRESENTS, IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY.

DATED:  SEPTEMBER  10,  2003

/S/  ADRIAN  M.  SMITH
--------------------------------------------------------
ADRIAN  M.  SMITH
VICE  PRESIDENT  FINANCE  AND  CHIEF  FINANCIAL  OFFICER

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO RESMED INC. AND WILL BE RETAINED BY RESMED INC. AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.

SCHEDULE  II


                              RESMED INC. AND SUBSIDIARIES
                     Valuation and Qualifying Accounts and Reserves
                        Years Ended June 30, 2003, 2002 and 2001
                                     (in thousands)

--------------------------------------------------------------------------------------------
                                 Balance at     Charged to  Other         Balance at
                                 Beginning of   costs and   (deductions)  end of period
                                 Period         expenses
--------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 2003
Applied against asset account
Allowance for doubtful accounts  $       1,938       1,144         (608)          2,474

YEAR ENDED JUNE 30, 2002
Applied against asset account
Allowance for doubtful accounts  $         892       1,542         (496)          1,938

YEAR ENDED JUNE 30, 2001
Applied against asset account
Allowance for doubtful accounts  $         833         681         (622)            892
--------------------------------------------------------------------------------------------


                 SEE  ACCOMPANYING  INDEPENDENT  AUDITOR'S  REPORT.

                          RESMED  INC.  AND  SUBSIDIARIES
                                  EXHIBIT  INDEX

2.1 SALE AND ASSIGNMENT AGREEMENT DATED AS OF FEBRUARY 16, 2001, BETWEEN RESMED INC, RESMED BETEILINGUNGS GMBH AND THE SHAREHOLDERS OF MAP MEDIZIN-TECHNOLOGIE GMBH (1)
2.2 AGREEMENT AND PLAN OF MERGER DATED AS OF MAY 14, 2002 AMONG RESMED INC., SERVO MAGNETICS ACQUISITION INC., SERVO MAGNETICS INCORPORATED AND MR. LESLIE HOFFMAN (7)
3.1   CERTIFICATE  OF  INCORPORATION  OF  REGISTRANT,  AS  AMENDED  (2)
3.2   BY-LAWS  OF  REGISTRANT  (2)
4.1   FORM  OF  CERTIFICATE  EVIDENCING  SHARES  OF  COMMON  STOCK  (2)
4.2   RIGHTS  AGREEMENT  DATED  AS  OF  APRIL  23,  1997  (3)
4.3 INDENTURE DATED AS OF JUNE 20, 2001, BETWEEN RESMED INC AND AMERICAN STOCK TRANSFER & TRUST COMPANY (6)
4.4 REGISTRATION RIGHTS AGREEMENT DATED AS OF JUNE 20, 2001, BY AND BETWEEN RESMED INC, MERRILL LYNCH & CO., MERRILL LYNCH, PIERCE, FENNER & SMITH INCORPORATED, DEUTSCHE BANC ALEX BROWN INC., WILLIAM BLAIR & COMPANY, L.L.C., MACQUARIE BANK LIMITED AND UBS WARBURG LLC (6)
4.5 REGISTRATION RIGHTS AGREEMENT DATED AS OF MAY 14, 2002 BETWEEN RESMED INC., AND MR. LESLIE HOFFMAN (7)
10.1  1995  STOCK  OPTION  PLAN  (2)
10.2  1997  EQUITY  PARTICIPATION  PLAN  (4)
10.3 LICENSING AGREEMENT BETWEEN THE UNIVERSITY OF SYDNEY AND RESMED LIMITED DATED MAY 17, 1991, AS AMENDED (2)
10.4 CONSULTING AGREEMENT BETWEEN COLIN SULLIVAN AND RESMED LIMITED EFFECTIVE FROM 1 JANUARY 1998 (5)
10.5 LOAN AGREEMENT BETWEEN THE AUSTRALIAN TRADE COMMISSION AND RESMED LIMITED DATED MAY 3, 1994 (2)
10.6  LEASE  FOR  1091  CARROLL  CANYON ROAD, SAN DIEGO 92131-1109, U.S.A.(5)
10.7  SALE AND LEASEBACK AGREEMENTS FOR 97 WATERLOO RD, NORTH RYDE, AUSTRALIA
(6)
10.8 EMPLOYMENT AGREEMENT DATED AS OF MAY 14, 2002, BETWEEN SERVO MAGNETICS ACQUISITION INC., AND MR. LESLIE HOFFMAN (7)
10.9 AGREEMENT FOR THE PURCHASE OF LOT 6001, NORWEST BOULEVARDE, NORWEST BUSINESS PARK, BAULKHAM HILLS, AUSTRALIA (7)
11.1  COMPUTATION  OF  EARNINGS  PER  COMMON  SHARE
21.1  SUBSIDIARIES  OF  THE  REGISTRANT
23.1  INDEPENDENT  AUDITORS'  CONSENT  AND  REPORT  ON  SCHEDULE
31.1 CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2 CERTIFICATIONS OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1 CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------
(1) INCORPORATED BY REFERENCE TO THE REGISTRANT'S REPORT ON FORM 8-K DATED MARCH 2, 2001.
(2) INCORPORATED BY REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-1 (NO. 33-91094) DECLARED EFFECTIVE ON JUNE 1, 1995.
(3) INCORPORATED BY REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM 8-A12G FILED ON APRIL 25, 1997.
(4)  INCORPORATED  BY  REFERENCE  TO  THE  REGISTRANT'S  1997  PROXY  STATEMENT.
(5) INCORPORATED BY REFERENCE TO THE REGISTRANT'S REPORT ON FORM 10-K DATED JUNE 30, 1998.
(6) INCORPORATED BY REFERENCE TO THE REGISTRANT'S REPORT ON FORM 10-K DATED JUNE 30, 2001.
(7) INCORPORATED BY REFERENCE TO THE REGISTRANT'S REPORT ON FORM 10-K DATED JUNE 30, 2002.

EXHIBIT  11.1


                                           RESMED INC. AND SUBSIDIARIES
                                     Computation of Earnings Per Common Share
                                     (in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------
                                                                                          Year Ended June 30,
                                                                                         2003     2002     2001
-----------------------------------------------------------------------------------------------------------------
BASIC EARNINGS:

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $45,729  $37,506  $11,630
-----------------------------------------------------------------------------------------------------------------
Shares/ Weighted average number of common  shares outstanding. . . . . . . . . . . . .   33,054   32,174   31,129
-----------------------------------------------------------------------------------------------------------------
Basic earnings per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1.38  $  1.17  $  0.37
-----------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS:

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $45,729  $37,506  $11,630
-----------------------------------------------------------------------------------------------------------------
Shares/ Weighted average number of common shares outstanding . . . . . . . . . . . . .   33,054   32,174   31,129
-----------------------------------------------------------------------------------------------------------------
Additional shares assuming conversion of stock options under treasury stock method . .    1,385    1,906    2,355
-----------------------------------------------------------------------------------------------------------------
Weighted average number of common and common equivalent shares outstanding as adjusted   34,439   34,080   33,484
-----------------------------------------------------------------------------------------------------------------
Diluted earnings per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1.33  $  1.10  $  0.35
-----------------------------------------------------------------------------------------------------------------


                 SEE  ACCOMPANYING  INDEPENDENT  AUDITOR'S  REPORT.

EXHIBIT  21.1

                                   RESMED  INC.
                         SUBSIDIARIES  OF  THE  REGISTRANT


RESMED  CORPORATION  (A  MINNESOTA  CORPORATION)
RESMED  (MALAYSIA)  SDN  BHD  (A  MALAYSIAN  CORPORATION)  (2)
RESMED  (UK)  LIMITED  (A  UNITED  KINGDOM  CORPORATION)  (1)
RESMED ASIA PACIFIC LIMITED (INCORPORATED UNDER THE LAWS OF NEW SOUTH WALES, AUSTRALIA) (1)
RESMED  BETEILIGUNGS  GMBH  (A  GERMAN  CORPORATION)
RESMED  FINLAND  OY  (A  FINLAND  CORPORATION)
RESMED HOLDINGS LIMITED (INCORPORATED UNDER THE LAWS OF NEW SOUTH WALES, AUSTRALIA)
RESMED  HONG  KONG  LIMITED  (A  HONG  KONG  CORPORATION)
RESMED  INTERNATIONAL  INC  (A  DELAWARE  CORPORATION)
RESMED  KK  (A  JAPANESE  CORPORATION)  (2)
RESMED LIMITED (INCORPORATED UNDER THE LAWS OF NEW SOUTH WALES, AUSTRALIA) (1) RESMED NEW ZEALAND LIMITED (A NEW ZEALAND CORPORATION) (2)
RESMED  PRIESS  GMBH  (A  GERMAN  CORPORATION)
RESMED  PRIESS  GMBH  AND  CO  KG  (A  GERMAN  CORPORATION)  (2)
RESMED  R&D  LIMITED (INCORPORATED UNDER THE LAWS OF NEW SOUTH WALES, AUSTRALIA)
        (1)
RESMED  SA  (A  FRENCH  CORPORATION)  (2)
RESMED  SINGAPORE  PTE  LTD  (A  SINGAPOREAN  CORPORATION)  (2)
RESMED  SPAIN  SL  (A  SPANISH  CORPORATION)  (2)
RESMED  SWEDEN  AB  (A  SWEDISH  CORPORATION)  (2)
SERVO  MAGNETICS  INC.  (A  DELAWARE  CORPORATION)
LABHARDT  AG  (A  SWISS  CORPORATION)  (2)
MAP  HIRSCH  MEDIZINTECHNIK  F R ARZT UND PATIENT GMBH (AN AUSTRIAN CORPORATION)
(4)
MAP MEDISCHE TECHNIEK VOOR ARTS EN PATIENT BV (A DUTCH CORPORATION) (4) MAP MEDIZINTECHNIK F R ARZT UND PATIENT GMBH (A SWISS CORPORATION) (4) MAP MEDIZIN-TECHNOLOGIE GMBH (A GERMAN CORPORATION) (3)

--------------------------------------------------------------------------------
(1)  A  SUBSIDIARY  OF  RESMED  HOLDINGS  LIMITED
(2)  A  SUBSIDIARY  OF  RESMED  INTERNATIONAL  INC
(3)  A  SUBSIDIARY  OF  RESMED  BETEILIGUNGS  GMBH
(4)  A  SUBSIDIARY  OF  MAP  MEDIZIN-TECHNOLOGIE  GMBH

EXHIBIT  23.1

              INDEPENDENT  AUDITORS'  CONSENT  AND  REPORT  ON  SCHEDULE




THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
RESMED  INC:



THE AUDITS REFERRED TO IN OUR REPORT DATED AUGUST 8, 2003, INCLUDED THE RELATED FINANCIAL STATEMENT SCHEDULE AS OF JUNE 30, 2003 AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED JUNE 30, 2003. THIS FINANCIAL STATEMENT SCHEDULE IS THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THIS FINANCIAL STATEMENT SCHEDULE BASED ON OUR AUDITS. IN OUR OPINION, SUCH FINANCIAL STATEMENT SCHEDULE, WHEN CONSIDERED IN RELATION TO THE BASIC CONSOLIDATED FINANCIAL STATEMENTS TAKEN AS A WHOLE, PRESENTS FAIRLY IN ALL MATERIAL RESPECTS THE INFORMATION SET FORTH THEREIN.

OUR  REPORT  REFERS  TO  A  CHANGE  IN  THE  METHOD  OF ACCOUNTING FOR GOODWILL.

WE CONSENT TO INCORPORATION BY REFERENCE IN THE REGISTRATION STATEMENTS (NOS. 333-08013 AND 333-88231) ON FORM S-8 AND THE REGISTRATION STATEMENTS (NOS.
333-70500 AND 333-100825) ON FORM S-3 OF RESMED INC. OF OUR REPORTS INCLUDED HEREIN.


/S/  KPMG  LLP
------------------------
SAN  DIEGO,  CALIFORNIA
SEPTEMBER  10,  2003