Form 10-Q
period 2003-09-30
RESMED INC
filed 2003-11-13
CIK 943819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

0-26038

Commission file number:

ResMed Inc

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

98-0152841

(IRS Employer Identification No)

14040 Danielson St

Poway CA 92064-6857

United States Of America

(Address of principal executive offices)

(858) 746 2400

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

At November 5, 2003 there were 33,958,137 shares of Common Stock ($0.004 par value) outstanding. This number excludes 425,928 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in US$ thousands, except share and per share data)

	September 30, 2003	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$104,677	$114,491
Marketable securities available-for-sale	27,102	6,533
Accounts receivable, net of allowance for doubtful accounts of $2,244 at September 30, 2003 and $2,474 at June 30, 2003	55,963	56,694
Inventories, net (note 4)	55,973	49,386
Deferred income taxes	9,354	8,301
Prepaid expenses and other current assets	6,632	6,500

Total current assets	259,701	241,905

Property, plant and equipment, net of accumulated amortization of $48,247 at September 30, 2003 and $45,379 at June 30, 2003.	113,482	104,687
Patents, net of accumulated amortization of $3,790 at September 30, 2003 and $3,437 at June 30, 2003	3,777	3,745
Goodwill (note 6)	103,089	102,160
Other assets	6,585	7,098

Total non-current assets	226,933	217,690

Total assets	$486,634	$459,595

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,411	$19,368
Accrued expenses	20,104	19,140
Deferred revenue	6,927	6,355
Income taxes payable	5,698	3,408
Current portion of deferred profit on sale-leaseback	2,342	2,312

Total current liabilities	52,482	50,583

Non current liabilities:
Deferred revenue	8,105	7,210
Deferred profit on sale-leaseback	1,562	2,119
Convertible subordinated notes (note 7)	113,250	113,250

Total non current liabilities	122,917	122,579

Total liabilities	175,399	173,162

Commitments and contingencies (note 8)	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares authorized; none issued	—	—
Common stock $0.004 par value 100,000,000 shares authorized; issued and outstanding 33,882,293 at September 30, 2003 and 33,370,885 at June 30, 2003 (excluding 425,928 and 415,365 shares held as Treasury Stock respectively)	136	134
Additional paid-in capital	116,491	107,432
Retained earnings	172,621	160,372
Treasury stock	(11,877)	(11,415)
Accumulated other comprehensive income (note 5)	33,864	29,910

Total stockholders’ equity	311,235	286,433

Total liabilities and stockholders’ equity	$486,634	$459,595

See the accompanying notes to the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(in US$ thousands, except share and per share data)

	Three Months Ended September 30,
	2003	2002
Net revenue	$72,878	$58,586
Cost of sales	25,720	20,889

Gross profit	47,158	37,697

Operating expenses:
Selling, general and administrative	22,187	17,791
Research and development	6,017	4,395

Total operating expenses	28,204	22,186

Income from operations	18,954	15,511

Other income (expense), net:
Interest income (expense), net	(394)	(883)
Gain on extinguishment of debt	—	338
Other, net	(652)	(967)

Total other income (expense), net	(1,046)	(1,512)

Income before income taxes	17,908	13,999
Income taxes	5,659	4,428

Net income	$12,249	$9,571

Basic earnings per share	$0.36	$0.29
Diluted earnings per share	$0.35	$0.28

Basic shares outstanding (000’s)	33,649	32,882
Diluted shares outstanding (000’s)	35,089	34,121

See the accompanying notes to the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in US$ thousands)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$12,249	$9,571

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,920	2,725
Amortization of deferred borrowing costs	202	248
Provision for service warranties	49	41
Foreign currency options revaluation	116	1,668
Gain on debt extinguishment	—	(338)
Profit on sale and lease-back of building	(566)	(469)

Changes in operating assets and liabilities:
Accounts receivable, net	(211)	(371)
Inventories	(5,943)	(4,235)
Prepaid expenses and other current assets	(774)	(78)
Accounts payable, accrued expenses and other liabilities	3,526	(712)

Net cash provided by operating activities	12,568	8,050

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,027)	(4,796)
Patent registration costs	(280)	(305)
Purchases of non-trading investments	(825)	(250)
Proceeds from sales of non-trading investments	1,038	—
Cash paid for acquisitions, including acquisition costs	(184)	(300)
Purchases of marketable securities—available-for-sale	(22,725)	(4,000)
Proceeds from sale or maturity of marketable securities—available-for-sale	2,132	8,217

Net cash used in investing activities	(31,871)	(1,434)

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	9,061	1,591
Redemption of borrowings	—	(4,530)
Purchase of treasury stock	(462)	(1,921)

Net cash provided by (used in) financing activities	8,599	(4,860)

Effect of exchange rate changes on cash	890	(1,046)

Net increase/(decrease) in cash and cash equivalents	(9,814)	710
Cash and cash equivalents at beginning of period	114,491	72,860

Cash and cash equivalents at end of period	$104,677	$73,570

Supplemental disclosure of cash flow information:
Income taxes paid	$4,584	$5,922
Interest paid	—	—

Fair value of assets acquired in acquisition	$95	$—
Liabilities assumed	—	—
Goodwill on acquisition	89	300

Cash paid for acquisition, including acquisition costs	$184	$300

See the accompanying notes to the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Organization and Basis of Presentation

ResMed Inc. (the “Company”) is a Delaware Corporation formed in March 1994 as a holding company for the ResMed Group. The Company, through its subsidiaries, designs, manufactures and markets devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. The Company’s manufacturing operations are located in Australia, Germany and the United States of America. Major distribution and sales sites are located in the United States of America, Germany, France, United Kingdom, Switzerland, Australia and Sweden.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from management’s estimates.

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

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(b)	Revenue Recognition (continued)

We do not offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims, nor do we offer variable sale prices for subsequent events or activities. However, as part of our sales processes we may provide upfront discounts for large orders, one time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. The costs of all such programs are recorded as an adjustment to revenue. In our domestic sales activities we use a number of manufacturer representatives to sell our products. These representatives are paid a direct commission on sales and act as an integral component of our domestic sales force. We do not sell our products to these representatives and do not recognize revenue on such shipments. Our products are predominantly therapy-based equipment and require no installation. As such, we have no significant installation obligations.

(c)	Cash and Cash Equivalents

Cash equivalents include certificates of deposit, commercial paper, and other highly liquid investments are stated at cost, which approximates market. Investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the consolidated statements of cash flows.

(d)	Inventories

Inventories are stated at the lower of cost, determined principally by the first-in, first-out method, or net realizable value. We review and provide for any product obsolescence in our manufacturing and distribution operations with assessments of individual products and components (based on estimated future usage and sales) being performed throughout the year.

(e)	Property, Plant and Equipment

Property, plant and equipment, including rental equipment, is recorded at cost. Depreciation expense is computed using the straight–line method over the estimated useful lives of the assets, generally two to ten years except for buildings which are depreciated over an estimated useful life of 40 years. Straight–line and accelerated methods of depreciation are used for tax purposes. Maintenance and repairs are charged to expense as incurred.

(f)	Patents

The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded, the unamortized costs are written off immediately.

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(g)	Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. As allowed under the Standard, we adopted SFAS 142 effective July 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

With the adoption of SFAS 142, we reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment only, goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets.

We conducted our annual review for goodwill impairment in July 2003. In conducting our review of goodwill impairment, we identified reporting units, being components of our operating segment, as each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on discounted cash flows and involved a two step process as follows:

Step 1 —	Compare the fair value for each reporting unit to its carrying value, including goodwill. For each reporting unit where the carrying value, including goodwill, exceeds the reporting unit’s fair value, move on to step 2. If a reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 —	Allocate the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the goodwill. Then, compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The results of the review indicated that no impaired goodwill exists.

(h)	Government Grants

Government grants revenue is recognized when earned. Grants have been obtained by the Company from the Australian Federal Government to support the continued development of the Company’s proprietary positive airway pressure technology and to assist development of export markets. Grants have been recognized in the amount of $nil and $nil for the three months ended September 30, 2003 and 2002 respectively.

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(i)	Foreign Currency

The consolidated financial statements of our non–U.S. subsidiaries, whose functional currencies are other than U.S. dollars, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non–U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at period end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income, as described in Note 5, and are included in accumulated other comprehensive loss in the consolidated balance sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions denominated in other than the functional currency of the entity are reflected in operations.

(j)	Research and Development

All research and development costs are expensed in the period incurred.

(k)	Earnings Per Share

The weighted average shares used to calculate basic earnings per share was 33,649,000 and 32,882,000 for the three month periods ended September 30, 2003 and 2002, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,440,000 and 1,239,000 for the three-month periods ended September 30, 2003 and 2002, respectively. Options of 996,000 and 1,538,000 for the three-month periods ended September 30, 2003 and 2002 respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

(l)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, marketable securities—available-for-sale, accounts receivable, government grants receivable and accounts payable approximate their fair value because of their short-term nature. The estimated fair value of the Company’s long-term debt at September 30, 2003 approximates $117.9 million compared with the carrying value of $113.3 million. Foreign currency option contracts are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes.

The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(m)	Foreign Exchange Risk Management

We enter into various types of foreign exchange contracts in managing our foreign exchange risk, including derivative financial instruments encompassing forward exchange contracts and foreign currency options.

The purpose of our foreign currency hedging activities is to protect us from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian manufacturing activities. We enter into foreign currency option contracts to hedge anticipated sales and manufacturing costs, principally denominated in Australian dollars and Euros. The terms of such foreign currency option contracts generally do not exceed three years.

Our foreign currency derivatives portfolio represents a cashflow hedge program against the net cash flow of our international manufacturing operations. We have determined our hedge program to be a non-effective hedge as defined under SFAS 133. As such, the foreign currency derivatives portfolio is recorded in the consolidated balance sheets at fair value and included in other assets or other liabilities.

All movements in the fair value of the foreign currency derivatives are recorded within other income, net on our consolidated statements of income.

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at September 30, 2003 and June 30, 2003 was $2.1 million and $2.6 million respectively, which represents the positive fair value of options held by us.

We held foreign currency option contracts with notional amounts totaling $133.3 million and $160.5 million at September 30, 2003 and June 30, 2003 respectively to hedge foreign currency items. These contracts mature at various dates prior to July 2006.

(n)	Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(o)	Marketable Securities

Management determines the appropriate classification of our investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which we do not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss). Realized gains and losses are included in other income or expense.

At September 30, 2003 and June 30, 2003, our investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with our investment policy.

At September 30, 2003, contractual maturities of marketable securities available-for-sale were:

Due less than one year	$23,434
Due between one and two years	3,668

Total	$27,102

(p)	Warranty

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized.

(q)	Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Capitalized Software Production Costs

Software development costs have been capitalized and will be amortized to the cost of product revenues over the estimated economic lives (generally three to five years) of the products that include such software. Total net capitalized software production costs were $1,557,000 and $1,557,000 at September 30, 2003 and June 30, 2003 respectively.

(s)	Stock-based Employee Compensation

We have granted stock options to personnel, including officers and directors, under both our 1995 Option Plan and our 1997 Equity Participation Plan (collectively the “Plans”). These options have expiration dates of ten years from the date of grant and vest over three or four years. We granted these options with the exercise price equal to the market value as determined at the date of grant.

We apply APB Opinion No. 25 in accounting for our Plans and as all stock options are issued at market price on date of issue, no compensation cost has been recognized for the grant of stock options. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,
	2003	2002
Net income, as reported	$12,249	$9,571
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	(1,565)	(3,332)

Pro forma net income	$10,684	$6,239

Earnings per share:
Basic—as reported	$0.36	$0.29
Basic—pro forma	$0.32	$0.19

Diluted—as reported	$0.35	$0.28
Diluted—pro forma	$0.30	$0.18

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(s)	Stock-based Employee Compensation (continued)

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 2.8% and 3.3% for the three months ended September 30, 2003 and 2002 respectively; no dividend yield; expected option lives of 4.0 years and 3.4 years for the three months ended September, 2003 and 2002, respectively and volatility of 63% for the three months ended September 30, 2003 and 2002.

The following table illustrates the fair value of compensation costs as determined under the provisions of SFAS 123 by year of option grant:

	Three Months Ended September 30,		Average Exercise Price	Fair Value at Date of Grant
Fiscal Year of Grant	2003	2002
2004	$230	$—	$39.19	$18.78
2003	1,115	1,954	26.54	12.22
2002	915	2,485	50.18	26.10
2001	147	666	27.71	13.41
2000	—	21	14.14	6.56

Compensation Cost	$2,407	$5,126

Tax Effected	$1,565	$3,332

(3)	New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued statement of financial accounting standard (“SFAS”) 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 effective July 1, 2003. The adoption of SFAS 150 did not have a material impact on its consolidated financial position or results of operation.

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(3)	New Accounting Pronouncements, Continued

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the results of operations, financial position or liquidity of the Company.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We have adopted the amended disclosure provisions of SFAS 148.

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

SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a company may not restate its previously issued financial statements and SFAS 146 grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The adoption of SFAS 146 did not have a material impact on our results of operations, financial position or liquidity.

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(4)	Inventories

Inventories were comprised of the following at September 30, 2003 and June 30, 2003 (in thousands):

	September 30, 2003	June 30, 2003
Raw materials	$16,012	$13,712
Work in progress	2,841	2,288
Finished goods	37,120	33,386

	$55,973	$49,386

(5)	Comprehensive Income

Movements in comprehensive income for the three months ended September 30, 2003 are presented below (in thousands):

	Foreign	Unrealized	Accumulated Other		Accumulated
	Currency	Gains (Losses)	Comprehensive	Retained	Comprehensive
	Items	on Securities	Income (Loss)	Earnings	Income (Loss)
Beginning balance, July 1, 2003	$29,901	$9	$29,910	$160,372	$190,282
Current period change	3,968	(14)	3,954	12,249	16,203

Ending balance, Sep. 30, 2003	$33,869	($5)	$33,864	$172,621	$206,485

The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive income (loss) at September 30, 2003 and June 30, 2003 consisted of foreign currency translation adjustments with net credit balance of $33.9 million and $29.9 million respectively and unrealized gains (losses) on securities of ($5,000) (net of tax credit of $3,000) and $9,000 (net of tax of $6,000), respectively.

(6)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended September 30 2003, were as follows:

(In US$ thousands)
Balance at June 30, 2003	$102,160
Goodwill on acquisition of the assets of Respro Medical Company Limited (our Hong Kong distributor)	89
Foreign currency translation adjustments	840

Balance at September 30, 2003	$103,089

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6)	Goodwill and Other Intangible Assets

Other intangible assets amounted to $3.8 million (net of accumulated amortization of $3.8 million) and $3.7 million (net of accumulated amortization of $3.4 million) at September 30, 2003 and June 30, 2003, respectively. These intangible assets consist of patents and are amortized over the estimated useful life of the patent, generally five years. There are no expected residual values related to these intangible assets.

(7)	Long-Term Debt

On June 20, 2001 we issued $150.0 million of 4% convertible subordinated notes that are due to mature on June 20, 2006. On July 3, 2001, we received an additional $30.0 million in over allotments. This increased the total amount of convertible subordinated notes issued to $180.0 million.

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

The notes are general unsecured obligations and are subordinated to all of our existing and future senior indebtedness and will be effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The indenture governing the notes does not limit us or our subsidiaries from incurring senior indebtedness or other indebtedness.

During the three months ended September 30, 2003, we did not repurchase any of our convertible subordinated notes.

During the year ended June 30, 2003, we repurchased $10.0 million face value of our convertible subordinated notes. The total purchase price of the notes was $9.4 million, including $0.2 million in accrued interest. We recognized a gain of $0.3 million, net of tax of $0.2 million, on these transactions.

The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock of ResMed Inc. The notes are convertible at a conversion price of $60.60 per share, which is equal to a conversion rate of 16.5017 shares per $1,000 principal amount of notes, subject to adjustment.

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(7)	Long-Term Debt, Continued

Interest is to be paid on the notes on June 20 and December 20 of each year.

(8)	Commitments and Contingencies

We were engaged in litigation relating to the enforcement and defense of certain of our patents during the fiscal year.

1995 Litigation with Respironics. In January 1995, our subsidiary, ResMed Limited, filed a complaint in the United States District Court for the Southern District of California seeking monetary damages from and injunctive relief against Respironics, Inc. for alleged infringement of three of its patents. In February 1995, Respironics filed a complaint in the U.S. District Court for the Western District of Pennsylvania, in Pittsburgh, against ResMed Limited seeking a declaratory judgment that Respironics, Inc. does not infringe claims of these patents and that ResMed Limited’s patents are invalid and unenforceable.

The Respironics complaint also made the University of Sydney a party as the University of Sydney is the assignee of one of the patents in suit; ResMed Limited is the exclusive licensee of that patent. The two actions were combined into one proceeding in the Western District of Pennsylvania. In June 1996, ResMed Limited filed an additional complaint against Respironics for infringement of a fourth ResMed patent, and that complaint was consolidated with the earlier action.

The Court granted three partial summary judgment motions, finding that Respironics did not infringe three of the four patents at issue. In December 1999, in response to the Court’s ruling on Respironics, Inc.’s third summary judgment motion, the parties jointly stipulated to a dismissal of charges of infringement under the fourth ResMed patent, with ResMed reserving the right to reassert the charges in the event of a favorable ruling on appeal of the third partial summary judgment. On September 9, 2003, the court vacated the summary judgments.

ResMed and Respironics have agreed to settle this action. ResMed and Respironics will dismiss all claims in the action with prejudice.

2002 Litigation with Fisher & Paykel Healthcare. On August 26, 2002, ResMed Inc., ResMed Corp. and ResMed Limited filed a lawsuit in U.S. District Court for the Southern District of California, in San Diego against Fisher & Paykel Healthcare Inc and Fisher & Paykel Healthcare Limited (“Fisher & Paykel Healthcare”). ResMed’s amended complaint sought a judgment that selected Fisher & Paykel Healthcare mask products infringe patents held by ResMed. The complaint further charged the defendants with the copying of ResMed proprietary mask technology and alleges violations of the Lanham Act, trademark and trade dress infringement and common law violations relating to the appearance of ResMed mask products.

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(8)	Commitments and Contingencies, Continued

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

2002 Litigation with Respironics. On October 11, 2002, ResMed Inc, ResMed Corp, and ResMed Limited filed a lawsuit in U.S. District Court for the Southern District of California, in San Diego against Respironics, Inc. ResMed’s suit seeks a judgment that certain of Respironics’ mask products (Contour Deluxe, Comfort Classic, Comfort Select, and Image3 masks) infringe patents held by ResMed. The complaint further charged Respironics with copying ResMed’s proprietary mask technology, and alleges violation of the Lanham Act, trademark and trade dress infringement, and common law violations relating to the appearance of ResMed’s mask products. ResMed seeks an injunction and damages. On March 4, 2003, the Court denied Respironics’ motion to transfer the case to the U.S. District Court for the Western District of Pennsylvania.

On October 16, 2002 Respironics, Inc. filed a lawsuit in U.S. District Court for the Western District of Pennsylvania, in Pittsburgh, against ResMed Limited seeking a declaratory judgment that Respironics, Inc. does not infringe the patents that are the subject of ResMed’s October 11, 2002 complaint filed in San Diego, that such patents are invalid and unenforceable and that Respironics has not committed any other trademark, trade dress or common law violations. On July 29, 2003, the court ordered the case transferred to the US District Court for the Southern District of California.

On September 5, 2003, ResMed and Respironics agreed to settle this action. ResMed and Respironics have dismissed all claims in the actions with prejudice.

Other Litigation. In addition to the matters described above, in the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not have a material adverse effect on our consolidated financial statements taken as a whole.

(9)	Business Acquisitions

Three months ended September 30, 2003

On July 2, 2003 we acquired the assets of Respro Medical Company Limited (“Respro”), our Hong Kong distributor for total consideration of $184,000 in cash. The acquisition has been accounted for as a purchase and accordingly, the results of operations of Respro has been included within our consolidated financial statements from July 2, 2003. An amount of $89,000, representing the excess of the purchase price over the fair value of net identifiable assets acquired of $95,000, has been recorded as goodwill.

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Business Acquisitions

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

(v) A new OSA diagnostic screening device.

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

PART I—FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

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

(v) OSA diagnostic screening device

MAP’s new diagnostic screening device, now called the micro MESAM, is expected to be released to the market in February 2004. We remain confident in the capacity of the device to enhance the diagnostic process, and remain confident in the potential of the product to significantly impact the treatment and diagnosis of Obstructive Sleep Apnea in the German market.

As at September 30, 2003, three of the five programs have been completed with the release of the Papillon mask system, upgraded headgear and Magellan automated flow generator CPAP device. All three products are generating sales revenue consistent with our original expectations and assumptions used in calculating the in-process research and development charge.

Given the successful completion of the above research programs and performance of the associated product lines, we remain confident in the assumptions used to determine the in-process research and development charge and as a result the net return of the MAP acquisition.

PART I—FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Net Revenue

Net revenue increased for the three months ended September 30, 2003 to $72.9 million from $58.6 million for the three months ended September 30, 2002, an increase of $14.3 million or 24%. The increase in net revenue is primarily attributable to an increase in unit sales of the Company’s flow generators and accessories. Sales also benefited from an appreciation of international currencies against the US dollar (increasing sales by approximately $3.9 million). Net revenue in North and Latin America increased for the three months ended September 30, 2003 to $34.7 million from $28.3 million for the three months ended September 30, 2002, an increase of $6.4 million or 23%. This growth primarily reflects increased public and physician awareness of sleep-disordered breathing partially offset by the cessation, in the second quarter of fiscal 2003, of our domestic diagnostic distribution business (which contributed revenue of $0.8 million for the three months ended September 30, 2002). Net revenue in international markets for the three months ended September 30, 2003 increased to $38.2 million from $30.3 million for the three months ended September 30, 2002, an increase of $7.9 million or 26%. International sales growth for the three months ended September 30, 2003 reflects organic growth in the overall sleep-disordered breathing market, particularly the Japanese market, and appreciation of international currencies against the U.S. dollar.

Sales of flow generators for the three months September 30, 2003 increased by 21% compared to the three months ended September 30, 2002 including increases of 22% in North and Latin America and 20% elsewhere. Sales of mask systems, motors and other accessories increased by 28% including increases of 23% in North and Latin America and 36% elsewhere, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. These increases primarily reflect growth in the overall sleep-disordered breathing market and appreciation of international currencies against the U.S. dollar.

Gross Profit

Gross profit increased for the three months ended September 30, 2003 to $47.2 million from $37.7 million for the three months ended September 30, 2002, an increase of $9.5 million or 25%. Gross profit as a percentage of net revenue increased for the three months ended September 30, 2003 to 65% compared to a margin of 64% for the three months September 30, 2002, reflecting a more favorable product mix and improved gross margins in our German subsidiary, MAP. This was partially offset by the impact of higher manufacturing costs in our Australian manufacturing facility resulting from a stronger Australian dollar against the U.S. dollar, as the majority of manufacturing labor and overhead costs are incurred in Australia.

PART I—FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Conditions and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2003 to $22.2 million from $17.8 million for the three months ended September 30, 2002, an increase of $4.4 million or 25%. As a percentage of net revenue, selling, general and administrative expenses for the three months ended September 30, 2003 was 30%, consistent with the three months ended September 30, 2002. The increase in selling, general and administrative expenses was due primarily to an increases in the number of sales and administrative personnel and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to appreciation of international currencies against the U.S. dollar (adding approximately $1.7 million to our expenses as reported in U.S dollars).

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2003 to $6.0 million from $4.4 million for the three months ended September 30, 2002, an increase of $1.6 million or 37%. As a percentage of net revenue, research and development expenses were 8.3% for the three months ended September 30, 2003 compared to 7.5% for the three months ended September 30, 2002. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products. The increase also reflects an appreciation of the Australian dollar against the U.S. dollar, as the majority of research and development costs are incurred in Australian dollars. In constant currency terms, research and development expenses for the three months ended September 30, 2003 increased by $0.8 million, or 17%, compared to the three months ended September 30, 2002.

Other Income (Expenses), Net

Other income (expense), net decreased for the three months ended September 30, 2003 to net expense of $1.0 million from net expense of $1.5 million for the three months period September 30, 2002. The decrease in other expense, was attributable to lower interest expense due to the reduction in convertible note debt and reduced net foreign currency exchange losses.

Income Taxes

Our effective income tax rate for the three-month periods ended September 30, 2003 and 2002 was 31.6%. We continue to benefit from the Australian corporate tax rate of 30% because we generate a majority of our taxable income in Australia.

Liquidity and Capital Resources

As of September 30, 2003 and June 30, 2003, we had cash and cash equivalents and marketable securities available-for-sale of approximately $131.8 million and $121.0 million, respectively. Working capital approximated $207.2 million and $191.3 million at September 30, 2003 and June 30, 2003 respectively.

PART I—FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources, Continued

Inventories at September 30, 2003 increased by $10.9 million or 24% to $56.0 million compared to September 30, 2002 inventories of $45.1 million. The percentage increase in inventories was consistent with the 24% increase in revenues in the three month period ended September 30, 2003 compared to the three-month period September 30, 2002. The inventory build in absolute terms reflects higher sales volumes, stonger international currencies (increasing the value of inventory in U.S. dollar terms) and during this quarter, the initiation of an inventory build to buffer stock before we relocate our Australian manufacturing facility. The move is expected to occur in the third quarter of this fiscal year. Accounts receivable at September 30, 2003 were $56.0 million, an increase of $9.3 million or 20% over the September 30, 2002 accounts receivable balance of $46.7 million. This increase was lower than the 24% increase in revenues for the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002, reflecting improved collections. Accounts receivable days outstanding improved to 69 days for the quarter ended September 30, 2003, compared to 72 days for the quarter ended September 30, 2002.

During the three month period ended September 30, 2003, we generated cash of $12.6 million from operations, primarily as a result of increased profit partially offset by higher working capital, particularly in respect of inventories. During the three-month period ended September 30, 2002 approximately $8.1 million of cash was generated by operations.

Capital expenditures for the three months ended September 30, 2003 and 2002 aggregated $11.0 million and $4.8 million respectively. The majority of the expenditures for the three months ended September 30, 2003 related to the construction of our new manufacturing facility, acquisition of computer hardware and software and purchase of production tooling and equipment. The capital expenditures in the three months ended September 30, 2002 primarily related to the construction of our new manufacturing facility, acquisition of computer hardware and software including a disaster recovery system and purchase of production tooling and equipment. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $113.5 million at September 30, 2003 compared to $104.7 million at June 30, 2003.

During the year ended June 30, 2003 we repurchased $10.0 million face value of our outstanding convertible subordinated notes. The total purchase price of the notes was $9.4 million, including $0.2 million in accrued interest. We recognized a gain of $0.3 million, net of tax of $0.2 million, on these transactions. We did not repurchase any convertible subordinated notes during the three-month period ended September 30, 2003. At September 30, 2003, we had convertible subordinated notes outstanding of $113.3 million.

During the year ended June 30, 2002, we repurchased $56.8 million face value of our convertible subordinated notes. The total purchase price of the notes was $49.1 million, including $0.6 million in accrued interest. We recognized a gain of $4.0 million, net of tax of $2.5 million, on these transactions.

PART I—FINANCIAL INFORMATION	Item 2

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

On June 6, 2002, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding common stock. For the three month period ended September 30, 2003 and the year ended June 30, 2003, we repurchased 10,563 and 125,000 shares at a cost of $0.5 million and $3.5 million respectively. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

Details of contractual obligations at September 30, 2003 are as follows:

In $000’s			Payments Due by Period
	Total		Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$113,250		—	113,250	—	—
Operating Leases	13,607		5,140	5,507	2,177	783
Unconditional Purchase Obligations(1)	26,385	(1)	26,385	—	—	—

Total Contractual Cash Obligations	153,242		$31,525	118,757	2,177	783

(1)	The figure includes unconditional purchase obligations of $21.9 million relating to the construction of our manufacturing and warehouse facility at Norwest, in Sydney, Australia.

PART I—FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources, Continued

Details of other commercial commitments at June 30, 2003 are as follows:

	Total Amounts Committed	Amount of Commitment Expiration Per Period
In $000’s		Less than 1 year	1-3 years	4-5 years	Over 5 years
Lines of Credit	$119	$119	$—	$—	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees*	2,415	—	805	—	1,610
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	$2,534	$119	$805	—	$1,610

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

In-Process Research and Development Charge

MAP

On acquisition of MAP in February 2001, we recognized as an expense a charge of $17.7 million with respect to five in-process research and development programs under active development by MAP at date of acquisition. The five projects were:

(i)	A single-walled nasal cushion mask system.
(ii)	A new headgear system
(iii)	Standalone active humidifier
(iv)	An autotitration CPAP device for treatment of OSA
(v)	A new OSA diagnostic screening device

The	status of each project is as noted below:

(i)	Single-walled nasal cushion

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

PART I—FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Conditions and Results of Operations

In-Process Research and Development Charge, Continued

(ii)	New headgear

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

(v)	OSA diagnostic screening device

MAP’s new diagnostic screening device, now called the micro MESAM, is expected to be released to the market in February 2004. We remain confident in the capacity of the device to enhance the diagnostic process, and remain confident in the potential of the product to significantly impact the treatment and diagnosis of Obstructive Sleep Apnea in the German market.

As at September 30, 2003, three of the five programs have been completed with the release of the Papillon mask system, upgraded headgear and Magellan automated flow generator CPAP device. All three products are generating sales revenue consistent with our original expectations and assumptions used in calculating the in-process research and development charge.

Given the successful completion of the above research programs and performance of the associated product lines, we remain confident in the assumptions used to determine the in-process research and development charge and as a result the net return of the MAP acquisition.

PART I—FINANCIAL INFORMATION	Item 2

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

(1)    Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering a customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

(3)    Valuation of Goodwill, Intangible and Other Long-Lived Assets.  We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by us.

Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries.

PART I—FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Conditions and Results of Operations

Critical Accounting Principles and Estimates, Continued

(4)    Valuation of Deferred Income Taxes.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to deduct tax loss carry forwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations.

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

PART I—FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Conditions and Results of Operations

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued statement of financial accounting standard (“SFAS”) 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.

SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 effective July 1, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial position or results of operation.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our results of operations, financial position or liquidity.

PART I—FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Foreign Currency Market Risk

Our functional currency is the U.S. dollar, although we transact business in various foreign currencies, including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian manufacturing activities and international sales operations.

We have established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditure. The goal of this hedging program is to economically guarantee or lock in the exchange rates on our foreign currency exposures denominated in Euro’s and the Australian dollar. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

The table below provides information (in US dollars equivalents) on our foreign-currency-denominated financial assets by legal entity functional currency as of September 30, 2003 (in thousands):

Foreign Currency Financial Assets

	Aust Dollar	US Dollar	Euro	Great Britain Pound	Singapore Dollar	New Zealand Dollar	Swedish Krona	Swiss Franc
AUD Functional
Currency Entities:
Assets	—	$30,558	$8,376	$2,383	$862	$1,351	$384	$247
Liability	—	(4,679)	(105)	(6,003)	—	(10)	—	—

Net Total	—	25,879	8,271	(3,620)	862	1,341	384	247

USD Functional
Currency Entities:
Assets	$19,376	—	—	—	—	—	—	—
Liability	—	—	—	—	—	—	—	—

Net Total	$19,376	—	—	—	—	—	—	—

Euro Functional
Currency Entities:
Assets	$7,221	79	—	—	—	—	—	1,402
Liability	—	(194)	—	—	—	—	—	—

Net Total	$7,221	($115)	—	—	—	—	—	$1,402

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at September 30, 2003. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

					Fair Value Assets/ (Liabilities)
(In thousands except exchange rates)	FY 2004	FY 2005	FY 2006	Total	Sep 30, 2003	Jun 30, 2003
Foreign Exchange Call Options
(Receive AUS$/Pay U.S.$)
Option amount	$49,500	$36,000	$18,000	$103,500	$1,667	$2,026
Ave. contractual exchange rate	AUS $1 = USD 0.680	AUS $1 = USD 0.678	AUS $1 = USD 0.685	AUS $1 = USD 0.680
(Receive AUS$/Pay Euro)
Option amount	$15,610	$14,114	—	$29,724	$450	$552
Ave. contractual exchange rate	AUS $1 = Euro 0.590	AUS $1 = Euro 0.580		AUS $1 = Euro 0.585

Total					2,117	2,578

PART I—FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our investments.

At September 30, 2003, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We maintain a short-term investment portfolio containing financial instruments of which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

A hypothetical 100 basis point change in interest rates during the three months ended September 30, 2003, would have resulted in approximately $0.2 million change in pretax income. In addition, the value of our marketable securities would change by approximately $0.5 million following a hypothetical 100 basis point change in interest rates. We do not use derivative financial instruments in our investment portfolio.

Forward-Looking Statements

This report on Form 10-K contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to our management. The words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future” and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified below and elsewhere in this report. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

Risk Factors

The risks and uncertainties that may affect our business, financial condition or results of operations include the following:

PART I—FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

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

Any inability to market effectively our products outside the U.S. could impact our profitability.    Approximately half our revenues are generated outside the U.S., in approximately 60 different countries. Many of these countries have unique regulatory, medical, and business environments. If we are unable to market our products effectively outside the U.S., our overall financial performance could decline.

PART I—FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

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

We manufacture substantially all of our products outside the U.S. and sell a significant portion of our products in non-U.S. markets, subjecting us to various risks relating to international activities that could adversely affect our overall profitability. Sales outside North and Latin America accounted for approximately 52%, 51%, and 48% of our net revenues in fiscal years 2003, 2002 and 2001, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our domestic operations, including:

•	fluctuations in currency exchange rates;
•	tariffs and other trade barriers;
•	compliance with foreign medical device manufacturing regulations;
•	reduction in third party payer reimbursement for our products;
•	inability to obtain import licenses;
•	changes in trade policies and in domestic and foreign tax policies;
•	possible changes in export or import restrictions; and
•	the modification or introduction of other governmental policies with potentially adverse effects.

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

PART I—FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

Government and private insurance plans may not reimburse patients for our products, which could result in reductions in sales or selling prices for our products.    Our ability to sell our products depends in large part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. These third party payers are increasingly challenging the prices charged for medical products and services. Therefore, even if a product is approved for marketing, we cannot assure you that reimbursement will be allowed for the product or that the reimbursement amount will be adequate or, if adequate, will not subsequently be reduced. For example, in some markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of our products but is subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia and the United Kingdom, there is currently limited or no reimbursement for devices that treat sleep-disordered breathing conditions. Additionally, future legislation or regulation concerning the health care industry or third party or governmental coverage and reimbursement, particularly legislation or regulation limiting consumers’ reimbursement rights, may harm our business.

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

PART I—FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

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

PART I—FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

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

We face the risks that:

•	third parties will infringe our intellectual property rights;

•	our non-disclosure agreements will be breached;

•	we will not have adequate remedies for infringement;

•	our trade secrets will become known to or independently developed by our competitors; or

•	third parties will be issued patents that may prevent the sale of our products or require us to license and pay fees or royalties in order for us to be able to market some of our products.

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

PART I—FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

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

Our quarterly operating results are subject to fluctuation for a variety of reasons. Our operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from a number of factors, including:

•	the introduction of new products by us or our competitors;
•	the geographic mix of product sales;
•	the success of our marketing efforts in new regions;
•	changes in third party reimbursement;
•	timing of regulatory clearances and approvals;
•	timing of orders by distributors;
•	expenditures incurred for research and development;
•	competitive pricing in different regions;
•	seasonality;
•	the cost and effect of promotional and marketing programs;
•	the effect of foreign currency transaction gains or losses; and
•	other activities of our competitors.

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

PART I—FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

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

PART I—FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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

PART II—FINANCIAL INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings
Refer Note 8 to the Condensed Consolidated Financial Statements

Item 2	Changes in Securities and Use of Proceeds
None

Item 3	Defaults Upon Senior Securities
None

Item 4	Submission of Matters to a Vote of Security Holders
None

Item 5	Other Information
None

Item 6	Exhibits and Report on Form 8-K

	a)	Exhibits:

		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	b)		Reports on Form 8-K
None

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED November 12, 2003

ResMed Inc.

/s/ PETER C. FARRELL

Peter C. Farrell
President and Chief Executive Officer

/s/ ADRIAN M. SMITH

Adrian M. Smith
Vice President Finance and Chief Financial Officer