Form 10-Q
period 2003-12-31
RESMED INC
filed 2004-02-13
CIK 943819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

As of February 6, 2004, 33,607,791 shares of Common Stock ($0.004 par value) were outstanding. This number excludes 886,369 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2003 (unaudited) and June 30, 2003	3

	Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended December 31, 2003 and 2002 and the Six Months Ended December 31, 2003 and 2002	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 2003 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	21

Item 3	Quantitative and Qualitative Disclosures About Market and Business Risk	31

Item 4	Controls and Procedures	40

Part II	Other Information

Item 1	Legal Proceedings	41

Item 2	Changes in Securities and Use of Proceeds	41

Item 3	Defaults Upon Senior Securities	41

Item 4	Submission of Matters to a Vote of Security Holders	41

Item 5	Other Information	42

Item 6	Reports on Form 8-K	42

	Signatures	43

	Exhibits

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in US$ thousands, except share data)

	December 31, 2003	June 30, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,462	$114,491
Marketable securities available-for-sale	9,698	6,533
Accounts receivable, net of allowance for doubtful accounts of $2,669 at December 31, 2003 and $2,474 at June 30, 2003	58,165	56,694
Inventories, net (note 4)	56,864	49,386
Deferred income taxes	9,172	8,301
Prepaid expenses and other current assets	6,743	6,500

Total current assets	248,104	241,905

Property, plant and equipment, net of accumulated amortization of $56,060 at December 31, 2003 and $45,379 at June 30, 2003	134,171	104,687
Patents, net of accumulated amortization of $4,512 at December 31, 2003 and $3,437 at June 30, 2003	4,827	3,745
Goodwill (note 6)	108,154	102,160
Other assets	11,223	7,098

Total non-current assets	258,375	217,690

Total assets	$506,479	$459,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,479	$19,368
Accrued expenses	19,531	19,140
Deferred revenue	7,784	6,355
Income taxes payable	6,333	3,408
Current portion of deferred profit on sale-leaseback	2,579	2,312

Total current liabilities	50,706	50,583

Non-current liabilities:
Deferred revenue	8,777	7,210
Deferred profit on sale-leaseback	1,075	2,119
Convertible subordinated notes (note 7)	113,250	113,250

Total non-current liabilities	123,102	122,579

Total liabilities	173,808	173,162

Commitments and contingencies (note 8)	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—

Series A Junior Participating Preferred Stock, $0.01 par value, 250,000 shares authorized; none issued	—	—

Common stock, $0.004 par value, 100,000,000 shares authorized; issued and outstanding 33,557,259 at December 31, 2003 and 33,370,885 at June 30, 2003 (excluding 886,369 and 415,365 shares held as Treasury Stock respectively)	134	134

Additional paid-in capital	119,071	107,432
Retained earnings	186,772	160,372
Treasury stock	(30,440)	(11,415)
Accumulated other comprehensive income (note 5)	57,134	29,910

Total stockholders’ equity	332,671	286,433

Total liabilities and stockholders’ equity	$506,479	$459,595

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(in US$ thousands, except per share data)

	Three Months Ended December 31		Six Months Ended December 31,
	2003	2002	2003	2002
Net revenue	$82,292	$65,293	$155,170	$123,879
Cost of sales	29,868	23,454	55,588	44,343

Gross profit	52,424	41,839	99,582	79,536

Operating expenses:
Selling, general and administrative	25,765	20,931	47,952	38,722
Donation to research foundation	500	—	500	—
Research and development	6,766	4,836	12,783	9,231

Total operating expenses	33,031	25,767	61,235	47,953

Income from operations	19,393	16,072	38,347	31,583

Other income (expense), net:
Interest income (expense), net	(368)	(743)	(762)	(1,626)
Gain on extinguishment of debt	—	191	—	529
Other, net	1,883	(318)	1,231	(1,285)

Total other income (expense), net	1,515	(870)	469	(2,382)

Income before income taxes	20,908	15,202	38,816	29,201
Income taxes	(6,757)	(4,818)	(12,416)	(9,246)

Net income	$14,151	$10,384	$26,400	$19,955

Basic earnings per share	$0.42	$0.31	$0.78	$0.61
Diluted earnings per share	$0.40	$0.30	$0.75	$0.58

Basic shares outstanding (000’s)	33,663	32,994	33,658	32,939
Diluted shares outstanding (000’s)	35,044	34,346	35,069	34,234

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in US$ thousands)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$26,400	$19,955

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,221	5,752
Amortization of deferred borrowing costs	406	450
Provision for service warranties	103	83
Foreign currency options revaluations	(1,895)	1,681
Gain on debt extinguishment	—	(529)
Profit on sale and lease-back of building	(1,184)	(949)

Changes in operating assets and liabilities:
Accounts receivable, net	(2,804)	(1,713)
Inventories	(5,184)	(2,737)
Prepaid expenses and other current assets	73	(1,566)
Accounts payable, accrued expenses and other liabilities	1,861	(259)

Net cash provided by operating activities	25,997	20,168

Cash flows from investing activities:
Purchases of property, plant and equipment	(27,035)	(10,617)
Patent registration costs	(1,324)	(773)
Purchase of non-trading investments	(917)	(503)
Cash paid for acquisitions, including acquisition costs	(184)	(300)
Purchases of marketable securities – available-for-sale	(37,908)	(4,000)
Proceeds from sale or maturity of marketable securities – available-for-sale	34,726	19,703

Net cash provided by (used in) investing activities	(32,642)	3,510

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	11,639	3,354
Repayment for property purchase	—	(5,870)
Redemption of borrowings, convertible note	—	(9,217)
Purchase of treasury stock	(19,025)	(3,542)

Net cash used in financing activities	(7,386)	(15,275)

Effect of exchange rate changes on cash	7,002	1,205

Net increase in cash and cash equivalents	(7,029)	9,608

Cash and cash equivalents at beginning of period	114,491	72,860

Cash and cash equivalents at end of period	$107,462	$82,468

Supplemental disclosure of cash flow information:
Income taxes paid	$10,757	$11,475
Interest paid	2,265	2,265

Fair value of assets acquired on acquisition	95	—
Liabilities assumed	—	—
Goodwill on acquisition	89	300

Cash paid for acquisitions	184	300

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Organization and Basis of Presentation

ResMed Inc. is a Delaware Corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. Our manufacturing operations are located in Australia, Germany and the United States of America. Major distribution and sales sites are located in the United States of America, Germany, France, United Kingdom, Switzerland, Australia and Sweden.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

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

PART I - FINANCIAL INFORMATION	Item 1

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

The weighted average shares used to calculate basic earnings per share was 33,663,000 and 32,994,000 for the three month periods ended December 31, 2003 and 2002, respectively and 33,658,000 and 32,939,000 for the six month periods ended December 31, 2003 and 2002. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,381,000 and 1,352,000 for the three-month periods ended December 31, 2003 and 2002, respectively and by 1,411,000 and 1,295,000 for the six month periods ended December 31, 2003 and 2002. Options to purchase 1,017,000 and 1,495,000 shares for the three month period ended December 31, 2003 and 2002 respectively, and 1,006,000 and 1,516,000 for the six month periods ended December 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

(k)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, marketable securities available-for-sale, accounts receivable and accounts payable approximate their fair value because of their short-term nature. The estimated fair value of the Company’s long-term debt at December 31, 2003 approximates $117.1 million compared with the carrying value of $113.3 million.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(k)	Financial Instruments (continued)

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

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at December 31, 2003 and June 30, 2003 was $4.7 million and $2.6 million respectively, which represents the positive fair value of options held by us.

We held foreign currency option contracts with notional amounts totaling $137.4 million and $124.5 million at December 31, 2003 and June 30, 2003 respectively to hedge foreign currency items. These contracts mature at various dates prior to July 2006.

PART I - FINANCIAL INFORMATION	Item 1

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

At December 31, 2003 and June 30, 2003, our investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities available-for-sale. These investments are diversified among high credit quality securities in accordance with our investment policy.

As at December 31, 2003, contractual maturities of marketable securities available-for-sale were (in thousands):

Due less than one year	5,871
Due one to less than three years	2,823
Due more than three years	1,004

Total	9,698

(o)	Warranty

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

Software development costs have been capitalized and will be amortized to the cost of product revenues over the estimated economic lives (generally three to five years) of the products that include such software. Total net capitalized software production costs were $1,451,000 and $1,557,000 at December 31, 2003 and June 30, 2003 respectively.

(r)	Stock-based Employee Compensation

We have granted stock options to personnel, including officers and directors, under both our 1995 Option Plan and our 1997 Equity Participation Plan. These options have expiration dates of ten years from the date of grant and vest over three or four years. We granted these options with the exercise price equal to the market value as determined at the date of grant.

We apply APB Opinion No. 25 in accounting for our equity plans and as all stock options are issued at market price on date of issue, no compensation cost has been recognized for the grant of stock options. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income, as reported	$14,151	$10,384	$26,400	$19,955
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	(1,586)	(3,414)	(3,151)	(6,746)

Pro forma net income	$12,565	$6,970	$23,249	$13,209

Earnings per share:
Basic - as reported	$0.42	$0.31	$0.78	$0.61
Basic - pro forma	$0.37	$0.21	$0.69	$0.40

Diluted - as reported	$0.40	$0.30	$0.75	$0.58
Diluted - pro forma	$0.36	$0.20	$0.66	$0.39

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-based Employee Compensation (continued)

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 2.4% and 3.3% for the six months ended December 31, 2003 and 2002 respectively; no dividend yield; expected option lives of 4.0 years and 3.3 years for the six months ended December 31, 2003 and 2002, respectively and volatility of 60.1% for the six months ended December 31, 2003 and 2002.

The following table illustrates the fair value of compensation costs as determined under the provisions of SFAS 123 by year of option grant (in thousands, except per share data):

Fiscal Year of Grant	Six Months Ended December 31,		Average Exercise Price	Fair Value at Date of Grant
	2003	2002
2004	$534	$—	$40.40	$19.36
2003	2,233	4,034	26.54	12.22
2002	1,829	4,971	50.18	26.10
2001	251	1,332	27.71	13.41
2000	—	42	14.14	6.56

Compensation Cost	$4,847	$10,379

Tax Effected	$3,151	$6,746

(3)	New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued statement of financial accounting standard (“SFAS”) 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 effective July 1, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial position or results of operation.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(3)	New Accounting Pronouncements, Continued

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entities”) in which an enterprise has a controlling financial interest through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. FIN 46 was effective for VIE’s entered into prior to February 1, 2003 in periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our financial condition or results of operation. In January 2004, the FASB issued a revision to FIN 46, to clarify some requirements and add new scope exceptions. The revised guidance is effective for the first reporting period beginning after December 15, 2003. The adoption of the provisions of FIN 46R is not expected to have a material impact on our financial condition or results of operations.

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

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverable contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to revenue arrangements entered into after June 15, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(3)	New Accounting Pronouncements, Continued

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

(4)	Inventories

Inventories were comprised of the following at December 31, 2003 and June 30, 2003:

(In $US thousands)	December 31, 2003	June 30, 2003
Raw materials	$19,396	13,712
Work in progress	2,165	2,288
Finished goods	35,303	33,386

	$56,864	$49,386

(5)	Comprehensive Income

The table below presents other comprehensive income:

(in US$ 000’s)	Foreign Currency Items	Unrealized Gains on Securities	Accumulated Other Comprehensive Income	Retained Earnings	Accumulated Comprehensive Income
Beginning balance, July 1, 2003	$29,901	$9	$29,910	$160,372	$190,282
Current period change	27,222	2	27,224	26,400	53,624

Ending balance, December 31, 2003	57,123	11	57,134	186,772	243,906

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5)	Comprehensive Income, Continued

The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive loss at December 31, 2003 and June 30, 2003 consisted of foreign currency translation adjustments with net credit balances of $57.1 million and $29.9 million, respectively and unrealized gains on securities with net credit balance of $11,000 (net of tax $6,000) and $9,000 (net of tax $5,000), respectively.

(6)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended December 31, 2003, were as follows:

(In US$ thousands)
Balance at June 30, 2003	$102,160
Goodwill on acquisition of the assets of Respro Medical Company Limited (our Hong Kong distributor)	89
Foreign currency translation adjustments	5,905

Balance at December 31, 2003	$108,154

Other intangible assets amounted to $4.8 million (net of accumulated amortization of $4.5 million) and $3.7 million (net of accumulated amortization of $3.4 million) at December 31, 2003 and June 30, 2003, respectively. These intangible assets consist of patents and are amortized over the estimated useful life of the patent, generally five years. There are no expected residual values related to these intangible assets.

(7)	Long-Term Debt

On June 20, 2001 we issued $150.0 million of 4% convertible subordinated notes that are due to mature on June 20, 2006. On July 3, 2001, we received an additional $30.0 million in over allotments. This increased the total amount of convertible subordinated notes issued to $180.0 million.

During the six months ended December 31, 2003, we did not repurchase any of our convertible subordinated notes.

During the year ended June 30, 2003, we repurchased $10.0 million face value of our convertible subordinated notes. The total purchase price of the notes was $9.4 million, including $0.2 million in accrued interest. We recognized a gain of $0.3 million, net of tax of $0.2 million, on these transactions.

During the year ended June 30, 2002, we repurchased $56.8 million face value of our convertible subordinated notes. The total purchase price of the notes was $49.1 million, including $0.6 million in accrued interest. We recognized a gain of $4.0 million, net of tax of $2.5 million on these transactions.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(7)	Long-Term Debt, Continued

As at December 31, 2003, we had convertible subordinated notes outstanding of $113.3 million.

The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock of ResMed Inc. The notes are currently convertible at a conversion price of $60.60 per share, which is equal to a conversion rate of 16.5017 shares per $1,000 principal amount of notes, subject to adjustment.

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

We were engaged in litigation relating to the enforcement and defense of certain of our patents during the six months ended December 31, 2003.

1995 Litigation with Respironics. In January 1995, our subsidiary, ResMed Limited, filed a complaint in the United States District Court for the Southern District of California seeking monetary damages from and injunctive relief against Respironics, Inc. for alleged infringement of three of its patents. In February 1995, Respironics filed a complaint in the U.S. District Court for the Western District of Pennsylvania against ResMed Limited, seeking a declaratory judgment that Respironics, Inc. did not infringe claims of these patents and that ResMed Limited’s patents were invalid and unenforceable.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(8)	Commitments and Contingencies, Continued

On September 5, 2003, ResMed and Respironics agreed to settle this action. Both ResMed and Respironics have dismissed all claims in the action with prejudice.

2002 Litigation with Fisher & Paykel Healthcare. On August 26, 2002, ResMed Inc., ResMed Corp. and ResMed Limited filed a lawsuit in U.S. District Court for the Southern District of California against Fisher & Paykel Healthcare Inc and Fisher & Paykel Healthcare Limited (“Fisher & Paykel Healthcare”). ResMed’s amended complaint sought a judgment that selected Fisher & Paykel Healthcare mask products infringed patents held by ResMed. The complaint further charged the defendants with copying ResMed’s proprietary mask technology and alleged violations of the Lanham Act, trademark and trade dress infringement and common law violations relating to the appearance of ResMed’s mask products.

On May 6, 2003, ResMed and Fisher & Paykel Healthcare agreed to settle this lawsuit. In accordance with the settlement, Fisher & Paykel introduced a new design of its mask in the United States on or before August 1, 2003. ResMed has agreed not assert intellectual property claims against the new mask. In addition, Fisher & Paykel has agreed not to sell the previous design of its masks anywhere in the world after October 1, 2003. ResMed has dismissed the lawsuit with prejudice.

2002 Litigation with Respironics. On October 11, 2002, ResMed Inc, ResMed Corp, and ResMed Limited filed a lawsuit in U.S. District Court for the Southern District of California, in San Diego against Respironics, Inc. ResMed’s suit sought a judgment that certain of Respironics’ mask products (Contour Deluxe, Comfort Classic, Comfort Select, and Image3 masks) infringed patents held by ResMed. The complaint further charged Respironics with copying ResMed’s proprietary mask technology, and alleged violation of the Lanham Act, trademark and trade dress infringement, and common law violations relating to the appearance of ResMed’s mask products. ResMed sought an injunction and damages.

On October 16, 2002 Respironics, Inc. filed a lawsuit in U.S. District Court for the Western District of Pennsylvania against ResMed Limited seeking a declaratory judgment that Respironics, Inc. did not infringe the patents that were the subject of ResMed’s October 11, 2002 complaint, that such patents were invalid and unenforceable, and that Respironics had not committed any other trademark, trade dress or common law violations.

On September 5, 2003, ResMed and Respironics agreed to settle these actions. ResMed and Respironics have dismissed all claims in the actions with prejudice.

Other Litigation. In addition to the matters described above, in the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not have a material adverse effect on our consolidated financial statements taken as a whole.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Business Acquisitions

Six months ended December 31, 2003

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

(10)	In-Process Research and Development Charge

MAP

On acquisition of MAP Medizin-Technologie GmbH (MAP) in February 2001, we recognized as an expense a charge of $17.7 million with respect to five in-process research and development programs under active development by MAP at date of acquisition. The five projects were:

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

PART I - FINANCIAL INFORMATION	Item 1

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

The main product development effort of MAP since acquisition has been on the completion of the Autotitration CPAP flow generator specified in the initial in-process research and development charge, now referred to as the Magellan. This project experienced some delays due to the complexity of the software algorithm development process and associated electronics resulting in the product being released in November 2002. Since release, sales have grown each quarter and are now approaching our original sales projections.

(v)	OSA diagnostic screening device

MAP’s new diagnostic screening device, now called the microMESAM, is expected to be released to the market in the third quarter of fiscal 2004. We remain confident in the capacity of the device to enhance the diagnostic process, and remain confident in the potential of the product to significantly impact the treatment and diagnosis of obstructive sleep apnea in the German market.

As at December 31, 2003, three of the five programs have been completed with the release of the Papillon mask system, upgraded headgear and Magellan automated flow generator CPAP device.

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

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Conditions and Results of Operations

Overview

The following is an overview of the results of the quarter ended December 31, 2003. It should be read together with the detail provided in the individual sections below.

During the quarter, our net revenue increased by 26%, and gross profit increased by 25%, when compared to the quarter ended December 31, 2002. These results were primarily driven by increasing unit sales of our products. Earnings per share increased by 33%, to $0.40 per share, over the same time period. We experienced a favorable product mix during the quarter, but this was offset by the impact of a stronger Australian dollar, which increased manufacturing and research and development costs. We recognized other income of $1.5 million, primarily reflecting net foreign currency exchange gains. Our selling, general and administrative expenses, as a percentage of net revenue, were 31%, compared to 32% in the second quarter of fiscal year 2003. We committed a donation of $0.5 million to the ResMed Foundation.

Net Revenue

Net revenue increased for the three months ended December 31, 2003 to $82.3 million from $65.3 million for the three months ended December 31, 2002, an increase of $17 million or 26%. For the six months ended December 31, 2003 net revenue increased to $155.2 million from $123.9 million for the six months ended December 31, 2002, an increase of $31.3 million or 25%. Both the three month and six month increases in net revenue is primarily attributable to an increase in unit sales of our flow generators and accessories. Sales also benefited from an appreciation of international currencies against the US dollar (increasing sales by approximately $5.8 million and $9.8 million for the three and six month periods respectively).

Net revenue in North and Latin America increased for the three months ended December 31, 2003 to $41.1 million from $32.3 million for the three months ended December 31, 2002, an increase of $8.8 million or 27%. For the six months ended December 31, 2003, North and Latin America net revenue increased to $75.7 million from $60.6 million for the six months ended December 31, 2002, an increase of $15.1 million or 25%. This growth primarily reflects increased public and physician awareness of sleep-disordered breathing partially offset by the cessation, in the second quarter of fiscal 2003, of our domestic diagnostic distribution business (which contributed revenue of $0.4 million and $1.3 million for the three-month and six-month periods ended December 31, 2002, respectively).

Net revenue in international markets for the three months ended December 31, 2003 increased to $41.2 million from $33.0 million for the three months ended December 31, 2002, an increase of $8.2 million or 25%. For the six months ended December 31, 2003, net revenue in international markets increased to $79.5 million from $63.3 million for the six months ended December 31, 2002, an increase of $16.2 million or 26%. International sales growth for both the three-month and six-month periods ended December 31, 2003 reflect organic growth in the overall sleep-disordered breathing market and appreciation of international currencies against the U.S. dollar.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Conditions and Results of Operations

Net Revenue, Continued

Sales of flow generators for the three months ended December 31, 2003 increased by 20% compared to the three months ended December 31, 2002 including increases of 18% in North and Latin America and 21% elsewhere. Sales of mask systems, motors and other accessories increased by 33% including increases of 35% in North and Latin America and 30% elsewhere, for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. These increases primarily reflect growth in the overall sleep-disordered breathing market and appreciation of international currencies against the U.S. dollar.

For the six months ended December 31, 2003, sales of flow generators increased by 20% compared to the six months ended December 31, 2002; 20% in North and Latin America and 21% internationally. Sales of mask systems, motors and other accessories increased by 31%; 29% in North and Latin America and 33% internationally, for the six months ended December 31, 2003 compared to the six months ended December 31, 2002. These increases primarily reflect growth in the overall sleep-disordered breathing market and appreciation of international currencies against the U.S. dollar.

Gross Profit

Gross profit increased for the three months ended December 31, 2003 to $52.4 million from $41.8 million for the three months ended December 31, 2002, an increase of $10.6 million or 25%. Gross profit as a percentage of net revenue for the three months ended December 31, 2003 was 64%, consistent with the margin for the three months ended December 31, 2002, and reflecting a more favorable product mix largely offset by the impact of higher manufacturing costs in our Australian manufacturing facility resulting from a stronger Australian dollar against the U.S. dollar, as the majority of manufacturing labor and overhead costs are incurred in Australia.

For the six-months ended December 31, 2003 gross profit increased to $99.6 million from $79.5 million in the same period of fiscal 2002, an increase of $20.1 million or 25%. Gross profit as a percentage of net revenue for the six-months ended December 31, 2003 was 64% consistent with the margin for the six months ended December 31, 2002. This also reflects a more favorable product mix offset by higher manufacturing costs resulting from a stronger Australian dollar against the U.S. dollar, as the majority of manufacturing costs are incurred in Australia.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2003 to $25.8 million from $20.9 million for the three months ended December 31, 2002, an increase of $4.9 million or 23%. As a percentage of net revenue, selling, general and administrative expenses for the three months ended December 31, 2003 was 31% compared to 32% for the three months ended December 31, 2002. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other expenses related to the increase in our sales. The increase in SG&A expenses was also attributable to appreciation of international currencies against the US dollar, which added approximately $2.6 million to our expenses as reported in U.S. dollars.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Conditions and Results of Operations

Selling, General and Administrative Expenses, Continued

Selling, general and administrative expenses for the six months ended December 31, 2003 increased to $48.0 million from $38.7 million for the six months ended December 31, 2002, an increase of $9.3 million or 24%. As a percentage of net revenue selling, general and administration expenses of 31% for the six months ended December 31, 2003 was consistent with the six months ended December 31, 2002.

Donation to Research Foundation

For the three-months ended December 31, 2003 we committed to $0.5 million as a donation to the ResMed Sleep Disordered Breathing Foundation. The Foundation’s overall mission is to educate both the public and physicians about the inherent dangers of untreated SDB/OSA, particularly as it relates to cerebrovascular and cardiovascular disease.

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2003 to $6.8 million from $4.8 million for the three months ended December 31, 2002, an increase of $1.9 million or 40%. As a percentage of net revenue, research and development expenses of 8.2% for the three-months ended December 31, 2003 was higher compared to the 7.4% for the three months ended December 31, 2002. The increase in research and development expenses was due to increased salary costs associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products. To a large extent, it also reflects the appreciation of the Australian dollar against the US dollar, as the majority of research and development costs are incurred in Australian dollars. In constant currency terms, research and development expenses for the three months ended December 31, 2003 increased by $0.7 million or 14%, compared to the three months ended December 31, 2002. We expect to continue to spend approximately 8% of our revenues on research and development during the rest of the fiscal year.

For the six-month period ended December 31, 2003 research and development expenses increased to $12.8 million from $9.2 million for the same period in fiscal 2002, an increase of $3.6 million or 39%. As a percentage of net revenue, research and development expenses were 8.2% for the six months ended December 31, 2003 compared to 7.5% for the six months ended December 31, 2002. The increase in research and development expenses was due to increased salary costs associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products. To a large extent, it also reflects an appreciation of the Australian dollar against the US dollar, as the majority of research and development costs are incurred in Australian dollars. In constant currency terms, research and development expenses for the six months ended December 31, 2003 increased by $1.4 million or 15%, compared to the six months ended December 31, 2002.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Conditions and Results of Operations

Other Income (Expense), Net

Other income (expense), net for the three months ended December 31, 2003 increased to net income of $1.5 million compared to net expense of $0.9 million for the three months ended December 31, 2002. Other income, net primarily reflects gains on foreign exchange and interest income from cash and marketable securities, partially offset by interest expense associated with our convertible subordinated notes.

Other income (expense), net increased for the six months ended December 31, 2003 to net income of $0.5 million from net expense of $2.4 million for the six months ended December 31, 2002. The increase in other income was attributable to increased net foreign currency exchange gains and lower interest expense, reflecting the reduction in the balance of our convertible subordinated notes over this period.

Income Taxes

Our effective income tax rate increased to approximately 32.3% for the three months ended December 31, 2003 from approximately 31.7% for the three months ended December 31, 2002 and for the six-month period ended December 31, 2003 increased to 32.0% from 31.7% for the six-month period ended December 31, 2002. The higher tax rate was primarily due to the geographical mix of taxable income, with a greater proportion of our income being generated in higher tax rate jurisdictions. We continue to benefit from the Australian corporate tax rate of 30%, as we generate a majority of our taxable income in Australia.

Liquidity and Capital Resources

As of December 31, 2003 and June 30, 2003, we had cash and cash equivalents and marketable securities available-for-sale of approximately $117.2 million and $121.0 million, respectively. Working capital was approximately $197.4 million and $191.3 million at December 31, 2003 and June 30, 2003 respectively.

Inventories at December 31, 2003 increased by $11.5 million or 25% to $56.9 million compared to December 31, 2002 inventories of $45.4 million. The percentage increase in inventories was consistent with the 26% increase in revenues in the three-month period ended December 31, 2003 compared to the three-month period ended December 31, 2002. The inventory build in absolute terms reflects higher sales volumes, stronger international currencies (increasing the value of inventory in U.S. dollar terms) and, commencing in the September quarter, an inventory build to buffer stock before we relocate our Australian manufacturing facility. The move is expected to occur in the third and fourth quarter of this fiscal year. Accounts receivable at December 31, 2003 were $58.2 million, an increase of $9 million or 18% over the December 31, 2002 accounts receivable balance of $49.2 million. This increase was lower than the 26% increase in revenues for the three month period ended December 31, 2003 compared to the three month period ended December 31, 2002, reflecting improved collections. Accounts receivable days outstanding improved to 63 days for the quarter ended December 31, 2003, compared to 68 days for the quarter ended December 31, 2002.

During the six-month period ended December 31, 2003, we generated cash of $26.0 million from operations, primarily as a result of increased profit partially offset by higher working capital, particularly in respect of inventories. During the six-month period ended December 31, 2002 approximately $20.2 million of cash was generated by operations.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources, Continued

Capital expenditures for the six months ended December 31, 2003 and 2002 aggregated $27 million and $10.6 million respectively. The majority of the expenditures for both periods related to the construction of our new manufacturing facility, acquisition of computer hardware and software and purchase of production tooling and equipment. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $134.2 million at December 31, 2003 compared to $104.7 million at June 30, 2003.

During the year ended June 30, 2003 we repurchased $10.0 million face value of our outstanding convertible subordinated notes. The total purchase price of the notes was $9.4 million, including $0.2 million in accrued interest. We recognized a gain of $0.3 million, net of tax of $0.2 million, on these transactions. We did not repurchase any convertible subordinated notes during the six month period ended December 31, 2003. At December 31, 2003, we had convertible subordinated notes outstanding of $113.3 million.

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

On April 26, 2002, we settled our purchase of a 30-acre site at Norwest Business Park, located northwest of Sydney, Australia. The acquisition cost was $23.6 million, including deferred payments of $5.7 million paid in October 2002 and $5.7 million paid in April 2003. We expect the first building, a manufacturing facility, to be operational on this site in the first half of calendar 2004. New research and development and office facilities are expected to be completed in 2005. We estimate that the building costs for the manufacturing facility will be approximately $45.0 million.

On May 8, 2002, we completed a sale and leaseback transaction of our Australian facility located at North Ryde in Sydney, Australia. The property was sold for $18.5 million with a three-year leaseback and a further one-year option. The profit before tax on sale of the property of $5.5 million will be amortized over the lease period. The cash made available from the sale has been utilized for the construction of our new facilities at Norwest Business Park also located in Sydney, Australia.

On June 6, 2002, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding common stock. For the six-month period ended December 31, 2003, we repurchased 471,004 at a cost of $19.0 million. As at December 31, 2003, we have repurchased a total of 886,369 shares at a cost of $30.4 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources, Continued

Details of contractual obligations at December 31, 2003 are as follows:

In $000’s	Total		Payments Due by Period
			Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$113,250		—	113,250	—	—
Operating Leases	13,389		5,443	5,103	2,297	546
Unconditional Purchase Obligations (1)	18,381	(1)	18,381	—	—	—

Total Contractual Cash Obligations	$145,020		$23,824	$118,353	$2,297	$546

(1)	The figure includes unconditional purchase obligations of $15.2 million relating to the construction of our manufacturing and warehouse facility at Norwest, in Sydney, Australia.

Details of other commercial commitments at June 30, 2003 are as follows:

In $000’s	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1-3 years	4-5 years	Over 5 years
Lines of Credit	$128	$128	$—	$—	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees*	1,687	—	886	—	801
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	$1,815	$128	$886	$—	$801

*	The above guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

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

PART I - FINANCIAL INFORMATION	Item 2

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

The main product development effort of MAP since acquisition has been on the completion of the Autotitration CPAP flow generator specified in the initial in-process research and development charge, now referred to as the Magellan. This project experienced some delays due to the complexity of the software algorithm development process and associated electronics resulting in the product being released in November 2002. Since release, sales have grown each quarter and are now approaching our original sales projections.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Conditions and Results of Operations

In-Process Research and Development Charge, Continued

(v)	OSA diagnostic screening device

MAP’s new diagnostic screening device, now called the microMESAM is expected to be released to the market in the third quarter of fiscal 2004. We remain confident in the capacity of the device to enhance the diagnostic process, and remain confident in the potential of the product to significantly impact the treatment and diagnosis of obstructive sleep apnea in the German market.

As at December 31, 2003, three of the five programs have been completed with the release of the Papillon mask system, upgraded headgear and Magellan automated flow generator CPAP device.

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

PART I - FINANCIAL INFORMATION	Item 2

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

PART I - FINANCIAL INFORMATION	Item 2

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

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

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

The table below provides information in US dollar equivalents on our foreign-currency denominated financial assets by legal entity functional currency as at December 31, 2003 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar	US Dollar	Euro	Great Britain Pound	Singapore Dollar	New Zealand Dollar	Swedish Krona	Swiss Franc	Japanese Yen
AUD Functional Currency Entities:
Assets	—	$38,175	10,702	2,212	719	1,012	791	292	—
Liability	—	(7,350)	(135)	(5,805)	—	(6)	—	—	(190)

Net Total		$30,825	$10,567	$(3,593)	$719	$1,006	$791	$292	$(190)

USD Functional Currency Entities:
Assets	$21,619	—	—	—	—		—	—	—
Liability	—	—	—	—	—	—	—	—	—

Net Total	$21,619	—	—	—	—	—	—	—	—

Euro Functional Currency Entities:
Assets	$8,080	79	—	—	—	—	—	1,330	—
Liability	—	(281)	—	—	—	—	—	—	—

Net Total	$8,080	$(202)	—	—	—	—	—	$1,330	—

The table below provides information about our foreign currency derivative financial instruments and presents such information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at December 31, 2003. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts

					Fair Value Assets / (Liabilities)
(In thousands except exchange rates)	FY 2004	FY 2005	FY 2006	Total	December 31, 2003	June 30, 2003
Foreign Exchange Call Options
(Receive AUS$/Pay U.S.$)
Option amount	$33,000	$60,000	$18,000	$111,000	$4,095	$2,026
Average contractual exchange rate	AUS $1 = USD 0.68	AUS$1=USD 0.707	AUS $1 = USD0.685	AUS $1 = USD0.695
(Receive AUS$/Pay Euro)
Option amount	$11,325	$15,100	$—	$26,425	$593	$552
Average contractual exchange rate	AUS $1 = Euro 0.59	AUS$1=Euro 0.58	AUS$1=Euro	AUS $1 = Euro 0.584

Total					$4,688	$2,578

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our investments.

At December 31, 2003, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We maintain a short-term investment portfolio containing financial instruments of which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

A hypothetical 100 basis point change in interest rates during the three months ended December 31, 2003, would have resulted in approximately $0.2 million change in pretax income. In addition, the value of our marketable securities would change by approximately $0.3 million following a hypothetical 100 basis point change in interest rates. We do not use derivative financial instruments in our investment portfolio.

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

We have expanded our marketing activities to target the population with a predisposition to sleep-disordered breathing as well as primary care physicians and various medical specialists. We cannot assure you that these marketing efforts will be successful in increasing awareness of our products.

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

PART I - FINANCIAL INFORMATION	Item 3

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

PART I - FINANCIAL INFORMATION	Item 3

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

Disruptions in the supply of components from our single source suppliers could result in a significant reduction in sales and profitability. We purchase uniquely configured components for our devices from various suppliers, including some who are single-source suppliers for us. We cannot assure you that a replacement supplier would be able to configure its components for our devices on a timely basis or, in the alternative, that we would be able to reconfigure our devices to integrate the replacement part. A reduction or stoppage in supply while a replacement supplier reconfigures its components, or while we reconfigure our devices for the replacement part, would limit our ability to manufacture our devices, which could result in a significant reduction in sales and profitability. We cannot assure you that our inventories would be adequate to meet our production needs during any prolonged interruption of supply.

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

RESMED INC AND SUBSIDIARIES

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II - OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item	1 Legal Proceedings

Refer Note 8 to the Condensed Consolidated Financial Statements

Item	2 Changes in Securities and Use of Proceeds

None

Item	3 Defaults Upon Senior Securities

None

Item	4 Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on November 13, 2003. The holders of 23,321,642 shares of the Company’s stock (approximately 69% of the outstanding shares) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (1) to elect two directors to serve for a three-year term, (2) to approve the 2003 Employee Stock Purchase Plan, (3) to approve an increase in the amount of directors’ fees not exceeding $400,000 during any fiscal year, and (4) to ratify the selection of auditors of the Company for the fiscal year ending June 30, 2004.

(1)	Dr. Peter C. Farrell and Dr. Gary W. Pace, nominated by the Company’s Board of Directors, were elected to serve until 2006. There were no other nominees. Shares were voted as follows:

Name	For	Withholding Vote For
Dr. Peter C. Farrell	22,134,779	371,757
Dr. Gary W. Pace	21,537,106	979,478

(2)	The 2003 Employee Stock Plan, under which an aggregate of 3,250,000 shares would be available for issuance, was approved: affirmative votes, 15,956,072; negative votes, 1,975,502.

(3)	An increase to $400,000 in the maximum aggregate amount of directors’ fees that may be paid in any fiscal year to all non-executive directors, as a group, was approved affirmative votes, 20,252,591; negative votes, 2,015,115.

(4)	The selection of KPMG LLP as independent public accountants for the 2004 fiscal year was ratified: affirmative votes, 22,223,053 shares; negative votes 175,626.

PART II - OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item	5 Other Information

None.

Item	6 Exhibits and Report on Form 8-K

a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

None

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED February 11, 2004

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman and Chief Executive Officer

/s/ ADRIAN M. SMITH
Adrian M. Smith
Senior Vice President Finance and Chief Financial Officer