Form 10-Q
period 2004-03-31
RESMED INC
filed 2004-05-14
CIK 943819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of May 5, 2004, there were 33,808,276 shares of Common Stock ($0.004 par value) outstanding. This number excludes 886,369 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

INDEX

		Page
Part I	Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2004 and June 30, 2003	3

	Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2004 and 2003 and the Nine Months ended March 31, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended March 31, 2004 and 2003	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4	Controls and Procedures	41

Part II	Other Information

Item 1	Legal Proceedings	42

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	42

Item 3	Defaults Upon Senior Securities	42

Item 4	Submission of Matters to a Vote of Security Holders	42

Item 5	Other Information	42

Item 6	Exhibits and Reports on Form 8-K	42

	Signatures	43

	Exhibits

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in US$ thousands, except share data)

(Unaudited)

	March 31, 2004	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$114,568	$114,491
Marketable securities – available-for-sale	12,934	6,533
Accounts receivable, net of allowance for doubtful accounts of $3,156 at March 31, 2004 and $2,474 at June 30, 2003	65,934	56,694
Inventories (note 4)	57,454	49,386
Deferred income taxes	9,354	8,301
Prepaid expenses and other current assets	7,513	6,500

Total current assets	267,757	241,905

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $60,365 at March 31, 2004 and $45,379 at June 30, 2003	150,572	104,687
Patents, net of accumulated amortization of $4,968 at March 31, 2004 and $3,437 at June 30, 2003	4,947	3,745
Goodwill (note 6)	106,805	102,160
Other assets	11,361	7,098

Total non-current assets	273,685	217,690

Total assets	$541,442	$459,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,705	$19,368
Accrued expenses	22,423	19,140
Deferred revenue	8,192	6,355
Income taxes payable	14,636	3,408
Current portion of deferred profit on sale-leaseback	2,468	2,312

Total current liabilities	66,424	50,583

Non-current liabilities:
Deferred revenue	8,843	7,210
Deferred profit on sale-leaseback	599	2,119
Convertible subordinated notes (note 7)	113,250	113,250

Total non-current liabilities	122,692	122,579

Total Liabilities	189,116	173,162

Commitments and contingencies (note 8)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—

Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares authorized; none issued	—	—

Common Stock, $0.004 par value, 100,000,000 shares authorized; issued and outstanding 33,711,049 at March 31, 2004 and 33,370,885 at June 30, 2003 (excluding 886,369 and 415,365 shares held as Treasury Stock respectively)	135	134

Additional paid-in capital	122,363	107,432

Retained earnings	201,801	160,372
Treasury stock	(30,440)	(11,415)
Accumulated other comprehensive income (note 5)	58,467	29,910

Total stockholders’ equity	352,326	286,433

Total liabilities and stockholders’ equity	$541,442	$459,595

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(in US$ thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net revenue	$91,277	$68,996	$246,447	$192,875

Cost of sales	33,727	25,809	89,315	70,152

Gross profit	57,550	43,187	157,132	122,723

Operating expenses:
Selling, general and administrative	28,201	21,013	76,153	59,735
Donation to research foundation	—	—	500	—
Research and development	6,858	5,068	19,641	14,299

Total operating expenses	35,059	26,081	96,294	74,034

Income from operations	22,491	17,106	60,838	48,689

Other income (expense), net:
Interest income (expense), net	(437)	(505)	(1,199)	(2,131)
Gain on extinguishment of debt	—	—	—	529
Other, net	211	1,406	1,442	121

Total other income (expense), net	(226)	901	243	(1,481)

Income before income taxes	22,265	18,007	61,081	47,208
Income taxes	(7,236)	(5,757)	(19,652)	(15,003)

Net income	$15,029	$12,250	$41,429	$32,205

Basic earnings per share:	$0.45	$0.37	$1.23	$0.98
Diluted earnings per share:	$0.43	$0.35	$1.18	$0.94

Basic share outstanding	33,639	33,065	33,651	32,980
Diluted shares outstanding	35,055	34,564	35,063	34,343

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in US$ thousands)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$41,429	$32,205

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,773	8,949
Amortization of deferred borrowing costs	599	641
Provision for service warranties	161	128
Foreign currency options revaluations	(1,704)	191
Gain on debt extinguishment	—	(529)
Profit on sale and lease-back of building	(1,840)	(1,459)

Changes in operating assets and liabilities:
Accounts receivable, net	(9,239)	(4,016)
Inventories	(5,939)	(5,991)
Prepaid expenses and other current assets	(1,047)	(1,625)
Accounts payable, accrued expenses and other liabilities	18,015	8,643

Net cash provided by operating activities	53,208	37,137

Cash flows from investing activities:
Purchases of property, plant and equipment	(45,999)	(16,528)
Patent registration costs	(1,704)	(1,026)
Purchase of non-trading investments	(1,381)	(953)
Proceeds from sale of non-trading investments	—	1,836
Cash paid for acquisitions, including acquisition costs	(184)	(300)
Purchases of marketable securities-available-for-sale	(55,633)	(13,544)
Proceeds from sale of marketable securities – available-for-sale	49,215	23,770

Net cash provided by (used in) investing activities	(55,686)	(6,745)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	14,932	4,563
Installment payment for property purchase	—	(5,870)
Redemption of borrowings, convertible note	—	(9,217)
Purchase of treasury stock	(19,025)	(3,542)

Net cash used in financing activities	(4,093)	(14,066)

Effect of exchange rate changes on cash	6,648	4,529

Net increase in cash and cash equivalents	77	20,855
Cash and cash equivalents at beginning of period	114,491	72,860

Cash and cash equivalents at end of period	$114,568	$93,715

Supplemental disclosure of cash flow information:
Income taxes paid	$9,636	$15,851
Interest paid	2,265	2,265

Fair value of assets acquired on acquisition:	$95	$—
Liabilities assumed	—	—
Goodwill on acquisition	89	300

Cash paid for acquisition	$184	$300

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Organization and Basis of Presentation

ResMed Inc. is a Delaware Corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market devices for the evaluation and treatment of sleep disordered breathing, primarily obstructive sleep apnea. Our manufacturing operations are located in Australia, Germany, and the United States of America. Major distribution and sales sites are located in the United States of America, Germany, France, United Kingdom, Switzerland, Australia and Sweden.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

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

We do not offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims, nor do we offer variable sale prices for subsequent events or activities. However, as part of our sales processes we may provide upfront discounts for large orders, one time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. The costs of all such programs are recorded as an adjustment to revenue. In our US sales activities we use a number of manufacturer representatives to sell our products. These representatives are paid a direct commission on sales and act as an integral component of our US sales force. We do not sell our products to these representatives and do not recognize revenue on such shipments. Our products are predominantly therapy-based equipment and require no installation. As such, we have no significant installation obligations.

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

The consolidated financial statements of our non–US subsidiaries, whose functional currencies are other than US dollars, are translated into US dollars for financial reporting purposes. Assets and liabilities of non–US subsidiaries whose functional currencies are other than the US dollar are translated at period end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income, as described in Note 5, and are included in accumulated other comprehensive income in the consolidated balance sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions denominated in other than the functional currency of the entity are reflected in operations.

(i)	Research and Development

All research and development costs are expensed in the period incurred.

(j)	Earnings Per Share

The weighted average shares used to calculate basic earnings per share were 33,639,000 and 33,065,000 for three-month periods ended March 31, 2004 and 2003 respectively, and 33,651,000 and 32,980,000 for the nine month periods ended March 31, 2004 and 2003 respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,416,000 and 1,499,000 for the three-month periods ended March 31, 2004 and 2003 respectively and by 1,412,000 and 1,363,000 for the nine-month periods ended March 31, 2004 and 2003, respectively.

Options to purchase 926,000 and 1,466,000 shares for the three-month periods ended March 31, 2004 and 2003 respectively and 979,000 and 1,500,000 shares for the nine-month periods ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(k)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, marketable securities available-for-sale, accounts receivable and accounts payable approximate their fair value because of their short-term nature. The estimated fair value of the Company’s long-term debt at March 31, 2004 approximates $119.6 million compared with the carrying value of $113.3 million.

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

Our foreign currency derivatives portfolio represents a cash flow hedge program against the net cash flow of our international manufacturing operations. We have determined our hedge program to be a non-effective hedge as defined under SFAS 133. The foreign currency derivatives portfolio is recorded in the consolidated balance sheets at fair value and included in other assets or other liabilities.

All movements in the fair value of the foreign currency derivatives are recorded within other income, net on our consolidated statements of income.

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at March 31, 2004 and June 30, 2003 was $5.0 million and $2.6 million respectively, which represents the positive fair value of options held by us.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(l)	Foreign Exchange Risk Management (continued)

We held foreign currency option contracts with notional amounts totaling $150.8 million and $124.5 million at March 31, 2004 and June 30, 2003 respectively to hedge foreign currency items. These contracts mature at various dates prior to July 2006.

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

At March 31, 2004 and June 30, 2003, the investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with our investment policy.

As at March 31, 2004, contractual maturities of marketable securities-available-for-sale were (in thousands).

Due less than one year	11,933
Due one to less than three years	—
Due more than three years	1,001

Total	12,934

PART I - FINANCIAL INFORMATION	Item 1

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

Software development costs have been capitalized and are being amortized to the cost of product revenues over the estimated economic lives (generally three to five years) of the products that include such software. Total net capitalized software production costs were $1,315,000 and $1,557,000 at March 31, 2004 and June 30, 2003 respectively.

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

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-based Employee Compensation (continued)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income, as reported	$15,029	$12,250	$41,429	$32,205
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	3,008	3,670	6,603	10,416

Pro forma net income	$12,021	$8,580	$34,826	$21,789

Earnings per share:
Basic - as reported	$0.45	$0.37	$1.23	$0.98
Basic - pro forma	$0.36	$0.26	$1.03	$0.66

Diluted - as reported	$0.43	$0.35	$1.18	$0.94
Diluted - pro forma	$0.34	$0.25	$0.99	$0.63

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 2.8% and 2.9% for the nine months ended March 31, 2004 and 2003 respectively; no dividend yield; expected option lives of 3.7 years and 3.0 years for the nine months ended March 31, 2004 and 2003, respectively and volatility of 43% and 63% for the nine months ended March 31, 2004 and 2003.

The following table illustrates the fair value of compensation costs as determined under the provisions of SFAS 123 by year of option grant (in thousands, except per share data):

	Nine Months Ended March 31,		Average Exercise Price	Fair Value at Date of Grant
Fiscal Year of Grant	2004	2003
2004	$2,482	$—	$41.09	$15.24
2003	3,349	6,518	26.54	12.22
2002	2,744	7,456	50.18	26.10
2001	348	1,998	27.71	13.41
2000	—	53	14.14	6.56

Compensation Cost	$8,923	$16,025

Tax Effected	$6,603	$10,416

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(3)	New Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entities”) in which an enterprise has a controlling financial interest through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. FIN 46 was effective for VIE’s entered into prior to February 1, 2003 in periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our financial condition or results of operation. In December 2003, the FASB issued a revision to FIN 46, to clarify some requirements and add new scope exceptions. The revised guidance is effective for the first reporting period beginning after December 15, 2003. The adoption of the provisions of FIN 46R is not expected to have a material impact on our financial condition or results of operations.

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

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(4)	Inventories

Inventories were comprised of the following at March 31, 2004 and June 30, 2003:

(in US$ thousands)	March 31, 2004	June 30, 2003
Raw materials	$17,073	$13,712
Work in progress	1,938	2,288
Finished goods	38,443	33,386

	$57,454	$49,386

(5)	Comprehensive Income

The table below presents other comprehensive income:

(in US$ 000’s)	Foreign Currency Items	Unrealized Gains on Securities	Accumulated Other Comprehensive Income	Retained Earnings	Accumulated Comprehensive Income
Beginning balance, July 1, 2003	$29,901	$9	$29,910	$160,372	$190,282
Current period change	28,555	2	28,557	41,429	69,986

Ending balance, March 31, 2004	$58,456	$11	$58,467	$201,801	$260,268

The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive income at March 31, 2004 and June 30, 2003 consisted of foreign currency translation adjustments with net credit balances of $58.5 million and $29.9 million, respectively and unrealized gains on securities with net credit balance of $11,000 (net of tax $6,000) and $9,000 (net of tax $5,000), respectively.

(6)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended March 31, 2004, were as follows:

(In US$ thousands)
Balance at June 30, 2003	$102,160
Goodwill on acquisition of the assets of Respro Medical Company Limited (our Hong Kong distributor)	89
Foreign currency translation adjustments	4,556

Balance at March 31, 2004	$106,805

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6)	Goodwill and Other Intangible Assets, Continued

Other intangible assets amounted to $4.9 million (net of accumulated amortization of $5.0 million) and $3.7 million (net of accumulated amortization of $3.4 million) at March 31, 2004 and June 30, 2003, respectively. These intangible assets consist of patents and are amortized over the estimated useful life of the patent, generally five years. There are no expected residual values related to these intangible assets.

(7)	Long-Term Debt

On June 20, 2001 we issued $150.0 million of 4% convertible subordinated notes that are due to mature on June 20, 2006. On July 3, 2001, we received an additional $30.0 million in over allotments. This increased the total amount of convertible subordinated notes issued to $180.0 million.

During the nine months ended March 31, 2004, we did not repurchase any of our convertible subordinated notes.

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

As at March 31, 2004, we had convertible subordinated notes outstanding of $113.3 million.

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

We were engaged in litigation relating to the enforcement and defense of certain of our patents during the nine months ended March 31, 2004.

1995 Litigation with Respironics. In January 1995, our subsidiary, ResMed Limited, filed a complaint in the United States District Court for the Southern District of California seeking monetary damages from and injunctive relief against Respironics, Inc. for alleged infringement of three of its patents. In February 1995, Respironics filed a complaint in the US District Court for the Western District of Pennsylvania against ResMed Limited, seeking a declaratory judgment that Respironics, Inc. did not infringe claims of these patents and that ResMed Limited’s patents were invalid and unenforceable.

On September 5, 2003, ResMed and Respironics agreed to settle this action. Both ResMed and Respironics have dismissed all claims in the action with prejudice.

2002 Litigation with Respironics. On October 11, 2002, ResMed Inc, ResMed Corp, and ResMed Limited filed a lawsuit in US District Court for the Southern District of California, in San Diego against Respironics, Inc. ResMed’s suit sought a judgment that certain of Respironics’ mask products (Contour Deluxe, Comfort Classic, Comfort Select, and Image3 masks) infringed patents held by ResMed. The complaint further charged Respironics with copying ResMed’s proprietary mask technology, and alleged violation of the Lanham Act, trademark and trade dress infringement, and common law violations relating to the appearance of ResMed’s mask products. ResMed sought an injunction and damages.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(8)	Commitments and Contingencies, Continued

On October 16, 2002 Respironics, Inc. filed a lawsuit in US District Court for the Western District of Pennsylvania against ResMed Limited seeking a declaratory judgment that Respironics, Inc. did not infringe the patents that were the subject of ResMed’s October 11, 2002 complaint, that such patents were invalid and unenforceable, and that Respironics had not committed any other trademark, trade dress or common law violations.

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

Nine months ended March 31, 2004

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

MAP’s new diagnostic screening device, now called the microMESAM, was released in the German market in March 2004. We remain confident in the capacity of the device to enhance the diagnostic process, and remain confident in the potential of the product to significantly impact the treatment and diagnosis of obstructive sleep apnea in the German market.

As at March 31, 2004, four of the five programs have been completed with the release of the Papillon mask system, upgraded headgear, Magellan flow generator and MicroMESAM.

Given the successful completion of the above research programs and performance of the associated product lines, we remain confident in the assumptions used to determine the in-process research and development charge and as a result the net return of the MAP acquisition.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of the results of the quarter ended March 31, 2004. It should be read together with the detail provided in the individual sections below.

We are a leading developer, manufacturer, and marketer of medical equipment for the diagnosis, treatment and management of sleep-disordered breathing. We offer a comprehensive range of products in over 60 countries. We derive our revenue primarily from the sale of medical devices and accessories to treat individuals who suffer from sleep-disordered breathing.

During the quarter, our net revenue increased by 32%, and gross profit increased by 33%, when compared to the quarter ended March 31, 2003. These results were primarily driven by increasing unit sales of our products. Earnings per share increased to $0.43 per share, up from $0.35 per share in the March 2003 quarter. We experienced a favorable product mix due to increased sales of higher margin products during the quarter, but this was offset by the impact of a stronger Australian dollar, which increased manufacturing and research and development costs. We recognized other expenses of $0.2 million, primarily reflecting interest expense on our convertible debt. Our selling, general and administrative expenses, as a percentage of net revenue, were 31%, compared to 30% in the third quarter of fiscal year 2003.

Net Revenue

Net revenue increased for the three months ended March 31, 2004 to $91.3 million from $69.0 million for the three months ended March 31, 2003, an increase of $22.3 million or 32%. For the nine months ended March 31, 2004 net revenue increased to $246.4 million from $192.9 million for the nine months ended March 31, 2003, an increase of $53.5 million or 28%. Both the three-month and nine-month increases in net revenue are primarily attributable to an increase in unit sales of our flow generators and accessories. Sales also benefited from an appreciation of international currencies against the US dollar (increasing the value of international sales by approximately $5.9 million and $15.7 million for the three and nine-month periods, respectively).

Net revenue in North and Latin America increased for the three months ended March 31, 2004 to $45.1 million from $33.8 million for the three months ended March 31, 2003, an increase of $11.2 million or 33%. For the nine months ended March 31, 2004, North and Latin America net revenue increased to $120.8 million from $94.4 million during the nine months ended March 31, 2003, an increase of $26.4 million or 28%. This growth primarily reflects increased public and physician awareness of sleep-disordered breathing partially offset by the cessation, in the second quarter of fiscal 2003, of our US diagnostic distribution business (which contributed revenue of $1.3 million for the nine-month period ended March 31, 2003).

Net revenue in international markets for the three months ended March 31, 2004 increased to $46.2 million from $35.2 million for the three months ended March 31, 2003, an increase of $11.0 million or 31%. In constant currency terms, revenue for the three months ended March 31, 2004 increased by 15%. For the nine months ended March 31, 2004, net revenue in international markets increased to $125.7 million from $98.4 million for the nine months ended March 31, 2003, an increase of $27.3 million or 28%. In constant currency terms, revenue for the nine months ended March 31, 2004 increased by 12%.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, Continued

International sales growth for both the three-month and nine-month periods ended March 31, 2004 reflect organic growth in the overall sleep-disordered breathing market and appreciation of international currencies against the US dollar.

Gross Profit

Gross profit increased for the three months ended March 31, 2004 to $57.6 million from $43.2 million for the three months ended March 31, 2003, an increase of $14.4 million or 33%. Gross profit as a percentage of net revenue for the quarter ended March 31, 2004 was 63%, consistent with the quarter ended March 31, 2003, reflecting a more favorable product mix due to increased sales of higher margin products, offset by the impact of higher manufacturing costs due to a stronger Australian dollar against the US dollar. A majority of our manufacturing labor and overhead costs are incurred in Australian dollars.

For the nine months ended March 31, 2004 gross profit increased to $157.1 million from $122.7 million in the same period of fiscal 2003, an increase of $34.4 million or 28%. Gross profit as a percentage of net revenue was consistent for the nine months ended March 31, 2004 at 64% compared to the nine months ended March 31, 2003. This reflects a more favorable product mix due to increased sales of higher margin products, offset by the impact of higher manufacturing costs due to a stronger Australian dollar against the US dollar (as the majority of manufacturing labor and overhead costs are incurred in Australia).

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2004 to $28.2 million from $21.0 million for the three months ended March 31, 2003, an increase of $7.2 million or 34%. As a percentage of net revenue, selling, general and administrative expenses for the three months ended March 31, 2004 were 31% compared to 30% for the three months ended March 31, 2003. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to appreciation of international currencies against the US dollar, which added approximately $2.6 million to our expenses as reported in US dollars.

Selling, general and administrative expenses for the nine months ended March 31, 2004 increased to $76.2 million from $59.7 million for the nine months ended March 31, 2003, an increase of $16.5 million or 28%. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to appreciation of international currencies against the US dollar, which added approximately $6.9 million to our expenses as reported in US dollars. As a percentage of net revenue, selling, general and administration expenses were 31% for the nine months ended March 31, 2004 consistent with the nine months ended March 31, 2003.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Donation to Research Foundation

For the nine months ended March 31, 2004 we committed to donate $0.5 million as a donation to the ResMed Sleep Disordered Breathing Foundation. The Foundation’s main mission is to promote research and both public and physician awareness of the inherent dangers of untreated sleep-disordered breathing.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2004 to $6.9 million from $5.1 million for the three months ended March 31, 2003, an increase of $1.8 million or 35%. As a percentage of net revenue, research and development expenses were 7.5% for the three months ended March 31, 2004 compared to 7.3% for the three months ended March 31, 2003. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products. To a large extent, it also reflects the appreciation of the Australian dollar against the US dollar, as the majority of research and development costs are incurred in Australian dollars. In constant currency terms, research and development expenses for the three months ended March 31, 2004 increased by $0.6 million or 11%, compared to the three months ended March 31, 2003. We expect to continue to spend approximately 8% of our revenues on research and development during the rest of the fiscal year.

For the nine-month period ended March 31, 2004 research and development expenses increased to $19.6 million from $14.3 million for the same period in fiscal 2003, an increase of $5.3 million or 37%. As a percentage of net revenue, research and development expenses were 8.0% for the nine months ended March 31, 2004 compared to 7.4% for the nine months ended March 31, 2003. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products. To a large extent, the increase also reflects an appreciation of the Australian dollar against the US dollar, as the majority of research and development costs are incurred in Australian dollars. In constant currency terms, research and development expenses for the nine months ended March 31, 2004 increased by $2.0 million or 14%, compared to the nine months ended March 31, 2003.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2004 changed to net expense of $0.2 million from net income of $0.9 million for the three months ended March 31, 2003. The reduction in other income, net was attributable to reduced net foreign currency exchange gains.

Other income (expense), net increased for the nine months ended March 31, 2004 to net income of $0.2 million from net expense of $1.5 million for the nine months ended March 31, 2003. The increase in other income was attributable to increased net foreign currency exchange gains and lower interest expense, reflecting the reduction in the balance of our convertible subordinated notes over this period.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

Our effective income tax rate increased to approximately 32.5% for the three months ended March 31, 2004 from approximately 32.0% for the three months ended March 31, 2003 and for the nine-month period ended March 31, 2004 increased to 32.2% from 31.8% for the nine-month period ended March 31, 2003. The higher tax rate was primarily due to the geographical mix of taxable income, with a greater proportion of our income being generated in higher tax rate jurisdictions. We continue to benefit from the Australian corporate tax rate of 30%, as we generate a majority of our taxable income in Australia.

Liquidity and Capital Resources

As of March 31, 2004 and June 30, 2003, we had cash and cash equivalents and marketable securities available-for-sale of approximately $127.5 million and $121.0 million, respectively. Working capital was approximately $201.3 million and $191.3 million at March 31, 2004 and June 30, 2003 respectively.

Inventories at March 31, 2004 increased by $8.2 million or 17% to $57.5 million compared to March 31, 2003 inventories of $49.3 million. The percentage increase in inventories was less than the 32% increase in revenues during the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003. The inventory build in absolute terms reflects higher sales volumes, stronger international currencies (increasing the value of inventory as reported in US dollars) and beginning in the September quarter, an inventory build to buffer stock before we relocate our Australian manufacturing facility. The move is expected to occur in the fourth quarter of this fiscal year. Accounts receivable at March 31, 2004 were $65.9 million, an increase of $13.3 million or 25% over the March 31, 2003 accounts receivable balance of $52.6 million. This increase was less than the 32% increase in revenues for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003, reflecting improved collections. Accounts receivable days outstanding improved to 64 days for the quarter ended March 31, 2004, compared to 68 days for the quarter ended March 31, 2003.

During the nine-month period ended March 31, 2004, we generated cash of $53.2 million from operations, primarily as a result of increased profit partially offset by higher working capital, particularly in respect of inventories. During the nine-month period ended March 31, 2003 approximately $37.1 million of cash was generated by operations.

Capital expenditures for the nine months ended March 31, 2004 and 2003 aggregated $46.0 million and $16.5 million respectively. The majority of the expenditures for both periods related to the construction of our new manufacturing facility, acquisition of computer hardware and software and purchase of production tooling and equipment. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $150.6 million at March 31, 2004 compared to $104.7 million at June 30, 2003.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

During the year ended June 30, 2003 we repurchased $10.0 million face value of our outstanding convertible subordinated notes. The total purchase price of the notes was $9.4 million, including $0.2 million in accrued interest. We recognized a gain of $0.3 million, net of tax of $0.2 million, on these transactions. We did not repurchase any convertible subordinated notes during the nine-month period ended March 31, 2004. At March 31, 2004, we had convertible subordinated notes outstanding of $113.3 million.

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

On April 26, 2002, we settled our purchase of a 30-acre site at Norwest Business Park, located northwest of Sydney, Australia. The acquisition cost was $23.6 million, including deferred payments of $5.7 million paid in October 2002 and $5.7 million paid in April 2003. The first building, a manufacturing facility, was completed in April 2004 and will be operational in the fourth quarter of fiscal year 2004. New research and development and office facilities are expected to be completed in 2006.

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

On June 6, 2002, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding common stock. For the three-month period ended March 31, 2004, we did not purchase any shares of our outstanding common stock. For the nine-month period ended March 31, 2004, we repurchased 471,004 at a cost of $19.0 million. As at March 31, 2004, we have repurchased a total of 886,369 shares at a cost of $30.4 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Details of contractual obligations at March 31, 2004 are as follows:

In $000’s	Total		Payments Due by Period
			Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$113,250		—	113,250	—	—
Operating Leases	12,070		5,458	4,307	2,058	247
Unconditional Purchase Obligations (1)	5,928	(1)	5,928	—	—	—

Total Contractual Cash Obligations	$131,248		$11,386	$117,557	$2,058	$247

(1)	The figure includes unconditional purchase obligations of $3.1 million relating to the construction of our manufacturing and warehouse facility at Norwest, in Sydney, Australia.

Details of other commercial commitments at March 31, 2004 are as follows:

In $000’s	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1-3 years	4-5 years	Over 5 years
Lines of Credit	$126	$126	$—	$—	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees*	1,734	—	902	42	790
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	$1,860	$126	$902	$42	$790

*	The above guarantees relate to guarantees required by statutory authorities as a condition of developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

Our international operating results are affected by changes in exchange rates between currencies. Changes in exchange rates may negatively affect our consolidated net revenue and gross profit margins from international operations. We are exposed to the risk that the US dollar value equivalent of anticipated cash flows would be adversely affected by changes in foreign currency exchange rates. We manage this risk through foreign currency option contracts.

We expect to satisfy all of our short-term and long-term liquidity requirements through a combination of cash on hand, cash generated from operations and a $15.0 million undrawn revolving line of credit with Union Bank of California.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

In-Process Research and Development Charge

MAP

On acquisition of MAP in February 2001, we recognized as an expense a charge of $17.7 million with respect to five in-process research and development programs then under active development by MAP at date of acquisition. The five projects were:

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

Management Discussion and Analysis of Financial Condition and Results of Operations

In-Process Research and Development Charge, Continued

(v)	OSA diagnostic screening device

MAP’s new diagnostic screening device, now called the microMESAM was released in the German market in March 2004. We remain confident in the capacity of the device to enhance the diagnostic process, and remain confident in the potential of the product to significantly impact the treatment and diagnosis of obstructive sleep apnea in the German market.

As at March 31, 2004, four of the five programs have been completed with the release of the Papillon mask system, upgraded headgear, Magellan flow generator and microMESAM.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

(1) Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering a customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

(2) Inventory Adjustments. Inventories are stated at lower of cost or market and are determined by the first-in, first-out method. We review the components of inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-downs depends on changes in competitive conditions, new product introductions by us or our competitors, or rapid changes in customer demand.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Principles and Estimates

(3) Valuation of Goodwill, Intangible and Other Long-Lived Assets. We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period over which the assets will generate revenues or otherwise be used by us.

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

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Principles and Estimates, Continued

We do not offer a right of return or other recourse with respect to the sale of our products or similarly offer variable sale prices for subsequent events or activities. However, as part of our sales processes we may provide upfront discounts for large orders, one time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. The costs of these programs are recorded as an adjustment to revenue. In our US sales activities we use a number of manufacturer representatives to sell our products. These representatives are paid a direct commission on sales and act as an integral component of our US sales force. We do not sell our products to these representatives, and do not recognize revenue on such shipments. Our products are predominantly therapy-based equipment and require no installation. As such, we have no significant installation obligations.

Recently Issued Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

In April 2003, the FASB issued SFAS 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our results of operations, financial position or liquidity.

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Foreign Currency Market Risk

Our functional currency is the US dollar, although we transact business in various foreign currencies including a number of major European currencies, as well as the Australian dollar. We have significant foreign currency exposure through both our Australian manufacturing activities and international sales operations.

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

The table below provides information in US dollar equivalents on our foreign-currency-denominated financial assets by legal entity functional currency as at March 31, 2004 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar	US Dollar	Euro	Great Britain Pound	Singapore Dollar	New Zealand Dollar	Swedish Krona	Swiss Franc	Japanese Yen
AUD Functional Currency Entities:
Assets	—	$40,814	$12,957	$6,179	$753	$516	$544	$192	$—
Liability	—	(10,598)	(192)	(9,394)	—	(6)	—	—	(201)

Net Total		$30,216	$12,765	$(3,215)	$753	$510	$544	$192	$(201)

USD Functional Currency Entities:
Assets	$22,338	—	—	—	—	—	—	—	—
Liability	—	—	—	—	—	—	—	—	—

Net Total	$22,338	—	—	—	—	—	—	—	—

Euro Functional Currency Entities:
Assets	$8,320	$79	$—	$—	$—	$—	$—	$1,366	$—
Liability	(9)	(149)	—	—	—	—	(2)	—	—

Net Total	$8,311	$(70)	—	—	—	—	(2)	$1,366	—

The table below provides information about our foreign currency derivative financial instruments and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at March 31, 2004. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

					Fair Value Assets / (Liabilities)
(Inthousandsexceptexchangerates)	FY 2004	FY 2005	FY 2006	Total	March 31, 2004	June 30, 2003
Foreign Exchange Call Options
(Receive AUS$/Pay U.S.$)
Option amount	$16,500	$60,000	$54,000	$130,500	$4,091	$2,026
Average contractual exchange rate	AUS $1 = USD 0.681	AUS$1=USD 0.707	AUS $1 = USD0.758	AUS $1 = USD0.725

(Receive AUS$/Pay Euro)
Option amount	$5,543	$14,782	$—	$20,325	$875	$552
Average contractual exchange rate	AUS $1 = Euro 0.59	AUS$1=Euro 0.58	AUS$1=Euro	AUS $1 = Euro 0.583

Total					$4,966	$2,578

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our investments.

At March 31, 2004, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We maintain a short-term investment portfolio containing financial instruments of which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

A hypothetical 100 basis point change in interest rates during the three months ended March 31, 2004, would have resulted in approximately $0.2 million change in pretax income. In addition, the value of our marketable securities would change by approximately $0.3 million following a hypothetical 100 basis point change in interest rates. We do not use derivative financial instruments in our investment portfolio.

Forward-Looking Statements

This report on Form 10-Q contains or may contain certain forward-looking statements and information that are based on our management’s beliefs, as well as on estimates and assumptions made by, and information currently available to our management. The words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future” and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as the cardiovascular and stroke markets. These forward-looking statements are made under the safe harbor provisions of the US Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified below and elsewhere in this report. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors

The risks and uncertainties that may affect our business, financial condition or results of operations include the following:

Our inability to compete successfully in our markets may harm our business. The markets for our sleep-disordered breathing products are highly competitive and are characterized by frequent product improvements and evolving technology. Our ability to compete successfully depends, in part, on our ability to develop innovative new products and to be the first to market with those products. The development of innovative new products by our competitors or the discovery of alternative treatments or potential cures for the conditions that our products treat could make our products noncompetitive or obsolete.

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

We have limited resources to market to the more than 2,500 US sleep clinics and the more than 4,000 home health care dealer branch locations, most of which use, sell or recommend several brands of products. In addition, home health care dealers have experienced price pressures as government and third-party reimbursement have declined for home care products, and home health care dealers are requiring price discounts and longer periods of time to pay for products purchased from us. We cannot assure you that sleep clinic physicians will continue to prescribe our products, or that home health care dealers or patients will not substitute competing products when a prescription specifying our products has been written.

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

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

Any inability to effectively market our products outside the US could impact our profitability. Approximately half our revenues are generated outside the US, in approximately 60 different countries. Many of these countries have unique regulatory, medical, and business environments. If we are unable to effectively market our products outside the US, our overall financial performance could decline.

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

If we fail to integrate our acquisitions with our operations, our business could suffer. The integration of our acquired operations requires significant efforts from our company and the acquired entity, for several years after each acquisition. Although we acquired our MAP subsidiary in February 2001, our Labhardt subsidiary in November 2001, and our Servo Magnetics subsidiary in May 2002, we continue to adjust our business strategies, equipment, and personnel to achieve maximum efficiencies and success. If we are not able to successfully integrate the operations of our acquired entities, we may not fully realize the anticipated benefits of the acquisitions.

We manufacture substantially all of our products outside the US and sell a significant portion of our products in non-US markets, subjecting us to various risks relating to international activities that could adversely affect our overall profitability. Sales outside North and Latin America accounted for approximately 52%, 51%, and 48% of our net revenues in fiscal years 2003, 2002 and 2001, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our US operations, including:

•	fluctuations in currency exchange rates;

•	tariffs and other trade barriers;

•	compliance with foreign medical device manufacturing regulations;

•	reduction in third party payer reimbursement for our products;

•	inability to obtain import licenses;

•	changes in trade policies and in US and foreign tax policies;

•	possible changes in export or import restrictions; and

•	the modification or introduction of other governmental policies with potentially adverse effects.

Fluctuations in foreign currency exchange rates could result in declines in our reported sales and earnings. Since our international sales and a significant portion of our manufacturing costs are denominated in local currencies and not in US dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. We had foreign currency transaction losses in recent periods and may have further losses in the future. We expect that international sales will continue to be a significant portion of our business and that a significant portion of our manufacturing costs will continue to be denominated in Australian dollars.

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

Government and private insurance plans may not reimburse patients for our products, which could result in reductions in sales or selling prices for our products. Our ability to sell our products depends in large part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. These third party payers are increasingly challenging the prices charged for medical products and services. Therefore, even if a product is approved for marketing, we cannot assure you that reimbursement will be allowed for the product, that the reimbursement amount will be adequate or, that the reimbursement amount even if initially adequate, will not subsequently be reduced. For example, in some markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of our products but is subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia and the United Kingdom, there is currently limited or no reimbursement for devices that treat sleep-disordered breathing conditions. Additionally, future legislation or regulation concerning the health care industry or third party or governmental coverage and reimbursement, particularly legislation or regulation limiting consumers’ reimbursement rights, may harm our business.

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

Complying with Food and Drug Administration and other regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties. We are subject to various federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. A recall or other regulatory action could increase our costs, damage our reputation, and materially affect operating results.

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

We cannot assure you that any new products we develop will receive required regulatory approvals from US or foreign regulatory agencies.

Off-label marketing of our products could result in substantial penalties. Clearance under Section 510(k) only permits us to market our products for the uses indicated on the labeling cleared by the FDA. We may request additional label indications for our current products, and the FDA may deny those requests outright, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared products as a condition of clearance. If the FDA determines that we have marketed our products for off-label use, we could be subject to fines, injunctions or other penalties.

Disruptions in the supply of components from our single source suppliers could result in a significant reduction in sales and profitability. We purchase uniquely configured components for our devices from various suppliers, including some who are single-source suppliers for us. We cannot assure you that a replacement supplier would be able to configure its components for our devices on a timely basis or, in the alternative, that we would be able to reconfigure our devices to integrate the replacement part. A reduction or halt in supply while a replacement supplier reconfigures its components, or while we reconfigure our devices for the replacement part, would limit our ability to manufacture our devices, which could result in a significant reduction in sales and profitability. We cannot assure you that our inventories would be adequate to meet our production needs during any prolonged interruption of supply.

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

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

We are subject to tax audits by various tax authorities in many jurisdictions. From time to time we may be audited by the tax authorities and were subject to ongoing tax audits in our three-month and nine-month periods ended March 31, 2004. Any assessment resulting from such an audit could result in material changes to our past or future taxable income, tax payable or deferred tax assets, and could require us to pay penalties and interest that could materially adversely affect our financial results.

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

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline. Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace. The facilities may be affected by natural or man-made disasters and in the event it was affected by a disaster, we would be forced to rely on third party manufacturers. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

You may not be able to enforce the judgments of US courts against some of our assets or officers and directors. A substantial portion of our assets are located outside the United States. Additionally, two of our seven directors and three of our five executive officers reside outside the United States, along with all or a substantial portion of the assets of these persons. As a result, it may not be possible for investors to enforce judgments of US courts relating to any liabilities under US securities laws against our assets, those persons or their assets. In addition, we have been advised by our Australian counsel that some doubt exists as to the ability of investors to pursue claims based on US securities laws against these assets or these persons in Australian courts.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings
Refer Note 8 to the Condensed Consolidated Financial Statements

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None

Item 3	Defaults Upon Senior Securities
None

Item 4	Submission of Matters to a Vote of Security Holders
None

Item 5	Other Information
None.

Item 6	Exhibits and Report on Form 8-K

a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

None

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2004

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman and Chief Executive Officer

/s/ ADRIAN M. SMITH
Adrian M. Smith
Senior Vice President Finance and Chief Financial Officer