Form 10-K
period 2004-06-30
RESMED INC
filed 2004-08-31
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

Commission file number:  0-26038

RESMED INC.

(Exact name of Registrant as specified in its Charter)

Delaware

(State or other jurisdiction of incorporation or organization)

98-0152841

(IRS Employer Identification No)

14040 Danielson Street

Poway, CA 92064-6857

United States Of America

(Address of principal executive offices)

(858) 746-2400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class

Common Stock, $.004 Par Value

Rights to Purchase Series A Junior

Participating Preferred Stock

Name of each exchange upon which registered

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (S 229.405 of this Chapter) is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [x]    No [    ]

The aggregate market value of the voting stock held by non-affiliates of registrant as of December 31, 2003, computed by reference to the closing sale price of such stock on the New York Stock Exchange, was approximately $1,466,319,000. (All directors, executive officers, and 10% stockholders of Registrant are considered affiliates.)

At August 20, 2004, registrant had 33,825,339 shares of Common Stock, $.004 par value, issued and outstanding. This number excludes 1,088,359 shares held by the registrant as treasury shares.

Portions of registrant’s definitive Proxy Statement for its November 18, 2004 meeting of stockholders are incorporated by reference into Part III of this report.

Activa, Aero-Click, Aero-Fix, ApneaLink, AutoVPAP, AutoScan, AutoSet, AutoSet CS, AutoSet Spirit, AutoSet T, AutoSet.com, AutoSet-CS.com, AutoView, Bubble Cushion, Bubble Mask, HumidAire, HumidAire 2i, IPAP MAX, IPAP MIN, MEDDTRAXX, MEPAL, MESAMIV, MicroMesam, minni Max, MaxNcpap, Mirage, Protégé, Moritz II biLEVEL, Poly-MESAM, ResCap, ResAlarm, ResControl, ResMed, SleepKIT Solutions, S6, S7, SELFSET, SmartStart, Sullivan, Swift, TiControl, TRAXX, Twister remote, Ultra Mirage, VPAP, VPAP MAX, Vsync, are our trademarks.

As used in this 10-K, the terms “we”, “us”, “our” and “the Company” refer to ResMed Inc., a Delaware corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

PART I

ITEM 1	BUSINESS

General

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing, or SDB. SDB includes obstructive sleep apnea, or OSA, and other respiratory disorders that occur during sleep. When we were formed in 1989, our primary purpose was to commercialize a treatment for OSA developed by Professor Colin Sullivan. This treatment, nasal Continuous Positive Airway Pressure, or CPAP, was the first successful noninvasive treatment for OSA. CPAP systems deliver pressurized air, typically through a nasal mask, to prevent collapse of the upper airway during sleep.

Since the development of CPAP, we have developed a number of innovative products for SDB, including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our growth has been fuelled by geographic expansion, increased awareness of SDB as a significant health concern among physicians and patients, and our research and product development effort.

We employ 1,520 people and sell our products in over 60 countries through a combination of wholly owned subsidiaries and independent distributors.

Our web site address is www.resmed.com. We make our periodic reports, together with any amendments, available on our web site, free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission.

Corporate History

ResMed Inc., a Delaware corporation, was formed in March 1994 as the ultimate holding company for our domestic, Australian and European operating subsidiaries. On June 1, 1995, we completed an initial public offering of common stock and on June 2, 1995 our common stock commenced trading on the NASDAQ National Market. On September 30, 1999 we transferred our principal public listing to the New York Stock Exchange (NYSE), trading under the ticker symbol RMD. On November 25, 1999, we established a secondary listing of our common stock via Chess Depositary Instruments, or CDI’s, on the Australian Stock Exchange (ASX), also under the symbol RMD. Ten CDI’s on the ASX represent one share of our common stock on the NYSE. On July 1, 2002, we converted our ASX listing status from a foreign exempt listing to a full listing.

Our Australian subsidiary, ResMed Holdings Limited, was originally organized in 1989 by Dr. Peter Farrell to acquire from Baxter Center for Medical Research Pty Limited, or Baxter, the rights to certain technology relating to CPAP treatment as well as Baxter’s existing CPAP device business. Baxter had sold CPAP devices in Australia since 1988, having acquired the rights to the technology in 1987.

Since formation we have acquired a number of operating businesses including Servo Magnetics Inc, Labhardt AG, MAP Medizin Technologie GmbH, Dieter W. Priess Medtechnik, Premium Medical SARL, Innovmedics Pte Ltd and EINAR Egnell AB on May 14, 2002; November 15, 2001; February 16, 2001; February 7, 1996; June 12, 1996; November 1, 1997; and January 31, 2000 respectively. During the 1999 fiscal year we made an equity investment in Medcare Flaga hf (Medcare), based in Iceland. We now market Medcare’s polysomnographic products under the Embla and Embletta label in selected countries.

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

Scientists estimate that one in five adults have some form of obstructive sleep apnea. In the U.S. alone, this represents approximately 43 million people. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 10% of those with OSA have been diagnosed or treated. Many health care professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, snoring, hypertension and irritability are characteristic of OSA.

While OSA has been diagnosed in a broad cross-section of the population, it is predominant among middle-aged men and those who are obese, smoke, consume alcohol in excess or use muscle-relaxing and pain-killing drugs. Recently a strong association has been discovered between OSA and a number of cardiovascular diseases. Recent studies have shown that SDB is present in approximately 80% of patients with drug-resistant hypertension, approximately 60% of stroke patients and approximately 50% of patients with congestive heart failure. In addition, patients who are being treated for certain other conditions, including those undergoing dialysis treatment or suffering from diabetes, may have an increased incidence of OSA.

Sleep-Disordered Breathing and Obstructive Sleep Apnea

Sleep-disordered breathing encompasses all physiological processes that cause detrimental breathing patterns during sleep. Manifestations include OSA, central sleep apnea, or CSA, and hypoventilation syndromes that occur during sleep. Hypoventilation syndromes are generally associated with obesity, chronic obstructive lung disease and neuromuscular disease. OSA is the most common form of SDB.

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

Generally, an individual seeking treatment for the symptoms of OSA is referred by a general practitioner to a specialist for further evaluation. The diagnosis of OSA typically requires monitoring the patient during sleep at either a sleep clinic or the patient’s home. During overnight testing, respiratory parameters and sleep patterns are monitored along with other vital signs such as heart rate and blood oxygen levels. These tests allow sleep clinicians to detect any sleep disturbances such as apneas, hypopneas or subconscious awakenings. We estimate that there are currently around 5,000 sleep clinics in the United States, a substantial portion of which are affiliated with hospitals. The number of sleep clinics has expanded significantly from approximately 100 such facilities in 1985.

Existing Therapies

Prior to 1981, the primary treatment for OSA was a tracheotomy, a surgical procedure to cut a hole in the patient’s windpipe to create a channel for airflow. Most recently, surgery has involved either uvulopalatopharyngoplasty, or UPPP, in which surgery is performed on the upper airway to remove excess tissue and to streamline the shape of the airway, or mandibular advancement, in which the lower jaw is moved forward to widen the patient’s airway. UPPP alone has a poor success rate; however, when performed in conjunction with multi-stage upper airway surgical procedures, a greater success rate has been claimed. These combined procedures, performed by highly specialized surgeons, are expensive and involve prolonged and often painful recovery periods.

CPAP, by contrast, is a non-invasive means of treating OSA. CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the past Chairman of our Medical Advisory Board. CPAP systems were commercialized for treatment of OSA in the United States in the mid 1980’s. Today, use of CPAP is generally acknowledged as the most effective and least invasive therapy for managing OSA.

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

Continue Product Development and Innovation.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to more effectively treat SDB, increase patient comfort and encourage compliance with prescribed therapy. For example, in 1999 we introduced the Mirage Full Face Mask. This mask contains an inflatable air pocket, which conforms to the patient’s facial contours, creating a more comfortable and better seal. Additionally, in 2002 we introduced the AutoSet Spirit flow generator, our second-generation autotitrating device that adapts to the patient’s breathing patterns to more effectively treat OSA. We believe that continued product development and innovation are key factors to our ongoing success. Approximately 15% of our employees are devoted to research and development activities. In fiscal year 2004, we invested $26.2 million, or 8% of our revenues, in research and development.

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

During fiscal 2004, 2003 and 2002, we donated $0.5 million, $nil and $2.3 million respectively to the ResMed Sleep Disordered Breathing Foundations in the United States and Australia to further enhance research and awareness of SDB. The contributions to the Foundations reflect ResMed’s commitment to medical research into sleep-disordered breathing, particularly the treatment of obstructive sleep apnea.

Expand into New Clinical Applications.    We continually seek to identify new applications of our technology for significant unmet medical needs. Recent studies have established a clinical association between OSA and both stroke and congestive heart failure, and have recognized SDB as a cause of hypertension or high blood pressure. We have developed a device, which has not been approved for sale in the United States, for the treatment of Cheyne-Stokes breathing in patients with congestive heart failure. Currently, over 1,000 patients are being treated by this device in Europe. In addition, we maintain close working relationships with a number of prominent physicians to explore new medical applications for our products and technology.

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

AutoSet systems are based on a proprietary technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA. CPAP and VPAP flow generators, accounted for approximately 50%, 53% and 55% of our net revenues in fiscal years 2004, 2003 and 2002, respectively.

AIR FLOW GENERATORS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

VPAP

VPAP II	Bilevel portable device providing different pressure levels for inhalation and exhalation, improved pressure switching and reduced noise output and spontaneous breath triggering.	March 1996

COMFORT	Bilevel device with limited features.	March 1996

VPAP II ST	Bilevel portable device with spontaneous and spontaneous/timed breath triggering modes of operation.	April 1996

VPAP II ST A	Bilevel device with alarms.	August 1998

VPAP MAX+	Bilevel ventilatory support system for the treatment of adult patients with respiratory insufficiency or respiratory failure.	November 1998

Moritz S#	Bilevel portable device providing different pressure levels for inhalation and exhalation with integrated humidifier.	October 2001*

Moritz ST#	Bilevel ST device with spontaneous and spontaneous/timed breath triggering modes of operation, and with power failure alarms, system with integrated humidifier.	October 2001*

VPAP III	Updated Bilevel Portable device encompassing improved pressure synchronization, spontaneous breath triggering and reduced noise.	April 2003

VPAP III ST	Updated Bilevel ST Portable device encompassing improved pressure synchronization, spontaneous and spontaneous/timed breath triggering modes of operation and reduced noise.	April 2003

VPAP III STA	An upgraded Bi-level device with alarm features.	August 2004

AIR FLOW GENERATORS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

AutoSet

AutoSet CS#	Automatic ventilatory assistance device specifically designed to normalize ventilation in congestive heart failure patients with Cheyne Stokes respiration.	December 1998

AutoSet T	Autotitrating device, which continually adjusts CPAP treatment pressure based on patient airway resistance.	March 1999

AutoSet Spirit	Modular, autotitrating device with advanced compliance monitoring and optional integrated humidifier.	September 2001

Magellan#	Autotitrating device using airway resistance measurement.	March 2003*

Autoset Respond	Autotitrating device with basic compliance monitoring and optional integrated humidifier.	September 2003

AutoSet CS2#	Modular, automatic device specifically designed to normalize ventilation in congestive heart failure patients with Cheyne Stokes respiration. The device has an optional integrated humidifier.	August 2004

CPAP

Max II nCPAP#	CPAP device with or without integrated humidifier. Features low noise and reduced pressure swings.	April 1997*

Minni Max nCPAP#	CPAP device with integrated and attachable humidifier and low noise levels.	March 2000*

ResMed S6 series	Quiet, compact CPAP device with various comfort features.	June 2000

ResMed S7 series	Continuous Positive Pressure flow generator with optional integrated humidifier.	July 2002

* Not cleared for marketing in the United States.

+ Sold in USA only

# Sold outside USA only

Mask Systems and Diagnostic Products

Mask systems are one of the most important elements of SDB treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight. Masks, accessories, motors and diagnostic products accounted for approximately 50%, 47% and 45% of our net revenues in fiscal years 2004, 2003 and 2002, respectively.

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Mirage Mask	Proprietary mask design with a contoured nasal cushion that adjusts to patient’s facial contours. Quiet, light and low profile.	August 1997

Ultra Mirage Mask	Advanced version of the Mirage system with reduced noise characteristics and improved forehead bridge.	June 2000

Mirage Full Face Mask Series 2	Mirage-based full-face mask system. Provides an effective method of applying ventilatory assist Noninvasive Positive Pressure Ventilation therapy. Can be used to address mouth- breathing problems in conventional bilevel or CPAP therapy.	October 2001

Papillon Mask#	Nasal mask with only four major parts, allows simplified handling for patients and distributors.	April 2002*

Mirage Vista Mask	Small nasal mask without forehead supports.	November 2002

Ultra Mirage Full Face Mask	Full-face mask incorporating our latest adjustable forehead support technology.	August 2003

Mirage Activa Mask	Nasal mask system utilizing Active Seal technology to mitigate leak and improve patient comfort.	October 2003

Mirage Swift	A light and unobtrusive nasal cannula mask system.	August 2004

* Not cleared for marketing in the United States.

+ Sold in USA only

# Sold outside USA only

We market sleep recorders for the diagnosis and titration of SDB in sleep clinics and hospitals. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

DIAGNOSTIC PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Poly-MESAM Portable+ Diagnostic System+	Configurable cardio-respiratory polygraphy system up to 8 channels, includes ECG, thorax and abdomen belts, PLMS sensor.	February 1995*

MEPAL Diagnostic+ System	Polysomnography system designed for use in the sleep laboratory.	February 1999*

Embla+	Digital sleep recorder that provides comprehensive sleep diagnosis in a sleep laboratory.	October 1999

Embletta+	Pocket-size digital recorder that performs ambulatory sleep studies.	November 2000

MEPAL mobil+ Diagnostic System	Ambulatory polysomnography system.	March 2001*

ApneaLink (MicroMesam)	A portable Sleep Apnea screening device for use by sleep professionals and primary care physicians.	April 2004

*Not cleared for marketing in the United States.

+Not manufactured by ResMed.

Accessories and Other Products

To enhance patient comfort, convenience and compliance, we market a variety of other products and accessories. These products include humidifiers, such as the HumidAire and H2i, which connect directly with the CPAP, VPAP and AutoSet flow generators to humidify and heat the air delivered to the patient. Their use prevents the drying of nasal passages that can cause discomfort. Other optional accessories include cold passover humidifiers, carry bags and breathing circuits. MAP also offers a range of accessories, including the Twister remote, an intelligent remote control for use in the sleep laboratory environment to set and monitor flow generators, the Aero-Click connection system, which allows a quick, simple connect/disconnect between the mask and CPAP air delivery source and the AeroFix headgear, for the comfortable adjustment of masks for CPAP therapy. Since the May 2002 acquisition of Servo Magnetics Inc., we have sold custom electric motors, primarily for use in data storage and aerospace applications.

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

In 1999, we introduced the AutoSet T flow generator, an autotitrating device that adapts to the patient’s breathing patterns to effectively prevent apneas. In 2001, we introduced our next generation autotitrating device, the AutoSet Spirit. The AutoSet Spirit is an autotitrating modular device with optional integrated humidifier. In September 2003 we introduced the ACTiva nasal mask using our patented Active Cushion Technology, which automatically seals mask leaks. Recently, we also launched an improved AutoSet CS 2 (outside the U.S. only) to treat congestive heart failure patients with significant central sleep apnea.

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

We consult with physicians at major sleep centers throughout the world to identify technological trends in the treatment of SDB. Some of these physicians currently serve on our Medical Advisory Board. New product ideas are also identified by our marketing staff, direct sales force, network of distributors, manufacturers’ representatives, customers, and patients. Typically, our internal development staff then perform new product development.

In fiscal years 2004, 2003 and 2002, we invested $26.2 million, $20.5 million and $14.9 million, respectively, on research and development.

Sales and Marketing

We currently market our products in over 60 countries using a network of distributors, independent manufacturers’ representatives and our direct sales force. We attempt to tailor our marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies.

North America and Latin America.    Our products are typically purchased by a home health care dealer who then sells the products to the patient. The decision to purchase our products, as opposed those of our competitors, is made or influenced by one or more of the following individuals or organizations: the prescribing physician and his or her staff, the home health care dealer, the insurer and the patient. In the United States, our sales and marketing activities are conducted through a field sales organization made up of regional territory representatives, program development specialists, regional sales directors, and independent manufacturers’ representatives. Our United States field sales organization markets and sells products to more than 4,000 home health care dealer branch locations throughout the United States. Our direct sales force receives a base salary, plus commissions, while our independent sales representatives receive higher commissions, but no base salary.

We also promote and market our products directly to sleep clinics. Patients who are diagnosed with OSA and prescribed CPAP treatment are typically referred by the diagnosing sleep clinic to a home health care dealer to fill the prescription. The home health care dealer, in consultation with the referring physician, will assist the patient in selecting the equipment, fit the patient with the appropriate mask and set the flow generator pressure to the prescribed level. In the United States, our sales employees and manufacturers’ representatives are managed by two regional Sales Directors, our Senior Vice President of Sales, Marketing and our Chief Operating Officer for the Americas.

Our Canadian and Latin American sales are conducted through independent distributors. Sales in North and Latin America accounted for 49%, 48% and 49% of our net revenues for fiscal years 2004, 2003 and 2002, respectively.

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

Our Vice President Sales & Marketing Europe and Asia Pacific is responsible for coordination of all European activities and, in conjunction with local management, the direct sales activity in Europe. Sales in Europe accounted for 43%, 42% and 42% of our total net revenues for fiscal years 2004, 2003 and 2002, respectively.

Australia/Rest of World.    Marketing in Australia and the rest of the world is the responsibility of our Vice President Sales & Marketing. Sales in Australia and the rest of the world accounted for 8%, 10% and 9% of our total net revenues for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Other Marketing Efforts.    In addition to our, and our distributor’s sales efforts, we work with the following cardiovascular disease associations to raise awareness of the co-morbidity of SDB in cardiovascular disease patients (cardiovascular disease includes coronary artery disease, congestive heart failure, hypertension and stroke):

(i) American College of Cardiology.    We work with the American College of Cardiology and its more than 20,000 cardiologist members to increase education and awareness in the cardiology community regarding the morbidity associated with sleep apnea in their patients. We have co-sponsored educational symposia with Guidant Corp at ACC in 2003 and ACC 2004 on sleep apnea and cardiovascular disease. We have exhibited at ACC national conferences since 2001. Sleep apnea made it onto the formal ACC scientific sessions in 2004.

(ii) American Heart Association.    We have worked with the American Heart Association and we have attended the annual Scientific Sessions since 2001. Sleep apnea has been on the official program of the Scientific Sessions since 2002. We work with various regional and local AHA affiliates to increase awareness regarding sleep apnea and cardiovascular disease.

(iii) Heart Failure Society of America.    We have attended the Heart Failure Society of America national conferences since 2002. We have co-sponsored CME-level educational symposia with Guidant at HFSA 2003 and HFSA 2004 on sleep apnea and heart failure. We continue to see a very high level of interest amongst heart failure physicians, due to the significant (approximately 50%) prevalence of sleep apnea in heart failure patients, and the outcome improvements in blood pressure and ejection fraction observed in peer-reviewed studies using CPAP treatment.

Strategic Alliances

Guidant Corporation.    The Guidant Corporation is a world leader in the treatment of cardiac and vascular disease. Guidant and ResMed have entered into an agreement pursuant to which the companies will work together in the areas of sleep-disordered breathing and cardiac rhythm disorders, disease states with a significant patient population overlap. The companies plan to co-market to each other’s physician partners and customers, and to collaborate on research and development projects, clinical studies, as well as physician and patient education.

MedCath Corporation.    MedCath develops, owns, and operates hospitals in partnership with cardiologists and cardiovascular surgeons. Our alliance allows MedCath to offer SDB screening, diagnosis, and treatment in conjunction with services currently offered through the company’s cardiovascular diagnostic centers.

Medcare.    Medcare is a global leader providing sleep diagnostic solutions to sleep service providers and other professionals practicing sleep medicine. Medcare offers a broad range of solutions including the Embla™/Somnologica and REMbrandt™ sleep systems. Medcare products are distributed to over 50 countries worldwide. We distribute Medcare products in selected countries and we have a co-marketing agreement with Medcare for the U.S. and German markets.

We believe that our affiliations and continued work with these organizations raises the awareness of SDB as a significant health concern.

Manufacturing

Our principal manufacturing facility is located in Sydney, Australia and comprise a 215,000 square feet manufacturing facility. Our manufacturing operations consist primarily of assembly and testing of our flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, most are off-the-shelf items available from multiple vendors. We generally manufacture to our internal sales forecasts and fill orders as received. Over the last few years the manufacturing processes have been transformed along lean manufacturing guidelines to flow lines staffed by dedicated teams. Each team is responsible for manufacture and quality of their product group and decisions are based on performance and quality measures including customer feedback.

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

Even though we do not file claims or bill governmental programs and other third-party payers directly for reimbursement for our products sold in the United States, we are still subject to laws and regulations relating to governmental programs, and any violation of these laws and regulations could result in civil and criminal penalties, including fines. In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a Federal health care program such as the Medicare and Medicaid programs. The government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Many states have adopted laws similar to the federal Anti-Kickback Law. We are also subject to other federal and state fraud laws applicable to payment from any third-party payer. These laws prohibit persons from knowingly and willfully filing false claims or executing a scheme to defraud any health care benefit program, including private third-party payers. These laws may apply to manufacturers and distributors who provide information on coverage, coding and reimbursement of their products to persons who bill third-party payers. We continuously strive to comply with these laws and believe that our arrangements do not violate these laws. Liability may still arise from the intentions or actions of the parties with whom we do business or from a different governmental agency interpretation of the laws.

In some foreign markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of our products, however, subject to constraints such as price controls or unit sales limitations. In Australia and in some other foreign markets, there is currently limited or no reimbursement for devices that treat OSA.

Service and Warranty

We generally offer one-year or two-year limited warranties on our flow generator products. Warranties on mask systems are for 90 days. In most markets, we rely on our distributors to repair our products with parts supplied by us. In the United States, home health care dealers generally arrange shipment of products to our San Diego facility for repair.

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

We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than ourselves. In the United States, our principal market, Respironics, Inc., DeVilbiss, a division of Sunrise Medical Inc., and Nellcor Puritan Bennett, a subsidiary of Tyco Inc., are the primary competitors for our CPAP products. Our principal European competitors are also Respironics, DeVilbiss, and Nellcor Puritan Bennett, as well as regional European manufacturers. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the health care industry. In addition, our products compete with surgical procedures and dental appliances designed to treat OSA and other SDB related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, resulting in a material adverse effect on our business, financial condition and results of operations.

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

Patents and Proprietary Rights and Related Litigation

Through our subsidiaries ResMed Limited, Medizintechnik fur Arzt und Patient GmbH and SMI, we own or have licensed rights to 142 issued United States patents (including 35 design patents) and 167 issued foreign patents. In addition, there are 169 pending United States patent applications (including 35 design patent applications), 301 pending foreign patent applications, 255 registered foreign designs and 45 pending foreign designs. Some of these patents and patent applications relate to significant aspects and features of our products. These include U.S. patents relating to our CPAP devices, a delay timer system, the Bubble Mask, and an automated means of varying air pressure based upon a patient’s changing needs during nightly use, such as that employed in our AutoSet device.

Of our patents, seven United States patents and two foreign patents are due to expire in the next five years, with one foreign patent due to expire in each of the years 2005 and 2007 and one United States patent in 2005, two United States patents in 2007 and four United States patents in 2008. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

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

Government Regulations

Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA Quality System Regulation, or QSR, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and regulations of relevant foreign agencies abroad. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing, distribution, and record keeping for such products, in order to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non-compliance with applicable requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution.

The FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance or a premarket approval, or PMA, prior to it being introduced into the U.S. market. Our products currently marketed in the United States are marketed in reliance on 510(k) pre-marketing clearances as either Class I or Class II devices. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and often clinical data, which in some cases can be extensive, to demonstrate that the device is “substantially equivalent” to a device that was on the market prior to 1976 or to a device that has been found by the FDA to be “substantially equivalent” to such a pre-1976 device. As a result, FDA approval requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high risk devices or those that are used to support or sustain human life, may take several years and requires the submission of extensive performance and clinical information.

As a medical device manufacturer, all of our domestic and Australian manufacturing facilities are subject to inspection on a routine basis by the FDA. We believe that our design, manufacturing and quality control procedures are in substantial compliance with the FDA’s regulatory requirements. MAP’s facilities are not subject to FDA regulation, because none of MAP’s products are currently marketed in the United States.

Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. Approval for sale of our medical devices in Europe is through the CE mark process. Where appropriate, our products are CE marked to the European Union’s Medical Device Directive. Under the CE marketing scheme, our products are classified as either Class I or Class II; our devices are listed in the United States with FDA; in Australia with the Therapeutic Goods Administration, or TGA; and in Canada with Health Canada.

Employees

As of June 30, 2004, we had 1,520 employees or full time consultants, of which 599 persons were employed in warehousing and manufacturing, 225 in research and development, 696 in sales, marketing and administration. Of our employees and consultants, 740 were located in Australia, 382 in the United States, 387 in Europe and 11 in Asia.

We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Medical Advisory Board

Our Medical Advisory Board, consists of physicians specializing in the field of sleep-disordered breathing. Medical Advisory Board members meet as a group twice a year with members of our senior management and members of our research and marketing departments to advise us on technology trends in SDB and other developments in sleep disorders medicine. Medical Advisory Board members are also available to consult on an as-needed basis with our senior management. In alphabetical order, Medical Advisory Board members include:

Claudio Bassetti, MD, is a neurologist with expertise in general neurology, stroke and sleep medicine. He is a leader in studying the implications of SDB on stroke and is Head of the Neurology Outpatient Clinics and Vice-Chairman of the Neurology Department at the University Hospital, Zurich. Dr. Bassetti is board member of the European Neurological Society, of the Swiss Societies of Neurology, Neuroscience and Sleep and sits on the editorial boards of the Journal of Sleep Research, Sleep Medicine, and Swiss Archives of Neurology and Psychiatry. Dr. Bassetti has produced over 100 publications.

Michael Coppola, MD, is a leading pulmonary, critical care, and sleep disorders physician and is President of Springfield Medical Associates, a multi-specialty medical group in Springfield, Massachusetts. He is an attending physician at Baystate Medical Center and Mercy Hospital, and a Fellow of the American College of Chest Physicians. Dr. Coppola is also the Medical Director of Sleep Ave LLC, a sleep-disordered breathing specialty company with sites in Massachusetts, Louisiana and Texas, and Associate Clinical Professor of Medicine at Tufts University School of Medicine.

Terence M. Davidson, MD, FACS, is Professor of Surgery in the Division of Otolaryngology - Head and Neck Surgery at the University of California, San Diego School of Medicine. He is Section Chief of Head and Neck Surgery at the Veterans Administration, San Diego Healthcare System, and Associate Dean for Continuing Medical Education at the University of California, San Diego. He is also Director of the UCSD Head and Neck Surgery Sleep Clinic in La Jolla, CA.

Anthony N. DeMaria, MD, is Professor of Medicine and Chief, Division of Cardiology at the University of California, San Diego, specializing in cardiac imaging techniques, particularly echocardiography. He is a Diplomat on the American Board of Internal Medicine and is board certified by the Subspecialty Board in cardiovascular disease. He is Past President of both the American College of Cardiology and the American Society of Echocardiography. Dr. DeMaria is currently Editor-in-Chief of the Journal of the American College of Cardiology and has authored or co-authored over 400 articles for medical journals.

Neil J. Douglas, MD, DSc, FRCP, is Chairman of the MAB and Professor of Respiratory and Sleep Medicine, University of Edinburgh, an Honorary Consultant Physician, Royal Infirmary of Edinburgh, and Director of the Scottish National Sleep Laboratory. He is President of the Royal College of Physicians of Edinburgh, past Chairman of the British Sleep Society, and past Secretary of the British Thoracic Society. Dr. Douglas has published over 200 papers on breathing during sleep.

Nicholas Hill, MD, is Professor of Medicine at Tufts University School of Medicine and Chief, Pulmonary, Critical Care and Sleep Division, Tufts-New England Medical Center in Boston. He is a Fellow and Chair of the Home Care Network as well as a member of the Network Steering Committee for the American College of Chest Physicians. For the American Thoracic Society, Dr. Hill is chair of the Program Committee for the Critical Care Assembly as well as a member of the Planning Committee. Dr. Hill’s main research interests are in the acute and chronic applications of noninvasive positive pressure ventilation (NPPV) for treating lung disease as well as the pathogenesis and therapy of pulmonary hypertension.

Barry J. Make, MD, is Director, Emphysema Center and Pulmonary Rehabilitation National Jewish Medical and Research Center, and Professor of Pulmonary Sciences and Critical Care Medicine of the University of Colorado School of Medicine. He has served on numerous national and international committees for respiratory diseases. Dr. Make’s research and clinical investigations have resulted in a large number of publications on mechanisms, treatment, and rehabilitation of chronic respiratory disorders. His areas of focus are long-term noninvasive ventilation and chronic obstructive pulmonary diseases including emphysema.

Barbara Phillips, MD, MSPH, FCCP, is Professor of Pulmonary, Critical Care, and Sleep Medicine at the University of Kentucky College of Medicine. She directs the Sleep Center, Sleep Clinics, and Sleep Fellowship at the Samaritan Sleep Center in Lexington, KY. Dr. Phillips serves as a board member of the National Sleep Foundation, on the Health and Science Policy Committee of the American College of Chest Physicians, and on the Clinical Practice Committee of the American Thoracic Society. She has been a recipient of a Sleep Academic Award from the National Institutes of Health, president of the American Board of Sleep Medicine, and a member of the Advisory Board to the National Center of Sleep Disorders Research. Her research interests are the epidemiology of sleep-disordered breathing and sleep disorders in the aged.

Helmut Teschler, MD, is Professor of Medicine and Head of the Department of Respiratory Medicine, High Dependency Unit, and Centre of Sleep Medicine at the Ruhrlandklinik, Medical Faculty, University of Essen, Germany. He is a Fellow of each of the following Associations: German Pneumology Society, American Thoracic Society, European Respiratory Society and American Sleep Disorders Association.

J. Woodrow Weiss, MD, is Associate Professor of Medicine and Co-Chairman of the Division of Sleep Medicine at Harvard Medical School as well as Chief, Pulmonary, Critical Care, and Sleep Medicine, Beth Israel Deaconess Medical Center, Boston, MA. He is an internationally recognized researcher in sleep-disorders medicine.

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

Our principal executive offices and U.S. distribution facilities, consisting of approximately 144,000 square feet, are located in Poway (North San Diego County), California in a building we own. We lease facilities for our Research & Development operations at North Ryde, in Sydney, Australia in a 120,000 square feet facility. We own our principal manufacturing facility consisting of a 215,000 square feet complex at Norwest, also in Sydney, Australia and lease in Canoga Park, California a 35,500 square feet facility for manufacture of electronic motors.

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

MAP’s principal offices are located in Munich, Germany in a 45,000 square feet facility leased by us. MAP’s subsidiaries also lease sales and warehouse facilities in Lyss, Switzerland; Villach, Austria and s’Hertogenbosch, The Netherlands.

ITEM 3	LEGAL PROCEEDINGS

The Company was engaged in litigation relating to the enforcement and defense of certain of its patents during the fiscal year ended June 30, 2004.

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

On September 5, 2003, ResMed and Respironics settled this action. ResMed and Respironics have dismissed all claims in the action with prejudice.

2002 Litigation with Respironics.    On October 11, 2002, ResMed Inc, ResMed Corp, and ResMed Limited filed a lawsuit in U.S. District Court for the Southern District of California, in San Diego against Respironics, Inc. ResMed’s suit seeking a judgment that certain of Respironics’ mask products (Contour Deluxe, Comfort Classic, Comfort Select, and Image3 masks) infringe patents held by ResMed. The complaint further charged Respironics with copying ResMed’s proprietary mask technology, and alleged violation of the Lanham Act, trademark and trade dress infringement, and common law violations relating to the appearance of ResMed’s mask products. ResMed sought an injunction and damages. On March 4, 2003, the Court denied Respironics’ motion to transfer the case to the U.S. District Court for the Western District of Pennsylvania.

On October 16, 2002 Respironics, Inc. filed a lawsuit in U.S. District Court for the Western District of Pennsylvania, in Pittsburgh, against ResMed Limited seeking a declaratory judgment that Respironics, Inc. does not infringe the patents that are the subject of ResMed’s October 11, 2002 complaint filed in San Diego, that such patents are invalid and unenforceable and that Respironics has not committed any other trademark, trade dress or common law violations. On July 29, 2003, the court ordered the case transferred to the U.S. District Court for the Southern District of California.

On September 5, 2003, ResMed and Respironics settled both lawsuits involved in the 2002 Litigation. ResMed and Respironics have dismissed all claims in the actions with prejudice.

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

On May 6, 2003, ResMed and Fisher & Paykel Healthcare agreed to settle this patent infringement lawsuit. In accordance with the settlement, Fisher & Paykel introduced a new design of its mask in the United States and ResMed will not assert intellectual property claims against the new mask. ResMed has dismissed the lawsuit with prejudice.

Other Litigation.    In addition to the matters described above, in the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not have a material adverse effect on our consolidated financial statements taken as a whole.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RMD”. The following table sets forth for the fiscal periods indicated the high and low closing prices for the common stock as reported by the New York Stock Exchange.

	2004		2003
	High	Low	High	Low

Quarter One, ended September 30	$43.98	$38.58	$33.63	$24.89
Quarter Two, ended December 31	46.49	38.05	34.13	27.63
Quarter Three, ended March 31	47.95	40.69	33.87	29.67
Quarter Four, ended June 30	51.56	44.84	41.95	32.00

As of August 20, 2004, there were 64 holders of record of our common stock. We have not paid any cash dividends on our common stock since our initial public offering of our common stock and we do not currently intend to pay cash dividends in the foreseeable future. We anticipate that all of our earnings and other cash resources, if any, will be retained for the operation and expansion of our business and for general corporate purposes.

Sale of Unregistered Securities

On June 20, 2001, we issued $150.0 million of 4% convertible subordinated notes due 2006 to initial purchasers including Merrill Lynch and Deutsche Banc Alex Brown Inc., William Blair & Company, LLC, Macquarie Bank, and UBS Warburg LLC. The discount to the initial purchasers on their purchase of the notes was $4.7 million. On July 3, 2001, we issued an additional $30.0 million in notes to the initial purchasers upon exercise of the initial purchasers’ over allotment option, with an additional discount to the initial purchasers of $0.9 million. This increased the total amount of convertible subordinated notes issued to $180.0 million, with a total discount to the initial purchasers of $5.6 million.

During fiscal 2003 and 2002, we repurchased $10.0 million and $56.8 million face value of our convertible subordinated notes respectively. The total purchase price of the notes was $9.4 million and $49.1 million, including $0.2 million and $0.6 million in accrued interest. We recognized a gain of $0.3 million and $4.0 million, net of tax of $0.2 million and $2.5 million, on these transactions. We did not repurchase any notes in fiscal 2004. At June 30, 2004, we had convertible subordinated notes outstanding of $113.25 million.

The notes and the common stock issuable upon conversion of the notes (the “Securities”) were not registered under the Securities Act or any other state or foreign securities laws at the time of issue. The notes were offered and sold only to “qualified institutional buyers” as defined in Rule 144A or in offshore transactions outside the United States that met the requirements of Rule 903 of Regulation S under the Securities Act.

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

We may redeem some or all of the notes at any time on or after June 20, 2004, but prior to June 20, 2005, at a redemption price equal to 101.6% of the principal amount of notes redeemed and at any time after June 19, 2005, at a redemption price equal to 100.8% of the principal amount of notes redeemed, plus in any case, accrued and unpaid interest, if any, to the redemption date, if the closing price of our common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the optional redemption notice.

The notes are general unsecured obligations and are subordinated to all of our existing and future senior indebtedness and will be effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The indenture governing the notes does not limit the incurrence by us or our subsidiaries of senior indebtedness or other indebtedness. The notes mature on June 20, 2006.

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

Purchases of Equity Securities

The following table summarizes purchases by us of our common stock during the three months ended June 30, 2004:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs(1)
April 2004	Nil
May 2004	Nil
June 2004	Nil
Total to June 30, 2004	886,369	$34.34	886,369	3,113,631

(1)	On June 6, 2002, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding common stock. There is no expiration date for the repurchase of these shares. For the years ended June 30, 2004 and 2003, we repurchased 471,000 and 125,000 shares at a cost of $19.0 million and $3.5 million respectively. As at June 30, 2004, we have repurchased a total of 886,000 shares at a cost of $30.4 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2004. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Consolidated Statement of Income Data:	Years Ended June 30
(In thousands, except per share data)	2004	2003	2002	2001	2000

Net revenues	$339,338	$273,570	$204,076	$155,156	$115,615
Cost of sales	122,602	100,483	70,827	50,377	36,991
Gross profit	216,736	173,087	133,249	104,779	78,624
Selling, general and administrative expenses	104,706	85,313	64,481	49,364	36,987
Research and development expenses	26,169	20,534	14,910	11,146	8,499
In-process research and development write off	-	-	350	17,677	-
Donations to Research Foundations	500	-	2,349	-	-
Provision for restructure	-	-	-	550	-
Total operating expenses	131,375	105,847	82,090	78,737	45,486
Income from operations	85,361	67,240	51,159	26,042	33,138
Other income (expenses):
Interest income (expense), net	(1,683)	(2,549)	(3,224)	(762)	801
Government grants	-	-	-	72	279
Other, net	990	1,907	108	1,962	(52)
Gain on extinguishment of debt	-	529	6,549	-	-
Total other income (expenses)	(693)	(113)	3,433	1,272	1,028
Income before income taxes	84,668	67,127	54,592	27,314	34,166
Income taxes	27,384	21,398	17,086	15,684	11,940
Net income	$57,284	$45,729	$37,506	$11,630	$22,226
Basic earnings per share	$1.70	$1.38	$1.17	$0.37	$0.74
Diluted earnings per share	$1.63	$1.33	$1.10	$0.35	$0.69
Basic shares outstanding	33,694	33,054	32,174	31,129	30,153
Diluted shares outstanding	35,125	34,439	34,080	33,484	32,303

Consolidated Balance Sheet Data:	As of June 30
(In thousands)	2004	2003	2002	2001	2000
Working capital	$217,238	$191,322	$142,809	$144,272	$47,550
Total assets	544,159	459,595	376,191	288,090	115,594
Long-term debt, less current maturities	113,250	113,250	123,250	150,000	-
Total stockholders’ equity	361,499	286,433	192,930	100,366	93,972

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with selected financial data and consolidated financial statements and notes, included herein.

We design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing conditions, including obstructive sleep apnea. Our net revenues are generated from the sale and rental of our various flow generator devices, nasal mask systems, accessories and other products, and, to a lesser extent from royalties and sales of custom motors.

We have invested significant resources in research and development and product enhancement. Since 1989, we have developed several innovations to the original CPAP device to increase patient comfort and to improve ease of product use. We have been developing products for automated treatment, titration and monitoring of OSA, such as the AutoSet T and AutoSet Spirit flow generators.

Business Acquisitions

Fiscal year ended June 30, 2004

On July 2, 2003 we acquired the assets of Respro Medical Company Limited (“Respro”), our Hong Kong distributor for total consideration of $184,000 in cash. The acquisition has been accounted for as a purchase and accordingly, the results of operations of Respro have been included within our consolidated financial statements from July 2, 2003. An amount of $89,000, representing the excess of the purchase price over the fair value of net identifiable assets acquired of $95,000, has been recorded as goodwill.

Fiscal year ended June 30, 2003

John Stark and Associates.    On July 24, 2002 we acquired the business of John Stark and Associates, our Texas representative, for total consideration of $300,000 in cash. The acquisition has been accounted for as a purchase and accordingly, the results of operations of John Stark and Associates were included within our consolidated financial statements from July 24, 2002. An amount of $300,000, representing the excess of the purchase price over the fair value of net identifiable assets acquired of $nil, has been recorded as goodwill.

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

SMI Acquisition.    On May 14, 2002, we acquired all of the common stock of Servo Magnetics Incorporated (“SMI”) through a merger with our wholly owned subsidiary, Servo Magnetics Acquisition Inc, for total consideration, including acquisition costs, of $32.6 million. Consideration included the issue of 853,448 shares for fair value of $24.8 million with the balance of the acquisition price paid in cash. Upon consummation of the merger, the surviving corporation, Servo Magnetics Acquisition Inc., changed its name to Servo Magnetics Inc.

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

Purchased research and development projects related to electrical motor systems used in our flow generator devices and other medical and data storage equipment. Key assumptions used in the analysis included gross margins of 34%. The majority of the new motor systems have been completed and have performed in line with expectations at the time of acquisition.

In-Process Research and Development Charge

On acquisition of MAP Medizin-Technologie GmbH (MAP) in February 2001, we recognized as an expense a charge of $17.7 million with respect to five in-process research and development programs under active development by MAP at date of acquisition. The five projects were:

(i)	A single-walled nasal cushion mask system.

(ii)	A new headgear system

(iii)	A standalone active humidifier

(iv)	An autotitration CPAP device for treatment of OSA

(v)	A new OSA diagnostic screening device.

The status of each project as of June 30, 2004 is noted below:

(i)	Single-walled nasal cushion

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

Due to other priorities and to the introduction of integrated humidification flow generator devices by a number of competitors during fiscal 2002, we have abandoned the standalone humidifier project.

Given the relatively small revenue forecast of the product line in the in-process research and development model, the financial impact of this project is not material to ResMed or the net return of the MAP acquisition.

(iv)	Auto titration CPAP Device

The main product development effort of MAP since acquisition has been on the completion of the Autotitration CPAP flow generator specified in the initial in-process research and development charge, now referred to as the Magellan. This project experienced some delays due to the complexity of the software algorithm development process and associated electronics resulting in the product being released in November 2002. Sales are now broadly consistent with our initial expectations.

(v)	OSA diagnostic screening device

MAP’s new diagnostic screening device, now called the microMESAM, was released in the German market in March 2004. We remain confident in the capacity of the device to enhance the diagnostic process, and remain confident in the potential of the product to significantly impact the treatment and diagnosis of obstructive sleep apnea in the German market.

As at June 30, 2004, four of the five programs have been completed with the release of the Papillon mask system, upgraded headgear, Magellan flow generator and MicroMESAM.

Given the completion of the above research programs and performance of the associated product lines, we remain confident in the assumptions used to determine the in-process research and development charge and, as a result, the net return of the MAP acquisition.

Tax Expense.    Our income tax rate is governed by the laws of the regions in which our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal 2004, 2003 and 2002. During fiscal 2004, 2003 and 2002, our effective tax rate has fluctuated between approximately 31% and approximately 33%. These fluctuations have resulted from, and future effective tax rates will depend upon, numerous factors, including the amount of research and development expenditures for which a 125% Australian tax deduction is available, the level of non-deductible expenses, and the use of available net operating loss carryforward deductions and other tax credits or benefits available to us under applicable tax laws.

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

Fiscal Year Ended June 30 2004, Compared to Fiscal Year Ended June 30 2003

Net Revenues.    Net revenue increased for the year ended June 30, 2004 to $339.3 million from $273.6 million for the year ended June 30, 2003, an increase of $65.7 million or 24%.

The increase in net revenue was attributable to an increase in unit sales of our flow generators, masks and accessories. Sales also benefited from an appreciation of international currencies against the

U.S. dollar (increasing sales by approximately $18.6 million). Net revenue in North and Latin America increased to $166.1 million from $130.7 million for the years ended June 30, 2004 and 2003 respectively. This growth primarily reflects increased public and physician awareness of sleep-disordered breathing. Net revenue in international markets increased to $173.2 million from $142.8 million for the years ended June 30, 2004 and 2003 respectively. International sales growth for the year ended June 30, 2004 reflects organic growth in the overall sleep-disordered breathing market and appreciation of international currencies against the U.S. dollar. Sales for the previous year ended June 30, 2003 included non-recurring SARS-related sales to China of approximately $5.0 million. Excluding the impact of these sales, international sales grew by 26%. Excluding both the impacts of the appreciation of international currencies against the U.S. dollar and SARS-related sales, international sales grew by 12%.

Sales of flow generators for the year ended June 30, 2004 increased by 18% compared to the year ended June 30, 2003, including increases of 20% in North and Latin America and 16% elsewhere. Sales of mask systems, motors and other accessories increased by 31%, including increases of 33% in North and Latin America and 29% elsewhere, for the year ended June 30, 2004 compared to the year ended June 30, 2003. These increases primarily reflect growth in the overall sleep-disordered breathing market and appreciation of international currencies against the U.S. dollar.

Gross Profit.    Gross profit increased for the year ended June 30, 2004 to $216.7 million from $173.1 million for the year ended June 30, 2003, an increase of $43.6 million or 25%. Gross profit as a percentage of net revenue increased for the year ended June 30, 2004 to 64% from 63% for the year ended June 30, 2003. The small improvement in gross margin reflects a more favorable product mix due to increased sales of higher margin products, partially offset by the impact of higher manufacturing costs resulting from a stronger Australian dollar against the U.S. dollar, as the majority of manufacturing labor and overhead costs are incurred in Australia.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2004 to $104.7 million from $85.3 million for the year ended June 30, 2003, an increase of $19.4 million or 23%. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2004 was 31%, consistent with the year ended June 30, 2003. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to appreciation of international currencies against the U.S. dollar which added approximately $8.1 million to our expenses as reported in U.S. dollars.

Donations to Foundation.    In the year ended June 30, 2004 we donated $0.5 million to the ResMed Sleep Disordered Breathing Foundation. The Foundation’s overall mission is to educate both the public and physicians about the inherent dangers of untreated SDB/OSA, particularly as it relates to cerebrovascular and cardiovascular disease.

Research and Development Expenses.    Research and development expenses increased for the year ended June 30, 2004 to $26.2 million from $20.5 million for the year ended June 30, 2003, an increase of $5.7 million or 28%. As a percentage of net revenue, research and development expenses were 7.7% for the year ended June 30, 2004 compared to 7.5% for the year ended June 30, 2003. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products. The increase also reflects an appreciation of the Australian dollar against the U.S. dollar, as the majority of research and development costs are incurred in Australian dollars. The appreciation of international currencies against the U.S. dollar added approximately $3.8 million to our research and development expenses as reported in U.S. dollars.

Other Income (Expense), Net.    Other expense, net increased for the year ended June 30, 2004 to net expense of $0.7 million from net expense of $0.1 million for the year ended June 30, 2003. The increase in other expense was attributable to no gains on extinguishment of debt this year compared to $0.5 million for the year ended June 30, 2003, and lower net foreign currency exchange gains, partially offset by lower interest expense due to the reduction in convertible note debt.

Income Taxes.    Our effective income tax rate increased to 32.3% for the year ended June 30, 2004 from 31.9% for the year ended June 30, 2003. The marginally higher tax rate was primarily due to the geographical mix of taxable income. We continue to benefit from the Australian corporate tax rate of 30%, because we generate a majority of our taxable income in Australia.

Fiscal Year Ended June 30 2003, Compared to Fiscal Year Ended June 30 2002

Net Revenues.    Net revenue increased for the year ended June 30, 2003 to $273.6 million from $204.1 million for the year ended June 30, 2002, an increase of $69.5 million or 34%.

The increase in net revenue was attributable to an increase in unit sales of our flow generators and accessories. Sales also benefited from an appreciation of international currencies against the U.S. dollar (increasing sales by approximately $16.8 million) and inclusion of sales of $6.5 million from Servo Magnetics Inc. (SMI), the subsidiary we acquired in May 2002. Net revenue in North and Latin America increased to $130.7 million from $100.9 million for the years ended June 30, 2003 and 2002 respectively. This growth primarily reflects increased public and physician awareness of sleep-disordered breathing. Net revenue in international markets increased to $142.8 million from $103.1 million for the years ended June 30, 2003 and 2002 respectively. International sales growth for the year ended June 30, 2003 reflects organic growth in the overall sleep-disordered breathing market, appreciation of international currencies against the U.S. dollar and SARS-related sales to China of approximately $5.0 million.

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

Gross Profit.    Gross profit increased for the year ended June 30, 2003 to $173.1 million from $133.2 million for the year ended June 30, 2002, an increase of $39.9 million or 30%. Gross profit as a percentage of net revenue decreased for the year ended June 30, 2003 to 63% from 65% for the year ended June 30, 2002, reflecting the impact of higher manufacturing costs resulting from a stronger Australian dollar against the U.S. dollar, as the majority of manufacturing labor and overhead costs are incurred in Australia and, to a lesser extent, the inclusion of SMI’s motor sales which achieve lower margins compared to our overall gross margin.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2003 to $85.3 million from $64.5 million for the year ended June 30, 2002, an increase of $20.8 million or 32%. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2003 decreased to 31% compared to 32% for the year ended June 30, 2002. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to appreciation of international currencies against the U.S. dollar (adding approximately $6.0 million), the inclusion of $2.6 million from SMI’s operations, and $2.2 million in litigation costs associated with outstanding patent infringement lawsuits against competitors.

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

Liquidity and Capital Resources

As of June 30, 2004 and June 30, 2003, we had cash and cash equivalents and marketable securities available-for-sale of $140.9 million and $121.0 million, respectively. Working capital was $217.2 million and $191.3 million at June 30, 2004 and June 30, 2003 respectively.

Inventories at June 30, 2004 increased by $6.4 million or 13% to $55.8 million compared to June 30, 2003 inventories of $49.4 million. The percentage increase in inventories was less than the 24% incremental increase in revenues in the year ended June 30, 2004 compared to the year ended June 30, 2003. The lower inventory growth reflects the impact of the relocation of manufacturing to our new facility at Norwest in Sydney in the fourth quarter of fiscal year 2004 which temporarily lowered production volumes and consequently inventory balances at June 30, 2004. Accounts receivable at June 30, 2004 were $67.2 million, an increase of $10.5 million or 19% over the June 30, 2003 accounts receivable balance of $56.7 million. This increase was modestly lower than the 24% incremental increase in revenues for the year ended June 30, 2004 compared to the year ended June 30, 2003. Accounts receivable days outstanding increased to 64 days for the quarter ended June 30, 2004, compared to 62 days for the quarter ended June 30, 2003. The increase reflected, in part, SARS-related sales to China of $5.0 million in the quarter ended June 30, 2003, which were collected prior to June 30, 2003. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2004 and 2003 was 4.5% and 4.2%, respectively. The credit quality of our customers remains consistent with our past experience.

During the year ended June 30, 2004, we generated cash of $76.5 million from operations, primarily as a result of increased profit and improved working capital management, particularly in respect of inventories and accounts payable. During the year ended June 30, 2003 approximately $59.3 million of cash was generated by operations.

Capital expenditures for the years ended June 30, 2004 and 2003 aggregated $57.2 million and $25.6 million respectively. For the year ended June 30, 2004, $40.9 million of the expenditure related to the construction of our new manufacturing facility. Capital expenditure was also incurred for the acquisition of computer hardware and software and the purchase of production tooling and equipment. The capital expenditures in the year ended June 30, 2003 primarily reflected the construction of our new manufacturing facility, acquisition of computer hardware and software including a disaster recovery system, and purchase of production tooling equipment. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $147.3 million at June 30, 2004 compared to $104.7 million at June 30, 2003.

During the year ended June 30, 2004, we did not repurchase any convertible subordinated notes.

For the year ended June 30, 2003 we repurchased $10.0 million face value of our outstanding convertible subordinated notes. The total purchase price of the notes was $9.4 million, including $0.2 million in accrued interest. We recognized a gain of $0.3 million, net of tax of $0.2 million, on these transactions. At June 30, 2004, we had convertible subordinated notes outstanding of $113.2 million.

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

On April 26, 2002, we settled our purchase of a 30-acre site at Norwest Business Park, located northwest of Sydney, Australia. The acquisition cost was $23.6 million, including deferred payments of $5.7 million paid in October 2002 and $5.7 million paid in April 2003. We completed the first building, a manufacturing facility on this site in May 2004. New research and development and office facilities are expected to be completed in May 2006. We estimate that the additional building costs for the new research and development and office facilities will be approximately $54 million. We expect to fund the project through a combination of cash on hand and cash generated from operations.

On June 6, 2002, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding common stock. For the years ended June 30, 2004 and 2003, we repurchased 471,000 and 125,000 shares at a cost of $19.0 million and $3.5 million respectively. As at June 30, 2004, we have repurchased a total of 886,000 shares at a cost of $30.4 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

Details of contractual obligations at June 30, 2004 are as follows:

		Payments Due by Period
In $000’s	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	113,250	-	113,250	-	-
Operating Leases	11,223	4,947	5,178	1,098
Capital Leases	-	-	-	-	-
Unconditional Purchase Obligations	4,820	4,820	-	-	-
Total Contractual Cash Obligations	$129,293	9,767	118,428	1,098	-

Details of other commercial commitments at June 30, 2004 are as follows:

	Total Amounts Committed	Amount of Commitment Expiration Per Period
In $000’s		Less than 1 year	1-3 years	4-5 years	Over 5 years
Lines of Credit	-	-	-	-	-
Standby Letters of Credit	-	-	-	-	-
Guarantees*	1,761	-	886	349	526
Standby Repurchase Obligations	-	-	-	-	-
Other Commercial Commitments	-	-	-	-	-
Total Commercial Commitments	$1,761	-	886	349	526

*	The above guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

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

Recently Issued Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entities”) in which an enterprise has a controlling financial interest through other than voting interests. FIN 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. FIN 46 was effective for variable interest entities entered into prior to February 1, 2003 in periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our financial condition or results of operation. In December 2003, the FASB issued a revision to FIN 46, to clarify some requirements and add new scope exceptions. The revised guidance is effective for the first reporting period beginning after December 15, 2003. The adoption of the provisions of FIN 46R did not have a material impact on our financial condition or results of operations.

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

Foreign Currency Market Risk

Our functional currency is the U.S. dollar, although the financial statements of our non-U.S. subsidiaries are maintained in their respective local currencies, and as such we transact business in various foreign currencies, including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian manufacturing activities and international sales operations.

We have established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditure. The goal of this hedging program is to economically guarantee or lock in the exchange rates on our foreign currency exposures denominated in Euro’s and the Australian dollar. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We have determined our hedge program to be a non-effective hedge as defined under SFAS 133. The foreign currency derivatives portfolio is recorded in the consolidated balance sheets at fair value and included in other assets or other liabilities. All movements in the fair value of the foreign curency derivatives are recorded within other income, net on our consolidated statements of income.

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2004 (in thousands):

	Foreign Currency Financial Assets
	Australian dollar (AUD)	US dollar (USD)	Euro	Great Britain Pound	Singapore dollar	New Zealand dollar	Swedish Krona	Swiss Franc	Japanese Yen
AUD
Functional Currency Entities:
Assets	$-	45,885	10,032	3,907	817	492	641	685	-
Liability	$-	(12,328)	(469)	(7,267)	(118)	(15)	-	-	(221)
Net Total	$-	33,557	9,563	(3,360)	699	477	641	685	(221)
USD
Functional Currency Entities:
Assets	$20,648	-	-	-	-	-	-	-
Liability	$-	-	-	-	-	-	-	-
Net Total	$20,648	-	-	-	-	-	-	-
Euro :
Functional Currency Entities:
Assets	$7,697	92	-	-	-	-	-	1,578	-
Liability	$(10)	(283)	-	-	-	-	-	-	-
Net Total	$7,687	(191)	-	-	-	-	-	1,578	-

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at June 30, 2004. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)	FY 2005	FY 2006	Total	Fair Value Assets / (Liabilities) As of June 30
				2004	2003

Foreign Exchange Call Options
(Receive AUD$/Pay U.S.$)
Option amount	$60,000	$66,000	$126,000	$1,816	$2,026
Average contractual exchange rate	AUD $1 = USD 0.705	AUD $1=USD 0.747	AUD $1 = USD 0.726

(Receive AUD$/Pay Euro)
Option amount	$14,623	$ -	$14,623	$180	$552
Average contractual exchange rate	AUD $1 = Euro 0.58		AUD $1 = Euro 0.58

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our investments.

At June 30, 2004, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We maintain a short-term investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

A hypothetical 100 basis point change in interest rates during the twelve months ended June 30, 2004, would have resulted in approximately $0.2 million change in pretax income. In addition, the value of our marketable securities would change by approximately $0.3 million following a hypothetical 100 basis point change in interest rates. We do not use derivative financial instruments in our investment portfolio.

Forward-Looking Statements

This report on Form 10-K contains or may contain certain forward-looking statements and information that are based on our management’s beliefs, as well as on estimates and assumptions made by, and information currently available to our management. The words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future” and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as the cardiovascular and stroke markets. These forward-looking statements are made under the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified below and elsewhere in this report. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

Any inability to effectively market our products outside the U.S. could impact our profitability.    Approximately half our revenues are generated outside the U.S., in approximately 60 different countries. Many of these countries have unique regulatory, medical, and business environments. If we are unable to effectively market our products outside the U.S., our overall financial performance could decline.

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

We manufacture substantially all of our products outside the U.S. and sell a significant portion of our products in non-U.S. markets, subjecting us to various risks relating to international activities that could adversely affect our overall profitability.    Sales outside North and Latin America accounted for approximately 51%, 52%, and 51% of our net revenues in fiscal years 2004, 2003 and 2002, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our U.S. operations, including:

•	fluctuations in currency exchange rates;

•	tariffs and other trade barriers;

•	compliance with foreign medical device manufacturing regulations;

•	reduction in third party payer reimbursement for our products;

•	inability to obtain import licenses;

•	changes in trade policies and in U.S. and foreign tax policies;

•	possible changes in export or import restrictions; and

•	the modification or introduction of other governmental policies with potentially adverse effects.

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

In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. The government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Many states and other governments have adopted laws similar to the federal Anti-Kickback Law. We are also subject to other federal and state fraud laws applicable to payment from any third party payer. These laws prohibit persons from knowingly and willfully filing false claims or executing a scheme to defraud any health care benefit program, including private third party payers. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third party payers. Any violation of these laws and regulations could result in civil and criminal penalties, including fines.

In addition to reimbursement for our products, our customers depend in part on reimbursement by government and private health insurers for other products. During fiscal year 2004, the US Government proposed reductions in reimbursement rates for some of these other products. Such proposed reductions, if they occur, may have a material impact on our customers. Any material impact on our customers may indirectly affect our sales to those customers, or the collectibility of receivables we have from those customers.

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

Product sales, introductions or modifications may be delayed or canceled as a result of the FDA or similar foreign regulations, which could cause our sales and profits to decline.    Before we can market or sell a new medical device in the United States, we must obtain FDA clearance, which can be a lengthy and time-consuming process. We generally receive clearance from the FDA to market our products in the United States under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or our products are exempt from the 510(k) clearance process. We have modified some of our 510(k) approved products without submitting new 510(k) notices, which we do not believe were required. However, if the FDA disagrees with us and requires us to submit new 510(k) notifications for modifications to our existing products, we may be required to stop marketing the products while the FDA reviews the 510(k) notification.

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

We are subject to tax audits by various tax authorities in many jurisdictions.    From time to time we may be audited by the tax authorities and were subject to tax audits in France, the U.S. and Germany during the year ended June 30, 2004. The tax audits in France and the U.S. were concluded in the year ended June 30, 2004 with no material adjustments. The German tax audit remains ongoing. Any assessment resulting from this audit could result in material changes to our past or future taxable income, tax payable or deferred tax assets, and could require us to pay penalties and interest that could materially adversely affect our financial results.

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

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline.    Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace. The facilities may be affected by natural or man-made disasters and in the event it was affected by a disaster, we would be forced to rely on third party manufacturers. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

You may not be able to enforce the judgments of U.S. courts against some of our assets or officers and directors.    A substantial portion of our assets are located outside the United States. Additionally, two of our seven directors and two of our five executive officers reside outside the United States, along with all or a substantial portion of the assets of these persons. As a result, it may not be possible for investors to enforce judgments of U.S. courts relating to any liabilities under U.S. securities laws against our assets, those persons or their assets. In addition, we have been advised by our Australian counsel that some doubt exists as to the ability of investors to pursue claims based on U.S. securities laws against these assets or these persons in Australian courts.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

a)	Index to Consolidated Financial Statements

b)	Supplementary Data

Quarterly Financial Information (unaudited) - The quarterly results for the years ended June 30, 2004 and 2003 are summarized below (in thousands, except per share amounts):

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$72,878	$82,292	$91,277	$92,891	$339,338
Gross profit	47,158	52,424	57,550	59,604	216,736
Net income	12,249	14,151	15,029	15,855	57,284

Basic earnings per share	$0.36	$0.42	$0.45	$0.47	$1.70
Diluted earnings per share	$0.35	$0.40	$0.43	$0.45	$1.63

b)	Supplementary Data, continued

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$58,586	$65,293	$68,996	$80,695	$273,570
Gross profit	37,697	41,839	43,187	50,364	173,087
Net income	9,571	10,384	12,250	13,524	45,729

Basic earnings per share	$0.29	$0.31	$0.37	$0.41	$1.38
Diluted earnings per share	$0.28	$0.30	$0.35	$0.39	$1.33

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to our definitive Proxy Statement for our November 18, 2004, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2004.

ITEM 11	EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for our November 18, 2004, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2004.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for our November 18, 2004, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2004.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No material transactions.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for our November 18, 2004, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2004.

PART IV

ITEM 15	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K

A.	The following documents are filed as part of this report:

1.	Consolidated Financial Statements and Schedule

The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

2.	Exhibits

2.1	Agreement and Plan of Merger dated as of May 14, 2002 among ResMed Inc., Servo Magnetics Acquisition Inc., Servo Magnetics Incorporated and Mr Leslie Hoffman (6)

3.1	Certificate of Incorporation of Registrant, as amended (1)

3.2	By-laws of Registrant (1)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.2	Rights agreement dated as of April 23, 1997 (2)

4.3	Indenture dated as of June 20, 2001, between ResMed Inc and American Stock Transfer & Trust Company (5)

4.4

Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC (5)

4.5	Registration Rights Agreement dated as of May 14, 2002 between ResMed Inc., and Mr Leslie Hoffman (6)

10.1	1995 Stock Option Plan (1)

10.2	1997 Equity Participation Plan (3)

10.3	Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended (1)

10.5	Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994 (1)

10.6	Lease for 10121 Carroll Canyon Road, San Diego CA 92131-1109, USA (4)

10.7	Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia (5)

10.8	Employment Agreement dated as of May 14, 2002, between Servo Magnetics Acquisition Inc., and Mr Leslie Hoffman (6)

10.9	Agreement for the purchase of Lot 6001, Norwest Boulevarde, Norwest Business Park, Baulkham Hills, Australia (6)

10.10	2003 Employee Stock Purchase Plan (7)

11.1	Computation of Earnings per Common Share

21.1	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent and Report on Schedule

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed on April 25, 1997.
(3)	Incorporated by reference to the Registrant’s 1997 Proxy Statement.
(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 1998.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2001.
(6)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2002.
(7)	Incorporated by reference to the Registrant’s 2003 Proxy Statement.

B.    Reports on Form 8-K

On April 29, 2004 we furnished a report on Form 8-K that announced Peter C. Farrell, Ph.D., ResMed Inc.’s Chairman of the Board and Chief Executive Officer, stated on April 28, 2004 that, in his view, analyst estimates of ResMed’s net profit for the fiscal year ending June 30, 2004, of approximately $56 million “are not silly.” Dr. Farrell also announced that ResMed is considering de-listing from the Australian Stock Exchange due to the expenses associated with complying with two sets of listing requirements, particularly given differences in the regulatory requirements, and the potential impact ResMed’s policy of not paying dividends may have on its trading price in Australia.

RESMED INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc:

We have audited the accompanying consolidated balance sheets of ResMed Inc and subsidiaries as of June 30, 2004, and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Public Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, the Company has adopted the provisions of SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets” and changed its method of accounting for goodwill in 2002 accordingly.

/s/ KPMG LLP
San Diego, California
August 13, 2004

F1

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2004 and 2003

(In thousands, except share and per share data)

	June 30, 2004	June 30, 2003

Assets
Current assets:
Cash and cash equivalents	128,907	$114,491
Marketable securities available for sale (note 4)	12,021	6,533
Accounts receivable, net of allowance for doubtful accounts of $3,197 and $2,474 at June 30, 2004 and 2003, respectively	67,242	56,694
Inventories, net (note 5)	55,797	49,386
Deferred income taxes (note 13)	7,041	8,301
Prepaid expenses and other current assets	6,821	6,500

Total current assets	277,829	241,905

Property, plant and equipment, net of accumulated depreciation of $60,330 and $45,379 at June 30, 2004 and 2003 respectively (note 7)	147,268	104,687
Patents, net of accumulated amortization of $4,961 and $3,437 at June 30, 2004 and 2003, respectively	4,814	3,745
Goodwill (note 8)	106,075	102,160
Other assets	8,173	7,098

Total non-current assets	266,330	217,690

Total assets	$544,159	$459,595

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,574	$19,368
Accrued expenses (note 9)	22,591	19,140
Deferred Revenue	8,759	6,355
Income taxes payable	8,470	3,408
Current portion of deferred profit on sale-leaseback	2,197	2,312

Total current liabilities	60,591	50,583
Non-current liabilities:
Deferred revenue	8,819	7,210
Convertible subordinated notes (note 10)	113,250	113,250
Deferred profit on sale-leaseback	-	2,119

Total non-current liabilities	122,069	122,579

Total liabilities	182,660	173,162

Commitments and contingencies (notes 16 and 18)	-	-
Stockholders’ equity: (note 11)
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued	-	-
Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares authorized; none issued	-	-
Common stock, $.004 par value, 100,000,000 shares authorized;
Issued and outstanding 33,858,272 at June 30, 2004 and 33,370,885 at June 30, 2003 (excluding 886,369 and 415,365 shares held as Treasury Stock respectively)	135	134
Additional paid-in capital	132,875	107,432
Retained earnings	217,656	160,372
Treasury stock	(30,440)	(11,415)
Accumulated other comprehensive income	41,273	29,910

Total stockholders’ equity	361,499	286,433

Total liabilities and stockholders’ equity	$544,159	$459,595

See accompanying notes to consolidated financial statements.

F2

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2004, 2003 and 2002

(In thousands, except share and per share data)

	June 30, 2004	June 30, 2003	June 30, 2002

Net revenues	$339,338	$273,570	$204,076
Cost of sales	122,602	100,483	70,827

Gross profit	216,736	173,087	133,249

Operating expenses:
Selling, general and administrative	104,706	85,313	64,481
Research and development	26,169	20,534	14,910
Donations to Research Foundations	500	-	2,349
In-process research and development write off	-	-	350

Total operating expenses	131,375	105,847	82,090

Income from operations	85,361	67,240	51,159

Other income (expenses):
Gain on extinguishment of debt	-	529	6,549
Interest income (expense), net	(1,683)	(2,549)	(3,224)
Other, net (note 12)	990	1,907	108

Total other income (expenses), net	(693)	(113)	3,433

Income before income taxes	84,668	67,127	54,592
Income taxes (note 13)	27,384	21,398	17,086

Net income	$57,284	$45,729	$37,506

Basic earnings per share	$1.70	$1.38	$1.17
Diluted earnings per share	$1.63	$1.33	$1.10

Basic shares outstanding	33,694	33,054	32,174
Diluted shares outstanding	35,125	34,439	34,080

See accompanying notes to consolidated financial statements.

F3

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2004, 2003 and 2002

(In thousands)

			Additional				Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (loss)	Total	Income
Balance, June 30, 2001	31,479	$126	$52,675	-	-	$77,137	$(29,572)	$100,366
Common stock issued on exercise of options (note 11)	776	3	9,778	-	-	-	-	9,781
Common stock issued for acquisitions	853	3	24,781	-			-	24,784
Treasury stock purchases				(290)	(7,873)		-	(7,873)
Tax benefit from exercise of options	-	-	6,919	-	-	-	-	6,919
Comprehensive income:
Net income						37,506	-	37,506	37,506
Other comprehensive income
Foreign currency translation adjustments							21,342	21,342	21,342
Unrealized gains on marketable securities							105	105	105

Comprehensive income/(loss)									$58,953

Balance, June 30, 2002	33,108	132	94,153	(290)	(7,873)	114,643	(8,125)	192,930
Common stock issued on exercise of options (note 11)	678	2	9,029					9,031
Treasury stock purchases				(125)	(3,542)			(3,542)
Tax benefit from exercise of options			4,250					4,250
Comprehensive income:
Net income						45,729		45,729	45,729
Other comprehensive income
Foreign currency translation adjustments							38,131	38,131	38,131
Unrealized losses on marketable securities							(96)	(96)	(96)

Comprehensive income/(loss)									$83,764

Balance, June 30, 2003	33,786	134	107,432	(415)	(11,415)	160,372	29,910	286,433
Common stock issued on exercise of options (note 11)	958	3	20,338					20,341
Treasury stock purchases		(2)		(471)	(19,025)			(19,027)
Tax benefit from exercise of options			5,105					5,105
Comprehensive income:
Net income						57,284		57,284	57,284
Other comprehensive income
Foreign currency translation adjustments							11,366	11,366	11,366
Unrealized losses on marketable securities							(3)	(3)	(3)

Comprehensive income/(loss)									$68,647

Balance, June 30, 2004	34,744	$135	$132,875	(886)	$(30,440)	$217,656	$41,273	$361,499

See accompanying notes to consolidated financial statements.

F4

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2004, 2003 and 2002

(In thousands)

	June 30, 2004	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net income	$57,284	$45,729	$37,506
Adjustments to reconcile net income to net cash provided by operating activities:
by operating activities:
Depreciation and amortization	17,867	12,583	9,972
Provision for service warranties	213	332	(85)
Deferred income taxes	1,259	2,002	(6,153)
Foreign currency options revaluation	982	(2,117)	767
Deferred borrowing costs	804	834	1,254
Tax benefit from stock options exercised	5,105	4,250	6,919
Gain on extinguishment of debt	-	(529)	(6,549)
Release of profit on sale of building	(2,440)	(2,012)	-
Other, net	-	-	(162)
Purchased in-process research and development write off	-	-	350

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(13,129)	(6,102)	(9,765)
Inventories, net	(6,722)	(2,988)	(7,063)
Prepaid expenses and other current assets	15	(2,333)	4,785
Accounts payable, accrued expenses and other liabilities	15,303	9,635	3,864

Net cash provided by operating activities	76,541	59,284	35,640

Cash flows from investing activities:
Purchases of property, plant and equipment	(57,246)	(25,635)	(28,185)
Purchases of marketable securities - available for sale	(78,890)	(13,544)	(393,072)
Proceeds from sale of marketable securities - available for sale	73,376	26,845	435,871
Patent registration costs	(2,358)	(1,560)	(1,720)
Business acquisitions, net of cash acquired	(184)	(300)	(13,871)
Purchases of non-trading investments	(1,535)	(1,625)	(3,987)
Proceeds from sale of non-trading investments	-	3,936	-
Proceeds from sale-leaseback	-	-	18,500

Net cash provided by (used in) investing activities	(66,837)	(11,883)	13,536

Cash flows from financing activities:
Proceeds from issuance of common stock, net	20,341	9,031	9,781
Repayment of borrowings	-	-	(3,022)
Proceeds from borrowings, net of borrowing costs	-	-	28,402
Redemption of borrowings, convertible note	-	(9,217)	(48,454)
Purchases of treasury stock	(19,027)	(3,542)	(7,873)
Installment payment for property purchase	-	(12,609)	-

Net cash provided by (used in) financing activities	1,314	(16,337)	(21,166)

Effect of exchange rate changes on cash	3,398	10,567	4,714

Net increase in cash and cash equivalents	14,416	41,631	32,724
Cash and cash equivalents at beginning of the year	114,491	72,860	40,136

Cash and cash equivalents at end of the year	$128,907	$114,491	$72,860

Supplemental disclosure of cash flow information:
Income taxes paid	$15,141	$21,308	$18,328
Interest paid	4,530	4,530	6,557

Fair value of assets acquired in acquisitions	95	-	$9,060
Liabilities assumed	-	-	(5,872)
Goodwill on acquisition	89	300	36,279
Fair value of shares issued for acquisitions	-	-	(24,784)

Cash paid for acquisition, including acquisition costs	$184	$300	$14,683

See accompanying notes to consolidated financial statements.

F5

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(1)	Organization and Basis of Presentation

ResMed Inc. (the “Company”) is a Delaware Corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market devices for the evaluation and treatment of sleep-disordered breathing, primarily obstructive sleep apnea. Our manufacturing operations are located in Australia, Germany, and the United States of America. Major distribution and sales sites are located in the United States of America, Germany, France, United Kingdom, Switzerland, Australia and Sweden.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from management’s estimates.

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

We do not offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims, nor do we offer variable sale prices for subsequent events or activities. However, as part of our sales processes we may provide upfront discounts for large orders, one time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. The costs of all such programs are recorded as an adjustment to revenue. In our U.S. sales activities we use a number of manufacturer representatives to sell our products. These representatives are paid a direct commission on sales and act as an integral component of our U.S. sales force. We do not sell our products to these representatives and do not recognize revenue on such shipments. Our products are predominantly therapy-based equipment and require no installation. As such, we have no significant installation obligations.

(c)	Cash and Cash Equivalents

Cash equivalents include certificates of deposit, commercial paper, and other highly liquid investments are stated at cost, which approximates market. Investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the consolidated statements of cash flows.

F6

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

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

We conducted our annual review for goodwill impairment as at June 30, 2004. In conducting our review of goodwill impairment, we identified reporting units, being components of our operating segment, as each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on discounted cash flows and involved a two step process as follows:

Step 1-	Compare the fair value for each reporting unit to its carrying value, including goodwill. For each reporting unit where the carrying value, including goodwill, exceeds the reporting unit’s fair value, move on to step 2. If a reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

F7

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(2)	Summary of Significant Accounting Policies, Continued

(g)	Goodwill (continued)

Step 2-	Allocate the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the goodwill. Then, compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The results of the review indicated that no impaired goodwill exists.

(h)	Foreign Currency

The consolidated financial statements of our non–U.S. subsidiaries, whose functional currencies are other than U.S. dollars, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non–U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at period end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income, as described in Note 6, and are included in accumulated other comprehensive income in the consolidated balance sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions denominated in other than the functional currency of the entity are reflected in operations.

(i)	Research and Development

Research and development costs are expensed in the period incurred.

(j)	Earnings Per Share

The weighted average shares used to calculate basic earnings per share were 33,694,000, 33,054,000, and 32,174,000 for the years ended June 30, 2004, 2003 and 2002, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,431,000, 1,385,000 and 1,906,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Stock options of 751,000, 1,408,000 and 726,000 for the years ended June 30, 2004, 2003 and 2002 respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

(k)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, marketable securities available-for-sale, accounts receivable and accounts payable approximate their fair value because of their short-term nature. The estimated fair value of the Company’s long-term debt at June 30, 2004

F8

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(2)	Summary of Significant Accounting Policies, Continued

(k)	Financial Instruments (continued)

approximates $119.9 million compared with the carrying value of $113.3 million. Foreign currency option contracts are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes.

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

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at June 30, 2004 and June 30, 2003 was $2.0 million and $2.6 million respectively, which represents the positive fair value of options held by us.

We held foreign currency option contracts with notional amounts totaling $140.6 million and $124.5 million at June 30, 2004 and 2003, respectively to hedge foreign currency items. These contracts mature at various dates prior to July 2006.

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

F9

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(2)	Summary of Significant Accounting Policies, Continued

(n)	Marketable Securities

Management determines the appropriate classification of our investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which we do not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income.

At June 30, 2004 and 2003, the investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with our investment policy.

As at June 30, 2004 and 2003, contractual maturities of marketable securities-available-for-sale were (in thousands):

	2004	2003
Due less than one year	$11,025	$6,533
Due one to less than three years	-	-
Due more than three years	996	-
Total	$12,021	$6,533

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

(p)	Impairment of Long-Lived Assets

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

(q)	Cost- Method Investments

The aggregate carrying amount of our cost-method investments at June 30, 2004 were $5.3 million. At June 30, 2004, we reviewed the carrying value of these investments and determined that the fair value of the investments exceeded the carrying values and no unrealised losses existed.

(r)	Capitalized Software Production Costs

Software development costs have been capitalized and are being amortized to the cost of product revenues over the estimated economic lives (generally three to five years) of the products that include such software. Total net capitalized software production costs were $1.2 million and $1.6 million at June 30, 2004 and 2003 respectively.

F10

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(2)	Summary of Significant Accounting Policies, Continued

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

	Years Ended June 30
In thousands, except per share data	2004	2003	2002

Net income, as reported	$57,284	$45,729	$37,506
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	9,394	14,102	18,975
Pro forma net income	47,890	31,627	18,531

Earnings per share:
Basic - as reported	$1.70	$1.38	$1.17
Basic - pro forma	$1.42	$0.96	$0.58

Diluted - as reported	$1.63	$1.33	$1.10
Diluted - pro forma	$1.36	$0.92	$0.54

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 2.9%, 2.8% and 4.8% for the years ended June 30, 2004, 2003 and 2002 respectively; no dividend yield; expected option lives of 3.7 and 3.3 and 5.5 years for the years ended June 30, 2004, 2003 and 2002 respectively, and volatility of 43%, 63% and 60% for the years ended June 30, 2004, 2003 and 2002 respectively.

The following table illustrates the fair value of compensation costs as determined under the provisions of SFAS 123 by year of option grant (in thousands, except per share data):

Fiscal Year of Grant	2004	June 30 2003	2002	Average Exercise Price	Fair Value at Date of Grant
1999	-	-	5	11.93	5.27
2000	-	55	971	14.14	6.56
2001	348	2,664	7,142	27.71	13.41
2002	3,658	9,942	21,074	50.18	26.21
2003	4,466	9,035	-	26.54	12.22
2004	$4,223	$-	$-	$40.60	$14.89
Compensation Cost	$12,695	$21,696	$29,192
Tax Effected	$9,394	$14,102	$18,975

F11

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(3)	New Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entities”) in which an enterprise has a controlling financial interest through other than voting interests. FIN 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. FIN 46 was effective for variable interest entities entered into prior to February 1, 2003 in periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our financial condition or results of operation. In December 2003, the FASB issued a revision to FIN 46, to clarify some requirements and add new scope exceptions. The revised guidance is effective for the first reporting period beginning after December 15, 2003. The adoption of the provisions of FIN 46R did not have a material impact on our financial condition or results of operations.

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

The estimated fair value of marketable securities available for sale as of June 30, 2004 and 2003, was $12.0 million and $6.5 million respectively.

F12

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(4)	Marketable Securities, Continued

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(5)	Inventories

Inventories, net were comprised of the following as of June 30, 2004 and 2003 (in thousands):

	2004	2003

Raw materials	$15,277	$13,712
Work in progress	2,254	2,288
Finished goods	38,266	33,386
	$55,797	$49,386

(6)	Comprehensive Income

The table below presents other comprehensive income:

(in US$ 000’s)	Foreign Currency Items	Unrealized Gains on Securities	Accumulated Other Comprehensive Income	Retained Earnings	Accumulated Comprehensive Income
Beginning balance, July 1, 2003	$29,901	$9	$29,910	$160,372	$190,282
Current period change	11,366	(3)	11,363	57,284	68,647
Ending balance, June 30, 2004	$41,267	$6	$41,273	$217,656	$258,929

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive income at June 30, 2004 and June 30, 2003 consisted of foreign currency translation adjustments with net credit balances of $41.3 million and $29.9 million, respectively and unrealized gains on securities with net credit balance of $6,000 (net of tax $2,000) and $9,000 (net of tax $6,000), respectively.

(7)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of June 30, 2004 and 2003 (in thousands):

	2004	2003
Machinery and equipment	$33,605	$25,278
Computer equipment	33,542	28,487
Furniture and fixtures	13,613	11,528
Vehicles	2,015	1,749
Clinical, demonstration and rental equipment	21,763	18,056
Leasehold improvements	1,346	1,213
Land	32,990	31,913
Buildings	68,249	19,231
Construction in Progress	475	12,611
	207,598	150,066
Accumulated depreciation and amortization	(60,330)	(45,379)
	$147,268	$104,687

F13

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(8)	Goodwill and Other Intangible Assets

The Company adopted SFAS 142 on July 1, 2001. Under SFAS 142, goodwill amortization expense has not been recorded for the years ended June 30, 2004, 2003 and 2002.

Changes in the carrying amount of goodwill for the year ended June 30, 2004, were as follows:

(In US$ thousands)	2004

Balance at June 30, 2003	$102,160
Foreign currency translation adjustments	3,826
Goodwill on acquisition of the assets of Respro Medical Company Limited (our Hong Kong distributor)	89
Balance at June 30, 2004	$106,075

Other intangible assets amounted to $4.8 million (net of accumulated amortization of $5.0 million) and $3.7 million (net of accumulated amortization of $3.4 million) at June 30, 2004 and 2003, respectively. These intangible assets consist of patents and are amortized over the estimated useful life of the patent, generally five years. There are no expected residual values related to these intangible assets.

(9)	Accrued expenses at June 30, 2004 and 2003 consist of the following (in thousands):

	2004	2003
Service warranties	$1,557	$1,304
Consulting and professional fees	1,275	2,001
Value added taxes and other taxes due	1,877	1,173
Employee related costs	14,349	9,849
Research foundation grants	-	899
Convertible note interest	126	126
Promotional programs	1,157	1,426
Other	2,250	2,362
	$22,591	$19,140

(10)	Long-Term Debt

On June 20, 2001 we issued $150.0 million of 4% convertible subordinated notes that are due to mature on June 20, 2006. On July 3, 2001, we received an additional $30.0 million in over allotments. This increased the total amount of convertible subordinated notes issued to $180.0 million.

During the year ended June 30, 2004, we did not repurchase any of our convertible subordinated notes.

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

F14

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(10)	Long-Term Debt, Continued

As at June 30, 2004, we had convertible subordinated notes outstanding of $113.3 million.

The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock of ResMed Inc. The notes are currently convertible at a conversion price of $60.60 per share, which is equal to a conversion rate of 16.5017 shares per $1,000 principal amount of notes, subject to adjustment.

We may redeem some or all of the notes at any time on or after June 22, 2004, but prior to June 20, 2005, at a redemption price equal to 101.6% of the principal amount of notes redeemed, and at any time after June 19, 2005, at a redemption price of 100.8% of the principal amount of notes, plus in any case accrued and unpaid interest, if any, to the redemption date, if the closing price of our common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the optional redemption notice.

The notes are general unsecured obligations and are subordinated to all of our existing and future senior indebtedness and will be effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The indenture governing the notes does not limit us or our subsidiaries from incurring senior indebtedness or other indebtedness.

Interest is to be paid on the notes on June 20 and December 20 of each year.

(11)	Stockholders’ Equity

Stock Options.    The Company has granted stock options to personnel, including officers and directors in accordance with both the 1995 Option Plan and the 1997 Equity Participation Plan (collectively the “Plans”). These options have expiration dates of ten years from the date of grant and vest over three or four years. The Company granted these options with the exercise price equal to the market value as determined at the date of grant.

The following table summarizes option activity:

	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price	2002	Weighted Average Exercise Price ($)

Outstanding at beginning of year	4,745,178	$29.04	4,200,998	$27.94	3,852,818	$17.14
Granted	910,237	41.32	1,470,675	26.54	1,328,600	50.18
Exercised	(958,391)	21.23	(678,400)	13.31	(775,803)	12.61
Forfeited	(280,668)	40.56	(248,095)	38.85	(204,617)	26.75
Outstanding at end of year	4,416,356	$32.53	4,745,178	$29.04	4,200,998	$27.94
Price range of granted options	$39.19-51.56		$25.42-37.40		$33.15-$52.20

Options exercisable at end of year	2,406,581	$28.70	2,192,309	$23.32	1,631,044	$13.76

F15

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(11)	Stockholders’ Equity, Continued

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

The following table summarizes information about stock options outstanding at June 30, 2004.

Exercise Prices	Number Outstanding at June 30, 2004	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2004

$ 0 - $10	234,125	2.66	234,125
$11 - $20	482,293	4.72	482,293
$21 - $30	1,449,802	7.48	795,539
$31 - $40	452,652	7.87	256,126
$41 - $50	853,837	9.46	16,733
$51 - $60	943,647	7.12	621,765
	4,416,356	7.27	2,406,581

The following table summarizes in-the-money and out-of-the-money options at June 30, 2004.

	Exercisable		Unexercisable		Total
	Shares	Wtd. Avg. Exer. Price ($)	Shares	Wtd. Avg. Exer. Price ($)	Shares	Wtd. Avg. Exer. Price ($)

In-the-Money	2,353,914	28.17	1,983,442	36.58	4,337,356	32.03
Out-of-the-Money(1)	52,667	52.20	26,333	52.20	79,000	52.20
Total Options Outstanding	2,406,581	28.70	2,009,775	36.79	4,416,356	32.38

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing sales price of the Company’s common stock on the New York Stock Exchange on June 30, 2004 ($50.96 per share).

F16

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(11)	Stockholders’ Equity, Continued

The following table summarizes outstanding stock option plan and employee share plans balances as at June 30, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
1997 Equity participation plan approved by security holders	4,416,356	$32.38	30,265	(1)

Employee stock purchase plan approved by security holders	-	-	3,250,000

Equity compensation plans not approved by security holders	-	-	-
Total	4,416,356	$32.38	3,280,265

(1)	The total number of authorized shares of common stock under the 1997 Equity Participation Plan increases at the beginning of each fiscal year by an amount equal to 4% of the outstanding common stock on the last day of the preceding fiscal year.

Stock Options by Recipient

The following table summarizes stock option grants by recipient, with executive officers (as defined in Exchange Act Rule 3b-7) separately disclosed. As at June 30, 2004, the Company had 7 executive officers.

	June 30, 2004	June 30, 2003	June 30, 2002
Non-Executive Directors	60,000	60,000	73,000
Executive Officers	91,000	278,500	167,000
Staff	759,237	1,132,175	1,088,600
Gross Options Issued	910,237	1,470,675	1,328,600
Employees	1,520	1,464	1,250
Average Options per Employee	599	1,005	1,063

The following table discloses employee and executive option grants as a percentage of total options.

	2004	2003	2002

Net grants during the period as% of outstanding shares (%)	3	4	4
Grants to executive officers during the period as% of total options granted (%)	10	19	13
Grants to executive officers during the period as% of outstanding shares (%)	-	1	1
Cumulative options held by executive officers as% of total options outstanding (%)	13	16	16

F17

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(11)	Stockholders’ Equity, Continued

Options granted to executive officers during the fiscal year ended June 30, 2004 are as noted below.

		Individual Grants			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)(2)
	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees (%)	Exercise Price ($/Share)	Expiration Date	5%	10%
Peter Farrell	60,000	7.1%	$41.49	Dec 18, 2013	$1,372,476	$3,380,475
Paul Eisen	15,000	1.8%	$41.49	Dec 18, 2013	$343,119	$845,119
David Pendarvis	6,000	0.7%	$41.49	Dec 18, 2013	$137,248	$338,047
Adrian Smith	10,000	1.2%	$41.49	Dec 18, 2013	$228,746	$563,412
Total	91,000	10.8%

(1)	Represents options granted under our 1997 Equity Participation Plan, which typically are exercisable starting 12 months after the grant date, with 33% of the shares covered thereby becoming exercisable at that time and an additional 33% of the option shares becoming exercisable on each successive anniversary date, with all option shares exercisable beginning on either the third or fourth anniversary date. Under the terms of the 1997 Plan, this exercise schedule may be accelerated in certain specific situations. In addition, we have the right to require the surrender of outstanding options upon the grant of lower priced options to the same individual.
(2)	Assumed annual rates of stock appreciation for illustrative purposes only. Actual stock prices will vary from time to time based upon market factors and our financial performance. No assurance can be given that such rates will be achieved.

The following table summarizes option exercises and remaining holdings of executive officers during the year ended June 30, 2004.

			No. of Securities Underlying All Unexercised Options		Value of Unexercised In-the Money Options (1)
	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter Farrell	74,374	$1,848,622	180,593	126,667	$4,560,328	$1,600,733
Kieran Gallahue	-	0	16,666	133,334	$316,487	$2,532,013
David Pendarvis	-	0	10,000	26,000	$184,450	$425,720
Paul Eisen	-	0	2,000	19,000	$51,080	$244,210
Adrian Smith	19,000	796,362	53,333	21,667	$1,512,250	$267,025

(1)	Represents the amount by which the closing sales price of our common stock on the New York Stock Exchange on June 30, 2004 ($50.96 per share) multiplied by the number of shares to which the options apply exceeded the aggregate exercise price of such options.

Employee Stock Purchase Plan (the “ESPP”).    The ESPP was approved by our shareholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the

F18

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(11)	Stockholders’ Equity, Continued

fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. There is a maximum of 3,250,000 shares of our common stock authorized for sale under the ESPP.

Preferred Stock.    In April 1997, the board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2004.

Stock Purchase Rights.    In April 1997, the Company implemented a plan to protect stockholders’ rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company’s outstanding common stock carries one right to purchase Series A Junior Participating Preferred Stock (the “Right”). The Right enables the holder, under certain circumstances, to purchase common stock of the Company or of the acquiring person at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 20% or more of the Company’s outstanding common stock. The Rights are redeemable at $0.01 per Right and expire in 2007.

Common Stock.    On June 6, 2002, the Board of Directors authorized the Company to repurchase up to 4.0 million shares of outstanding common stock. During fiscal year 2004 and 2003, the Company repurchased 471,000 and 125,000 shares at a cost of $19.0 million and $3.5 million respectively. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

(12)	Other, net

Other, net in the statement of operations is comprised of the following at June 30, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Gain/(loss) on foreign currency hedging position	$(982)	$2,117	$(767)
Gain/(loss) on foreign currency transactions	1,637	(562)	182
Realized gain (loss) on sale of marketable securities	(11)	115	301
Other	346	237	392
	$990	$1,907	$108

(13)	Income Taxes

Income before income taxes for the years ended June 30, 2004, 2003, and 2002, was taxed under the following jurisdictions (in thousands):

	2004	2003	2002

U.S.	$1,290	$3,061	$418
Non-U.S.	83,378	64,066	54,174
	$84,668	$67,127	$54,592

F19

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(13)	Income Taxes, Continued

The provision for income taxes is presented below (in thousands):

	2004	2003	2002
Current:
Federal	$3,567	$1,303	$4,962
State	372	14	752
Non-U.S.	22,186	18,079	17,525
	26,125	19,396	23,239
Deferred:
Federal	1,293	892	(3,494)
State	(84)	325	(568)
Non-U.S.	50	785	(2,091)
	1,259	2,002	(6,153)
Provision for income taxes	$27,384	$21,398	$17,086

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2004	2003	2002
Taxes computed at statutory U.S. rate	$28,787	$23,495	$19,108
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	254	274	363
Non-deductible expenses	312	243	116
Research and development credit	(2,582)	(1,690)	(888)
Tax effect of intercompany dividends	129	-	2,577
Write-off of net operating losses due to business cessation	-	-	1,046
Change in valuation allowance	5,074	457	(2,614)
Effect of non-U.S. tax rates	(2,930)	(2,498)	(3,379)
In-process research and development write-off	-	-	123
Foreign tax credits	(772)	-	-
Other	(888)	1,117	634
	$27,384	$21,398	$17,086

F20

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(13)	Income Taxes, Continued

The components of the Company’s deferred tax assets and liabilities at June 30, 2004 and 2003 (in thousands) are as follows:

	2004	2003
Deferred tax assets:
Employee benefit obligations	$1,732	$1,208
Inventory	735	1,068
Provision for service warranties	419	343
Provision for doubtful debts	867	768
Net operating loss carryforwards	723	1,277
Foreign tax credits	8,836	7,288
AMT tax credit	634	1,667
Accrual for legal costs	64	307
Intercompany profit in inventories	8,958	6,013
Capitalized software	308	472
Deferred gain on sale-leaseback	659	1,329
Other	1,821	2,112
	25,756	23,852
Less valuation allowance	(8,459)	(3,385)
Deferred tax assets	17,297	20,467

Deferred tax liabilities:
Patents	(91)	(93)
Unrealized gain on foreign currency options	(599)	(773)
Unrealized foreign exchange gains	(1,472)	(1,678)
Property, plant and equipment	(2,885)	(2,244)
Undistributed German income	-	(3,448)
Deferred tax deductible goodwill amortization	(4,780)	(3,634)
Other	(429)	(296)
Deferred tax liabilities	(10,256)	(12,166)
Net deferred tax asset	$7,041	$8,301

As of June 30, 2004, the Company had $2,669,000 and $1,771,000 of U.S. state and non-U.S. net operating loss carryforwards, respectively, which expire in various years through 2024 or carryforward indefinitely. The Company also had foreign tax credit carryforwards of $8,836,000 and alternative minimum tax credit carryforwards of $634,000. The foreign tax credit carryforwards have expiration dates through 2009.

The valuation allowance at June 30, 2004, relates to a provision for uncertainty as to the utilization of foreign tax credits of $8,033,000 and net operating loss carryforwards of $426,000 for Malaysia and Austria.

F21

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(13)	Income Taxes, Continued

The Company has not provided U.S. income taxes on undistributed earnings of certain of its non-U.S. subsidiaries. The total amount of these undistributed earnings at June 30, 2004 amounted to approximately $150,829,000.

(14)	Employee Retirement Plans

The Company contributes to a number of employee retirement plans for the benefit of its employees. These plans are detailed as follows:

(1) Australia - The Company contributes to defined contribution pension plans for each employee resident in Australia. All Australian employees after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. From July 1, 2002 the Company contributes to the plans at the rate of 9% of the salaries of all Australian employees. Prior to July 2002, the Company contributed 8% for all qualified employees. Total Company contributions to the plans for the years ended June 30, 2004, 2003, and 2002 were $2,410,000, $1,663,391 and $968,000, respectively.

(2) United Kingdom - The Company contributes to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three-month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. The Company contributes to the plans at the rate of 5% of the salaries. Prior to January 2002, the Company contributed 3% for all qualified employees. Total Company contributions to the plan were $33,000, $23,000 and $16,000 in fiscal 2004, 2003, and 2002 respectively.

(3) United States - The Company sponsors a defined contribution pension plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 3% of employee salaries. The cost of this plan to the Company was $362,000, $326,000 and $245,000 in fiscal 2004, 2003 and 2002 respectively.

(4) Switzerland - The Company sponsors a fixed return defined contribution fund for each permanent Swiss employee. As part of the Company’s contribution to the fund the company guarantees a fixed 3% net return on accumulated contributions per annum. The Company contributes to the plans at variable rates which have averaged 10% of salaries over the last three years. Total Company contributions to the plan were $139,000, $133,000 and $94,000 in fiscal 2004, 2003 and 2002 respectively.

(15)	Segment Information

The Company operates solely in the sleep-disordered breathing sector of the respiratory medicine industry. The Company therefore believes that, given the single market focus of its operations and the inter-dependence of its products that the Company operates as a single operating segment. The Company assesses performance and allocates resources on the basis of a single operating entity.

F22

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(15)	Segment Information, Continued

Financial information by geographic area for the years ended June 30, 2004, 2003 and 2002, is summarized below (in thousands):

	U.S.A	Germany	Australia	France	Rest of World	Total

2004
Revenue from external customers	$159,283	67,253	10,293	34,629	67,880	$339,338

Long lived assets	$33,010	6,842	108,683	1,075	5,831	$155,441

2003
Revenue from external customers	$124,375	51,992	6,972	27,745	62,486	$273,570

Long lived assets	$34,340	5,765	68,300	1,030	2,350	$111,785

2002
Revenue from external customers	$95,463	35,386	5,569	20,957	46,701	$204,076

Long lived assets	$34,127	3,738	46,370	599	2,455	$87,289

Net revenues from external customers is based on the location of the customer. Long-lived assets of geographic areas are those assets used in the Company’s operations in each geographical area and excludes patents, deferred tax assets and goodwill.

(16)	Commitments

The Company leases buildings, motor vehicles and office equipment under operating leases. Rental charges for these items are expensed as incurred. At June 30, 2004 the Company had the following future minimum lease payments under non-cancelable operating leases (in thousands):

Years	Operating Leases	Sub lease rental income	Total net minimum lease payments

2005	4,947	387	4,560
2006	3,767	72	3,695
2007	1,411	-	1,411
2008	909	-	909
2009	189		189
Thereafter	-	-	-
Total minimum lease payments	$11,223	$459	$10,764

Rent expenses under operating leases for the years ended June 30, 2004, 2003 and 2002 were approximately $5.5 million, $3.8 million and $2.3 million, respectively.

F23

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(17)	Business Acquisitions

Fiscal year ended June 30, 2004

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

Fiscal year ended June 30, 2003

On July 24, 2002 we acquired the business of John Stark and Associates, our Texas representative, for total consideration of $0.3 million in cash. The acquisition has been accounted for as a purchase and accordingly, the results of operations of John Stark and Associates were included within the Company’s consolidated financial statements from July 24, 2002. An amount of $0.3 million representing the excess of the purchase price over the fair value of net identifiable assets acquired of $nil, has been recorded as goodwill.

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

The acquisition has been accounted for as a purchase and accordingly, the results of operations of SMI have been included in the Company’s consolidated financial statements from May 14, 2002. An amount of $30.7 million, representing the excess of the purchase price over the fair value of the net identifiable assets acquired of $1.9 million, has been recorded as goodwill.

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

F24

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(17)	Business Acquisitions, Continued

Fiscal	year ended June 30, 2002 (continued)

Labhardt AG.    On November 15, 2001, the Company’s wholly owned subsidiary ResMed International Inc. acquired all the Common Stock of Labhardt AG, its Swiss distributor for total cash consideration including acquisition costs of $5.5 million.

The acquisition has been accounted for as a purchase and accordingly, the results of operations of Labhardt AG have been included in the Company’s consolidated financial statements from November 15, 2001. An amount of $4.2 million, representing the excess of the purchase price over the fair value of the net identifiable assets acquired of $1.3 million, has been recorded as goodwill.

Pro-forma financial information related to Respro Medical Company Limited, John Stark and Associates, SMI and Labhardt AG are not included as the effects would not be significant to the consolidated financial statements.

(18)	Legal Actions

The Company was engaged in litigation relating to the enforcement and defense of certain of its patents during the fiscal year ended June 30, 2004.

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

On September 5, 2003, ResMed and Respironics settled this action. ResMed and Respironics have dismissed all claims in the action with prejudice.

2002 Litigation with Respironics.    On October 11, 2002, ResMed Inc, ResMed Corp, and ResMed Limited filed a lawsuit in U.S. District Court for the Southern District of California, in San Diego against Respironics, Inc. ResMed’s suit seeking a judgment that certain of Respironics’ mask products (Contour Deluxe, Comfort Classic, Comfort Select, and Image3 masks) infringe patents held by ResMed. The complaint further charged Respironics with copying ResMed’s proprietary mask technology, and alleged violation of the Lanham Act, trademark and trade dress infringement, and common law violations relating to the appearance of ResMed’s mask products. ResMed sought an injunction and damages. On March 4, 2003, the Court denied Respironics’ motion to transfer the case to the U.S. District Court for the Western District of Pennsylvania.

On October 16, 2002 Respironics, Inc. filed a lawsuit in U.S. District Court for the Western District of Pennsylvania, in Pittsburgh, against ResMed Limited seeking a declaratory judgment that Respironics, Inc. does not infringe the patents that are the subject of ResMed’s October 11, 2002 complaint filed in San Diego, that such patents are invalid and unenforceable and that Respironics has not committed any other trademark, trade dress or common law violations. On July 29, 2003, the court ordered the case transferred to the U.S. District Court for the Southern District of California.

On September 5, 2003, ResMed and Respironics settled both lawsuits involved in the 2002 Litigation. ResMed and Respironics have dismissed all claims in the actions with prejudice.

F25

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(18)	Legal Actions, Continued

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

On May 6, 2003, ResMed and Fisher & Paykel Healthcare agreed to settle this patent infringement lawsuit. In accordance with the settlement, Fisher & Paykel introduced a new design of its mask in the United States and ResMed will not assert intellectual property claims against the new mask. ResMed has dismissed the lawsuit with prejudice.

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

(19)	In-Process Research and Development Charge

MAP

On acquisition of MAP Medizin-Technologie GmbH (MAP) in February 2001, we recognized as an expense a charge of $17.7 million with respect to five in-process research and development programs under active development by MAP at date of acquisition. The five projects were:

(i)	A single-walled nasal cushion mask system.

(ii)	A new headgear system

(iii)	A standalone active humidifier

(iv)	An autotitration CPAP device for treatment of OSA

(v)	A new OSA diagnostic screening device.

The status of each project as of June 30, 2004 is as noted below:

(i)	Single-walled nasal cushion

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

F26

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

(19)	In-Process Research and Development Charge, Continued

(ii)	New headgear

The new headgear product line was withheld to coincide with the release of the Papillon mask system in April 2002 and so was also seven months behind schedule in projected release dates. Since release, the new headgear system has exceeded original sales projections and continues to meet or exceed initial expectations.

(iii)	Standalone active humidifier

Due to other priorities and to the introduction of integrated humidification flow generator devices by a number of competitors during fiscal 2002, we have abandoned the standalone humidifier project.

Given the relatively small revenue forecast of the product line in the in-process research and development model, the financial impact of this project is not material to ResMed or the net return of the MAP acquisition.

(iv)	Auto titration CPAP Device

The main product development effort of MAP since acquisition has been on the completion of the Autotitration CPAP flow generator specified in the initial in-process research and development charge, now referred to as the Magellan. This project experienced some delays due to the complexity of the software algorithm development process and associated electronics resulting in the product being released in November 2002. Sales are now broadly consistent with our initial expectations.

(v)	OSA diagnostic screening device

MAP’s new diagnostic screening device, now called the microMESAM, was released in the German market in March 2004. We remain confident in the capacity of the device to enhance the diagnostic process, and remain confident in the potential of the product to significantly impact the treatment and diagnosis of obstructive sleep apnea in the German market.

As at June 30, 2004, four of the five programs have been completed with the release of the Papillon mask system, upgraded headgear, Magellan flow generator and MicroMESAM.

Given the completion of the above research programs and performance of the associated product lines, we remain confident in the assumptions used to determine the in-process research and development charge and, as a result, the net return of the MAP acquisition.

F27

Schedule II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JUNE 30, 2004, 2003 AND 2002

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at end of period

Year ended June 30, 2004
Applied against asset account
Allowance for doubtful accounts	$2,474	1,178	(455)	3,197

Year ended June 30, 2003
Applied against asset account
Allowance for doubtful accounts	$1,938	1,144	(608)	2,474

Year ended June 30, 2002
Applied against asset account
Allowance for doubtful accounts	$892	1,542	(496)	1,938

See accompanying report of independent registered public accounting firm.

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED August 27, 2004

ResMed Inc.

/S/ PETER C. FARRELL
Peter C. Farrell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ PETER C. FARRELL Peter C. Farrell	Chief Executive Officer, President, Chairman of the Board (Principal Executive Officer)	August 27, 2004

/S/ ADRIAN M. SMITH Adrian M. Smith	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 27, 2004

/S/ CHRISTOPHER G. ROBERTS Christopher G. Roberts	Director	August 27, 2004

/S/ MICHAEL A. QUINN Michael A. Quinn	Director	August 27, 2004

/S/ GARY W. PACE Gary W. Pace	Director	August 27, 2004

/S/ DONAGH MCCARTHY Donagh McCarthy	Director	August 27, 2004

/S/ CHRISTOPHER A. BARTLETT Christopher Bartlett	Director	August 27, 2004

/S/ LOUIS A. SIMPSON Louis Simpson	Director	August 27, 2004

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

2.2	Agreement and Plan of Merger dated as of May 14, 2002 among ResMed Inc., Servo Magnetics Acquisition Inc., Servo Magnetics Incorporated and Mr. Leslie Hoffman (6)

3.1	Certificate of Incorporation of Registrant, as amended (1)

3.2	By-laws of Registrant (1)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.2	Rights agreement dated as of April 23, 1997 (2)

4.3	Indenture dated as of June 20, 2001, between ResMed Inc and American Stock Transfer & Trust Company (5)

4.4	Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC (5)

4.5	Registration Rights Agreement dated as of May 14, 2002 between ResMed Inc., and Mr. Leslie Hoffman (6)

10.1	1995 Stock Option Plan (1)

10.2	1997 Equity Participation Plan (3)

10.3	Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended (1)

10.5	Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994 (1)

10.6	Lease for 10121 Carroll Canyon Road, San Diego 92131-1109, U.S.A.(4)

10.7	Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia (5)

10.8	Employment Agreement dated as of May 14, 2002, between Servo Magnetics Acquisition Inc., and Mr. Leslie Hoffman (6)

10.9	Agreement for the purchase of Lot 6001, Norwest Boulevarde, Norwest Business Park, Baulkham Hills, Australia (6)

10.10	2003 Employee Stock Purchase Plan (7)

11.1	Computation of Earnings per Common Share

21.1	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Report on Schedule and Consent

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed on April 25, 1997.
(3)	Incorporated by reference to the Registrant’s 1997 Proxy Statement.
(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 1998.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 2001.
(6)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 2002.
(7)	Incorporated by reference to the Registrant’s 2003 Proxy Statement.