Form 10-Q
period 2004-09-30
RESMED INC
filed 2004-11-09
CIK 943819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

0-26038

(Commission file number)

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

At November 2, 2004 there were 33,926,043 shares of Common Stock ($0.004 par value) outstanding. This number excludes 1,127,459 shares held by the registrant as treasury shares.

RESMED INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in US$ thousands, except share and per share data)

	September 30, 2004	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$141,620	128,907
Marketable securities available-for-sale (note 3)	2,744	12,021
Accounts receivable, net of allowance for doubtful accounts of $3,039 at September 30, 2004 and $3,197 at June 30, 2004	68,752	67,242
Inventories, net (note 4)	61,142	55,797
Deferred income taxes	8,536	7,041
Prepaid expenses and other current assets	6,774	6,821

Total current assets	289,568	277,829

Property, plant and equipment, net (note 6)	154,130	147,268
Patents, net of accumulated amortization of $5,571 at September 30, 2004 and $4,961 at June 30, 2004	5,307	4,814
Goodwill (note 7)	107,487	106,075
Other assets	8,612	8,173

Total non-current assets	275,536	266,330

Total assets	$565,104	$544,159

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,945	$18,574
Accrued expenses	24,982	22,591
Current portion of deferred revenue	9,325	8,759
Income taxes payable	10,382	8,470
Current portion of deferred profit on sale-leaseback	1,663	2,197

Total current liabilities	64,297	60,591

Non current liabilities:
Deferred revenue	9,271	8,819
Convertible subordinated notes (note 8)	113,250	113,250

Total non current liabilities	122,521	122,069

Total liabilities	186,818	182,660

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares authorized; none issued	—	—
Common stock $0.004 par value 100,000,000 shares authorized; issued and outstanding 33,858,518 at September 30, 2004 and 33,858,272 at June 30, 2004 (excluding 1,127,459 and 886,369 shares held as Treasury Stock respectively)	135	135
Additional paid-in capital	136,642	132,875
Retained earnings	231,582	217,656
Treasury stock	(41,405)	(30,440)
Accumulated other comprehensive income (note 5)	51,332	41,273

Total stockholders’ equity	378,286	361,499

Total liabilities and stockholders’ equity	$565,104	$544,159

See the accompanying notes to the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(in US$ thousands, except share and per share data)

	Three Months Ended September 30,
	2004	2003
Net revenue	$87,733	$72,878
Cost of sales	31,322	25,720

Gross profit	56,411	47,158

Operating expenses:
Selling, general and administrative	26,664	22,187
Research and development	6,819	6,017
Restructuring expenses (note 9)	1,968	—

Total operating expenses	35,451	28,204

Income from operations	20,960	18,954

Other income (expense), net:
Interest income (expense), net	(321)	(394)
Other, net	31	(652)

Total other income (expense), net	(290)	(1,046)

Income before income taxes	20,670	17,908
Income taxes	6,744	5,659

Net income	$13,926	$12,249

Basic earnings per share	$0.41	$0.36
Diluted earnings per share	$0.39	$0.35

Basic shares outstanding (000’s)	33,888	33,649
Diluted shares outstanding (000’s)	35,258	35,089

See the accompanying notes to the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in US$ thousands)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$13,926	$12,249

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,621	3,920
Amortization of deferred borrowing costs	205	202
Provision for service warranties	107	49
Foreign currency options revaluation	(366)	116
Profit on sale and lease-back of building	(611)	(566)
Changes in operating assets and liabilities:
Accounts receivable, net	51	(211)
Inventories	(4,007)	(5,943)
Prepaid expenses and other current assets	371	(774)
Accounts payable, accrued expenses and other liabilities	1,321	3,526

Net cash provided by operating activities	16,618	12,568

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,454)	(11,027)
Patent registration costs	(708)	(280)
Purchases of non-trading investments	(186)	(825)
Proceeds from sales of non-trading investments	—	1,038
Cash paid for acquisitions, including acquisition costs	—	(184)
Purchases of marketable securities - available-for-sale	(46,841)	(22,725)
Proceeds from sale or maturity of marketable securities-available-for-sale	56,130	2,132

Net cash provided by (used in) investing activities	941	(31,871)

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	3,767	9,061
Redemption of borrowings	—	—
Purchase of treasury stock	(10,965)	(462)

Net cash provided by (used in) financing activities	(7,198)	8,599

Effect of exchange rate changes on cash	2,352	890

Net increase (decrease) in cash and cash equivalents	12,713	(9,814)
Cash and cash equivalents at beginning of period	128,907	114,491

Cash and cash equivalents at end of period	$141,620	$104,677

Supplemental disclosure of cash flow information:
Income taxes paid	$6,689	$4,584
Interest paid	—	—

Fair value of assets acquired in acquisition	$—	$95
Liabilities assumed	—	—
Goodwill on acquisition	—	89

Cash paid for acquisition, including acquisition costs	$—	$184

See the accompanying notes to the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Organization and Basis of Presentation

ResMed Inc (the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market devices for the evaluation and treatment of sleep-disordered breathing, primarily obstructive sleep apnea. Our manufacturing operations are located in Australia, Germany and the United States of America. Major distribution and sales sites are located in the United States of America, Germany, France, United Kingdom, Switzerland, Australia and Sweden.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

The consolidated financial statements for the three months ended September 30, 2004 and 2003 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2004.

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

We do not recognize revenues to the extent that we offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims, nor do we recognize revenues if we offer variable sale prices for subsequent events or activities. As part of our sales processes we may provide upfront discounts for large orders, one time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. The costs of all such programs are recorded as an adjustment to revenue. In our U.S. sales activities we use a number of manufacturer representatives to sell our products. These representatives are paid a direct commission on sales and act as an integral component of our U.S. sales force. We do not sell our products to these representatives and do not recognize revenue on such shipments. Our products are predominantly therapy-based equipment and require no installation. As such, we have no significant installation obligations.

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

The results of the review indicated that no impaired goodwill existed at June 30, 2004.

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

The weighted average shares used to calculate basic earnings per share was 33,888,000 and 33,649,000 for the three month periods ended September 30, 2004 and 2003, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,370,000 and 1,440,000 for the three-month periods ended September 30, 2004 and 2003, respectively.

Stock options of 1,070,000 and 996,000 for the three-month periods ended September 30, 2004 and 2003 respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

(k)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, marketable securities available-for-sale, accounts receivable and accounts payable approximate their fair value because of their short-term nature. The estimated fair value of the Company’s long-term debt at September 30, 2004 approximates $117.2 million compared with the carrying value of $113.3 million. Foreign currency option contracts are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes.

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

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at September 30, 2004 and June 30, 2004 was $2.6 million and $2.0 million respectively, which represents the positive fair value of options held by us.

We held foreign currency option contracts with notional amounts totaling $137.1 million and $140.6 million at September 30, 2004 and June 30, 2004 respectively to hedge foreign currency items. These contracts mature at various dates prior to July 2006.

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

At September 30, 2004, the investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with our investment policy.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(n)	Marketable Securities (continued)

At September 30, 2004, contractual maturities of marketable securities available-for-sale were (in thousands):

Due less than one year	$1,744
Due one to less than three years	—
Due more than three years	1,000

Total	$2,744

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

Changes in the liability for product warranty for the three months ended September 30, 2004 are as follows (in thousands):

Balance as at July 1, 2004	$1,557
Warranty accruals during the quarter	385
Warranty costs incurred during the quarter	(279)
Foreign currency translation adjustments	63

Balance as at September 30, 2004	$1,726

(p)	Impairment of Long-Lived Assets

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

(q)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at September 30, 2004 were $5.3 million. At June 30, 2004, we performed our annual impairment analysis of the carrying value of these investments and determined that the fair value of the investments exceeded the carrying values and no unrealized losses existed.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Capitalized Software Production Costs

Software development costs have been capitalized and will be amortized to the cost of product revenues over the estimated economic lives (generally three to five years) of the products that include such software. Total net capitalized software production costs were $1.0 million and $1.2 million at September 30, 2004 and June 30, 2004 respectively.

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

We apply APB Opinion No. 25, and related interpretations, in accounting for our equity plans, and as all stock options are issued at market price on date of issue, no compensation cost has been recognized for the grant of stock options. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousand except per share data):

	Three Months Ended September 30,
In thousands, except per share data	2004	2003
Net income, as reported	$13,926	$12,249
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	(1,644)	(1,565)

Pro forma net income	$12,282	$10,684

Earnings per share:
Basic - as reported	$0.41	$0.36
Basic - pro forma	$0.36	$0.32

Diluted - as reported	$0.39	$0.35
Diluted - pro forma	$0.35	$0.30

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(s)	Stock-based Employee Compensation (continued)

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rates of 3.2% and 2.8% for the three months ended September 30, 2004 and 2003 respectively; no dividend yield; expected option lives of 4.2 years and 4.0 years for the three months ended September, 2004 and 2003, respectively and volatility of 38% and 63% for the three months ended September 30, 2004 and 2003.

The following table illustrates the fair value of compensation costs as determined under the provisions of SFAS 123 by year of option grant (in thousands, except per share data):

Fiscal Year of Grant	Three Months Ended September 30,		Average Exercise
	2004	2003	Price
2005	$314	—	$47.54
2004	1,342	$230	39.19
2003	491	1,115	26.54
2002	74	915	50.18
2001	—	147	27.71

Compensation Cost	$2,221	$2,407

Tax Effected	$1,644	$1,565

(3)	Marketable Securities

The estimated fair value of marketable securities available for sale as of September 30, 2004 and June 30, 2004 are $2.7 million and $12.0 million respectively.

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(4)	Inventories

Inventories were comprised of the following at September 30, 2004 and June 30, 2004 (in thousands):

	September 30, 2004	June 30, 2004
Raw materials	$19,977	15,277
Work in progress	2,519	2,254
Finished goods	38,646	38,266

	$61,142	$55,797

.PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5)	Comprehensive Income

Movements in comprehensive income for the three months ended September 30, 2004 are presented below (in thousands):

(in US$ 000’s)	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Accumulated Comprehensive Income (Loss)
Beginning balance, July 1, 2004	$41,267	$6	$41,273	$217,656	$258,929
Current period change	10,057	2	10,059	13,926	23,985

Ending balance, September 30, 2004	$51,324	$8	$51,332	$231,582	$282,914

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive income at September 30, 2004 and June 30, 2004 consisted of foreign currency translation adjustments with net credit balance of $51.3 million and $41.3 million respectively and unrealized gains on securities with credit balance of $8,000 (net of tax of $3,000) and $6,000 (net of tax of $2,000), respectively.

(6)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of September 30, 2004 and June 30, 2004 (in thousands):

	Sept 30, 2004	June 30, 2004
Machinery and equipment	$36,186	$33,605
Computer equipment	35,448	33,542
Furniture and fixtures	14,801	13,613
Vehicles	2,044	2,015
Clinical, demonstration and rental equipment	22,725	21,763
Leasehold improvements	1,410	1,346
Land	34,228	32,990
Buildings	71,183	68,249
Construction in Progress	2,128	475

	220,153	207,598

Accumulated depreciation and amortization	(66,023)	(60,330)

	$154,130	$147,268

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(7)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended September 30 2004, were as follows:

(In US$ thousands)
Balance at June 30, 2004	$106,075
Foreign currency translation adjustments	1,412

Balance at September 30, 2004	$107,487

Other intangible assets amounted to $5.3 million (net of accumulated amortization of $5.6 million) and $4.8 million (net of accumulated amortization of $5.0 million) at September 30, 2004 and June 30, 2004, respectively. These intangible assets consist of patents and are amortized over the estimated useful life of the patent, generally five years. There are no expected residual values related to these intangible assets.

(8)	Long-Term Debt

On June 20, 2001 we issued $150.0 million of 4% convertible subordinated notes that are due to mature on June 20, 2006. On July 3, 2001, we received an additional $30.0 million in over allotments. This increased the total amount of convertible subordinated notes issued to $180.0 million.

During the three months ended September 30, 2004, and during the year ended June 30, 2004, we did not repurchase any of our convertible subordinated notes.

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

As at September 30, 2004, we had convertible subordinated notes outstanding of $113.3 million.

The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock of ResMed Inc. The notes are currently convertible at a conversion price of $60.60 per share, which is equal to a conversion rate of 16.5017 shares per $1,000 principal amount of notes, subject to adjustment.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(8)	Long-Term Debt, Continued

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

Interest is to be paid on the notes on June 20 and December 20 of each year.

(9)	Restructuring Expenses

Restructuring expenses incurred during the quarter ended September 30, 2004 of $2.0 million ($1.2 million net of tax) consisted of restructuring expenses (predominantly one-time termination benefits) associated with the Company’s decision to integrate the separate operations of ResMed Germany and MAP into a single operating unit. This will involve the relocation of our ResMed Germany operation (currently located in Moenchengladbach) to Munich and integration of the back office functions including customer service, logistics and administration. It will also involve integration of the sales and marketing teams. The total restructure expenses including the expenses recognized in the September 30, 2004 quarter, are estimated to be $4.5 million ($2.7 million net of tax). We expect to incur the balance of the restructure expenses over the course of the 2005 fiscal year.

Following is a summary of the restructuring liabilities related to the restructure and integration of the separate operations of ResMed Germany and MAP into a single operating unit, that were recorded during the three-months ended September 30, 2004 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at July 1, 2004	—	—	—
Restructuring expenses	1,907	61	1,968
Cash payments	(301)	—	(301)

Balance at September 30, 2004	1,606	61	1,667

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Restructuring Expenses, Continued

Substantially all of the accrued obligations are expected to be paid by June 30, 2005. Restructuring expenses incurred are recorded in the consolidated statement of income as restructuring expenses.

(10)	Commitments and Contingencies

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not have a material adverse effect on our consolidated financial statements taken as a whole.

During September and October 2004, the Company began receiving tax assessment notices for the audit of one of its German subsidiaries by the German tax authorities for the years 1996 through 1998. Certain of these adjustments are being contested and appealed to the German tax authority office. We believe no additional provision is necessary for any tax adjustment that may result from the tax audit. However, the outcome of the audit cannot be predicted with certainty. Should any tax audit issues be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period of resolution.

We have given guarantees totaling $1.2 million relating to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and to guarantees required by contracts with insurance companies transacting with our German subsidiaries.

(11)	Business Acquisitions

Three months ended September 30, 2004

No acquisitions were made during the three months ended September 30, 2004.

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

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of the results of the three months ended September 30, 2004. It should be read together with the details provided in the individual sections below.

We are leading developer, manufacturer, and marketer of medical equipment for the diagnosis, treatment and management of sleep-disordered breathing. We offer a comprehensive range of product in over 60 countries. We derive our revenue primarily from the sale of medical devices and accessories to treat individuals who suffer from sleep-disordered breathing.

During the quarter, our net revenue increased by 20%, and gross profit increased by 19%, when compared to the quarter ended September 30, 2003. These results were primarily driven by increasing unit sales of our products. Earnings per share increased to $0.39 per share, up from $0.35 per share in the September 2003 quarter. The result includes restructuring expenses of $2.0 million ($1.2 million net of tax) associated with the restructure of our German operations. We experienced a favorable product mix due to increased sales of higher margin products during the quarter, but this was offset by the impact of a stronger Australian dollar, which increased manufacturing and research and development costs. We recognized other expenses of $0.3 million, primarily reflecting interest expense on our convertible debt. Our selling, general and administrative expenses equaled 30% of our net revenue, consistent with the first quarter of fiscal year 2004.

Net Revenue

Net revenue increased for the three months ended September 30, 2004 to $87.7 million from $72.9 million for the three months ended September 30, 2003, an increase of $14.8 million or 20%. The increase in net revenue is primarily attributable to an increase in unit sales of the Company’s flow generators and masks. Sales also benefited from an appreciation of international currencies against the U.S. dollar (increasing sales by approximately $3.1 million). Net revenue in North and Latin America increased for the three months ended September 30, 2004 to $45.6 million from $34.6 million for the three months ended September 30, 2003, an increase of $11.0 million or 32%. We believe this growth primarily reflects increased public and physician awareness of sleep-disordered breathing. Net revenue in international markets for the three months ended September 30, 2004 increased to $42.1 million from $38.2 million for the three months ended September 30, 2003, an increase of $3.9 million or 10%. International sales growth for the three months ended September 30, 2004 reflects organic growth in the overall sleep-disordered breathing market, and appreciation of international currencies against the U.S. dollar, partially offset by lower sales in the Japanese market this quarter compared to the same time last year.

Sales of flow generators for the three months ended September 30, 2004 increased by 11% compared to the three months ended September 30, 2003 including increases of 20% in North and Latin America and 5% elsewhere. Sales of mask systems, motors and other accessories increased by 30% including increases of 42% in North and Latin America and 16% elsewhere, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. These increases primarily reflect growth in the overall sleep-disordered breathing market and appreciation of international currencies against the U.S. dollar, partially offset by lower sales in the Japanese market.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit increased for the three months ended September 30, 2004 to $56.4 million from $47.2 million for the three months ended September 30, 2003, an increase of $9.2 million or 19%. Gross profit as a percentage of net revenue declined for the three months ended September 30, 2004 to 64% compared to a margin of 65% for the three months ended September 30, 2003, reflecting the impact of higher manufacturing costs in our Australian manufacturing facility resulting from a stronger Australian dollar against the U.S. dollar (as the majority of manufacturing labor and overhead costs are incurred in Australia), partially offset by a more favorable product mix due to increased sales of higher margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2004 to $26.7 million from $22.2 million for the three months ended September 30, 2003, an increase of $4.5 million or 20%. As a percentage of net revenue, selling, general and administrative expenses for the three months ended September 30, 2004 was 30%, consistent with the three months ended September 30, 2003. The increase in selling, general and administrative expenses was due primarily to an increase in the number of sales and administrative personnel and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to appreciation of international currencies against the U.S. dollar (adding approximately $1.2 million to our expenses as reported in U.S. dollars).

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2004 to $6.8 million from $6.0 million for the three months ended September 30, 2003, an increase of $0.8 million or 13%. As a percentage of net revenue, research and development expenses were 8% for the three months ended September 30, 2004 compared to 8.3% for the three months ended September 30, 2003. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products. The increase also reflects an appreciation of the Australian dollar against the U.S. dollar, as the majority of research and development costs are incurred in Australian dollars. The appreciation of international currencies against the U.S. dollar added approximately $0.4 million to our research and development expenses as reported in U.S. dollars.

Restructuring Expenses

Restructuring expenses incurred during the three months ended September 30, 2004 were $2.0 million ($1.2 million net of tax) and consisted of restructuring charges associated with our decision to integrate the separate operations of ResMed Germany and MAP into a single operating unit. This will involve the relocation of our ResMed Germany operation (currently located in Moenchengladbach) to Munich and integration of the back office functions including customer service, logistics and administration. It will also involve integration of the sales and marketing teams. The total restructure expenses including the expenses recognized in the current quarter, are estimated at $4.5 million ($2.7 million net of tax). We expect to incur the balance of the restructure expenses over the course of fiscal year 2005.

PART I - FINANCIAL INFORMATION Item 2

RESMED INC AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income (Expenses), Net

Other income (expense), net decreased for the three months ended September 30, 2004 to net expense of $0.3 million compared to net expense of $1.0 million for the three months ended September 30, 2003. The decrease in other expense, net was attributable to lower foreign currency exchange losses and, to a lesser extent, lower interest expense.

Income Taxes

Our effective income tax rate for the three-month period ended September 30, 2004 was 32.6% compared to 31.6% for the three-month period ended September 30, 2003. The higher tax rate was primarily attributable to the geographical mix of taxable income, partially offset by the tax benefit associated with our restructuring expenses. We continue to benefit from the Australian corporate tax rate of 30% because we generate a majority of our taxable income in Australia.

Liquidity and Capital Resources

As of September 30, 2004 and June 30, 2004, we had cash and cash equivalents and marketable securities available-for-sale of approximately $144.4 million and $140.9 million, respectively. Working capital approximated $225.3 million and $217.2 million at September 30, 2004 and June 30, 2004, respectively.

Inventories at September 30, 2004 increased by $5.1 million or 9% to $61.1 million compared to September 30, 2003 inventories of $56.0 million. The percentage increase in inventories was less than the 20% increase in revenues in the three-month period ended September 30, 2004 compared to the three-month period September 30, 2003. The lower inventory growth reflects improved inventory management throughout the group. Accounts receivable at September 30, 2004 were $68.8 million, an increase of $12.8 million or 23% over the September 30, 2003 accounts receivable balance of $56.0 million. This increase was broadly consistent with the 20% increase in revenues for the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003. Accounts receivable days sales outstanding, at 70 days for the quarter ended September 30, 2004, increased by one day compared to the quarter ended September 30, 2003. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2004 and June 30, 2004 was 4.2% and 4.5%, respectively. The credit quality of our customers remains consistent with our past experience.

During the three-month period ended September 30, 2004, we generated cash of $16.6 million from operations, primarily as a result of increased profit partially offset by higher working capital, particularly in respect of inventories. During the three-month period ended September 30, 2003 approximately $12.6 million of cash was generated by operations.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Capital expenditures for the three months ended September 30, 2004 and 2003 aggregated $7.5 million and $11.0 million respectively. The majority of the expenditures for the three months ended September 30, 2004 related to the construction of our new sleep center, research and development and office facilities at our Campus in Norwest Business Park in Sydney, Australia, acquisition of computer hardware and software and purchase of production tooling and equipment. The capital expenditures in the three months ended September 30, 2003 primarily related to the construction of our new manufacturing facility, acquisition of computer hardware and software and purchase of production tooling and equipment. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $154.1 million at September 30, 2004 compared to $147.3 million at June 30, 2004.

We may from time to time seek to retire our convertible subordinated notes through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, and our current or future contractual obligations, if any, that may directly or indirectly apply to such transactions. We did not repurchase any convertible subordinated notes during the three-month period ended September 30, 2004 or during the year ended June 30, 2004.

In April 2002, we acquired a 30-acre site at Norwest Business Park, located in the northwest of Sydney, Australia. The site was acquired to develop a campus to accommodate our global manufacturing operations and research and development group as well as a sleep center and administration functions. The first building, our manufacturing facility, was completed in May 2004. We expect to complete our new sleep center in the second half of calendar 2004 and to complete our new research and development and office facilities in the second half of calendar year 2006. We estimate that the additional building costs for the new sleep center, research and development and office facilities will be approximately $54 million.

On June 6, 2002, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding common stock. For the three month period ended September 30, 2004 and the year ended June 30, 2004, we repurchased 241,090 and 471,004 shares at a cost of $11.0 million and $19.0 million respectively. Since the inception of the share buyback program, we have repurchased 1,127,459 shares at a cost of $41.4 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

Details of contractual obligations at September 30, 2004 are as follows:

	Total		Payments Due by Period
In $000’s			Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$113,250		—	113,250	—	—
Operating Leases	12,667		5,043	6,438	1,156	30
Unconditional Purchase Obligations (1)	6,287	(1)	6,287	—	—	—

Total Contractual Cash Obligations	132,204		$11,330	119,688	1,156	30

(1)

The figure includes unconditional purchase obligations of $6.3 million relating to the construction of our sleep center, research and development and office facilities at Norwest, in Sydney, Australia.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Details of other commercial commitments at September 30, 2004 are as follows:

	Total Amounts Committed	Amount of Commitment Expiration Per Period
In $000’s		Less than 1 year	1-3 years	4-5 years	Over 5 years
Lines of Credit	$127	$127	$—	$—	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees*	1,173	—	134	—	1,039
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	$1,300	$127	$134	—	$1,039

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

We do not recognize revenues to the extent that we offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims, nor do we recognize revenues if we offer variable sale prices for subsequent events or activities. As part of our sales processes we may provide upfront discounts for large orders, one time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. The costs of all such programs are recorded as an adjustment to revenue. In our domestic sales activities we use a number of manufacturer representatives to sell our products. These representatives are paid a direct commission on sales and act as an integral component of our domestic sales force. We do not sell our products to these representatives, and do not recognize revenue on such shipments. Our products are predominantly therapy-based equipment and require no installation. As such, we have no significant installation obligations.

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

The table below provides information (in U.S. dollars equivalents) on our foreign-currency-denominated financial assets by legal entity functional currency as of September 30, 2004 (in thousands):

	Foreign Currency Financial Assets
	Aust Dollar	US Dollar	Euro	Great Britain Pound	Singapore Dollar	New Zealand Dollar	Swedish Krona	Swiss Franc	Japanese Yen
AUD Functional
Currency Entities:
Assets	—	$38,614	$11,780	$4,382	$896	$829	$334	$151	$—
Liability	—	(10,357)	(396)	(8,478)	—	(12)	—	(4)	(185)

Net Total	—	28,257	11,384	(4,096)	896	817	334	147	(185)

USD Functional
Currency Entities:
Assets	$21,785	—	—	—	—	—	—	—	—
Liability	—	—	—	—	—	—	—	—	—

Net Total	$21,785	—	—	—	—	—	—	—	—

Euro Functional
Currency Entities:
Assets	$4,272	—	—	—	—	—	—	—
Liability	(6)	(49)	—	—	—	—	—	(827)	—

Net Total	$4,266	($49)	—	—	—	—	—	($827)

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at September 30, 2004. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

				Fair Value Assets /(Liabilities)
(In thousands except exchange rates) Foreign Exchange Call Options	FY 2005	FY 2006	Total	Sep 30, 2004	Jun 30, 2004
Receive AUD/Pay USD
Option amount	$45,000	$66,000	$111,000	$2,245	$2,026
Ave. contractual exchange rate	AUD 1 = USD 0.705	AUD1 = USD 0.747	AUD 1 = USD 0.729

Receive AUD/Pay Euro
Option amount	$11,185	$14,914	$26,099	$395	$552
Ave. contractual exchange rate	AUD 1 = Euro 0.58	AUD 1 = Euro 0.60	AUD 1 = Euro 0.591

Total				$2,640	$2,578

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our investments.

At September 30, 2004, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We maintain a short-term investment portfolio containing financial instruments of which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

A hypothetical 100 basis point change in interest rates during the three months ended September 30, 2004, would have resulted in approximately $0.2 million change in pretax income. In addition, the value of our marketable securities would change by less than $0.1 million following a hypothetical 100 basis point change in interest rates. We do not use derivative financial instruments in our investment portfolio.

Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to our management. The words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future” and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified below and elsewhere in this report. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

If we fail to integrate our acquisitions with our operations, our business could suffer. The integration of our acquired operations requires significant efforts from our company and the acquired entity, for several years after each acquisition. Although we acquired our MAP subsidiary in February 2001, our Labhardt subsidiary in November 2001, and our Servo Magnetics subsidiary in May 2002, we continue to adjust our business strategies, equipment, and personnel to achieve maximum efficiencies and success. For example, during the first quarter of fiscal year 2005, we began combining the business operations in Germany of MAP and our ResMed subsidiary in Germany. We expect to continue that process during the balance of fiscal year 2005. If we are not able to successfully integrate the operations of our acquired entities, we may not fully realize the anticipated benefits of the acquisitions.

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

As we continue to develop new products, those products will generally not qualify for reimbursement, if at all, until they are approved for marketing. In the United States, we sell our products primarily to home health care dealers and to sleep clinics. Although we sell some products directly to agencies of the US Government, we do not file claims and bill governmental programs and other third party payers directly for reimbursement for the sale of our products to patients. However, we are still subject to laws and regulations relating to governmental reimbursement programs, particularly Medicaid and Medicare.

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

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

In addition to reimbursement for our products, our customers depend in part on reimbursement by government and private health insurers for other products. During fiscal years 2004 and 2005, the U.S. Government proposed reductions in reimbursement rates for some of these other products. Such proposed reductions, if they occur, may have a material impact on our customers. Any material impact on our customers may indirectly affect our sales to those customers, or the collectibility of receivables we have from those customers.

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

Any new product introduction or existing product modification could be subjected to a lengthier, more rigorous FDA examination process. For example, in certain cases we may need to conduct clinical trials of a new product prior to submitting a 510(k) notice. Additionally, we may be required to obtain premarket approvals for our products. The requirements of these more rigorous processes could delay product introductions and increase the costs associated with FDA compliance. Marketing and sale of our products outside the United States are also subject to regulatory clearances and approvals, and if we fail to obtain these regulatory clearances and approvals, our sales could suffer.

We cannot assure you that any new products we develop will receive required regulatory clearances and approvals from U.S. or foreign regulatory agencies.

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

We are subject to tax audits by various tax authorities in many jurisdictions. From time to time we may be audited by the tax authorities of the many jurisdictions in which we operate and we were subject to tax audits in Germany during the three months ended September 30, 2004. The German tax audit remains ongoing and any further assessments resulting from this audit could result in material changes to our past or future taxable income, tax payable or deferred tax assets, and could require us to pay penalties and interest that could materially adversely affect our financial results.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION	Items 1-6

RESMED INC AND SUBSIDIARIES

Item 1	Legal Proceedings

Refer Note 10 to the Condensed Consolidated Financial Statements

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended September 30, 2004.

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs(1)
Opening balance at July 1, 2004	886,369	$34.34	886,369	3,113,631
July 2004	Nil	—	—	—
August 2004	241,090	$45.48	241,090	(241,090)
September 2004	Nil	—	—	—
Closing balance at September 30, 2004	1,127,459	$36.72	1,127,459	2,872,541

(1)

On June 6, 2002, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding common stock. For the three month period ended September 30, 2004 and the year ended June 30, 2004, we repurchased 241,090 and 471,004 shares at a cost of $11.0 million and $19.0 million respectively. Since the inception of the share buyback program, we have repurchased 1,127,459 shares at a cost of $41.4 million.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED November 5, 2004

ResMed Inc

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman and Chief Executive Officer

/s/ ADRIAN M. SMITH
Adrian M. Smith
Senior Vice President Finance and Chief Financial Officer