Form 10-Q
period 2004-12-31
RESMED INC
filed 2005-02-09
CIK 943819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

As of February 3, 2005, 34,244,231 shares of Common Stock ($0.004 par value) were outstanding. This number excludes 1,127,459 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2004 (unaudited) and June 30, 2004	3

	Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended December 31, 2004 and 2003 and the Six Months Ended December 31, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 2004 and 2003	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures About Market and Business Risk	29

Item 4	Controls and Procedures	38

Part II	Other Information

Item 1	Legal Proceedings	39

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3	Defaults Upon Senior Securities	39

Item 4	Submission of Matters to a Vote of Security Holders	39

Item 5	Other Information	40

Item 6	Exhibits	40

	Signatures	41

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$143,068	$128,907
Marketable securities available-for-sale (note 3)	21,976	12,021
Accounts receivable, net of allowance for doubtful accounts of $3,371 at December 31, 2004 and $3,197 at June 30, 2004	76,861	67,242
Inventories, net (note 4)	64,854	55,797
Deferred income taxes	9,238	7,041
Prepaid expenses and other current assets	7,249	6,821

Total current assets	323,246	277,829

Property, plant and equipment, net (note 6)	166,399	147,268

Patents, net of accumulated amortization of $6,434 at December 31, 2004 and $4,961 at June 30, 2004	5,856	4,814

Goodwill (note 7)	119,479	106,075
Other assets	9,511	8,173

Total non-current assets	301,245	266,330

Total assets	$624,491	$544,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,820	$18,574
Accrued expenses	28,134	22,591
Current portion of deferred revenue	11,337	8,759
Income taxes payable	14,895	8,470
Current portion of deferred profit on sale-leaseback	1,116	2,197

Total current liabilities	73,302	60,591

Non-current liabilities:
Deferred revenue	10,540	8,819
Convertible subordinated notes (note 8)	113,250	113,250

Total non-current liabilities	123,790	122,069

Total liabilities	197,092	182,660

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—

Series A Junior Participating Preferred Stock, $0.01 par value, 250,000 shares authorized; none issued	—	—

Common stock, $0.004 par value, 100,000,000 shares authorized; issued and outstanding 34,124,970 at December 31, 2004 and 33,858,272 at June 30, 2004 (excluding 1,127,459 and 886,369 shares held as Treasury Stock respectively)	136	135

Additional paid-in capital	143,051	132,875
Retained earnings	248,986	217,656
Treasury stock	(41,405)	(30,440)
Accumulated other comprehensive income (note 5 )	76,631	41,273

Total stockholders’ equity	427,399	361,499

Total liabilities and stockholders’ equity	$624,491	$544,159

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenue	$103,893	$82,292	$191,626	$155,170
Cost of sales	35,515	29,868	66,837	55,588

Gross profit	68,378	52,424	124,789	99,582

Operating expenses:
Selling, general and administrative	33,469	25,765	60,133	47,952
Research and development	7,842	6,766	14,661	12,783
Donation to research foundation	500	500	500	500
Restructuring expenses (note 9)	958	—	2,926	—

Total operating expenses	42,769	33,031	78,220	61,235

Income from operations	25,609	19,393	46,569	38,347

Other income (expense), net:
Interest income (expense), net	(159)	(368)	(480)	(762)
Other, net	679	1,883	710	1,231

Total other income (expense), net	520	1,515	230	469

Income before income taxes	26,129	20,908	46,799	38,816
Income taxes	(8,725)	(6,757)	(15,469)	(12,416)

Net income	$17,404	$14,151	$31,330	$26,400

Basic earnings per share	$0.51	$0.42	$0.92	$0.78
Diluted earnings per share (note 2 (j))	$0.49	$0.40	$0.89	$0.75

Basic shares outstanding (000’s)	34,012	33,663	33,951	33,658
Diluted shares outstanding (000’s)	37,102	35,044	37,115	35,069

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In US$ thousands)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$31,330	$26,400

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,245	8,221
Amortization of deferred borrowing costs	411	406
Provision for service warranties	678	103
Foreign currency options revaluation	(1,056)	(1,895)
Profit on sale and lease-back of building	(1,264)	(1,184)

Changes in operating assets and liabilities; net of effect of acquisitions:
Accounts receivable, net	(3,948)	(2,804)
Inventories	(6,440)	(5,184)
Prepaid expenses and other current assets	(185)	73
Accounts payable, accrued expenses and other liabilities	7,159	1,861

Net cash provided by operating activities	38,930	25,997

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,958)	(27,035)
Patent registration costs	(1,284)	(1,324)
Purchase of non-trading investments	(383)	(917)
Cash paid for acquisitions (note 11)	(5,828)	(184)
Purchases of marketable securities – available-for-sale	(144,616)	(37,908)
Proceeds from sale or maturity of marketable securities – available-for-sale	134,670	34,726

Net cash used in investing activities	(33,399)	(32,642)

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	10,177	11,639
Purchase of treasury stock	(10,965)	(19,025)

Net cash used in financing activities	(788)	(7,386)

Effect of exchange rate changes on cash	9,418	7,002

Net increase (decrease) in cash and cash equivalents	14,161	(7,029)

Cash and cash equivalents at beginning of period	128,907	114,491

Cash and cash equivalents at end of period	$143,068	$107,462

Supplemental disclosure of cash flow information:
Income taxes paid	$12,870	$10,757
Interest paid	2,265	2,265

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

The consolidated financial statements for the six months ended December 31, 2004 and 2003 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2004.

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

Cash equivalents include certificates of deposit, commercial paper, and other highly liquid investments and are stated at cost, which approximates market. Investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the consolidated statements of cash flows.

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

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, net income is adjusted for the after-tax amount of interest associated with convertible debt, and the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and convertible notes.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basic and diluted earnings per share for the periods ended December 31, 2004 and 2003 are calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Numerator:

Net Income	$17,404	$14,151	$31,330	$26,400

Adjustment for interest and deferred borrowing costs, net of income tax effect	821	—	1,642	—

Net Income, used in calculating diluted earnings per share	$18,225	$14,151	$32,972	$26,400

Denominator:

Basic weighted-average common shares outstanding	34,012	33,663	33,951	33,658

Effect of dilutive securities:

Stock options	1,221	1,381	1,295	1,411
Convertible subordinated notes	1,869	—	1,869	—

Diluted potential common shares	3,090	1,381	3,164	1,411

Diluted weighted-average shares	37,102	35,044	37,115	35,069

Basic earnings per share	$0.51	$0.42	$0.92	$0.78
Diluted earnings per share	$0.49	$0.40	$0.89	$0.75

Stock options of 67,000 and 1,017,000 for the three month periods ended December 31, 2004 and 2003 respectively, and stock options of 568,000 and 1,006,000 for the six month periods ended December 31, 2004 and 2003 respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(k)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, marketable securities available-for-sale, accounts receivable and accounts payable approximate their fair value because of their short-term nature. The estimated fair value of the Company’s long-term debt at December 31, 2004 approximates $119.5 million compared with the carrying value of $113.3 million. Foreign currency option contracts are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes.

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

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at December 31, 2004 and June 30, 2004 was $3.7 million and $2.0 million respectively, which represents the positive fair value of options held by us and are included in other assets on the consolidated balance sheet.

We held foreign currency option contracts with notional amounts totaling $132.4 million and $140.6 million at December 31, 2004 and June 30, 2004, respectively, to hedge foreign currency items. These contracts mature at various dates prior to July 2007.

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

At December 31, 2004 the investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities available-for-sale. These investments are diversified among high credit quality securities in accordance with our investment policy.

As at December 31, 2004, contractual maturities of marketable securities available-for-sale were (in thousands):

Due less than one year	$21,976
Due one to less than three years	—
Due more than three years	—

Total	$21,976

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

Changes in the liability for product warranty for the six months ended December 31, 2004 are as follows (in thousands):

Balance as at July 1, 2004	$1,557
Warranty accruals for the six months ended December 31, 2004	678
Warranty costs incurred for the six months ended December 31, 2004	(242)

Balance as at December 31, 2004	$1,993

PART I - FINANCIAL INFORMATION	Item 1

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

The aggregate carrying amount of our cost-method investments at December 31, 2004 were $5.3 million. At June 30, 2004, we performed our annual impairment analysis of the carrying value of these investments and determined that the fair value of the investments exceeded the carrying values and no unrealized losses existed.

(r)	Capitalized Software Production Costs

Software development costs have been capitalized and will be amortized to the cost of product revenues over the estimated economic lives (generally three to five years) of the products that include such software. Total net capitalized software production costs were $0.9 million and $1.2 million at December 31, 2004 and June 30, 2004 respectively.

(s)	Stock-based Employee Compensation

We have granted stock options to personnel, including officers and directors, under both our 1995 Option Plan and our 1997 Equity Participation Plan (collectively the “Plans”). These options have expiration dates of ten years from the date of grant and vest over three or four years. We granted these options with the exercise price equal to the market value as determined at the date of grant. We have also offered to our personnel, including officers and directors, the right to purchase shares of our common stock at a discount under our employee share purchase plan (‘ESPP’).

PART I - FINANCIAL INFORMATION	Item 1

ResMed Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(s)	Stock-based Employee Compensation (continued)

We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our equity plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the employee stock purchase plan). The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income, as reported	$17,404	$14,151	$31,330	$26,400
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	(1,850)	(1,586)	(3,493)	(3,151)

Pro forma net income	$15,554	$12,565	$27,837	$23,249

Earnings per share:
Basic - as reported	$0.51	$0.42	$0.92	$0.78
Basic - pro forma	$0.46	$0.37	$0.82	$0.69

Diluted - as reported (note 2 (j))	$0.49	$0.40	$0.89	$0.75
Diluted - pro forma	$0.44	$0.36	$0.79	$0.66

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Stock Options

Weighted average risk-free interest rate	3.2%	2.4%	3.2%	2.4%
Dividend yield	—	—	—	—
Expected option life in years	3.5 – 4.2	4.0 – 4.2	3.5 – 4.2	4.0 – 4.2
Volatility	38%	60%	38%	60%

ESPP Purchase rights:

Weighted average risk-free interest rate	2.4%	—	2.1%	—
Dividend yield	—	—	—	—
Expected option life in years	6 months	—	6 months	—
Volatility	35%	—	35%	—

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(3)	Marketable Securities

The estimated fair value of marketable securities available for sale as of December 31, 2004 and June 30, 2004 are $22.0 million and $12.0 million respectively.

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(4)	Inventories

Inventories were comprised of the following at December 31, 2004 and June 30, 2004 (in thousands):

	December 31, 2004	June 30, 2004
Raw materials	$23,007	$15,277
Work in progress	2,222	2,254
Finished goods	39,625	38,266

	$64,854	$55,797

(5)	Comprehensive Income

Movements in comprehensive income for the six months ended December 31, 2004 are presented below (in thousands):

(in US$ 000’s)	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Accumulated Comprehensive Income (Loss)
Beginning balance, July 1, 2004	$41,267	$6	$41,273	$217,656	$258,929
Current period change	35,363	(5)	35,358	31,330	66,688

Ending balance, December 31, 2004	$76,630	$1	$76,631	$248,986	$325,617

The Company does not provide for US income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive income at December 31, 2004 and June 30, 2004 consisted of foreign currency translation adjustments with net credit balances of $76.6 million and $41.3 million, respectively and unrealized gains on securities with net credit balance of $1,000 (net of tax of $300) and $6,000 (net of tax of $2,000), respectively.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of December 31, 2004 and June 30, 2004 (in thousands):

	Dec 31, 2004	June 30, 2004
Machinery and equipment	$39,280	$33,605
Computer equipment	38,608	33,542
Furniture and fixtures	15,416	13,613
Vehicles	2,328	2,015
Clinical, demonstration and rental equipment	26,617	21,763
Leasehold improvements	3,067	1,346
Land	36,561	32,990
Buildings	77,113	68,249
Construction in Progress	2,995	475

	241,985	207,598

Accumulated depreciation and amortization	(75,586)	(60,330)

	$166,399	$147,268

(7)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended December 31, 2004, were as follows:

(In thousands)
Balance at June 30, 2004	$106,075
Goodwill on acquisition of the assets of Resprecare BV (our former Dutch distributor)	5,343
Foreign currency translation adjustments	8,061

Balance at December 31, 2004	$119,479

Other intangible assets amounted to $5.9 million (net of accumulated amortization of $6.4 million) and $4.8 million (net of accumulated amortization of $5.0 million) at December 31, 2004 and June 30, 2004, respectively. These intangible assets consist of patents and are amortized over the estimated useful life of the patent, generally five years. There are no expected residual values related to these intangible assets.

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

During the six months ended December 31, 2004, and during the year ended June 30, 2004, we did not repurchase any of our convertible subordinated notes.

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

As at December 31, 2004, we had convertible subordinated notes outstanding of $113.3 million.

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

Interest is paid on the notes on June 20 and December 20 of each year.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Restructuring Expenses

Restructuring expenses incurred during the three months and six months ended December 31, 2004 were $1.0 million ($0.6 million net of tax) and $2.9 million ($1.8 million net of tax), respectively. Restructuring expenses (predominantly one-time termination benefits) are associated with the Company’s decision to integrate the separate operations of ResMed Germany and MAP into a single operating unit. This will involve the relocation of our ResMed Germany operation (currently located in Moenchengladbach) to Munich and integration of the back office functions including customer service, logistics and administration. It will also involve integration of the sales and marketing teams. The total restructure expenses including the expenses recognized in the six months ended December 31, 2004, are estimated to be $4.5 million ($2.7 million net of tax). We expect to incur the balance of the restructure expenses over the course of the 2005 fiscal year.

Following is a summary of the restructuring liabilities related to the restructure and integration of the separate operations of ResMed Germany and MAP into a single operating unit, that were recorded during the six-months ended December 31, 2004 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at July 1, 2004	—	—	—
Restructuring expenses	$2,865	61	2,926
Cash payments	(1,267)	(43)	(1,310)

Balance at December 31, 2004	$1,598	18	1,616

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

During September and October 2004, the Company received tax assessment notices for the audit of one of its German subsidiaries by the German tax authorities for the years 1996 through 1998. Certain of these adjustments are being contested and appealed to the German tax authority office. We believe no additional provision is necessary for any tax adjustment that may result from the tax audit. However, the outcome of the audit cannot be predicted with certainty. Should any tax audit issues be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period of resolution.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(10)	Commitments and Contingencies, Continued

We have given guarantees totaling $1.3 million relating to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest Business Park, near Sydney, Australia, and to guarantees required by contracts with insurance companies transacting with our German subsidiaries.

(11)	Business Acquisitions

Six months ended December 31, 2004

On December 1, 2004 we acquired substantially all the assets of Resprecare BV, our Dutch distributor for consideration of $5.8 million in cash. Under the purchase agreement, we may also be required to make up to $1.4 million of additional future payments based on the achievement of certain performance milestones following the acquisition through to December 31, 2005, of which $0.6 million became payable at December 31, 2004, as a result of the successful achievement of a performance milestone. The acquisition has been accounted for as a purchase and accordingly, the results of operations of Resprecare have been included within our consolidated financial statements from December 1, 2004. An amount of $5.3 million, representing the excess of the purchase price over the fair value of preliminary identifiable net assets acquired of $1.1 million (comprising inventory and fixed assets), has currently been recorded as goodwill. We have engaged an independent third party to prepare a valuation of identifiable assets, including intangibles, associated with the Resprecare acquisition. As a result of this valuation, any value assigned to identifiable intangibles will be reclassified from goodwill and will be amortized over their estimated useful life. We expect to complete our review and allocation of the purchase price in the three-month period ending March 31, 2005.

Pro-forma financial information associated with the acquisition of Resprecare are not included as the effects would not be significant to the consolidated financial statements.

Fiscal year ended June 30, 2004

On July 2, 2003, we acquired the assets of Respro Medical Company Limited (“Respro”), our Hong Kong distributor for total consideration of $184,000 in cash. The acquisition has been accounted for as a purchase and accordingly, the results of operations of Respro has been included within our consolidated financial statements from July 2, 2003. An amount of $89,000, representing the excess of the purchase price over the fair value of net identifiable assets acquired of $95,000, has been recorded as goodwill.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of the results of the three-month and six-month periods ended December 31, 2004. It should be read together with the detail provided in the individual sections below.

We are a developer, manufacturer, and marketer of medical equipment for the diagnosis, treatment and management of sleep-disordered breathing. We offer a comprehensive range of product in over 60 countries. We derive our revenue primarily from the sale of medical devices and accessories to treat individuals who suffer from sleep-disordered breathing.

During the three-month and six-month periods ended December 31, 2004, our net revenue increased by 26% and 23%, respectively, and gross profit increased by 30% and 25%, respectively, when compared to the three-month and six-month periods ended December 31, 2003. These results were primarily driven by increasing unit sales of our products. Earnings per share for the three-month period ended December 31, 2004 increased to $0.49 per share, up from $0.40 per share in the December 2003 quarter. Earnings per share for the six-month period ended December 31, 2004 increased to $0.89 per share, up from $0.75 per share in the December 2003 quarter. We experienced a favorable product mix due to increased sales of higher margin products during the three-month and six-month periods ended December 31, 2004, and this resulted in improved gross margins compared to the prior year periods. For the three-month and six-month periods ended December 31, 2004, we recognized restructuring expenses of $2.9 million and $0.9 million respectively, associated with the integration of our German operations.

Net Revenue

Net revenue increased for the three months ended December 31, 2004 to $103.9 million from $82.3 million for the three months ended December 31, 2003, an increase of $21.6 million or 26%. For the six months ended December 31, 2004 net revenue increased to $191.6 million from $155.2 million for the six months ended December 31, 2003, an increase of $36.4 million or 23%. Both the three month and six month increases in net revenue are primarily attributable to an increase in unit sales of our flow generators and masks. Sales also benefited from an appreciation of international currencies against the U.S. dollar (increasing sales by approximately $3.7 million and $6.8 million for the three and six month periods respectively).

Net revenue in North and Latin America increased for the three months ended December 31, 2004 to $52.3 million from $41.1 million for the three months ended December 31, 2003, an increase of $11.2 million or 27%. For the six months ended December 31, 2004, North and Latin America net revenue increased to $97.9 million from $75.7 million for the six months ended December 31, 2003, an increase of $22.2 million or 29%. We believe this growth primarily reflects increased public and physician awareness of sleep-disordered breathing.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, Continued

Net revenue in international markets for the three months ended December 31, 2004 increased to $51.6 million from $41.2 million for the three months ended December 31, 2003, an increase of $10.4 million or 25%. For the six months ended December 31, 2004, net revenue in international markets increased to $93.7 million from $79.5 million for the six months ended December 31, 2003, an increase of $14.2 million or 18%. International sales growth for both the three-month and six-month periods ended December 31, 2004 reflect organic growth in the overall sleep-disordered breathing market and appreciation of international currencies against the U.S. dollar.

Revenue from sales of flow generators for the three months ended December 31, 2004 increased by 27% compared to the three months ended December 31, 2003 including increases of 21% in North and Latin America and 32% elsewhere. Revenue from sales of mask systems, motors and other accessories increased by 25% including increases of 32% in North and Latin America and 17% elsewhere, for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. These increases primarily reflect growth in the overall sleep-disordered breathing market and appreciation of international currencies against the U.S. dollar.

For the six months ended December 31, 2004, revenue from sales of flow generators increased by 20% compared to the six months ended December 31, 2003; 20% in North and Latin America and 19% internationally. Revenue from sales of mask systems, motors and other accessories increased by 27%; 37% in North and Latin America and 16% internationally, for the six months ended December 31, 2004 compared to the six months ended December 31, 2003. These increases primarily reflect growth in the overall sleep-disordered breathing market and appreciation of international currencies against the U.S. dollar.

Gross Profit

Gross profit increased for the three months ended December 31, 2004 to $68.4 million from $52.4 million for the three months ended December 31, 2003, an increase of $16.0 million or 30%. Gross profit as a percentage of net revenue for the three months ended December 31, 2004 was 66%, compared to 64% for the three months ended December 31, 2003, reflecting a more favorable product mix (due to increased sales of higher margin masks and new product introductions) partially offset by the impact of higher manufacturing costs in our Australian manufacturing facility resulting from a stronger Australian dollar against the U.S. dollar, as the majority of manufacturing labor and overhead costs are incurred in Australia.

For the six-months ended December 31, 2004 gross profit increased to $124.8 million from $99.6 million in the same period of fiscal 2003, an increase of $25.2 million or 25%. Gross profit as a percentage of net revenue for the six-months ended December 31, 2004 was 65% compared to 64% for the six months ended December 31, 2003. This also reflects a more favorable product mix (due to increased sales of higher margin masks and new product introductions) partially offset by higher manufacturing labor and overhead costs resulting from a stronger Australian dollar against the U.S. dollar, as the majority of manufacturing labor and overhead costs are incurred in Australia.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses, Continued

Selling, general and administrative expenses increased for the three months ended December 31, 2004 to $33.5 million from $25.8 million for the three months ended December 31, 2003, an increase of $7.7 million or 30%. As a percentage of net revenue, selling, general and administrative expenses for the three months ended December 31, 2004 was 32% compared to 31% for the three months ended December 31, 2003. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other expenses related to the increase in our sales. The increase in SG&A expenses was also attributable to appreciation of international currencies against the US dollar, which added approximately $1.4 million to our expenses as reported in U.S. dollars.

Selling, general and administrative expenses for the six months ended December 31, 2004 increased to $60.1 million from $48.0 million for the six months ended December 31, 2003, an increase of $12.1 million or 25%. As a percentage of net revenue selling, general and administration expenses of 31% for the six months ended December 31, 2004 was consistent with the six months ended December 31, 2003. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other expenses related to the increase in our sales. The increase in SG&A expenses was also attributable to appreciation of international currencies against the US dollar, which added approximately $2.6 million to our expenses as reported in U.S. dollars.

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2004 to $7.8 million from $6.8 million for the three months ended December 31, 2003, an increase of $1.0 million or 15%. As a percentage of net revenue, research and development expenses were 8% for the three-months ended December 31, 2004, consistent with the three months ended December 31, 2003. The increase in research and development expenses was due to increased salaries associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products. The increase also reflects an appreciation of the Australian dollar against the U.S. dollar, as the majority of research and development costs are incurred in Australian dollars. The appreciation of international currencies against the U.S. dollar added approximately $0.4 million to our research and development expenses as reported in U.S. dollars.

For the six-month period ended December 31, 2004 research and development expenses increased to $14.7 million from $12.8 million for the same period in fiscal 2003, an increase of $1.9 million or 15%. As a percentage of net revenue, research and development expenses were 8% for the six months ended December 31, 2004, consistent with the six-months ended December 31, 2003. The increase in research and development expenses was due to increased salary costs associated with an increase in personnel and increased charges for consulting fees, clinical trials and technical assessments incurred to facilitate development of new products. To a large extent, it also reflects an appreciation of the Australian dollar against the U.S. dollar, as the majority of research and development costs are incurred in Australian dollars. For the six months ended December 31, 2004, the appreciation of international currencies against the U.S. dollar added approximately $0.8 million to our research and development expenses as reported in U.S. dollars.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Donations to Foundations

In the three-month period ended December 31, 2004 we committed a donation of $0.5 million to the ResMed Foundations. The foundations were established to promote awareness of and research into the serious medical consequences of untreated sleep disordered breathing.

Restructuring Expenses

Restructuring expenses incurred during the three months ended December 31, 2004 were $1.0 million ($0.6 million net of tax) and consisted of restructuring charges associated with our decision to integrate the separate operations of ResMed Germany and MAP into a single operating unit. This will involve the relocation of our ResMed Germany operation (currently located in Moenchengladbach) to Munich and integration of the back office functions including customer service, logistics and administration. It will also involve integration of the sales and marketing teams. The total restructure expenses including the expenses recognized in the current quarter, are estimated at $4.5 million ($2.7 million net of tax). We expect to incur the balance of the restructure expenses over the course of fiscal year 2005.

Other Income (Expense), Net

Other income, net for the three months ended December 31, 2004 was $0.5 million compared to $1.5 million for the three months ended December 31, 2003. Other income, net primarily reflects gains on foreign exchange and interest income from cash and marketable securities, partially offset by interest expense associated with our convertible subordinated notes. The decrease in other income, net was predominantly attributable to lower foreign currency exchange gains.

Other income, net for the six months ended December 31, 2004 was $0.2 million compared to income of $0.5 million for the six months ended December 31, 2003. The decrease in other income was predominantly attributable to lower net foreign currency exchange gains.

Income Taxes

Our effective income tax rate for the three months ended December 31, 2004 was 33.4% compared to 32.3% for the three months ended December 31, 2003 and for the six-month period ended December 31, 2004 increased to 33.0% from 32.0% for the six-month period ended December 31, 2003. The higher tax rate was primarily attributable to the geographical mix of taxable income, partially offset by the tax benefit associated with our restructuring expenses. We continue to benefit from the Australian corporate tax rate of 30%, as we generate a majority of our taxable income in Australia.

PART I - FINANCIAL INFORMATION	Item 2

ResMed Inc. and Subsidiaries

Management Discussion and Analysis of Financial Condition and Results of Operations

Business Acquisitions

On December 1, 2004, we acquired substantially all the assets of Resprecare BV, our Dutch distributor for consideration of $5.8 million in cash. Under the purchase agreement, we may also be required to make up to $1.4 million of additional future payments based on the achievement of certain performance milestones following the acquisition through to December 31, 2005, of which $0.6 million became payable at December 31, 2004 as a result of the successful achievement of a performance milestone. The acquisition has been accounted for as a purchase and accordingly, the results of operations of Resprecare have been included within our consolidated financial statements from December 1, 2004. An amount of $5.3 million, representing the excess of the purchase price over the fair value of preliminary identifiable net assets acquired of $1.1 million (comprising inventory and fixed assets), has currently been recorded as goodwill. We have engaged an independent third party to prepare a valuation of identifiable assets, including intangibles, associated with the Resprecare acquisition. As a result of this valuation, any value assigned to identifiable intangibles will be reclassified from goodwill and will be amortized over their estimated useful life. We expect to complete our review and allocation of the purchase price in the three-month period ending March 31, 2005.

Pro-forma financial information associated with the acquisition of Resprecare are not included as the effects would not be significant to the consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2004 and June 30, 2004, we had cash and cash equivalents and marketable securities available-for-sale of approximately $165.0 million and $140.9 million, respectively. Working capital was approximately $249.9 million and $217.2 million at December 31, 2004 and June 30, 2004 respectively.

Inventories at December 31, 2004 increased by $8.0 million or 14% to $64.9 million compared to December 31, 2003 inventories of $56.9 million. The percentage increase in inventories was less than the 26% increase in revenues in the three-month period ended December 31, 2004 compared to the three-month period ended December 31, 2003. The lower inventory growth reflects improved inventory management throughout the group with the majority of inventory increases being in raw materials to accommodate our increasing production volumes. Accounts receivable at December 31, 2004 were $76.9 million, an increase of $18.7 million or 32% over the December 31, 2003 accounts balance of $58.2 million. Account receivable days outstanding were 66 days for the quarter ended December 31, 2004, compared to 63 days for the quarter ended December 31, 2003.

During the six-month period ended December 31, 2004, we generated cash of $38.9 million from operations, primarily as a result of increased profit partially offset by higher working capital, particularly in respect of inventories. During the six-month period ended December 31, 2003 approximately $26.0 million of cash was generated from operations.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Capital expenditures for the six months ended December 31, 2004 and 2003 aggregated $16.0 million and $27.0 million, respectively. The majority of the expenditures for the three months ended December 31, 2004 related to the construction of our new sleep center, research and development and office facilities at our Campus in Norwest Business Park in Sydney, Australia, acquisition of computer hardware and software and purchase of production tooling and equipment. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $166.4 million at December 31, 2004 compared to $147.3 million at June 30, 2004.

We may from time to time seek to retire our convertible subordinated notes through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, and our current or future contractual obligations, if any, that may directly or indirectly apply to such transactions. We did not repurchase any convertible subordinated notes during the six-month period ended December 31, 2004 or during the year ended June 30, 2004.

In April 2002, we acquired a 30-acre site at Norwest Business Park, located in the northwest of Sydney, Australia. The site was acquired to develop a campus to accommodate our global manufacturing operations and research and development group as well as a sleep center and administration functions. The first building, our manufacturing facility, was completed in May 2004. We expect to complete our new sleep center in the first half of calendar 2005 and to complete our new research and development and office facilities in the second half of calendar year 2006. We estimate that the additional building costs for the new sleep center, research and development and office facilities will be approximately $52 million.

On June 6, 2002, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding common stock. For the six-month period ended December 31, 2004, we repurchased 241,090 shares at a cost of $11.0 million. As at December 31, 2004, we have repurchased a total of 1,127,459 shares at a cost of $41.4 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

Details of contractual obligations at December 31, 2004 are as follows:

		Payments Due by Period
In $000’s	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$113,250	—	113,250	—	—
Operating Leases	11,853	3,595	7,063	1,195	—
Unconditional Purchase Obligations (1)	8,578	8,578	—	—	—

Total Contractual Cash Obligations	$133,681	12,173	120,313	1,195	—

(1)	The figure includes unconditional purchase obligations of $8.6 million relating to the construction of our sleep center, research and development and office facilities at Norwest, in Sydney, Australia.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Details of other commercial commitments at December 31, 2004 are as follows:

In $000’s	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1-3 years	4-5 years	Over 5 years
Lines of Credit	$139	139	—	—	—
Standby Letters of Credit	—	—	—	—	—
Guarantees*	1,275		214		1,061
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	$1,414	$139	$214	—	$1,061

*	The above guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised statement of Financial Accounting Statement (“SFAS”) 123, Accounting for Stock-based compensation. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We are required to adopt revised SFAS 123 at the beginning of the first interim period beginning after June 15, 2005. We are currently evaluating the impact of this statement.

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

The table below provides information in U.S. dollar equivalents on our foreign-currency denominated financial assets by legal entity functional currency as at December 31, 2004 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar	US Dollar	Euro	Great Britain Pound	Singapore Dollar	New Zealand Dollar	Swedish Krona	Swiss Franc	Japanese Yen
AUD Functional Currency Entities:
Assets	—	$54,458	$19,504	$7,844	$968	$755	$1,061	$895	$—

Liability	—	(11,977)	(392)	(11,835)	—	(12)	—	(4)	(200)

Net Total		$42,481	$19,112	$(3,991)	$968	$743	$1,061	$891	$(200)

USD Functional Currency Entities:

Assets	$23,721	—	$4,540	—	—		—	—	—
Liability	—	—	—	—	—	—	—	—	—

Net Total	$23,721	—	$4,540	—	—	—	—	—	—

Euro Functional Currency Entities:
Assets	$4,652	—	—	—	—	—	—	—	—
Liability	—	(181)	—	(1)	—	—	—	(1,136)	—

Net Total	$4,652	$(181)	—	$(1)	—	—	—	$(1,136)	—

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at December 31, 2004. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)

Foreign Exchange Call Options	FY 2005	FY 2006	FY 2007	Total	Dec 31, 2004	Jun 30, 2004
Receive AUD/Pay USD
Option amount	$30,000	$66,000	$12,000	$108,000	$3,511	$2,026
Ave. contractual exchange rate	AUD 1 = USD 0.705	AUD1 = USD 0.747	AUD1= USD 0.77	AUD 1 = USD 0.737

Receive AUD/Pay Euro
Option amount	$8,132	$16,264	—	$24,396	$235	$552
Ave. contractual exchange rate	AUD 1 = Euro 0.58	AUD 1 = Euro 0.60		AUD 1 = Euro 0.593

Total					$3,746	$2,578

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our investments.

At December 31, 2004, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We maintain a short-term investment portfolio containing financial instruments of which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

A hypothetical 100 basis point change in interest rates during the six months ended December 31, 2004, would have resulted in approximately $0.4 million change in pretax income. In addition, the value of our marketable securities would change by less than $0.2 million following a hypothetical 100 basis point change in interest rates. We do not use derivative financial instruments in our investment portfolio.

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

We have limited resources to market to the more than 2,500 U.S. sleep clinics and the more than 4,000 home health care dealer branch locations, most of which use, sell or recommend several brands of products. In addition, home health care dealers have experienced price pressures as government and third-party reimbursement have declined for home care products, and home health care dealers are requiring price discounts and longer periods of time to pay for products purchased from us. Sleep clinic physicians may not continue to prescribe our products, and home health care dealers or patients may substitute competing products when a prescription specifying our products has been written.

We have expanded our marketing activities to target the population with a predisposition to sleep- disordered breathing as well as primary care physicians and various medical specialists. These marketing efforts may not be successful in increasing awareness of our products.

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

We are subject to tax audits by various tax authorities in many jurisdictions. From time to time we may be audited by the tax authorities of the many jurisdictions in which we operate and we were subject to tax audits in Germany during the six months ended December 31, 2004. The German tax audit remains ongoing and any further assessments resulting from this audit could result in material changes to our past or future taxable income, tax payable or deferred tax assets, and could require us to pay penalties and interest that could materially adversely affect our financial results.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

Refer Note 10 to the Condensed Consolidated Financial Statements

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the six months ended December 31, 2004.

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs(1)
Opening balance at July 1, 2004	886,369	$34.34	886,369	3,113,631
July 2004	Nil	—	—	—
August 2004	241,090	$45.48	241,090	(241,090)
September 2004	Nil	—	—	—
October 2004	Nil	—	—	—
November 2004	Nil	—	—	—
December 2004	Nil	—	—	—

Closing balance at December 31, 2004	1,127,459	$36.72	1,127,459	2,872,541

(1)	On June 6, 2002, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding common stock. For the three month period ended September 30, 2004 and the year ended June 30, 2004, we repurchased 241,090 and 471,004 shares at a cost of $11.0 million and $19.0 million respectively. Since the inception of the share buyback program, we have repurchased 1,127,459 shares at a cost of $41.4 million.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on November 18, 2004. The holders of 28,840,365 shares of the Company’s stock (approximately 83% of the outstanding shares) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (1) to elect two directors to serve for a three-year term, and (2) to ratify the selection of auditors of the Company for the fiscal year ending June 30, 2005.

(1)	Michael A. Quinn and Christopher Bartlett, nominated by the Company’s Board of Directors, were elected to serve until 2007. There were no other nominees. Shares were voted as follows:

Name	For	Withholding Vote For
Michael A. Quinn	28,246,683	593,682
Christopher Bartlett	28,628,141	212,224

(2)	The selection of KPMG LLP as independent public accountants for the 2005 fiscal year was ratified: affirmative votes, 28,231,002 shares; negative votes 593,891.

PART II - OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 5	Other Information

None.

Item 6	Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED February 8, 2005

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman and Chief Executive Officer

/s/ ADRIAN M. SMITH
Adrian M. Smith
Senior Vice President Finance and Chief Financial Officer