Form 10-Q
period 2005-03-31
RESMED INC
filed 2005-05-10
CIK 943819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 2, 2005, there were 34,905,254 shares of Common Stock ($0.004 par value) outstanding. This number excludes 1,127,459 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

INDEX

		Page
Part I	Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2005 and June 30, 2004	3

	Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2005 and 2004 and the Nine Months ended March 31, 2005 and 2004	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended March 31, 2005 and 2004	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk and Business Risk	33

Item 4	Controls and Procedures	43

Part II	Other Information

Item 1	Legal Proceedings	44

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3	Defaults Upon Senior Securities	44

Item 4	Submission of Matters to a Vote of Security Holders	44

Item 5	Other Information	44

Item 6	Exhibits	44

	Signatures	45

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in US$ thousands, except share data)

(Unaudited)

	March 31, 2005	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$136,700	$128,907
Marketable securities – available-for-sale (note 3)	37,949	12,021
Accounts receivable, net of allowance for doubtful accounts of $2,880 at March 31, 2005 and $3,197 at June 30, 2004	89,109	67,242
Inventories (note 4)	75,459	55,797
Deferred income taxes	15,859	7,041
Prepaid expenses and other current assets	8,421	6,821

Total current assets	363,497	277,829

Property, plant and equipment, net (note 6)	170,013	147,268
Patents and other intangible assets (note 7)	10,024	4,814
Goodwill (note 8)	121,166	106,075
Other assets	9,602	8,173

Total non-current assets	310,805	266,330

Total assets	$674,302	$544,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,261	$18,574
Accrued expenses	31,294	22,591
Current portion of deferred revenue	11,730	8,759
Income taxes payable	19,459	8,470
Deferred profit on sale-leaseback	442	2,197

Total current liabilities	86,186	60,591

Non-current liabilities:
Deferred revenue	10,863	8,819
Convertible subordinated notes (note 9)	113,250	113,250

Total non-current liabilities	124,113	122,069

Total Liabilities	210,299	182,660

Stockholders’ Equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares authorized; none issued	—	—
Common Stock, $0.004 par value, 100,000,000 shares authorized; issued and outstanding 34,771,863 at March 31, 2005 and 33,858,272 at June 30, 2004 (excluding 1,127,459 and 886,369 shares held as Treasury Stock respectively)	139	135
Additional paid-in capital	170,867	132,875
Retained earnings	266,863	217,656
Treasury stock	(41,405)	(30,440)
Accumulated other comprehensive income (note 5)	67,539	41,273

Total stockholders’ equity	464,003	361,499

Total liabilities and stockholders’ equity	$674,302	$544,159

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(in US$ thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net revenue	$108,454	$91,277	$300,080	$246,447
Cost of sales	38,159	33,727	104,996	89,315

Gross profit	70,295	57,550	195,084	157,132

Operating expenses:
Selling, general and administrative	34,449	28,201	94,582	76,153
Research and development	7,240	6,858	21,901	19,641
Donation to research foundation	—	—	500	500
Restructuring expenses (note 10)	1,579	—	4,505	—

Total operating expenses	43,268	35,059	121,488	96,294

Income from operations	27,027	22,491	73,596	60,838

Other income (expense), net:
Interest income (expense), net	9	(437)	(471)	(1,199)
Other, net	(340)	211	370	1,442

Total other income (expense), net	(331)	(226)	(101)	243

Income before income taxes	26,696	22,265	73,495	61,081
Income taxes	(8,819)	(7,236)	(24,288)	(19,652)

Net income	$17,877	$15,029	$49,207	$41,429

Basic earnings per share	$0.52	$0.45	$1.44	$1.23
Diluted earnings per share (note 2-j)	$0.50	$0.43	$1.38	$1.18

Basic shares outstanding (000’s)	34,482	33,639	34,127	33,651
Diluted shares outstanding (000’s)	37,745	35,055	37,324	35,063

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in US$ thousands)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$49,207	$41,429
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,526	12,773
Amortization of deferred borrowing costs	616	599
Foreign currency options revaluations	(371)	(1,704)
Profit on sale and lease-back of building	(1,932)	(1,840)
Changes in operating assets and liabilities; net of effect of acquisitions:
Accounts receivable, net	(16,488)	(9,239)
Inventories	(14,367)	(5,939)
Other operating assets and liabilities	13,605	17,129

Net cash provided by operating activities	49,796	53,208

Cash flows from investing activities:
Purchases of property, plant and equipment	(26,153)	(45,999)
Patent registration costs	(2,072)	(1,704)
Purchase of non-trading investments	(1,400)	(1,381)
Acquisition of businesses, net of cash acquired of $2,450 (note 12)	(14,504)	(184)
Purchases of marketable securities-available-for-sale	(335,647)	(55,633)
Proceeds from sale or maturity of marketable securities – available-for-sale	309,725	49,215

Net cash used in investing activities	(70,051)	(55,686)

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	31,900	14,932
Purchase of treasury stock	(10,965)	(19,025)

Net cash provided by (used in) financing activities	20,935	(4,093)

Effect of exchange rate changes on cash	7,113	6,648

Net increase in cash and cash equivalents	7,793	77
Cash and cash equivalents at beginning of period	128,907	114,491

Cash and cash equivalents at end of period	$136,700	$114,568

Supplemental disclosure of cash flow information:
Income taxes paid	$20,016	$9,636
Interest paid	2,265	2,265

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

The consolidated financial statements for the nine months ended March 31, 2005 and 2004 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2004.

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

(f)	Patents and Intangibles

The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded, the unamortized costs are written off immediately.

Other intangible assets acquired have been recorded at fair value and are amortized over their estimated useful life, generally seven years.

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

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(j)	Earnings Per Share (continued)

Basic and diluted earnings per share for the periods ended March 31, 2005 and 2004 are calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Numerator:
Net Income	$17,877	$15,029	$49,207	$41,429
Adjustment for interest and deferred borrowing costs, net of income tax effect	821	—	2,464	—

Net Income, used in calculating diluted earnings per share	$18,698	$15,029	$51,671	$41,429
Denominator:
Basic weighted-average common shares outstanding	34,482	33,639	34,127	33,651
Effect of dilutive securities:
Stock options	1,394	1,416	1,328	1,412
Convertible subordinated notes	1,869	—	1,869	—

Diluted potential common shares	3,263	1,416	3,197	1,412

Diluted weighted average shares	37,745	35,055	37,324	35,063

Basic earnings per share	$0.52	$0.45	$1.44	$1.23
Diluted earnings per share	$0.50	$0.43	$1.38	$1.18

Stock options of 3,000 and 926,000 for the three month periods ended March 31, 2005 and 2004 respectively, and stock options of 380,000 and 979,000 for the nine month periods ended March 31, 2005 and 2004 respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(k)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, marketable securities available-for-sale, accounts receivable and accounts payable approximate their fair value because of their short-term nature. The estimated fair value of the Company’s long-term debt at March 31, 2005 approximates $122.5 million compared with the carrying value of $113.3 million. Foreign currency option contracts are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes.

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

Our foreign currency derivatives portfolio represents a cash flow hedge program against the net cash flow of our international manufacturing operations. We have determined our hedge program to be a non-effective hedge as defined under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. The foreign currency derivatives portfolio is recorded in the condensed consolidated balance sheet at fair value and included in other assets or other liabilities.

All movements in the fair value of the foreign currency derivatives are recorded within other income, net on our consolidated statements of income.

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at March 31, 2005 and June 30, 2004 was $3.2 million and $2.0 million respectively, which represents the positive fair value of options held by us and are included in other assets on the consolidated balance sheet.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(l)	Foreign Exchange Risk Management (continued)

We held foreign currency option contracts with notional amounts totaling $124.4 million and $140.6 million at March 31, 2005 and June 30, 2004, respectively, to hedge foreign currency items. These contracts mature at various dates prior to July 2007.

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

At March 31, 2005 and June 30, 2004, the investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with our investment policy and are principally comprised of corporate obligations.

As at March 31, 2005, contractual maturities of marketable securities-available-for-sale were (in thousands):

Due less than one year	$37,949
Due one to less than three years	—
Due more than three years	—

Total	$37,949

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. The liability for warranty costs are included in accrued expenses in our condensed consolidated balance sheet.

Changes in the liability for product warranty for the nine months ended March 31, 2005 are as follows (in thousands):

Balance as at June 30, 2004	$1,557
Warranty accruals for the nine months ended March 31, 2005	509
Warranty costs incurred for the nine months ended March 31, 2005	(299)
Foreign currency translation adjustments	154

Balance as at March 31, 2005	$1,921

(p)	Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(q)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at March 31, 2005 were $6.2 million and are included in other assets in our condensed consolidated balance sheet. At June 30, 2004, we performed our annual impairment analysis of the carrying value of these investments and determined that the fair value of the investments exceeded the carrying values and no unrealized losses existed.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$17,877	$15,029	$49,207	$41,429
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	3,204	3,008	6,697	6,603

Pro forma net income	$14,673	$12,021	$42,510	$34,826
Adjustment for interest and deferred borrowing costs, net of income tax	821	—	2,464	—

Proforma net income used in calculating diluted earnings per share	$15,494	$12,021	$44,974	$34,826
Earnings per share:

Basic - as reported	$0.52	$0.45	$1.44	$1.23
Basic - pro forma	$0.43	$0.36	$1.25	$1.03

Diluted - as reported	$0.50	$0.43	$1.38	$1.18
Diluted - pro forma	$0.41	$0.34	$1.20	$0.99

PART I - FINANCIAL INFORMATION	Item 1

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

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Stock Options

Weighted average risk-free interest rate	4.2%	3.0%	4.2%	3.0%
Dividend yield		—		—
Expected option life in years	4.0-4.6	3.5 – 4.2	4.0-4.6	3.5 – 4.2
Volatility	34%	43%	34%	43%

ESPP Purchase rights:

Weighted average risk-free interest rate	2.4%	—	2.1%	—
Dividend yield	—	—	—	—
Expected option life in years	6 months	—	6 months	—
Volatility	35%	—	35%	—

(3)	Marketable Securities

The estimated fair value of marketable securities available for sale as of March 31, 2005 and June 30, 2004 are $37.9 million and $12.0 million respectively.

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(4)	Inventories

Inventories were comprised of the following at March 31, 2005 and June 30, 2004 (in thousands):

	March 31, 2005	June 30, 2004
Raw materials	$25,510	$15,277
Work in progress	3,042	2,254
Finished goods	46,907	38,266

	$75,459	$55,797

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net income	$17,877	$15,029	$49,207	$41,429
Foreign currency translation gains/(losses)	(9,089)	1,333	26,267	28,555
Unrealized gains/(losses) on marketable securities	(3)	—	(1)	2

Comprehensive income	$8,785	$16,362	$75,473	$69,986

(6)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of March 31, 2005 and June 30, 2004 (in thousands):

	March 31, 2005	June 30, 2004
Machinery and equipment	$41,431	$33,605
Computer equipment	41,436	33,542
Furniture and fixtures	17,476	13,613
Vehicles	2,400	2,015
Clinical, demonstration and rental equipment	30,007	21,763
Leasehold improvements	3,440	1,346
Land	36,244	32,990
Buildings	76,344	68,249
Construction in Progress	5,643	475

	254,421	207,598
Accumulated depreciation and amortization	(84,408)	(60,330)

	$170,013	$147,268

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(7)	Patents and Other Intangible assets

Patents and other intangibles is comprised of the following as of March 31, 2005 and June 30, 2004 (in thousands):

	March 31, 2005	June 30, 2004
Customer relationships	$4,295	$—
Accumulated amortization	(127)	—

Customer relationships, net of accumulated amortization	4,168	—

Patents	12,794	9,775
Accumulated amortization	(6,938)	(4,961)

Patents, net of accumulated amortization	5,856	4,814

Patents and other intangibles, net of accumulated amortization	$10,024	$4,814

Intangible assets consist of patents and customer relationships and are amortized over the estimated useful life of the assets, generally between five and seven years. There are no expected residual values related to these intangible assets.

(8)	Goodwill

Changes in the carrying amount of goodwill for the nine months ended March 31, 2005, were as follows (in thousands):

Balance at June 30, 2004	$106,075
Goodwill on acquisition of Hoefner (note 12)	7,096
Goodwill on acquisition of the assets of Resprecare BV (note 12)	3,652
Foreign currency translation adjustments	4,343

Balance at March 31, 2005	$121,166

(9)	Long-Term Debt

On June 20, 2001, we issued $150.0 million of 4% convertible subordinated notes that are due to mature on June 20, 2006. On July 3, 2001, we received an additional $30.0 million in over allotments. This increased the total amount of convertible subordinated notes issued to $180.0 million.

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

As at March 31, 2005, we had convertible subordinated notes outstanding of $113.3 million.

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

Interest is paid on the notes on June 20 and December 20 of each year.

(10)	Restructuring Expenses

Restructuring expenses incurred during the three months and nine months ended March 31, 2005 were $1.6 million ($1.0 million net of tax) and $4.5 million ($2.8 million net of tax), respectively. Restructuring expenses (predominantly one-time termination benefits) are associated with the integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have completed the relocation of our ResMed Germany operation (previously located in Moenchengladbach) to Munich and integration of the back office functions including customer service, logistics and administration. The total restructuring expenses including the expenses recognized in the nine months ended March 31, 2005, are estimated to be $5.0 million ($3.2 million net of tax). We expect to incur most of the restructuring expenses over the remainder of the 2005 fiscal year.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(10)	Restructuring Expenses, Continued

Following is a summary of the restructuring liabilities related to the restructure and integration of the separate operations of ResMed Germany and MAP into a single operating unit, that were recorded during the nine-months ended March 31, 2005 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at June 30, 2004	$—	$—	$—
Restructuring expenses	4,157	348	4,505
Cash payments	(3,966)	(144)	(4,110)

Balance at March 31, 2005	$191	$204	$395

Restructuring expenses incurred are recorded in the consolidated statement of income as restructuring expenses.

(11)	Commitments and Contingencies

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

We have given guarantees totaling $1.1 million relating to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest Business Park, near Sydney, Australia, and to guarantees required by contracts with insurance companies transacting with our German subsidiaries.

We have unconditional purchase obligations totaling $47.2 million predominantly relating to the construction of our office facilities at Norwest Business Park, near Sydney, Australia.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(12)	Business Acquisitions

Nine months ended March 31, 2005

On February 14, 2005 we acquired 100% of the outstanding stock of Hoefner Medizintechnick GmbH (“Hoefner”), for net cash consideration of $8.1 million. This was comprised of the $10.5 million purchase price less $2.4 million of cash acquired. Under the purchase agreement, we may also be required to make additional future payments of up to $0.9 million based on the achievement of certain performance milestones following the acquisition through December 31, 2006. Hoefner is a Germany based company that distributes medical equipment and associated services for the treatment of sleep and respiratory patients. The acquisition has been accounted for as a purchase and accordingly, the results of operations of Hoefner have been included within our consolidated financial statements from February 14, 2005. An amount of $7.1 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $3.4 million, has been recorded as goodwill. An amount of $2.6 million representing management’s preliminary estimate of intangible assets (customer relationships) has currently been recorded in our consolidated financial statements. We have engaged an independent third party to prepare a valuation of identifiable assets, including intangibles, associated with the Hoefner acquisition. As a result of this valuation, assigned values may be reclassified. We expect to complete our review and allocation of the purchase price in the three-month period ending June 30, 2005.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed from Hoefner at the date of acquisition (in thousands):

At February 14, 2005
Cash	$2,450
Accounts receivable	1,684
Inventory	2,423
Other assets	276
Property, plant & equipment	1,831
Intangibles	2,637
Goodwill	7,096

Total assets acquired	$18,397

Current liabilities, primarily consisting of accounts payable, accrued expenses, taxes payable and deferred revenue	7,853

Net assets acquired	$10,544

On December 1, 2004 we acquired substantially all the assets of Resprecare BV, our Dutch distributor for consideration of $5.8 million in cash. Under the purchase agreement, we may also be required to make up to $1.4 million of additional future payments based on the achievement of certain performance milestones following the acquisition through December 31, 2005, of which $0.6 million was paid in January 2005 as a result of the successful achievement of a performance milestone. The acquisition has been accounted for as a purchase and accordingly, the results of operations of Resprecare have been included within our consolidated financial statements from December 1, 2004. An amount of $3.6 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $2.8 million (comprising inventory and fixed assets), has been recorded as goodwill. An independent third party has completed a valuation of identifiable intangible assets associated with the Resprecare acquisition. As a result of this valuation, $1.7 million that was preliminarily allocated to goodwill has been recorded as a customer relationship intangible asset and is being amortized over its estimated useful life of seven years.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(12)	Business Acquisitions, Continued

Pro-forma financial information associated with the acquisition of Resprecare and Hoefner are not included as the effects would not be significant to the consolidated financial statements.

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

(13)	Subsequent Event

On May 5, 2005, we entered into a definitive agreement to acquire Saime SA, a leading developer and distributor of ventilation products in France and Germany. We have agreed to acquire Financiere ACE SAS, the holding company for Saime SA and its affiliates, for approximately $112 million. We expect to finance the acquisition with a combination of existing cash reserves and debt. We expect the acquisition to close in May 2005.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of the results of the three-month and nine-month periods ended March 31, 2005. It should be read together with the detail provided in the individual sections below.

We are a developer, manufacturer, and marketer of medical equipment for the diagnosis, treatment and management of sleep-disordered breathing. We offer a comprehensive range of products in over 60 countries. We derive our revenue primarily from the sale of medical devices and accessories to treat individuals who suffer from sleep-disordered breathing.

During the three-month and nine-month periods ended March 31, 2005, our net revenue increased by 19% and 22%, respectively, and gross profit increased by 22% and 24%, respectively, when compared to the three-month and nine-month periods ended March 31, 2004. These results were primarily driven by increasing unit sales of our products. Diluted earnings per share for the three-month period ended March 31, 2005 increased to $0.50 per share, up from $0.43 per share in the March 2004 quarter. Diluted earnings per share for the nine-month period ended March 31, 2005 increased to $1.38 per share, up from $1.18 per share for the nine-month period ended March 31, 2004. We experienced a favorable product mix due to increased sales of higher margin products during the three-month and nine-month periods ended March 31, 2005, and this resulted in improved gross margins compared to the prior year periods. For the three-month and nine-month periods ended March 31, 2005, we recognized restructuring expenses of $1.6 million and $4.5 million respectively, associated with the integration of our German operations.

Net Revenue

Net revenue increased for the three months ended March 31, 2005 to $108.5 million from $91.3 million for the three months ended March 31, 2004, an increase of $17.2 million or 19%. For the nine months ended March 31, 2005 net revenue increased to $300.1 million from $246.4 million for the nine months ended March 31, 2004, an increase of $53.7 million or 22%. Both the three-month and nine-month increases in net revenue are primarily attributable to an increase in unit sales of our flow generators and masks. Sales also benefited from an appreciation of international currencies against the U.S. dollar which increased sales by approximately $1.9 million and $8.7 million for the three and nine-month periods ended March 31, 2005, respectively.

Net revenue in North and Latin America increased for the three months ended March 31, 2005 to $57.9 million from $45.0 million for the three months ended March 31, 2004, an increase of $12.9 million or 29%. For the nine months ended March 31, 2005, North and Latin America net revenue increased to $155.9 million from $120.8 million during the nine months ended March 31, 2004, an increase of $35.1 million or 29%. We believe this growth primarily reflects increased public and physician awareness of sleep-disordered breathing, strong customer focus and recent product introductions, particularly in our masks offerings.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, Continued

Net revenue in international markets for the three months ended March 31, 2005 increased to $50.5 million from $46.2 million for the three months ended March 31, 2004, an increase of $4.3 million or 9%. International sales growth in the three months ended March 31, 2005 was offset by weaker sales in Germany. Results in Germany were negatively impacted by the integration of our German operations, which has caused delays in processing of prescriptions and therefore sales. Excluding Germany and the impact of acquisitions of Resprecare and Hoefner, international sales increased 16% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. For the nine months ended March 31, 2005, net revenue in international markets increased to $144.2 million from $125.7 million for the nine months ended March 31, 2004, an increase of $18.5 million or 15%. International sales growth for both the three-month and nine-month periods ended March 31, 2005 reflect growth in the overall sleep-disordered breathing market, appreciation of international currencies against the U.S. dollar, incremental sales from the acquisition of Resprecare and Hoefner, partially offset by weaker sales in Germany in the March quarter of 2005.

Revenue from sales of flow generators for the three months ended March 31, 2005 increased by 16% compared to the three months ended March 31, 2004 including increases of 21% in North and Latin America and 12% elsewhere. Revenue from sales of mask systems, motors and other accessories increased by 22% including increases of 34% in North and Latin America and 6% elsewhere, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. These increases primarily reflect growth in the overall sleep-disordered breathing market.

For the nine months ended March 31, 2005, revenue from sales of flow generators increased by 18% compared to the nine months ended March 31, 2004; 20% in North and Latin America and 17% internationally. Revenue from sales of mask systems, motors and other accessories increased by 25%; 36% in North and Latin America and 13% internationally, for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market.

Gross Profit

Gross profit increased for the three months ended March 31, 2005 to $70.3 million from $57.6 million for the three months ended March 31, 2004, an increase of $12.7 million or 22%. Gross profit as a percentage of net revenue for the three months ended March 31, 2005 was 65%, compared to 63% for the quarter ended March 31, 2004, reflecting a more favorable product mix due to increased sales of higher margin masks and new product introductions.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit, Continued

For the nine months ended March 31, 2005 gross profit increased to $195.1 million from $157.1 million in the same period of fiscal 2004, an increase of $38.0 million or 24%. Gross profit as a percentage of net revenue for the nine months ended March 31, 2005 was 65% compared to 64% for the nine months ended March 31, 2004. This also reflects a more favorable product mix due to increased sales of higher margin masks and new product introductions, partially offset by the impact of higher manufacturing costs in our Australian manufacturing facility resulting from a stronger Australian dollar against the U.S. dollar, as a majority of our manufacturing labor and overhead costs are incurred in Australian dollars.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2005 to $34.4 million from $28.2 million for the three months ended March 31, 2004, an increase of $6.2 million or 22%. As a percentage of net revenue, selling, general and administrative expenses for the three months ended March 31, 2005 were 32% compared to 31% for the three months ended March 31, 2004. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to appreciation of international currencies against the U.S. dollar, which added approximately $0.6 million to our expenses as reported in U.S. dollars, and selling, general and administrative expenses associated with acquired businesses which added approximately $1.0 million to expenses during the three months ended March 31, 2005.

Selling, general and administrative expenses for the nine months ended March 31, 2005 increased to $94.6 million from $76.2 million for the nine months ended March 31, 2004, an increase of $18.4 million or 24%. As a percentage of net revenue selling, general and administrative expenses were for the nine months ended March 31, 2005 were 32% compared to 31% for the nine months ended March 31, 2004. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to appreciation of international currencies against the U.S. dollar, which added approximately $3.2 million to our expenses as reported in U.S. dollars.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2005 to $7.2 million from $6.9 million for the three months ended March 31, 2004, an increase of $0.3 million or 6%. As a percentage of net revenue, research and development expenses were 7% for the three months ended March 31, 2005 compared to 8% for the three months ended March 31, 2004. The increase in research and development expenses reflects an appreciation of the Australian dollar against the U.S. dollar, as the majority of research and development costs are incurred in Australian dollars. The appreciation of international currencies against the U.S. dollar added approximately $0.1 million to our research and development expenses as reported in U.S. dollars.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expenses, Continued

For the nine-month period ended March 31, 2005 research and development expenses increased to $21.9 million from $19.6 million for the same period in fiscal 2004, an increase of $2.3 million or 12%. As a percentage of net revenue, research and development expenses were 7% for the nine months ended March 31, 2005 compared to 8% for the nine months ended March 31, 2004. The increase in research and development expenses was due to increased salary costs associated with an increase in personnel and increased charges for consulting fees and technical assessments incurred to facilitate development of new products. The increase also reflects an appreciation of the Australian dollar against the U.S. dollar, as the majority of research and development costs are incurred in Australian dollars. For the nine months ended March 31, 2005, the appreciation of international currencies against the U.S. dollar added approximately $0.9 million to our research and development expenses as reported in U.S. dollars.

Donation to Research Foundation

For the nine months ended March 31, 2005 we donated $0.5 million to the ResMed Foundations. The foundations were established to promote awareness of and research into the serious medical consequences of untreated sleep disordered breathing.

Restructuring Expenses

Restructuring expenses incurred during the three months and nine months ended March 31, 2005 were $1.6 million ($1.0 million net of tax) and $4.5 million ($2.8 million net of tax), respectively, and consisted of restructuring charges associated with our integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have completed the relocation of our ResMed Germany operation, previously located in Moenchengladbach, to Munich and integration of the back office functions including customer service, logistics and administration. The total restructuring expenses, including the expenses recognized in the nine months ended March 31, 2005, are estimated to be $5.0 million ($3.2 million net of tax). We expect to incur most of the restructuring expenses over the remainder of the 2005 fiscal year.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2005 increased to net expense of $0.3 million compared to net expense of $0.2 million for the three months ended March 31, 2004. Other expense, net primarily reflects interest income from cash and marketable securities, partially offset by interest expense associated with our convertible subordinated notes and losses on foreign currency exchange. The increase in other expense, net was predominantly attributable to foreign currency exchange losses, partially offset by a reduction in net interest expense.

Other income (expense), net for the nine months ended March 31, 2005 changed to net expense of $0.1 million compared to net income of $0.2 million for the nine months ended March 31, 2004. The decrease in other income was predominantly attributable to lower net foreign currency exchange gains, partially offset by a reduction in net interest expense.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

Our effective income tax rate increased to approximately 33.0% for the three months ended March 31, 2005 from approximately 32.5% for the three months ended March 31, 2004 and for the nine-month period ended March 31, 2005 increased to 33.0% from 32.2% for the nine-month period ended March 31, 2004. The higher tax rate was primarily due to the geographical mix of taxable income partially offset by the tax benefit associated with our restructuring expenses, with a greater proportion of our income being generated in higher tax rate jurisdictions. We continue to benefit from the Australian corporate tax rate of 30%, as we generate a majority of our taxable income in Australia.

Business Acquisitions

Nine months ended March 31, 2005

On February 14, 2005 we acquired 100% of the outstanding stock of Hoefner Medizintechnick GmbH (“Hoefner”), for net cash consideration of $8.1 million. This was comprised of $10.5 million purchase price less $2.4 million of cash acquired. Under the purchase agreement, we may also be required to make additional future payments of $0.9 million based on the achievement of certain performance milestones following the acquisition through December 31, 2006. Hoefner is a German based company that distributes medical equipment and associated services for the treatment of sleep and respiratory patients. The acquisition of our Bavarian distributor fits our strategy for ongoing expansion of our international operations. We have been particularly successful in selling directly in Europe, which improves our understanding of local markets as well as our relationships with physicians and payors. Most importantly, the acquisition brings us closer to patients and allows us to better respond to their needs. The acquisition has been accounted for as a purchase and accordingly, the results of operations of Hoefner have been included within our consolidated financial statements from February 14, 2005. An amount of $7.1 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $3.4 million, has been recorded as goodwill. An amount of $2.6 million, representing management’s preliminary estimate of intangible assets (customer relationships), has currently been recorded in our consolidated financial statements. We have engaged an independent third party to prepare a valuation of identifiable assets, including intangibles, associated with the Hoefner acquisition. As a result of this valuation, assigned values may be reclassified. We expect to complete our review and allocation of the purchase price in the three-month period ending June 30, 2005.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed from Hoefner at the date of acquisition (in thousands):

At February 14, 2005
Cash	$2,450
Accounts receivable	1,684
Inventory	2,423
Other assets	276
Property, plant & equipment	1,831
Intangibles	2,637
Goodwill	7,096

Total assets acquired	$18,397

Current liabilities, primarily consisting of accounts payable, accrued expenses, taxes payable and deferred revenue	7,853

Net assets acquired	$10,544

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On December 1, 2004 we acquired substantially all the assets of Resprecare BV, our Dutch distributor for consideration of $5.8 million in cash. This acquisition of our exclusive Dutch distributor fits our strategy for ongoing expansion of our international operations. Under the purchase agreement, we may also be required to make up to $1.4 million of additional future payments based on the achievement of certain performance milestones following the acquisition through December 31, 2005, of which $0.6 million was paid in January 2005 as a result of the successful achievement of a performance milestone. The acquisition has been accounted for as a purchase and accordingly, the results of operations of Resprecare have been included within our consolidated financial statements from December 1, 2004. An amount of $3.6 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $2.8 million (comprising inventory and fixed assets), has been recorded as goodwill. An independent third party has completed a valuation of identifiable intangible assets associated with the Resprecare acquisition. As a result of this valuation, $1.7 million that was originally allocated to goodwill has been recorded as a customer relationship intangible asset and is being amortized over its estimated useful life of seven years.

Pro-forma financial information associated with the acquisition of Resprecare and Hoefner are not included as the effects would not be significant to the consolidated financial statements.

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

Liquidity and Capital Resources

As of March 31, 2005 and June 30, 2004, we had cash and cash equivalents and marketable securities available-for-sale of approximately $174.6 million and $140.9 million, respectively. Working capital was approximately $277.3 million and $217.2 million at March 31, 2005 and June 30, 2004 respectively.

Inventories at March 31, 2005 increased by $18.0 million or 31% to $75.5 million compared to March 31, 2004 inventories of $57.5 million. The percentage increase in inventories was higher than the 19% increase in revenues in the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004. The higher inventory growth reflects management’s decision to increase inventory levels, particularly in raw materials, to accommodate our increasing production volumes. Raw material inventories have also increased to support production of our recently launched S8 flow generator. The inventory increase also includes inventory of $3.4 million as a result of Resprecare and Hoefner acquisitions during the nine months ended March 31, 2005. Accounts receivable at March 31, 2005 were $89.1 million, an increase of $23.2 million or 35% over the March 31, 2004 accounts receivable balance of $65.9 million. The accounts receivable increase includes accounts receivable of $1.7 million as a result of the Hoefner acquisition during the March quarter. Account receivable days outstanding were 70 days for the quarter ended March 31, 2005, compared to 64 days for the quarter ended March 31, 2004. The deterioration in ageing largely reflects higher than normal receivable balances relative to sales in Germany as delays in processing of invoices have also resulted in timing of collections being delayed. The credit quality of debtors remains consistent with our historical experience.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

During the nine-month period ended March 31, 2005, we generated cash of $49.8 million from operations, primarily as a result of increased profit partially offset by higher working capital, particularly in respect of inventories and receivables. During the nine-month period ended March 31, 2004 approximately $53.2 million of cash was generated from operations.

Capital expenditures for the nine months ended March 31, 2005 and 2004 aggregated $26.2 million and $46.0 million, respectively. The majority of the expenditures for the nine months ended March 31, 2005 related to the construction of our new sleep center, research and development and office facilities at our campus in Norwest Business Park in Sydney, Australia, acquisition of computer hardware and software and purchase of production tooling and equipment.

We may from time to time seek to retire our convertible subordinated notes through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, and our current or future contractual obligations, if any, that may directly or indirectly apply to such transactions. We did not repurchase any convertible subordinated notes during the nine month period ended March 31, 2005 or during the year ended June 30, 2004.

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

On June 6, 2002, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding common stock. For the nine-month period ended March 31, 2005, we repurchased 241,090 shares at a cost of $11.0 million. As at March 31, 2005, we have repurchased a total of 1,127,459 shares at a cost of $41.4 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Details of contractual obligations at March 31, 2005 are as follows:

		Payments Due by Period
In $000’s	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$113,250	$—	$113,250	$—	$—
Operating Leases	13,677	7,408	5,023	1,221	25
Unconditional Purchase Obligations (1)	47,184	38,919	8,265	—	—

Total Contractual Cash Obligations	$174,111	$46,327	$126,538	$1,221	$25

(1)	The figure includes unconditional purchase obligations of $44.1 million relating to the construction of our office facilities at Norwest, in Sydney, Australia.

Details of other commercial commitments at March 31, 2005 are as follows:

	Total Amounts Committed	Amount of Commitment Expiration Per Period
In $000’s		Less than 1 year	1-3 years	4-5 years	Over 5 years
Lines of Credit	$519	$519	$—	$—	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees*	1,077	—	408	—	669
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	499	105	315	79	—

Total Commercial Commitments	$2,095	$624	$723	$79	$669

*	The above guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

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

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations and a $15.0 million undrawn revolving line of credit with Union Bank of California.

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

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS 123(R), “Share-Based Payment”, which is a revision of SFAS 123. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. This statement also eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The statement, which was delayed, is effective at the beginning of the fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) for our interim period ending September 30, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date, (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have not yet determined what method we will use.

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on our results of operations. We have not yet determined the impact of the adoption of SFAS 123(R).

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

We have established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditures. The goal of this hedging program is to economically guarantee or lock in the exchange rates on our foreign currency exposures denominated in Euros and Australian dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

The table below provides information in U.S. dollar equivalents on our foreign-currency denominated financial assets by legal entity functional currency as at March 31, 2005 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar	US Dollar	Euro	Great Britain Pound	Singapore Dollar	New Zealand Dollar	Swedish Krona	Swiss Franc	Japanese Yen
AUD Functional Currency Entities:
Assets	—	$65,211	$24,465	$6,703	$1,051	$1,129	$1,277	$1,080	$—
Liability	—	(17,345)	(492)	(8,217)	(158)	(12)	—	(4)	(35)

Net Total		$47,866	$23,973	$(1,514)	$893	$1,117	$1,277	$1,076	$(35)

USD Functional Currency Entities:
Assets	$23,816	—	$4,978	—	—	—	—	—	—
Liability	—	—	—	—	—	—	—	—	—

Net Total	$23,816	—	$4,978	—	—	—	—	—	—

Euro Functional Currency Entities:
Assets	$4,693	$3,000	—	—	—	—	—	—	—
Liability	(18)	(419)	(590)	—	—	—	—	(924)	—

Net Total	$4,675	$2,581	($590)	—	—	—	—	($924)	—

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at March 31, 2005. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)
Foreign Exchange Call Options	FY 2005	FY 2006	FY 2007	Total	Mar 31, 2005	Jun 30, 2004
Receive AUD/Pay USD
Option amount	$15,000	$66,000	$24,000	$105,000	$2,920	$1,816
Ave. contractual exchange rate	AUD 1 = USD 0.705	AUD1 = USD 0.747	AUD1= USD 0.77	AUD 1 = USD 0.749
Receive AUD/Pay Euro
Option amount	$3,889	$15,554	—	$19,443	$311	$180
Ave. contractual exchange rate	AUD 1 = Euro 0.58	AUD 1 = Euro 0.60		AUD 1 = Euro 0.596
Total					$3,231	$1,996

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and marketable securities.

At March 31, 2005, we maintain a short-term investment portfolio containing financial instruments that have original maturities of less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

A hypothetical 10% change in interest rates during the nine months ended March 31, 2005, would not have had a material impact on our results of operations. In addition, the value of our marketable securities following a hypothetical 10% change in interest rates would not have had a material impact on our results of operations. We have no interest rate hedging agreements.

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

We have limited resources to market to the more than 2,500 U.S. sleep clinics and the more than 4,000 home health care dealer branch locations, most of which use, sell or recommend several brands of products. In addition, home health care dealers have experienced price pressures as government and third-party reimbursement sources have declined for home health care products, and home health care dealers are requiring price discounts and longer periods of time to pay for products purchased from us. Sleep clinic physicians may not continue to prescribe our products, and home health care dealers or patients may substitute competing products when a prescription specifying our products has been written.

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

Any new products we develop may not receive required regulatory clearances and approvals from U.S. or foreign regulatory agencies.

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

We are subject to tax audits by various tax authorities in many jurisdictions. From time to time we may be audited by the tax authorities of the many jurisdictions in which we operate and we were subject to tax audits in Germany during the nine months ended March 31, 2005. The German tax audit remains ongoing and any further assessments resulting from this audit could result in material changes to our past or future taxable income, tax payable or deferred tax assets, and could require us to pay penalties and interest that could materially adversely affect our financial results.

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

You may not be able to enforce the judgments of U.S. courts against some of our assets or officers and directors. A substantial portion of our assets are located outside the United States. Additionally, two of our eight directors and two of our five executive officers reside outside the United States, along with all or a substantial portion of the assets of these persons. As a result, it may not be possible for investors to enforce judgments of U.S. courts relating to any liabilities under U.S. securities laws against our assets, those persons or their assets. In addition, we have been advised by our Australian counsel that some doubt exists as to the ability of investors to pursue claims based on U.S. securities laws against these assets or these persons in Australian courts.

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

If we fail to have sufficient funds available to repay our convertible notes due June 20, 2006, our operations may be jeopardized.

We have outstanding an aggregate of $113,250,000 of convertible notes, which are due on June 20, 2006. The outstanding convertible notes were initially issued as part of a $180,000,000 private offering completed in June 2001. The remainder of the convertible notes were repurchased by us through open market purchases in 2002 and 2003. The convertible notes bear interest at a rate of 4% per annum and may convert to common stock at a conversion price of $60.60 per share. Should the holders of the notes not elect to convert them to common stock, or if we are not able to force the conversion of the notes by their terms, we must repay the amounts on the due date. We may not have sufficient funds available to repay our convertible notes at their maturity, and we do not currently have credit facilities or other financing available to us to provide funds for the repayment of the convertible notes. We may not be able to obtain additional financing to repay the convertible notes on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors would be diluted. A failure to obtain additional funding to repay the convertible notes and support our working capital and operating requirements could jeopardize our operations.

PART I - FINANCIAL INFORMATION	Item 4

RESMED INC. AND SUBSIDIARIES

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

Refer Note 11 to the Condensed Consolidated Financial Statements

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the nine months ended March 31, 2005.

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs(1)
Opening balance at July 1, 2004	886,369	$34.34	886,369	3,113,631
July 2004	Nil	—	—	—
August 2004	241,090	$45.48	241,090	(241,090)
September 2004	Nil	—	—	—
October 2004	Nil	—	—	—
November 2004	Nil	—	—	—
December 2004	Nil	—	—	—
January 2005	Nil	—	—	—
February 2005	Nil	—	—	—
March 2005	Nil	—	—	—
Closing balance at March 31, 2005	1,127,459	$36.72	1,127,459	2,872,541

(1)	On June 6, 2002, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding common stock. For the three month period ended September 30, 2004 and the year ended June 30, 2004, we repurchased 241,090 and 471,004 shares at a cost of $11.0 million and $19.0 million respectively. Since the inception of the share buyback program, we have repurchased 1,127,459 shares at a cost of $41.4 million.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2005

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman and Chief Executive Officer

/s/ ADRIAN M. SMITH
Adrian M. Smith
Senior Vice President Finance and Chief Financial Officer