Form 10-K
period 2005-06-30
RESMED INC
filed 2005-09-13
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

Commission file number: 001-15317

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No [ x ]

The aggregate market value of the voting stock held by non-affiliates of registrant as of December 31, 2004, computed by reference to the closing sale price of such stock on the New York Stock Exchange, was approximately $1,479,029,000. (All directors, executive officers, and 10% stockholders of Registrant are considered affiliates.)

At August 23, 2005, registrant had 35,186,782 shares of Common Stock, $.004 par value, issued and outstanding. This number excludes 1,127,459 shares held by the registrant as treasury shares.

Portions of registrant’s definitive Proxy Statement for its November 18, 2005 meeting of stockholders are incorporated by reference into Part III of this report.

Activa, Aerial, Aero-Click, Aero-Fix, ApneaLink, AutoVPAP, AutoScan, AutoSet, AutoSet CS, AutoSet Spirit, AutoSet T, AutoSet.com, AutoSet-CS.com, AutoView, Bubble Cushion, Bubble Mask, Elisée, Eole, Helia, HumidAire, HumidAire 2i, IPAP MAX, IPAP MIN, MEDDTRAXX, MEPAL, MESAMIV, MicroMesam, minni Max, MaxNcpap, Mirage, Protégé, Moritz II biLEVEL, Poly-MESAM, ResCap, ResAlarm, ResControl, ResMed, SleepKIT Solutions, S6, S7, S8, SELFSET, SmartStart, Spiro+, Sullivan, Swift, TiControl, TRAXX, Twister remote, Ultra Mirage, Vential, VPAP, VPAP MAX, VS Easyfit, Vsync, are our trademarks.

As used in this 10-K, the terms “we”, “us”, “our” and “the Company” refer to ResMed Inc, a Delaware corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

PART I

ITEM 1	BUSINESS

General

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing and other respiratory disorders. Sleep-disordered breathing or “SDB”, includes obstructive sleep apnea, or “OSA”, and other respiratory disorders that occur during sleep. When we were formed in 1989, our primary purpose was to commercialize a treatment for OSA developed by Professor Colin Sullivan. This treatment, nasal Continuous Positive Airway Pressure, or “CPAP”, was the first successful noninvasive treatment for OSA. CPAP systems deliver pressurized air, typically through a nasal mask, to prevent collapse of the upper airway during sleep.

Since the development of CPAP, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our growth has been fuelled by geographic expansion, increased awareness of respiratory conditions as a significant health concern among physicians and patients, and our research and product development effort.

We employ 1,927 people and sell our products in over 60 countries through a combination of wholly owned subsidiaries and independent distributors.

Our web site address is www.resmed.com. We make our periodic reports, together with any amendments, available on our web site, free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission.

Corporate History

ResMed Inc, a Delaware corporation, was formed in March 1994 as the ultimate holding company for our Americas, Asia-Pacific, and European operating subsidiaries. On June 1, 1995, we completed an initial public offering of common stock and on June 2, 1995 our common stock commenced trading on the NASDAQ National Market. On September 30, 1999 we transferred our principal public listing to the New York Stock Exchange (NYSE), or “NYSE”, trading under the ticker symbol RMD. On November 25, 1999, we established a secondary listing of our common stock via Chess Depositary Instruments, or “CDI’s”, on the Australian Stock Exchange, or “ASX”, also under the symbol RMD. Ten CDI’s on the ASX represent one share of our common stock on the NYSE. On July 1, 2002, we converted our ASX listing status from a foreign exempt listing to a full listing.

Our Australian subsidiary, ResMed Holdings Limited, was originally organized in 1989 by Dr. Peter Farrell to acquire from Baxter Center for Medical Research Pty Limited, or “Baxter”, the rights to certain technology relating to CPAP treatment as well as Baxter’s existing CPAP device business. Baxter had sold CPAP devices in Australia since 1988, having acquired the rights to the technology in 1987.

Since formation we have acquired a number of operating businesses including:

Date of Acquisition
Dieter W. Priess Medtechnik	February 7, 1996
Premium Medical SARL	June 12, 1996
Innovmedics Pte Ltd	November 1, 1997
EINAR Egnell AB	January 31, 2000
MAP Medizin Technologie GmbH	February 16, 2001
Labhardt AG	November 15, 2001
Servo Magnetics Inc.	May 14, 2002
John Stark and Associates	July 24, 2002
Respro Medical Company Limited	July 2, 2003
Resprecare BV	December 1, 2004
Hoefner Medizintechnik GmbH	February 14, 2005
Saime SA	May 19, 2005

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

The upper airway has no rigid support and is held open by active contraction of upper airway muscles. Normally, during REM sleep and deeper levels of non-REM sleep, upper airway muscles relax and the airway narrows. Individuals with narrow upper airways or poor muscle tone are prone to temporary collapses of the upper airway during sleep, called apneas, and to near closures of the upper airway called hypopneas. These breathing irregularities result in a lowering of blood oxygen concentration, causing the central nervous system to react to the lack of oxygen or increased carbon dioxide and signaling the body to respond. Typically, the individual subconsciously arouses from sleep, causing the throat muscles to contract, opening the airway. After a few gasping breaths, blood oxygen levels increase and the individual can resume a deeper sleep until the cycle repeats itself. Sufferers of OSA typically experience ten or more such cycles per hour. While these awakenings greatly impair the quality of sleep, the individual is not normally aware of these disruptions. In addition, OSA has recently been recognized as a cause of hypertension and a significant co-morbidity for heart disease, stroke and diabetes.

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

While OSA has been diagnosed in a broad cross-section of the population, it is predominant among middle-aged men and those who are obese, smoke, consume alcohol in excess or use muscle-relaxing and pain-killing drugs. A strong association has been discovered between OSA and a number of cardiovascular diseases. Recent studies have shown that SDB is present in approximately 80% of patients with drug-resistant hypertension, approximately 60% of stroke patients and approximately 50% of patients with congestive heart failure. More recently, studies have shown a connection between SDB and diabetes: recent reports indicate that SDB is independently associated with glucose intolerance and insulin resistance.

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

Sleep fragmentation and the loss of the deeper levels of sleep caused by OSA can lead to excessive daytime sleepiness, reduced cognitive function, including memory loss and lack of concentration, depression and irritability. OSA sufferers also experience an increase in heart rate and an elevation of blood pressure during the cycle of apneas. Several studies indicate that the oxygen desaturation, increased heart rate and elevated blood pressure caused by OSA may be associated with increased risk of cardiovascular morbidity and mortality due to angina, stroke and heart attack. Patients with OSA have been shown to have impaired daytime performance in a variety of cognitive functions including problem solving, response speed and visual motor coordination, and studies have linked OSA to increased occurrences of traffic and workplace accidents.

Generally, an individual seeking treatment for the symptoms of OSA is referred by a general practitioner to a specialist for further evaluation. The diagnosis of OSA typically requires monitoring the patient during sleep at either a sleep clinic or the patient’s home. During overnight testing, respiratory parameters and sleep patterns maybe monitored, along with other vital signs such as heart rate and blood oxygen levels. Simpler tests, using devices such as our Apnealink, or our automatic positive airway pressure devices, monitor airflow during sleep, and use computer programs to analyze airflow patterns. These tests allow sleep clinicians to detect any sleep disturbances such as apneas, hypopneas or subconscious awakenings. We estimate that there are currently around 3,000 sleep clinics in the United States, a substantial portion of which are affiliated with hospitals. The number of sleep clinics has expanded significantly from approximately 100 such facilities in 1985.

Existing Therapies

Before 1981, the primary treatment for OSA was a tracheotomy, a surgical procedure to cut a hole in the patient’s windpipe to create a channel for airflow. Most recently, alternative treatments have involved either uvulopalatopharyngoplasty, or UPPP, in which surgery is performed on the upper airway to remove excess tissue and to streamline the shape of the airway, implanting a device to add support to the soft palate, or mandibular advancement, in which the lower jaw is moved forward to widen the patient’s airway. UPPP alone has a poor success rate; however, when performed in conjunction with multi-stage upper airway surgical procedures, a greater success rate has been claimed. These combined procedures, performed by highly specialized surgeons, are expensive and involve prolonged and often painful recovery periods.

CPAP, by contrast, is a non-invasive means of treating OSA. CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the past Chairman of our Medical Advisory Board. CPAP systems were commercialized for treatment of OSA in the United States in the mid 1980’s. Today, use of CPAP is generally acknowledged as the most effective and least invasive therapy for managing OSA.

During CPAP treatment, a patient sleeps with a nasal interface connected to a small portable airflow generator that delivers room air at a positive pressure. The patient breathes in air from the flow generator and breathes out through an exhaust port in the interface. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed. Interfaces include nasal masks, and nasal pillows. Sometimes, when a patient leaks air through their mouth, a full-face mask may need to be used, rather than a nasal interface.

CPAP is not a cure and therefore, must be used on a nightly basis as long as treatment is required. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. In more recent years, product innovations to improve patient comfort and compliance have been developed. These include more comfortable patient interface systems; delay timers which gradually raise air pressure allowing the patient to fall asleep more easily; bilevel air flow generators, including VPAP systems, which provide different air pressures for inhalation and exhalation; heated humidification systems to make the airflow more comfortable; and auto titration devices which reduce the average pressure delivered during the night.

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

Continue Product Development and Innovation.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to more effectively treat SDB, increase patient comfort and encourage compliance with prescribed therapy. For example, in 1999 we introduced the Mirage Full Face Mask. This mask contains an inflatable air pocket, which conforms to the patient’s facial contours, creating a more comfortable and better seal. In 2002 we introduced the AutoSet Spirit flow generator, our second-generation autotitrating device that adapts to the patient’s breathing patterns to more effectively treat OSA. In 2003, we introduced the Mirage Activa nasal mask, with active cushion technology to automatically seal mask leaks. In 2004, we introduced the Mirage Swift nasal pillows system, a less obtrusive, lightweight, and flexible alternative to nasal masks. We believe that continued product development and innovation are key factors to our ongoing success. Approximately 13% of our employees are devoted to research and development activities. In fiscal year 2005, we invested $30.0 million, or 7% of our revenues, in research and development.

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

During fiscal 2005, 2004, and 2003, we donated $0.5 million, $0.5 million and $nil respectively to the ResMed Foundation in the United States, and the ResMed Foundation Limited in Australia, to further enhance research and awareness of SDB. The contributions to the Foundations reflect ResMed’s commitment to medical research into sleep-disordered breathing, particularly the treatment of obstructive sleep apnea.

Expand into New Clinical Applications.    We continually seek to identify new applications of our technology for significant unmet medical needs. Recent studies have established a clinical association between OSA and both stroke and congestive heart failure, and have recognized SDB as a cause of hypertension or high blood pressure. Research also indicates that SDB is independently associated with glucose intolerance and insulin resistance. We have developed a device for the treatment of Cheyne-Stokes breathing in patients with congestive heart failure. In addition, we maintain close working relationships with a number of prominent physicians to explore new medical applications for our products and technology.

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

Air Flow Generators

We produce CPAP, VPAP and AutoSet systems for the titration and treatment of SDB. The flow generator systems deliver positive airway pressure through a patient interface, either a small nasal mask, nasal pillows system, or full-face mask.

Our VPAP units deliver ultra-quiet, comfortable bilevel therapy. There are two preset pressures: a higher pressure as the patient breathes in, and a lower pressure as the patient breathes out. Breathing out against a lower pressure makes treatment more comfortable, particularly for patients who need high pressure levels or for those with impaired breathing ability.

AutoSet systems are based on a proprietary technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA. CPAP and VPAP flow generators, accounted for approximately 49%, 50% and 53% of our net revenues in fiscal years 2005, 2004 and 2003, respectively.

With the recent acquisition of Saime, we have increased our presence in the European homecare ventilation market. The VS and Elisée range of products are sophisticated, yet easy to use for physicians, clinicians and patients. We believe these devices complement our VPAP III and Autoset CS2 for patients who need ventilatory assistance.

AIR FLOW GENERATORS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

VPAP Products

VPAP II	Bilevel portable device providing different pressure levels for inhalation and exhalation, improved pressure switching and reduced noise output and spontaneous breath triggering.	March 1996

COMFORT	Bilevel device with limited features.	March 1996

VPAP II ST	Bilevel portable device with spontaneous and spontaneous/timed breath triggering modes of operation.	April 1996

VPAP II ST A	Bilevel device with alarms.	August 1998

VPAP MAX	Bilevel ventilatory support system for the treatment of adult patients with respiratory insufficiency or respiratory failure.	November 1998

Moritz S#*	Bilevel portable device providing different pressure levels for inhalation and exhalation with integrated humidifier.	October 2001

Moritz ST#*	Bilevel ST device with spontaneous and spontaneous/timed breath triggering modes of operation, and with power failure alarms, system with integrated humidifier.	October 2001

VPAP III	Updated Bilevel portable device encompassing improved pressure synchronization, spontaneous breath triggering and reduced noise.	April 2003

VPAP III ST	Updated Bilevel ST portable device encompassing improved pressure synchronization, spontaneous and spontaneous/timed breath triggering modes of operation and reduced noise.	April 2003

VPAP III STA	An upgraded Bi-level device with alarm features.	August 2004

AIR FLOW GENERATORS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Saime Products

Helia 2*#	Dual mode ventilator which combines volumetric and barometric ventilation modes.	August 1998

Eole 3 XLS*#	Ventilator device providing conventional volumetric ventilation through both controlled and assisted-controlled ventilation with etv functions.	December 1999

VS Serena*#	Bi-level ventilator providing all ventilation modes with two pressure levels.	June 2001

VS Ultra*#	Dual mode ventilator which combines volumetric and barometric ventilation from leakage to valve type with single or double limb circuit.	March 2002

VS Integra*#	Pressure support ventilator which combines pressure modes with leakage or valve ventilators.	March 2002

Elisée 350*#	Ventilator for use in Intensive Care Unit combining all conventional ventilation modes, diagnostic and monitoring functions.	December 2003

Elisée 150*#	Ventilator device which combines volumetric and barometric ventilation modes with single or double limb circuit.	June 2004

Elisée 370*#	Ventilator for use in Intensive Care Unit combining all conventional ventilation modes, diagnostic functions with external monitoring interface for ventilation loops.	September 2004

Elisée 250*#	Ventilator for use in Transport and Emergency Situations.	April 2005

* Not cleared for marketing in the United States

# Sold outside U.S. only

AIR FLOW GENERATORS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Automatic Positive Airway Pressure Devices

AutoSet CS*#	Automatic ventilatory assistance device specifically designed to normalize ventilation in congestive heart failure patients with Cheyne Stokes respiration.	December 1998

AutoSet T	Autotitrating device, which continually adjusts CPAP treatment pressure based on patient airway resistance.	March 1999

AutoSet Spirit	Modular, autotitrating device with advanced compliance monitoring and optional integrated humidifier.	September 2001

Magellan*#	Autotitrating device using airway resistance measurement.	March 2003

AutoSet Respond	Autotitrating device with basic compliance monitoring and optional integrated humidifier.	September 2003

AutoSet CS2*#	Modular, automatic device specifically designed to normalize ventilation in congestive heart failure patients with Cheyne Stokes respiration. The device has an optional integrated humidifier.	August 2004

CPAP

Max II nCPAP*#	CPAP device with or without integrated humidifier. Features low noise and reduced pressure swings.	April 1997

Minni Max nCPAP*#	CPAP device with integrated and attachable humidifier and low noise levels.	March 2000

ResMed S6 series	Quiet, compact CPAP device with various comfort features.	June 2000

ResMed S7 series	Continuous Positive Pressure flow generator with optional integrated humidifier.	July 2002

ResMed S8 Series	A small CPAP flow generator system with optional integrated humidification.	June 2005

* Not cleared for marketing in the United States.

# Sold outside USA only

Mask Systems and Diagnostic Products

Mask systems are one of the most important elements of SDB treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight. Masks, accessories, motors and diagnostic products accounted for approximately 51%, 50% and 47% of our net revenues in fiscal years 2005, 2004 and 2003, respectively.

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Mirage Mask	Proprietary mask design with a contoured nasal cushion that adjusts to patient’s facial contours. Quiet, light and low profile.	August 1997

Ultra Mirage Mask	Advanced version of the Mirage system with reduced noise characteristics and improved forehead bridge.	June 2000

Mirage Full Face Mask Series 2	Mirage-based full-face mask system. Provides an effective method of applying ventilatory assist Noninvasive Positive Pressure Ventilation therapy. Can be used to address mouth- breathing problems in conventional bilevel or CPAP therapy.	October 2001

Papillon Mask*#	Nasal mask with only four major parts, allows simplified handling for patients and distributors.	April 2002

Mirage Vista Mask	Small nasal mask without forehead supports.	November 2002

Ultra Mirage Full Face Mask	Full-face mask incorporating our latest adjustable forehead support technology.	August 2003

Mirage Activa Mask	Nasal mask system utilizing Active Seal technology to mitigate leak and improve patient comfort.	October 2003

Mirage Swift	A light and unobtrusive nasal cannula mask system.	August 2004

Silent Papillon Mask*#	A low noise nasal mask with simplified assembly.	March 2005

Hospital Full Face Mask	Disposable full face mask specifically designed for hospital use.	April 2005

Hospital Nasal Mask	Disposable nasal mask specifically designed for hospital use.	April 2005

* Not cleared for marketing in the United States.

# Sold outside USA only

We market sleep recorders for the diagnosis and titration of SDB in sleep clinics and hospitals. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

DIAGNOSTIC PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Poly-MESAM Portable Diagnostic System*[a]#	Configurable cardio-respiratory polygraphy system up to 8 channels, includes ECG, thorax and abdomen belts, PLMS sensor.	February 1995

MEPAL Diagnostic System *[a]#	Polysomnography system designed for use in the sleep laboratory.	February 1999

Embla[a]	Digital sleep recorder that provides comprehensive sleep diagnosis in a sleep laboratory.	October 1999

Embletta[a]	Pocket-size digital recorder that performs ambulatory sleep studies.	November 2000

MEPAL mobil *[a] Diagnostic System	Ambulatory polysomnography system.	March 2001

ApneaLink (MicroMesam)	A portable Sleep Apnea screening device for use by sleep professionals and primary care physicians.	April 2004

* Not cleared for marketing in the United States.

# Sold outside USA only

a Not manufactured by Resmed

Accessories and Other Products

To enhance patient comfort, convenience and compliance, we market a variety of other products and accessories. These products include humidifiers, such as the HumidAire, H2i, and H3i, which connect directly with the CPAP, VPAP and AutoSet flow generators to humidify and heat the air delivered to the patient. Their use helps prevent the drying of nasal passages that can cause discomfort. Other optional accessories include cold passover humidifiers, carry bags and breathing circuits. MAP also offers a range of accessories, including the Twister remote, an intelligent remote control for use in the sleep laboratory environment to set and monitor flow generators, the Aero-Click connection system, which allows a quick, simple connect/disconnect between the mask and CPAP air delivery source and the AeroFix headgear, for the comfortable adjustment of masks for CPAP therapy. Since the May 2002 acquisition of Servo Magnetics Inc., we have sold custom electric motors, primarily for use in data storage and aerospace applications. But we do not expect custom electric motor sales to contribute material revenues in the future.

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

In 1999, we introduced the AutoSet T flow generator, an autotitrating device that adapts to the patient’s breathing patterns to effectively prevent apneas. In 2001, we introduced our next generation autotitrating device, the AutoSet Spirit. The AutoSet Spirit is an autotitrating modular device with optional integrated humidifier. In September 2003 we introduced the Activa nasal mask using our patented Active Cushion Technology, which automatically seals mask leaks. In August 2004, we launched an improved AutoSet CS 2 (outside the U.S. only) to treat congestive heart failure patients with significant central sleep apnea and also launched our Mirage Swift mask, a light and unobtrusive nasal cannula mask system.

We continually seek to identify new applications of our technology for significant unmet medical needs. SDB is associated with a number of symptoms beyond excessive daytime sleepiness and irritability. Recent studies have established a clinical association between SDB and hypertension, stroke, congestive heart failure, and diabetes. We support clinical trials in the United States, Germany, France, the United Kingdom, Italy, Swtizerland and Australia to develop new clinical applications for our technology.

We consult with physicians at major sleep centers throughout the world to identify technological trends in the treatment of SDB. Some of these physicians currently serve on our Medical Advisory Board. New product ideas are also identified by our marketing staff, direct sales force, network of distributors, manufacturers’ representatives, customers, and patients. Typically, our internal development staff then develop these ideas, where appropriate, into new products.

In fiscal years 2005, 2004, and 2003 we invested $30.0 million, $26.2 million and $20.5 million, respectively, on research and development.

Sales and Marketing

We currently market our products in over 60 countries using a network of distributors, independent manufacturers’ representatives and our direct sales force. We attempt to tailor our marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies.

North America and Latin America.    Our products are typically purchased by a home health care dealer who then sells the products to the patient. The decision to purchase our products, as opposed those of our competitors, is made or influenced by one or more of the following individuals or organizations: the prescribing physician and his or her staff; the home health care dealer; the insurer and the patient. In the United States, our sales and marketing activities are conducted through a field sales organization made up of regional territory representatives, program development specialists, regional sales directors, and independent manufacturers’ representatives. Our United States field sales organization markets and sells products to home health care dealer branch locations throughout the United States. Our direct sales force receives a base salary, plus commissions, while our independent sales representatives receive higher commissions, but no base salary.

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

In the United States, our sales employees and manufacturers’ representatives are managed by the Chief Operating Officer Americas and Vice President of Marketing. Our Canadian and Latin American sales are conducted through independent distributors. Sales in North and Latin America accounted for 51%, 49% and 48% of our net revenues for fiscal years 2005, 2004, and 2003, respectively.

Europe.    We market our products in most major European countries. We have wholly-owned subsidiaries in Austria, Finland, France, Germany, Spain, Sweden, Switzerland, and United Kingdom. We use independent distributors to sell our products in other areas of Europe. Distributors are selected in each country based on their knowledge of respiratory medicine and a commitment to SDB therapy. In each country in which we have a subsidiary, a local senior manager is responsible for direct national sales. In many countries in Europe, we sell our products to home health care dealers who then sell the products to the patients. In Germany, we also operate a home health care company, in which we provide products and services directly to patients, and receive reimbursement directly from third party payers.

Our European Chief Operating Officer is responsible for coordination of all European activities and, in conjunction with local management, the direct sales activity in Europe. Sales in Europe accounted for 41%, 43% and 42% of our total net revenues for fiscal years 2005, 2004, and 2003, respectively.

Asia Pacific.    Marketing in Asia Pacific and the rest of the world is the responsibility of our Senior Vice President Sales & Marketing Asia Pacific. We have wholly–owned subsidiaries in Australia, Hong Kong, Japan, Malaysia, New Zealand and Singapore. We use a combination of direct sales force and independent distributors in Australia and New Zealand, and use independent distributors to sell our products elsewhere in Asia Pacific. Sales in Asia Pacific and the rest of the world accounted for 8%, 8% and 10% of our total net revenues for the fiscal years ended June 30, 2005, 2004, and 2003, respectively.

Other Marketing Efforts.    In addition to our, and our distributors’ sales efforts, we work with the following cardiovascular disease associations to raise awareness of the co-morbidity of SDB in cardiovascular disease patients (cardiovascular disease includes coronary artery disease, congestive heart failure, hypertension and stroke):

(i) American College of Cardiology.    We work with the American College of Cardiology and its more than 20,000 cardiologist members to increase education and awareness in the cardiology community regarding the morbidity associated with sleep apnea in their patients. We have co-sponsored educational symposia with Guidant Corp at ACC in 2003 and ACC 2004 on sleep apnea and cardiovascular disease. We have exhibited at ACC national conferences since 2001. Sleep apnea was included in the formal ACC scientific sessions in 2004.

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

Manufacturing

Our principal manufacturing facility is located in Sydney, Australia and comprises a 215,000 square foot manufacturing facility. Our manufacturing operations consist primarily of assembly and testing of our flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, most are off-the-shelf items available from multiple vendors. We generally manufacture to our internal sales forecasts and fill orders as received. Over the last few years, the manufacturing processes have been transformed along lean manufacturing guidelines to flow lines staffed by dedicated teams. Each team is responsible for manufacture and quality of their product group and decisions are based on performance and quality measures including customer feedback.

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

Our German manufacturing operation based in Munich operates in a facility of approximately 24,000 square feet. This facility is accredited to ISO 9001 and EN46001 and primarily assembles and tests flow generators for sale by our German subsidiary. Appropriate quality controls monitor and measure product assembly and performance.

As part of the acquisition of Saime SA on May 19, 2005, we also acquired a new 7,000 square feet manufacturing facility. This facility is accredited to ISO 13485 and is primarily responsible for the assembly of the Saime brand of mechanical ventilators and associated accessories.

We also manufacture high quality electric motors for both our flow generator devices and external customers, primarily in the data storage and aerospace sectors, at our Servo Magnetics Inc., or “SMI” facility at Canoga Park, California. The SMI facility is approximately 35,500 square feet.

Third-Party Reimbursement

The cost of medical care in many of the countries in which we operate is funded in substantial part by government and private insurance programs. In Germany, we receive payments directly from these payers. Outside Germany, although we do not generally receive payments for our products directly from these payers, our success in major markets is dependent upon the ability of patients to obtain adequate reimbursement for our products.

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

Service and Warranty

We generally offer one-year and two-year limited warranties on our flow generator products. Warranties on mask systems are for 90 days. In most markets, we rely on our distributors to repair our products with parts supplied by us. In the United States, home health care dealers generally arrange shipment of products to our San Diego facility for repair.

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

We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than ourselves. In the United States, our principal market, Respironics, Inc., DeVilbiss, a division of Sunrise Medical Inc., and Nellcor Puritan Bennett, a subsidiary of Tyco Inc., and Fisher & Paykell Healthcare Corporation Limited are the primary competitors for our CPAP products. Our principal European competitors are also Respironics, DeVilbiss, and Nellcor Puritan Bennett, as well as regional European manufacturers. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the health care industry. In addition, our products compete with surgical procedures and dental appliances designed to treat OSA and other SDB related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

Any product developed by us that gains regulatory clearance will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which we can develop products, complete clinical testing and regulatory clearance processes and supply commercial quantities of the product to the market are important competitive factors. In addition, our ability to compete will continue to be dependent on the extent to which we are successful in protecting our patents and other intellectual property.

Patents and Proprietary Rights and Related Litigation

Through our subsidiaries ResMed Limited, Medizintechnik fur Arzt und Patient GmbH, SMI and Saime SA, we own or have licensed rights to 192 issued United States patents (including 56 design patents) and 242 issued foreign patents. In addition, there are 182 pending United States patent applications (including 41 design patent applications), 369 pending foreign patent applications, 312 registered foreign designs and 107 pending foreign designs. Some of these patents, patent applications and designs relate to significant aspects and features of our products.

Of our patents, nine United States patents and four foreign patents are due to expire in the next five years, with one foreign patent due to expire in each of the years 2005, 2007, 2009 and 2010 and one United States patent in 2005, two United States patents in 2007, four United States patents in 2008 and two United States patents in 2010. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

We rely on a combination of patents, trade secrets, copyrights, trademarks and non-disclosure agreements to protect our proprietary technology and rights.

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

Government Regulations

Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA Quality System Regulation, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and regulations of relevant foreign agencies abroad. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing, distribution, and record keeping for such products, in order to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non-compliance with applicable requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution.

The FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance or a premarket approval, or PMA, before introducing it into the U.S. market. Our products currently marketed in the United States are marketed in reliance on 510(k) pre-marketing clearances as either Class I or Class II devices. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and often clinical data, which in some cases can be extensive, to demonstrate that the device is “substantially equivalent” to a device that was on the market before 1976 or to a device that has been found by the FDA to be “substantially equivalent” to such a pre-1976 device. As a result, FDA approval requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high-risk devices or those that are used to support or sustain human life, may take several years and requires the submission of extensive performance and clinical information.

As a medical device manufacturer, all of our domestic and Australian manufacturing facilities are subject to inspection on a routine basis by the FDA. We believe that our design, manufacturing and quality control procedures are in substantial compliance with the FDA’s regulatory requirements. MAP’s and Saime’s facilities are not subject to FDA regulation, because none of their products are currently marketed in the United States.

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

On August 16, 2005, the US Food and Drug Administration authorized ResMed to market its VPAP Adapt SV device in the United States. The device is indicated for use to provide non-invasive ventilatory support to treat adult patients with OSA and respiratory insufficiency caused by central and/or mixed apneas and periodic breathing. ResMed does not expect to sell material quantities of the VPAP Adapt SV until the third quarter of fiscal year 2006, or later.

Employees

As of June 30, 2005, we had 1,927 employees or full time consultants, of which 728 persons were employed in warehousing and manufacturing, 255 in research and development, 944 in sales, marketing and administration. Of our employees and consultants, 952 were located in Australia, 429 in the United States, 530 in Europe and 16 in Asia.

We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Medical Advisory Board

Our Medical Advisory Board, consists of physicians specializing in the field of sleep-disordered breathing and ventilation. Medical Advisory Board members meet as a group twice a year with members of our senior management and members of our research and marketing departments to advise us on technology trends in SDB and other developments in sleep disorders medicine. Medical Advisory Board members are also available to consult on an as-needed basis with our senior management. In alphabetical order, Medical Advisory Board members include:

Claudio Bassetti, M.D., is a neurologist with expertise in general neurology, stroke and sleep medicine. He is a leader in studying the implications of SDB on stroke and is Head of the Neurology Outpatient Clinics and Vice-Chairman of the Neurology Department at the University Hospital, Zurich. Dr. Bassetti is board member of the European Neurological Society, of the Swiss Societies of Neurology, Neuroscience and Sleep and sits on the editorial boards of the Journal of Sleep Research, Sleep Medicine, and Swiss Archives of Neurology and Psychiatry. Dr. Bassetti has produced over 100 publications.

Michael Coppola, M.D., is a leading pulmonary, critical care, and sleep disorders physician and is President of Springfield Medical Associates, a multi-specialty medical group in Springfield, Massachusetts. He is an attending physician at Baystate Medical Center and Mercy Hospital, and a Fellow of the American College of Chest Physicians. Dr. Coppola is also the Medical Director of Sleep Ave LLC, a sleep-disordered breathing specialty company with sites in Massachusetts, Louisiana and Texas, and Associate Clinical Professor of Medicine at Tufts University School of Medicine.

Terence M. Davidson, M.D., F.A.C.S., is Professor of Surgery in the Division of Otolaryngology- Head and Neck Surgery at the University of California, San Diego School of Medicine. He is Section Chief of Head and Neck Surgery at the Veterans Administration, San Diego Healthcare System, and Associate Dean for Continuing Medical Education at the University of California, San Diego. He is also Director of the UCSD Head and Neck Surgery Sleep Clinic in La Jolla, CA.

Anthony N. DeMaria, M.D., is Professor of Medicine and Chief, Division of Cardiology at the University of California, San Diego, specializing in cardiac imaging techniques, particularly echocardiography. He is a Diplomat on the American Board of Internal Medicine and is board certified by the Subspecialty Board in cardiovascular disease. He is a past President of both the

American College of Cardiology and the American Society of Echocardiography. Dr. DeMaria is currently Editor-in-Chief of the Journal of the American College of Cardiology and has authored or co-authored over 400 articles for medical journals.

Neil J. Douglas, M.D., D.Sc., F.R.C.P., is Chairman of the MAB and Professor of Respiratory and Sleep Medicine, University of Edinburgh, an Honorary Consultant Physician, Royal Infirmary of Edinburgh, and Director of the Scottish National Sleep Laboratory. He is President of the Royal College of Physicians of Edinburgh, past Chairman of the British Sleep Society, and past Secretary of the British Thoracic Society. Dr. Douglas has published over 200 papers on breathing during sleep.

Nicholas Hill, M.D., is Professor of Medicine at Tufts University School of Medicine and Chief, Pulmonary, Critical Care and Sleep Division, Tufts-New England Medical Center in Boston. He is a Fellow and Chair of the Home Care Network as well as a member of the Network Steering Committee for the American College of Chest Physicians. For the American Thoracic Society, Dr. Hill is chair of the Program Committee for the Critical Care Assembly as well as a member of the Planning Committee. Dr. Hill’s main research interests are in the acute and chronic applications of noninvasive positive pressure ventilation (NPPV) for treating lung disease as well as the pathogenesis and therapy of pulmonary hypertension.

Barry J. Make, M.D., is Director, Emphysema Center and Pulmonary Rehabilitation National Jewish Medical and Research Center, and Professor of Pulmonary Sciences and Critical Care Medicine of the University of Colorado School of Medicine. He has served on numerous national and international committees for respiratory diseases. Dr. Make’s research and clinical investigations have resulted in a large number of publications on mechanisms, treatment, and rehabilitation of chronic respiratory disorders. His areas of focus are long-term noninvasive ventilation and chronic obstructive pulmonary diseases including emphysema.

Ralph Pascualy, M.D., is Director of the Swedish Sleep Medicine Institute in Seattle, one of the largest sleep diagnostic and treatment facilities in the United States. He has twenty years of experience in the clinical practice of sleep medicine and clinical research. He has developed innovative programs in the clinical screening for sleep apnea, CPAP compliance programs and others to bring sleep medicine services to other medical subspecialties.

Barbara Phillips, M.D., MSPH, FCCP, is Professor of Pulmonary, Critical Care, and Sleep Medicine at the University of Kentucky College of Medicine. She directs the Sleep Center, Sleep Clinics, and Sleep Fellowship at the Samaritan Sleep Center in Lexington, KY. Dr. Phillips serves as a board member of the National Sleep Foundation, on the Health and Science Policy Committee of the American College of Chest Physicians, and on the Clinical Practice Committee of the American Thoracic Society. She has been a recipient of a Sleep Academic Award from the National Institutes of Health, president of the American Board of Sleep Medicine, and a member of the Advisory Board to the National Center of Sleep Disorders Research. Her research interests are the epidemiology of sleep-disordered breathing and sleep disorders in the aged.

Bruce Robinson, M.D., is Head of the Cancer Genetics Laboratory in the Kolling Institute. He is also Head of the Division of Medicine at the Royal North Shore Hospital. Professor Robinson is also Associate Dean (International), Faculty of Medicine, at the University of Sydney and also serves on the Council of the Endocrine Society of Australia.

Jonathan R. L. Schwartz, M.D., is Clinical Professor of Medicine at the University of Oklahoma Health Sciences Center. He also is the medical director of the Integris Sleep Disorders Centers of Oklahoma. He is board certified in sleep disorders medicine, internal medicine, pulmonary disease, and critical care medicine. He is a Fellow of the American Academy of Sleep Medicine, the American College of Physicians, and the American College of Chest Physicians.

Helmut Teschler, M.D., is Professor of Medicine and Head of the Department of Respiratory Medicine, High Dependency Unit, and Centre of Sleep Medicine at the Ruhrlandklinik, Medical Faculty, University of Essen, Germany. He is a Fellow of each of the following Associations: German Pneumology Society, American Thoracic Society, European Respiratory Society and American Sleep Disorders Association.

J. Woodrow Weiss, M.D., is Associate Professor of Medicine and Co-Chairman of the Division of Sleep Medicine at Harvard Medical School as well as Chief, Pulmonary, Critical Care, and Sleep Medicine, Beth Israel Deaconess Medical Center, Boston, MA. He is an internationally recognized researcher in sleep-disorders medicine.

B. Tucker Woodson, M.D., F.A.C.S., is Professor of Otolaryngology and Communication Sciences at the Medical College of Wisconsin, a Diplomat of the American Academy of Sleep Medicine, and a Fellow of the American Academy of Otolaryngology—Head and Neck Surgery and the American College of Surgeons. He is the Director of the Medical College of Wisconsin/Froedert Memorial Lutheran Hospital Center for Sleep. Dr. Woodson also sits on multiple committees for the American Academy of Sleep Medicine and American Academy of Otolaryngology.

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

Sales and warehousing facilities are either leased or owned in Abingdon, England; Munich, Germany; Moenchengladbach, Germany; Bremen, Germany; Hochstadt, Germany; Lyon, France; Paris, France; Basel, Switzerland; Trollhaettan, Sweden; Villach, Austria; Helsinki, Finland; Den Haag, Netherlands and Singapore. Before moving our executive offices and distribution facilities to Poway, California, we leased space for this purpose in San Diego, California. Our lease on those premises expires in 2005. In August 2000, we began subleasing those premises to another company.

ITEM 3	LEGAL PROCEEDINGS

The Company was engaged in litigation relating to the enforcement and defense of certain of its patents during the fiscal year ended June 30, 2005.

2005 Litigation.    On December 23, 2002 three former contractors of our subsidiary MAP Medizin-Technologie GmbH initiated proceedings in Munich 1 Regional Court (Proceedings No. 7 O 23286/02), petitioning the Court for a declaration of inventorship with respect to MAP German Patent Applications identified as No. 100 31 079 and 101 92 802.5 and European Patent Application No. EP 01 967 819.7. On March 10, 2005 the Court entered judgment in favor of the plaintiffs, finding that they should be identified as co-inventors in place of certain individual defendants. In April 2005, MAP filed an appeal of that decision. We do not expect the outcome of this litigation to have an adverse material effect on us.

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

	2005		2004
	High	Low	High	Low

Quarter One, ended September 30	$51.50	$43.90	$43.98	$38.58
Quarter Two, ended December 31	51.10	43.46	46.49	38.05
Quarter Three, ended March 31	60.50	49.81	47.95	40.69
Quarter Four, ended June 30	66.28	56.30	51.56	44.84

As of August 23, 2005, there were 54 holders of record of our common stock. We have not paid any cash dividends on our common stock since our initial public offering of our common stock and we do not currently intend to pay cash dividends in the foreseeable future. We anticipate that all of our earnings and other cash resources, if any, will be retained for the operation and expansion of our business and for general corporate purposes.

Sale of Unregistered Securities

None.

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities

The following table summarizes purchases by us of our common stock during the year ended June 30, 2005:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs(1)
Opening Balance at July 1, 2004	886,369	$34.34	886,369	3,113,631
July 2004	Nil
August 2004	241,090	$45.48	241,090	(241,090)
September 2004	Nil
October 2004	Nil
November 2004	Nil
December 2004	Nil
January 2005	Nil
February 2005	Nil
March 2005	Nil
April 2005	Nil
May 2005	Nil
June 2005	Nil
Total to June 30, 2005	1,127,459	$36.72	1,127,459	2,872,541

(1) On June 6, 2002, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding common stock. There is no expiration date for the repurchase of these shares. For the years ended June 30, 2005 and 2004, we repurchased 241,000 and 471,000 shares at a cost of $11.0 million and $19.0 million respectively. As at June 30, 2005, we have repurchased a total of 1,127,459 shares at a cost of $41.4 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2005. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Consolidated Statement of Income Data:	Years Ended June 30
(In thousands, except per share data)	2005	2004	2003	2002	2001
Net revenues	$425,505	$339,338	$273,570	$204,076	$155,156
Cost of sales	150,645	122,602	100,483	70,827	50,377
Gross profit	274,860	216,736	173,087	133,249	104,779
Selling, general and administrative expenses	135,703	104,706	85,313	64,481	49,364
Research and development expenses	30,014	26,169	20,534	14,910	11,146
Donations to Research Foundations	500	500	-	2,349	-
In-process research and development charge	5,268	-	-	350	17,677
Amortization of acquired intangible assets	870	-	-	-	-
Restructuring expenses	5,152	-	-	-	550
Total operating expenses	177,507	131,375	105,847	82,090	78,737
Income from operations	97,353	85,361	67,240	51,159	26,042
Other income (expenses):
Interest income (expense), net	(808)	(1,683)	(2,549)	(3,224)	(762)
Government grants	-	-	-	-	72
Other, net	81	990	1,907	108	1,962
Gain on extinguishment of debt	-	-	529	6,549	-
Total other income (expenses)	(727)	(693)	(113)	3,433	1,272
Income before income taxes	96,626	84,668	67,127	54,592	27,314
Income taxes	(31,841)	(27,384)	(21,398)	(17,086)	(15,684)
Net income	$64,785	$57,284	$45,729	$37,506	$11,630
Basic earnings per share	$1.89	$1.70	$1.38	$1.17	$0.37
Diluted earnings per share	$1.82	$1.63	$1.33	$1.10	$0.35
Basic shares outstanding	34,322	33,694	33,054	32,174	31,129
Diluted shares outstanding	37,471	35,125	34,439	34,080	33,484

Consolidated Balance Sheet Data:	As of June 30
(In thousands)	2005	2004	2003	2002	2001
Working capital	$141,659	$222,230	$191,322	$142,809	$144,272
Total assets	774,146	549,151	459,595	376,191	288,090
Long-term debt, less current maturities	58,934	113,250	113,250	123,250	150,000
Total stockholders’ equity	474,065	361,499	286,433	192,930	100,366

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have invested significant resources in research and development and product enhancement. Since 1989, we have developed several innovations to the original CPAP device to increase patient comfort and to improve ease of product use. We have been developing products for automated treatment, titration and monitoring of OSA, such as the AutoSet T and AutoSet Spirit flow generators. We have also developed numerous innovations associated with our mask product offerings and they now form a significant part of our product portfolio.

Business Acquisitions

Fiscal year ended June 30, 2005

Saime SA (“Saime”).    On May 19, 2005 we acquired 100% of the outstanding stock of Financiere ACE SAS, the holding company for Saime SA and its affiliates, for net cash consideration of $40.5 million. This was comprised of $51.0 million in consideration, including acquisition costs, less $10.5 million of cash acquired. Additionally, as part of the acquisition we assumed (and immediately repaid) debt of $65.8 million. The acquisition and the immediate repayment of the assumed debt was funded with cash on hand and a five-year secured loan of 50 million Euro, equivalent to $62.7 million, from HSBC Bank Australia Limited.

Saime is a leading developer of ventilation products and distributes its products directly in France and Germany and through a network of distributors in Europe and Asia-Pacific.

The acquisition has been accounted for using purchase accounting and has been included in the company’s operations since the date of acquisition. The company has not yet completed the purchase price allocation as the appraisals associated with the valuation of certain tangible assets are not yet complete. The company does not believe that the appraisals will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation in the six months ended December 31, 2005.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed from Saime at the date of acquisition based on an independent appraisal and internal studies (in thousands):

At May 19, 2005
Cash	$10,532
Accounts receivable	7,829
Inventory	7,031
Other assets	874
Property, plant & equipment	2,112
Developed / core product technology (useful life of 7 years)	30,733
In-Process research and development (expensed immediately)	5,268
Customer relationships (useful life of 9 years)	10,035
Tradenames (useful life of 7 years)	1,631
Goodwill (non-amortizing, non-tax deductible)	66,338
Total assets acquired	$142,383
Current liabilities, primarily consisting of accounts payable, accrued expenses, taxes payable and deferred tax liabilities	(12,329)
Non current liabilities, primarily consisting of capital leases and deferred tax liabilities	(13,271)
Assumed debt repaid upon acquisition	(65,764)
Net assets acquired	$51,019

Since its formation in 1987, Saime has developed a complete range of ventilators for use in the home and hospital markets. Saime distributes its products directly in France and Germany and through a network of distributors in Europe and Asia Pacific. Saime develops, manufactures and markets products from its headquarters near Paris, with a staff of approximately 100.

The company believes that the Saime acquisition resulted in the recognition of goodwill primarily because of its industry position and management strength. In addition, Saime’s products complete our line of homecare ventilation products and will immediately expand our market presence and distribution network in Europe and other regions. The Saime devices will complement our VPAPIII and Autoset CS devices and will allow us to provide the full range of options for patients who need ventilatory assistance.

Hoefner Medizintechnick GmbH (“Hoefner”).     On February 14, 2005 we acquired 100% of the outstanding stock of Hoefner Medizintechnick GmbH (“Hoefner”), for net cash consideration of $8.2 million. This was comprised of the $10.7 million in total consideration, including acquisition costs, less $2.5 million of cash acquired. Under the purchase agreement, we may also be required to make additional future payments of up to $0.9 million based on the achievement of certain performance milestones following the acquisition through December 31, 2006. Hoefner is a German-based company that distributes medical equipment and associated services for the treatment of sleep and respiratory patients. Hoefner was our Bavarian distributor before the acquisition, and the acquisition is consistent with our strategy for ongoing expansion of our international operations. We have been particularly successful in selling directly in Europe. We believe selling directly improves our understanding of local markets as well as our relationships with physicians and payers. The acquisition also brings us into closer contact with patients and allows us to more directly respond to their needs.

The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from February 14, 2005. An amount of $8.2 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $2.5 million, has been recorded as goodwill.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. The fair values were determined by an independent appraisal and internal studies. The following table summarizes the final purchase price allocation of the assets acquired and liabilities assumed from Hoefner at the date of acquisition (in thousands):

At February 14, 2005
Cash	$2,450
Accounts receivable	1,576
Inventory	3,526
Other assets	235
Property, plant & equipment	747
Customer relationships (useful life of 7 years)	1,828
Goodwill (non-amortizing, non-tax deductible)	8,202
Total assets acquired	$18,564
Current liabilities, primarily consisting of accounts payable, accrued expenses, taxes payable and deferred revenue	(4,333)
Non-current liabilities, primarily consisting of deferred revenue and deferred tax liabilities	(3,573)
Net assets acquired	$10,658

Resprecare BV.    On December 1, 2004 we acquired substantially all the assets of Resprecare BV, our Dutch distributor, for initial consideration of $5.9 million in cash, including acquisition costs. The acquisition of the exclusive Dutch distributor is consistent with our strategy for ongoing expansion of our international operations. Under the purchase agreement, we potentially were also required to make up to $1.4 million of additional future payments based on the achievement of certain milestones. Of these potential additional payments, $0.6 million was paid in January 2005 as a result of the successful achievement of a performance milestone and a further $0.7 million was accrued at June 30, 2005 as a result of the integration of the Dutch subsidiary of our subsidiary MAP with the newly-acquired Resprecare business. The decision to integrate these operations determined the amount of the final future payment, which will be paid in January 2006.

The acquisition has been accounted for using purchase accounting and accordingly, the results of operations of Resprecare have been included within our consolidated financial statements from December 1, 2004. An amount of $4.4 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $2.8 million, has been recorded as goodwill, which will be tax deductible. An independent third party has completed a valuation of identifiable intangible assets associated with the Resprecare acquisition. As a result of this valuation, $1.7 million that was preliminarily allocated to goodwill has been recorded as a customer relationship intangible asset and is being amortized over its estimated useful life of seven years.

We expect that the acquisitions of Resprecare, Hoefner and Saime will not have a significant impact on the historical relationship of our gross profit, selling, general and administrative expense and research and development expense, expressed as a percentage of our net revenue.

Fiscal year ended June 30, 2004

Respro Medical Company Limited (“Respro”).    On July 2, 2003 we acquired the assets of Respro Medical Company Limited (“Respro”), our Hong Kong distributor for total consideration of $184,000 in cash. The acquisition has been accounted for using purchase accounting and accordingly, the results of operations of Respro have been included within our consolidated financial statements from July 2, 2003. An amount of $89,000, representing the excess of the purchase price over the fair value of net identifiable assets acquired of $95,000, has been recorded as goodwill.

Fiscal year ended June 30, 2003

John Stark and Associates.    On July 24, 2002 we acquired the business of John Stark and Associates, our Texas representative, for total consideration of $300,000 in cash. The acquisition has been accounted for using purchase accounting and accordingly, the results of operations of John Stark and Associates were included within our consolidated financial statements from July 24, 2002. An amount of $300,000, representing the excess of the purchase price over the fair value of net identifiable assets acquired of $nil, has been recorded as goodwill.

In-Process Research and Development Charge (IPR&D)

On acquisition of Saime in May 2005, we recognized as an expense a charge of $5.3 million with respect to IPR&D programs under active development by Saime that, at date of acquisition, had not reached technological feasibility and had no alternative future use. The estimated fair value assigned to IPR&D was based on an independent appraisal and was comprised of the following projects (in thousands):

Project	Value of IPR&D
Upgrade of the Elisee Series of ventilators	$1,379
Next generation of portable ventilators	$3,889
Total	$5,268

The value of IPR&D was calculated by identifying research projects in areas for which technological feasibility had not been established, estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the reduced percentage completion of the projects thereto. The discount rate used in the analysis was 25%, which was based on the risk profile of the acquired assets.

As of the date of acquisition, these projects have estimated costs to complete totaling approximately $1.1 million. The projects were in various stages of development but are expected to reach completion at various dates ranging from 1 to 3 years.

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

Tax Expense

Our income tax rate is governed by the laws of the regions in which our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal 2005, 2004 and 2003. During fiscal 2005, 2004 and 2003, our effective tax rate has fluctuated between approximately 31% and approximately 33%. These fluctuations have resulted from, and future effective tax rates will depend upon, numerous factors, including the amount of research and development expenditures for which a 125% Australian tax deduction is available, the level of non-deductible expenses, and other tax credits or benefits available to us under applicable tax laws.

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

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004

Net Revenues.    Net revenue increased for the year ended June 30, 2005 to $425.5 million from $339.3 million for the year ended June 30, 2004, an increase of $86.2 million or 25%. The increase in net revenue was attributable to an increase in unit sales of our flow generators, masks and accessories. Sales also benefited from an appreciation of international currencies against the U.S. dollar (increasing sales by approximately $10.4 million). Net revenue in North and Latin America increased for the year ended June 30, 2005 to $218.1 million from $166.1 million for the year ended June 30, 2004, an increase of $52.0 million or 31%. This growth has been generated by increased public and physician awareness of sleep-disordered breathing together with our continued investment in our sales force and marketing initiatives. Product releases during the year, in particular our Mirage Swift mask, have also contributed strongly to our sales growth.

Net revenue in markets outside the Americas increased for the year ended June 30, 2005 to $207.4 million from $173.2 million for the years ended June 30, 2005 and 2004 respectively, an increase of 20%. International sales growth for the year ended June 30, 2005 reflects organic growth in the overall sleep-disordered breathing market, appreciation of international currencies against the U.S. dollar and the acquisition during the year of Resprecare, Hoefner and Saime. These acquisitions contributed incremental revenue of $11.5 million for the year ended June 30, 2005. Excluding the impact of acquisitions, international sales grew by 13%.

Sales of flow generators for the year ended June 30, 2005 totaled $209.8 million, an increase of 24% compared to the year ended June 30, 2004, including increases of 22% in North and Latin America and 25% elsewhere. Sales of mask systems, motors and other accessories totaled $215.7 million, an increase of 27%, including increases of 38% in North and Latin America and 12% elsewhere, for the year ended June 30, 2005, compared to the year ended June 30, 2004. These increases primarily reflect growth in the overall sleep-disordered breathing market, acquisitions during the year, appreciation of international currencies against the U.S. dollar and new product releases.

Gross Profit.    Gross profit increased for the year ended June 30, 2005 to $274.9 million from $216.7 million for the year ended June 30, 2004, an increase of $58.2 million or 27%. Gross profit as a percentage of net revenue increased for the year ended June 30, 2005 to 65% from 64% for the year ended June 30, 2004. The improvement in gross margin reflects a more favorable product mix due to increased sales of higher margin mask products and new product introductions.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2005 to $135.7 million from $104.7 million for the year ended June 30, 2004, an increase of $31.0 million or 30%. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2005 was 32%, marginally higher than 31% in the year ended June 30, 2004. The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth, the acquisitions of Resprecare, Hoefner and Saime, continued infrastructure investment, particularly in our European businesses, and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to appreciation of international currencies against the U.S. dollar, which added approximately $4.0 million to our expenses as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to continue in the historical range of 31% to 33%.

Donations to Foundations.    In the years ended June 30, 2005 and 2004 we donated $0.5 million and $0.5 million, respectively, to the ResMed Foundation in the U.S., and the Resmed Foundation Limited in Australia. The Foundation’s overall mission includes the education of both the public and physicians about the inherent dangers of untreated SDB/OSA, particularly as it relates to cerebrovascular and cardiovascular disease.

Research and Development Expenses.    Research and development expenses increased for the year ended June 30, 2005 to $30.0 million from $26.2 million for the year ended June 30, 2004, an increase of $3.8 million or 15%. As a percentage of net revenue, research and development expenses were 7% for the year ended June 30, 2005 compared to 8% for the year ended June 30, 2004. The increase in research and development expenses was primarily due to higher employee compensation and increased charges for consulting fees and technical assessments incurred to facilitate development of new products. The increase also reflects an appreciation of the Australian dollar against the U.S. dollar, as the majority of research and development costs are incurred in Australian dollars. The appreciation of international currencies against the U.S. dollar added approximately $1.3 million to our research and development expenses as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue in the range of 5% to 7%.

In-process Research and Development Charge.    Purchased in-process research and development of $5.3 million was expensed upon acquisition of Saime as technological feasibility of the products under development had not been established and no further alternative uses existed. The nature of this charge is explained more fully in note 20 to the consolidated financial statements.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2005 totaled $0.9 million ($nil for the year ended June 30, 2004) and related to acquired intangible assets totaling $46.0 million associated with the acquisitions of Saime, Hoefner and Resprecare.

Restructure.    Restructuring expenses incurred for the year ended June 30, 2005 were $5.2 million and consisted of restructure charges associated with our integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have completed the relocation of our ResMed Germany operation, previously located in Moenchengladbach, to Munich and associated integration of the back office functions including customer service, logistics and administration. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

Other Income (Expense), Net.    Other expense, net for the year ended June 30, 2005 was $0.7 million, consistent with the year ended June 30, 2004. In fiscal year 2005, other expense, net reflected lower net foreign currency exchange gains, partially offset by lower interest expense due to the reduction in our convertible note debt that occurred in the 2004 fiscal year.

Income Taxes.    Our effective income tax rate increased to approximately 33% for the year ended June 30, 2005 from approximately 32% for the year ended June 30, 2004. However, adding back the impact of the non-deductible in-process research and development charge of $5.3 million taken in the year ended June 30, 2005 would result in an adjusted effective tax rate of approximately 31%. The lower adjusted effective tax rate was primarily due to our geographical mix of taxable income. In particular, we continue to benefit from the Australian corporate tax rate of 30% and certain Australian R&D tax benefits because we generate a majority of our taxable income in Australia.

Net Income.    As a result of the factors above, our net income for the year ended June 30, 2005 was $64.8 million or $1.82 per diluted share compared to net income of $57.3 million or $1.63 per diluted share for the year ended June 30, 2004. The restructuring expenses, in-process research and development charge and amortization of acquired intangible assets described above constituted a reduction of $0.24 and $0.00 per diluted share on an after-tax basis, respectively, for the years ended June 30, 2005 and 2004.

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

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

Donations to Foundation.    In the year ended June 30, 2004 we donated $0.5 million to the ResMed Foundation in the U.S., and the Resmed Foundation Limited in Australia. The Foundation’s overall mission includes the education of both the public and physicians about the inherent dangers of untreated SDB/OSA, particularly as it relates to cerebrovascular and cardiovascular disease.

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

Liquidity and Capital Resources

As of June 30, 2005 and June 30, 2004, we had cash and cash equivalents and marketable securities available-for-sale of $142.2 million and $140.9 million, respectively. Working capital was $141.7 million and $222.2 million at June 30, 2005 and June 30, 2004 respectively. The reduction in working capital predominantly reflects the classification of our outstanding convertible subordinated notes due June 20, 2006 from a non- current liability as at June 30, 2004, to a current liability as at June 30, 2005.

Inventories at June 30, 2005 increased by $33.3 million or 60% to $89.1 million compared to June 30, 2004 inventories of $55.8 million. Excluding the incremental inventories from acquisitions, our inventories increased by $22.0 million or 39%. This percentage increase in inventories was higher than the increase of 25% in revenues in the year ended June 30, 2005 compared to the year ended June 30, 2004. The higher inventory growth reflects management’s decision to increase inventory levels, particularly in raw materials, to accommodate our increasing production volumes. In addition to this, raw material inventories have increased to support production of our recently launched S8 flow generator. Accounts receivable at June 30, 2005 were $104.0 million, an increase of $36.8 million or 55% over the June 30, 2004 accounts receivable balance of $67.2 million. Excluding the incremental increase from acquisitions, our accounts receivables have increased by $27.3 million or 41%. This increase was higher than the 25% incremental increase in revenues for the year ended June 30, 2005 compared to the year ended June 30, 2004. The deterioration in ageing largely reflects higher than normal receivable balances relative to sales in Germany as delays in processing of invoices have also resulted in timing of collections being delayed. Accounts receivable days outstanding increased to 71 days for the year ended June 30, 2005, compared to 64 days for the year ended June 30, 2004. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2005 and 2004 was 3.0% and 4.5%, respectively. The credit quality of our customers remains consistent with our past experience.

During the year ended June 30, 2005, we generated cash of $71.1 million from operations. This was lower than the cash generated from operations for the year ended June 30, 2004 of $76.5 million and primarily reflects the increase in inventory and receivables attributable to the factors described above.

Capital expenditures for the years ended June 30, 2005 and 2004 aggregated $39.7 million and $57.2 million respectively. For the year ended June 30, 2005, $23.5 million of the expenditure related to the construction of our new manufacturing facility. The capital expenditures in the year ended June 30, 2005 primarily reflected the construction of our new manufacturing, research and development building, office facilities, computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $174.2 million at June 30, 2005 compared to $147.3 million at June 30, 2004.

We are currently building our new research and development and office facilities at our existing site in Sydney, Australia and expect this to be completed by the second half of calendar 2006. We estimate that the additional building costs for the new research and development and office facilities will be approximately $49.0 million. We expect to fund the project through a combination of cash on hand and cash generated from operations.

On May 16, 2005 we obtained a five-year loan of 50 million Euro, equivalent to $62.7 million, from HSBC Bank Australia Limited, to fund the acquisition of Saime SA.

On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearney Mesa, San Diego will allow us to develop a new corporate headquarters. We expect to commence building during calendar year 2006 and begin moving into the facility in calendar 2007. As part of the funding of the purchase we drew down $10.0 million from our existing $15.0 million revolving line of credit with Union Bank of California.

Details of contractual obligations at June 30, 2005 are as follows:

		Payments Due by Period
In $000’s	Total	2006	2007	2008	2009	2010	Thereafter
Long-Term Debt	$173,694	$115,366	$4,534	$8,161	$12,392	$33,241	$-
Operating Leases	15,021	5,563	3,323	2,135	1,650	1,005	1,345
Capital Leases	675	69	69	69	69	69	330
Unconditional Purchase Obligations	49,047	45,674	3,373	-	-	-	-
Total Contractual Cash Obligations	$238,437	$166,672	$11,299	$10,365	$14,111	$34,315	$1,675

Details of other commercial commitments at June 30, 2005 are as follows:

In $000’s	Total Amounts Committed	Amount of Commitment Expiration Per Period
		2006	2007	2008	2009	2010	Thereafter
Standby Letters of Credit	32	32	-	-	-	-	-
Guarantees*	1,190	-	439	-	211	-	540
Total Commercial Commitments	$1,222	$32	$439	$-	$211	$-	$540

*The above guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations and a $5.0 million undrawn revolving line of credit with Union Bank of California. Beyond this, we are currently reviewing our funding needs and existing facilities to provide flexibility for future business needs and facilitate the refinancing of our convertible notes should they not convert to common stock before maturity on June 20, 2006.

During the year ended June 30, 2005, we did not repurchase any convertible subordinated notes. Our convertible subordinated notes are due to mature on June 20, 2006.

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

Critical Accounting Principles and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, goodwill, impaired assets, intangible assets, income taxes, deferred tax valuation allowances and contingencies.

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

(3)    Valuation of Goodwill, Intangible and Other Long-Lived Assets.    We use assumptions in establishing the carrying value, fair value and estimated lives of our goodwill, intangibles and other long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS 123(R), “Share-Based Payment”, which is a revision of SFAS 123. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. This statement also eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The statement, which was delayed, is effective at the beginning of the fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The accounting provision SFAS 123(R) is effective beginning in our interim period ending September 30, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees before the effective date of SFAS 123(R) that remain unvested on the effective date; or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We expect to adopt the modified prospective method.

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options, which are granted with exercise prices equal to the fair market value of our common stock on the date of grant. We are currently reviewing the impact of the adoption of SFAS 123(R) however we expect the adoption of SFAS 123(R) will have a significant impact on our results of operations.

In December 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29,’ Accounting for Non-monetary Transactions’.” The amendments are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for fiscal periods beginning after June 15, 2005, however earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement will be applied prospectively. We do not believe the adoption of this statement will have a material impact on our financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS 151, “Inventory Costs”, which sought to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal operating capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not believe the adoption of this statement will have a material impact on our financial condition or results of operations.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET AND BUSINESS RISKS

Foreign Currency Market Risk

Our functional currency is the U.S. dollar, although the financial statements of our non-U.S. subsidiaries are maintained in their respective local currencies. We transact business in various foreign currencies, including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian manufacturing activities and international sales operations.

We have established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditure. The goal of this hedging program is to economically guarantee or lock-in the exchange rates on our foreign currency exposures denominated in Euro’s and the Australian dollar. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We have determined our hedge program to be a non-effective hedge as defined under SFAS 133. The foreign currency derivatives portfolio is recorded in the consolidated balance sheets at fair value and included in other assets or other liabilities. All movements in the fair value of the foreign currency derivatives are recorded within other income, net on our consolidated statements of income.

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2005 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar (AUD)	US Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Singapore Dollar (SGD)	New Zealand Dollar (NZD)	Swedish Krona (SEK)	Swiss Franc (CHF)	Japanese Yen (JPY)
AUD
Functional Currency Entities:
Assets	$-	$86,592	$86,799	$2,925	$975	$1,600	$730	$705	$-
Liability	-	(19,738)	(61,160)	(6,132)	(52)	(22)	-	-	(497)
Net Total	-	66,854	25,639	(3,207)	923	1,578	730	705	(497)
USD
Functional Currency Entities:
Assets	23,846	-	4,676	-	-	-	-	-	-
Liability	$-	-	-	-	-	-	-	-	-
Net Total	23,846	-	4,676	-	-	-	-	-	-
EURO
Functional Currency Entities:
Assets	4,675	3,950	-	-	-	-	-	266	-
Liability	(59)	(295)	-	-	-	-	-	(511)	-
Net Total	4,616	3,655	-	-	-	-	-	(245)	-
GBP
Functional Currency Entities:
Assets	-	2,775	1,694	-	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-
Net Total	-	2,775	1,694	-	-	-	-	-	-
CHF
Functional Currency Entities:
Assets	763	4	69	9	-	-	-	-	-
Liability	-	(4)	(16)	(19)	-	-	-	-	-
Net Total	$763	$-	$53	$(10)	$-	$-	$-	$-	$-

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at June 30, 2005. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)				Fair Value Assets / (Liabilities)
				As of June 30
	FY 2006	FY 2007	Total	2005	2004
Foreign Exchange Call Options
(Receive AUD$/Pay U.S.$)
Option amount	$66,000	$36,000	$102,000	$2,240	$1,816
Average contractual exchange rate	AUD $1 = USD 0.747	AUD $1 = USD 0.788	AUD $1 = USD 0.761
(Receive AUD$/Pay Euro)
Option amount	$21,762	$21,762	$43,524	$758	$180
Average contractual exchange rate	AUD $1 = Euro 0. 62	AUD $1 = Euro 0.66	AUD $1 = Euro 0.64

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2005 we had total long-term debt, including the current portion of those obligations, of $174.4 million. Of this debt, $113.9 million is at fixed interest rates and $60.5 million is subject to variable interest rates.

A hypothetical 10% change in interest rates during the twelve months ended June 30, 2005, would not have a material impact on pretax income. We have no interest rate hedging agreements.

Forward-Looking Statements

This report on Form 10-K contains or may contain certain forward-looking statements and information that are based on our management’s beliefs, as well as on estimates and assumptions made by, and information currently available to our management. The words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future” and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as the cardiovascular and stroke markets. These forward-looking statements are made under the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified under the caption “Risk Factors” below and elsewhere in this report. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

Risk Factors

The risks and uncertainties that may affect our business, financial condition or results of operations include the following:

Our inability to compete successfully in our markets may harm our business.    The markets for our sleep-disordered breathing products are highly competitive and are characterized by frequent product improvements and evolving technology. Our ability to compete successfully depends, in part, on our ability to develop, manufacture and market innovative new products. The development of innovative new products by our competitors or the discovery of alternative treatments or potential cures for the conditions that our products treat could make our products noncompetitive or obsolete.

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

We have limited resources to market to approximately 3,000 U.S. sleep clinics and the more than 6,000 home health care dealer branch locations, most of which use, sell or recommend several brands of products. In addition, home health care dealers have experienced price pressures as government and third-party reimbursement have declined for home care products, and home health care dealers are requiring price discounts and longer periods of time to pay for products purchased from us. We cannot assure you that sleep clinic physicians will continue to prescribe our products, or that home health care dealers or patients will not substitute competing products when a prescription specifying our products has been written.

We have expanded our marketing activities to target the population with a predisposition to sleep- disordered breathing as well as primary care physicians and various medical specialists. We cannot assure you that these marketing efforts will be successful in increasing awareness or sales of our products.

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

If we fail to integrate our recent acquisitions with our operations, our business could suffer.     During the fiscal year ended June 30, 2005 we acquired Saime SA, Hoefner and Resprecare. We are currently in the process of integrating our operations with these recent acquisitions. The integration will require significant efforts from each company. We may find it difficult to integrate the operations as personnel may leave, licensees, distributors or suppliers may terminate their arrangements, or demand amended terms to these arrangements. Additionally, our management may have their attention diverted while trying to integrate these companies. This diversion or these difficulties in integration could have an adverse impact on us. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of these acquisitions

If we fail to properly implement restructure plans, our business could suffer.    We recently merged the operations of ResMed Germany and MAP into a single operating unit as part of our German restructure plan. We have relocated our ResMed Germany operations to Munich, and are integrating the back office functions, including customer service, logistics and administration. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies, cost savings and success. If we are not able to successfully integrate the operations we may not fully realize the anticipated benefits of the restructure.

Changes in assumptions used in the purchase accounting of our recent acquisitions may impact our future operating results.    The acquisitions have been accounted for using purchase accounting and accordingly have been included in the company’s operations since the date of acquisition. We allocate the purchase price according to the fair value of assets and liabilities assumed, intangible assets and in process research and development as at the date of acquisition. The excess of the purchase price over the fair values of acquired net assets is recorded as goodwill. We utilize independent appraisals with our own internal studies and management assumptions to estimate the fair values. If our estimates change due to inaccurate assumptions or other circumstances our future financial results maybe impacted. This may result in goodwill becoming impaired and changes to the amount of amortization charges of certain identifiable intangible assets.

We manufacture substantially all of our products outside the U.S. and sell a significant portion of our products in non-U.S. markets, subjecting us to various risks relating to international activities that could adversely affect our overall profitability.    Sales outside North and Latin America accounted for approximately 49%, 51%, and 52% of our net revenues in fiscal years 2005, 2004 and 2003, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our U.S. operations, including:

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

Any new product introduction or existing product modification could be subjected to a lengthier, more rigorous FDA examination process. For example, in certain cases we may need to conduct clinical trials of a new product before submitting a 510(k) notice. Additionally, we may be required to obtain premarket approvals for our products. The requirements of these more rigorous processes could delay product introductions and increase the costs associated with FDA compliance. Marketing and sale of our products outside the United States are also subject to regulatory clearances and approvals, and if we fail to obtain these regulatory approvals, our sales could suffer.

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

We are subject to tax audits by various tax authorities in many jurisdictions.    From time to time we may be audited by the tax authorities and are still subject to an ongoing German tax audit. Any final assessment resulting from this audit could result in material changes to our past or future taxable income, tax payable or deferred tax assets, and could require us to pay penalties and interest that could materially adversely affect our financial results.

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

You may not be able to enforce the judgments of U.S. courts against some of our assets or officers and directors.    A substantial portion of our assets are located outside the United States. Additionally, two of our eight directors and two of our six executive officers reside outside the United States, along with all or a substantial portion of the assets of these persons. As a result, it may not be possible for investors to enforce judgments of U.S. courts relating to any liabilities under U.S. securities laws against our assets, those persons or their assets. In addition, we have been advised by our Australian counsel that some doubt exists as to the ability of investors to pursue claims based on U.S. securities laws against these assets or these persons in Australian courts.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

a)	Index to Consolidated Financial Statements

b)	Supplementary Data

Quarterly Financial Information (unaudited)—The quarterly results for the years ended June 30, 2005 and 2004 are summarized below (in thousands, except per share amounts):

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$87,733	$103,893	$108,454	$125,425	$425,505
Gross profit	56,411	68,378	70,295	79,776	274,860
Net income	13,926	17,404	17,877	15,578	64,785

Basic earnings per share	$0.41	$0.51	$0.52	$0.45	$1.89
Diluted earnings per share	$0.39	$0.49	$0.50	$0.43	$1.82

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$72,878	$82,292	$91,277	$92,891	$339,338
Gross profit	47,158	52,424	57,550	59,604	216,736
Net income	12,249	14,151	15,029	15,855	57,284

Basic earnings per share	$0.36	$0.42	$0.45	$0.47	$1.70
Diluted earnings per share	$0.35	$0.40	$0.43	$0.45	$1.63

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of ResMed, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on our assessment and those criteria, management has concluded that the Company did maintain effective internal control over financial reporting as of June 30, 2005.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

Scope of Management’s Report

Management’s assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of Saime, Hoefner and Resprecare, which were acquired purchase business combinations on May 19, 2005, February 8, 2005 and December 14, 2004, respectively. Purchase combinations excluded from fiscal 2005 scope represents approximately 20% of the total assets and approximately 3% of the net sales, respectively, of our consolidated financial statements as of June 30, 2005 and the year ended June 30, 2005.

RESMED INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ResMed Inc. maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ResMed Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

RESMED INC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

In our opinion, management’s assessment that ResMed Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ResMed Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

ResMed Inc. acquired Saime, Hoefner and Resprecare during 2005, and management excluded from its assessment of the effectiveness of ResMed Inc.’s internal control over financial reporting as of June 30, 2005, Saime, Hoefner and Resprecare’s internal control over financial reporting associated with total assets of 20% and total revenues of 3% included in the consolidated financial statements of ResMed Inc. and subsidiaries as of and for the year ended June 30, 2005. Our audit of internal control over financial reporting of ResMed Inc. also excluded an evaluation of the internal control over financial reporting of Saime, Hoefner and Resprecare.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated September 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP San Diego, California September 10, 2005

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to our definitive Proxy Statement for our November 18, 2005, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2005.

ITEM 11	EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for our November 18, 2005, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2005.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for our November 18, 2005, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2005.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No material transactions.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for our November 18, 2005, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2005.

PART IV

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Consolidated Financial Statements and Schedule – The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

2.	Exhibits

3.1	Certificate of Incorporation of Registrant, as amended(1)

3.2	By-laws of Registrant(1)

4.1	Form of certificate evidencing shares of Common Stock(1)

4.2	Rights agreement dated as of April 23, 1997(2)

4.3	Indenture dated as of June 20, 2001, between ResMed Inc and American Stock Transfer & Trust Company(5)

4.4	Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC(5)

4.5	Registration Rights Agreement dated as of May 14, 2002 between ResMed Inc, and Mr Leslie Hoffman(6)

10.1	1995 Stock Option Plan(1)

10.2	1997 Equity Participation Plan(3)

10.3	Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended(1)

10.5	Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994(1)

10.6	Lease for 10121 Carroll Canyon Road, San Diego CA 92131-1109, USA(4)

10.7	Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia(5)

10.8	Employment Agreement dated as of May 14, 2002, between Servo Magnetics Acquisition Inc., and Mr Leslie Hoffman(6)

10.9	Agreement for the purchase of Lot 6001, Norwest Boulevarde, Norwest Business Park, Baulkham Hills, Australia(6)

10.10	2003 Employee Stock Purchase Plan(7)

10.11	Loan Agreement between ResMed Limited and HSBC Bank Australia Limited

10.12	Saime Purchase Agreement

21.1	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent and Report on Schedule

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.

(2) Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed on April 25, 1997.

(3)Incorporated by reference to the Registrant’s 1997 Proxy Statement.

(4)Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 1998.

(5)Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2001.

(6)Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2002.

(7) Incorporated by reference to the Registrant’s 2003 Proxy Statement.

RESMED INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2005, and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ResMed Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 10, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

September 10, 2005

F1

RESMED INC AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2005 and 2004

(In thousands, except share and per share data)

	June 30, 2005	June 30, 2004

Assets
Current assets:
Cash and cash equivalents	$142,185	$128,907
Marketable securities available for sale (note 4)	-	12,021
Accounts receivable, net of allowance for doubtful accounts of $3,199 and $3,197 at June 30, 2005 and 2004, respectively	103,951	67,242
Inventories, net (note 5)	89,107	55,797
Deferred income taxes (note 14)	15,230	12,033
Prepaid expenses and other current assets	9,737	6,821

Total current assets	360,210	282,821
Property, plant and equipment, net of accumulated depreciation of $88,970 and $60,330 at June 30, 2005 and 2004, respectively (note 7)	174,168	147,268
Goodwill (note 8)	181,106	106,075
Other intangibles (note 8)	49,371	4,814
Other assets	9,291	8,173

Total non-current assets	413,936	266,330

Total assets	$774,146	$549,151

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,416	$18,574
Accrued expenses (note 9)	34,414	22,591
Deferred Revenue	12,327	8,759
Income taxes payable	21,959	8,470
Current portion of deferred profit on sale-leaseback	-	2,197
Current portion of long-term debt (note 10)	115,435	-

Total current liabilities	218,551	60,591
Non-current liabilities:
Deferred income taxes (note 14)	11,695	4,992
Deferred revenue	10,901	8,819
Long-term debt (note 10)	58,934	113,250

Total non-current liabilities	81,530	127,061

Total liabilities	300,081	187,652

Commitments and contingencies (notes 17, 18 and 19)	-	-
Stockholders’ equity: (note 12)
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued	-	-
Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares authorized; none issued	-	-
Common stock, $.004 par value, 100,000,000 shares authorized;
Issued and outstanding 35,000,540 at June 30, 2005 and 33,858,272 at June 30, 2004	140	135
(excluding 1,127,459 and 886,369 shares held as Treasury Stock respectively)
Additional paid-in capital	180,005	132,875
Retained earnings	282,441	217,656
Treasury stock, at cost	(41,405)	(30,440)
Accumulated other comprehensive income (note 6)	52,884	41,273

Total stockholders’ equity	474,065	361,499

Total liabilities and stockholders’ equity	$774,146	$549,151

See accompanying notes to consolidated financial statements.

F2

RESMED INC AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2005, 2004 and 2003

(In thousands, except per share data)

	June 30, 2005	June 30, 2004	June 30, 2003

Net revenues	$425,505	$339,338	$273,570
Cost of sales	150,645	122,602	100,483

Gross profit	274,860	216,736	173,087

Operating expenses:
Selling, general and administrative	135,703	104,706	85,313
Research and development	30,014	26,169	20,534
Donations to Research Foundations	500	500	-
In-process research and development charge (note 20)	5,268	-	-
Amortization of acquired intangible assets	870	-	-
Restructuring expenses (note 11)	5,152	-	-

Total operating expenses	177,507	131,375	105,847

Income from operations	97,353	85,361	67,240

Other income (expenses):
Gain on extinguishment of debt	-	-	529
Interest income (expense), net	(808)	(1,683)	(2,549)
Other, net (note 13)	81	990	1,907

Total other income (expenses), net	(727)	(693)	(113)

Income before income taxes	96,626	84,668	67,127
Income taxes (note 14)	31,841	27,384	21,398

Net income	$64,785	$57,284	$45,729

Basic earnings per share	$1.89	$1.70	$1.38
Diluted earnings per share (note 2-j)	$1.82	$1.63	$1.33

Basic shares outstanding	34,322	33,694	33,054
Diluted shares outstanding	37,471	35,125	34,439

See accompanying notes to consolidated financial statements.

F3

RESMED INC AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2005, 2004 and 2003

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (loss)		Comprehensive Income
	Shares	Amount		Shares	Amount			Total
Balance, June 30, 2002	33,108	132	94,153	(290)	(7,873)	114,643	(8,125)	192,930

Common stock issued on exercise of options (note 12)	678	2	9,029					9,031
Treasury stock purchases				(125)	(3,542)			(3,542)
Tax benefit from exercise of options			4,250					4,250
Comprehensive income:
Net income						45,729		45,729	45,729
Other comprehensive income
Foreign currency translation adjustments							38,131	38,131	38,131
Unrealized losses on marketable securities							(96)	(96)	(96)

Comprehensive income/(loss)									$83,764

Balance, June 30, 2003	33,786	134	107,432	(415)	(11,415)	160,372	29,910	286,433

Common stock issued on exercise of options (note 12)	958	3	20,338					20,341
Treasury stock purchases		(2)		(471)	(19,025)			(19,027)
Tax benefit from exercise of options			5,105					5,105
Comprehensive income (note 6):
Net income						57,284		57,284	57,284
Other comprehensive income
Foreign currency translation adjustments							11,366	11,366	11,366
Unrealized losses on marketable securities							(3)	(3)	(3)

Comprehensive income/(loss)									$68,647

Balance, June 30, 2004	34,744	$135	$132,875	(886)	($30,440)	$217,656	$41,273	$361,499

Common stock issued on exercise of options (note 12)	1,317	5	36,770					36,775
Common stock issued on employee share purchase plan (note 12)	67	1	2,650					2,651
Treasury stock purchases		(1)		(241)	(10,965)			(10,966)
Tax benefit from exercise of options			7,710					7,710
Comprehensive income (note 6):
Net income						64,785		64,785	64,785
Other comprehensive income
Foreign currency translation adjustments							11,617	11,617	11,617
Unrealized losses on marketable securities							(6)	(6)	(6)

Comprehensive income/(loss)									$76,396

Balance, June 30, 2005	36,128	$140	$180,005	(1,127)	($41,405)	$282,441	$52,884	$474,065

See accompanying notes to consolidated financial statements.

F4

RESMED INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2005, 2004 and 2003

(In thousands)

	June 30, 2005	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net income	$64,785	$57,284	$45,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,292	17,867	12,583
Provision for service warranties	501	213	332
Deferred income taxes	(7,997)	1,259	2,002
Foreign currency options revaluation	293	982	(2,117)
Amortization of deferred borrowing costs	834	804	834
Tax benefit from stock options exercised	7,710	5,105	4,250
Gain on extinguishment of debt	-	-	(529)
Release of profit on sale of building	(2,371)	(2,440)	(2,012)
Purchased in-process research and development write off	5,268	-	-

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(27,996)	(13,129)	(6,102)
Inventories, net	(22,562)	(6,722)	(2,988)
Prepaid expenses and other current assets	558	15	(2,333)
Accounts payable, accrued expenses and other liabilities	23,764	15,303	9,635

Net cash provided by operating activities	71,079	76,541	59,284

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,691)	(57,246)	(25,635)
Purchases of marketable securities - available for sale	(401,546)	(78,890)	(13,544)
Proceeds from sale of marketable securities - available for sale	413,576	73,376	26,845
Patent registration costs	(2,819)	(2,358)	(1,560)
Business acquisitions, net of cash acquired of $12,982 ($Nil in 2004 and 2003)	(54,425)	(184)	(300)
Purchases of non-trading investments	(1,873)	(1,535)	(1,625)
Proceeds from sale of non-trading investments	-	-	3,936

Net cash used in investing activities	(86,778)	(66,837)	(11,883)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	39,426	20,341	9,031
Repayment of assumed borrowings from acquisitions	(65,764)	-	-
Proceeds from borrowings, net of borrowing costs	62,500	-	-
Redemption of borrowings, convertible note	-	-	(9,217)
Purchases of treasury stock	(10,966)	(19,027)	(3,542)
Installment payment for property purchase	-	-	(12,609)

Net cash provided by (used in) financing activities	25,196	1,314	(16,337)

Effect of exchange rate changes on cash	3,781	3,398	10,567

Net increase in cash and cash equivalents	13,278	14,416	41,631
Cash and cash equivalents at beginning of the year	128,907	114,491	72,860

Cash and cash equivalents at end of the year	$142,185	$128,907	$114,491

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$24,747	$15,141	$21,308
Interest paid	4,530	4,530	4,530

Fair value of assets acquired in acquisitions	89,188	95	-
Liabilities assumed	(99,270)	-	-
Goodwill on acquisition	78,949	89	300
Acquisition costs accrued	(1,460)	-	-

Cash paid for acquisition, including acquisition costs	$67,407	$184	$300

See accompanying notes to consolidated financial statements.

F5

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Organization and Basis of Presentation

ResMed Inc (the “Company”) is a Delaware Corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market devices for the evaluation and treatment of sleep-disordered breathing, primarily obstructive sleep apnea. Our manufacturing operations are located in Australia, Germany, France, and the United States of America. Major distribution and sales sites are located in the United States of America, Germany, France, United Kingdom, Switzerland, Australia and Sweden.

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

F6

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

(e)	Property, Plant and Equipment

Property, plant and equipment, including rental equipment, is recorded at cost. Depreciation expense is computed using the straight–line method over the estimated useful lives of the assets, generally two to ten years except for buildings, which are depreciated over an estimated useful life of 40 years. Straight–line and accelerated methods of depreciation are used for tax purposes. Maintenance and repairs are charged to expense as incurred.

(f)	Intangible Assets

The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded, the unamortized costs are written off immediately.

Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from seven to nine years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairment of intangible assets have been identified during any of the periods presented.

(g)	Goodwill

We conducted our annual review for goodwill impairment as at June 30, 2005. In conducting our review of goodwill impairment, we identified reporting units, being components of our operating segment, as each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on estimated discounted cash flows. Our goodwill impairment review involved a two-step process as follows:

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

The consolidated financial statements of our non-U.S. subsidiaries, whose functional currencies are other than U.S. dollars, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at period end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income, as described in Note 6, and are included in accumulated other comprehensive income in the consolidated balance sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions denominated in other than the functional currency of the entity are reflected in operations.

F7

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

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

The weighted average shares used to calculate basic earnings per share were 34,322,000, 33,694,000, and 33,054,000 for the years ended June 30, 2005, 2004 and 2003, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented and the assumed conversion of our convertible notes. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,280,000, 1,431,000 and 1,385,000 for the years ended June 30, 2005, 2004 and 2003, respectively. The conversion of our convertible notes had the effect of increasing the number of shares used in the calculation by 1,869,000, NIL and NIL for the years ended June 30, 2005, 2004 and 2003, respectively.

Stock options of 284,000, 751,000 and 1,408,000 for the years ended June 30, 2005, 2004 and 2003 respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the periods ended 30 June 2005, 2004 and 2003 are calculated as follows (in thousands except per share data):

	2005	2004	2003
Numerator:
Net income	$64,785	$57,284	$45,729
Adjustment for interest and deferred borrowing costs, net of income tax effect (1)	3,285	-	-
Net income, used in calculating diluted earnings per share	$68,070	$57,284	$45,729
Denominator:
Basic weighted-average common shares outstanding	34,322	33,694	33,054

Effect of dilutive securities:
Stock options	1,280	1,431	1,385
Convertible subordinated notes	1,869	-	-
Diluted potential common shares	3,149	1,431	1,385

Diluted weighted average shares	37,471	35,125	34,439
Basic earnings per share	$1.89	$1.70	$1.38
Diluted earnings per share(1)	$1.82	$1.63	$1.33

(1)	Diluted earnings per share has been calculated after adjusting the numerator (net income) by $3,285,000, $NIL and $NIL for the years ended June 30, 2005, 2004 and 2003, respectively for the effect of assumed conversion of our convertible notes, and the related reduction in interest expense, net of tax.

F8

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

(k)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, marketable securities available-for-sale, accounts receivable and accounts payable approximate their fair value because of their short-term nature. The estimated fair value of the Company’s convertible subordinated notes, which are included within long-term debt, at June 30, 2005 approximates $129.2 million compared with the carrying value of $113.3 million. Foreign currency option contracts are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes.

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

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at June 30, 2005 and June 30, 2004 was $3.0 million and $2.0 million, respectively, which represents the positive fair value of options held by us.

We held foreign currency option contracts with notional amounts totaling $145.5 million and $140.6 million at June 30, 2005 and 2004, respectively, to hedge foreign currency items. These contracts mature at various dates before July 2007.

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

At June 30, 2005 and 2004, the investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with our investment policy.

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. The liability for warranty costs are included in accrued expenses in our condensed consolidated balance sheet.

Changes in the liability for product warranty for the year ended June 30, 2005 are as follows (in thousands):

Balance as at June 30, 2004	$1,557
Warranty accruals for the year ended June 30, 2005	1,656
Warranty costs incurred for the year ended June 30, 2005	(1,155)
Warranty accrual from acquisition	745
Foreign currency translation adjustments	109
Balance as at June 30, 2005	$2,912

(p)	Impairment of Long-Lived Assets

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

The aggregate carrying amount of our cost-method investments at June 30, 2005 and June 30, 2004 was $5.3 million and $5.3 million respectively. At June 30 2005 we reviewed the carrying value of these investments. In fiscal 2005 and 2004, we recognized $0.1 million and $Nil respectively of impairment losses related to our cost method investments, which include investments in privately held service companies, research companies and publicly traded companies. After recognition of the impaired loss we have determined that the fair value of the investments exceeded the carrying values and no unrealized losses existed.

F10

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

We apply APB Opinion No. 25 in accounting for our equity plans and as all stock options are issued at market price on the date of issue, no compensation cost has been recognized for the grant of stock options. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Years Ended June 30
In thousands, except per share data	2005	2004	2003
Net income, as reported	$64,785	$57,284	$45,729
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	10,323	9,394	14,102
Pro forma net income	$54,462	$47,890	$31,627

Earnings per share:
Basic - as reported	$1.89	$1.70	$1.38
Basic - pro forma	$1.59	$1.42	$0.96

Diluted - as reported	$1.82	$1.63	$1.33
Diluted - pro forma	$1.53	$1.36	$0.92

Compensation costs for the options granted for years ended June 30, 2005, 2004 and 2003 was $13,340,000 (net of tax $9,792,000), $12,695,000 (net of tax $9,394,000), and $21,696,000 (net of tax $14,102,000), respectively.

Compensation costs for the ESPP purchase rights for June 30, 2005, 2004 and 2003 was $763,000 (net of tax $531,000), $nil and $nil, respectively.

F11

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-based Employee Compensation, Continued

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years ended June 30
	2005	2004	2003
Stock Options:
Weighted average risk-free interest rate	4.0%	2.9%	2.8%
Dividend yield	-		-
Expected option life in years	3.5-4.6	3.3-4.2	2.8-4.0
Volatility	31%	43%	63%
ESPP Purchase rights:
Weighted average risk-free interest rate	2.3%	-	-
Dividend yield	-	-	-
Expected option life in years	6 months	-	-
Volatility	31%	-	-

The weighted average fair value of options granted in 2005, 2004 and 2003 was $16.98, $14.89 and $12.22, respectively.

(3)	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS 123(R), “Share-Based Payment”, which is a revision of SFAS 123. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. This statement also eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The statement, which was delayed, is effective at the beginning of the fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The accounting provision SFAS 123(R) is effective beginning in our interim period ending September 30, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees before the effective date of SFAS 123(R) that remain unvested on the effective date; or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We expect to adopt the modified prospective method.

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options, which are granted with exercise prices equal to the fair market value of our common stock on the date of grant. We are currently reviewing the impact of the adoption of SFAS 123(R) however we expect the adoption of SFAS 123(R) will have a significant impact on our results of operations.

F12

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	New Accounting Pronouncements, Continued

In December 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS 153, “ Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, ’Accounting for Non-monetary Transactions’.” The amendments are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for fiscal periods beginning after June 15, 2005, however earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement will be applied prospectively. We do not believe the adoption of this statement will have a material impact on our financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS 151, “Inventory Costs”, which sought to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal operating capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not believe the adoption of this statement will have a material impact on our financial condition or results of operations.

(4)	Marketable Securities

The estimated fair value of marketable securities available for sale as of June 30, 2005 and 2004, was $NIL and $12.0 million respectively.

As at June 30, 2005 and 2004, contractual maturities of marketable securities-available-for-sale were (in thousands):

	2005	2004
Due less than one year	$-	$11,025
Due one to less than three years	-	-
Due more than three years	-	996
Total	$-	$12,021

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(5)	Inventories

Inventories, net were comprised of the following as of June 30, 2005 and 2004 (in thousands):

	2005	2004
Raw materials	$29,857	$15,277
Work in progress	1,820	2,254
Finished goods	57,430	38,266
	$89,107	$55,797

F13

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	2005	2004
Net income	$64,785	$57,284
Foreign currency translation gains/(losses)	11,617	11,366
Unrealized gains/(losses) on marketable securities	(6)	(3)
Comprehensive income	$76,396	$68,647

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

(7)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of June 30, 2005 and 2004 (in thousands):

	2005	2004
Machinery and equipment	$42,623	$33,605
Computer equipment	44,011	33,542
Furniture and fixtures	18,174	13,613
Vehicles	2,266	2,015
Clinical, demonstration and rental equipment	29,211	21,763
Leasehold improvements	4,940	1,346
Land	35,492	32,990
Buildings	77,101	68,249
Construction in Progress	9,320	475
	263,138	207,598
Accumulated depreciation and amortization	(88,970)	(60,330)
	$174,168	$147,268

(8)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the year ended June 30, 2005, were as follows:

(In thousands)	2005
Balance at June 30, 2004	$106,075
Foreign currency translation adjustments	(3,918)
Goodwill on acquisition of Hoefner	8,202
Goodwill on acquisition of the assets of Resprecare	4,409
Goodwill on acquisition of Saime	66,338
Balance at June 30, 2005	$181,106

F14

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Goodwill and Other Intangible Assets, Continued

Patents and other intangibles is comprised of the following as of June 30, 2005 and June 30, 2004:

(In thousands)	June 30, 2005	June 30, 2004
Developed/Core Product Technology	$29,620	$-
Accumulated amortization	(487)	-
Developed/Core Product Technology, net of accumulated amortization	29,133	-
Trade names	1,572	-
Accumulated amortization	(26)	-
Trade names, net of accumulated amortization	1,546	-
Customer relationships	12,936	-
Accumulated amortization	(345)	-
Customer relationships, net of accumulated amortization	12,591	-
Patents	13,200	9,775
Accumulated amortization	(7,099)	(4,961)
Patents, net of accumulated amortization	6,101	4,814
Patents and other intangibles, net of accumulated amortization	$49,371	$4,814

Intangible assets consist of patents, customer relationships, trade names, developed/core product technology and are amortized over the estimated useful life of the assets, generally between five and nine years. There are no expected residual values related to these intangible assets.

Amortization expense related to identifiable intangible assets was $2.7 million. Estimated annual amortization expense for the years ending June 30, 2006 through June 30, 2010, including the effect of the Resprecare, Hoefner and Saime acquisitions is shown below (in thousands):

Fiscal Year	Amortization expense
2006	$8,021
2007	7,760
2008	7,354
2009	6,924
2010	6,359

F15

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Accrued expenses

Accrued expenses at June 30, 2005 and 2004 consist of the following (in thousands):

	2005	2004
Service warranties	$2,912	$1,557
Consulting and professional fees	3,207	1,275
Value added taxes and other taxes due	4,139	1,877
Employee related costs	16,793	14,349
Accrued interest	358	126
Marketing and promotional programs	1,887	1,157
Restructuring	474	-
Customer advance	1,042	-
Other	3,602	2,250
	$34,414	$22,591

(10)	Long-term debt

Long-term debt at June 30, 2005 and 2004 consists of the following (in thousands):

	June 30, 2005	June 30, 2004
Convertible subordinated notes	$113,250	$-
Long-term loan	2,116	-
Capital lease	69	-
Current portion of long-term debt	$115,435	$-
Convertible subordinated notes	$-	$113,250
Long-term loan	58,328	-
Capital lease	606	-
Non-current portion of long-term debt	$58,934	$113,250

Convertible Subordinated notes

On June 20, 2001 we issued $150.0 million of 4% convertible subordinated notes that are due to mature on June 20, 2006. On July 3, 2001, we received an additional $30.0 million in over allotments. This increased the total amount of convertible subordinated notes issued to $180.0 million.

During the years ended June 30, 2005 and 2004, we did not repurchase any of our convertible subordinated notes.

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

F16

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Long-term debt, Continued

As at June 30, 2005, we had convertible subordinated notes outstanding of $113.3 million.

The notes are convertible, at the option of the holder, at any time on or before maturity, into shares of common stock of ResMed Inc. The notes are currently convertible at a conversion price of $60.60 per share, which is equal to a conversion rate of 16.5017 shares per $1,000 principal amount of the notes, subject to adjustment.

We may redeem some or all of the notes at any time on or after June 22, 2005, at a redemption price of 100.8% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the redemption date, if the closing price of our common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the optional redemption notice.

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

Syndicated Facility

On May 16, 2005, our wholly-owned Australian subsidiary, ResMed Ltd. entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”) with HSBC Bank Australia Limited, as Initial Lender, Facility Agent and Security Trustee, which provides for a 5 year term loan of EUR 50,000,000 (the “Loan”), the proceeds of which are required to be used solely to fund the obligations of our wholly-owned French subsidiary ResMed SA under its agreement to acquire Saime SA.

The Loan bears interest at a rate equal to LIBOR for deposits denominated in Euro plus a margin of 0.90% or 1.00%, depending on the ratio of the total debt to EBITDA, as defined in the Syndicated Facility Agreement, of ResMed Ltd. and its subsidiaries for the most recently completed fiscal year for the applicable interest period, and is payable quarterly. The effective interest rate is currently 3.03%. Payments of principal must be made to reduce the total outstanding principal amount of the Loan to EUR 48,250,000 on June 30, 2006, EUR 44,500,000 on June 30, 2007, EUR 37,750,000 on June 30, 2008, EUR 27,500,000 on June 30, 2009, EUR 15,000,000 on December 31, 2009, and the entire outstanding principal amount must be repaid in full on May 15, 2010. As at June 30, 2005, the facility loan with HSBC had an amount outstanding of $60.4 million.

The Loan is secured by a pledge of one hundred percent of the shares of Saime SA, and a Guarantee by ResMed SA and Take Air Medical Handels GmbH. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Ltd. maintain certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the Loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement, which include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Ltd. and its subsidiaries, and if ResMed Inc. ceases to control ResMed Ltd, ResMed SA, Saime SA or any of Saime SA’s subsidiaries

F17

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Long-term debt, Continued

Capital Lease

As part of the acquisition of Saime we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

Details of contractual debt maturities at June 30, 2005 are as follows (in thousands):

		Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
Long-Term Debt	$173,694	$115,366	$4,534	$8,161	$12,392	$33,241	$-
Capital Leases	675	69	69	69	69	69	330
Total	$174,369	$115,435	$4,603	$8,230	$12,461	$33,310	$330

(11)	Restructuring Expenses

Restructuring expenses incurred during the year ended June 30, 2005 were $5.3 million ($3.2 million net of tax). Restructuring expenses (predominantly one-time employee termination benefits) are associated with the integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have substantially completed the relocation of our ResMed Germany operation (previously located in Moenchengladbach) to Munich and integration of the back office functions including customer service, logistics and administration. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

Following is a summary of the restructuring liabilities related to the restructure and integration of the separate operations of ResMed Germany and MAP into a single operating unit, that were recorded during the year ended June 30, 2005 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at June 30, 2004	$-	$-	$-
Restructuring expenses	4,673	479	5,152
Cash payments	(4,451)	(227)	(4,678)
Balance at June 30, 2005	$222	$252	$474

Restructuring expenses incurred are recorded in the consolidated statement of income as restructure expenses.

(12)	Stockholders’ Equity

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

F18

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

The following table summarizes option activity:

	2005	Weighted Average Exercise Price	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price
Outstanding at beginning of year	4,416,356	$32.53	4,745,178	$29.04	4,200,998	$27.94
Granted	1,168,325	50.60	910,237	41.32	1,470,675	26.54
Exercised	(1,316,623)	27.93	(958,391)	21.23	(678,400)	13.31
Forfeited	(117,354)	36.67	(280,668)	40.56	(248,095)	38.85
Outstanding at end of year	4,150,704	$38.77	4,416,356	$32.53	4,745,178	$29.04
Exercise price range of granted options	$43.90–62.47		$39.19–51.56		$25.42–37.40

Options exercisable at end of year	1,993,877	$33.72	2,406,581	$28.70	2,192,309	$23.32

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

The following table summarizes information about stock options outstanding at June 30, 2005.

Exercise Prices	Number Outstanding at June 30, 2005	Weighted Average Remaining Contractual Life In Years	Number Exercisable at June 30, 2005
$ 0 - $10	74,413	2.04	74,413
$11 - $20	284,897	3.72	284,897
$21 - $30	945,656	6.48	600,321
$31 - $40	323,526	7.11	194,861
$41 - $50	2,309,179	8.32	770,385
$51 - $60	149,833	7.91	69,000
$61 - $70	63,200	7.57	-
	4,150,704	6.16	1,993,877

F19

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

Employee Stock Purchase Plan (the “ESPP”).    The ESPP was approved by our shareholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. There is a maximum of 3,250,000 shares of our common stock authorized for sale under the ESPP.

During fiscal year 2005, the company issued 66,735 shares in two offerings at an average share price of $39.70 to our employees.

Preferred Stock.    In April 1997, the board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2005.

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

Common Stock.    On June 6, 2002, the Board of Directors authorized the Company to repurchase up to 4.0 million shares of outstanding common stock. During fiscal year 2005 and 2004, the Company repurchased 241,000 and 471,000 shares at a cost of $11.0 million and $19.0 million respectively. As of June 30, 2005, we have repurchased a total of 1,127,459 shares at a cost of $41.4 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

Stock Split.    On August 10, 2005, our Board of Directors declared a two-for-one split of our Common Stock to be payable in the form of a 100% stock dividend. Shareholders will receive one additional share of Common Stock for every share held on September 15, 2005. No amounts in these financial statements have been adjusted for this stock split.

(13)	Other, net

Other, net in the statement of operations is comprised of the following at June 30, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Gain/(loss) on foreign currency transactions and hedging	$36	$655	$1,555
Realized gain (loss) on sale of marketable securities	(34)	(11)	115
Other	79	346	237
	$81	$990	$1,907

F20

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes

Income before income taxes for the years ended June 30, 2005, 2004, and 2003, was taxed under the following jurisdictions (in thousands):

	2005	2004	2003
U.S.	($54)	$1,290	$3,061
Non-U.S.	96,680	83,378	64,066
	$96,626	$84,668	$67,127

The provision for income taxes is presented below (in thousands):

	2005	2004	2003
Current:
Federal	$799	$3,567	$1,303
State	246	372	14
Non-U.S.	38,793	22,186	18,079
	39,838	26,125	19,396
Deferred:
Federal	618	1,293	892
State	(29)	(84)	325
Non-U.S.	(8,586)	50	785
	(7,997)	1,259	2,002
Provision for income taxes	$31,841	$27,384	$21,398

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 34% (35% for 2003) to pretax income as a result of the following (in thousands):

	2005	2004	2003
Taxes computed at statutory U.S. rate	$32,853	$28,787	$23,495
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	165	254	274
Non-deductible expenses	580	312	243
Research and development credit	(2,743)	(2,582)	(1,690)
Tax effect of intercompany dividends	590	129	-
Change in valuation allowance	637	5,074	457
Effect of non-U.S. tax rates	(3,419)	(2,930)	(2,498)
In-process research and development write-off	1,791	-	-
Foreign tax credits	-	(772)	-
Other	1,387	(888)	1,117
	$31,841	$27,384	$21,398

F21

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. The components of the Company’s deferred tax assets and liabilities at June 30, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Employee benefit obligations	$2,306	$1,732
Inventory	301	735
Provision for service warranties	596	419
Provision for doubtful debts	692	867
Net operating loss carryforwards	4,505	723
Foreign tax credits	8,422	8,836
AMT tax credit	399	634
Intercompany profit in inventories	14,376	8,958
Capitalized internal use software	741	308
Deferred gain on sale-leaseback	-	659
Other	1,290	1,885
	33,628	25,756
Less valuation allowance	(9,096)	(8,459)
Deferred tax assets	24,532	17,297
Deferred tax liabilities:
Patents	(65)	(91)
Unrealized gain on foreign currency options	(905)	(599)
Unrealized foreign exchange gains	(1,905)	(1,472)
Property, plant and equipment	(2,366)	(2,885)
Goodwill and Other Intangibles	(14,997)	(4,780)
Other	(759)	(429)
Deferred tax liabilities	(20,997)	(10,256)
Net deferred tax asset	$3,535	$7,041

The net deferred tax assets and liabilities have been reported in the consolidated balance sheet at June 30, 2005 and 2004 as follows (in thousands):

	2005	2004
Current deferred tax asset	$15,230	$12,033
Non-current deferred tax liability	(11,695)	(4,992)
Net deferred tax asset	$3,535	$7,041

As of June 30, 2005, the Company had $8,315,000, $7,763,000 and $9,825,000 of U.S. federal, state and non-U.S. net operating loss carryforwards, respectively, which expire in various years through 2025 or carry forward indefinitely. The Company also had foreign tax credit carryforwards of $8,422,000 and alternative minimum tax credit carryforwards of $399,000. The foreign tax credit carryforwards have expiration dates through 2014.

F22

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

The valuation allowance at June 30, 2005, relates primarily to a provision for uncertainty as to the utilization of foreign tax credits of $8,422,000 and net operating loss carryforwards of $482,000 for certain non-US countries. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

The Company has not provided U.S. income taxes on undistributed earnings of certain of its non-U.S. subsidiaries. The total amount of these undistributed earnings at June 30, 2005 amounted to approximately $251,030,000. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings. Under the American Jobs Creation Act of 2004 enacted on October 22, 2004, a one-time favorable foreign dividend provision would be available to the Company for certain earnings repatriated during its fiscal year ending June 30, 2006. The Company may decide to repatriate earnings under this provision and will complete an evaluation of this opportunity before June 30, 2006. The effects of any decision cannot be reasonably estimated at this time.

(15)	Employee Retirement Plans

The Company contributes to a number of employee retirement plans for the benefit of its employees. These plans are detailed as follows:

(1) Australia - The Company contributes to defined contribution pension plans for each employee resident in Australia. All Australian employees after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. The Company contributes to the plans at the rate of 9% of the salaries of all Australian employees. Total Company contributions to the plans for the years ended June 30, 2005, 2004, and 2003 were $2,612,000, $2,410,000 and $1,663,391, respectively.

(2) United Kingdom - The Company contributes to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three-month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. The Company contributes to the plans at the rate of 5% of the salaries of all United Kingdom employees. Total Company contributions to the plan were $67,000, $33,000 and $23,000 in fiscal 2005, 2004, and 2003 respectively.

(3) United States - The Company sponsors a defined contribution pension plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 3% of the employee’s salary. Total Company contributions to the plan were $514,000, $362,000 and $326,000 in fiscal 2005, 2004 and 2003 respectively.

(4) Switzerland - The Company sponsors a fixed return defined contribution fund for each permanent Swiss employee. As part of the Company’s contribution to the fund the company guarantees a fixed 3% net return on accumulated contributions per annum. The Company contributes to the plans at variable rates that have averaged 10% of salaries over the last three years. Total Company contributions to the plan were $85,000, $139,000 and $133,000 in fiscal 2005, 2004 and 2003 respectively.

(16)	Segment Information

The Company operates solely in the sleep-disordered breathing sector of the respiratory medicine industry. The Company therefore believes that, given the single market focus of its operations and the inter-dependence of its products, the Company operates as a single operating segment. The Company assesses performance and allocates resources on the basis of a single operating entity.

F23

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Segment Information, Continued

Financial information by geographic area for the years ended June 30, 2005, 2004 and 2003, is summarized below (in thousands):

	U.S.A	Germany	Australia	France	Rest of World	Total
2005
Revenue from external customers	$210,495	72,824	14,160	47,537	80,489	425,505

Long lived assets	$32,090	11,615	130,310	2,544	6,900	183,459
2004
Revenue from external customers	$159,283	67,253	10,293	34,629	67,880	$339,338

Long lived assets	$33,010	6,842	108,683	1,075	5,831	$155,441
2003
Revenue from external customers	$124,375	51,992	6,972	27,745	62,486	$273,570

Long lived assets	$34,340	5,765	68,300	1,030	2,350	$111,785

Net revenues from external customers are based on the location of the customer. Long-lived assets of geographic areas are those assets used in the Company’s operations in each geographical area and excludes intangibles, deferred tax assets and goodwill.

(17)	Commitments

The Company leases buildings, motor vehicles and office equipment under operating leases. As part of the acquisition of Saime the Company assumed a capital lease for land and buildings. This lease contains an option to purchase the property at the end of the lease term. Rental charges for operating leases are expensed as incurred. At June 30, 2005 the Company had the following future minimum lease payments under non-cancelable operating leases and capital leases (in thousands):

Years	Capital Leases	Operating Leases
2006	$94	$5,563
2007	91	3,323
2008	88	2,135
2009	86	1,650
2010	83	1,005
Thereafter	358	1,345
Total minimum lease payments	$800	$15,021
Less: Sublease rental income	-	(131)
Less: Interest portion	(125)	-
Present value of net minimum lease payments	$675	$14,890

Rent expenses under operating leases for the years ended June 30, 2005, 2004 and 2003 were approximately $5.3 million, $5.5 million and $3.8 million, respectively.

F24

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Commitments, Continued

Details of other commercial commitments at June 30, 2005 are as follows (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		2006	2007	2008	2009	2010	Thereafter
Standby Letters of Credit	$32	$32	$-	$-	$-	$-	$-
Guarantees*	1,190	-	439	-	211	-	540
Total Commercial Commitments	$1,222	$32	$439	$-	$211	$-	$540

*The above guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest Business Park, near Sydney, Australia, and to guarantees required by contracts with insurance companies transacting with our German subsidiaries.

(18)	Business Acquisitions

Fiscal year ended June 30, 2005

Saime SA (“Saime”).    On May 19, 2005 we acquired 100% of the outstanding stock of Financiere ACE SAS, the holding company for Saime SA and its affiliates, for net cash consideration of $40.5 million. This was comprised of $51.0 million in consideration, including acquisition costs, less $10.5 million of cash acquired. Additionally, as part of the acquisition we assumed (and immediately repaid) debt of $65.8 million. The acquisition and the immediate repayment of the assumed debt was funded with cash on hand and a five-year secured loan of 50 million Euro, equivalent to $62.7 million, from HSBC Bank Australia Limited (note 10).

Saime is a leading developer of ventilation products and distributes its products directly in France and Germany and through a network of distributors in Europe and Asia-Pacific.

The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from May, 19, 2005. The company has not yet completed the purchase price allocation as the appraisals associated with the valuation of certain tangible assets are not yet complete. The company does not believe that the appraisals will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation in the six months ended December 31, 2005.

F25

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Business Acquisitions, Continued

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed from Saime at the date of acquisition based on an independent appraisal and internal studies (in thousands):

At May 19, 2005
Cash	$10,532
Accounts receivable	7,829
Inventory	7,031
Other assets	874
Property, plant & equipment	2,112
Developed / core product technology (useful life of 7 years)	30,733
In-Process research and development (expensed immediately)	5,268
Customer relationships (useful life of 9 years)	10,035
Tradenames (useful life of 7 years)	1,631
Goodwill (non-amortizing, non-tax deductible)	66,338
Total assets acquired	$142,383
Current liabilities, primarily consisting of accounts payable, accrued expenses, taxes payable and deferred tax liabilities	(12,329)
Non current liabilities, primarily consisting of capital leases and deferred tax liabilities	(13,271)
Assumed debt repaid upon acquisition	(65,764)
Net assets acquired	$51,019

Since its formation in 1987, Saime has developed a complete range of ventilators for use in the home and hospital markets. Saime distributes its products directly in France and Germany and through a network of distributors in Europe and Asia Pacific. Saime develops, manufactures and markets products from its headquarters near Paris, with a staff of approximately 100.

The company believes that the Saime acquisition resulted in the recognition of goodwill primarily because of its industry position and management strength. In addition, Saime’s products complete our line of homecare ventilation products and will immediately expand our market presence and distribution network in Europe and other regions. The Saime devices will complement our VPAPIII and Autoset CS devices and will allow us to provide the full range of options for patients who need ventilatory assistance.

Hoefner Medizintechnick GmbH (“Hoefner”).    On February 14, 2005 we acquired 100% of the outstanding stock of Hoefner Medizintechnick GmbH (“Hoefner”), for net cash consideration of $8.2 million. This was comprised of the $10.7 million in total consideration, including acquisition costs, less $2.5 million of cash acquired. Under the purchase agreement, we may also be required to make additional future payments of up to $0.9 million based on the achievement of certain performance milestones following the acquisition through December 31, 2006. Hoefner is a German-based company that distributes medical equipment and associated services for the treatment of sleep and respiratory patients. Hoefner was our Bavarian distributor before the acquisition, and the acquisition is consistent with our strategy for ongoing expansion of our international operations. We have been particularly successful in selling directly in Europe, which improves our understanding of local markets as well as our relationships with physicians and payers. The acquisition also brings us into closer contact with patients and allows us to more directly respond to their needs.

F26

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Business Acquisitions, Continued

The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from February 14, 2005. An amount of $8.2 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $2.5 million, has been recorded as goodwill.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. The fair values were determined by an independent appraisal and internal studies. The following table summarizes the final purchase price allocation of the assets acquired and liabilities assumed from Hoefner at the date of acquisition (in thousands):

At February 14, 2005
Cash	$2,450
Accounts receivable	1,576
Inventory	3,526
Other assets	235
Property, plant & equipment	747
Customer relationships (useful life of 7 years)	1,828
Goodwill (non-amortizing, non-tax deductible)	8,202
Total assets acquired	$18,564
Current liabilities, primarily consisting of accounts payable, accrued expenses, taxes payable and deferred revenue	(4,333)
Non-current liabilities, primarily consisting of deferred revenue and deferred tax liabilities	(3,573)
Net assets acquired	$10,658

Resprecare BV.    On December 1, 2004 we acquired substantially all the assets of Resprecare BV, our Dutch distributor, for initial consideration of $5.9 million in cash, including acquisition costs. The acquisition of the exclusive Dutch distributor for our Resmed-branded products is consistent with our strategy for ongoing expansion of our international operations. Under the purchase agreement, we potentially were also required to make up to $1.4 million of additional future payments based on the achievement of certain milestones. Of these potential additional payments, $0.6 million was paid in January 2005 as a result of the successful achievement of a performance milestone and a further $0.7 million was accrued as additional consideration at June 30, 2005 as a result of the integration of the Dutch subsidiary of our subsidiary MAP with the newly-acquired Resprecare business. The decision to integrate these operations determined the amount of the final future payment, which will be paid in January 2006.

The acquisition has been accounted for using purchase accounting and accordingly, the results of operations of Resprecare have been included within our consolidated financial statements from December 1, 2004. An amount of $4.4 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $2.8 million, has been recorded as goodwill, which will be tax deductible under Dutch Law. An independent third party has completed a valuation of identifiable intangible assets associated with the Resprecare acquisition. As a result of this valuation, $1.7 million that was preliminarily allocated to goodwill has been recorded as a customer relationship intangible asset and is being amortized over its estimated useful life of seven years.

F27

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Business Acquisitions, Continued

The following unaudited pro-forma financial information presents the combined results of operations of the Company and Resprecare, Hoefner and Saime as if the acquisitions had occurred as of the beginning of the years ended June 30, 2005 and 2004, respectively. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Resprecare, Hoefner and Saime constituted a single entity during such years.

The pro-forma net income for the year ended June 30, 2005 excludes the non-recurring acquisition charge of $5,268,000 for purchased in-process research and development.

(In thousands except per share data)	2005	2004
Net revenue	465,165	376,685
Net income	75,086	59,877

Basic earnings per share	2.19	1.78
Diluted earnings per share(1)	2.09	1.70

Basic shares outstanding	34,322	33,694
Diluted shares outstanding	37,471	35,125

(1)	Diluted earnings per share has been calculated after adjusting the numerator (net income) by $3,285,000 and $NIL for the years ended June 30, 2005 and 2004, respectively for the effect of assumed conversion of our convertible notes, and the related reduction in interest expense, net of tax.

Fiscal year ended June 30, 2004

On July 2, 2003 we acquired the assets of Respro Medical Company Limited (“Respro”), our Hong Kong distributor for total consideration of $184,000 in cash. The acquisition has been accounted for using purchase accounting and accordingly, the results of operations of Respro has been included within our consolidated financial statements from July 2, 2003. An amount of $89,000, representing the excess of the purchase price over the fair value of net identifiable assets acquired of $95,000, has been recorded as goodwill.

Fiscal year ended June 30, 2003

On July 24, 2002 we acquired the business of John Stark and Associates, our Texas representative, for total consideration of $0.3 million in cash. The acquisition has been accounted for using purchase accounting and accordingly, the results of operations of John Stark and Associates has been included within the Company’s consolidated financial statements from July 24, 2002. An amount of $0.3 million representing the excess of the purchase price over the fair value of net identifiable assets acquired of $nil, has been recorded as goodwill.

(19)	Legal Actions and Contingencies

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not have a material adverse effect on our consolidated financial statements taken as a whole.

F28

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Legal Actions and Contingencies, Continued

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

On December 23, 2002 three former contractors of our subsidiary MAP Medizin-Technologie GmbH initiated proceedings in Munich 1 Regional Court (Proceedings No. 7 O 23286/02), petitioning the Court for a declaration of inventorship with respect to MAP German Patent Applications identified as No. 100 31 079 and 101 92 802.5 and European Patent Application No. EP 01 967 819.7. On March 10, 2005 the Court entered judgment in favor of the plaintiffs, finding that they should be identified as co-inventors in place of certain individual defendants. In April 2005, MAP filed an appeal of that decision. We do not expect the outcome of this litigation to have an adverse material effect on our consolidated financial statements.

(20)	In-Process Research and Development Charge (“IPR&D”)

On acquisition of Saime in May 2005, we recognized as an expense a charge of $5.3 million with respect to IPR&D programs under active development by Saime that, at date of acquisition, had not reached technological feasibility and had no alternative future use. The estimated fair value assigned to IPR&D was based on an independent appraisal and was comprised of the following projects (in thousands):

Project	Value of IPR&D
Upgrade of the Elisee Series of ventilators	$1,379
Next generation of portable ventilators	3,889
Total	$5,268

The value of IPR&D was calculated by identifying research projects in areas for which technological feasibility had not been established, estimating the costs to develop the purchased in process technology into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the reduced percentage completion of the projects thereto. The discount rate used in the analysis was 25%, which was based on the risk profile of the acquired assets.

As of the date of acquisition, these projects have estimated costs to complete totaling approximately $1.1 million. The projects were in various stages of development but are expected to reach completion at various dates ranging from 1 to 3 years.

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

(21)	Subsequent Events

On July 1, 2005 we acquired 100% of the outstanding stock of Pulmomed Medizinisch-technische Geräte GmbH (“Pulmomed), for cash consideration of $1.5 million. Under the purchase agreement we may also be

F29

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Subsequent Events, Continued

required to make additional future payments of up to $0.9 million based on the achievement of certain performance milestones following the acquisition through July 15, 2007. Pulmomed is an Austrian based company that distributes medical equipment and associated services for the treatment of sleep and respiratory patients.

On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearney Mesa, San Diego will allow us to develop our new corporate headquarters. We expect to commence building during calendar year 2006 and begin moving into the facility in calendar 2007.

On August 10, 2005 we announced that our Board of Directors has approved a two-for-one split of its common stock, payable in the form of a 100 percent stock dividend. Shareholders of record will receive one additional share of common stock for every share held on September 15, 2005.

F30

Schedule II

RESMED INC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at end of period

Year ended June 30, 2005
Applied against asset account
Allowance for doubtful accounts	$3,197	611	(609)	3,199

Year ended June 30, 2004
Applied against asset account
Allowance for doubtful accounts	$2,474	1,178	(455)	3,197

Year ended June 30, 2003
Applied against asset account
Allowance for doubtful accounts	$1,938	1,144	(608)	2,474

See accompanying report of independent registered public accounting firm.

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED September 12, 2005

ResMed Inc

/S/ PETER C. FARRELL
Peter C. Farrell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ PETER C. FARRELL Peter C. Farrell	Chief Executive Officer, President, Chairman of the Board (Principal Executive Officer)	September 12, 2005

/S/ ADRIAN M. SMITH Adrian M. Smith	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 12, 2005

/S/ CHRISTOPHER G. ROBERTS Christopher G. Roberts	Director	September 12, 2005

/S/ MICHAEL A. QUINN Michael A. Quinn	Director	September 12, 2005

/S/ GARY W. PACE Gary W. Pace	Director	September 12, 2005

/S/ DONAGH MCCARTHY Donagh McCarthy	Director	September 12, 2005

/S/ RICHARD SULPIZIO Richard Sulpizio	Director	September 12, 2005

/S/ RON TAYLOR Ron Taylor	Director	September 12, 2005

/S/ JOHN P. WAREHAM John P. Wareham	Director	September 12, 2005

S-1

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

3.1	Certificate of Incorporation of Registrant, as amended (1)

3.2	By-laws of Registrant (1)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.2	Rights agreement dated as of April 23, 1997 (2)

4.3	Indenture dated as of June 20, 2001, between ResMed Inc and American Stock Transfer & Trust Company (5)

4.4	Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC (5)

4.5	Registration Rights Agreement dated as of May 14, 2002 between ResMed Inc, and Mr. Leslie Hoffman (6)

10.1	1995 Stock Option Plan (1)

10.2	1997 Equity Participation Plan (3)

10.3	Licensing Agreement between the University of Sydney and ResMed Limited dated May 17, 1991, as amended (1)

10.5	Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994 (1)

10.6	Lease for 10121 Carroll Canyon Road, San Diego 92131-1109, U.S.A.(4)

10.7	Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia (5)

10.8	Employment Agreement dated as of May 14, 2002, between Servo Magnetics Acquisition Inc., and Mr. Leslie Hoffman (6)

10.9	Agreement for the purchase of Lot 6001, Norwest Boulevarde, Norwest Business Park, Baulkham Hills, Australia (6)

10.10	2003 Employee Stock Purchase Plan (7)

10.11	Loan Agreement between ResMed Limited and HSBC Bank Australia Limited

10.12	Saime Purchase Agreement

21.1	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Report on Schedule and Consent

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed on April 25, 1997.
(3)	Incorporated by reference to the Registrant’s 1997 Proxy Statement.
(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 1998.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 2001.
(6)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 2002.
(7)	Incorporated by reference to the Registrant’s 2003 Proxy Statement.