Form 10-Q
period 2005-09-30
RESMED INC
filed 2005-11-09
CIK 943819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 2, 2005 there were 70,830,153 shares of Common Stock ($0.004 par value) outstanding. This number excludes 2,254,918 shares held by the registrant as treasury shares.

RESMED INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in US$ thousands, except share and per share data)

	September 30, 2005	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$129,729	142,185
Marketable securities available-for-sale (note 3)	4,499	—
Accounts receivable, net of allowance for doubtful accounts of $3,520 at September 30, 2005 and $3,199 at June 30, 2005	102,991	103,951
Inventories, net (note 4)	100,883	89,107
Deferred income taxes	19,991	15,230
Prepaid expenses and other current assets	12,526	9,737

Total current assets	370,619	360,210

Property, plant and equipment, net (note 6)	205,759	174,168
Goodwill (note 8)	182,101	181,106
Other intangibles (note 7)	48,705	49,371
Other assets	9,314	9,291

Total non-current assets	445,879	413,936

Total assets	$816,498	$774,146

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,187	$34,416
Accrued expenses	37,442	34,414
Deferred revenue	13,567	12,327
Income taxes payable	21,219	21,959
Current portion of long-term debt (note 9)	125,887	115,435

Total current liabilities	230,302	218,551

Non current liabilities:
Deferred income taxes	11,937	11,695
Deferred revenue	10,242	10,901
Long-term debt (note 9)	58,614	58,934

Total non current liabilities	80,793	81,530

Total liabilities	311,095	300,081

Commitments and contingencies (notes 12 and 13)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares authorized; none issued	—	—
Common stock $0.004 par value 100,000,000 shares authorized; issued and outstanding 70,640,604 at September 30, 2005 and 70,001,080 at June 30, 2005 (excluding 2,254,918 and 2,254,918 shares held as Treasury Stock respectively)	283	280
Additional paid-in capital	196,096	179,865
Retained earnings	298,883	282,441
Treasury stock, at cost	(41,405)	(41,405)
Accumulated other comprehensive income (note 5)	51,546	52,884

Total stockholders’ equity	505,403	474,065

Total liabilities and stockholders’ equity	$816,498	$774,146

All share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

See the accompanying notes to the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(in US$ thousands, except share and per share data)

	Three Months Ended September 30,
	2005	2004
Net revenues	$127,127	$87,733
Cost of sales	47,008	31,322

Gross profit	80,119	56,411

Operating expenses(A)
Selling, general and administrative	44,680	26,664
Research and development	8,425	6,819
Amortization of acquired intangible assets	1,545	—
Restructuring expenses (note 10)	956	1,968

Total operating expenses	55,606	35,451

Income from operations	24,513	20,960

Other income (expense), net:
Interest income (expense), net	(937)	(321)
Other, net	291	31

Total other income (expense), net	(646)	(290)

Income before income taxes	23,867	20,670
Income taxes	7,425	6,744

Net income	$16,442	$13,926

Basic earnings per share	$0.23	$0.21
Diluted earnings per share (note 2-j)	$0.23	$0.20
Basic shares outstanding (000’s)	70,352	67,776
Diluted shares outstanding (000’s)	76,277	70,515
(A)Includes stock-based compensation costs as follows:
Selling, general and administrative	$2,875	$—
Research and development	516	—

Total stock-based compensation costs	$3,391	$—

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

See the accompanying notes to the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in US$ thousands)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$16,442	$13,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,567	5,621
Stock-based compensation costs	3,391	—
Amortization of deferred borrowing costs	270	205
Provision for service warranties	277	107
Foreign currency options revaluation	529	(366)
Profit on sale and lease-back of building	—	(611)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	769	51
Inventories, net	(10,552)	(4,007)
Prepaid expenses, deferred income taxes and other current assets	(4,549)	371
Accounts payable, accrued expenses and other liabilities	(204)	1,321

Net cash provided by operating activities	15,940	16,618

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,573)	(7,454)
Capitalized interest	(124)	—
Patent registration costs	(710)	(708)
Purchases of non-trading investments	(612)	(186)
Cash paid for acquisitions, including acquisition costs	(2,483)	—
Purchases of marketable securities - available-for-sale	(4,499)	(46,841)
Proceeds from sale or maturity of marketable securities-available-for-sale	—	56,130

Net cash (used in) provided by investing activities	(48,001)	941

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	8,921	3,767
Tax benefit from stock option exercises	1,460	—
Proceeds from borrowings, net of borrowing costs	10,000	—
Repayment of assumed borrowings from acquisitions	(469)	—
Purchase of treasury stock	—	(10,965)

Net cash provided by (used in) financing activities	19,912	(7,198)

Effect of exchange rate changes on cash	(307)	2,352

Net (decrease) increase in cash and cash equivalents	(12,456)	12,713
Cash and cash equivalents at beginning of period	142,185	128,907

Cash and cash equivalents at end of period	$129,729	$141,620

Supplemental disclosure of cash flow information:
Income taxes paid	$10,980	$6,689
Interest paid	580	—

Fair value of assets acquired in acquisition	$2,552	$—
Liabilities assumed	(1,871)	—
Goodwill on acquisition	1,785	—
Net acquisition costs paid	17	—

Cash paid for acquisition, including acquisition costs	$2,483	$—

See the accompanying notes to the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Organization and Basis of Presentation

ResMed Inc (the “Company”) is a Delaware Corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Germany, France and the United States of America. Major distribution and sales sites are located in the United States of America, Germany, France, United Kingdom, Switzerland, Australia and Sweden.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

In this report, all share numbers and per share amounts have been retroactively adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

The consolidated financial statements for the three months ended September 30, 2005 and 2004 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2005.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three months ended September 30, 2005 we capitalized $0.1 million of interest relating to such construction costs.

(f)	Intangible Assets

The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded, the unamortized costs are written off immediately.

Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from seven to nine years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairment of intangible assets has been identified during any of the periods presented.

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

The results of the review indicated that no impaired goodwill existed at June 30, 2005.

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

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), as amended by SFAS No. 123(R). SFAS 128 requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, net income is adjusted for the after-tax amount of interest associated with convertible debt, and the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and convertible notes.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(j)	Earnings Per Share (continued)

The weighted average shares used to calculate basic earnings per share were 70,352,000 and 67,776,000 for the three months ended September 30, 2005 and 2004, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented and the assumed conversion of our convertible notes. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 2,188,000 and 2,739,000 for the three months ended September 30, 2005 and 2004, respectively. The assumed conversion of our convertible notes had the effect of increasing the number of shares used in the calculation by 3,737,000 and Nil for the three months ended September 30, 2005 and 2004, respectively.

Stock options of 345,000 and 2,140,000 for the three month periods ended September 30, 2005 and 2004 respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the periods ended September 30, 2005 and 2004 are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2005	2004
Numerator:
Net Income	$16,442	$13,926
Adjustment for interest and deferred borrowing costs, net of income tax effect (1)	821	—

Net Income, used in calculating diluted earnings per share	$17,263	$13,926
Denominator:
Basic weighted-average common shares outstanding	70,352	67,776
Effect of dilutive securities:
Stock options	2,188	2,739
Convertible subordinated notes	3,737	—

Diluted potential common shares	5,925	2,739

Diluted weighted average shares	76,277	70,515

Basic earnings per share	$0.23	$0.21
Diluted earnings per share	$0.23	$0.20

(1)	Diluted earnings per share has been calculated after adjusting the numerator (net income) by $821,000 and $nil for the three months ended September 30, 2005 and 2004, respectively for the effect of assumed conversion of our convertible notes, and the related reduction in interest expense, net of tax.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(k)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, marketable securities available-for-sale, accounts receivable and accounts payable approximate their fair value because of their short-term nature. The estimated fair value of the Company’s convertible subordinated notes, which are included within long-term debt, at September 30, 2005 approximates $148.3 million compared with the carrying value of $113.3 million. Foreign currency option contracts are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes.

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

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at September 30, 2005 and June 30, 2005 was $3.2 million and $3.0 million respectively, which represents the positive fair value of options held by us and are included in other assets on the consolidated balance sheet.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(l)	Foreign Exchange Risk Management (continued)

We held foreign currency option contracts with notional amounts totaling $175.6 million and $145.5 million at September 30, 2005 and June 30, 2005, respectively, to hedge foreign currency items. These contracts mature at various dates prior to December 2007.

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

At September 30, 2005 and June 30, 2005, the investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with our investment policy and are principally comprised of corporate obligations.

As at September 30, 2005, contractual maturities of marketable securities-available-for-sale were (in thousands):

Due less than one year	$4,499
Due one to less than three years	—
Due more than three years	—

Total	$4,499

PART I - FINANCIAL INFORMATION	Item 1

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

Changes in the liability for product warranty for the three months ended September 30, 2005 are as follows (in thousands):

Balance as at June 30, 2005	$2,912
Warranty accruals for the three months ended September 30, 2005	473
Warranty costs incurred for the three months ended September 30, 2005	(76)
Foreign currency translation adjustments	(14)

Balance as at September 30, 2005	$3,295

(p)	Impairment of Long-Lived Assets

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

The aggregate carrying amount of our cost-method investments at September 30, 2005 and June 30, 2005, was $5.2 million and $5.3 million, respectively. These are included in other assets in our condensed consolidated balance sheet. At June 30, 2005, we performed our annual impairment analysis of the carrying value of these investments and we recognized $0.1 million of impairment losses related to our cost method investments which include investments in privately held service companies, research companies and publicly traded companies. After recognition of the impaired loss we have determined that the fair value of the investments exceeded the carrying values and no unrealized losses existed.

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

As of July 1, 2005, we adopted SFAS No. 123 (R) “Share-Based Payment” using the modified prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for awards expected to vest. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognised expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).

Prior to the adoption of SFAS No. 123 (R) on July 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our equity plans. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the employee stock purchase plan). Results for prior periods have not been restated.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-based Employee Compensation (continued)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months Ended September 30,
	2005	2004
Net income, as reported	$16,442	$13,926
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	2,612	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,612)	(1,644)

Pro forma net income	$16,442	$12,282
Earnings per share:
Basic - as reported	$0.23	$0.21
Basic - pro forma	$0.23	$0.18
Diluted - as reported	$0.23	$0.20
Diluted - pro forma	$0.23	$0.17

The application of SFAS 123(R) had the following effect on reported amounts relative to amounts that would have been reported under previous accounting (in thousands, except per share data):

	Three Months Ended September 30, 2005
	Under Previous Accounting	SFAS 123(R) Adjustments	As Reported
Income from operations	$27,904	$(3,391)	$24,513
Operating expenses:
Selling, general and administrative	41,805	2,875	44,680
Research and development	7,909	516	8,425
Net income	19,054	(2,612)	16,442

Inventories, net	100,563	320	100,883

Earnings per share:
Basic - pro forma	$0.27	$(0.04)	$0.23
Diluted - pro forma	$0.26	$(0.03)	$0.23

Cashflow from operating activities	$17,400	$(1,460)	$15,940
Cashflow from financing activities	$18,452	$1,460	$19,912

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-based Employee Compensation (continued)

The fair value of stock options granted during the three months ended September 30, 2005 under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

Stock Options
Weighted average risk-free interest rate	3.9%
Expected option life in years	3.9 -4.7
Expected volatility	29%

ESPP Purchase rights:
Weighted average risk-free interest rate	2.3%
Expected option life in years	6 months
Expected volatility	31%

Expected volatilities are based on a combination of historical volatilities of our stock and implied volatilities from traded options of our stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

(3)	Marketable Securities

The estimated fair value of marketable securities available for sale as of September 30, 2005 and June 30, 2005 are $4.5 million and $nil respectively. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(4)	Inventories

Inventories were comprised of the following at September 30, 2005 and June 30, 2005 (in thousands):

	September 30, 2005	June 30, 2005
Raw materials	$29,430	$29,857
Work in progress	2,781	1,820
Finished goods	68,672	57,430

	$100,883	$89,107

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended September 30,
	2005	2004
Net income	$16,442	$13,926
Foreign currency translation gains/(losses)	(1,338)	10,057
Unrealized gains on marketable securities	—	2

Comprehensive income	$15,104	$23,985

(6)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of September 30, 2005 and June 30, 2005 (in thousands):

	Sept 30, 2005	June 30, 2005
Machinery and equipment	$46,712	$42,623
Computer equipment	44,922	44,011
Furniture and fixtures	18,739	18,174
Vehicles	2,319	2,266
Clinical, demonstration and rental equipment	31,686	29,211
Leasehold improvements	7,084	4,940
Land	56,230	35,492
Buildings	77,436	77,101
Construction in Progress	16,908	9,320

	302,036	263,138
Accumulated depreciation and amortization	(96,277)	(88,970)

	$205,759	$174,168

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(7)	Other Intangible Assets

Other intangible assets is comprised of the following as of September 30, 2005 (in thousands):

September 30, 2005
Developed/core product technology	$29,464
Accumulated amortization	(1,537)

Developed/core product technology, net of accumulated amortization	27,927

Trade names	1,563
Accumulated amortization	(81)

Trade names, net of accumulated amortization	1,482

Customer relationships	13,751
Accumulated amortization	(740)

Customer relationships, net of accumulated amortization	13,011

Patents	14,031
Accumulated amortization	(7,746)

Patents, net of accumulated amortization	6,285

Other intangibles, net of accumulated amortization	$48,705

Intangible assets consist of patents, customer relationships, trade names, developed/core product technology and are amortized over the estimated useful life of the assets, generally between five and nine years. There are no expected residual values related to these intangible assets.

Developed/core product technology was acquired as part of the Saime acquisition on May 19, 2005. It represents proprietary know-how predominantly associated with Saime’s current portfolio of products that was technologically feasible as at the date of acquisition.

(8)	Goodwill

Changes in the carrying amount of goodwill for the three months ended September 30, 2005, were as follows (in thousands):

September 30, 2005
Balance at July 1, 2005	$181,106
Goodwill on acquisition of Pulmomed (note 13)	1,785
Foreign currency translation adjustments	(790)

Balance at September 30, 2005	$182,101

(9)	Long-Term Debt

Long-term debt at September 30, 2005 and June 30, 2005 consists of the following (in thousands):

	September 30, 2005	June 30, 2005
Convertible subordinated notes	$113,250	$113,250
Long-term loan	12,568	2,116
Capital lease	69	69

Current portion of long-term debt	$125,887	$115,435

Long-term loan	58,028	58,328
Capital lease	586	606

Non-current portion of long-term debt	$58,614	$58,934

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Long-Term Debt, Continued

Convertible Subordinated notes

On June 20, 2001 we issued $150.0 million of 4% convertible subordinated notes that are due to mature on June 20, 2006. On July 3, 2001, we received an additional $30.0 million in over allotments. This increased the total amount of convertible subordinated notes issued to $180.0 million.

During the three months ended September 30, 2005, and 2004, we did not repurchase any of our convertible subordinated notes. At September 30, 2005, we had convertible subordinated notes outstanding of $113.3 million.

The notes are convertible, at the option of the holder, at any time on or before maturity, into shares of common stock of ResMed Inc. The notes are currently convertible at a conversion price of $30.30 per share, which is equal to a conversion rate of 33.0034 shares per $1,000 principal amount of the notes, subject to adjustment.

We may redeem some or all of the notes at any time on or after June 22, 2005, at a redemption price of 100.8% of the principal amount of the notes, plus accrued and unpaid interest, if any, if the closing price of our common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the optional redemption notice.

The notes are general unsecured obligations and are subordinated to all of our existing and future senior indebtedness and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The indenture governing the notes does not limit us or our subsidiaries from incurring senior indebtedness or other indebtedness.

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

The Loan bears interest at a rate equal to LIBOR for deposits denominated in Euro plus a margin of 0.90% or 1.00%, depending on the ratio of the total debt to EBITDA, as defined in the Syndicated Facility Agreement, of ResMed Ltd. and its subsidiaries for the most recently completed fiscal year for the applicable interest period, and is payable quarterly. The effective interest rate is currently 3.03%. Payments of principal must be made to reduce the total outstanding principal amount of the Loan to EUR 48,250,000 on June 30, 2006, EUR 44,500,000 on June 30, 2007, EUR 37,750,000 on June 30, 2008, EUR 27,500,000 on June 30, 2009, EUR 15,000,000 on December 31, 2009, and the entire outstanding principal amount must be repaid in full on May 15, 2010. As at September 30, 2005, the facility loan with HSBC had an amount outstanding of US$60.1 million.

The Loan is secured by a pledge of one hundred percent of the shares of Saime SA, and a Guarantee by ResMed SA and Take Air Medical Handels GmbH. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Ltd. maintain certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the Loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement, which include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Ltd. and its subsidiaries, and if ResMed Inc. ceases to control ResMed Ltd, ResMed SA, Saime SA or any of Saime SA’s subsidiaries.

Capital Lease

As part of the acquisition of Saime we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Long-Term Debt, Continued

Details of contractual debt maturities at September 30, 2005 are as follows (in thousands):

		Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
Long-Term Debt	$183,846	$125,818	$4,513	$8,117	$12,326	$33,072	$—
Capital Leases	655	69	69	69	69	69	310
Total	$184,501	$125,887	$4,582	$8,186	$12,395	$33,141	$310

(10)	Restructuring Expenses

Restructuring expenses incurred during the quarters ended September 30, 2005 and 2004 were $1.0 million ($0.6 million net of tax) and $2.0 million ($1.2 million net of tax), respectively. Restructuring expenses (predominantly one-time termination benefits) are associated with the integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have completed the relocation of our ResMed Germany operation (previously located in Moenchengladbach) to Munich and integration of the back office functions including customer service, logistics and administration. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

Following is a summary of the restructuring liabilities related to the restructure and integration of the separate operations of ResMed Germany and MAP into a single operating unit, that were recorded during the quarter ended September 30, 2005 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at July 1, 2005	$222	$252	$474
Restructuring expenses	891	65	956
Cash payments	(100)	(85)	(185)
Foreign currency translation	(12)	(1)	(13)

Balance at September 30, 2005	$1,001	$231	$1,232

Restructuring expenses incurred are recorded in the consolidated statement of income as restructuring expenses.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(11)	Stockholders’ Equity

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

The total number of shares of Common Stock authorized for issuance upon exercise of options and other awards, or upon vesting of restricted or deferred stock awards, under the 1997 Plan was initially established at 2,000,000 and increases at the beginning of each fiscal year, commencing on July 1, 1998, by an amount equal to 4% of the outstanding Common Stock on the last day of the preceding fiscal year. The maximum number of shares of Common Stock issuable upon exercise of incentive stock options granted under the 1997 Plan, cannot exceed 16,000,000. Furthermore, the maximum number of shares which may be subject to options, rights or other awards granted under the Plan to any individual in any calendar year cannot exceed 600,000.

At September 30, 2005, there was $16.3 million in unrecognized compensation costs, related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.1 years. The aggregate intrinsic value of the options outstanding and the options exercisable at September 30, 2005 was $116.2 million and $75.1 million, respectively. The aggregate intrinsic value of the options exercised during the three months ended September 30, 2005, was $12.0 million. The total fair value of options that vested during the three months ended September 30, 2005, was $5.9 million. The following table summarizes option activity during the three months ended September 30, 2005:

	2005	Weighted Average Exercise Price	Weighted Average Remaining Term	Weighted Average Fair Value
Outstanding at beginning of period	8,301,408	$19.38		$7.93
Granted	213,000	33.55		10.74
Exercised	(639,524)	16.44		7.67
Forfeited	(112,068)	21.75		7.80

Outstanding at end of period	7,762,816	$19.98	5.83 years	$8.02

Exercise price range of granted options	$32.99 -36.17
Options exercisable at end of period	4,066,010	$16.49	5.33 years	$7.88

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by our shareholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. There is a maximum of 7,500,000 shares of our common stock authorized for sale under the ESPP.

During three months ended September 30, 2005, the Company recognized $0.1 million of stock-based compensation expense associated with the ESPP.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(11)	Stockholders’ Equity, Continued

Stock Split. On August 10, 2005, our Board of Directors declared a two-for-one split of our common stock which was effected in the form of a 100% stock dividend distributed on September 30, 2005. Stockholders received one additional share of common stock for every share held of record on September 15, 2005. All share numbers and per share amounts contained in these notes and accompanying consolidated financial statements have been retroactively adjusted to reflect this stock split.

(12)	Legal Actions and Contingencies

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

On December 23, 2002, three former contractors of our subsidiary MAP Medizin-Technologie GmbH initiated proceedings in Munich 1 Regional Court (Proceedings No. 7 O 23286/02), petitioning the Court for a declaration of inventorship with respect to MAP German Patent Applications identified as No. 100 31 079 and 101 92 802.5 and European Patent Application No. EP 01 967 819.7. On March 10, 2005, the Court entered judgement in favor of the plaintiffs, finding that they should be identified as co-inventors in place of certain individual defendants. In April 2005, MAP filed an appeal of that decision. We do not expect the outcome of this litigation to have an adverse material effect on our consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(13)	Business Acquisitions

Three months ended September 30, 2005

Pulmomed Medizinisch-Technische Geräte GmbH (“Pulmomed”). On July 1, 2005, we acquired 100% of the outstanding stock of Pulmomed for net cash consideration of $2.5 million, including acquisition costs. Additionally, as part of the acquisition we assumed debt of $1.0 million. Under the purchase agreement, we may also be required to make additional future payments of up to $0.9 million based on the achievement of certain performance milestones following the acquisition through June 30, 2007.

Pulmomed is an Austrian based company that distributes medical equipment and associated services for the treatment of sleep and respiratory patients. The acquisition of Pulmomed is consistent with our strategy for ongoing expansion of our international operations.

The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from July 1, 2005. An amount of $1.8 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $0.7 million, has been recorded as goodwill, which will not be tax deductible under Austrian Law. The company has not yet completed the purchase price allocation as the appraisals associated with the valuation of certain tangible assets are not yet complete. The company does not believe that the appraisals will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation in the quarter ending December 31, 2005.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed from Pulmomed at the date of acquisition based on an independent appraisal and internal studies (in thousands):

At July 1, 2005
Cash	$1
Accounts receivable	377
Inventory	592
Other assets	217
Property, plant & equipment	458
Customer relationships (useful life of 7 years)	907
Goodwill (non-amortizing, non-tax deductible)	1,785

Total assets acquired	$4,337

Current liabilities, primarily consisting of accounts payable, accrued expenses, loans and deferred tax liabilities	(1,668)
Non-current liabilities, primarily consisting of deferred tax liabilities	(203)

Net assets acquired	$2,466

Pro-forma financial information associated with the acquisition of Pulmomed is not included as the effects would not be significant to the consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(13)	Business Acquisitions, Continued

Fiscal year ended June 30, 2005

Saime SA (“Saime”). On May 19, 2005, we acquired 100% of the outstanding stock of Financiere ACE SAS, the holding company for Saime SA and its affiliates, for net cash consideration of $40.5 million. This was comprised of $51.0 million in consideration, including acquisition costs, less $10.5 million of cash acquired. At closing, Saime had debt of $65.8 million, which we repaid at closing. The acquisition and the immediate repayment of the assumed debt was funded with cash on hand and a five-year secured loan of 50 million Euro, from HSBC Bank Australia Limited (note 9).

Saime is a leading developer of ventilation products and distributes its products directly in France and Germany and through a network of distributors in Europe and Asia-Pacific.

The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from May 19, 2005. The company has not yet completed the purchase price allocation as the appraisals associated with the valuation of certain tangible assets are not yet complete. The company does not believe that the appraisals will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation in the six months ending December 31, 2005.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed from Saime at the date of acquisition based on an independent appraisal and internal studies (in thousands):

At May 19, 2005
Cash	$10,532
Accounts receivable	7,829
Inventory	7,031
Other assets	874
Property, plant & equipment	2,112
Developed / core product technology (useful life of 7 years)	30,733
In-Process research and development (expensed immediately)	5,268
Customer relationships (useful life of 9 years)	10,035
Tradenames (useful life of 7 years)	1,631
Goodwill (non-amortizing, non-tax deductible)	66,338

Total assets acquired	$142,383

Current liabilities, primarily consisting of accounts payable, accrued expenses, taxes payable and deferred tax liabilities	(12,329)
Non current liabilities, primarily consisting of capital leases and deferred tax liabilities	(13,271)
Assumed debt repaid upon acquisition	(65,764)

Net assets acquired	$51,019

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(13)	Business Acquisitions, Continued

Since its formation in 1987, Saime has developed a complete range of ventilators for use in the home and hospital markets. Saime distributes its products directly in France and Germany and through a network of distributors in Europe and Asia Pacific. Saime develops, manufactures and markets products from its headquarters near Paris, with a staff of approximately 100.

The company believes that the Saime acquisition resulted in the recognition of goodwill primarily because of its industry position and management strength. In addition, Saime’s products complete our line of homecare ventilation products and will immediately expand our market presence and distribution network in Europe and other regions. The Saime devices will complement our VPAP III devices and will allow us to provide the full range of options for patients who need ventilatory assistance.

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

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(13)	Business Acquisitions, Continued

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

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(14)	Subsequent Event

On November 1, 2005, we entered into an agreement to acquire 100% of the outstanding stock of PolarMed AS (“PolarMed”), for cash consideration of $8.0 million. Additionally, under the purchase agreement, we are potentially required to make up to $3.0 million in future payments based on the achievement of certain milestones. PolarMed is a Norwegian based company that distributes medical equipment and associated services for the treatment of sleep and respiratory patients.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of the results of operations for the three months ended September 30, 2005. It should be read together with the detail provided in the individual sections below. In this report, all share numbers and per share amounts have been retroactively adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

We design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders. Our net revenues are generated from the sale and rental of our various flow generator devices, nasal mask systems, accessories and other products, and, to a lesser extent from royalties and sales of custom motors.

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

During the quarter, our net revenue increased by 45% and gross profit increased by 42%, when compared to the quarter ended September 30, 2004. These results were primarily driven by increasing unit sales of our products. Diluted earnings per share for the quarter ended September 30, 2005 increased to $0.23 per share, up from $0.20 per share in the quarter ended September 30, 2004. Gross margin was 63% for the quarter ended September 30, 2005 compared to 64% for the same period in fiscal 2005. The reduction in gross margin is predominantly attributable to a change in the geographical mix of our sales with a higher percentage of sales being generated in the domestic market. For the quarter ended September 30, 2005, we recognized restructuring expenses, acquisition related amortization expenses and stock-based compensation costs of $1.0 million, $1.5 million and $3.4 million, respectively.

Net Revenue

Net revenue increased for the three months ended September 30, 2005 to $127.1 million from $87.7 million for the three months ended September 30, 2004, an increase of $39.4 million or 45%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories and incremental revenue of $13.0 million associated with our recent acquisitions. Excluding the impact of acquisitions, net revenue grew by 30%. Movements in international currencies against the U.S. dollar did not have a significant impact on revenues during the three months ended September 30, 2005.

Net revenue in North and Latin America increased for the quarter ended September 30, 2005 to $66.9 million from $45.6 million for the three months ended September 30, 2004, an increase of $21.3 million or 47%. This growth has been generated by increased public and physician awareness of sleep-disordered breathing together with our continued investment in our sales force and marketing initiatives. Recent product releases, in particular our Mirage Swift mask and our new flow generator platform, the S8, have also contributed strongly to our sales growth.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, Continued

Net revenue in international markets for the quarter ended September 30, 2005 increased to $60.2 million from $42.1 million compared to quarter ended September 30, 2004, an increase of $18.1 million or 43%. International sales growth in the quarter ended September 30, 2005 reflects organic growth in the overall sleep-disordered breathing market and the recent acquisitions of Resprecare, Hoefner, Saime and Pulmomed. These acquisitions contributed incremental revenue of $13.0 million for the quarter ended September 30, 2005. Excluding the impact of acquisitions, international sales grew by 12%.

Revenue from sales of flow generators for the quarter ended September 30, 2005 totaled $64.3 million, an increase of 53% compared to the quarter ended September 30, 2004, including increases of 36% in North and Latin America and 68% elsewhere. Revenue from sales of mask systems, motors and other accessories totaled $62.8 million, an increase of 37%, including increases of 54% in North and Latin America and 14% elsewhere, for the quarter ended September 30, 2005, compared to the quarter ended September 30, 2004. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, recent acquisitions and contributions from new products.

Gross Profit

Gross profit increased for the quarter ended September 30, 2005 to $80.1 million from $56.4 million for the quarter ended September 30, 2004, an increase of $23.7 million or 42%. Gross profit as a percentage of net revenue for the quarter ended September 30, 2005 was 63%, compared to 64% for the quarter ended September 30, 2004, reflecting a change in the geographical mix of our sales with a higher percentage of sales being generated in the lower margin domestic market and the impact of higher manufacturing costs in our Australian manufacturing facility resulting from a stronger Australian dollar against the U.S. dollar (as the majority of manufacturing labor and overhead costs are incurred in Australia). The average gross margins associated with our recent acquisitions are broadly consistent with our overall group gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2005 to $44.7 million from $26.7 million for the three months ended September 30, 2004, an increase of $18.0 million or 67%. Stock-based compensation expenses of $2.9 million, have been included within the selling, general and administrative expenses for the three months ended September 30, 2005. Selling, general and administrative expenses, excluding the impact of stock-based compensation costs, as a percentage of net revenue, was 33% compared to 30% for the three months ended September 30, 2004.

The increase in selling, general and administrative expenses was primarily due to stock-based compensation expense and an increase in the number of sales and administrative personnel to support our growth, the acquisitions of Resprecare, Hoefner, Saime and Pulmomed, continued infrastructure investment, particularly in our European businesses, and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to net appreciation of international currencies against the US dollar, which added approximately $0.3 million to our expenses as reported in US dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to continue in the range of 33% to 37%, including stock-based compensation expense.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2005 to $8.4 million from $6.8 million for the three months ended September 30, 2004, an increase of $1.6 million or 24%. Stock-based compensation expenses of $0.5 million, have been included within research and development expenses for the three months ended September 30, 2005. Research and development expenses, excluding the impact of stock-based compensation costs, as a percentage of net revenue, were 6% compared to 8% for the three months ended September 30, 2004.

The increase in research and development expenses was primarily due to higher employee compensation, increased charges for consulting fees and technical assessments incurred to facilitate development of new products and stock-based compensation expenses. The net appreciation of international currencies against the US dollar added approximately $0.4 million to our research and development expenses as reported in US dollars. As a percentage of net revenue, we expect our future research and development expense to continue in the range of 5% to 8%, including stock-based compensation expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2005 totaled $1.5 million ($nil for the three months ended September 30, 2004) and related to acquired intangible assets associated with the acquisitions of Pulmomed, Saime, Hoefner and Resprecare.

Restructuring Expenses

Restructuring expenses incurred during the three months ended September 30, 2005 were $1.0 million ($0.6 million net of tax) and consisted predominantly of restructuring charges associated with our integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have completed the relocation of our ResMed Germany operation (previously located in Moenchengladbach) to Munich and integration of the back office functions including customer service, logistics and administration. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

Other Income (Expenses), Net

Other income (expense), net for the three months ended September 30, 2005 increased to net expense of $0.6 million compared to net expense of $0.3 million for the three months ended September 30, 2004. Other expense, net primarily reflects interest expense associated with our convertible subordinated notes and loans, partially offset by interest income from cash and marketable securities and gains on foreign currency exchange. The increase in other expense, net was predominantly attributable to an increase in net interest expense as a result of the additional Euro 50 million loan taken out in May, 2005 as part of the funding for the Saime acquisition and the $10 million draw down on our existing revolving line of credit with Union Bank of California in July, 2005.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

Our effective income tax rate decreased to approximately 31.1% for the three months ended September 30, 2005 from approximately 32.6% for the three months ended September 30, 2004. The lower tax rate was primarily due to the geographical mix of taxable income with a greater proportion of our income being generated in lower tax rate jurisdictions. Excluding the impact of stock-based compensation expense, our effective tax rate was approximately 30.1%. We continue to benefit from the relatively low Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate a majority of our taxable income in Australia.

Net Income

As a result of the factors above, our net income for the three months ended September 30, 2005 was $16.4 million or $0.23 per diluted share compared to net income of $13.9 million or $0.20 per diluted share for the three months ended September 30, 2004. The stock-based compensation expense, restructuring expenses and amortization of acquired intangible assets described above constituted a reduction of $0.05 and $0.01 per diluted share on an after-tax basis for the three months ended September 30, 2005 and 2004, respectively.

Stock-based Compensation Costs

As of July 1, 2005, we adopted SFAS No. 123 (R) using the modified prospective method, which requires measurement of compensation of all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognised expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R).

Prior to the adoption of SFAS No. 123 (R) on July 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our equity plans. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the employee stock purchase plan). Results for prior periods have not been restated.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock-based Compensation Costs, Continued

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months Ended September 30,
	2005	2004
Net income, as reported	$16,442	$13,926
Add: Stock-based employee compensation expense included in reported
Net income, net of related tax effects.	2,612	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,612)	(1,644)

Pro forma net income	$16,442	$12,282
Earnings per share:
Basic - as reported	$0.23	$0.21
Basic - pro forma	$0.23	$0.18
Diluted - as reported	$0.23	$0.20
Diluted - pro forma	$0.23	$0.17

The application of SFAS 123(R) had the following effect on reported amounts relative to amounts that would have been reported under previous accounting (in thousands, except per share data):

	Three Months Ended September 30, 2005
	Under Previous Accounting	SFAS 123(R) Adjustments	As Reported
Income from operations	$27,904	$(3,391)	$24,513
Operating expenses:
Selling, general and administrative	41,805	2,875	44,680
Research and development	7,909	516	8,425
Net income	19,054	(2,612)	16,442

Inventory	100,563	320	100,883

Earnings per share:
Basic - pro forma	$0.27	$(0.04)	$0.23
Diluted - pro forma	$0.26	$(0.03)	$0.23

Cashflow from operating activities	$17,400	$(1,460)	$15,940
Cashflow from financing activities	$18,452	$1,460	$19,912

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Acquisitions

Three months ended September 30, 2005

Pulmomed medizinisch-technische Geräte GmbH (“Pulmomed”). On July 1, 2005 we acquired 100% of the outstanding stock of Pulmomed for net cash consideration of $2.5 million, including acquisition costs. Additionally, as part of the acquisition we assumed debt of $1.0 million. Under the purchase agreement, we may also be required to make additional future payments of up to $0.9 million based on the achievement of certain performance milestones following the acquisition through June 30, 2007.

Pulmomed is an Austrian based company that distributes medical equipment and associated services for the treatment of sleep and respiratory patients. The acquisition of Pulmomed is consistent with our strategy for ongoing expansion of our international operations.

The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from July 1, 2005. An amount of $1.8 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $0.7 million, has been recorded as goodwill, which will not be tax deductible under Austrian Law. The company has not yet completed the purchase price allocation as the appraisals associated with the valuation of certain tangible assets are not yet complete. The company does not believe that the appraisals will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation in the quarter ending December 31, 2005.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed from Pulmomed at the date of acquisition based on an independent appraisal and internal studies (in thousands):

At July 1, 2005
Cash	$1
Accounts receivable	377
Inventory	592
Other assets	217
Property, plant & equipment	458
Customer relationships (useful life of 7 years)	907
Goodwill (non-amortizing, non-tax deductible)	1,785

Total assets acquired	$4,337

Current liabilities, primarily consisting of accounts payable, accrued expenses, loans and deferred tax liabilities	(1,668)
Non-current liabilities, primarily consisting of deferred tax liabilities	(203)

Net assets acquired	$2,466

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In-process Research and Development Charge (IPR&D)

In fiscal year 2005, as part of the acquisition of Saime, we recognized as an expense a charge of $5.3 million with respect to IPR&D programs under active development by Saime that, at date of acquisition, had not reached technological feasibility and had no alternative future use. The two projects were:

(i)	Upgrade of the Elisee Series of ventilators

(ii)	Next generation of portable ventilators

Consistent with the original expectations both of these projects are in development as at September 30, 2005 but are still expected to reach completion at various dates ranging from 1 to 3 years. Although no assurance can be given that the underlying assumptions used to value the acquired IPR&D programs will transpire as estimated, we remain confident in the assumptions used to determine the in-process research and development charge and, as a result, the net return of the Saime acquisition.

Liquidity and Capital Resources

As of September 30, 2005 and June 30, 2005, we had cash and cash equivalents and marketable securities available-for-sale of $134.2 million and $142.2 million, respectively. Working capital was $140.3 million and $141.7 million at September 30, 2005 and June 30, 2005 respectively.

Inventories at September 30, 2005 increased by $39.8 million or 65% to $100.9 million compared to September 30, 2004 inventories of $61.1 million. The percentage increase in inventories was higher than the 45% increase in revenues in the three-month period ended September 30, 2005 compared to the three-month period ended September 30, 2004. The higher inventory growth reflects management’s decision to increase inventory levels, particularly in raw materials, to accommodate our increasing production volumes. Raw material and finished goods inventories have also increased to support sales of our recently launched S8 flow generator.

Accounts receivable at September 30, 2005 were $103.0 million, an increase of $34.2 million or 50% over the September 30, 2004 accounts receivable balance of $68.8 million. Excluding the incremental increase from acquisitions, our accounts receivables have increased by $24.2 million or 35%. This increase was modestly higher than the 30% incremental increase in revenues for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Account receivable days outstanding were 71 days for the quarter ended September 30, 2005, compared to 70 days for the quarter ended September 30, 2004. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2005 and June 30, 2005 was 3.4% and 3.0%, respectively. The credit quality of our customers remains consistent with our past experience.

During the three months ended September 30, 2005, we generated cash of $15.9 million from operations, primarily as a result of increased profit partially offset by higher working capital, particularly in respect of inventories. The cash generated from operations included a reduction of $1.5 million due to the initial adoption of SFAS 123(R) as tax benefits associated with employee stock options exercised during the quarter are required to be included within cashflows from financing activities. Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cashflows, along with other tax cashflows.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Capital expenditures for the three months ended September 30, 2005, and 2004 aggregated $39.6 million and $7.5 million respectively. For the three months ended September 30, 2005, $21.0 million of the expenditure related to the purchase of a 9.78-acre parcel of land in Kearney Mesa, San Diego which will be used for the development of new corporate headquarters. As part of the funding of the purchase we drew down $10.0 million from our existing $15.0 million revolving line of credit with Union Bank of California. Other capital expenditures in the three months ended September 30, 2005 reflected the construction of our new manufacturing, research and development building, computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $205.8 million at September 30, 2005 compared to $174.2 million at June 30, 2005.

We are currently building our new research and development and office facilities at our existing site in Sydney, Australia and expect this to be completed by the second half of calendar 2006. We estimate that the additional building costs for the new research and development and office facilities will be approximately $43.8 million. We expect to fund the project through a combination of cash on hand and cash generated from operations.

On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearney Mesa, San Diego will allow us to develop a new corporate headquarters. We expect to commence building during calendar year 2006 and begin moving into the facility in calendar year 2007. As part of the funding of the purchase we drew down $10.0 million from our existing $15.0 million revolving line of credit with Union Bank of California.

Details of contractual obligations at September 30, 2005 are as follows:

		Payments Due by Period
In $000’s	Total	Sep 2006	Sep 2007	Sep 2008	Sep 2009	Sep 2010	Thereafter
Long-Term Debt	$183,846	$125,818	$4,513	$8,117	$12,326	$33,072	$—
Operating Leases	14,129	5,074	3,298	1,970	1,510	943	1,334
Capital Leases	655	69	69	69	69	69	310
Unconditional Purchase Obligations	43,761	43,761	—	—	—	—	—

Total Contractual Cash Obligations	$242,391	$174,722	$7,880	$10,156	$13,905	$34,084	$1,644

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations and a $5 million undrawn revolving line of credit with Union Bank of California. Beyond this, we are currently reviewing our funding needs and existing facilities to provide flexibility for future business needs and facilitate the refinancing of our convertible notes should they not convert to common stock before maturity on June 20, 2006.

During the three month period ended September 30, 2005, we did not repurchase any convertible subordinated notes. Our convertible subordinated notes are due to mature on June 20, 2006.

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

Details of other commercial commitments as at September 30, 2005 are as follows:

		Amount of Commitment Expiration Per Period
In $000’s	Total	Sep 2006	Sep 2007	Sep 2008	Sep 2009	Sep 2010	Thereafter
Standby Letters of Credit	$32	$32	$—	$—	$—	$—	$—
Guarantees*	2,542	—	332	—	—	—	2,210

Total Commercial Commitments	$2,574	$32	$332	$—	$—	$—	$2,210

*	The above guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

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

Stock Split

On August 10, 2005, our Board of Directors declared a two-for-one split of our common stock which was effected in the form of a 100% stock dividend distributed on September 30, 2005. Stockholders received one additional share of common stock for every share held of record on September 15, 2005. All share numbers and per share amounts contained in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect this stock split.

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

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Principles and Estimates, Continued

(4) Valuation of Deferred Income Taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, the intrinsic value of stock options, our ability to deduct tax loss carry forwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations.

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

RESMED INC AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Principles and Estimates, Continued

(7) Stock-Based Compensation. In accordance with the modified prospective method of SFAS No. 123 (R), we measure the compensation of all stock-based awards at fair value on date of grant. Such value is recognized as compensation expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including the type of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS 151, “Inventory Costs”, which sought to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal operating capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We have adopted this statement which did not have a material impact on our financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, (“FASB”), issued SFAS 154, “Accounting Changes and Error Corrections”. Statement 154 replaces APB No. 20 “Accounting Changes”, and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements”. The Statement changes the accounting for, and reporting of, a change in accounting principle. Statement 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005

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

The table below provides information in U.S. dollar equivalents on our foreign-currency denominated financial assets by legal entity functional currency as at September 30, 2005 (in thousands):

	Foreign Currency Financial Assets
	Aust Dollar	US Dollar	Euro	Great Britain Pound	Singapore Dollar	New Zealand Dollar	Swedish Krona	Swiss Franc
AUD Functional Currency Entities
Assets	$—	$93,319	$84,980	$8,240	$1,111	$775	$993	$1,236
Liability	—	(3,101)	(60,673)	(8,078)	—	—	—	—

Net Total	—	90,218	24,307	162	1,111	775	993	1,236

USD Functional Currency Entities:
Assets	24,167	—	4,665	—	—	—	—	—
Liability	—	—	—	—	—	—	—	—

Net Total	24,167	—	4,665	—	—	—	—	—

Euro Functional Currency Entities:
Assets	4,739	3,980	—	—	—	—	—	—
Liability	—	(32)	—	(21)	—	—	—	—

Net Total	4,739	3,948	—	(21)	—	—	—	—

GBP Functional Currency Entities:
Assets	—	2,809	2,244	—	—	—	—	—
Liability	—	—	—	—	—	—	—	—

Net Total	—	2,809	2,244	—	—	—	—	—

CHF Functional Currency Entities:
Assets	783	17	70	1	—	—	—	—
Liability	—	(38)	(150)	—	—	—	—	—

Net Total	783	(21)	(80)	1	—	—	—	—

SEK Functional Currency Entities:
Assets	—	79	—	—	—	—	—	—
Liability	—	(201)	(25)	—	—	—	—	—

Net Total	—	$(122)	$(25)	—	—	—	—	—

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at September 30, 2005. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)
Foreign Exchange Call Options	FY 2006	FY 2007	FY 2008	Total	Sept. 30, 2005	June 30, 2005
Receive AUD/Pay USD
Option amount	$49,500	$66,000	$6,000	$121,500	$2,368	$2,240
Ave. contractual exchange rate	AUD 1 = USD 0.747	AUD1 = USD 0.785	AUD1 = USD 0.77	AUD 1 = USD 0.768

Receive AUD/Pay Euro
Option amount	$18,039	$36,078		$54,117	$827	$758
Ave. contractual exchange rate	AUD 1 = Euro 0.623	AUD 1 = Euro 0.655		AUD 1 = Euro 0.644

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, marketable securities and debt.

At September 30, 2005, we maintain a short-term investment portfolio containing financial instruments that have original maturities of less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

At September 30, 2005, we had total long-term debt, including the current portion of those obligations, of $184.5 million. Of this debt, $114.6 million is at fixed interest rates and $69.9 million is subject to variable interest rates.

A hypothetical 10% change in interest rates during the three months ended September 30, 2005, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

Our business depends on our ability to effectively market to dealers of home health care products and sleep clinics. We market our products primarily to home health care dealers and to sleep clinics that diagnose obstructive sleep apnea and other sleep disorders. We believe that home health care dealers and sleep clinics play a significant role in determining which brand of product a patient will use. The success of our business depends on our ability to market effectively to home health care dealers and sleep clinics to ensure that our products are properly marketed and sold by these third parties.

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

If we fail to integrate our recent acquisitions with our operations, our business could suffer. During the three months ended September 30, 2005 we acquired Pulmomed and during the fiscal year ended June 30, 2005 we acquired Saime SA, Hoefner and Resprecare. We are currently in the process of integrating our operations with these recent acquisitions. The integration will require significant efforts from each company. We may find it difficult to integrate the operations as personnel may leave, licensees, distributors or suppliers may terminate their arrangements, or demand amended terms to these arrangements. Additionally, our management may have their attention diverted while trying to integrate these companies. This diversion or these difficulties in integration could have an adverse impact on us. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of these acquisitions.

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

We manufacture substantially all of our products outside the U.S. and sell a significant portion of our products in non-U.S. markets, subjecting us to various risks relating to international activities that could adversely affect our overall profitability. Sales outside North and Latin America accounted for approximately 47% and 48% of our net revenues in the three months ended September 30, 2005 and 2004, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our U.S. operations, including:

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

RESMED INC AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

Government and private insurance plans may not adequately reimburse patients for our products, which could result in reductions in sales or selling prices for our products. Our ability to sell our products depends in large part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. These third party payers are increasingly challenging the prices charged for medical products and services. Therefore, even if a product is approved for marketing, we cannot assure you that reimbursement will be allowed for the product, that the reimbursement amount will be adequate or, that the reimbursement amount even if initially adequate, will not subsequently be reduced. For example, in some markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of our products but is subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia and the United Kingdom, there is currently limited or no reimbursement for devices that treat sleep-disordered breathing conditions. Additionally, future legislation or regulation concerning the health care industry or third party or governmental coverage and reimbursement, particularly legislation or regulation limiting consumers’ reimbursement rights, may harm our business.

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

Our intellectual property may not protect our products, and/or our products may infringe on the intellectual property rights of third parties. We rely on a combination of patents, trade secrets and non-disclosure agreements to protect our intellectual property. Our success depends, in part, on our ability to obtain and maintain United States and foreign patent protection for our products, their uses and our processes to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We have a number of pending patent applications, and we do not know whether any patents will issue from any of these applications. We do not know whether any of the claims in our issued patents or pending applications will provide us with any significant protection against competitive products or otherwise be commercially valuable. Legal standards regarding the validity of patents and the proper scope of their claims are still evolving, and there is no consistent law or policy regarding the valid breadth of claims. Additionally, there may be third party patents, patent applications and other intellectual property relevant to our products and technology which are not known to us and that block or compete with our products.

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

If we fail to have sufficient funds available to repay our convertible notes due June 30, 2006, our operations may be jeopardized. We have outstanding an aggregate of $113,250,000 of convertible notes, which are due on June 20, 2006. The outstanding convertible notes were initially issued as part of a $180,000,000 private offering completed in June 2001. The remainder of the convertible notes were repurchased by us through open market purchases in 2002 and 2003. The convertible notes bear interest at a rate of 4% per annum and may convert to common stock at a conversion price of $30.30 per share. Should the holders of the notes not elect to convert them to common stock, or if we are not able to force the conversion of the notes by their terms, we must repay the amounts on the due date. We may not have sufficient funds available to repay our convertible notes at their maturity, and we do not currently have credit facilities or other financing available to us to provide funds for the repayment of the convertible notes. We may not be able to obtain additional financing to repay the convertible notes on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors would be diluted. A failure to obtain additional funding to repay the convertible notes and support our working capital and operating requirements could jeopardize our operations.

PART I - FINANCIAL INFORMATION	Item 4

RESMED INC AND SUBSIDIARIES

Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION	Item 1-6

RESMED INC AND SUBSIDIARIES

Item 1	Legal Proceedings

Refer Note 12 to the Condensed Consolidated Financial Statements

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended September 30, 2005.

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs(1)
Opening balance at July 1, 2005	2,254,918	$18.36	2,254,918	5,745,082

July 2005	Nil	—	—	—

August 2005	Nil	—	—	—

September 2005	Nil	—	—	—

Closing balance at September 30, 2005	2,254,918	$18.36	2,254,918	5,745,082

(1)	On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of our outstanding common stock. For the three month periods ended September 30, 2005 and September 30, 2004, we repurchased nil and 482,180 shares at a cost of $nil and $11.0 million respectively. Since the inception of the share buyback program, we have repurchased 2,254,918 shares at a cost of $41.4 million.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2005

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell Chairman and Chief Executive Officer

/s/ ADRIAN M. SMITH
Adrian M. Smith Senior Vice President Finance and Chief Financial Officer