Form 10-Q
period 2005-12-31
RESMED INC
filed 2006-02-09
CIK 943819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

001-15314

Commission file number

ResMed Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

98-0152841

(IRS Employer Identification No)

14040 Danielson St

Poway CA 92064-6857

United States Of America

(Address of principal executive offices)

(858) 746 2400

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of February 1, 2006, 71,412,231 shares of Common Stock ($0.004 par value) were outstanding. This number excludes 2,254,918 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of December 31, 2005 and June 30, 2005	3

	Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended December 31, 2005 and 2004 and the Six Months Ended December 31, 2005 and 2004	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 2005 and 2004	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3	Quantitative and Qualitative Disclosures About Market and Business Risk	43

Item 4	Controls and Procedures	54

Part II	Other Information

Item 1	Legal Proceedings	55

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3	Defaults Upon Senior Securities	55

Item 4	Submission of Matters to a Vote of Security Holders	55

Item 5	Other Information	56

Item 6	Exhibits	56

	Signatures	57

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$140,282	142,185
Marketable securities available-for-sale (note 3)	2,498	—
Accounts receivable, net of allowance for doubtful accounts of $3,766 at December 31, 2005 and $3,199 at June 30, 2005	115,367	103,951
Inventories, net (note 4)	107,523	89,107
Deferred income taxes	20,998	15,230
Prepaid expenses and other current assets	14,538	9,737

Total current assets:	401,206	360,210

Property, plant and equipment, net (note 6)	217,460	174,168
Goodwill (note 8)	185,106	181,106
Other intangibles (note 7)	48,315	49,371
Other assets	7,962	9,291

Total non-current assets	458,843	413,936

Total assets	$860,049	$774,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,501	$34,416
Accrued expenses	40,361	34,414
Deferred revenue	13,935	12,327
Income taxes payable	19,163	21,959
Current portion of long-term debt (note 9)	145,392	115,435

Total current liabilities	256,352	218,551

Non-current liabilities:
Deferred income taxes	10,059	11,695
Deferred revenue	10,352	10,901
Long-term debt (note 9)	58,189	58,934

Total non-current liabilities	78,600	81,530

Total liabilities	334,952	300,081

Commitments and contingencies (notes 12 and 13)	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 71,101,882 at December 31, 2005 and 70,001,080 at June 30, 2005 (excluding 2,254,918 and 2,254,918 shares held as Treasury Stock, respectively)	284	280
Additional paid-in capital	207,760	179,865
Retained earnings	321,197	282,441
Treasury stock, at cost	(41,405)	(41,405)
Accumulated other comprehensive income (note 5)	37,261	52,884

Total stockholders’ equity	525,097	474,065

Total liabilities and stockholders’ equity	$860,049	$774,146

All share information has been adjusted to reflect the two-for-one split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

See accompanying notes to unaudited condensed consolidated financial statements.

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net revenues	$146,416	$103,893	$273,543	$191,626
Cost of sales (A)	54,690	35,515	101,698	66,837

Gross profit	91,726	68,378	171,845	124,789

Operating expenses:
Selling, general and administrative (A)	48,894	33,469	93,574	60,133
Research and development (A)	8,588	7,842	17,013	14,661
Donation to foundation	255	500	255	500
Amortization of acquired intangible assets	1,545	—	3,090	—
Restructuring expenses (note 10)	168	958	1,124	2,926

Total operating expenses	59,450	42,769	115,056	78,220

Income from operations	32,276	25,609	56,789	46,569

Other income (expense), net:
Interest income (expense), net	(754)	(159)	(1,691)	(480)
Other, net	1,025	679	1,316	710

Total other income (expense), net	271	520	(375)	230

Income before income taxes	32,547	26,129	56,414	46,799
Income taxes	10,233	8,725	17,658	15,469

Net income	$22,314	$17,404	$38,756	$31,330

Basic earnings per share	$0.31	$0.26	$0.55	$0.46
Diluted earnings per share (note 2-j)	$0.30	$0.25	$0.53	$0.44
Basic shares outstanding (000’s)	70,922	68,024	70,623	67,901
Diluted shares outstanding (000’s)	77,183	74,205	76,716	74,230
(A)Includes stock-based compensation costs as follows:
Cost of sales	$213	$—	$213	$—
Selling, general and administrative	3,576	—	6,451	—
Research and development	533	—	1,049	—

Total stock-based compensation costs	$4,322	$—	$7,713	$—

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005

See accompanying notes to unaudited condensed consolidated financial statements.

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$38,756	$31,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,236	12,245
Stock-based compensation costs	7,713	—
Amortization of deferred borrowing costs	472	411
Write-down of cost-method investment	530	—
Provision for service warranties	417	678
Foreign currency options revaluation	2,204	(1,056)
Profit on sale and lease-back of building	—	(1,264)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(9,238)	(3,948)
Inventories, net	(17,182)	(6,440)
Prepaid expenses, net deferred income taxes and other current assets	(10,191)	(185)
Accounts payable, accrued expenses and other liabilities	(1,830)	7,159

Net cash provided by operating activities	30,887	38,930

Cash flows from investing activities:
Purchases of property, plant and equipment	(63,160)	(15,958)
Capitalized interest	(341)	—
Patent registration costs	(1,477)	(1,284)
Purchase of non-trading investments	(1,593)	(383)
Business acquisitions, net of cash acquired of $262 ($nil in 2004)	(9,097)	(5,828)
Purchases of marketable securities – available-for-sale	(2,493)	(144,616)
Proceeds from sale or maturity of marketable securities – available-for-sale	—	134,670

Net cash used in investing activities	(78,161)	(33,399)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	17,782	10,177
Tax benefit from stock option exercises	1,929	—
Proceeds from borrowings, net of borrowing costs	30,000	—
Repayment of assumed borrowings from acquisitions	(2,196)	—
Purchase of treasury stock	—	(10,965)

Net cash provided by (used in) financing activities	47,515	(788)

Effect of exchange rate changes on cash	(2,144)	9,418

Net (decrease) increase in cash and cash equivalents	(1,903)	14,161
Cash and cash equivalents at beginning of period	142,185	128,907

Cash and cash equivalents at end of period	140,282	$143,068

Supplemental disclosure of cash flow information:
Income taxes paid	$26,745	$12,870
Interest paid	3,500	2,265

Fair value of assets acquired in acquisitions	$10,342	$2,781
Liabilities assumed	(7,528)	—
Goodwill on acquisition	6,961	3,720
Acquisition costs accrued	(799)	(673)
Acquisition costs paid	383	—

Cash paid for acquisitions, including acquisition costs	$9,359	$5,828

See accompanying notes to unaudited condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

The consolidated financial statements for the three months ended December 31, 2005 and 2004 and the six months ended December 31, 2005 and 2004 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2005.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the six months ended December 31, 2005 we capitalized $0.3 million of interest relating to such construction costs.

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

We calculate earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (“SFAS 128”), as amended by SFAS No. 123(R), “Share Based Payments” (“SFAS 123(R)”). SFAS 128 requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, net income is adjusted for the after-tax amount of interest associated with convertible debt, and the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and convertible notes.

Stock options of 268,000 and 134,000 for the three month periods ended December 31, 2005 and 2004 respectively, and stock options of 613,000 and 1,136,000 for the six month periods ended December 31, 2005 and 2004 respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the periods ended December 31, 2005 and 2004 are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Numerator:
Net Income	$22,314	$17,404	$38,756	$31,330
Adjustment for interest and deferred borrowing costs, net of income tax effect	839	821	1,660	1,642

Net Income, used in calculating diluted earnings per share	$23,153	$18,225	$40,416	$32,972
Denominator:
Basic weighted-average common shares outstanding	70,922	68,024	70,623	67,901
Effect of dilutive securities:
Stock options	2,524	2,444	2,356	2,592
Convertible subordinated notes	3,737	3,737	3,737	3,737

Diluted potential common shares	6,261	6,181	6,093	6,329

Diluted weighted average shares	77,183	74,205	76,716	74,230

Basic earnings per share	$0.31	$0.26	$0.55	$0.46
Diluted earnings per share	$0.30	$0.25	$0.53	$0.44

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(k)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, marketable securities available-for-sale, accounts receivable and accounts payable approximate their fair value because of their short-term nature. The estimated fair value of the Company’s convertible subordinated notes, which are included within long-term debt, at December 31, 2005 approximates $113.3 million compared with the carrying value of $143.3 million. Foreign currency option contracts are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes.

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

Our foreign currency derivatives portfolio represents a cash flow hedge program against the net cash flow of our international manufacturing operations. We have determined our hedge program to be a non-effective hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The foreign currency derivatives portfolio is recorded in the condensed consolidated balance sheet at fair value and included in other assets or other liabilities.

All movements in the fair value of the foreign currency derivatives are recorded within other income, net on our consolidated statements of income.

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at December 31, 2005 and June 30, 2005 was $2.1 million and $3.0 million, respectively, which represents the positive fair value of options held by us and are included in other assets on the consolidated balance sheet.

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(l)	Foreign Exchange Risk Management (continued)

We held foreign currency option contracts with notional amounts totaling $209.9 million and $145.5 million at December 31, 2005 and June 30, 2005, respectively, to hedge foreign currency items. These contracts mature at various dates prior to December 2007.

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

At December 31, 2005, the investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with our investment policy and are principally comprised of corporate obligations.

At December 31, 2005, contractual maturities of marketable securities-available-for-sale were (in thousands):

Due less than one year	$2,498
Due one to less than three years	—
Due more than three years	—

Total	$2,498

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

Changes in the liability for product warranty for the six months ended December 31, 2005 are as follows (in thousands):

Balance as at July, 1, 2005	$2,912
Warranty accruals for the six months ended December 31, 2005	809
Warranty costs incurred for the six months ended December 31, 2005	(392)
Foreign currency translation adjustments	(115)

Balance as at December 31, 2005	$3,214

(p)	Impairment of Long-Lived Assets

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

The aggregate carrying amount of our cost-method investments at December 31, 2005 and June 30, 2005, was $4.7 million and $5.3 million, respectively. These are included in other assets in our condensed consolidated balance sheet. At December 31, 2005, we performed an analysis of the carrying value of these investments and we recognized $0.5 million of impairment losses related to our cost-method investments which include investments in privately held service companies, research companies and publicly traded companies. The expense associated with this impairment has been included in the other income (expense) line within the statements of income. After recognition of the impaired loss we have determined that the fair value of the investments exceeded the carrying values and no unrealized losses existed.

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-based Employee Compensation

We have granted stock options to personnel, including officers and directors, under both our 1995 Option Plan and our 1997 Equity Participation Plan (collectively the “Plans”). These options have expiration dates of ten years from the date of grant and vest over three or four years. We granted these options with the exercise price equal to the market value as determined at the date of grant. We have also offered to our personnel, including officers and directors, the right to purchase shares of our common stock at a discount under our employee stock purchase plan (‘ESPP’).

As of July 1, 2005, we adopted SFAS 123 (R) using the modified prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).

Prior to the adoption of SFAS 123(R) on July 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our equity plans. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the ESPP). Results for prior periods have not been restated.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income, as reported	$22,314	$17,404	$38,756	$31,330
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,429	—	6,041	—
Deduct: Stock-based employee compensation expense included in reported net income, net of related tax effects	(3,429)	(1,850)	(6,041)	(3,493)

Pro forma net income	$22,314	$15,554	$38,756	$27,837

Earnings per share:
Basic - as reported	$0.31	$0.26	$0.55	$0.46
Basic - pro forma	$0.31	$0.23	$0.55	$0.41
Diluted - as reported (note 2-j)	$0.30	$0.25	$0.53	$0.44
Diluted - pro forma	$0.30	$0.22	$0.53	$0.40

The application of SFAS 123(R) had the following effect on reported amounts relative to amounts that would have been reported under previous accounting (in thousands, except per share data):

	Three Months Ended December 31, 2005			Six Months Ended December 31, 2005
	Under Previous Accounting	SFAS 123(R) Adjustments	As Reported	Under Previous Accounting	SFAS 123(R) Adjustments	As Reported
Cost of sales	$54,477	$213	$54,690	$101,485	$213	$101,698
Operating expenses:
Selling, general and admin.	45,318	3,576	48,894	87,123	6,451	93,574
Research and development	8,055	533	8,588	15,964	1,049	17,013
Income from operations	36,598	(4,322)	$32,276	64,502	(7,713)	56,789
Income before income taxes	36,869	(4,322)	32,547	64,127	(7,713)	56,414
Net income	25,743	(3,429)	22,314	44,797	(6,041)	38,756

Inventories, net	107,055	468	107,523	107,055	468	107,523
Earnings per share:
Basic	$0.36	$(0.05)	$0.31	$0.63	$(0.08)	$0.55
Diluted	$0.34	$(0.04)	$0.30	$0.60	$(0.07)	$0.53
Cashflow from operating activities				$32,816	$(1,929)	$30,887
Cashflow from financing activities				$45,586	$1,929	$47,515

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

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
Stock options
Weighted average fair value	$14.11	$11.43
Weighted average risk-free interest rate	4.3%	3.9 - 4.3%
Expected option life in years	4.7 - 5.2	3.9 - 5.2
Expected volatility	30% - 33%	29% - 33%

ESPP Purchase rights:
Weighted average risk-free interest rate	4.2%	3.2 - 4.2%
Expected option life in years	6 months	6 months
Expected volatility	29 - 31%	29 - 31%

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

The estimated fair value of marketable securities available for sale as of December 31, 2005 and June 30, 2005 are $2.5 million and $nil, respectively. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(4)	Inventories

Inventories were comprised of the following at December 31, 2005 and June 30, 2005 (in thousands):

	December 31, 2005	June 30, 2005
Raw materials	$34,130	$29,857
Work in progress	2,594	1,820
Finished goods	70,799	57,430

	$107,523	$89,107

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended December 31		Six months ended December 31
	2005	2004	2005	2004
Net income	$22,314	$17,404	$38,756	$31,330
Foreign currency translation gains/(losses)	(14,289)	25,306	(15,627)	35,363
Unrealized gains on marketable securities	4	(7)	4	(5)

Comprehensive income	$8,029	$42,703	$23,133	$66,688

(6)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of December 31, 2005 and June 30, 2005 (in thousands):

	December 31, 2005	June 30, 2005
Machinery and equipment	$45,713	$42,623
Computer equipment	45,925	44,011
Furniture and fixtures	20,484	18,174
Vehicles	2,467	2,266
Clinical, demonstration and rental equipment	34,536	29,211
Leasehold improvements	9,457	4,940
Land	55,474	35,492
Buildings	75,740	77,101
Construction in Progress	28,267	9,320

	318,063	263,138
Accumulated depreciation and amortization	(100,603)	(88,970)

	$217,460	$174,168

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(7)	Other Intangible Assets

Other intangible assets is comprised of the following as of December 31, 2005 and June 30, 2005 (in thousands):

	December 31, 2005	June 30, 2005
Developed/core product technology	$29,030	$29,620
Accumulated amortization	(2,551)	(487)

Developed/core product technology, net of accumulated amortization	26,479	29,133

Trade names	1,540	1,572
Accumulated amortization	(135)	(26)

Trade names, net of accumulated amortization	1,405	1,546

Customer relationships	15,245	12,936
Accumulated amortization	(1,105)	(345)

Customer relationships, net of accumulated amortization	14,140	12,591

Patents	14,257	13,200
Accumulated amortization	(7,966)	(7,099)

Patents, net of accumulated amortization	6,291	6,101

Other intangibles, net of accumulated amortization	$48,315	$49,371

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

(8)	Goodwill

Changes in the carrying amount of goodwill for the six months ended December 31, 2005, were as follows (in thousands):

December 31, 2005
Balance at July 1, 2005	$181,106
Acquisition of PolarMed (note 13)	4,903
Acquisition of Pulmomed (note 13)	1,785
Accrual of earn-out relating to Hoefner acquisition (note 13)	594
Final adjustment to purchase price allocation relating to Saime acquisition (note 13)	(321)
Foreign currency translation adjustments	(2,961)

Balance at December 31, 2005	$185,106

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Long-Term Debt

Long-term debt at December 31, 2005 and June 30, 2005 consists of the following (in thousands):

	December 31, 2005	June 30, 2005
Convertible subordinated notes	$113,250	$113,250
Long-term loan and revolving facility	32,074	2,116
Capital lease	68	69

Current portion of long-term debt	$145,392	$115,435

Long-term loan	57,629	58,328
Capital lease	560	606

Non-current portion of long-term debt	$58,189	$58,934

Convertible Subordinated notes

On June 20, 2001, we issued $150.0 million of 4% convertible subordinated notes and on July 3, 2001, we received an additional $30.0 million in over allotments. This increased the total amount of convertible subordinated notes issued to $180.0 million. During the three months ended September 30, 2005, and 2004, we did not repurchase any of our convertible subordinated notes. At December 31, 2005, we had 4% convertible subordinated notes outstanding of $113.3 million.

The notes are convertible, at the option of the holder, at any time on or before maturity, into shares of common stock of ResMed Inc. On January 5, 2006, we exercised our right to call for an early redemption all of the Convertible Subordinated Notes. The notes were issued and the redemption will be effected pursuant to the provisions of the Indenture dated June 20, 2001, between us and American Stock Transfer & Trust Company, as trustee. We provided notice to the trustee and the holders of the notes that we will redeem the notes on March 3, 2006 at a redemption price of approximately $1,008 per $1,000 principal amount of notes, or 100.8% of the principal amount thereof plus accrued and unpaid interest to the redemption date.

On the redemption date, the redemption price will become due and payable upon each note to be redeemed. Interest on the notes will cease to accrue on and after the redemption date and the only remaining right of the holders of the notes will be to receive payment of the redemption price, including accrued and unpaid interest to the redemption date, upon surrender to the trustee of the notes.

Pursuant to the Indenture, the notes called for redemption may be converted at the election of the holders into shares of our common stock at any time before the close of business on March 2, 2006, the business day prior to the redemption date. The notes are convertible into approximately 33 shares of our common stock for each $1,000 principal amount of the notes, at a conversion price of $30.30 per share. No payment will be made for accrued interest on notes surrendered for conversion. We would issue an aggregate of approximately 3.74 million shares if all currently outstanding notes were converted. The dilutive impact of these conversions has already been reflected in the reported diluted earnings per share.

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

The Loan bears interest at a rate equal to LIBOR for deposits denominated in Euro plus a margin of 0.90% or 1.00%, depending on the ratio of the total debt to EBITDA, as defined in the Syndicated Facility Agreement, of ResMed Ltd. and its subsidiaries for the most recently completed fiscal year for the applicable interest period, and is payable quarterly. The effective interest rate is currently 3.03%. Payments of principal must be made to reduce the total outstanding principal amount of the Loan to EUR 48,250,000 on June 30, 2006, EUR 44,500,000 on June 30, 2007, EUR 37,750,000 on June 30, 2008, EUR 27,500,000 on June 30, 2009, EUR 15,000,000 on December 31, 2009, and the entire outstanding principal amount must be repaid in full on May 15, 2010. As at December 31, 2005, the facility loan with HSBC had an amount outstanding of $59.2 million.

The Loan is secured by a pledge of one hundred percent of the shares of Saime SA, and a Guarantee by ResMed SA and Take Air Medical Handels GmbH. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Ltd. maintain certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the Loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement, which include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Ltd. and its subsidiaries, and if ResMed Inc. ceases to control ResMed Ltd, ResMed SA, Saime SA or any of Saime SA’s subsidiaries. At December 31, 2005 we were in compliance with our debt covenants.

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Long-Term Debt, Continued

Revolving Facility

On November 8, 2005, our wholly-owned subsidiaries ResMed Corp and ResMed EAP Holdings Inc. entered into a First Amended and Restated Loan Agreement with Union Bank of California, N.A. (the “Loan Agreement”), that provides for two revolving loans, one of up to $15 million and one of up to $25 million, for a total commitment of $40 million. Draws under both revolving loans may only be made before October 1, 2008, at which time all unpaid principal and interest under both loans must be repaid. The outstanding principal amount due under either loan will bear interest at a rate equal to LIBOR plus either 1% or 0.9%, depending on certain financial ratios for ResMed Corp and ResMed EAP Holdings Inc. At December 31, 2005 the current principal amount drawn under the Loan Agreement is $30 million.

The obligations of ResMed Corp and ResMed EAP Holdings Inc. under the Loan Agreement are guaranteed by ResMed Inc under a Continuing Guaranty and secured by a pledge of substantially all of the personal property of ResMed EAP Holdings Inc. and substantially all of the assets of ResMed Corp. The Loan Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Inc maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a minimum tangible net worth and a minimum EBITDA. The entire principal amount of the Loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related document or a 20% or more change in control of ResMed Inc, ResMed Corp or ResMed EAP Holdings Inc. At December 31, 2005 we were in compliance with our debt covenants.

Capital Lease

As part of the acquisition of Saime we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

Details of contractual debt maturities at December 31, 2005 are as follows (in thousands):

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
Long-Term Debt	$202,953	$145,324	$4,901	$7,998	$12,145	$32,585	$—
Capital Leases	628	68	68	68	68	68	288

Total	$203,581	$145,392	$4,969	$8,066	$12,213	$32,653	$288

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(10)	Restructuring Expenses

Restructuring expenses incurred during the three and six months ended December 31, 2005 were $0.2 million ($0.1 million net of tax) and $1.1 million ($0.7 million net of tax), respectively. The cumulative amount of restructuring expenses incurred to date is $6.3 million. Restructuring expenses (predominantly one-time termination benefits) are associated with the integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have completed the relocation of our ResMed Germany operation (previously located in Moenchengladbach) to Munich and the integration of the back office functions including customer service, logistics and administration. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

Following is a summary of the restructuring liabilities related to the restructure and integration of the separate operations of ResMed Germany and MAP into a single operating unit, that were recorded during the six months ended December 31, 2005 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at July 1, 2005	$222	$252	$474
Restructuring expenses	949	175	1,124
Cash payments	(473)	(214)	(687)
Foreign currency translation	(26)	(4)	(30)

Balance at December 31, 2005	$672	$209	$881

Restructuring expenses incurred are recorded in the consolidated statement of income as restructuring expenses.

RESMED INC. AND SUBSIDIARIES

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

The total number of shares of Common Stock authorized for issuance upon exercise of options and other awards, or upon vesting of restricted or deferred stock awards, under the 1997 Plan was initially established at 2,000,000 and increases at the beginning of each fiscal year, commencing on July 1, 1998, by an amount equal to 4% of the outstanding Common Stock on the last day of the preceding fiscal year. The maximum number of shares of Common Stock issuable upon exercise of incentive stock options granted under the 1997 Plan, cannot exceed 16,000,000. Furthermore, the maximum number of shares, which may be subject to options, rights or other awards granted under the 1997 Plan to any individual in any calendar year, cannot exceed 600,000.

At December 31, 2005, there was $12.9 million in unrecognized compensation costs, related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 1.8 years. The aggregate intrinsic value of the options outstanding and the options exercisable at December 31, 2005 was $145.3 million and $89.7 million, respectively. The aggregate intrinsic value of the options exercised during the three months and six months ended December 31, 2005 was $6.6 million and $18.6 million, respectively. The total fair value of options that vested during the three months and six months ended December 31, 2005 was $0.9 million and $6.8 million, respectively. The following table summarizes option activity during the six months ended December 31, 2005:

	Three Months Ended December 31, 2005	Weighted Average Exercise Price	Weighted Average Remaining Term	Weighted Average Fair Value
Outstanding at beginning of period	8,301,408	$19.38		$7.93
Granted	268,000	35.03		11.43
Exercised	(936,514)	16.88		8.01
Forfeited	(138,312)	22.58		7.74

Outstanding at end of period	7,494,582	$20.20	7.10 years	$7.93

Exercise price range of granted options	$32.99 – 40.80
Options exercisable at end of period	3,881,732	$16.47	5.63 years	$7.82

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(11)	Stockholders’ Equity, Continued

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by our stockholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in value of our common stock during any calendar year. There is a maximum of 7,500,000 shares of our common stock authorized for sale under the ESPP.

During six months ended December 31, 2005, we recognized $0.5 million of stock-based compensation expense associated with the ESPP and issued 54,847 shares at a share price of $26.52.

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

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(13)	Business Acquisitions

PolarMed Holding AS (“PolarMed”). On December 1, 2005, we acquired 100% of the outstanding stock of PolarMed, the holding company for PolarMed AS and its affiliates, for net cash consideration of $6.4 million. This was comprised of $6.6 million in consideration less $0.3 million of cash acquired. Additionally, as part of the acquisition we assumed debt of $1.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. The acquisition and the immediate repayment of the majority of the assumed debt were funded with cash on hand.

PolarMed is predominantly a Norwegian based company, with affiliated operations based in Sweden and Denmark, which distributes medical equipment and associated services for the treatment of sleep and respiratory patients. PolarMed was our Danish distributor before the acquisition, and the acquisition is consistent with our strategy for ongoing expansion of our international operations.

The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from December 1, 2005. An amount of $4.9 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $1.7 million, has been recorded as goodwill, which will not be tax deductible under Norwegian tax law. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. We have not yet completed the purchase price allocation, as the appraisals associated with the valuation of certain tangible assets are not yet complete. The company does not believe that the appraisals will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation in the quarter ending June 30, 2006.

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed from PolarMed at the date of acquisition based on an independent appraisal and internal studies (in thousands):

At December 31, 2005
Cash	$262
Accounts receivable	2,473
Inventory	2,170
Other assets	27
Property, plant & equipment	321
Customer relationships (useful life of 7 years)	1,780
Goodwill (non-amortizing, non-tax deductible)	4,903

Total assets acquired	$11,936

Current liabilities, primarily consisting of accounts payable, accrued expenses, debt and deferred tax liabilities	(4,891)
Non-current liabilities, primarily consisting of deferred tax liabilities	(427)

Net assets acquired	$6,618

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(13)	Business Acquisitions, Continued

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

The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from July 1, 2005. An amount of $1.8 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $0.7 million, has been recorded as goodwill, which will not be tax deductible under Austrian tax law. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. The fair values were determined by an independent appraisal and internal studies.

The following table summarizes the final purchase price allocation of the assets acquired and liabilities assumed from Pulmomed at the date of acquisition (in thousands):

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

Pro-forma financial information associated with the acquisition of PolarMed and Pulmomed, both individually and cumulatively, is not included as the effects would not be significant to the consolidated financial statements.

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(13)	Business Acquisitions, Continued

Saime SA (“Saime”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2005, we acquired 100% of the outstanding stock of Financiere ACE SAS, the holding company for Saime SA and its affiliates, on May 19, 2005, for net cash consideration of $40.6 million. This was comprised of $51.1 million in consideration, including acquisition costs, less $10.5 million of cash acquired. At June 30, 2005, we had not yet completed the purchase price allocation as the appraisals associated with the valuation of certain tangible assets were not yet complete. The fair values have now been finalized based on independent appraisals and internal studies. The impact of the completion of the purchase price allocation was to increase the fair value of the acquired fixed assets by approximately $0.7 million to $2.9 million, increase the fair value of acquired liabilities, including deferred tax liabilities, by approximately $0.4 million to $91.7 million and to decrease the amount recorded as goodwill by $0.3 million to $66.0 million.

Hoefner Medizintechnick GmbH (“Hoefner”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2005, we acquired 100% of the outstanding stock of Hoefner Medizintechnick GmbH (“Hoefner”) on February 14, 2005, for net cash consideration of $8.2 million. This was comprised of the $10.7 million in total consideration, including acquisition costs, less $2.5 million of cash acquired. Under the purchase agreement, additional future payments of up to $0.9 million are possible based on the achievement of certain performance milestones following the acquisition through December 31, 2006. Of these potential additional payments, $0.6 million was accrued at December 31, 2005 as a result of the successful achievement of a performance milestone. This will be paid within the three months ending March 31, 2006. The impact of this accrual was to increase the total acquisition consideration to $11.3 million from $10.7 million and to increase the amount recorded as goodwill by $0.6 million to $8.8 million.

(14)	Subsequent Event

On January 5, 2006, we exercised our right to call for an early redemption all of our convertible subordinated notes. We provided notice to the trustee, American Stock Transfer & Trust Company, and the holders of the notes that we will redeem the notes on March 3, 2006 at a redemption price of approximately $1,008 per $1,000 principal amount of notes, or 100.8% of the principal amount thereof plus accrued and unpaid interest to the redemption date. On the redemption date, the redemption price will become due and payable upon each note to be redeemed. Interest on the notes will cease to accrue on and after the redemption date.

Pursuant to the Indenture dated June 20, 2001, the notes called for redemption may be converted at the election of the holders into shares of common stock at any time before the close of business on March 2, 2006, the business day prior to the redemption date. The notes are convertible into approximately 33 shares of our common stock for each $1,000 principal amount of the notes, at a conversion price of $30.30 per share. No payment will be made for accrued interest on notes surrendered for conversion. ResMed would issue an aggregate of approximately 3.74 million shares if all currently outstanding notes were converted. The dilutive impact of these conversions has already been reflected in our reported diluted earnings per share.

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of the results of operations for the three months and six months ended December 31, 2005. It should be read together with the detail provided in the individual sections below. In this report, all share numbers and per share amounts have been retroactively adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

We design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders. Our net revenues are generated from the sale and rental of our various flow generator devices, nasal mask systems, accessories and other products, and, to a lesser extent, from royalties and sales of custom motors.

We have invested significant resources in research and development and product enhancement. Since 1989, we have developed several innovations to the original CPAP device to increase patient comfort and to improve ease of product use. We have been developing products for automated treatment, titration and monitoring of OSA, such as the AutoSet T, AutoSet Spirit and S8 AutoSet vantage flow generators. We have also developed numerous innovations associated with our mask product offerings and they now form a significant part of our product portfolio.

During the quarter, our net revenue increased by 41% and gross profit increased by 34%, when compared to the quarter ended December 31, 2004. These results were primarily driven by increasing unit sales of our products. Diluted earnings per share for the quarter ended December 31, 2005 increased to $0.30 per share, up from $0.25 per share in the quarter ended December 31, 2004. Gross margin was 63% for the quarter ended December 31, 2005 compared to 66% for the same period in fiscal 2005. The reduction in gross margin is predominantly attributable to a change in the geographical mix of our sales with a higher percentage of sales being generated in the domestic market. For the quarter ended December 31, 2005, we recognized restructuring expenses, acquisition related amortization expenses and stock-based compensation costs of $0.2 million, $1.5 million and $4.3 million, respectively.

Net Revenue

Net revenue increased for the three months ended December 31, 2005 to $146.4 million from $103.9 million for the three months ended December 31, 2004, an increase of $42.5 million or 41%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories and incremental revenue of $14.6 million associated with our recent acquisitions. Excluding the impact of acquisitions, net revenue grew by 27%. Movements in international currencies against the U.S. dollar negatively impacted revenues by approximately $4.0 million during the three months ended December 31, 2005.

Net revenue in North and Latin America increased for the quarter ended December 31, 2005 to $78.3 million from $52.3 million for the three months ended December 31, 2004, an increase of $26.0 million or 50%. This growth has been generated by increased public and physician awareness of sleep-disordered breathing together with our continued investment in our sales force and marketing initiatives. Recent product releases, in particular our Mirage Swift mask and our new flow generator platform, the S8, have also contributed strongly to our sales growth.

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, Continued

Net revenue in international markets for the quarter ended December 31, 2005 increased to $68.1 million from $51.6 million compared to quarter ended December 31, 2004, an increase of $16.5 million or 32%. International sales growth in the quarter ended December 31, 2005 reflects organic growth in the overall sleep-disordered breathing market and the recent acquisitions of Resprecare, Hoefner, Saime, Pulmomed and PolarMed. These acquisitions contributed incremental revenue of $14.6 million for the quarter ended December 31, 2005. In constant currency terms, and excluding the impact of acquisitions, international sales grew by 12%.

Revenue from sales of flow generators for the quarter ended December 31, 2005 totaled $75.8 million, an increase of 48% compared to the quarter ended December 31, 2004, including increases of 49% in North and Latin America and 47% elsewhere. Revenue from sales of mask systems, motors and other accessories totaled $70.6 million, an increase of 34%, including increases of 50% in North and Latin America and 11% elsewhere, for the quarter ended December 31, 2005, compared to the quarter ended December 31, 2004. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, recent acquisitions and contributions from new products.

For the six months ended December 31, 2005, revenue from sales of flow generators increased by 50% compared to the six months ended December 31, 2004; 43% in North and Latin America and 56% internationally. Revenue from sales of mask systems, motors and other accessories increased by 36%; 52% in North and Latin America and 12% internationally, for the six months ended December 31, 2005 compared to the six months ended December 31, 2004. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, contributions from our recent acquisitions and strong sales from our new products, particularly the Mirage Swift mask and S8 flow generator.

Gross Profit

Gross profit increased for the quarter ended December 31, 2005 to $91.7 million from $68.4 million for the quarter ended December 31, 2004, an increase of $23.3 million or 34%. Gross profit as a percentage of net revenue for the quarter ended December 31, 2005 was 63%, compared to 66% for the quarter ended December 31, 2004, reflecting a change in the geographical mix of our sales with a higher percentage of sales being generated in the lower margin domestic market and to a lesser extent the impact of higher manufacturing costs in our Australian manufacturing facility resulting from a stronger Australian dollar against the U.S. dollar (the majority of manufacturing labor and overhead costs are incurred in Australia).

For the six months ended December 31, 2005 gross profit increased to $171.8 million from $124.8 million in the same period of fiscal 2004, an increase of $47.0 million or 38%. Gross profit as a percentage of net revenue for the six months ended December 31, 2005 was 63% compared to 65% for the six months ended December 31, 2004. This also reflects a change in the geographical mix of our sales with a higher percentage of sales being generated in the lower margin domestic market and, to a lesser extent, the impact of higher manufacturing costs in our Australian manufacturing facility resulting from a stronger Australian dollar against the U.S. dollar (the majority of our manufacturing labor and overhead costs are incurred in Australia).

Stock-based compensation expenses of $0.2 million and $0.2 million, have been included within cost of sales for the three months and six months ended December 31, 2005, respectively.

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2005 to $48.9 million from $33.5 million for the three months ended December 31, 2004, an increase of $15.4 million or 46%. Stock-based compensation expenses of $3.6 million have been included within selling, general and administrative expenses for the three months ended December 31, 2005. Selling, general and administrative expenses, excluding the impact of stock-based compensation costs, as a percentage of net revenue, were 31% compared to 32% for the three months ended December 31, 2004.

Selling, general and administrative expenses increased for the six months ended December 31, 2005 to $93.6 million from $60.1 million for the six months ended December 31, 2004, an increase of $33.5 million or 56%. Stock-based compensation expenses of $6.5 million, have been included within the selling, general and administrative expenses for the six months ended December 31, 2005. Selling, general and administrative expenses, excluding the impact of stock-based compensation costs, as a percentage of net revenue, were 32% compared to 31% for the six months ended December 31, 2004.

The increase in selling, general and administrative expenses was primarily due to stock-based compensation expense and an increase in the number of sales and administrative personnel to support our growth, the acquisitions of Resprecare, Hoefner, Saime, Pulmomed and PolarMed continued sales and marketing infrastructure investment, particularly in our European businesses, and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses were partially offset by an appreciation of the U.S. dollar against international currencies, which reduced the total spend for both the three months and six months ended December 31, 2005 by approximately $2.2 million as reported in U.S. dollars. As a percentage of net revenue, we expect our selling, general and administrative expense for fiscal year 2006 to be in the range of 33% to 35%, including stock-based compensation expense.

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2005 to $8.6 million from $7.8 million for the three months ended December 31, 2004, an increase of $0.8 million or 10%. Stock-based compensation expenses of $0.5 million, have been included within research and development expenses for the three months ended December 31, 2005. Research and development expenses, as a percentage of net revenue, were 6% compared to 8% for the three months ended December 31, 2004.

The increase in research and development expenses was primarily due to higher employee compensation, increased charges for consulting fees and technical assessments incurred to facilitate development of new products and stock-based compensation expenses. The increase in research and development expenses were partially offset by an appreciation of the U.S. dollar against international currencies, which reduced the total spend by approximately $0.3 million as reported in U.S. dollars. As a percentage of net revenue, we expect our research and development expense for fiscal 2006 to be in the range of 5% to 7%, including stock-based compensation expense.

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expenses, Continued

Research and development expenses increased for the six months ended December 31, 2005 to $17.0 million from $14.7 million for the six months ended December 31, 2004, an increase of $2.3 million or 16%. Stock-based compensation expenses of $1.0 million, have been included within research and development expenses for the six months ended December 31, 2005. Research and development expenses, as a percentage of net revenue, were 6% compared to 8% for the six months ended December 31, 2004.

The increase in research and development expenses was primarily due to higher employee compensation, increased charges for consulting fees and technical assessments incurred to facilitate development of new products and stock-based compensation expenses. The increase in research and development expenses were partly offset by an appreciation of the U.S. dollar against international currencies, which reduced the total spend by approximately $0.3 million as reported in U.S. dollars.

Donation to Research Foundation

For the three months and six months ended December 31, 2005, we donated $0.3 million to the ResMed Foundations. The foundations were established to promote awareness of, and research into, the serious medical consequences of untreated sleep disordered breathing.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended December 31, 2005 totaled $1.5 million ($nil for the three months ended December 31, 2004) and for the six months ended December 31, 2005 totaled $3.1 million ($nil for the six months ended December 31, 2004). These costs related to acquired intangible assets associated with the acquisitions of Pulmomed, Saime, Hoefner, Resprecare and PolarMed.

Restructuring Expenses

Restructuring expenses incurred during the three months and six months ended December 31, 2005 were $0.2 million ($0.1 million net of tax) and $1.1 million ($0.7 million net of tax), respectively, and consisted predominantly of restructuring charges associated with our integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have completed the relocation of our ResMed Germany operation, previously located in Moenchengladbach, to Munich and integration of the back office functions including customer service, logistics and administration. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income (Expenses), Net

Other income (expense), net for the three months ended December 31, 2005 decreased to net income of $0.3 million compared to net income of $0.5 million for the three months ended December 31, 2004. Other income, net primarily reflects interest income from cash and marketable securities and gains on foreign currency exchange, partially offset by interest expense associated with our long term debt and the write-down of $0.5 million related to an impairment loss on one of our cost-method investments. The decrease in other income (expense), net was predominantly attributable to an increase in net interest expense as a result of the additional Euro 50 million loan taken out on May 16, 2005 as part of the funding for the Saime acquisition and the $20 million draw down on our revolving line of credit with Union Bank of California during the three months ended December 31, 2005.

Other income (expense), net for the six months ended December 31, 2005 decreased to net expense of $0.4 million compared to net income of $0.2 million for the six months ended December 31, 2004. The increase in other income (expense), net was predominantly attributable to an increase in net interest expense as a result of the additional Euro 50 million loan taken out on May 16, 2005 as part of the funding for the Saime acquisition and the $30 million draw down on our revolving line of credit with Union Bank of California during the six months ended December 31, 2005. In addition, an expense of $0.5 million was recognized in relation to an impairment loss on one of our cost-method investments

Income Taxes

Our effective income tax rate decreased to approximately 31.4% for the three months ended December 31, 2005 from approximately 33.4% for the three months ended December 31, 2004 and for the six-month period ended December 31, 2005 decreased to 31.3% from 33.1% for the six-month period ended December 31, 2004. The lower tax rate was primarily due to the geographical mix of taxable income with a greater proportion of our income being generated in lower tax rate jurisdictions. Excluding the impact of stock-based compensation expense, our effective tax rate was approximately 30.2% and 30.1% for the three months and six months ended December 31, 2005, respectively. We continue to benefit from the relatively low Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate a majority of our taxable income in Australia.

Net Income

As a result of the factors above, our net income for the three months ended December 31, 2005 was $22.3 million or $0.30 per diluted share compared to net income of $17.4 million or $0.25 per diluted share for the three months ended December 31, 2004. The stock-based compensation expense, restructuring expenses and amortization of acquired intangible assets described above constituted a reduction of $0.06 and $0.01 per diluted share on an after-tax basis for the three months ended December 31, 2005 and 2004, respectively. Our net income for the six months ended December 31, 2005 was $38.8 million or $0.53 per diluted share compared to net income of $31.3 million or $0.44 per diluted share for the six months ended December 31, 2004. The stock-based compensation expense, restructuring expenses and amortization of acquired intangible assets constituted a reduction of $0.11 and $0.03 per diluted share on an after-tax basis for the six months ended December 31, 2005 and 2004, respectively.

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock-based Compensation Costs

As of July 1, 2005, we adopted SFAS 123 (R) using the modified prospective method, which requires measurement of compensation of all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognised expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R).

Prior to the adoption of SFAS 123 (R) on July 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our equity plans. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the ESPP). Results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income, as reported	$22,314	$17,404	$38,756	$31,330
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,429	—	6,041	—
Deduct: Stock-based employee compensation expense included in reported net income, net of related tax effects	(3,429)	(1,850)	(6,041)	(3,493)

Pro forma net income	$22,314	$15,554	$38,756	$27,837

Earnings per share:
Basic - as reported	$0.31	$0.26	$0.55	$0.46
Basic - pro forma	$0.31	$0.23	$0.55	$0.41
Diluted - as reported (note 2-j)	$0.30	$0.25	$0.53	$0.44
Diluted - pro forma	$0.30	$0.22	$0.53	$0.40

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock-based Compensation Costs, Continued

The application of SFAS 123(R) had the following effect on reported amounts relative to amounts that would have been reported under previous accounting (in thousands, except per share data):

	Three Months Ended December 31, 2005			Six Months Ended December 31, 2005
	Under Previous Accounting	SFAS 123(R) Adjustments	As Reported	Under Previous Accounting	SFAS 123(R) Adjustments	As Reported
Cost of sales	$54,477	$213	$54,690	$101,485	$213	$101,698
Operating expenses:
Selling, general and admin.	45,318	3,576	48,894	87,123	6,451	93,574
Research and development	8,055	533	8,588	15,964	1,049	17,013
Income from operations	$36,598	$(4,322)	$32,276	$64,502	$(7,713)	$56,789
Net income	25,743	(3,429)	22,314	44,797	(6,041)	38,756

Inventories, net	107,055	468	107,523	107,055	468	107,523
Earnings per share:
Basic	$0.36	$(0.05)	$0.31	$0.63	$(0.08)	$0.55
Diluted	$0.34	$(0.04)	$0.30	$0.60	$(0.07)	$0.53
Cashflow from operating activities				$32,816	$(1,929)	$30,887
Cashflow from financing activities				$45,586	$1,929	$47,515

Business Acquisitions

Six months ended December 31, 2005

PolarMed Holding AS (“PolarMed”). On December 1, 2005, we acquired 100% of the outstanding stock of PolarMed, the holding company for PolarMed AS and its affiliates, for net cash consideration of $6.4 million. This was comprised of $6.6 million in consideration less $0.3 million of cash acquired. Additionally, as part of the acquisition we assumed debt of $1.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. The acquisition and the immediate repayment of the majority of the assumed debt were funded with cash on hand.

PolarMed is predominantly a Norwegian based company, with affiliated operations based in Sweden and Denmark, which distributes medical equipment and associated services for the treatment of sleep and respiratory patients. PolarMed was our Danish distributor before the acquisition, and the acquisition is consistent with our strategy for ongoing expansion of our international operations.

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Acquisitions, Continued

The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from December 1, 2005. An amount of $4.9 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $1.7 million, has been recorded as goodwill, which will not be tax deductible under Norwegian tax law. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. We have not yet completed the purchase price allocation, as the appraisals associated with the valuation of certain tangible assets are not yet complete. The company does not believe that the appraisals will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation in the quarter ending June 30, 2006. The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed from PolarMed at the date of acquisition based on an independent appraisal and internal studies (in thousands):

At December 31, 2005
Cash	$262
Accounts receivable	2,473
Inventory	2,170
Other assets	27
Property, plant & equipment	321
Customer relationships (useful life of 7 years)	1,780
Goodwill (non-amortizing, non-tax deductible)	4,903

Total assets acquired	$11,936

Current liabilities, primarily consisting of accounts payable, accrued expenses, debt and deferred tax liabilities	(4,891)
Non-current liabilities, primarily consisting of deferred tax liabilities	(427)

Net assets acquired	$6,618

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

The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from July 1, 2005. An amount of $1.8 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $0.7 million, has been recorded as goodwill, which will not be tax deductible under Austrian tax law. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. The fair values were determined by an independent appraisal and internal studies.

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Acquisitions, Continued

The following table summarizes the final purchase price allocation of the assets acquired and liabilities assumed from Pulmomed at the date of acquisition (in thousands):

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

Saime SA (“Saime”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2005, we acquired 100% of the outstanding stock of Financiere ACE SAS, the holding company for Saime SA and its affiliates, on May 19, 2005, for net cash consideration of $40.6 million. This was comprised of $51.1 million in consideration, including acquisition costs, less $10.5 million of cash acquired. At June 30, 2005, we had not yet completed the purchase price allocation as the appraisals associated with the valuation of certain tangible assets were not yet complete. The fair values have now been finalized based on independent appraisals and internal studies. The impact of the completion of the purchase price allocation was to increase the fair value of the acquired fixed assets by approximately $0.7 million to $2.9 million, increase the fair value of acquired liabilities, including deferred tax liabilities, by approximately $0.4 million to $91.7 million and to decrease the amount recorded as goodwill by $0.3 million to $66.0 million.

Hoefner Medizintechnick GmbH (“Hoefner”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2005, we acquired 100% of the outstanding stock of Hoefner Medizintechnick GmbH (“Hoefner”) on February 14, 2005, for net cash consideration of $8.2 million. This was comprised of the $10.7 million in total consideration, including acquisition costs, less $2.5 million of cash acquired. Under the purchase agreement, additional future payments of up to $0.9 million are possible based on the achievement of certain performance milestones following the acquisition through December 31, 2006. Of these potential additional payments, $0.6 million was accrued at December 31, 2005 as a result of the successful achievement of a performance milestone. This will be paid within the three months ending March 31, 2006. The impact of this accrual was to increase the total acquisition consideration to $11.3 million from $10.7 million and to increase the amount recorded as goodwill by $0.6 million to $8.8 million.

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

Consistent with the original expectations, both of these projects are in development as at December 31, 2005 but are still expected to reach completion at various dates ranging from 1 to 3 years. Although no assurance can be given that the underlying assumptions used to value the acquired IPR&D programs will transpire as estimated, we remain confident in the assumptions used to determine the in-process research and development charge and, as a result, the net return of the Saime acquisition.

Liquidity and Capital Resources

As of December 31, 2005 and June 30, 2005, we had cash and cash equivalents and marketable securities available-for-sale of $142.8 million and $142.2 million, respectively. Working capital was $144.9 million and $141.7 million at December 31, 2005 and June 30, 2005, respectively.

Inventories at December 31, 2005 increased by $42.6 million or 66% to $107.5 million compared to December 31, 2004 inventories of $64.9 million. The percentage increase in inventories was higher than the 41% increase in revenues in the three-month period ended December 31, 2005 compared to the three-month period ended December 31, 2004. The higher inventory growth reflects management’s decision to increase inventory levels to accommodate our increasing production volumes. Raw material and finished goods inventories have also increased to support sales of our recently launched S8 flow generator and Mirage Swift mask.

Accounts receivable at December 31, 2005 were $115.4 million, an increase of $38.5 million or 50% over the December 31, 2004 accounts receivable balance of $76.9 million. This increase was higher than the 41% increase in revenues for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. Account receivable days outstanding were 70 days for the quarter ended December 31, 2005, compared to 66 days for the quarter ended December 31, 2004. Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2005 and June 30, 2005 was 3.2% and 3.0%, respectively. The credit quality of our customers remains consistent with our past experience.

During the six months ended December 31, 2005, we generated cash of $30.9 million from operations compared to $38.9 million for the six months ended December 31, 2004. This decrease of $8.1 million was primarily the result of higher working capital balances, particularly in respect of inventories and accounts receivable, to support revenue growth and an increase of $13.9 million in income taxes paid compared to the six months ended December 31, 2004. In addition, cash generated from operations for the six months December 31, 2005 was reduced by $1.9 million due to the initial adoption of SFAS 123(R) as tax benefits associated with employee stock options exercised during the quarter are required to be included within cash flows from financing activities. Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows.

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Capital expenditures for the six months ended December 31, 2005 and 2004 aggregated $63.2 million and $16.0 million, respectively. Capital expenditures in the six months ended December 31, 2005 mainly reflected the construction of our new administration and research and development building, the purchase of land in San Diego, computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $217.5 million at December 31, 2005 compared to $174.2 million at June 30, 2005.

We are currently building our new research and development and administration facility at our existing site in Sydney, Australia and expect this to be completed by the second half of calendar 2006. We estimate that the additional building costs for the new research and development and administration facility will be approximately $30.0 million. We expect to fund the project through a combination of cash on hand and cash generated from operations.

On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearney Mesa, San Diego will allow us to develop a new corporate headquarters. We expect to commence building construction during calendar year 2006 and begin moving into the facility in calendar year 2008. As part of the funding of the purchase we initially drew down $10.0 million from our revolving line of credit with Union Bank of California.

Details of contractual obligations at December 31, 2005 are as follows:

		Payments Due by Period
In $000’s	Total	Dec 2006	Dec 2007	Dec 2008	Dec 2009	Dec 2010	Thereafter
Long-Term Debt	$202,953	$145,324	$4,901	$7,998	$12,145	$32,585	$—
Operating Leases	17,617	7,230	3,517	2,379	1,669	1,061	1,761
Capital Leases	628	68	68	68	68	68	288
Unconditional Purchase Obligations	29,969	29,969	—	—	—	—	—

Total Contractual Cash Obligations	$251,167	$182,591	$8,486	$10,445	$13,882	$33,714	$2,049

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

During the three months ended December 31, 2005, we did not repurchase any convertible subordinated notes. Our convertible subordinated notes were due to mature on June 20, 2006, however, on January 5, 2006, we exercised our right to call for an early redemption of the convertible subordinated notes. We provided notice to the trustee, American Stock Transfer & Trust Company, and the holders of the notes that we will redeem the notes on March 3, 2006 at a redemption price of approximately $1,008 per $1,000 principal amount of notes, or 100.8% of the principal amount thereof plus accrued and unpaid interest to the redemption date. On the redemption date, the redemption price will become due and payable upon each note to be redeemed. Interest on the notes will cease to accrue on and after the redemption date.

Pursuant to the Indenture dated June 20, 2001, the notes called for redemption may be converted at the election of the holders into shares of common stock at any time before the close of business on March 2, 2006, the business day prior to the redemption date. The notes are convertible into approximately 33 shares of common stock of the Company for each $1,000 principal amount of the notes, at a conversion price of $30.30 per share. No payment will be made for accrued interest on notes surrendered for conversion. We would issue an aggregate of approximately 3.74 million shares if all currently outstanding notes were converted. The dilutive impact of these conversions has already been reflected in the reported diluted earnings per share.

Subject to the successful refinancing of our credit facilities or the conversion of our convertible notes we expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations and a $10 million undrawn revolving line of credit with Union Bank of California. Beyond this, we are currently negotiating our funding needs and existing credit facilities to provide flexibility for future business needs and facilitate the refinancing of our convertible notes should they not convert to common stock on the redemption date of March 3, 2006.

Details of other commercial commitments as at December 31, 2005 are as follows:

		Amount of Commitment Expiration Per Period
In $000’s	Total	Dec 2006	Dec 2007		Dec 2008		Dec 2009		Dec 2010	Thereafter
Standby Letters of Credit	$31	$31	$			$—		$—	$	$
Guarantees*	2,497	62		259							2,176

Total Commercial Commitments	$2,528	$93		$259	$		$		$		$2,176

*	The above guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock Split

On August 10, 2005, our Board of Directors declared a two-for-one split of our common stock which was effected in the form of a 100% stock dividend. Stockholders received one additional share of common stock for every share held of record on September 15, 2005. All share numbers and per share amounts contained in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect this stock split.

Critical Accounting Principles and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, goodwill, impaired assets, intangible assets, income taxes, stock-based compensation and contingencies.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Principles and Estimates, Continued

(7) Stock-Based Compensation. In accordance with the modified prospective method of SFAS 123(R), we measure the compensation of all stock-based awards at fair value on date of grant. Such value is recognized as compensation expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including the type of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), which sought to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal operating capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We have adopted this statement, which did not have a material impact on our financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20 “Accounting Changes”, and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. The Statement changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. We have adopted this statement, which did not have a material impact on our financial condition or results of operations.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), “Share-Based Payment”, or the alternative transition method as described in the FSP. Given that we have adopted SFAS No. 123(R) using the modified prospective application we may make a one-time election to adopt the transition method described in this FSP. In accordance with this FSP we may take up to one year from the later of the initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate our available transition alternatives and make our one-time election. This FSP became effective in November 2005. We are currently evaluating the impact that the adoption of this FSP could have on our financial statements.

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

The table below provides information in U.S. dollar equivalents on our foreign-currency denominated financial assets by legal entity functional currency as at December 31, 2005 (in thousands):

	Foreign Currency Financial Assets
	Aust Dollar	US Dollar	Euro	Great Britain Pound	Singapore Dollar	New Zealand Dollar	Swedish Krona	Swiss Franc	Norwegian Krone
AUD Functional
Currency Entities:
Assets		$70,340	$83,269	$12,076	$900	$792	$620	$1,303	—
Liability		(3,484)	(60,245)	(7,851)	—	—	—	—	—

Net Total		66,856	23,024	4,225	900	792	620	1,303	—

USD Functional
Currency Entities:
Assets	$23,568	—	4,660	—	—	—	—	—	—
Liability	—	—	—	—	—	—	—	—	—

Net Total	23,568	—	4,660	—	—	—	—	—	—

Euro Functional
Currency Entities:
Assets	4,557	4,014	—	—	—	—	—	—	—
Liability	—	(90)	—	(65)	—	—	—	—	—

Net Total	4,557	3,924	—	(65)	—	—	—	—	—

GBP Functional
Currency Entities:
Assets	—	3,650	3,531	—	—	—	—	—	—
Liability	—	(14)	(844)	—	—	—	(9)	—	—

Net Total	—	3,636	2,687	—	—	—	(9)	—	—

CHF Functional
Currency Entities:
Assets	753	—	1	—	—	—	—	—	—
Liability	—	(3)	(447)	(11)	—	—	—	—	—

Net Total	753	(3)	(446)	(11)	—	—	—	—	—

SEK Functional
Currency Entities:
Assets	—	1,203	—	—	—	—	—	—	—
Liability	—	(1,375)	(24)	(6)	—	—	—	—	(21)

Net Total	—	(172)	(24)	(6)	—	—	—	—	(21)

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at December 31, 2005. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates) Foreign Exchange Call Options					Fair Value Assets / (Liabilities)
	FY 2006	FY 2007	FY 2008	Total	Dec 31, 2005	June 30, 2005
Receive AUD/Pay USD
Option amount	$33,000	$105,000	$15,000	$153,000	$1,642	$2,240
Ave. contractual exchange rate	AUD 1 = USD 0.747	AUD1 = USD 0.779	AUD1 = USD 0.76	AUD 1 = USD 0.77
Receive AUD/Pay Euro
Option amount	$14,219	$39,102	$3,554	$56,875	$423	$758
Ave. contractual exchange rate	AUD 1 = Euro 0.629	AUD 1 = Euro 0.653	AUD 1 = Euro 0.64	AUD 1 = Euro 0.646

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, marketable securities and debt.

At December 31, 2005, we maintain a short-term investment portfolio containing financial instruments that have original maturities of less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

At December 31, 2005, we had total long-term debt, including the current portion of those obligations, of $203.5 million. Of this debt, $114.3 million is at fixed interest rates and $89.2 million is subject to variable interest rates.

A hypothetical 10% change in interest rates during the three months ended December 31, 2005, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

Risk Factors

The following is a summary description of some of the many risks we face in our business, including any risk factors as to which there may have been a material change from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2005. You should carefully review these risks and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business:

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

We have limited resources to market to approximately 3,000 U.S. sleep clinics and the more than 6,000 home health care dealer branch locations, most of which use, sell or recommend several brands of products. In addition, home health care dealers have experienced price pressures as government and third-party reimbursement has declined for home health care products, and home health care dealers are requiring price discounts and longer periods of time to pay for products purchased from us. We cannot assure you that sleep clinic physicians will continue to prescribe our products, or that home health care dealers or patients will not substitute competing products when a prescription specifying our products has been written.

We have expanded our marketing activities to target the population with a predisposition to sleep- disordered breathing as well as primary care physicians and various medical specialists. We cannot assure you that these marketing efforts will be successful in increasing awareness or sales of our products.

Any inability to market effectively our products outside the U.S. could impact our profitability. Approximately half our revenues are generated outside the U.S., in approximately 60 different countries. Many of these countries have unique regulatory, medical, and business environments, which may adversely impact our ability to market our products. If we are unable to market effectively our products outside the U.S., our overall financial performance could decline.

If we are unable to support our continued growth, our business could suffer. We have experienced rapid and substantial growth. As we continue to grow, the complexity of our operations increases, placing greater demands on our management. Our ability to manage our growth effectively depends on our ability to implement and improve our financial and management information systems on a timely basis and to effect other changes in our business. Unexpected difficulties during expansion, the failure to attract and retain qualified employees, the failure to successfully replace or upgrade our management information systems, the failure to manage costs or our inability to respond effectively to growth or plan for future expansion could cause our growth to stop. If we fail to manage effectively and efficiently our growth, our costs could increase faster than our revenues and our business could suffer.

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

If we fail to integrate our recent acquisitions with our operations, our business could suffer. During the six months ended December 31, 2005 we acquired PolarMed and Pulmomed and during the fiscal year ended June 30, 2005 we acquired Saime, Hoefner and Resprecare. We are currently in the process of integrating our operations with these recent acquisitions. The integration will require significant efforts from each company. We may find it difficult to integrate the operations as personnel may leave, licensees, distributors or suppliers may terminate their arrangements, or demand amended terms to these arrangements. Additionally, our management may have their attention diverted while trying to integrate these companies. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of these acquisitions.

If we fail to implement our restructure plans successfully, our business could suffer. We recently merged the operations of ResMed Germany and MAP into a single operating unit as part of our German restructure plan. We have completed the relocation of our ResMed Germany operation (previously located in Moenchengladbach) to Munich and the integration of the back office functions including customer service, logistics and administration. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies, cost savings and success. If we are not able to integrate the operations successfully, we may not fully realize the anticipated benefits of the restructure.

Changes in assumptions used in the purchase accounting of our recent acquisitions may impact our future operating results. The acquisitions noted above have been accounted for using purchase accounting and accordingly have been included our operations since the date of acquisition. We allocate the purchase price according to the fair value of assets and liabilities assumed, intangible assets and in process research and development as at the date of acquisition. The excess of the purchase price over the fair values of acquired net assets is recorded as goodwill. We utilize independent appraisals with our own internal studies and management assumptions to estimate the fair values. If our estimates change due to inaccurate assumptions or other circumstances our future financial results maybe impacted. This may result in goodwill becoming impaired and changes to the amount of amortization charges of certain identifiable intangible assets.

We manufacture substantially all of our products outside the U.S. and sell a significant portion of our products in non-U.S. markets, subjecting us to various risks relating to international activities that could adversely affect our overall profitability. Sales outside North and Latin America accounted for approximately 53% and 50% of our net revenues in the three months ended December 31, 2005 and 2004, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our U.S. operations, including:

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

Failure to comply with anti-kickback and fraud regulations could result in substantial penalties and changes in our business operations. In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Many states and other governments have adopted laws similar to the federal Anti-Kickback Law. We are also subject to other federal and state fraud laws applicable to payment from any third party payer. These laws prohibit persons from knowingly and willfully filing false claims or executing a scheme to defraud any health care benefit program, including private third party payers. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third party payers. Any violation of these laws and regulations could result in civil and criminal penalties (including fines), increased legal expenses and exclusions from governmental reimbursement programs, all of which could have a material adverse effect upon our business, financial conditions and results of operations.

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

In addition to reimbursement for our products, our customers depend in part on reimbursement by government and private health insurers for other products. Any proposed reductions, if they occur, may have a material impact on our customers. Any material impact on our customers may indirectly affect our sales to those customers, or the collectibility of receivables we have from those customers.

Complying with Food and Drug Administration (“FDA”) and other regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties. We are subject to various federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. A recall or other regulatory action could increase our costs, damage our reputation, and materially affect operating results.

Product sales, introductions or modifications may be delayed or canceled as a result of FDA regulations or similar foreign regulations, which could cause our sales and profits to decline. Before we can market or sell a new medical device in the United States, we must obtain FDA clearance, which can be a lengthy and time-consuming process. We generally receive clearance from the FDA to market our products in the United States under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or our products are exempt from the 510(k) clearance process. We have modified some of our 510(k) approved products without submitting new 510(k) notices, which we do not believe were required. However, if the FDA disagrees with us and requires us to submit new 510(k) notifications for modifications to our existing products, we may be required to stop marketing the products while the FDA reviews the 510(k) notification.

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

Fluctuations in our quarterly operating results may cause the market price of our common stock to fluctuate.

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

If we fail to have sufficient funds available to repay our convertible notes due March 3, 2006, our operations may be jeopardized. We have outstanding an aggregate of $113,250,000 of convertible notes, which were originally due on June 20, 2006. On January 5, 2006, we exercised our right to call for an early redemption of the convertible subordinated notes. We provided notice to the trustee, American Stock Transfer & Trust Company, and the holders of the notes that we will redeem the notes on March 3, 2006 at a redemption price of approximately $1,008 per $1,000 principal amount of notes, or 100.8% of the principal amount thereof plus accrued and unpaid interest to the redemption date. On the redemption date, the redemption price will become due and payable upon each note to be redeemed. Interest on the notes will cease to accrue on and after the redemption date. Pursuant to the Indenture dated June 20, 2001, the notes called for redemption may be converted at the election of the holders into shares of common stock at any time before the close of business on March 2, 2006, the business day prior to the redemption date. The notes are convertible into approximately 33 shares of our common stock for each $1,000 principal amount of the notes, at a conversion price of $30.30 per share. Should the holders of the notes not elect to convert them to common stock we may not have sufficient funds available to repay our convertible notes at their maturity, and while we are currently negotiating to secure adequate standby credit facilities, we do not currently have these facilities or other financing available to us to provide funds for the repayment of the convertible notes. A failure to obtain additional funding to repay the convertible notes and support our working capital and operating requirements could jeopardize our operations.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting.

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

Refer to Note 12 to the Condensed Consolidated Financial Statements.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on November 18, 2005. The holders of 59,422,556 shares of the Company’s stock (approximately 82% of the outstanding shares) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (1) to elect three directors to serve for a three-year term, (2) to approve the amendment to the Certificate of Incorporation to increase the number of Authorized shares of Common Stock from 100 million shares to 200 million shares, and (3) to ratify the selection of auditors of the Company for the fiscal year ending June 30, 2006.

(1)	Donagh McCarthy, Christopher Roberts and John Wareham, nominated by the Company’s Board of Directors, were elected to serve until 2008. There were no other nominees. Shares were voted as follows:

Name	For	Withholding Vote For
Donagh McCarthy	55,802,956	3,619,000
Christopher Roberts	57,613,134	1,809,120
John Wareham	58,540,284	881,972

(2)	The approval to the amend the Certificate of Incorporation to increase the number of Authorized shares of Common Stock from 100 million shares to 200 million shares was ratified: affirmative votes, 57,137,778 shares; negative votes 2,284,778.

(3)	The selection of KPMG LLP as independent public accountants for the 2006 fiscal year was ratified: affirmative votes, 59,302,096 shares; negative votes 120,260.

RESMED INC. AND SUBSIDIARIES

Item 5	Other Information

None

Item 6	Exhibits

3.1	Certification of Incorporation of Registrant (1)

3.2	Certification of Amendment to Certificate of Incorporation

3.3	By-Laws of Registrant (1)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.2	Rights agreement dated as of April 23, 1997 (2)

4.3	Indenture dated as of June 20, 2001, between ResMed Inc and American Stock Transfer & Trust Company (3)

4.4	Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC (3)

4.5	Registration Rights Agreement dated as of May 14, 2002 between ResMed Inc, and Mr. Leslie Hoffman (4)

10.1	First Amended and Restated Loan Agreement (5)

10.2	Security Agreement (5)

10.3	Continuing Guaranty (5)

10.4	Commercial Promissory Note - $15M (5)

10.5	Commercial Promissory Note - $25M (5)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed on April 25, 1997.

(3)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 2001.

(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 2002.

(5)	Incorporated by reference to the Form 8-K (No. 33-91094) filed on November 15, 2005.

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 7, 2006

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman and Chief Executive Officer

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Vice President Finance and Chief Financial Officer