Form 10-Q
period 2006-03-31
RESMED INC
filed 2006-05-10
CIK 943819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

001-15317

Commission file number

ResMed Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

98-0152841

(IRS Employer Identification No)

14040 Danielson St

Poway CA 92064-6857

United States Of America

(Address of principal executive offices)

(858) 746 2400

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2006, 75,406,842 shares of Common Stock ($0.004 par value) were outstanding. This number excludes 2,254,918 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

INDEX

		Page
Part I	Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2006 and June 30, 2005	3

	Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2006 and 2005 and the Nine Months ended March 31, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended March 31, 2006 and 2005	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3	Quantitative and Qualitative Disclosures About Market Risk and Business Risk	43

Item 4	Controls and Procedures	54

Part II	Other Information

Item 1	Legal Proceedings	55

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3	Defaults Upon Senior Securities	55

Item 4	Submission of Matters to a Vote of Security Holders	55

Item 5	Other Information	55

Item 6	Exhibits	55

	Signatures	56

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in US$ thousands, except share data)

(Unaudited)

	March 31, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$166,161	142,185
Marketable securities – available-for-sale (note 3)	2,002	—
Accounts receivable, net of allowance for doubtful accounts of $4,190 at March 31, 2006 and $3,199 at June 30, 2005	127,179	103,951
Inventories (note 4)	108,744	89,107
Deferred income taxes	18,861	15,230
Prepaid expenses and other current assets	9,676	9,737

Total current assets	432,623	360,210

Property, plant and equipment, net (note 6)	222,918	174,168
Goodwill (note 7)	188,717	181,106
Other intangibles (note 8)	47,934	49,371
Other assets	6,928	9,291

Total non-current assets	466,497	413,936

Total assets	$899,120	$774,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,290	$34,416
Accrued expenses	38,339	34,414
Deferred revenue	13,984	12,327
Income taxes payable	20,723	21,959
Current portion of long-term debt (note 9)	2,191	115,435

Total current liabilities	110,527	218,551

Non-current liabilities:
Deferred income taxes	9,337	11,695
Deferred revenue	10,638	10,901
Long-term debt (note 9)	94,283	58,934

Total non-current liabilities	114,258	81,530

Total Liabilities	224,785	300,081

Commitments and contingencies (notes 12 and 13)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares authorized; none issued	—	—
Common Stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 75,359,947 at March 31, 2006 and 70,001,080 at June 30, 2005 (excluding 2,254,918 and 2,254,918 shares held as Treasury Stock, respectively)	301	280
Additional paid-in capital	334,802	179,865
Retained earnings	347,559	282,441
Treasury stock	(41,405)	(41,405)
Accumulated other comprehensive income (note 5)	33,078	52,884

Total stockholders’ equity	674,335	474,065

Total liabilities and stockholders’ equity	$899,120	$774,146

All share information has been adjusted to reflect the two-for-one split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(in US$ thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net revenue	$162,280	$108,454	$435,824	$300,080
Cost of sales (A)	61,414	38,159	163,113	104,996

Gross profit	100,866	70,295	272,711	195,084

Operating expenses:
Selling, general and administrative (A)	52,903	34,449	146,478	94,582
Research and development (A)	9,143	7,240	26,155	21,901
Donation to foundation	505	—	760	500
Amortization of acquired intangible assets	1,570	—	4,661	—
Restructuring expenses (note 10)	—	1,579	1,124	4,505

Total operating expenses	64,121	43,268	179,178	121,488

Income from operations	36,745	27,027	93,533	73,596

Other income (expense), net:
Interest income (expense), net	1,220	9	(471)	(471)
Other, net	153	(340)	1,471	370

Total other income (expense), net	1,373	(331)	1,000	(101)

Income before income taxes	38,118	26,696	94,533	73,495
Income taxes	(11,756)	(8,819)	(29,415)	(24,288)

Net income	$26,362	$17,877	$65,118	$49,207

Basic earnings per share	$0.36	$0.26	$0.91	$0.72
Diluted earnings per share (note 2-(j))	$0.34	$0.25	$0.87	$0.69

Basic shares outstanding (000’s)	72,549	68,964	71,242	68,254
Diluted shares outstanding (000’s)	77,403	75,490	76,922	74,649
__________
(A)Includes stock-based compensation costs as follows:

Cost of sales	$348	$—	$560	$—
Selling, general and administrative	2,833	—	9,285	—
Research and development	486	—	1,535	—

Total stock-based compensation costs	$3,667	$—	$11,380	$—

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in US$ thousands)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$65,118	$49,207
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,899	19,526
Stock-based compensation costs	11,380	—
Amortization of deferred borrowing costs	629	616
Write-down of cost-method investment	1,156	—
Provision for product warranties	1,189	—
Foreign currency options revaluation	4,002	(371)
Profit on sale and lease-back of building	—	(1,932)
Changes in operating assets and liabilities; net of effect of acquisitions:
Accounts receivable, net	(20,200)	(16,488)
Inventories, net	(17,743)	(14,367)
Prepaid expenses, net deferred income taxes and other current assets	(11,176)	5,810
Accounts payable, accrued expenses and other liabilities	(536)	7,795

Net cash provided by operating activities	63,718	49,796

Cash flows from investing activities:
Purchases of property, plant and equipment	(79,135)	(26,153)
Capitalized interest	(639)	—
Patent registration costs	(2,413)	(2,072)
Purchase of non-trading investments	(2,527)	(1,400)
Business acquisitions, net of cash acquired of $262 ($2,450 in 2005)	(10,368)	(14,504)
Purchases of marketable securities-available-for-sale	(2,000)	(335,647)
Proceeds from sale or maturity of marketable securities – available-for-sale	—	309,725

Net cash used in investing activities	(97,082)	(70,051)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	26,729	31,900
Tax benefit from stock option exercises	2,173	—
Proceeds from borrowings, net of borrowing costs	35,000	—
Repayment of assumed borrowings from acquisitions	(2,195)	—
Purchase of treasury stock	—	(10,965)

Net cash provided by financing activities	61,707	20,935

Effect of exchange rate changes on cash	(4,367)	7,113

Net increase in cash and cash equivalents	23,976	7,793
Cash and cash equivalents at beginning of period	142,185	128,907

Cash and cash equivalents at end of period	$166,161	$136,700

Supplemental disclosure of cash flow information:
Income taxes paid	$34,920	$20,016
Interest paid	4,082	2,265

Fair value of assets acquired in acquisitions	$10,342	$14,082
Liabilities assumed	(7,528)	(7,853)
Goodwill on acquisition	6,961	10,816
Acquisition costs accrued	(799)	(180)
Acquisition costs paid	1,654	89

Cash paid for acquisitions, including acquisition costs	$10,630	$16,954

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited )

(1)	Organization and Basis of Presentation

ResMed Inc. (the “Company”) is a Delaware Corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Germany, France and the United States of America. Major distribution and sales sites are located in the United States of America, Germany, France, the United Kingdom, Switzerland, Australia and Sweden.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

The consolidated financial statements for the three months ended March 31, 2006 and 2005 and the nine months ended March 31, 2006 and 2005 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2005.

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

Revenue on product sales is generally recorded upon shipment, at which time title transfers to the customer. Revenue on product sales which require customer acceptance is not recorded until acceptance is received. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized ratably over the life of the service contract. Revenue received in advance from rental unit contracts is initially deferred and recognized ratably over the life of the rental contract. Revenue from sale of marketing or distribution rights is initially deferred and recognized ratably as revenue over the life of the contract. Freight charges billed to customers are included in revenue. All shipping and handling related expenses are charged to cost of sales.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the nine months ended March 31, 2006, we capitalized $0.6 million of interest relating to such construction costs.

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

We conducted our annual review for goodwill impairment at June 30, 2005. In conducting our review of goodwill impairment, we identified reporting units, being components of our operating segment, as each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on discounted cash flows and involved a two step process as follows:

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

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited )

(2)	Summary of Significant Accounting Policies, Continued

(j)	Earnings Per Share (continued)

Stock options of 1,988,200 and 6,000 for the three month periods ended March 31, 2006 and 2005, respectively, and stock options of 867,200 and 760,000 for the nine month periods ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the periods ended March 31, 2006 and 2005 are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Numerator:
Net Income	$26,362	$17,877	$65,118	$49,207
Adjustment for interest and deferred borrowing costs, net of income tax effect	—	821	1,660	2,464

Net Income, used in calculating diluted earnings per share	$26,362	$18,698	$66,778	$51,671

Denominator:
Basic weighted-average common shares outstanding	72,549	68,964	71,242	68,254
Effect of dilutive securities:
Stock options	2,307	2,788	2,339	2,657
Convertible subordinated notes	2,547	3,738	3,341	3,738

Diluted potential common shares	4,854	6,526	5,680	6,395

Diluted weighted average shares	77,403	75,490	76,922	74,649

Basic earnings per share	$0.36	$0.26	$0.91	$0.72
Diluted earnings per share	$0.34	$0.25	$0.87	$0.69

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(k)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, marketable securities available-for-sale, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. Foreign currency option contracts are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes.

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

The purpose of our foreign currency hedging activities is to protect us from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and our Australian manufacturing activities. We enter into foreign currency option contracts to hedge anticipated sales and manufacturing costs, principally denominated in Australian dollars and Euros. The terms of such foreign currency option contracts generally do not exceed three years.

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

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure from foreign exchange options at March 31, 2006 and June 30, 2005 was $1.4 million and $3.0 million, respectively, which represents the positive fair value of options held by us and are included in other assets on the consolidated balance sheet.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(l)	Foreign Exchange Risk Management (continued)

We held foreign currency option contracts with notional amounts totaling $224.7 million and $145.5 million at March 31, 2006 and June 30, 2005, respectively, to hedge foreign currency items. These contracts mature at various dates on or prior to December 2007.

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

At March 31, 2006 our investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with our investment policy and are principally comprised of corporate obligations.

At March 31, 2006, contractual maturities of marketable securities-available-for-sale were (in thousands):

Due less than one year	$2,002
Due one to less than three years	—
Due more than three years	—

Total	$2,002

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. The liability for warranty costs are included in accrued expenses in our condensed consolidated balance sheet. Changes in the liability for product warranty for the nine months ended March 31, 2006 are as follows (in thousands):

Balance as at July 1, 2005	$2,912
Warranty accruals for the nine months ended March 31, 2006	1,189
Warranty costs incurred for the nine months ended March 31, 2006	(395)
Foreign currency translation adjustments	(160)

Balance as at March 31, 2006	$3,546

(p)	Impairment of Long-Lived Assets

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

The aggregate carrying amount of our cost-method investments, which includes investments in privately held service companies, research companies and publicly traded companies, at March 31, 2006 and June 30, 2005, were $4.1 million and $5.3 million, respectively. These are included in other assets in our condensed consolidated balance sheet. At March 31, 2006, we performed an analysis of the carrying value of these investments and we recognized impairment losses of $0.6 million and $1.2 million during the three months and nine months ended March 31, 2006, respectively. The expense associated with this impairment has been included in the other income (expense) line within the statement of income.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(q)	Cost-Method Investments, Continued

In addition to the impairment loss recognized an unrealized loss of $0.5 million was identified in relation to an investment in a publicly listed company. The severity of the impairment (fair value is approximately 13% less than the cost) and the duration of the impairment (less than 3 months) correlates with a devaluation in both the currency of the listed shares against the U.S. dollar and the actual share price. Because we have the ability and intent to hold this investment until a recovery of the fair value and the decline in fair value is partly attributable to exchange rate movements, we do not consider this investment to be other-than-temporarily impaired at March 31, 2006. Except for the unrealized loss, we have determined that the fair value of the investments exceeded the carrying values.

(r)	Stock-based Employee Compensation

We have granted stock options to personnel, including officers and directors, under both our 1995 Option Plan and our 1997 Equity Participation Plan (collectively the “Plans”). These options have expiration dates of ten years from the date of grant and vest over three or four years. We granted these options with an exercise price equal to the market value as determined at the date of grant. We have also offered to our personnel, including officers and directors, the right to purchase shares of our common stock at a discount under our employee stock purchase plan (‘ESPP’).

As of July 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”, using the modified prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).

Prior to the adoption of SFAS 123(R) on July 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our equity plans. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the ESPP). Results for prior periods have not been restated to reflect, and do not include the impact of, SFAS 123(R).

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-based Employee Compensation (continued)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period of the prior year (in thousands, except per share data).

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net income, as reported	$17,877	$49,207
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense included in reported net income, net of related tax effects	(3,204)	(6,697)

Pro forma net income	$14,673	$42,510
Adjustment for interest and deferred borrowing costs, net of related tax effects	821	2,464

Pro forma net income used in calculating diluted earnings per share	$15,494	$44,974

Earnings per share:
Basic - as reported	$0.26	$0.72
Basic - pro forma	$0.21	$0.62

Diluted - as reported (note 2-j)	$0.25	$0.69
Diluted - pro forma	$0.21	$0.60

The application of SFAS 123(R) had the following effect on reported amounts relative to amounts that would have been reported under previous accounting (in thousands, except per share data):

	Three Months Ended March 31, 2006			Nine Months Ended March 31, 2006
	Under Previous Accounting	SFAS 123(R) Adjustments	As Reported	Under Previous Accounting	SFAS 123(R) Adjustments	As Reported
Cost of sales	$61,066	$348	$61,414	$162,553	$560	$163,113
Operating expenses:
Selling, general and admin.	50,070	2,833	52,903	137,193	9,285	146,478
Research and development	8,657	486	9,143	24,620	1,535	26,155
Income from operations	40,142	(3,667)	36,475	104,913	(11,380)	93,533
Income before income taxes	41,785	(3,667)	38,118	105,913	(11,380)	94,533
Net income	29,015	(2,653)	26,362	73,812	(8,694)	65,118

Inventories, net	108,309	435	108,744	108,309	435	108,744
Earnings per share:
Basic	$0.40	$(0.04)	$0.36	$1.03	$(0.12)	$0.91
Diluted	$0.37	$(0.03)	$0.34	$0.98	$(0.11)	$0.87

Cashflow from operating activities				$65,891	$(2,173)	$63,718
Cashflow from financing activities				$59,534	$2,173	$61,707

PART I - FINANCIAL INFORMATION	Item 1

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

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
Stock options
Weighted average fair value	$12.94	$12.74
Weighted average risk-free interest rate	4.4%	3.9-4.4%
Expected option life in years	4.3 - 5.2	3.9 - 5.2
Expected volatility	29% - 30%	29% - 33%

ESPP Purchase rights:
Weighted average risk-free interest rate	4.2%	3.2-4.2%
Expected option life in years	6 months	6 months
Expected volatility	29%	29 - 31%

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

The estimated fair value of marketable securities available for sale as of March 31, 2006 and June 30, 2005 are $2.0 million and $nil, respectively. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(4)	Inventories

Inventories were comprised of the following at March 31, 2006 and June 30, 2005 (in thousands):

	March 31, 2006	June 30, 2005
Raw materials	$33,343	$29,857
Work in progress	3,363	1,820
Finished goods	72,038	57,430

	$108,744	$89,107

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Net income	$26,362	$17,877	$65,118	$49,207
Foreign currency translation gains/(losses)	(4,186)	(9,089)	(19,812)	26,274
Unrealized gains/(losses) on marketable securities	2	(3)	6	(8)

Comprehensive income	$22,178	$8,785	$45,312	$75,473

(6)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of March 31, 2006 and June 30, 2005 (in thousands):

	March 31, 2006	June 30, 2005
Machinery and equipment	$48,015	$42,623
Computer equipment	47,794	44,011
Furniture and fixtures	18,371	18,174
Vehicles	2,767	2,266
Clinical, demonstration and rental equipment	37,174	29,211
Leasehold improvements	10,023	4,940
Land	54,778	35,492
Buildings	75,743	77,101
Construction in Progress	33,385	9,320

	328,050	263,138

Accumulated depreciation and amortization	(105,132)	(88,970)

	$222,918	$174,168

(7)	Goodwill

Changes in the carrying amount of goodwill for the nine months ended March 31, 2006, were as follows (in thousands):

Balance at July 1, 2005	$181,106
Acquisition of PolarMed (note 13)	4,903
Acquisition of Pulmomed (note 13)	1,785
Payment of earn-out relating to Hoefner acquisition (note 13)	594
Final adjustment to purchase price allocation relating to Saime acquisition (note 13)	(321)
Foreign currency translation adjustments	650

Balance at March 31, 2006	$188,717

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(8)	Other Intangible Assets

Other intangible assets is comprised of the following as of March 31, 2006 and June 30, 2005 (in thousands):

	March 31, 2006	June 30, 2005
Developed/core product technology	$29,689	$29,620
Accumulated amortization	(3,669)	(487)

Developed/core product technology, net of accumulated amortization	26,020	29,133

Trade names	1,575	1,572
Accumulated amortization	(194)	(26)

Trade names, net of accumulated amortization	1,381	1,546

Customer relationships	15,563	12,936
Accumulated amortization	(1,557)	(345)

Customer relationships, net of accumulated amortization	14,006	12,591

Patents	14,889	13,200
Accumulated amortization	(8,362)	(7,099)

Patents, net of accumulated amortization	6,527	6,101

Other intangibles, net of accumulated amortization	$47,934	$49,371

Intangible assets consist of patents, customer relationships, trade names, developed/core product technology and are amortized over the estimated useful life of the assets, generally between five and nine years. There are no expected residual values related to these intangible assets.

In fiscal year 2005, as part of the acquisition of Saime, we recognized an intangible asset with respect to developed/core product technology. Specifically, this technology related to the design and architecture of the hardware and algorithms that formed part of Saime’s ventilation products and is the subject of patents and other intellectual property protections. This technology is separable from goodwill as it is capable of being sold, transferred or licensed. This represents proprietary know-how predominantly associated with the following portfolio of products that were technologically feasible at the date of acquisition:

(i)	Elisee Series: Combines all conventional ventilation modes and monitoring functions; and

(iii)	VS Series (including Serena, Ultra and Integra): A new generation of ventilators using new blower technology.

Both of these series of products continue to generate revenue which is consistent with the original expectations. Although no assurance can be given that the underlying assumptions used to value the acquired developed/core product technology will transpire as estimated, we remain confident in the assumptions used and, as a result, the net return of the Saime acquisition.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Long-Term Debt

Long-term debt at March 31, 2006 and June 30, 2005 consists of the following (in thousands):

	March 31, 2006	June 30, 2005
Convertible subordinated notes	$—	$113,250
Current portion of long-term loan	2,121	2,116
Capital lease	70	69

Current portion of long-term debt	$2,191	$115,435

Long-term loan and revolving facility	93,727	58,328
Capital lease	556	606

Non-current portion of long-term debt	$94,283	$58,934

Convertible Subordinated Notes

During the three months ended March 31, 2006, and pursuant to the Indenture dated June 20, 2001 between us and American Stock Transfer & Trust Company, as trustee, holders of all of the 4% Convertible Subordinated Notes (“the Notes”) due 2006 converted the Notes into an aggregate of 3,737,593 shares of our common stock, par value $0.004. The Notes were converted into 33 shares of our common stock for each $1,000 principal amount of the Notes, at a conversion price of $30.30 per share. No payment was made for accrued interest on Notes surrendered for conversion and the dilutive impact of these conversions has been reflected in the reported earnings per share.

Previous to the conversion, on January 5, 2006, we had exercised our right to call for an early redemption of all of the Notes, which at that time had an outstanding balance of $113.25 million. We provided notice to the trustee and the holders of the Notes that we were to redeem the Notes on March 3, 2006 at a redemption price of approximately $1,008 per $1,000 principal amount of Notes, or 100.8% of the principal amount thereof plus accrued and unpaid interest to the redemption date. However, as noted above, holders of all of the Notes exercised their option to convert the Notes into our common stock.

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

The Loan bears interest at a rate equal to LIBOR for deposits denominated in Euro plus a margin of 0.90% or 1.00%, depending on the ratio of the total debt to EBITDA, as defined in the Syndicated Facility Agreement, of ResMed Ltd. and its subsidiaries for the most recently completed fiscal year for the applicable interest period, and is payable quarterly. The effective interest rate is currently 3.03%. Payments of principal must be made to reduce the total outstanding principal amount of the Loan to EUR 48,250,000 on June 30, 2006, EUR 44,500,000 on June 30, 2007, EUR 37,750,000 on June 30, 2008, EUR 27,500,000 on June 30, 2009, EUR 15,000,000 on December 31, 2009, and the entire outstanding principal amount must be repaid in full on May 15, 2010. At March 31, 2006, the facility loan with HSBC had an amount outstanding of $60.6 million.

The Loan is secured by a pledge of one hundred percent of the shares of Saime SA, and a Guarantee by ResMed SA and Take Air Medical Handels GmbH. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Ltd. maintain certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the Loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement, which include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Ltd. and its subsidiaries, and if ResMed Inc. ceases to control ResMed Ltd, ResMed SA, Saime SA or any of Saime SA’s subsidiaries. At March 31, 2006, we were in compliance with our debt covenants.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Long-Term Debt, Continued

Revolving Facility

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $75 million. Draws under the revolving loans must be made before March 1, 2011, at which time all unpaid principal and interest under both loans must be repaid. The outstanding principal amount due under the loans will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). The current principal amount outstanding under the Loan Agreement is $35 million.

The obligations of ResMed Corp, Servo Magnetics Inc. and ResMed EAP Holdings Inc. under the Loan Agreement are secured by substantially all of the personal property of each of ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc., and are guaranteed by ResMed Inc. under an Amended and Restated Continuing Guaranty and Pledge Agreement, which guaranty is secured by a pledge of the equity interests in ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. held by ResMed Inc. The Loan Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Inc. maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and a minimum ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. EBITDA and liquidity. The entire principal amount of the Loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related document or a 35% or more change in control of ResMed Inc., ResMed Corp., Servo Magnetics Inc. or ResMed EAP Holdings Inc. At March 31, 2006, we were in compliance with our debt covenants.

Capital Lease

As part of the acquisition of Saime we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

Details of contractual debt maturities at March 31, 2006 are as follows (in thousands):

		Payments Due by Period
	Total	1 year	2 years	3 years	4 years	5 years	Thereafter
Long-Term Debt	$95,848	$2,121	$4,802	$43,180	$12,421	$33,324	$—
Capital Leases	626	70	70	70	70	70	276

Total	$96,474	$2,191	$4,872	$43,250	$12,491	$33,394	$276

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(10)	Restructuring Expenses

Restructuring expenses incurred during the three and nine months ended March 31, 2006 were $nil and $1.1 million ($0.7 million net of tax), respectively. The cumulative amount of restructuring expenses incurred to date is $6.3 million. Restructuring expenses (predominantly one-time termination benefits) are associated with the integration of the separate operations of ResMed Germany and Medizin-Technologie GmbH (“MAP”) into a single operating unit. We have completed the relocation of our ResMed Germany operation (previously located in Moenchengladbach) to Munich and the integration of the back office functions including customer service, logistics and administration. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

Following is a summary of the restructuring liabilities related to the restructure and integration of the separate operations of ResMed Germany and MAP into a single operating unit, that were recorded during the nine months ended March 31, 2006 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at July 1, 2005	$222	$252	$474
Restructuring expenses	873	251	1,124
Cash payments	(973)	(326)	(1,299)
Foreign currency translation	(32)	17	(15)

Balance at March 31, 2006	$90	$194	$284

Restructuring expenses incurred are recorded in the condensed consolidated statements of income as restructuring expenses.

(11)	Stockholders’ Equity

Stock Options. We have granted stock options to personnel, including officers and directors, in accordance with both the 1995 Option Plan and the 1997 Equity Participation Plan (collectively the “Plans”). These options have expiration dates of ten years from the date of grant and vest over three or four years. We granted these options with an exercise price equal to the market value as determined on the grant date.

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

Stock Options, Continued At March 31, 2006, there was $37.8 million in unrecognized compensation costs, related to unvested stock options. This is expected to be recognized over a weighted average period of 2.4 years. The aggregate intrinsic value of the options outstanding and the options exercisable at March 31, 2006 was $170.1 million and $118.4 million, respectively. The aggregate intrinsic value of the options exercised during the three months and nine months ended March 31, 2006 was $12.3 million and $30.9 million, respectively. The total fair value of options that vested during the three months and nine months ended March 31, 2006 was $9.7 million and $16.5 million, respectively. The following table summarizes option activity during the nine months ended March 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	8,301,408	$19.38		$7.93
Granted	2,012,200	38.12		12.74
Exercised	(1,566,427)	16.13		7.61
Forfeited	(213,728)	23.42		8.30

Outstanding at end of period	8,533,453	$24.04	7.5 years	$9.29

Exercise price range of granted options	$32.99 – 40.80
Options exercisable at end of period	4,543,963	$17.92	6.0 years	$7.90

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

During nine months ended March 31, 2006, we recognized $0.8 million of stock-based compensation expense associated with the ESPP and issued 54,847 shares at a share price of $26.52.

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

Convertible Subordinated Notes. During the three months ended March 31, 2006, and pursuant to the Indenture dated June 20, 2001 between us and American Stock Transfer & Trust Company, as trustee, holders of all of the 4% Convertible Subordinated Notes due 2006 converted the notes into an aggregate of 3,737,593 shares of the Company’s common stock, par value $0.004. The notes were converted into 33 shares of our common stock for each $1,000 principal amount of the notes, at a conversion price of $30.30 per share. The dilutive impact of these conversions has been reflected in the reported earnings per share.

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

On December 23, 2002, three former contractors of our subsidiary MAP Medizin-Technologie GmbH initiated proceedings in Munich 1 Regional Court (Proceedings No. 7 O 23286/02), petitioning the Court for a declaration of inventorship with respect to MAP German Patent Applications identified as No. 100 31 079 and 101 92 802.5 and European Patent Application No. EP 01 967 819.7. On March 10, 2005, the Court entered judgement in favor of the plaintiffs, finding that they should be identified as co-inventors in place of certain individual defendants. In April 2005, MAP filed an appeal of that decision. We do not expect that the outcome of this litigation to have an adverse material effect on our consolidated financial statements.

In March 2006 an Australian University made a demand that ResMed pay extra royalties pursuant to a current patent license agreement. ResMed rejected the demand and the University has agreed to discuss its position. ResMed does not consider the claim to have merit. We do not expect that the outcome of this demand to have an adverse material effect on our consolidated financial statements.

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

The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from December 1, 2005. An amount of $4.9 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $1.7 million, has been recorded as goodwill, which will not be tax deductible under Norwegian tax law. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. We have not yet completed the purchase price allocation, as the appraisals associated with the valuation of certain tangible assets are not yet complete. We do not believe that the appraisals will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation in the quarter ending June 30, 2006.

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed from PolarMed at the date of acquisition based on a preliminary independent appraisal and internal studies (in thousands):

At December 1, 2005
Cash	$262
Accounts receivable	2,473
Inventory	2,170
Other assets	27
Property, plant & equipment	321
Customer relationships (useful life of 7 years)	1,780
Goodwill (non-amortizing, non-tax deductible)	4,903

Total assets acquired	$11,936

Current liabilities, primarily consisting of accounts payable, accrued expenses, taxes payable and deferred revenue	(4,891)
Non current liabilities, primarily consisting of deferred tax liabilities	(427)

Net assets acquired	$6,618

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(13)	Business Acquisitions, Continued

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

Hoefner Medizintechnick GmbH (“Hoefner”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2005, we acquired 100% of the outstanding stock of Hoefner Medizintechnick GmbH (“Hoefner”) on February 14, 2005, for net cash consideration of $8.2 million. This was comprised of the $10.7 million in total consideration, including acquisition costs, less $2.5 million of cash acquired. Under the purchase agreement, additional future payments of up to $0.9 million are possible based on the achievement of certain performance milestones following the acquisition through December 31, 2006. Of these potential additional payments, $0.6 million, which was accrued at December 31, 2005, was paid during the three months ended March 31, 2006 as a result of the successful achievement of a performance milestone. The impact of this accrual was to increase the total acquisition consideration to $11.3 million from $10.7 million and to increase the amount recorded as goodwill by $0.6 million to $8.8 million.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of the results of operations for the three months and nine months ended March 31, 2006. It should be read together with the detail provided in the individual sections below. In this report, all share numbers and per share amounts have been retroactively adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

We are a developer, manufacturer and marketer of medical equipment for the diagnosis, treatment and management of sleep-disordered breathing. We offer a comprehensive range of products in over 60 countries. We derive our revenue primarily from the sale of medical devices and accessories to treat individuals who suffer from sleep-disordered breathing.

We have invested significant resources in research and development and product enhancement. Since 1989, we have developed several innovations to the original continuous positive airway pressure, or CPAP, device to increase patient comfort and to improve ease of product use. We have been developing products for automated treatment, titration and monitoring of obstructive sleep apnea, such as the AutoSet T, AutoSet Spirit and S8 AutoSet Vantage flow generators. We have also developed numerous innovations associated with our mask product offerings and they now form a significant part of our product portfolio.

During the quarter ended March 31, 2006, our net revenue increased by 50% and gross profit increased by 43%, when compared to the quarter ended March 31, 2005. These results were primarily driven by increasing unit sales of our products. Diluted earnings per share for the quarter ended March 31, 2006 increased to $0.34 per share, up from $0.25 per share in the quarter ended March 31, 2005. Gross margin was 62% for the quarter ended March 31, 2006 compared to 65% for the same period in fiscal 2005. The reduction in gross margin is predominantly attributable to a change in the geographical mix of our sales with a higher percentage of sales being generated in the domestic market (excluding acquisitions) and a change in product mix with a higher percentage of flow generator sales. For the quarter ended March 31, 2006, our results included acquisition related amortization expenses and stock-based compensation costs of $1.6 million and $3.7 million, respectively.

Net Revenue

Net revenue increased for the three months ended March 31, 2006 to $162.3 million from $108.5 million for the three months ended March 31, 2005, an increase of $53.8 million or 50%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories and incremental revenue of $15.5 million associated with our recent acquisitions. Excluding the impact of acquisitions, net revenue grew by 35%. Movements in international currencies against the U.S. dollar negatively impacted revenues by approximately $4.5 million during the three months ended March 31, 2006.

Net revenue in North and Latin America increased for the quarter ended March 31, 2006 to $86.2 million from $57.9 million for the three months ended March 31, 2005, an increase of $28.3 million or 49%. This growth has been generated by increased public and physician awareness of sleep-disordered breathing together with our continued investment in our sales force and marketing initiatives. Recent product releases, in particular our Mirage Swift mask and our new flow generator platform, the S8, have also contributed strongly to our sales growth.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, Continued

Net revenue in international markets for the quarter ended March 31, 2006 increased to $76.1 million from $50.5 million compared to the quarter ended March 31, 2005, an increase of $25.6 million or 51%. International sales growth in the quarter ended March 31, 2006 reflects organic growth in the overall sleep-disordered breathing market and the recent acquisitions of Resprecare, Hoefner, Saime, Pulmomed and PolarMed. These acquisitions contributed incremental revenue of $15.5 million for the quarter ended March 31, 2006. In constant currency terms, and excluding the impact of acquisitions, international sales grew by 29%.

Revenue from sales of flow generators for the quarter ended March 31, 2006 totaled $84.5 million, an increase of 66% compared to the quarter ended March 31, 2005, including increases of 56% in North and Latin America and 74% elsewhere. Revenue from sales of mask systems, motors and other accessories totaled $77.8 million, an increase of 35%, including increases of 44% in North and Latin America and 21% internationally, for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, the effects of recent acquisitions and contributions from new products.

For the nine months ended March 31, 2006, revenue from sales of flow generators increased by 56% compared to the nine months ended March 31, 2005—48% in North and Latin America and 62% internationally. Revenue from sales of mask systems, motors and other accessories increased by 35%—49% in North and Latin America and 15% internationally—for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, contributions from our recent acquisitions and strong sales from our new products, particularly the Mirage Swift mask and S8 flow generator.

Gross Profit

Gross profit increased for the quarter ended March 31, 2006 to $100.9 million from $70.3 million for the quarter ended March 31, 2005, an increase of $30.6 million or 43%. Gross profit as a percentage of net revenue for the quarter ended March 31, 2006 was 62%, compared to 65% for the quarter ended March 31, 2005, reflecting a change in the geographical mix of our sales with a higher percentage of sales being generated in the domestic market (excluding acquisitions) and a change in product mix with a higher percentage of flow generator sales, which generate lower margins relative to our mask sales.

For the nine months ended March 31, 2006, gross profit increased to $272.7 million from $195.1 million for the nine months ended March 31, 2005, an increase of $77.6 million or 40%. Gross profit as a percentage of net revenue for the nine months ended March 31, 2006 was 63% compared to 65% for the nine months ended March 31, 2005. This also reflects a change in the geographical mix of our sales with a higher percentage of sales being generated in the domestic market (excluding acquisitions) and a change in product mix with a higher percentage of flow generator sales, which generate lower margins relative to our mask sales.

Stock-based compensation expenses of $0.3 million and $0.6 million, have been included within cost of sales for the three months and nine months ended March 31, 2006, respectively, as compared to no stock-based compensation expense for the three and nine months ended March 31, 2005.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2006 to $52.9 million from $34.4 million for the three months ended March 31, 2005, an increase of $18.5 million or 54%. Stock-based compensation expenses of $2.8 million have been included within selling, general and administrative expenses for the three months ended March 31, 2006. Selling, general and administrative expenses, excluding the impact of stock-based compensation costs, as a percentage of net revenue, were 31% for the three months ended March 31, 2006, compared to 32% for the three months ended March 31, 2005.

Selling, general and administrative expenses increased for the nine months ended March 31, 2006 to $146.5 million from $94.6 million for the nine months ended March 31, 2005, an increase of $51.9 million or 55%. Stock-based compensation expenses of $9.3 million, have been included within the selling, general and administrative expenses for the nine months ended March 31, 2006. Selling, general and administrative expenses, excluding the impact of stock-based compensation costs, as a percentage of net revenue, were 31% for the nine months ended March 31, 2006, compared to 32% for the nine months ended March 31, 2005.

The increase in selling, general and administrative expenses was primarily due to stock-based compensation expense and an increase in the number of sales and administrative personnel to support our growth, the acquisitions of Resprecare, Hoefner, Saime, Pulmomed and PolarMed, continued sales and marketing infrastructure investment, particularly in our European businesses, and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses were partially offset by an appreciation of the U.S. dollar against international currencies, which reduced selling, general and administrative expenses for the three months ended March 31, 2006 by approximately $2.3 million as reported in U.S. dollars. As a percentage of net revenue, we expect our selling, general and administrative expense for fiscal year 2006 to be in the range of 33% to 35%, including stock-based compensation expense.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2006 to $9.1 million from $7.2 million for the three months ended March 31, 2005, an increase of $1.9 million or 26%. Stock-based compensation expenses of $0.5 million, have been included within research and development expenses for the three months ended March 31, 2006. Research and development expenses, as a percentage of net revenue, were 6% compared to 7% for the three months ended March 31, 2005.

Research and development expenses increased for the nine months ended March 31, 2006 to $26.2 million from $21.9 million for the nine months ended March 31, 2005, an increase of $4.3 million or 20%. Stock-based compensation expenses of $1.5 million, have been included within research and development expenses for the nine months ended March 31, 2006. Research and development expenses, as a percentage of net revenue, were 6% compared to 7% for the nine months ended March 31, 2005.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expenses, Continued

The increase in research and development expenses was primarily due to higher employee compensation, increased charges for consulting fees and technical assessments incurred to facilitate development of new products and stock-based compensation expenses. The increase in research and development expenses was partially offset by an appreciation of the U.S. dollar against international currencies, which reduced the total spend by approximately $0.4 million as reported in U.S. dollars. As a percentage of net revenue, we expect our research and development expense for fiscal 2006 to be in the range of 5% to 7%, including stock-based compensation expense.

Donation to Research Foundation

For the three months and nine months ended March 31, 2006, we donated $0.5 million and $0.8 million to the ResMed Foundations. The foundations were established to promote awareness of, and research into, the serious medical consequences of untreated sleep disordered breathing.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended March 31, 2006 totaled $1.6 million and for the nine months ended March 31, 2006 totaled $4.7 million. These costs related to acquired intangible assets associated with the acquisitions of Pulmomed, Saime, Hoefner, Resprecare and PolarMed. We had no amortization of acquired intangible assets for the three and nine months ended March 31, 2005.

Restructuring Expenses

Restructuring expenses incurred during the three months and nine months ended March 31, 2006 were $nil and $1.1 million ($0.7 million net of tax), respectively, and consisted predominantly of restructuring charges associated with our integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have completed the relocation of our ResMed Germany operations, previously located in Moenchengladbach, to Munich and the integration of the back office functions including customer service, logistics and administration. We will continue to monitor the progress of this restructuring and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income (Expenses), Net

Other income (expense), net for the three months ended March 31, 2006 increased to net income of $1.4 million compared to net expense of $0.3 million for the three months ended March 31, 2005. Other income, net primarily reflects interest income from cash and marketable securities and gains on foreign currency exchange, partially offset by interest expense associated with our long term debt and the write-down of $0.6 million related to an impairment loss on one of our cost-method investments. The increase in other income (expense), net was predominantly attributable to an increase in net interest income as a result of additional cash balances and no interest expense being incurred on the convertible debt due to its conversion into equity during the current quarter. This was partly offset by increased interest expense associated with the additional Euro 50 million loan taken out on May 16, 2005 as part of the funding for the Saime acquisition and the $35 million draw down on our revolving line of credit with Union Bank of California.

Other income (expense), net for the nine months ended March 31, 2006 increased to net income of $1.0 million compared to net expense of $0.1 million for the nine months ended March 31, 2005. The increase in other income (expense), net was predominantly attributable to an increase in net interest income as a result of additional cash balances and no interest expense being incurred on the convertible debt during the last quarter. This was partly offset by increased interest expense associated with the additional Euro 50 million loan taken out on May 16, 2005 as part of the funding for the Saime acquisition and the $35 million draw down on our revolving line of credit with Union Bank of California. In addition, an expense of $1.1 million was recognized in relation to an impairment loss on one of our cost-method investments.

Income Taxes

Our effective income tax rate decreased to approximately 30.8% for the three months ended March 31, 2006 from approximately 33.0% for the three months ended March 31, 2005 and for the nine-month period ended March 31, 2006 decreased to 31.1% from 33.0% for the nine-month period ended March 31, 2005. The lower tax rate was primarily due to the geographical mix of taxable income with a greater proportion of our income being generated in lower tax rate jurisdictions. Excluding the impact of stock-based compensation expense, our effective tax rate was approximately 30.6% and 30.3% for the three months and nine months ended March 31, 2006, respectively. We continue to benefit from the relatively low Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate a majority of our taxable income in Australia.

Net Income

As a result of the factors above, our net income for the three months ended March 31, 2006 was $26.4 million or $0.34 per diluted share compared to net income of $17.9 million or $0.25 per diluted share for the three months ended March 31, 2005. The stock-based compensation expense, restructuring expenses and amortization of acquired intangible assets described above constituted a reduction of $0.05 and $0.01 per diluted share on an after-tax basis for the three months ended March 31, 2006 and 2005, respectively. Our net income for the nine months ended March 31, 2006 was $65.1 million or $0.87 per diluted share compared to net income of $49.2 million or $0.69 per diluted share for the nine months ended March 31, 2005. The stock-based compensation expense, restructuring expenses and amortization of acquired intangible assets constituted a reduction of $0.15 and $0.04 per diluted share on an after-tax basis for the nine months ended March 31, 2006 and 2005, respectively.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock-based Compensation Costs

As of July 1, 2005, we adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation of all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognised expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R).

Prior to the adoption of SFAS 123 (R) on July 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our equity plans. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the ESPP). Results for prior periods have not been restated to reflect, and do not include the impact of, SFAS 123(R).

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period of the prior year (in thousands, except per share data).

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net income, as reported	$17,877	$49,207
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense included in reported net income, net of related tax effects	(3,204)	(6,697)

Pro forma net income	$14,673	$42,510

Adjustment for interest and deferred borrowing costs, net of related tax effects	821	2,464

Pro forma net income used in calculating diluted earnings per share	$15,494	$44,974

Earnings per share:
Basic - as reported	$0.26	$0.72
Basic - pro forma	$0.21	$0.62

Diluted - as reported (note 2-(j))	$0.25	$0.69
Diluted - pro forma	$0.21	$0.60

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock-based Compensation Costs, Continued

The application of SFAS 123(R) had the following effect on reported amounts relative to amounts that would have been reported under previous accounting (in thousands, except per share data):

	Three Months Ended March 31, 2006			Nine Months Ended March 31, 2006
	Under Previous Accounting	SFAS 123(R) Adjustments	As Reported	Under Previous Accounting	SFAS 123(R) Adjustments	As Reported
Cost of sales	$61,066	$348	$61,414	$162,553	$560	$163,113
Operating expenses:
Selling, general and admin.	50,070	2,833	52,903	137,193	9,285	146,478
Research and development	8,657	486	9,143	24,620	1,535	26,155
Income from operations	40,142	(3,667)	36,475	104,913	(11,380)	93,533
Income before income taxes	41,785	(3,667)	38,118	105,913	(11,380)	94,533

Net income	29,015	(2,653)	26,362	73,812	(8,694)	65,118
Inventories, net	108,309	435	108,744	108,309	435	108,744
Earnings per share:
Basic	$0.40	$(0.04)	$0.36	$1.03	$(0.12)	$0.91
Diluted	$0.37	$(0.03)	$0.34	$0.98	$(0.11)	$0.87

Cashflow from operating activities				$65,891	$(2,173)	$63,718

Cashflow from financing activities				$59,534	$2,173	$61,707

Business Acquisitions

Nine months ended March 31, 2006

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Acquisitions, Continued

The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from December 1, 2005. An amount of $4.9 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $1.7 million, has been recorded as goodwill, which will not be tax deductible under Norwegian tax law. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. We have not yet completed the purchase price allocation, as the appraisals associated with the valuation of certain tangible assets are not yet complete. We do not believe that the appraisals will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation in the quarter ending June 30, 2006. The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed from PolarMed at the date of acquisition based on a preliminary independent appraisal and internal studies (in thousands):

At December 1, 2005
Cash	$262
Accounts receivable	2,473
Inventory	2,170
Other assets	27
Property, plant & equipment	321
Customer relationships (useful life of 7 years)	1,780
Goodwill (non-amortizing, non-tax deductible)	4,903

Total assets acquired	$11,936

Current liabilities, primarily consisting of accounts payable, accrued expenses, taxes payable and deferred revenue	(4,891)
Non current liabilities, primarily consisting of deferred tax liabilities	(427)

Net assets acquired	$6,618

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

Hoefner Medizintechnick GmbH (“Hoefner”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2005, we acquired 100% of the outstanding stock of Hoefner Medizintechnick GmbH (“Hoefner”) on February 14, 2005, for net cash consideration of $8.2 million. This was comprised of the $10.7 million in total consideration, including acquisition costs, less $2.5 million of cash acquired. Under the purchase agreement, additional future payments of up to $0.9 million are possible based on the achievement of certain performance milestones following the acquisition through December 31, 2006. Of these potential additional payments, $0.6 million, which was accrued at December 31, 2005, was paid during the three months ended March 31, 2006 as a result of the successful achievement of a performance milestone. The impact of this accrual was to increase the total acquisition consideration to $11.3 million from $10.7 million and to increase the amount recorded as goodwill by $0.6 million to $8.8 million.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In-process Research and Development Charge (IPR&D)

In fiscal year 2005, as part of the acquisition of Saime, we recognized as an expense a charge of $5.3 million with respect to IPR&D programs under active development by Saime that, at the date of the acquisition, had not reached technological feasibility and had no alternative future use. The two projects were:

(i)	Upgrade of the Elisee Series of ventilators

(ii)	Next generation of portable ventilators

Consistent with our original expectations, both of these projects were in development at December 31, 2005 but are still expected to reach completion at various dates ranging from 1 to 3 years. Although no assurance can be given that the underlying assumptions used to value the acquired IPR&D programs will transpire as estimated, we remain confident in the assumptions used to determine the in-process research and development charge and, as a result, the net return of the Saime acquisition.

Liquidity and Capital Resources

As of March 31, 2006 and June 30, 2005, we had cash and cash equivalents and marketable securities available-for-sale of $168.2 million and $142.2 million, respectively. Working capital was $322.1 million and $141.7 million at March 31, 2006 and June 30, 2005, respectively.

Inventories at March 31, 2006 increased by $33.2 million or 44% to $108.7 million compared to March 31, 2005 inventories of $75.5 million. The percentage increase in inventories was lower than the 50% increase in revenues in the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005. The lower inventory growth reflects strong sales growth and improved working capital management.

Accounts receivable at March 31, 2006 were $127.2 million, an increase of $38.1 million or 43% over the March 31, 2005 accounts receivable balance of $89.1 million. This increase was lower than the 50% increase in revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Account receivable days outstanding were 68 days for the quarter ended March 31, 2006, compared to 70 days for the quarter ended March 31, 2005. Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2006 and June 30, 2005 was 3.2% and 3.0%, respectively. The credit quality of our customers remains consistent with our past experience.

During the nine months ended March 31, 2006, we generated cash of $63.7 million from operations compared to $49.8 million for the nine months ended March 31, 2005. This increase of $14.1 million was primarily the result of the increase in net income. This was partly offset by higher working capital balances, particularly in respect of inventories and accounts receivable, to support revenue growth and an increase of $14.9 million in income taxes paid compared to the nine months ended March 31, 2005. In addition, cash generated from operations for the nine months March 31, 2006 was decreased by $2.2 million due to the initial adoption of SFAS 123(R) as tax benefits associated with employee stock options exercised during the quarter are required to be included within cash flows from financing activities. Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Capital expenditures for the nine months ended March 31, 2006 and 2005 aggregated $79.1 million and $26.2 million, respectively. Capital expenditures in the nine months ended March 31, 2006 mainly reflected the construction of our new administration and research and development building, the purchase of land in San Diego, computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $222.9 million at March 31, 2006 compared to $174.2 million at June 30, 2005.

We are currently building our new research and development and administration facility at our existing site in Sydney, Australia and expect this to be completed by the second half of calendar year 2006. We estimate that the additional building costs for the new research and development and administration facility will be approximately $23 million. We expect to fund the project through a combination of cash on hand and cash generated from operations.

On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearney Mesa, San Diego will allow us to develop a new corporate headquarters. We expect to commence building construction during calendar year 2006 and begin moving into the facility in calendar year 2008.

Details of contractual obligations at March 31, 2006 are as follows:

In $000’s	Total	Payments Due by Period
		Mar 2006	Mar 2007	Mar 2008	Mar 2009	Mar 2010	Thereafter
Long-Term Debt	$95,848	$2,121	$4,802	$43,180	$12,421	$33,324	$—
Operating Leases	23,340	7,012	5,156	3,695	2,860	2,607	2,010
Capital Leases	626	70	70	70	70	70	276
Unconditional Purchase Obligations	29,516	29,516	—	—	—	—	—

Total Contractual Cash Obligations	$149,330	$38,719	$10,028	$46,945	$15,351	$36,001	$2,286

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Details of other commercial commitments as at March 31, 2006 are as follows:

In $000’s	Total	Amount of Commitment Expiration Per Period
		Mar 2007	Mar 2008	Mar 2009	Mar 2010	Mar 2011	Thereafter
Standby Letters of Credit	$32	$32	$—	$—	$—	$—	$—
Guarantees*	2,095	254	—	—	—	—	1,841

Total Commercial Commitments	$2,127	$286	$—	$—	$—	$—	$1,841

*	The above guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

During the three months ended March 31, 2006, and pursuant to the Indenture dated June 20, 2001 between us and American Stock Transfer & Trust Company, as trustee, holders of all of the 4% Convertible Subordinated Notes (“the Notes”) due 2006 converted the Notes into an aggregate of approximately 3,737,593 shares of the Company’s common stock, par value $0.004. The Notes were converted into 33 shares of our common stock for each $1,000 principal amount of the Notes, at a conversion price of $30.30 per share. During the quarter no payment was made for accrued interest on Notes surrendered for conversion and the dilutive impact of these conversions has been reflected in the reported earnings per share. With the conversion of the Notes we expect to realize interest expense savings in the future of approximately $1.1 million per quarter.

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $75 million. The Loan Agreement also contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and that certain of our subsidiaries maintain a minimum EBITDA and liquidity. We are currently in compliance with all of these covenants. Draws under the revolving loans must be made before March 1, 2011, at which time all unpaid principal and interest under both loans must be repaid. The outstanding principal amount due under the loans will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). The current principal amount outstanding under the Loan Agreement is $35 million.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations and the $40 million undrawn revolving line of credit with Union Bank of California. Beyond this, we are currently negotiating additional international credit facilities to provide flexibility for future business needs.

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

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Stock Split

On August 10, 2005, our Board of Directors declared a two-for-one split of our common stock which was effected in the form of a 100% stock dividend. Stockholders received one additional share of common stock for every share held of record on September 15, 2005. All share numbers and per share amounts contained in the condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect this stock split.

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

Recently Issued Accounting Pronouncements

In November 2005, the FASB issued FSP FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R), or the alternative transition method as described in the FSP. Given that we have adopted SFAS 123(R) using the modified prospective application we may make a one-time election to adopt the transition method described in this FSP. In accordance with this FSP, we may take up to one year from the later of the initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate our available transition alternatives and make our one-time election. This FSP became effective in November 2005. We are currently evaluating the impact that the adoption of this FSP could have on our financial statements.

In November 2005, the FASB issued FSP FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. We adopted this FSP during the three months ended March 31, 2006 and it did not have a material impact on our financial statements.

In February 2006, the FASB issued FSP FAS123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123(R) “Share-Based Payment” so that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. This FSP will be effective for our quarter ending June 30, 2006 but we do not expect this to have a material impact on our financial statements.

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Foreign Currency Market Risk

Our functional currency is the U.S. dollar, although we transact business in various foreign currencies, including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian manufacturing and research activities and international sales operations.

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

The table below provides information in U.S. dollar equivalents on our foreign-currency denominated financial assets by legal entity functional currency as at March 31, 2006 (in thousands):

Foreign Currency Financial Assets
	Aust Dollar	US Dollar	Euro	Great Britain Pound	Singapore Dollar	New Zealand Dollar	Swedish Krona	Swiss Franc	Norwegian Krone
AUD Functional
Currency Entities:
Assets	$—	$75,895	$83,611	$12,227	$949	$893	$927	$1,564	$942
Liability	—	(12,908)	(62,494)	(7,853)	(168)	(6)	—	—	—

Net Total	—	62,987	21,117	4,374	781	887	927	1,564	942

USD Functional
Currency Entities:
Assets	$39,002	—	4,820	—	—	—	—	—	—
Liability	—	—	—	—	—	—	—	—	—

Net Total	39,002	—	4,820	—	—	—	—	—	—

Euro Functional
Currency Entities:
Assets	4,536	4,033	—	—	—	—	—	—	—
Liability	—	(130)	—	(351)	—	—	—	—	—

Net Total	4,536	3,903	—	(351)	—	—	—	—	—

GBP Functional
Currency Entities:
Assets	—	1,894	5,082	—	—	—	—	—	—
Liability	(9)	(8)	(894)	—	—	—	(67)	—	—

Net Total	(9)	1,886	4,188	—	—	—	(67)	—	—

CHF Functional
Currency Entities:
Assets	—	6	52	5	—	—	—	—	—
Liability	—	(31)	(331)	(150)	—	—	(1)	—	—

Net Total	—	(25)	(279)	(145)	—	—	(1)	—	—

SEK Functional
Currency Entities:
Assets	—	1,203			—	—	—	—	—
Liability	—	(1,446)	(141)	(41)	—	—	—	—	(8)

Net Total	—	(243)	(141)	(41)	—	—	—	—	(8)

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at March 31, 2006. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets /(Liabilities)
Foreign Exchange Call Options	FY 2006	FY 2007	FY 2008	Total	Mar 31, 2006	June 30, 2005
Receive AUD/Pay USD
Option amount	$16,500	$129,000	$21,000	$166,500	$1,244	$2,240
Ave. contractual exchange rate	AUD 1 = USD 0.747	AUD1 = USD 0.756	AUD1 = USD 0.658	AUD 1 = USD 0.741

Receive AUD/Pay Euro
Option amount	$7,271	$43,625	$7,271	$58,167	$201	$758
Ave. contractual exchange rate	AUD 1 = Euro 0.629	AUD 1 = Euro 0.647	AUD 1 = Euro 0.619	AUD 1 = Euro 0.641

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, marketable securities and debt.

At March 31, 2006, we maintained a short-term investment portfolio containing financial instruments that had original maturities of less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

At March 31, 2006, we had total long-term debt, including the current portion of those obligations, of $96.5 million. Of this debt, $0.9 million is at fixed interest rates and $95.6 million is subject to variable interest rates.

A hypothetical 10% change in interest rates during the three months ended March 31, 2006, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Risk Factors, Continued

If we fail to integrate our recent acquisitions with our operations, our business could suffer. During the nine months ended March 31, 2006, we acquired PolarMed and Pulmomed and during the fiscal year ended June 30, 2005, we acquired Saime, Hoefner and Resprecare. We are currently in the process of integrating our operations with these recent acquisitions. The integration will require significant efforts from each company. We may find it difficult to integrate the operations as personnel may leave, licensees, distributors or suppliers may terminate their arrangements, or demand amended terms to these arrangements. Additionally, our management may have their attention diverted while trying to integrate these companies. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of these acquisitions.

If we fail to implement our restructure plans successfully, our business could suffer. In fiscal year 2005, we merged the operations of ResMed Germany and MAP into a single operating unit as part of our German restructure plan. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies, cost savings and success. If we are not able to integrate the operations successfully, we may not fully realize the anticipated benefits of the restructure.

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

We manufacture substantially all of our products outside the U.S. and sell a significant portion of our products in non-U.S. markets, subjecting us to various risks relating to international activities that could adversely affect our overall profitability. Sales outside North and Latin America accounted for approximately 47% and 47% of our net revenues in the three months ended March 31, 2006 and 2005, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our U.S. operations, including:

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

Failure to comply with anti-kickback and fraud regulations could result in substantial penalties and changes in our business operations. In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Many states and other governments have adopted laws similar to the federal Anti-Kickback Law. We are also subject to other federal and state fraud laws applicable to payment from any third party payer. These laws prohibit persons from knowingly and willfully filing false claims or executing a scheme to defraud any health care benefit program, including private third party payers. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third party payers. Any violation of these laws and regulations could result in civil and criminal penalties (including fines), increased legal expenses and exlusions from governmental reimbursement programs, all of which could have a material adverse effect upon our business, financial conditions and results of operations.

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

You may not be able to enforce the judgments of U.S. courts against some of our assets or officers and directors. A substantial portion of our assets are located outside the United States. Additionally, two of our eight directors and three of our seven executive officers reside outside the United States, along with all or a substantial portion of the assets of these persons. As a result, it may not be possible for investors to enforce judgments of U.S. courts relating to any liabilities under U.S. securities laws against our assets, those persons or their assets. In addition, we have been advised by our Australian counsel that some doubt exists as to the ability of investors to pursue claims based on U.S. securities laws against these assets or these persons in Australian courts.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting.

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

Refer to Note 12 to the Condensed Consolidated Financial Statements.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None.

Item 5	Other Information

None

Item 6	Exhibits

	3.1	Certificate of Amendment of the Restated Certificate of Incorporation of ResMed Inc.

	10.1	First Amended and Restated Loan Agreement (1)

	10.2	Security Agreement (1)

	10.3	Continuing Guaranty (1)

	10.4	Commercial Promissory Note - $15M (1)

	10.5	Commercial Promissory Note - $25M (1)

	10.6	Second Amended and Restated Loan Agreement (2)

	10.7	Appointment of Brett Sandercock as the Chief Financial Officer effective January 1, 2006 (3)

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________
	(1)	Incorporated by reference to the Form 8-K (No. 33-91094) filed on November 15, 2005.
	(2)	Incorporated by reference to the Form 8-K (No. 06-057823) filed on March 17, 2006.
	(3)	Incorporated by reference to the Form 8-K (No. 06-001646) filed on January 5, 2006.

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2006

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman and Chief Executive Officer

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer