Form 10-K
period 2006-06-30
RESMED INC
filed 2006-09-12
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ x ]    No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes [  ]    No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ x ]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (S 229.405 of this Chapter) is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ x ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [ x ]

The aggregate market value of the voting stock held by non-affiliates of registrant as of December 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was approximately $2,632,489,000. (All directors, executive officers, and 10% stockholders of registrant are considered affiliates.)

At August 23, 2006, registrant had 75,932,458 shares of Common Stock, $.004 par value, issued and outstanding. This number excludes 2,254,918 shares held by the registrant as treasury shares.

Portions of registrant’s definitive Proxy Statement for its November 9, 2006 meeting of stockholders are incorporated by reference into Part III of this report.

Activa, ActiveCell, Adapt SV, Adaptiv, Aerial, Aero-Click, Aero-Fix, ApneaLink, AutoVPAP, AutoScan, AutoSet, AutoSet CS, AutoSet Spirit, AutoSet T, AutoSet Vantage, AutoSet.com, AutoSet-CS.com, AutoView, Bubble Cushion, Bubble Mask, Elisée, Eole, Escape, Helia, HumidAire, IPAP MAX, IPAP MIN, Kidsta, Magellan, MAP, MEPAL, Meridian, MESAM, minni Max, Mirage, Protégé, Moritz biLEVEL, Papillon, Poly-MESAM, ResCap, ResControl, ResMed, S6, S7, S8, SELFSET, SleepVantage, SmartStart, Spirit, Spiro+, Sullivan, Swift, TiControl, Ultra Mirage, Vential, VPAP, VS Easyfit, are our trademarks.

As used in this 10-K, the terms “we”, “us”, “our” and “the Company” refer to ResMed Inc., a Delaware corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

PART I

Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future” and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements each of which applies only as of the date of this report. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in Item 1A “Risk Factors” and elsewhere in this report.

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

General

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing and other respiratory disorders. Sleep-disordered breathing, or SDB, includes obstructive sleep apnea, or OSA, and other respiratory disorders that occur during sleep. When we were formed in 1989, our primary purpose was to commercialize a treatment for OSA developed by Professor Colin Sullivan. This treatment, nasal Continuous Positive Airway Pressure, or CPAP, was the first successful noninvasive treatment for OSA. CPAP systems deliver pressurized air, typically through a nasal mask, to prevent collapse of the upper airway during sleep.

Since the development of CPAP, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our growth has been fuelled by geographic expansion, increased awareness of respiratory conditions as a significant health concern among physicians and patients, and our research and product development efforts.

We employ approximately 2,500 people and sell our products in over 67 countries through a combination of wholly owned subsidiaries and independent distributors.

Our web site address is www.resmed.com. We make our periodic reports, together with any amendments, available on our web site, free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission.

Corporate History

ResMed Inc., a Delaware corporation, was formed in March 1994 as the ultimate holding company for our Americas, Asia-Pacific and European operating subsidiaries. On June 1, 1995, we completed an initial public offering of common stock and on June 2, 1995 our common stock commenced trading on the NASDAQ National Market. On September 30, 1999 we transferred our principal public listing to the New York Stock Exchange, or NYSE, trading under the ticker symbol RMD. On November 25, 1999, we established a secondary listing of our common stock via Chess Depositary Instruments, or CDI’s, on the Australian Stock Exchange, or ASX, also under the symbol RMD. Ten CDI’s on the ASX represent one share of our common stock on the NYSE. On July 1, 2002, we converted our ASX listing status from a foreign exempt listing to a full listing.

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

Since formation we have acquired a number of operating businesses including:

Name of Entity	Date of Acquisition
Dieter W. Priess Medtechnik	February 7, 1996
Premium Medical SARL	June 12, 1996
Innovmedics Pte Ltd	November 1, 1997
EINAR Egnell AB	January 31, 2000
MAP Medizin Technologie GmbH	February 16, 2001
Labhardt AG	November 15, 2001
Servo Magnetics Inc.	May 14, 2002
John Stark and Associates	July 24, 2002
Respro Medical Company Limited	July 2, 2003
Resprecare BV	December 1, 2004
Hoefner Medizintechnik GmbH	February 14, 2005
Saime SA	May 19, 2005
Pulmomed Medizinisch-Technische Geräte GmbH	July 1, 2005
PolarMed Holding AS	December 1, 2005

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

Scientists estimate that one in five adults have some form of obstructive sleep apnea. In the United States alone, this represents approximately 43 million people. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 10% of those with OSA have been diagnosed or treated. Many healthcare professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, snoring, hypertension and irritability are characteristic of OSA.

While OSA has been diagnosed in a broad cross-section of the population, it is predominant among middle-aged men and those who are obese, smoke, consume alcohol in excess or use muscle-relaxing and pain-killing drugs. A strong association has been discovered between OSA and a number of cardiovascular diseases. Recent studies have shown that SDB is present in approximately 80% of patients with drug-resistant hypertension, approximately 60% of stroke patients and approximately 50% of patients with congestive heart failure. More recently, studies have shown a connection between SDB and diabetes: recent studies indicate that SDB is independently associated with glucose intolerance and insulin resistance.

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

Generally, an individual seeking treatment for the symptoms of OSA is referred by a general practitioner to a specialist for further evaluation. The diagnosis of OSA typically requires monitoring the patient during sleep at either a sleep clinic or the patient’s home. During overnight testing, respiratory parameters and sleep patterns may be monitored, along with other vital signs such as heart rate and blood oxygen levels. Simpler tests, using devices such as our Apnealink, or our automatic positive airway pressure devices, monitor airflow during sleep, and use computer programs to analyze airflow patterns. These tests allow sleep clinicians to detect any sleep disturbances such as apneas, hypopneas or subconscious awakenings. We estimate that there are currently around 3,000 sleep clinics in the United States, a substantial portion of which are affiliated with hospitals. The number of sleep clinics has expanded significantly from approximately 100 such facilities in 1985.

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

During CPAP treatment, a patient sleeps with a nasal interface connected to a small portable airflow generator that delivers room air at a positive pressure. The patient breathes in air from the flow generator and breathes out through an exhaust port in the interface. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed. Interfaces include nasal masks and nasal pillows. Sometimes, when a patient leaks air through their mouth, a full-face mask may need to be used, rather than a nasal interface.

CPAP is not a cure and therefore, must be used on a nightly basis as long as treatment is required. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. In more recent years, product innovations to improve patient comfort and compliance have been developed. These include more comfortable patient interface systems; delay timers that gradually raise air pressure allowing the patient to fall asleep more easily; bilevel air flow generators, including Variable Positive Airway Pressure, or VPAP systems, which provide different air pressures for inhalation and exhalation; heated humidification systems to make the airflow more comfortable; and autotitration devices that reduce the average pressure delivered during the night.

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

Continue Product Development and Innovation.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to more effectively treat SDB, increase patient comfort and encourage compliance with prescribed therapy. For example, in 1999 we introduced the Mirage Full Face Mask. This mask contains an inflatable air pocket, which conforms to the patient’s facial contours, creating a more comfortable and better seal. In 2002 we introduced the AutoSet Spirit flow generator, our second-generation autotitrating device that adapts to the patient’s breathing patterns to more effectively treat OSA. In 2003, we introduced the Mirage Activa nasal mask, with active cushion technology to automatically seal mask leaks. In 2004, we introduced the Mirage Swift nasal pillows system, a less obtrusive, lightweight, and flexible alternative to nasal masks. In 2005, we introduced the S8 range of CPAP, a small flow generator with optional integrated humidification. We believe that continued product development and innovation are key factors to our ongoing success. Approximately 12% of our employees are devoted to research and development activities. In fiscal year 2006, we invested $37.2 million, or 6% of our revenues, in research and development.

Expand Geographic Presence.    We market our products in over 67 countries to sleep clinics, home healthcare dealers and third party payers. We intend to increase our sales and marketing efforts in our principal markets, as well as expand the depth of our presence in other geographic regions.

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

During fiscal 2006, 2005 and 2004, we donated $0.8 million, $0.5 million and $0.5 million, respectively to the ResMed Foundation in the United States, and the ResMed Foundation in Australia, to further enhance research and awareness of SDB. The contributions to the Foundations reflect ResMed’s commitment to medical research into sleep-disordered breathing, particularly the treatment of obstructive sleep apnea.

Expand into New Clinical Applications.    We continually seek to identify new applications of our technology for significant unmet medical needs. Recent studies have established a clinical association between OSA and both stroke and congestive heart failure, and have recognized SDB as a cause of hypertension or high blood pressure. Research also indicates that SDB is independently associated with glucose intolerance and insulin resistance. We have developed a device for the treatment of Cheyne-Stokes breathing in patients with congestive heart failure. In addition, we maintain close working relationships with a number of prominent physicians to explore new medical applications for our products and technology. We have recently received FDA clearance and launched a new product in the United States for the treatment of respiratory insufficiency due to central sleep apnea, mixed apnea and periodic breathing, called the VPAP Adapt SV. The VPAP Adapt SV uses a technology known as adaptive servo-ventilation and was first made available to a select group of US key opinion leader sites beginning in the third quarter of fiscal 2006. Adaptive servo-ventilation, utilizes an advanced algorithm to calculate a patient-specific minute ventilation target and automatically adjusts pressure support to maintain the target. We believe this technology has allowed physicians to successfully treat complex breathing disorders in some patients who had previously tried and failed traditional PAP therapy.

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

AutoSet systems are based on a proprietary technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA. CPAP and VPAP flow generators accounted for approximately 52%, 49% and 50% of our net revenues in fiscal years 2006, 2005 and 2004, respectively.

With the acquisition of Saime in May 2005, we increased our presence in the European homecare ventilation market. The VS and Elisée range of products are sophisticated, yet easy to use for physicians, clinicians and patients. We believe these devices complement our VPAP III, VPAP Adapt SV and Autoset CS2 for patients who need ventilatory assistance.

AIR FLOW GENERATORS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

VPAP Products

VPAP II	Bilevel portable device providing different pressure levels for inhalation and exhalation, improved pressure switching and reduced noise output and spontaneous breath triggering.	March 1996

COMFORT	Bilevel device with limited features.	March 1996

VPAP II ST	Bilevel portable device with spontaneous and spontaneous/timed breath triggering modes of operation.	April 1996

VPAP II ST A	Bilevel device with alarms.	August 1998

VPAP MAX	Bilevel ventilatory support system for the treatment of adult patients with respiratory insufficiency or respiratory failure.	November 1998

Moritz S#*	Bilevel portable device providing different pressure levels for inhalation and exhalation with integrated humidifier.	October 2001

Moritz ST#*	Bilevel ST device with spontaneous and spontaneous/timed breath triggering modes of operation, and with power failure alarms, system with integrated humidifier.	October 2001

VPAP III	Updated Bilevel portable device encompassing improved pressure synchronization, spontaneous breath triggering and reduced noise.	April 2003

VPAP III ST	Updated Bilevel ST portable device encompassing improved pressure synchronization, spontaneous and spontaneous/timed breath triggering modes of operation and reduced noise.	April 2003

VPAP III STA	An upgraded Bi-level device with alarm features.	August 2004

VPAP Adapt SV#	The newest and most highly evolved bilevel device which uses adaptive servo-ventilation technology to treat patients with central sleep apnea, mixed apnea and periodic breathing.	March 2006

* Not cleared for marketing in the United States

# Sold in United States only

AIR FLOW GENERATORS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Ventilation Products

Helia 2*#	Dual mode ventilator that combines volumetric and barometric ventilation modes.	August 1998

Eole 3 XLS*#	Ventilator device providing conventional volumetric ventilation through both controlled and assisted-controlled ventilation with etv functions.	December 1999

VS Serena*#	Bi-level ventilator providing all ventilation modes with two pressure levels.	June 2001

VS Ultra*#	Dual mode ventilator that combines volumetric and barometric ventilation from leakage to valve type with single or double limb circuit.	March 2002

VS Integra*#	Pressure support ventilator that combines pressure modes with leakage or valve ventilators.	March 2002

Elisée 350*#	Ventilator for use in Intensive Care Unit combining all conventional ventilation modes, diagnostic and monitoring functions.	December 2003

Elisée 150*#	Ventilator device that combines volumetric and barometric ventilation modes with single or double limb circuit.	June 2004

Elisée 370*#	Ventilator for use in Intensive Care Unit combining all conventional ventilation modes, diagnostic functions with external monitoring interface for ventilation loops.	September 2004

Elisée 250*#	Ventilator for use in transport and emergency situations.	April 2005

* Not cleared for marketing in the United States

# Sold outside United States only

AIR FLOW GENERATORS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Automatic Positive Airway Pressure Devices

AutoSet CS*#	Automatic ventilatory assistance device specifically designed to normalize ventilation in congestive heart failure patients with Cheyne Stokes respiration.	December 1998

AutoSet T	Autotitrating device, which continually adjusts CPAP treatment pressure based on patient airway resistance.	March 1999

AutoSet Spirit	Modular, autotitrating device with advanced compliance monitoring and optional integrated humidifier.	September 2001

Magellan*#	Autotitrating device using airway resistance measurement.	March 2003

AutoSet Respond	Autotitrating device with basic compliance monitoring and optional integrated humidifier.	September 2003

AutoSet CS2*#	Modular, automatic device specifically designed to normalize ventilation in congestive heart failure patients with Cheyne Stokes respiration. The device has an optional integrated humidifier.	August 2004

CPAP

Max II nCPAP*#	CPAP device with or without integrated humidifier. Features low noise and reduced pressure swings.	April 1997

Mini Max nCPAP*#	CPAP device with integrated and attachable humidifier and low noise levels.	March 2000

ResMed S6 series	Quiet, compact CPAP device with various comfort features.	June 2000

ResMed S7 series	A CPAP device with optional integrated humidifier.	July 2002

ResMed S8 Series	A small CPAP device with optional integrated humidification.	June 2005

* Not cleared for marketing in the United States

# Sold outside United States only

Mask Systems and Diagnostic Products

Mask systems are one of the most important elements of SDB treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight. Masks, accessories, motors and diagnostic products accounted for approximately 48%, 51% and 50% of our net revenues in fiscal years 2006, 2005 and 2004, respectively.

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Mirage Mask	Proprietary mask design with a contoured nasal cushion that adjusts to patient’s facial contours. Quiet, light and low profile.	August 1997

Ultra Mirage Mask	Advanced version of the Mirage system with reduced noise characteristics and improved forehead bridge.	June 2000

Mirage Full Face Mask Series 2	Mirage-based full-face mask system. Provides an effective method of applying ventilatory assist Noninvasive Positive Pressure Ventilation therapy. Can be used to address mouth-breathing problems in conventional bilevel or CPAP therapy.	October 2001

Papillon Mask*#	Nasal mask with only four major parts, allows simplified handling for patients and distributors.	April 2002

Mirage Vista Mask	Small nasal mask without forehead supports.	November 2002

Ultra Mirage Full Face Mask	Full-face mask incorporating our latest adjustable forehead support technology.	August 2003

Mirage Activa Mask	Nasal mask system utilizing Active Seal technology to mitigate leak and improve patient comfort.	October 2003

Mirage Swift	A light and unobtrusive nasal cannula mask system.	August 2004

Silent Papillon Mask*#	A low noise nasal mask with simplified assembly.	March 2005

Hospital Full Face Mask	Disposable full face mask specifically designed for hospital use.	April 2005

Hospital Nasal Mask	Disposable nasal mask specifically designed for hospital use.	April 2005

Ultra Mirage II	Advanced version of the Ultra Mirage Nasal System with improved comfort and ease of fit through enhanced forehead pads and support.	July 2005

Meridian Nasal Mask	A value line nasal mask. Effective therapy supplied through a simple yet comfortable mask	February 2006

* Not cleared for marketing in the United States

# Sold outside United States only

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

* Not cleared for marketing in the United States

# Sold outside United States only

a Not manufactured by ResMed

Accessories and Other Products

To enhance patient comfort, convenience and compliance, we market a variety of other products and accessories. These products include humidifiers, such as the HumidAire, H2i and H3i, which connect directly with the CPAP, VPAP and AutoSet flow generators to humidify and heat the air delivered to the patient. Their use helps prevent the drying of nasal passages that can cause discomfort. Other optional accessories include cold passover humidifiers, carry bags and breathing circuits. To assist those professionals diagnosing or managing the treatment of patients there are data communications and control products such as the ResLink, ResControl and ResControl II modules that facilitate the transfer of data and other information to and from the flow generators. MAP also offers a range of accessories, including the Twister remote, an intelligent remote control for use in the sleep laboratory environment to set and monitor flow generators, the Aero-Click connection system, which allows a quick, simple connect/disconnect between the mask and CPAP air delivery source and the AeroFix headgear, for the comfortable adjustment of masks for CPAP therapy. Since the May 2002 acquisition of Servo Magnetics Inc., we have also sold custom electric motors, primarily for use in data storage and aerospace applications, but we do not expect custom electric motor sales to contribute material revenues in the future.

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

In 1999, we introduced the AutoSet T flow generator, an autotitrating device that adapts to the patient’s breathing patterns to effectively prevent apneas. In 2001, we introduced our next generation autotitrating device, the AutoSet Spirit. The AutoSet Spirit is an autotitrating modular device with optional integrated humidifier. In September 2003, we introduced the Activa nasal mask using our patented Active Cushion Technology, which automatically seals mask leaks. In August 2004, we launched our Mirage Swift mask, a light and unobtrusive nasal cannula mask system. Also, in August 2004 we launched an improved AutoSet CS 2 (outside the United States only) to treat congestive heart failure patients with significant central sleep apnea. In March 2006 we launched the VPAP Adapt SV within the United States. This product is for the treatment of respiratory insufficiency due to central sleep apnea, mixed apnea and periodic breathing and uses a technology known as adaptive servo-ventilation.

We continually seek to identify new applications of our technology for significant unmet medical needs. SDB is associated with a number of symptoms beyond excessive daytime sleepiness and irritability. Recent studies have established a clinical association between SDB and hypertension, stroke, congestive heart failure and diabetes. We support clinical trials in the United States, Germany, France, the United Kingdom, Italy, Switzerland and Australia to develop new clinical applications for our technology.

We consult with physicians at major sleep centers throughout the world to identify technological trends in the treatment of SDB. Some of these physicians served on our Medical Advisory Board during fiscal year 2006. During fiscal year 2007, we intend to reorganize our Medical Advisory Board into several regional advisory boards. New product ideas are also identified by our marketing staff, direct sales force, network of distributors, manufacturers’ representatives, customers and patients.

Typically, our internal development staff then develops these ideas, where appropriate, into new products.

In fiscal years 2006, 2005 and 2004 we invested $37.2 million, $30.0 million and $26.2 million, respectively, on research and development.

Sales and Marketing

We currently market our products in over 67 countries using a network of distributors, independent manufacturers’ representatives and our direct sales force. We attempt to tailor our marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies.

North America and Latin America.    Our products are typically purchased by a home healthcare dealer who then sells the products to the patient. The decision to purchase our products, as opposed to those of our competitors, is made or influenced by one or more of the following individuals or organizations: the prescribing physician and his or her staff; the home healthcare dealer; the insurer and the patient. In the United States, our sales and marketing activities are conducted through a field sales organization made up of regional territory representatives, program development specialists, regional sales directors and independent manufacturers’ representatives. Our U.S. field sales organization markets and sells products to home healthcare dealer branch locations throughout the United States. Our direct sales force receives a base salary, plus commissions, while our independent sales representatives receive higher commissions, but no base salary.

We also promote and market our products directly to sleep clinics. Patients who are diagnosed with OSA and prescribed CPAP treatment are typically referred by the diagnosing sleep clinic to a home healthcare dealer to fill the prescription. The home healthcare dealer, in consultation with the referring physician, will assist the patient in selecting the equipment, fit the patient with the appropriate mask and set the flow generator pressure to the prescribed level.

In the United States, our sales employees and manufacturers’ representatives are managed by the Chief Operating Officer Americas and Vice President of Marketing. Our Canadian and Latin American sales are conducted through independent distributors. Sales in North and Latin America accounted for 52%, 51% and 49% of our net revenues for fiscal years 2006, 2005 and 2004, respectively.

Europe.    We market our products in most major European countries. We have wholly-owned subsidiaries in Austria, Finland, France, Germany, Spain, Sweden, Norway, Netherlands, Switzerland and the United Kingdom that sell our products directly into those countries. We use independent distributors to sell our products in other areas of Europe. Distributors are selected in each country based on their knowledge of respiratory medicine and a commitment to SDB therapy. In each country in which we have a subsidiary, a local senior manager is responsible for direct national sales. In many countries in Europe, we sell our products to home healthcare dealers who then sell the products to the patients. In Germany, we also operate a home healthcare company, in which we provide products and services directly to patients, and receive reimbursement directly from third party payers.

Our European Chief Operating Officer is responsible for coordination of all European activities and, in conjunction with local management, the direct sales activity in Europe. Sales in Europe accounted for 39%, 41% and 43% of our total net revenues for fiscal years 2006, 2005 and 2004, respectively.

Asia Pacific.    Marketing in Asia Pacific and the rest of the world is the responsibility of our Senior Vice President Sales & Marketing Asia Pacific. We have wholly–owned subsidiaries in Australia,

Hong Kong, Japan, Malaysia, New Zealand and Singapore that sell our products directly into those countries. We use a combination of our direct sales force and independent distributors in Australia and New Zealand, and use independent distributors to sell our products elsewhere in Asia Pacific. Sales in Asia Pacific and the rest of the world accounted for 9%, 8% and 8% of our total net revenues for the fiscal years 2006, 2005 and 2004, respectively.

Other Marketing Efforts.    In addition to our and our distributors’ sales efforts, we work with the following cardiovascular disease associations to raise awareness of the co-morbidity of SDB in cardiovascular disease patients, including coronary artery disease, congestive heart failure, hypertension and stroke:

•	American College of Cardiology. We work with the American College of Cardiology and its more than 20,000 cardiologist members to increase education and awareness in the cardiology community regarding the morbidity associated with sleep apnea in their patients. We have co-sponsored educational symposia with Guidant Corporation, which merged with Boston Scientific Corporation during fiscal year 2006, at ACC in 2003 and ACC 2004 on sleep apnea and cardiovascular disease. We have exhibited at ACC national conferences since 2001. Sleep apnea was included in the formal ACC scientific sessions in 2004.

•	American Heart Association. We have worked with the American Heart Association, or AHA, and we have attended the annual Scientific Sessions of the AHA since 2001. Sleep apnea has been on the official program of the Scientific Sessions since 2002. We work with various regional and local AHA affiliates to increase awareness regarding sleep apnea and cardiovascular disease.

•	Heart Failure Society of America. We have attended the Heart Failure Society of America national conferences since 2002. We have co-sponsored CME-level educational symposia with Guidant Corporation at HFSA 2003 and HFSA 2004 on sleep apnea and heart failure. We continue to see a very high level of interest amongst heart failure physicians, due to the significant (approximately 50%) prevalence of sleep apnea in heart failure patients, and the outcome improvements in blood pressure and ejection fraction observed in peer-reviewed studies using CPAP treatment.

We also continue to work to raise awareness of SDB in diabetes. Current research is increasingly showing an independent association between OSA and type 2 diabetes. Accordingly, we initiated a study investigating the prevalence of OSA in the type 2 diabetic population. Due to the high prevalence of the co-incidence of SDB and type 2 diabetes, we are now actively supporting the American Association of Diabetes Educators and are in the process of setting up further initiatives to develop the SDB market in the diabetic population.

In addition to the above marketing efforts we have strategic alliances with the Guidant Corporation and the MedCath Corporation. The Guidant Corporation is a world leader in the treatment of cardiac disease. Guidant merged with Boston Scientific Corporation during fiscal year 2006. Since fiscal year 2003, we have had an agreement with Guidant under which the companies will work together in the areas of sleep-disordered breathing and cardiac rhythm disorders, disease states with a significant patient population overlap. Currently, the companies plan to collaborate on research and development projects, clinical studies, as well as physician and patient education. MedCath develops, owns and operates hospitals in partnership with cardiologists and cardiovascular surgeons. Our alliance allows MedCath to offer SDB screening, diagnosis and treatment in conjunction with services currently offered through the company’s cardiovascular diagnostic centers. We believe that our affiliations and continued work with these organizations raises the awareness of SDB as a significant health concern.

Manufacturing

Our principal manufacturing facility is located in Sydney, Australia and comprises a 215,000 square foot manufacturing facility. Our manufacturing operations consist primarily of assembly and testing of our flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, most are off-the-shelf items available from multiple vendors. We generally manufacture to our internal sales forecasts and fill orders as received. Over the last few years, the manufacturing processes have been transformed along lean manufacturing guidelines to flow lines staffed by dedicated teams. Each team is responsible for the manufacture and quality of their product group and decisions are based on performance and quality measures, including customer feedback.

Our quality management system is based upon the requirements of ISO 9001, ISO 13485, FDA Quality System Regulations for Medical Devices and the Medical Device Directive (93/42/EEC). Our Sydney, Australia and San Diego, California facilities are each accredited to ISO 9001 and ISO 13485. These two sites have third party audits conducted by the ISO certification bodies at regular intervals.

Our German manufacturing operation based in Munich operates in a facility of approximately 24,000 square feet. This facility is accredited to ISO 13485 and primarily assembles and tests flow generators for sale by our German subsidiary. Appropriate quality controls monitor and measure product assembly and performance.

As part of the acquisition of Saime SA on May 19, 2005, we acquired a 7,000 square foot manufacturing facility in Paris, France. This facility is accredited to ISO 13485 and is primarily responsible for the assembly of the Saime brand of mechanical ventilators and associated accessories.

We also manufacture high-quality electric motors for both our flow generator devices and external customers, primarily in the data storage sector, at our Servo Magnetics Inc., or SMI, facility at Canoga Park, California. The SMI facility is approximately 35,500 square feet. We have recently leased a larger site of 72,000 square feet at Chatsworth, California and expect to move to this new SMI facility in October 2006.

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

In the United States, our products are purchased primarily by home healthcare dealers, hospitals or sleep clinics, which then invoice third-party payers directly for reimbursement. Domestic third-party payers include Medicare, Medicaid and corporate health insurance plans. These payers may deny reimbursement if they determine that a device is not used in accordance with cost-effective treatment methods, or is experimental, unnecessary or inappropriate. The long-term trend towards managed healthcare, or legislative proposals to reform healthcare, could control or significantly influence the purchase of healthcare services and products and could result in lower prices for our products. In some foreign markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of our products, however, subject to constraints such as price controls or unit sales limitations. In Australia and in some other foreign markets, there is currently limited or no reimbursement for devices that treat OSA.

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

Service and Warranty

We generally offer one-year and two-year limited warranties on our flow generator products. Warranties on mask systems are for 90 days. In most markets, we rely on our distributors to repair our products with parts supplied by us. In the United States, home healthcare dealers generally arrange shipment of products to our San Diego facility for repair.

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

We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than us. In the United States, our principal market, Respironics Inc.; DeVilbiss, a division of Sunrise Medical Inc.; Nellcor Puritan Bennett, a subsidiary of Tyco Inc.; and Fisher & Paykel Healthcare Corporation Limited are the primary competitors for our products. Our principal European competitors are also Respironics, DeVilbiss, and Nellcor Puritan Bennett, as well as regional European manufacturers. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the healthcare industry. In addition, our products compete with surgical procedures and dental appliances designed to treat OSA and other SDB related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

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

Patents and Proprietary Rights and Related Litigation

Through our subsidiaries ResMed Limited, Medizintechnik fur Arzt und Patient GmbH, SMI and Saime SA, we own or have licensed rights to 220 issued United States patents (including 60 design patents) and 325 issued foreign patents. In addition, there are 262 pending United States patent applications (including 68 design patent applications), 494 pending foreign patent applications, 443 registered foreign designs and 122 pending foreign designs. Some of these patents, patent applications and designs relate to significant aspects and features of our products.

Of our patents, 13 United States patents and 13 foreign patents are due to expire in the next five years, with 1 foreign patent due to expire in 2008, 2 in 2010, and 10 in 2011; and 1 United States patent in 2007, 6 United States patents in 2008, 2 United States patents in 2010, and 4 United States patents in 2011. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

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

Government Regulations

Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA Quality System Regulation, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and regulations of relevant foreign agencies abroad. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing, distribution and record keeping for such products, in order to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non-compliance with applicable requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution.

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

Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. Approval for sale of our medical devices in Europe is through the CE mark process. Where appropriate, our products are CE marked to the European Union’s Medical Device Directive. Under the CE marketing scheme, our products are classified as either Class I or Class II. Our devices are listed in Australia with the Therapeutic Goods Administration, or TGA, and in Canada with Health Canada.

Employees

As of June 30, 2006, we had approximately 2,500 employees or full time consultants, of which approximately 900 persons were employed in warehousing and manufacturing, 300 in research and development, 1,300 in sales, marketing and administration. Of our employees and consultants approximately, 1,100 were located in Australia, 500 in the United States, 800 in Europe and 100 in Asia.

We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Medical Advisory Board

Our Medical Advisory Board, consists of physicians specializing in the field of sleep-disordered breathing and ventilation. During fiscal 2006 the Medical Advisory Board members met as a group with members of our senior management and members of our research and marketing departments to advise us on technology trends in SDB and other developments in sleep disorders medicine. Medical Advisory Board members are also available to consult on an as-needed basis with our senior management. In alphabetical order, Medical Advisory Board members during fiscal 2006 included:

Claudio Bassetti, M.D.

Michael Coppola, M.D.

Terence M. Davidson, M.D.

Anthony N. DeMaria, M.D.

Neil J. Douglas, M.D.

Nicholas Hill, M.D.

Barry J. Make, M.D.

Ralph Pascualy, M.D.

Barbara Phillips, M.D.

Bruce Robinson, M.D.

Jonathan R. L. Schwartz, M.D.

Helmut Teschler, M.D.

B. Tucker Woodson, M.D.

During fiscal year 2007, we intend to reorganize our Medical Advisory Board into several regional advisory boards. Not all members of the Medical Advisory Board in fiscal year 2006 will continue as members during fiscal year 2007.

ITEM 1A	RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.

Our inability to compete successfully in our markets may harm our business.    The markets for our sleep-disordered breathing products are highly competitive and are characterized by frequent product improvements and evolving technology. Our ability to compete successfully depends, in part, on our ability to develop, manufacture and market innovative new products. The development of innovative new products by our competitors or the discovery of alternative treatments or potential cures for the conditions that our products treat could make our products noncompetitive or obsolete. Current competitors, new entrants, academics, and others are trying to develop new devices, alternative treatments or cures, and pharmaceutical solutions to the conditions our products treat.

Additionally, some of our competitors have greater financial, research and development, manufacturing and marketing resources than we do. The past several years have seen a trend towards consolidation in the healthcare industry and in the markets for our products. Industry consolidation could result in greater competition if our competitors combine their resources or if our competitors are acquired by other companies with greater resources than ours. This competition could increase pressure on us to reduce the selling prices of our products or could cause us to increase our spending on research and development and sales and marketing. If we are unable to develop innovative new products, maintain competitive pricing, and offer products that consumers perceive to be as reliable as those of our competitors, our sales or gross margins could decrease which would harm our business.

Our business depends on our ability to market effectively to dealers of home healthcare products and sleep clinics.    We market our products primarily to home healthcare dealers and to sleep clinics that diagnose OSA and other sleep disorders. We believe that home healthcare dealers and sleep clinics play a significant role in determining which brand of product a patient will use. The success of our business depends on our ability to market effectively to home healthcare dealers and sleep clinics to ensure that our products are properly marketed and sold by these third parties.

We have limited resources to market to approximately the 3,000 U.S. sleep clinics and the more than 6,000 home healthcare dealer branch locations, most of which use, sell or recommend several brands of products. In addition, home healthcare dealers have experienced price pressures as government and third-party reimbursement has declined for home healthcare products, and home healthcare dealers are requiring price discounts and longer periods of time to pay for products purchased from us. We cannot assure you that sleep clinic physicians will continue to prescribe our products, or that home healthcare dealers or patients will not substitute competing products when a prescription specifying our products has been written.

We have expanded our marketing activities to target the population with a predisposition to sleep-disordered breathing as well as primary care physicians and various medical specialists. We cannot assure you that these marketing efforts will be successful in increasing awareness or sales of our products.

Any inability to market effectively our products outside the U.S. could impact our profitability.    Approximately half our revenues are generated outside the U.S., in over 67 different countries. Many of these countries have unique regulatory, medical and business environments, which may adversely impact our ability to market our products. If we are unable to market effectively our products outside the U.S., our overall financial performance could decline.

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

If we fail to integrate our recent acquisitions with our operations, our business could suffer.    During the year ended June 30, 2006, we acquired PolarMed and Pulmomed and during the fiscal year ended June 30, 2005, we acquired Saime, Hoefner and Resprecare. We are currently in the process of integrating our operations with these recent acquisitions. The integration will require significant efforts from each company. We may find it difficult to integrate the operations as personnel may leave and licensees, distributors or suppliers may terminate their arrangements or demand amended terms to these arrangements. Additionally, our management may have their attention diverted while trying to integrate these companies. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of these acquisitions.

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

We are subject to various risks relating to international activities that could affect our overall profitability.    We manufacture substantially all of our products outside the U.S. and sell a significant portion of our products in non-U.S. markets. Sales outside North and Latin America accounted for approximately 48% and 49% of our net revenues in the years ended June 30, 2006 and 2005, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our U.S. operations, including:

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

Government and private insurance plans may not adequately reimburse patients for our products, which could result in reductions in sales or selling prices for our products.    Our ability to sell our products depends in large part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. These third party payers are increasingly challenging the prices charged for medical products and services. Therefore, even if a product is approved for marketing, we cannot assure you that reimbursement will be allowed for the product, that the reimbursement amount will be adequate or, that the reimbursement amount, even if initially adequate, will not subsequently be reduced. For example, in some markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of our products but is subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia and the United Kingdom, there is currently limited or no reimbursement for devices that treat sleep-disordered breathing conditions. Additionally, future legislation or regulation concerning the healthcare industry or third party or governmental coverage and reimbursement, particularly legislation or regulation limiting consumers’ reimbursement rights, may harm our business.

As we continue to develop new products, those products will generally not qualify for reimbursement, if at all, until they are approved for marketing. In the United States, we sell our products primarily to home healthcare dealers and to sleep clinics. We do not file claims and bill governmental programs and other third party payers directly for reimbursement for our products. However, we are still subject to laws and regulations relating to governmental reimbursement programs, particularly Medicaid and Medicare.

In addition to reimbursement for our products, our customers depend in part on reimbursement by government and private health insurers for other products. Any proposed reductions in reimbursement, if they occur, may have a material impact on our customers. Any material impact on our customers may indirectly affect our sales to those customers, or the collectibility of receivables we have from those customers.

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

Complying with Food and Drug Administration, or FDA, and other regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.    We are subject to various federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, our products could be subject to recall if the FDA or we determine, for any reason, that our products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results.

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

Litigation may be necessary to enforce patents issued to us, to protect our proprietary rights, or to defend third party claims that we have infringed upon proprietary rights of others. For example, we are currently appealing the decision of a court in Germany that entered judgment in favor of certain plaintiffs that had claimed they should be listed as co-inventors on two of our German patent applications. The defense and prosecution of patent claims, including these pending claims, as well as participation in other inter-party proceedings, can be expensive and time consuming, even in those instances in which the outcome is favorable to us. If the outcome of any litigation or proceeding brought against us were adverse, we could be subject to significant liabilities to third parties, could be required to obtain licenses from third parties, could be forced to design around the patents at issue or could be required to cease sales of the affected products. A license may not be available at all or on commercially viable terms, and we may not be able to redesign our products to avoid infringement. Additionally, the laws regarding the enforceability of patents vary from country to country, and we cannot assure you that any patent issues we face will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.

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

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline.    Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace. The facilities may be affected by natural or man-made disasters and in the event they were affected by a disaster, we would be forced to rely on third party manufacturers. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Our principal executive offices and U.S. distribution facilities, consisting of approximately 144,000 square feet, are located in Poway (North San Diego County), California in a building we own. We lease facilities consisting of approximately 120,000 square feet for our research and development operations at North Ryde, in Sydney, Australia. We own our principal manufacturing facility consisting of a 215,000 square foot complex at Norwest, also in Sydney, Australia and lease in Canoga Park, California a 35,500 square foot facility for manufacture of electronic motors. On July 7, 2005, we purchased a 9.78 acre parcel of land at Kearney Mesa, San Diego for $21.0 million to develop our new corporate headquarters.

Sales and warehousing facilities are either leased or owned in Abingdon, England; Munich, Germany; Bremen, Germany; Hochstadt, Germany; Lyon, France; Paris, France; Basel, Switzerland; Trollhaettan, Sweden; Villach and Vienna, Austria; Helsinki, Finland; Den Haag, Netherlands; Oslo, Norway and Singapore.

ITEM 3	LEGAL PROCEEDINGS

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not have a material adverse effect on our consolidated financial statements taken as a whole.

During September and October 2004, we began receiving tax assessment notices for the audit of one of our German subsidiaries by the German tax authorities for the years 1996 through 1998. Certain of these adjustments are being contested and appealed to the German tax authority office. We believe no additional provision is necessary for any tax adjustment that may result from the tax audit. However, the outcome of the audit cannot be predicted with certainty. Should any tax audit issues be resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period of resolution.

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

In March 2006, an Australian university made a demand that we pay extra royalties pursuant to a current patent license agreement. We rejected the demand and the University has agreed to discuss our position. We do not consider the claim to have merit. We do not expect that the outcome of this demand to have an adverse material effect on our consolidated financial statements.

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

	2006		2005
	High	Low	High	Low

Quarter One, ended September 30	$40.03	$32.21	$25.75	$21.95
Quarter Two, ended December 31	42.72	37.01	25.55	21.73
Quarter Three, ended March 31	44.31	36.86	30.25	24.91
Quarter Four, ended June 30	48.50	41.76	33.14	28.15

As of August 23, 2006, there were 48 holders of record of our common stock. We have not paid any cash dividends on our common stock since the initial public offering of our common stock and we do not currently intend to pay cash dividends in the foreseeable future. We anticipate that all of our earnings and other cash resources, if any, will be retained for the operation and expansion of our business and for general corporate purposes.

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

Sale of Unregistered Securities

During fiscal year 2006, and pursuant to the Indenture dated June 20, 2001 between us and American Stock Transfer & Trust Company, as trustee, holders of all of our 4% Convertible Subordinated Notes (“the Notes”) due 2006 converted the Notes into an aggregate of approximately 3,737,593 shares of our common stock, par value $0.004, based on a conversion price of $30.30 per share. The shares of common stock were issued solely to existing security holders upon conversion of the Notes pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Exchange Act 1993, as amended. We did not pay or give, directly or indirectly, any commission or other remuneration for soliciting such conversion.

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities

The following table summarizes purchases by us of our common stock during the year ended June 30, 2006:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs(1)
Opening Balance at July 1, 2005	2,254,918	$18.36	2,254,918	5,745,082
July 2005	Nil
August 2005	Nil
September 2005	Nil
October 2005	Nil
November 2005	Nil
December 2005	Nil
January 2006	Nil
February 2006	Nil
March 2006	Nil
April 2006	Nil
May 2006	Nil
June 2006	Nil
Total to June 30, 2006	2,254,918	$18.36	2,254,918	5,745,082

(1) On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of our outstanding common stock. There is no expiration date for the repurchase of these shares. For the years ended June 30, 2006 and 2005, we repurchased NIL and 482,000 shares at a cost of $NIL and $11.0 million, respectively. At June 30, 2006, we have repurchased a total of 2,254,918 shares at a cost of $41.4 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2006. The data set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related Notes included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2006, 2005 and 2004 and the balance sheet data as of June 30, 2006 and 2005 are derived from our audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2003 and 2002 and the balance sheet data as of June 30, 2004, 2003 and 2002 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

Consolidated Statement of Income Data:	Years Ended June 30
(In thousands, except per share data)	2006	2005	2004	2003	2002
Net revenues	$606,996	$425,505	$339,338	$273,570	$204,076
Cost of sales	230,101	150,645	122,602	100,483	70,827
Gross profit	376,895	274,860	216,736	173,087	133,249
Selling, general and administrative expenses	200,168	135,703	104,706	85,313	64,481
Research and development expenses	37,216	30,014	26,169	20,534	14,910
Donations to Research Foundations	760	500	500	-	2,349
In-process research and development charge	-	5,268	-	-	350
Amortization of acquired intangible assets	6,327	870	-	-	-
Restructuring expenses	1,124	5,152	-	-	-
Total operating expenses	245,595	177,507	131,375	105,847	82,090
Income from operations	131,300	97,353	85,361	67,240	51,159
Other income (expenses):
Interest income (expense), net	1,320	(808)	(1,683)	(2,549)	(3,224)
Other, net	774	81	990	1,907	108
Gain on extinguishment of debt	-	-	-	529	6,549
Total other income (expenses)	2,094	(727)	(693)	(113)	3,433
Income before income taxes	133,394	96,626	84,668	67,127	54,592
Income taxes	(45,183)	(31,841)	(27,384)	(21,398)	(17,086)
Net income	$88,211	$64,785	$57,284	$45,729	$37,506
Basic earnings per share	$1.22	$0.94	$0.85	$0.69	$0.58
Diluted earnings per share	$1.16	$0.91	$0.82	$0.66	$0.55
Weighted average:
Basic shares outstanding	72,307	68,643	67,389	66,108	64,348
Diluted shares outstanding	77,162	74,942	70,251	68,878	68,161

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

Consolidated Balance Sheet Data:	As of June 30
(In thousands)	2006	2005	2004	2003	2002
Working capital	$381,284	$141,659	$222,230	$191,322	$142,809
Total assets	1,007,221	774,146	549,151	459,595	376,191
Long-term debt, less current maturities	116,212	58,934	113,250	113,250	123,250
Total stockholders’ equity	738,148	474,065	361,499	286,433	192,930

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with selected financial data and consolidated financial statements and notes, included herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors, including those risks discussed in “Risk Factors” and elsewhere in this report.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing and other respiratory disorders. Sleep-disordered breathing, or SDB, includes obstructive sleep apnea, or OSA, and other respiratory disorders that occur during sleep. When we were formed in 1989, our primary purpose was to commercialize a treatment for OSA developed by Professor Colin Sullivan. This treatment, nasal Continuous Positive Airway Pressure, or CPAP, was the first successful noninvasive treatment for OSA. CPAP systems deliver pressurized air, typically through a nasal mask, to prevent collapse of the upper airway during sleep.

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

We currently employ approximately 2,500 people and market our products in over 67 countries using a network of distributors, independent manufacturers’ representatives and our direct sales force. We market our products primarily to home health care dealers and sleep clinics. We attempt to tailor our marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies.

Our principal manufacturing facility is located in Sydney, Australia, and we have additional manufacturing facilities in Munich, Germany, Combs La Ville, France and Canoga Park, California. Our manufacturing operations consist primarily of assembly and testing of our flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, most are off-the-shelf items available from multiple vendors. We generally manufacture to our internal sales forecasts and fill orders as received.

Business Acquisitions

Fiscal year ended June 30, 2006

PolarMed Holding AS (“PolarMed”).    On December 1, 2005, we acquired 100% of the outstanding stock of PolarMed, the holding company for PolarMed AS and its affiliates, for net cash consideration of $6.5 million. This consisted of $6.8 million in consideration less $0.3 million of cash acquired. Additionally, as part of the acquisition we assumed debt of $1.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. The acquisition and the immediate repayment of the majority of the assumed debt were funded with cash on hand.

PolarMed is predominantly a Norwegian based company, with affiliated operations based in Sweden and Denmark, which distributes medical equipment and associated services for the treatment of sleep and respiratory patients. PolarMed was our Norwegian distributor before the acquisition, and the acquisition is consistent with our strategy for ongoing expansion of our international operations.

The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from December 1, 2005. An amount of $4.4 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $2.4 million, has been recorded as goodwill, which will not be tax deductible under Norwegian tax law. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. We have not yet completed the purchase price allocation, as the appraisals associated with the valuation of certain tangible assets are not yet complete. We do not believe that the appraisals will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation in the quarter ending September 30, 2006.

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

Of the potential additional future payments included within the purchase agreement, $0.3 million was accrued at June 30, 2006 as a result of the successful achievement of a performance milestone. The impact of this accrual was to increase the total acquisition consideration to $2.8 million from $2.5 million and to increase the amount recorded as goodwill by $0.3 million to $2.1 million.

Fiscal year ended June 30, 2005

Saime SAS (“Saime”).    We acquired 100% of the outstanding stock of Financiere ACE SAS, the holding company for Saime and its affiliates, on May 19, 2005, for net cash consideration of $40.6 million. This consisted of $51.1 million in consideration, including acquisition costs, less $10.5 million of cash acquired. At June 30, 2005, we had not yet completed the purchase price allocation as the appraisals associated with the valuation of certain tangible assets were not yet complete. The fair values have now been finalized based on the receipt and evaluation of independent appraisals. The impact of the completion of the purchase price allocation was to increase the fair value of the acquired fixed assets by approximately $0.7 million to $2.9 million, increase the fair value of acquired liabilities, including deferred tax liabilities, by approximately $0.4 million to $91.7 million, increase the fair value of acquired deferred tax assets by approximately $1.2 million to $2.0 million and to decrease the amount recorded as goodwill by $1.5 million to $64.8 million. The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from May 19, 2005.

Hoefner Medizintechnick GmbH (“Hoefner”).    We acquired 100% of the outstanding stock of Hoefner on February 14, 2005, for net cash consideration of $8.2 million. This consisted of the $10.7 million in total consideration, including acquisition costs, less $2.5 million of cash acquired. Under the purchase agreement, additional future payments of up to $0.9 million are possible based on the achievement of certain performance milestones following the acquisition through December 31, 2006. Of these potential additional payments, $0.6 million was paid during the year ended June 30, 2006 as a result of the successful achievement of a performance milestone. The impact of this payment was to increase the total acquisition consideration to $11.3 million from $10.7 million and to increase the amount recorded as goodwill by $0.6 million to $8.8 million. The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from February 14, 2005.

Resprecare BV (“Resprecare”).    On December 1, 2004, we acquired substantially all the assets of Resprecare BV, our Dutch distributor, for initial consideration of $5.9 million in cash, including acquisition costs. The acquisition of the exclusive Dutch distributor is consistent with our strategy for ongoing expansion of our international operations. Under the purchase agreement, we potentially were also required to make up to $1.4 million of additional future payments based on the achievement of certain milestones. Of these potential additional payments, $0.6 million was paid in January 2005 as a result of the successful achievement of a performance milestone and a further $0.7 million was accrued at June 30, 2005 as a result of the integration of the Dutch subsidiary of our subsidiary MAP with the newly-acquired Resprecare business. The final payment of $0.7 million was made in January 2006.

The acquisition was accounted for using purchase accounting and accordingly, the results of operations of Resprecare were included within our consolidated financial statements from December 1, 2004. An amount of $4.4 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $2.8 million, was recorded as goodwill, which is tax deductible. An independent third party has completed a valuation of identifiable intangible assets associated with the Resprecare acquisition. As a result of this valuation, $1.7 million was recorded as a customer relationship intangible asset and is being amortized over its estimated useful life of seven years.

Fiscal year ended June 30, 2004

Respro Medical Company Limited (“Respro”).    On July 2, 2003 we acquired the assets of Respro, our Hong Kong distributor, for total consideration of $184,000 in cash. The acquisition has been accounted for using purchase accounting and accordingly, the results of operations of Respro have been included within our consolidated financial statements from July 2, 2003. An amount of $89,000, representing the excess of the purchase price over the fair value of net identifiable assets acquired of $95,000, has been recorded as goodwill.

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

As of the date of acquisition, these projects had estimated costs to complete totaling approximately $5.3 million. The projects were in various stages of development but are expected to reach completion at various dates ranging from one to three years.

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

Stock-Based Compensation Costs

We have granted stock options to personnel, including officers and directors, under both our 1995 Option Plan and our 1997 Equity Participation Plan, which we refer to collectively as the Plans. These options have expiration dates of ten years from the date of grant and vest over three or four years. We granted these options with an exercise price equal to the market value as determined at the date of grant. We have also offered to our personnel, including officers and directors, the right to purchase shares of our common stock at a discount under our employee stock purchase plan, or ESPP.

Prior to July 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our equity plans. For periods prior to July 1, 2005, we complied with the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the ESPP). Results for periods before July 1, 2005 have not been restated to reflect, and do not include the impact of, SFAS No. 123(R), “Share Based Payment”, or SFAS 123(R). While our financial statements through June 30, 2005 account for stock option grants pursuant to APB No. 25, in accordance with SFAS No. 123, we disclose in the notes to our financial statements the pro forma impact on our net income had we accounted for stock option grants using the fair value based method of accounting.

As of July 1, 2005, we adopted SFAS No. 123(R), using the modified prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and amortization of the fair value over the vesting period of the award. Under the prospective method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”. Such value is recognized as expense over the service period, net of estimated forfeitures, using the graded attribution method for stock-based awards granted prior to July 1, 2005 and the straight-line method for stock-based awards granted after July 1, 2005.

The application of SFAS 123(R) had the following effect on reported amounts relative to amounts that would have been reported under previous accounting (in thousands, except per share data):

	2006
	Under Previous Accounting	SFAS 123(R) Adjustments	As Reported
Cost of sales	$229,210	$891	$230,101
Operating expenses:
Selling, general and administration	187,796	12,372	200,168
Research and development	35,174	2,042	37,216
Income from operations	146,605	(15,305)	131,300
Income before income taxes	148,699	(15,305)	133,394
Net income	100,183	(11,972)	88,211
Inventories, net	115,787	407	116,194
Earnings per share:
Basic	$1.39	$(0.17)	$1.22
Diluted	$1.30	$(0.14)	$1.16
Cashflow from operating activities	$108,781	$(9,753)	$99,028
Cashflow from financing activities	$88,014	$9,753	$97,767

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years ended June 30
	2006	2005	2004
Stock Options:
Weighted average fair value	12.75	8.49	7.44
Weighted average risk-free interest rate	3.9-4.5%	4.0%	2.9%
Dividend yield	-	-
Expected option life in years	3.9-5.2	3.5-4.6	3.3-4.2
Volatility	28-30%	31%	43%
ESPP Purchase rights:
Weighted average risk-free interest rate	3.2-4.9%	2.3%	-
Dividend yield	-	-	-
Expected option life	6 months	6 months	-
Volatility	29-41%	31-38%	-

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

The guidance in SFAS No. 123(R) is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, or if we decide to use a different valuation model, the compensation expense that we record in the future under SFAS No. 123(R) may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

Tax Expense

Our income tax rate is governed by the laws of the regions in which our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal year 2006, 2005 and 2004. During fiscal years 2006, 2005 and 2004, our effective tax rate has fluctuated between approximately 32.3% and approximately 33.9%. These fluctuations have resulted from, and future effective tax rates will depend upon, numerous factors, including the amount of research and development expenditures for which a 125% Australian tax deduction is available, the level of non-deductible expenses, and other tax credits or benefits available to us under applicable tax laws.

During the fourth quarter of fiscal year 2006, we made the decision to repatriate earnings from certain foreign subsidiaries to take advantage of a temporary incentive under the American Jobs Creation Act of 2004. This temporary incentive provides an 85% exclusion from U.S. taxable income for qualifying dividends received from controlled foreign corporations. The repatriation of $75 million resulted in a one-time additional income tax expense of $3.5 million for the year ended June 30, 2006. The repatriation of these funds to the United States provides us with increased flexibility in the utilization of cash to further its strategic objectives.

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

Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005

Net Revenues.    Net revenue increased for the year ended June 30, 2006 to $607.0 million from $425.5 million for the year ended June 30, 2005, an increase of $181.5 million or 43%. The increase in net revenue was attributable to an increase in unit sales of our flow generators, masks and accessories and incremental sales contributed from acquisitions. Sales were negatively impacted by the appreciation of international currencies against the U.S. dollar (decreasing sales by approximately $11.3 million).

Excluding the impact of acquisitions and unfavourable foreign currency movements sales for the year ended June 30, 2006 increased by 32% compared to the year ended June 30, 2005. Net revenue in North and Latin America increased for the year ended June 30, 2006 to $321.0 million from $218.1 million for the year ended June 30, 2005, an increase of $102.9 million or 47%. This growth has been generated by increased public and physician awareness of sleep-disordered breathing together with our continued investment in our sales force and marketing initiatives. Recent product releases, in particular our Mirage Swift mask and S8 flow generator platform, have also contributed strongly to our sales growth.

Net revenue in markets outside the Americas increased for the year ended June 30, 2006 to $286.0 million from $207.4 million for the years ended June 30, 2006 and 2005 respectively, an increase of 38%. International sales growth for the year ended June 30, 2006 reflects organic growth in the overall sleep-disordered breathing market and the recent acquisitions of Resprecare, Hoefner, Saime, PolarMed and Pulmomed. These acquisitions contributed incremental revenue of $52.7 million for the year ended June 30, 2006. Excluding the impact of acquisitions and unfavourable foreign currency movements, international sales for the year ended June 30, 2006 grew by 17% compared to the year ended June 30, 2005.

Sales of flow generators for the year ended June 30, 2006 totaled $316.6 million, an increase of 51% compared to the year ended June 30, 2005, including increases of 47% in North and Latin America and 53% elsewhere. Sales of mask systems, motors and other accessories totaled $290.4 million, an increase of 35%, including increases of 47% in North and Latin America and 16% elsewhere, for the year ended June 30, 2006, compared to the year ended June 30, 2005. These increases primarily reflect growth in the overall sleep-disordered breathing market, acquisitions during the year, and new product releases, particularly the Mirage Swift and our new flow generator platform, the S8.

Gross Profit.    Gross profit increased for the year ended June 30, 2006 to $376.9 million from $274.9 million for the year ended June 30, 2005, an increase of $102.0 million or 37%. Gross profit as a percentage of net revenue decreased for the year ended June 30, 2006 to 62% from 65% for the year ended June 30, 2005. The reduction in gross margin reflects the change in product and geographical mix of sales with a higher proportion of sales in flow generators, which generate lower margins relative to our mask sales, and higher North and Latin American sales, which also typically generate lower margins relative to our international sales, as well as the additional stock-based compensation costs. Stock-based compensation expenses of $0.9 million have been included within cost of sales for the year ended June 30, 2006 as compared to no stock-based compensation expense for the year ended June 30, 2005.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2006 to $200.2 million from $135.7 million for the year ended June 30, 2005, an increase of $64.5 million or 48%. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2006 was 33%, marginally higher than 32% in the year ended June 30, 2005. Stock-based compensation expenses of $12.4 million have been included within selling, general and administrative expenses for the year ended June 30, 2006. Excluding the impact of stock-based compensation expenses, as a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2006 were 31%, which is marginally lower than 32% in the year ended June 30, 2005.

The increase in selling, general and administrative expenses was primarily due to stock-based compensation costs, an increase in the number of sales and administrative personnel to support our growth, the acquisitions of Resprecare, Hoefner, Saime, PolarMed and Pulmomed, continued infrastructure investment, particularly in our European businesses, and other expenses related to the increase in our sales. As a percentage of net revenue, we expect our future selling, general and administrative expense to continue in the historical range of 31% to 34%.

Research and Development Expenses.    Research and development expenses increased for the year ended June 30, 2006 to $37.2 million from $30.0 million for the year ended June 30, 2005, an increase of $7.2 million or 24%. As a percentage of net revenue, research and development expenses were 6% for the year ended June 30, 2006 compared to 7% for the year ended June 30, 2005. Stock-based compensation costs of $2.0 million have been included within research and development expenses for the year ended June 30, 2006. As a percentage of net revenue, we expect our future research and development expense to continue in the range of 5% to 7%.

Donations to Foundations.    In the years ended June 30, 2006 and 2005, we donated $0.8 million and $0.5 million, respectively, to the ResMed Foundation in the United States, and the ResMed Foundation in Australia. The Foundations’ overall mission includes the education of both the public and physicians about the inherent dangers of untreated SDB/OSA, particularly as it relates to cerebrovascular and cardiovascular disease.

In-process Research and Development Charge.    No in-process research and development charge was incurred for the year ended June 30, 2006. For the year ended June 30, 2005, purchased in-process research and development of $5.3 million was expensed upon the acquisition of Saime as technological feasibility of the products under development had not been established and no further alternative uses existed. The nature of this charge is explained in further detail in note 20 to the consolidated financial statements.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2006 totaled $6.3 million compared to $0.9 million for the year ended June 30, 2005. The amortized amounts in 2006 related to acquired intangible assets associated with the acquisitions of Pulmomed, PolarMed, Saime, Hoefner and Resprecare.

Restructuring Expenses.    Restructuring expenses incurred for the year ended June 30, 2006 were $1.1 million compared to $5.2 million for the year ended June 30, 2005. Restructuring expenses for 2006 consisted of restructure charges associated with our integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have completed the relocation of our ResMed Germany operation, previously located in Moenchengladbach, to Munich and associated integration of the back office functions including customer service, logistics and administration. We plan to continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly in an effort to maximize efficiencies and cost savings.

Other Income (Expense), Net.    Other income, net for the year ended June 30, 2006 was $2.1 million, an increase of $2.8 million from other expense, net of $0.7 million for the year ended June 30, 2005. This was predominantly due to higher interest income on additional cash balances and the lower interest expense due to the reduction in our convertible debt, which was converted into equity during the quarter ended March 31, 2006. Other factors included higher foreign currency gains on foreign currency transactions and hedging offset by an impairment loss of $1.2 million on one of our cost method investments.

Income Taxes.    Our effective income tax rate increased to approximately 33.9% for the year ended June 30, 2006 from approximately 33.0% for the year ended June 30, 2005. This was primarily due to the one-time additional income tax expense of $3.5 million associated with the repatriation of $75 million in dividends received from certain controlled foreign corporations. These dividend payments were made to take advantage of a temporary tax incentive under the American Jobs Creation Act of 2004, which provides an 85% exclusion from U.S. taxable income for qualifying dividends. The repatriation of these funds to the United States provides us with increased flexibility in the utilization of cash to further our strategic objectives.

Excluding the impact of the one-time additional income tax expense of $3.5 million relating to the dividend repatriation, the effective tax rate for the year ended June 30, 2006 was 31.2%. This compares to an adjusted effective tax rate of approximately 31.2% for the year ended June 30, 2005 when excluding the impact of the non-deductible in-process research and development charge of $5.3 million incurred in the prior year. We continue to benefit from the Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate a majority of our taxable income in Australia.

Net Income.    As a result of the factors above, our net income for the year ended June 30, 2006 was $88.2 million or $1.16 per diluted share compared to net income of $64.8 million or $0.91 per diluted share for the year ended June 30, 2005. The net after tax impact of stock-based compensation costs, restructuring expenses, in-process research and development charge, amortization of acquired intangible assets and the repatriation of funds described above resulted in a reduction of diluted earnings per share of $0.26 and $0.12 on an after-tax basis, respectively, for the years ended June 30, 2006 and 2005.

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

Donations to Foundations.    In the years ended June 30, 2005 and 2004 we donated $0.5 million and $0.5 million, respectively, to the ResMed Foundation in the U.S., and the Resmed Foundation in Australia. The Foundations’ overall mission includes the education of both the public and physicians about the inherent dangers of untreated SDB/OSA, particularly as it relates to cerebrovascular and cardiovascular disease.

In-process Research and Development Charge.    Purchased in-process research and development of $5.3 million was expensed upon acquisition of Saime as technological feasibility of the products under development had not been established and no further alternative uses existed. The nature of this charge is explained more fully in note 20 to the consolidated financial statements.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2005 totaled $0.9 million compared to $nil for the year ended June 30, 2004, and related to acquired intangible assets totaling $46.0 million associated with the acquisitions of Saime, Hoefner and Resprecare.

Restructuring Expenses.    Restructuring expenses incurred for the year ended June 30, 2005 were $5.2 million and consisted of restructure charges associated with our integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have completed the relocation of our ResMed Germany operation, previously located in Moenchengladbach, to Munich and associated integration of the back office functions including customer service, logistics and administration. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

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

Net Income.    As a result of the factors above, our net income for the year ended June 30, 2005 was $64.8 million or $0.91 per diluted share compared to net income of $57.3 million or $0.82 per diluted share for the year ended June 30, 2004. The restructuring expenses, in-process research and development charge and amortization of acquired intangible assets described above resulted in a reduction of earnings per diluted share of $0.12 and $0.00 on an after-tax basis, respectively, for the years ended June 30, 2005 and 2004.

Liquidity and Capital Resources

As of June 30, 2006 and June 30, 2005, we had cash and cash equivalents of $219.5 million and $142.2 million, respectively. Working capital was $381.3 million and $141.7 million at June 30, 2006 and June 30, 2005, respectively. The increase in working capital predominantly reflects the conversion of our convertible subordinated notes into equity in March 2006 as well as the growth and profitability of the business during the year.

Inventories at June 30, 2006 increased by $27.1 million or 30% to $116.2 million compared to June 30, 2005 inventories of $89.1 million. The increase in inventories was lower than the increase of 43% in revenues in the year ended June 30, 2006 compared to the year ended June 30, 2005, which we believe reflects strong sales growth and improved working capital management.

Accounts receivable at June 30, 2006 were $138.1 million, an increase of $34.2 million or 33% over the June 30, 2005 accounts receivable balance of $104.0 million. Excluding the incremental increase from acquisitions, our accounts receivables have increased by $31.3 million or 30%. The increase was lower than the 43% incremental increase in revenues for the year ended June 30, 2006 compared to the year ended June 30, 2005 and predominantly reflects the impact of our acquisitions, as sales increased by 30% on an ex-acquisition basis. Accounts receivable days sales outstanding of 70 days at June 30, 2006 decreased by 1 day compared to 71 days at June 30, 2005. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2006 and 2005 was 3.3% and 3.0%, respectively. The credit quality of our customers remains consistent with our past experience.

During the year ended June 30, 2006, we generated cash of $99.0 million from operations. This was higher than the cash generated from operations for the year ended June 30, 2005 of $71.1 million and was primarily the result of the increase in net income and improved working capital management. In addition, cash generated from operations for the year end June 30, 2006 was reduced by $9.8 million due to the initial adoption of SFAS 123(R) as tax benefits associated with employee stock options exercised during the year are required to be included within cash flows from financing activities. Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows.

Capital expenditures for the years ended June 30, 2006 and 2005 aggregated $102.7 million and $39.7 million respectively. The capital expenditures in the year ended June 30, 2006 primarily reflected the construction of our new manufacturing, research and development building, purchase of land in San Diego, office facilities, computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $245.4 million at June 30, 2006 compared to $174.2 million at June 30, 2005.

We are currently building our new research and development and office facilities at our existing site in Sydney, Australia and expect to have this completed in September 2006. We estimate that the additional building and fit-out costs for the new research and development and office facilities will be approximately $12.9 million. We expect to fund the project through a combination of cash on hand and cash generated from operations.

On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearney Mesa, San Diego will allow us to develop a new corporate headquarters. We are currently evaluating building options in relation to our new corporate headquarters.

Details of contractual obligations at June 30, 2006 are as follows:

		Payments Due by Period
In $000’s	Total	2007	2008	2009	2010	2011	Thereafter
Long-Term Debt	$120,441	$4,796	$38,782	$13,110	$35,173	$28,580	$-
Operating Leases	22,511	7,586	5,431	3,799	3,066	1,972	657
Capital Leases	641	73	73	73	73	73	276
Unconditional Purchase Obligations	12,926	12,926	-	-	-	-	-
Total Contractual Cash Obligations	$156,519	$25,381	$44,286	$16,982	$38,312	$30,625	$933

Details of other commercial commitments at June 30, 2006 are as follows:

In $000’s	Total Amounts Committed	Amount of Commitment Expiration Per Period
		2007	2008	2009	2010	2011	Thereafter
Standby Letters of Credit	$34	$34	$-	$-	$-	$-	$-
Guarantees*	2,457	263	-	-	-	-	2,194
Total Commercial Commitments	$2,491	$297	$-	$-	$-	$-	$2,194

*The above guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

During fiscal year 2006, and pursuant to the Indenture dated June 20, 2001 between us and American Stock Transfer & Trust Company, as trustee, holders of all of the 4% Convertible Subordinated Notes (“the Notes”) due 2006 converted the Notes into an aggregate of 3,737,593 shares of our common stock, par value $0.004. The Notes were converted into 33 shares of our common stock for each $1,000 principal amount of the Notes, at a conversion price of $30.30 per share. The dilutive impact of these conversions has been reflected in the reported earnings per share. With the conversion of the Notes we expect to realize interest expense savings in the future of approximately $2.2 million per annum.

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $75 million. The Loan Agreement also contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and that certain of our subsidiaries maintain a minimum EBITDA and liquidity. We believe we are currently in compliance with all of these covenants. Draws under the revolving loans must be made before March 1, 2011, at which time all unpaid principal and interest under both loans must be repaid. The outstanding principal amount due under the loans will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At June 30, 2006 there were no amounts outstanding under the Loan Agreement.

On June 8, 2006, our wholly-owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches.

Tranche A is a EUR 50 million term loan facility that refinances all amounts outstanding under a previous syndicated facility agreement dated May 16, 2005 between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly-owned French subsidiary ResMed SA under its agreement to acquire Saime. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries, which we refer to as the ResMed Group, for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 44.5 million on June 30, 2007, EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At June 30, 2006, the Tranche A facility loan had an amount outstanding of $61.7 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD, or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At June 30, 2006, there were no amounts outstanding under the Tranche B facility loan agreement.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At June 30, 2006, the Tranche C facility loan had an amount outstanding of $58.6 million.

The Loan is secured by a pledge of one hundred percent of the shares of ResMed Inc.’s subsidiary, Saime SAS, pursuant to a Pledge Agreement. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Limited maintain certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the Loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement. Events of default include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Limited and its subsidiaries, and if ResMed Inc. ceases to control ResMed Limited, ResMed Corp., ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited, Take Air Medical Handels-GmbH or Saime SAS.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars for one year, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling for one year.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations, our $75 million undrawn revolving line of credit with Union Bank of California and our $26.7 million undrawn facilities with HSBC.

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

Critical Accounting Principles and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, goodwill, impaired assets, intangible assets, income taxes, deferred tax valuation allowances, contingencies and stock-based compensation costs.

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

(7)    Stock-Based Compensation.    In accordance with SFAS 123(R), we measure the compensation of all stock-based awards at fair value on date of grant. Such value is recognized as compensation expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including the type of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

Recently Issued Accounting Pronouncements

In November 2005, the FASB issued FSP FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R), or the alternative transition method as described in the FSP. We have made a one-time election to adopt the transition method described in this FSP which did not have a material impact on our financial statements.

In November 2005, the FASB issued FSP FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and FASB Statements No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. We adopted this FSP during the fiscal year ended June 30, 2006 and it did not have a material impact on our financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

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

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2006 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar (AUD)	US Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Singapore Dollar (SGD)	New Zealand Dollar (NZD)	Swedish Krona (SEK)	Swiss Franc (CHF)	Norwegian Krone (NOK)
AUD
Functional Currency Entities:
Assets	$-	$92,703	$93,586	$9,640	$830	$1,002	$537	$1,523	$1,092
Liability	-	(56,224)	(88,994)	(5,198)	(64)	(315)	-	(29)	-
Net Total	-	36,479	4,592	4,442	766	687	537	1,494	1,092
USD
Functional Currency Entities:
Assets	41,007	-	-	-	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-
Net Total	41,007	-	-	-	-	-	-	-	-
EURO
Functional Currency Entities:
Assets	-	4,104	-	-	-	-	-	-	-
Liability	-	(155)	-	(1,010)	-	-	-	-	-
Net Total	-	3,949	-	(1,010)	-	-	-	-	-
GBP
Functional Currency Entities:
Assets	-	193	1,730	-	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-
Net Total	-	193	1,730	-	-	-	-	-	-
CHF
Functional Currency Entities:
Assets	-	9	1	2	-	-	-	-	-
Liability	-	(133)	(635)	(218)	-	-	-	-	(15)
Net Total	-	(124)	(634)	(216)	-	-	-	-	(15)
SEK
Functional Currency Entities:
Assets	-	2	-	-	-	-	-	-	-
Liability	-	(1,330)	(187)	(141)	-	-	-	-	(1,708)
Net Total	-	(1,328)	(187)	(141)	-	-	-	-	(1,708)

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at June 30, 2006. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)				Fair Value Assets / (Liabilities)
				As of June 30
	FY 2007	FY 2008	Total	2006	2005
Foreign Exchange Call Options
(Receive AUD$/Pay U.S.$)
Option amount	$123,000	$9,000	$132,000	$1,035	$2,240
Average contractual exchange rate	AUD $1 = USD 0.778	AUD $1 = USD 0.767	AUD $1 = USD 0.777
(Receive AUD$/Pay Euro)
Option amount	$53,718	$7,674	$61,392	$144	$758
Average contractual exchange rate	AUD $1 = Euro 0.656	AUD $1 = Euro 0.660	AUD $1 = Euro 0.656

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2006 we had total long-term debt, including the current portion of those obligations, of $121.1 million. Of this debt, $0.6 million is at fixed interest rates and $120.4 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2006, would not have a material impact on pretax income. We have no interest rate hedging agreements.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

a)	Index to Consolidated Financial Statements

b)	Supplementary Data

Quarterly Financial Information (unaudited)—The quarterly results for the years ended June 30, 2006 and 2005 are summarized below (in thousands, except per share amounts):

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$127,127	$146,416	$162,281	$171,172	$606,996
Gross profit	80,119	91,726	100,866	104,184	376,895
Net income	16,442	22,314	26,362	23,093	88,211

Basic earnings per share	$0.23	$0.31	$0.36	$0.31	$1.22
Diluted earnings per share	$0.23	$0.30	$0.34	$0.30	$1.16

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$87,733	$103,893	$108,454	$125,425	$425,505
Gross profit	56,411	68,378	70,295	79,776	274,860
Net income	13,926	17,404	17,877	15,578	64,785

Basic earnings per share	$0.21	$0.26	$0.26	$0.22	$0.94
Diluted earnings per share	$0.20	$0.25	$0.25	$0.22	$0.91

Note: Per share amounts for each quarter are computed independently, and, due to the computation formula, the sum of the four quarters may not equal the year. All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of ResMed Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on our assessment and those criteria, management has concluded that the Company did maintain effective internal control over financial reporting as of June 30, 2006.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

RESMED INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ResMed Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ResMed Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

RESMED INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

In our opinion, management’s assessment that ResMed Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ResMed Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006, and our report dated September 11, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP San Diego, California September 11, 2006

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to our definitive Proxy Statement for our November 9, 2006, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2006.

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended June 30, 2006, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

On December 15, 2005, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303 A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11	EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for our November 9, 2006, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2006.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for our November 9, 2006, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2006.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No material transactions.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for our November 9, 2006, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2006.

PART IV

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Consolidated Financial Statements and Schedule – The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

2.	Exhibits

3.1	Certificate of Incorporation of Registrant, as amended(1)

3.2	By-laws of Registrant(1)

4.1	Form of certificate evidencing shares of Common Stock(1)

4.2	Rights agreement dated as of April 23, 1997(2)

4.3	Indenture dated as of June 20, 2001, between ResMed Inc. and American Stock Transfer & Trust Company(5)

4.4	Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC(5)

4.5	Registration Rights Agreement dated as of May 14, 2002 between ResMed Inc., and Mr Leslie Hoffman(6)

10.1	1995 Stock Option Plan(1)

10.2	1997 Equity Participation Plan(3)

10.3	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended(1)

10.5	Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994(1)

10.6	Lease for 10121 Carroll Canyon Road, San Diego CA 92131-1109, USA(4)

10.7	Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia(5)

10.8	Employment Agreement dated as of May 14, 2002, between Servo Magnetics Acquisition Inc., and Mr Leslie Hoffman(6)

10.9	Agreement for the purchase of Lot 6001, Norwest Business Park, Baulkham Hills, Australia(6)

10.10	2003 Employee Stock Purchase Plan(7)

10.11	Loan Agreement between ResMed Limited and HSBC Bank Australia Limited(11)

10.12	Saime Purchase Agreement(11)

10.13	First Amended and Restated Loan Agreement, dated as of November 1, 2005, by and among ResMed Corp., ResMed EAP Holdings Inc. and Union Bank of California, N.A.(8)

10.14	Security Agreement, dated as of November 1, 2005, by and between ResMed EAP Holdings Inc. and Union Bank of California, N.A.(8)

10.15	Continuing Guaranty, dated as of November 1, 2005, by and between ResMed Inc and Union Bank of California, N.A.(8)

10.16	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc.(8)

10.17	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc.(8)

10.18	Second Amended and Restated Loan Agreement, dated March 13, 2006, by and among ResMed Corp., ResMed EAP Holdings Inc. and Union Bank of California, N.A.(9)

10.19	Syndicated Facility Agreement, dated as of June 8, 2006, by and between ResMed Limited and HSBC Bank Australia Limited(10)

10.20	Deed of Guaranty and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH(10)

10.21	Deed of Guaranty and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited(10)

10.22	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed (UK) Limited and HSBC Bank plc(10)

10.23	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed Limited and HSBC Bank Australia Limited(10)

21.1	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent and Report on Schedule

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.

(2)Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed on April 25, 1997.

(3)Incorporated by reference to the Registrant’s 1997 Proxy Statement.

(4)Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 1998.

(5)Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2001.

(6)Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2002.

(7)Incorporated by reference to the Registrant’s 2003 Proxy Statement.

(8)Incorporated by reference to the Registrant’s Form 8-K dated November 8, 2005.

(9)Incorporated by reference to the Registrant’s Form 8-K dated March 13, 2006.

(10)Incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006.

(11)Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 2005.

RESMED INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2006, and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ResMed Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

September 11, 2006

F1

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2006 and 2005

(In thousands, except share and per share data)

	June 30, 2006	June 30, 2005

Assets
Current assets:

Cash and cash equivalents	$219,544	$142,185
Accounts receivable, net of allowance for doubtful accounts of $4,645 and $3,199 at June 30, 2006 and 2005, respectively	138,147	103,951
Inventories, net (note 5)	116,194	89,107
Deferred income taxes (note 14)	26,636	15,230
Prepaid expenses and other current assets	9,763	9,737

Total current assets	510,284	360,210

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $115,471 and $88,970 at June 30, 2006 and 2005, respectively (note 7)	245,376	174,168

Goodwill (note 8)	195,612	181,106
Other intangibles (note 8)	48,897	49,371
Other assets	7,052	9,291

Total non-current assets	496,937	413,936

Total assets	$1,007,221	$774,146

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,045	$34,416
Accrued expenses (note 9)	40,901	34,414
Deferred revenue	15,344	12,327
Income taxes payable	22,841	21,959
Current portion of long-term debt (note 10)	4,869	115,435

Total current liabilities	129,000	218,551

Non-current liabilities:
Deferred income taxes (note 14)	12,377	11,695
Deferred revenue	11,484	10,901
Long-term debt (note 10)	116,212	58,934

Total non-current liabilities	140,073	81,530

Total liabilities	269,073	300,081

Commitments and contingencies (notes 17, 18 and 19)	-	-

Stockholders’ equity: (note 12)

Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued	-	-

Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares authorized; none issued	-	-

Common stock, $.004 par value, 200,000,000 shares authorized;
issued and outstanding 75,670,316 at June 30, 2006 and 70,001,080 at June 30, 2005	303	280
(excluding 2,254,918 and 2,254,918 shares held as Treasury stock respectively)

Additional paid-in capital	353,464	179,865
Retained earnings (note 6)	370,652	282,441
Treasury stock, at cost	(41,405)	(41,405)
Accumulated other comprehensive income (note 6)	55,134	52,884

Total stockholders’ equity	738,148	474,065

Total liabilities and stockholders’ equity	$1,007,221	$774,146

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

See accompanying notes to consolidated financial statements.

F2

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2006, 2005 and 2004

(In thousands, except per share data)

	June 30, 2006	June 30, 2005	June 30, 2004

Net revenues	$606,996	$425,505	$339,338
Cost of sales(A)	230,101	150,645	122,602

Gross profit	376,895	274,860	216,736

Operating expenses:
Selling, general and administrative(A)	200,168	135,703	104,706
Research and development(A)	37,216	30,014	26,169
Donations to research foundations	760	500	500
In-process research and development charge (note 20)	-	5,268	-
Amortization of acquired intangible assets	6,327	870	-
Restructuring expenses (note 11)	1,124	5,152	-

Total operating expenses	245,595	177,507	131,375

Income from operations	131,300	97,353	85,361

Other income (expenses):
Interest income (expense), net	1,320	(808)	(1,683)
Other, net (note 13)	774	81	990

Total other income (expenses), net	2,094	(727)	(693)

Income before income taxes	133,394	96,626	84,668
Income taxes (note 14)	45,183	31,841	27,384

Net income	$88,211	$64,785	$57,284

Basic earnings per share	$1.22	$0.94	$0.85
Diluted earnings per share (note 2-j)	$1.16	$0.91	$0.82

Basic shares outstanding	72,307	68,643	67,389
Diluted shares outstanding	77,162	74,942	70,251

(A) Includes stock-based compensation costs as follows (note 4):
Cost of sales	$891	$-	$-
Selling, general and administrative	12,372	-	-
Research and development	2,042	-	-

Total stock-based compensation costs	$15,305	$-	$-

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

See accompanying notes to consolidated financial statements.

F3

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended June 30, 2006, 2005 and 2004

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Comprehensive Income
	Shares	Amount		Shares	Amount			Total
Balance, June 30, 2003	67,572	$268	$107,300	(830)	$(11,417)	$160,372	$29,910	$286,433

Common stock issued on exercise of options	1,916	6	20,335					20,341
Treasury stock purchases		(4)		(942)	(19,023)			(19,027)
Tax benefit from exercise of options			5,105					5,105
Comprehensive income:
Net income						57,284		57,284	57,284
Other comprehensive income:
Foreign currency translation adjustments							11,366	11,366	11,366
Unrealized losses on marketable securities							(3)	(3)	(3)

Comprehensive income/(loss)									$68,647

Balance, June 30, 2004	69,488	$270	$132,740	(1,772)	$(30,440)	$217,656	$41,273	$361,499

Common stock issued on exercise of options	2,634	9	36,766					36,775
Common stock issued on employee share purchase plan	134	2	2,649					2,651
Treasury stock purchases		(1)		(482)	(10,965)			(10,966)
Tax benefit from exercise of options			7,710					7,710
Comprehensive income:
Net income						64,785		64,785	64,785
Other comprehensive income:
Foreign currency translation adjustments							11,617	11,617	11,617
Unrealized losses on marketable securities							(6)	(6)	(6)

Comprehensive income/(loss)									$76,396

Balance, June 30, 2005	72,256	$280	$179,865	(2,254)	$(41,405)	$282,441	$52,884	$474,065

Common stock issued on exercise of options (note 12)	1,805	7	30,790					30,797
Common stock issued on employee share purchase plan (note 12)	126	1	3,755					3,756
Tax benefit from stock options exercised			10,107					10,107
Common stock issued on conversion of convertible subordinated notes	3,738	15	113,235					113,250
FAS123(R) stock-based compensation costs			15,712					15,712
Comprehensive income (note 6):
Net income						88,211		88,211	88,211
Other comprehensive income:
Foreign currency translation adjustments							2,250	2,250	2,250

Comprehensive income/(loss)									$90,461

Balance, June 30, 2006	77,925	$303	$353,464	(2,254)	$(41,405)	$370,652	$55,134	$738,148

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

See accompanying notes to consolidated financial statements.

F4

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2006, 2005 and 2004

(In thousands)

	June 30, 2006	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net income	$88,211	$64,785	$57,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,970	28,292	17,867
Provision for warranties	1,890	501	213
Deferred income taxes	(11,915)	(7,997)	1,259
Foreign currency options revaluation	3,796	293	982
Amortization of deferred borrowing costs	649	834	804
Stock-based compensation costs	15,305	-	-
Tax benefit from stock options exercised	-	7,710	5,105
Impairment of cost-method investment	1,156	-	-
Release of profit on sale of building	-	(2,371)	(2,440)
Purchased in-process research and development write-off	-	5,268	-

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(28,287)	(27,996)	(13,129)
Inventories, net	(25,041)	(22,562)	(6,722)
Prepaid expenses and other current assets	(2,432)	558	15
Accounts payable, accrued expenses and other liabilities	14,726	23,764	15,303

Net cash provided by operating activities	99,028	71,079	76,541

Cash flows from investing activities:
Purchases of property, plant and equipment	(102,749)	(39,691)	(57,246)
Capitalized interest	(1,100)	-	-
Purchases of marketable securities—available for sale	(2,000)	(401,546)	(78,890)
Proceeds from sale of marketable securities—available for sale	2,002	413,576	73,376
Patent registration costs	(3,115)	(2,819)	(2,358)
Business acquisitions, net of cash acquired of $262 ($12,982 in 2005 and $Nil in 2004)	(10,526)	(54,425)	(184)
Purchases of non-trading investments	(2,386)	(1,873)	(1,535)

Net cash used in investing activities	(119,874)	(86,778)	(66,837)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	34,389	39,426	20,341
Repayment of assumed borrowings from acquisitions	(2,195)	(65,764)	-
Repayment of borrowings	(46,308)	-	-
Proceeds from borrowings, net of borrowing costs	102,128	62,500	-
Tax benefit from stock option exercises	9,753	-	-
Purchases of treasury stock	-	(10,966)	(19,027)

Net cash provided by financing activities	97,767	25,196	1,314

Effect of exchange rate changes on cash	438	3,781	3,398

Net increase in cash and cash equivalents	77,359	13,278	14,416
Cash and cash equivalents at beginning of the year	142,185	128,907	114,491

Cash and cash equivalents at end of the year	$219,544	$142,185	$128,907

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$44,873	$24,747	$15,141
Interest paid, net of capitalized interest	4,566	4,530	4,530

Fair value of assets acquired in acquisitions	$11,517	$89,188	$95
Liabilities assumed	(6,816)	(99,270)	-
Goodwill on acquisition	5,553	78,949	89
Acquisition costs accrued	(1,279)	(1,726)	-
Acquisition costs paid	1,813	266	-

Cash paid for acquisition, including acquisition costs	$10,788	$67,407	$184

See accompanying notes to consolidated financial statements.

F5

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Organization and Basis of Presentation

ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Germany, France and the United States of America. Major distribution and sales sites are located in the United States of America, Germany, France, the United Kingdom, Switzerland, Australia and Sweden.

All share and per share information in the notes has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

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

Cash equivalents include certificates of deposit, commercial paper and other highly liquid investments and are stated at cost, which approximates market. Investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the consolidated statements of cash flows.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the year ended June 30, 2006, we capitalized $1.1 million of interest relating to such construction costs.

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2006. In conducting our review of goodwill impairment, we identified reporting units, being components of our operating segment, as each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on estimated discounted cash flows. Our goodwill impairment review involved a two-step process as follows:

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

The consolidated financial statements of our non–U.S. subsidiaries, whose functional currencies are other than U.S. dollars, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non–U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at period end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income, as described in Note 6, and are included in accumulated other comprehensive income in the consolidated balance sheets until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions denominated in other than the functional currency of the entity are reflected in operations.

(i)	Research and Development

All research and development costs are expensed in the period incurred.

(j)	Earnings per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (“SFAS 128”), as amended by SFAS No. 123(R), “Share Based Payments” (“SFAS 123(R)”). SFAS 128 requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, net income is adjusted for the after-tax amount of interest associated with convertible debt, and the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and convertible notes.

The weighted average shares used to calculate basic earnings per share were 72,307,000, 68,643,000 and 67,389,000 for the years ended June 30, 2006, 2005 and 2004, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented and the assumed conversion of our convertible notes. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 2,346,000, 2,561,000 and 2,862,000 for the years ended June 30, 2006, 2005 and 2004, respectively. The conversion of our convertible notes had the effect of increasing the number of shares used in the calculation by 2,509,000, 3,738,000 and NIL for the years ended June 30, 2006, 2005 and 2004, respectively. During the year ended June 30, 2006 all of our convertible notes were converted to common stock.

F8

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

Stock options of 1,103,000, 568,000 and 1,502,000 for the years ended June 30, 2006, 2005 and 2004 respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the years ended June 30, 2006, 2005 and 2004 are calculated as follows (in thousands except per share data):

	2006	2005	2004
Numerator:
Net income	$88,211	$64,785	$57,284
Adjustment for interest and deferred borrowing costs, net of income tax effect (1)	1,660	3,285	-
Net income, used in calculating diluted earnings per share	$89,871	$68,070	$57,284
Denominator:
Basic weighted-average common shares outstanding	72,307	68,643	67,389

Effect of dilutive securities:
Stock options	2,346	2,561	2,862
Convertible subordinated notes	2,509	3,738	-
Diluted potential common shares	4,855	6,299	2,862

Diluted weighted average shares	77,162	74,942	70,251
Basic earnings per share	$1.22	$0.94	$0.85
Diluted earnings per share(1)	$1.16	$0.91	$0.82

(1)	Diluted earnings per share has been calculated after adjusting the numerator (net income) by $1,660,000, $3,285,000 and $NIL for the years ended June 30, 2006, 2005 and 2004, respectively, for the effect of assumed conversion of our convertible notes, and the related reduction in interest expense, net of tax.

(k)	Financial Instruments

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

All movements in the fair value of the foreign currency derivatives are recorded within other income, net in our consolidated statements of income.

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at June 30, 2006 and June 30, 2005 was $1.2 million and $3.0 million, respectively, which represents the positive fair value of options held by us.

We held foreign currency option contracts with notional amounts totaling $193.4 million and $145.5 million at June 30, 2006 and 2005, respectively, to hedge foreign currency items. These contracts mature at various dates before December 2007.

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

At June 30, 2006 and 2005, there were no investments in debt securities that were classified on the accompanying consolidated balance sheets as marketable securities-available-for-sale.

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. The liability for warranty costs are included in accrued expenses in our consolidated balance sheets.

F10

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

Changes in the liability for product warranty for the year ended June 30, 2006 are as follows (in thousands):

Balance at June 30, 2005	$2,912
Warranty accruals for the year ended June 30, 2006	2,417
Warranty costs incurred for the year ended June 30, 2006	(527)
Foreign currency translation adjustments	(149)
Balance at June 30, 2006	$4,653

(p)	Impairment of Long-Lived Assets

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

The aggregate carrying amount of our cost-method investments at June 30, 2006 and June 30, 2005 was $4.1 million and $5.3 million, respectively. At June 30, 2006 we reviewed the carrying value of these investments. In fiscal 2006 and 2005, we recognized $1.2 million and $0.1 million, respectively, of impairment losses related to our cost-method investments, which include investments in privately held service companies, research companies and public companies. The expense associated with this impairment has been included in the other income (expense) line within the consolidated statements of income.

In addition to the impairment loss recognized an unrealized loss of $1.4 million was identified in relation to an investment in a public company. The severity of the impairment (fair value is approximately 40% less than the cost) and the duration of the impairment (less than 6 months) correlates with a devaluation in both the currency of the shares against the U.S. dollar and the actual share price. Because we have the ability and intent to hold this investment until a recovery of the fair value and because the decline in fair value is partly attributable to exchange rate movements, we do not consider this investment to be other-than-temporarily impaired at June 30, 2006. Except for the unrealized loss, we have determined that the fair value of the investments exceeds the carrying values.

(3)	New Accounting Pronouncements

In November 2005, the FASB issued FSP FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R), or the alternative transition method as described in the FSP. We have made a one-time election to adopt the transition method described in this FSP which did not have a material impact on our consolidated financial statements.

In November 2005, the FASB issued FSP FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which addresses the determination as to when an

F11

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	New Accounting Pronouncements, Continued

investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. We adopted this FSP during the fiscal year ended June 30, 2006 and it did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are currently assessing the potential impact that the adoption of FIN No. 48 will have on our consolidated financial statements.

(4)	Stock-based Employee Compensation

We have granted stock options to personnel, including officers and directors, under both our 1995 Option Plan and our 1997 Equity Participation Plan, which we refer to collectively as the Plans. These options have expiration dates of ten years from the date of grant and vest ratably over three or four years. We granted these options with an exercise price equal to the market value as determined at the date of grant. We have also offered to our personnel, including officers and directors, the right to purchase shares of our common stock at a discount under our employee stock purchase plan, or ESPP.

F12

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Stock-based Employee Compensation, Continued

Prior to July 1, 2005 we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our equity plans. For periods prior to July 1, 2005, we complied with the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the ESPP). Results for periods before July 1, 2005 have not been restated to reflect, and do not include the impact of, SFAS No. 123(R), “Share-Based Payment”, or SFAS 123(R). The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 for stock option grants using the fair value based method of accounting:

	Years Ended June 30
In thousands, except per share data	2005	2004
Net income, as reported	$64,785	$57,284
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(10,323)	(9,394)
Pro forma net income	$54,462	$47,890
Adjustment for interest and deferred borrowing costs, net of related tax effects	3,285	3,285
Pro forma net income used in calculating diluted earnings per share	$57,747	$51,175

Earnings per share:
Basic - as reported	$0.94	$0.85
Basic - pro forma	$0.80	$0.71

Diluted - as reported	$0.91	$0.82
Diluted - pro forma	$0.77	$0.68

As of July 1, 2005, we adopted SFAS No. 123(R), using the modified-prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and amortization of the fair value over the vesting period of the award. Under the prospective method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”. Such value is recognized as expense over the service period, net of estimated forfeitures, using the graded attribution method for stock-based awards granted prior to July 1, 2005 and the straight-line method for stock-based awards granted after July 1, 2005.

F13

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Stock-based Employee Compensation, Continued

The application of SFAS 123(R) had the following effect on reported amounts relative to amounts that would have been reported under previous accounting (in thousands, except per share data):

	2006
	Under Previous Accounting	SFAS 123(R) Adjustments	As Reported
Cost of sales	$229,210	$891	$230,101
Operating expenses:
Selling, general and administrative	187,796	12,372	200,168
Research and development	35,174	2,042	37,216
Income from operations	146,605	(15,305)	131,300
Income before income taxes	148,699	(15,305)	133,394
Income taxes	48,516	(3,333)	45,183
Net income	100,183	(11,972)	88,211
Inventories, net	115,787	407	116,194
Earnings per share:
Basic	$1.39	$(0.17)	$1.22
Diluted	$1.30	$(0.14)	$1.16
Cash flow from operating activities	$108,781	$(9,753)	$99,028
Cash flow from financing activities	$88,014	$9,753	$97,767

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years ended June 30
	2006	2005	2004
Stock Options:
Weighted average grant date fair value	$12.75	$8.49	$7.44
Weighted average risk-free interest rate	3.9-4.5%	4.0%	2.9%
Dividend yield	-	-	-
Expected option life in years	3.9-5.2	3.5-4.6	3.3-4.2
Volatility	28-30%	31%	43%
ESPP Purchase rights:
Weighted average risk-free interest rate	3.2-4.9%	2.3%	-
Dividend yield	-	-	-
Expected option life	6 months	6 months	-
Volatility	29-41%	31-38%	-

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

F14

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Inventories

Inventories, net were comprised of the following as of June 30, 2006 and 2005 (in thousands):

	2006	2005
Raw materials	$41,979	$29,857
Work in progress	3,520	1,820
Finished goods	70,695	57,430
	$116,194	$89,107

(6)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	2006	2005
Net income	$88,211	$64,785
Foreign currency translation gains/(losses)	2,250	11,617
Unrealized gains/(losses) on marketable securities	-	(6)
Comprehensive income	$90,461	$76,396

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(7)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of June 30, 2006 and 2005 (in thousands):

	2006	2005
Machinery and equipment	$51,854	$42,623
Computer equipment	52,277	44,011
Furniture and fixtures	21,572	18,174
Vehicles	2,795	2,266
Clinical, demonstration and rental equipment	40,615	29,211
Leasehold improvements	11,604	4,940
Land	55,946	35,492
Buildings	77,474	77,101
Construction in progress	46,710	9,320
	360,847	263,138
Accumulated depreciation and amortization	(115,471)	(88,970)
	$245,376	$174,168

F15

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the year ended June 30, 2006, were as follows:

(In thousands)	2006
Balance at June 30, 2005	$181,106
Foreign currency translation adjustments	8,952
Acquisition of PolarMed (note 18)	4,351
Acquisition of Pulmomed (note 18)	2,104
Payment of earn-out relating to Hoefner acquisition (note 18)	594
Adjustment to purchase price allocation relating to Saime acquisition (note 18)	(1,495)
Balance at June 30, 2006	$195,612

Patents and other intangibles is comprised of the following as of June 30, 2006 and June 30, 2005:

(In thousands)	June 30, 2006	June 30, 2005
Developed/core product technology	$31,336	$29,620
Accumulated amortization	(4,992)	(487)
Developed/core product technology, net of accumulated amortization	26,344	29,133
Trade names	1,663	1,572
Accumulated amortization	(265)	(26)
Trade names, net of accumulated amortization	1,398	1,546
Customer relationships	16,362	12,936
Accumulated amortization	(2,094)	(345)
Customer relationships, net of accumulated amortization	14,268	12,591
Patents	16,151	13,200
Accumulated amortization	(9,264)	(7,099)
Patents, net of accumulated amortization	6,887	6,101
Patents and other intangibles, net of accumulated amortization	$48,897	$49,371

Intangible assets consist of patents, customer relationships, trade names and developed/core product technology and are amortized over the estimated useful life of the assets, generally between five and nine years. There are no expected residual values related to these intangible assets.

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

F16

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

Amortization expense related to identifiable intangible assets, including patents, for the year ended June 30, 2006 was $8.5 million. Estimated annual amortization expense for the years ending June 30, 2007 through June 30, 2011, including the effect of the Resprecare, Hoefner, Saime, Pulmomed and PolarMed acquisitions is shown below (in thousands):

Fiscal Year	Amortization expense
2007	$9,067
2008	8,695
2009	8,304
2010	7,754
2011	7,200

(9)	Accrued Expenses

Accrued expenses at June 30, 2006 and 2005 consist of the following (in thousands):

	2006	2005
Product warranties	$4,653	$2,912
Consulting and professional fees	2,851	3,207
Value added taxes and other taxes due	3,199	4,139
Employee related costs	20,804	16,793
Accrued interest	868	358
Marketing and promotional programs	3,024	1,887
Restructuring	138	474
Acquisition costs	320	0
Customer advance	1,102	1,042
Other	3,942	3,602
	$40,901	$34,414

F17

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Long-term Debt

Long-term debt at June 30, 2006 and 2005 consists of the following (in thousands):

	June 30, 2006	June 30, 2005
Convertible subordinated notes	$-	$113,250
Long-term loan	4,796	2,116
Capital lease	73	69
Current portion of long-term debt	$4,869	$115,435
Long-term loan	$115,644	$58,328
Capital lease	568	606
Non-current portion of long-term debt	$116,212	$58,934

Convertible Subordinated Notes

During the year ended June 30, 2006 and pursuant to the Indenture dated June 20, 2001 between us and American Stock Transfer & Trust Company, as trustee, holders of all of the 4% Convertible Subordinated Notes (“the Notes”) due 2006 converted the Notes into an aggregate of 3,737,593 shares of our common stock, par value $0.004. The Notes were converted into 33 shares of our common stock for each $1,000 principal amount of the Notes, at a conversion price of $30.30 per share. No payment was made for accrued interest on Notes surrendered for conversion and the dilutive impact of these conversions has been reflected in the reported earnings per share.

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

Revolving Facility

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $75 million. Draws under the revolving loan must be made before March 1, 2011, at which time all unpaid principal and interest must be repaid. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At June 30, 2006 there were no amounts outstanding under the Loan Agreement.

The obligations of ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. under the Loan Agreement are secured by substantially all of the personal property of each of ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc., and are guaranteed by ResMed Inc. under an Amended and Restated Continuing Guaranty and Pledge Agreement, which guaranty is secured by a pledge of the equity interests in ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. held by ResMed Inc. The Loan Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Inc. maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as

F18

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Long-term Debt, Continued

defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and a minimum ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. EBITDA and liquidity. The entire principal amount of the Loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related document or a 35% or more change in control of ResMed Inc., ResMed Corp., Servo Magnetics Inc. or ResMed EAP Holdings Inc. At June 30, 2006, we were in compliance with our debt covenants.

Syndicated Facility

On June 8, 2006, our wholly-owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches.

Tranche A is a EUR 50 million term loan facility that refinances all amounts outstanding under a previous syndicated facility agreement dated May 16, 2005 between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SA). Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 44.5 million on June 30, 2007, EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At June 30, 2006, the Tranche A facility loan had an amount outstanding of $61.7 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At June 30, 2006, there were no amounts outstanding under the Tranche B facility loan agreement.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At June 30, 2006, the Tranche C facility loan had an amount outstanding of $58.6 million.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars for one year, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling for one year.

The loan is secured by a pledge of one hundred percent of the shares of ResMed Inc.’s subsidiary, Saime SAS, pursuant to a Pledge Agreement. The Syndicated Facility Agreement also contains customary covenants,

F19

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Long-term Debt, Continued

including certain financial covenants and an obligation that ResMed Limited maintain certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement. Events of default include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Limited and its subsidiaries, and if ResMed Inc. ceases to control ResMed Limited, ResMed Corp., ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited, Take Air Medical Handels-GmbH or Saime SAS.

The obligations of ResMed Limited under the loan are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At June 30, 2006 we were in compliance with our debt covenants.

Capital Lease

As part of the acquisition of Saime we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

Details of contractual debt maturities at June 30, 2006 are as follows (in thousands):

		Payments Due by Period
	Total	2007	2008	2009	2010	Thereafter
Long-Term Debt	$120,441	$4,796	$38,782	$13,110	$35,173	$28,580
Capital Leases	641	73	73	73	73	349
Total	$121,082	$4,869	$38,855	$13,183	$35,246	$28,929

(11)	Restructuring Expenses

Restructuring expenses incurred during the year ended June 30, 2006 were $1.1 million ($0.7 million net of tax) and are recorded in the consolidated statements of income as restructuring expenses. Restructuring expenses (predominantly one-time employee termination benefits) are associated with the integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have substantially completed the relocation of our ResMed Germany operation (previously located in Moenchengladbach) to Munich and integration of the back office functions including customer service, logistics and administration. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

F20

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Restructuring Expenses, Continued

Following is a summary of the restructuring liabilities related to the restructure and integration of the separate operations of ResMed Germany and MAP into a single operating unit, that were recorded during the years ended June 30, 2005 and June 30, 2006 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at June 30, 2004	$-	$-	$-
Restructuring expenses	4,673	479	5,152
Cash payments	(4,451)	(227)	(4,678)
Balance at June 30, 2005	$222	$252	$474
Restructuring expenses	888	236	1,124
Cash payments	(1,044)	(408)	(1,452)
Foreign currency translation	(28)	20	(8)
Balance at June 30, 2006	$38	$100	$138

(12)	Stockholders’ Equity

Stock Options.    The Company has granted stock options to personnel, including officers and directors, in accordance with both the 1995 Option Plan and the 1997 Equity Participation Plan (collectively the “Plans”). These options have expiration dates of ten years from the date of grant and vest ratably over three or four years. The Company granted these options with the exercise price equal to the market value as determined at the date of grant.

The total number of shares of common stock authorized for issuance upon exercise of options and other awards, or upon vesting of restricted or deferred stock awards, under the 1997 Plan was initially established at 2,000,000 and increases at the beginning of each fiscal year, commencing on July 1, 1998, by an amount equal to 4% of the outstanding common stock on the last day of the preceding fiscal year. The maximum number of shares of common stock issuable upon exercise of incentive stock options granted under the 1997 Plan, however, cannot exceed 16,000,000. Furthermore, the maximum number of shares which may be subject to options, rights or other awards granted under the 1997 Plan to any individual in any calendar year cannot exceed 600,000.

F21

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

At June 30, 2006, there was $26.5 million in unrecognized compensation costs related to unvested stock options. This is expected to be recognized over a weighted average period of 2.9 years. The aggregate intrinsic value of the options outstanding and the options exercisable at June 30, 2006 was $183.8 million and $123.3 million, respectively. The aggregate intrinsic value of the options exercised during the year ended June 30, 2006 was $40.5 million. The total fair value of options that vested during the year ended June 30, 2006 was $17.1 million. The following table summarizes option activity during the year ended June 30, 2006:

The following table summarizes option activity:

	2006	Weighted Average Exercise Price	2005	Weighted Average Exercise Price	2004	Weighted Average Exercise Price
Outstanding at beginning of year	8,301,408	$19.38	8,832,712	$16.27	9,490,356	$14.52
Granted	2,030,700	38.17	2,336,650	25.30	1,820,474	20.66
Exercised	(1,805,648)	17.06	(2,633,246)	13.97	(1,916,782)	10.62
Forfeited	(423,568)	26.09	(234,708)	18.34	(561,336)	20.28
Outstanding at end of year	8,102,892	$24.26	8,301,408	$19.38	8,832,712	$16.27
Exercise price range of granted options	$32.99-45.46		$21.95–31.24		$19.60–25.78
Options exercisable at end of year	4,262,743	$18.03	3,987,754	$16.86	4,813,162	$14.35

The following table summarizes information about stock options outstanding at June 30, 2006.

Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life In Years	Number Exercisable at June 30, 2006	Weighted Average Remaining Contractual Life In Years
$ 0 - $10	500,590	2.46	500,590	2.46
$11 - $20	2,697,755	6.32	2,192,760	6.08
$21 - $30	2,823,947	7.31	1,530,589	6.32
$31 - $40	2,062,100	9.50	38,804	8.92
$41 - $50	18,500	9.80	Nil	Nil
	8,102,892	7.24	4,262,743	5.77

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

F22

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. There is a maximum of 7,500,000 shares of our common stock authorized for sale under the ESPP.

During fiscal year 2006, we issued 125,995 shares to our employees in two offerings at an average share price of $29.81. We recognized $1.2 million of stock compensation expense associated with the ESPP.

Preferred Stock.    In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2006.

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

Common Stock.    On June 6, 2002, the Board of Directors authorized the Company to repurchase up to 8.0 million shares of outstanding common stock. During fiscal years 2006 and 2005, the Company repurchased NIL and 482,000 shares at a cost of $NIL million and $11.0 million, respectively. As of June 30, 2006, we have repurchased a total of 2,254,918 shares at a cost of $41.4 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

Convertible Subordinated Notes.    During the year ended June 30, 2006, and pursuant to the Indenture dated June 20, 2001 between us and American Stock Transfer & Trust Company, as trustee, holders of all of the 4% Convertible Subordinated Notes due 2006 converted the notes into an aggregate of 3,737,593 shares of the Company’s common stock, par value $0.004. The notes were converted into 33 shares of our common stock for each $1,000 principal amount of the notes, at a conversion price of $30.30 per share. The dilutive impact of these conversions has been reflected in the reported earnings per share.

Stock Split.    On August 10, 2005, our Board of Directors declared a two-for-one split of our Common Stock to be payable in the form of a 100% stock dividend. Stockholders received one additional share of Common Stock for every share held on September 30, 2005. All share and per share information has been adjusted for this stock split.

(13)	Other, net

Other, net in the consolidated statements of income is comprised of the following at June 30, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Gain/(loss) on foreign currency transactions and hedging	$1,853	$36	$655
Realized gain (loss) on sale of marketable securities	-	(34)	(11)
Impairment of cost method investment	(1,156)	-	-
Other	77	79	346
	$774	$81	$990

F23

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes

Income before income taxes for the years ended June 30, 2006, 2005 and 2004, was taxed under the following jurisdictions (in thousands):

	2006	2005	2004
U.S.	$5,472	$(54)	$1,290
Non-U.S.	127,922	96,680	83,378
	$133,394	$96,626	$84,668

The provision for income taxes is presented below (in thousands):

	2006	2005	2004
Current:
Federal	$7,507	$799	$3,567
State	1,370	246	372
Non-U.S.	48,221	38,793	22,186
	57,098	39,838	26,125
Deferred:
Federal	(3,353)	618	1,293
State	(390)	(29)	(84)
Non-U.S.	(8,172)	(8,586)	50
	(11,915)	(7,997)	1,259
Provision for income taxes	$45,183	$31,841	$27,384

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% (34% for 2005 and 2004) to pretax income as a result of the following (in thousands):

	2006	2005	2004
Taxes computed at statutory U.S. rate	$46,688	$32,853	$28,787
Increase (decrease) in income taxes resulting from:
Effect of AJCA dividend repatriation	3,537	-	-
State income taxes, net of U.S. tax benefit	939	165	254
Non-deductible expenses	777	580	312
Research and development credit	(3,085)	(2,743)	(2,582)
Tax effect of deemed dividends	1,846	590	129
Change in valuation allowance	1,665	637	5,074
Effect of non-U.S. tax rates	(6,731)	(3,419)	(2,930)
In-process research and development write-off	-	1,791	-
Foreign tax credits	(1,204)	-	(772)
Stock-based compensation expense	2,006	-	-
Other	(1,255)	1,387	(888)
	$45,183	$31,841	$27,384

F24

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. The components of the Company’s deferred tax assets and liabilities at June 30, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Employee benefit obligations	$3,274	$2,306
Inventories	1,408	301
Provision for warranties	992	596
Provision for doubtful debts	1,024	692
Net operating loss carryforwards	2,598	4,505
Foreign tax credits	9,626	8,422
AMT tax credit	-	399
Unrealized foreign exchange losses	970	-
Capital loss carryover	521	-
Intercompany profit in inventories	18,611	14,376
Stock-based compensation expense	2,833	-
Other	2,448	2,031
	44,305	33,628
Less valuation allowance	(10,989)	(9,096)
Deferred tax assets	$33,316	$24,532
Deferred tax liabilities:
Unrealized gain on foreign currency options	(353)	(905)
Unrealized foreign exchange gains	-	(1,905)
Property, plant and equipment	(1,673)	(2,366)
Goodwill and other intangibles	(16,500)	(15,062)
Other	(531)	(759)
Deferred tax liabilities	(19,057)	(20,997)
Net deferred tax asset	$14,259	$3,535

The net deferred tax assets and liabilities have been reported in the consolidated balance sheets at June 30, 2006 and 2005 as follows (in thousands):

	2006	2005
Current deferred tax asset	$26,636	$15,230
Non-current deferred tax liability	(12,377)	(11,695)
Net deferred tax asset	$14,259	$3,535

As of June 30, 2006, the Company had $1,776,000 and $14,082,000 of U.S. state and non-U.S. net operating loss carryforwards, respectively, which expire in various years through 2025 or carry forward indefinitely. The Company also had foreign tax credit carryforwards of $9,626,000. The foreign tax credit carryforwards have expiration dates through 2016.

F25

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

The valuation allowance at June 30, 2006, relates to a provision for uncertainty as to the utilization of foreign tax credits of $9,626,000, net operating loss carryforwards for certain non-U.S. countries of $842,000 and capital loss items of $521,000. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

The Company has not provided for U.S. income and foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries indefinitely invested outside the United States as of June 30, 2006. The total amount of these undistributed earnings at June 30, 2006 amounted to approximately $266 million. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings. The American Jobs Creation Act of 2004, or AJCA, enacted on October 22, 2004, provides for a one-time 85% dividends received deduction for certain foreign earnings repatriated. During the fourth quarter of fiscal 2006, we repatriated $75 million of foreign earnings under the AJCA and recorded a related tax expense of $3.5 million. This distribution does not change the Company’s intention to indefinitely reinvest undistributed earnings of its non-U.S. subsidiaries outside the United States.

(15)	Employee Retirement Plans

The Company contributes to a number of employee retirement plans for the benefit of its employees. These plans are detailed as follows:

(1) Australia - The Company contributes to defined contribution pension plans for each employee resident in Australia. All Australian employees after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. The Company contributes to the plans at the rate of 9% of the salaries of all Australian employees. Total Company contributions to the plans for the years ended June 30, 2006, 2005 and 2004, were $3,846,000, $2,849,000 and $2,410,000, respectively.

(2) United Kingdom - The Company contributes to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three-month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. The Company contributes to the plan at the rate of 5% of the salaries of all United Kingdom employees. Total Company contributions to the plan were $109,000, $67,000 and $33,000 in fiscal 2006, 2005 and 2004, respectively.

(3) United States - The Company sponsors a defined contribution pension plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 3% of the employee’s salary. Total Company contributions to the plan were $531,000, $514,000 and $362,000 in fiscal 2006, 2005 and 2004, respectively.

(4) Switzerland - The Company sponsors a fixed return defined contribution fund for each permanent Swiss employee. As part of the Company’s contribution to the fund, the Company guarantees a fixed 3% net return on accumulated contributions per annum. The Company contributes to the plan at variable rates that have averaged 10% of salaries over the last three years. Total Company contributions to the plan were $182,000, $85,000 and $139,000 in fiscal 2006, 2005 and 2004, respectively.

(16) Segment Information

The Company operates solely in the sleep-disordered breathing sector of the respiratory medicine industry. The Company therefore believes that, given the single market focus of its operations and the inter- dependence of its products, the Company operates as a single operating segment. The Company assesses performance and allocates resources on the basis of a single operating entity.

F26

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Segment Information, Continued

Financial information by geographic area for the years ended June 30, 2006, 2005 and 2004, is summarized below (in thousands):

	U.S.A	Germany	Australia	France	Rest of World	Total
2006
Revenue from external customers	$320,941	96,436	18,709	59,402	111,508	$606,996

Long lived assets	$54,118	17,190	162,522	7,080	11,518	$252,428
2005
Revenue from external customers	$210,495	72,824	14,160	47,537	80,489	$425,505

Long lived assets	$32,090	11,615	130,310	2,544	6,900	$183,459
2004
Revenue from external customers	$159,283	67,253	10,293	34,629	67,880	$339,338
Long lived assets	$33,010	6,842	108,683	1,075	5,831	$155,441

Net revenues from external customers are based on the location of the customer. Long-lived assets of geographic areas are those assets used in the Company’s operations in each geographical area and excludes intangibles, deferred tax assets and goodwill.

(17)	Commitments

The Company leases buildings, motor vehicles and office equipment under operating leases. As part of the acquisition of Saime the Company assumed a capital lease for land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term. Rental charges for operating leases are expensed as incurred. At June 30, 2006 the Company had the following future minimum lease payments under non-cancelable operating leases and capital leases (in thousands):

Years	Capital Leases	Operating Leases
2007	$97	$7,586
2008	94	5,431
2009	91	3,799
2010	88	3,066
2011	85	1,972
Thereafter	292	657
Total minimum lease payments	747	22,511
Less: Interest portion	(106)	-
Present value of net minimum lease payments	$641	$22,511

Rent expenses under operating leases for the years ended June 30, 2006, 2005 and 2004 were approximately $7.5 million, $6.2 million and $5.5 million, respectively.

F27

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Commitments, Continued

Details of other commercial commitments at June 30, 2006 are as follows (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		2007	2008	2009	2010	2011	Thereafter
Standby Letters of Credit	$34	$34	$-	$-	$-	$-	$-
Guarantees*	2,457	263	-	-	-	-	2,194
Total Commercial Commitments	$2,491	$297	$-	$-	$-	$-	$2,194

*The above guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest Business Park, near Sydney, Australia, and to guarantees required by contracts with insurance companies transacting with our German subsidiaries.

(18)	Business Acquisitions

Fiscal year ended June 30, 2006

PolarMed Holding AS (“PolarMed”).    On December 1, 2005, we acquired 100% of the outstanding stock of PolarMed, the holding company for PolarMed AS and its affiliates, for net cash consideration of $6.5 million. This was comprised of $6.8 million in consideration less $0.3 million of cash acquired. Additionally, as part of the acquisition we assumed debt of $1.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. The acquisition and the immediate repayment of the majority of the assumed debt were funded with cash on hand.

PolarMed is predominantly a Norwegian based company, with affiliated operations based in Sweden and Denmark, which distributes medical equipment and associated services for the treatment of sleep and respiratory patients. PolarMed was our Norwegian distributor before the acquisition, and the acquisition is consistent with our strategy for ongoing expansion of our international operations.

The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from December 1, 2005. An amount of $4.4 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $2.4 million, has been recorded as goodwill, which will not be tax deductible under Norwegian tax law. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. We have not yet completed the purchase price allocation, as the appraisals associated with the valuation of certain tangible assets are not yet complete. We do not believe that the appraisals will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation in the quarter ending September 30, 2006.

F28

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Business Acquisitions, Continued

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed from PolarMed at the date of acquisition based on a preliminary independent appraisal and internal studies (in thousands):

At December 1, 2005
Cash	$262
Accounts receivable	2,473
Inventory	2,170
Other assets	27
Property, plant and equipment	321
Customer relationships (useful life of 7 years)	1,780
Goodwill (non-amortizing, non-tax deductible)	4,351
Total assets acquired	11,384
Current liabilities, primarily consisting of accounts payable, accrued expenses, taxes payable and deferred revenue	(4,179)
Non current liabilities, primarily consisting of deferred tax liabilities	(427)
Net assets acquired	$6,778

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

F29

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Business Acquisitions, Continued

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed from Pulmomed at the date of acquisition (in thousands):

At July 1, 2005
Cash	$1
Accounts receivable	377
Inventory	592
Other assets	217
Property, plant and equipment	458
Customer relationships (useful life of 7 years)	907
Goodwill (non-amortizing, non-tax deductible)	1,785
Total assets acquired	4,337
Current liabilities, primarily consisting of accounts payable, accrued expenses, loans and deferred tax liabilities	(1,668)
Non-current liabilities, primarily consisting of deferred tax liabilities	(203)
Net assets acquired	$2,466

Of the potential additional future payments included within the purchase agreement, $0.3 million was accrued at June 30, 2006 as a result of the successful achievement of a performance milestone. The impact of this accrual was to increase the total acquisition consideration to $2.8 million from $2.5 million and to increase the amount recorded as goodwill by $0.3 million to $2.1 million.

Fiscal year ended June 30, 2005

Saime SAS (“Saime”).    We acquired 100% of the outstanding stock of Financiere ACE SAS, the holding company for Saime and its affiliates, on May 19, 2005, for net cash consideration of $40.6 million. This consisted of $51.1 million in consideration, including acquisition costs, less $10.5 million of cash acquired. At June 30, 2005, we had not yet completed the purchase price allocation as the appraisals associated with the valuation of certain tangible assets were not yet complete. The fair values have now been finalized based on the receipt and evaluation of independent appraisals. The impact of the completion of the purchase price allocation was to increase the fair value of the acquired fixed assets by approximately $0.7 million to $2.9 million, increase the fair value of acquired liabilities, including deferred tax liabilities, by approximately $0.4 million to $91.7 million, increase the fair value of acquired deferred tax assets by approximately $1.2 million to $2.0 million and to decrease the amount recorded as goodwill by $1.5 million to $64.8 million. The acquisition has been accounted for using purchase accounting and has been included within our consolidated financial statements from May 19, 2005.

Hoefner Medizintechnick GmbH (“Hoefner”).    We acquired 100% of the outstanding stock of Hoefner on February 14, 2005, for net cash consideration of $8.2 million. This consisted of the $10.7 million in total consideration, including acquisition costs, less $2.5 million of cash acquired. Under the purchase agreement, additional future payments of up to $0.9 million are possible based on the achievement of certain performance milestones following the acquisition through December 31, 2006. Of these potential additional payments, $0.6 million was paid during the year ended June 30, 2006 as a result of the successful achievement of a performance milestone. The impact of this payment was to increase the total acquisition

F30

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

Resprecare BV.    On December 1, 2004, we acquired substantially all the assets of Resprecare BV, our Dutch distributor, for initial consideration of $5.9 million in cash, including acquisition costs. The acquisition of the exclusive Dutch distributor is consistent with our strategy for ongoing expansion of our international operations. Under the purchase agreement, we potentially were also required to make up to $1.4 million of additional future payments based on the achievement of certain milestones. Of these potential additional payments, $0.6 million was paid in January 2005 as a result of the successful achievement of a performance milestone and a further $0.7 million was accrued at June 30, 2005 as a result of the integration of the Dutch subsidiary of our subsidiary MAP with the newly-acquired Resprecare business. The final payment of $0.7 million was made in January 2006.

The acquisition was accounted for using purchase accounting and accordingly, the results of operations of Resprecare were included within our consolidated financial statements from December 1, 2004. An amount of $4.4 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $2.8 million, was recorded as goodwill, which is tax deductible. An independent third party has completed a valuation of identifiable intangible assets associated with the Resprecare acquisition. As a result of this valuation, $1.7 million was recorded as a customer relationship intangible asset and is being amortized over its estimated useful life of seven years.

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

F31

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

In March 2006, an Australian university made a demand that we pay extra royalties pursuant to a current patent license agreement. We rejected the demand and the University has agreed to discuss its position. We do not consider the claim to have merit. We do not expect the outcome of this demand to have an adverse material effect on our consolidated financial statements.

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

The value of IPR&D was calculated by identifying research projects in areas for which technological feasibility had not been established, estimating the costs to develop the purchased in process technology into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value and applying the reduced percentage completion of the projects thereto. The discount rate used in the analysis was 25%, which was based on the risk profile of the acquired assets.

As of the date of acquisition, these projects had estimated costs to complete totaling approximately $1.1 million. The projects were in various stages of development but are expected to reach completion at various dates ranging from one to three years.

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

F32

Schedule II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JUNE 30, 2006, 2005 AND 2004

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at end of period

Year ended June 30, 2006

Applied against asset account
Allowance for doubtful accounts	$3,199	1,577	(131)	$4,645

Year ended June 30, 2005

Applied against asset account
Allowance for doubtful accounts	$3,197	611	(609)	$3,199

Year ended June 30, 2004

Applied against asset account
Allowance for doubtful accounts	$2,474	1,178	(455)	$3,197

See accompanying report of independent registered public accounting firm.

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED September 8, 2006

ResMed Inc.

/S/ PETER C. FARRELL
Peter C. Farrell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ PETER C. FARRELL Peter C. Farrell	Chief Executive Officer, President, Chairman of the Board (Principal Executive Officer)	September 8, 2006

/S/ BRETT A. SANDERCOCK Brett A. Sandercock	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 8, 2006

/S/ CHRISTOPHER G. ROBERTS Christopher G. Roberts	Director	September 8, 2006

/S/ MICHAEL A. QUINN Michael A. Quinn	Director	September 8, 2006

/S/ GARY W. PACE Gary W. Pace	Director	September 8, 2006

/S/ DONAGH MCCARTHY Donagh McCarthy	Director	September 8, 2006

/S/ RICHARD SULPIZIO Richard Sulpizio	Director	September 8, 2006

/S/ RON TAYLOR Ron Taylor	Director	September 8, 2006

/S/ JOHN P. WAREHAM John P. Wareham	Director	September 8, 2006

S-1

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

3.1	Certificate of Incorporation of Registrant, as amended (1)

3.2	By-laws of Registrant (1)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.2	Rights agreement dated as of April 23, 1997 (2)

4.3	Indenture dated as of June 20, 2001, between ResMed Inc. and American Stock Transfer & Trust Company (5)

4.4	Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC (5)

4.5	Registration Rights Agreement dated as of May 14, 2002 between ResMed Inc., and Mr Leslie Hoffman (6)

10.1	1995 Stock Option Plan (1)

10.2	1997 Equity Participation Plan (3)

10.3	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended (1)

10.5	Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994 (1)

10.6	Lease for 10121 Carroll Canyon Road, San Diego CA 92131-1109, USA (4)

10.7	Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia (5)

10.8	Employment Agreement dated as of May 14, 2002, between Servo Magnetics Acquisition Inc., and Mr Leslie Hoffman (6)

10.9	Agreement for the purchase of Lot 6001, Norwest Business Park, Baulkham Hills, Australia (6)

10.10	2003 Employee Stock Purchase Plan (7)

10.11	Loan Agreement between ResMed Limited and HSBC Bank Australia Limited (11)

10.12	Saime Purchase Agreement (11)

10.13	First Amended and Restated Loan Agreement, dated as of November 1, 2005, by and among ResMed Corp., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.14	Security Agreement, dated as of November 1, 2005, by and between ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.15	Continuing Guaranty, dated as of November 1, 2005, by and between ResMed Inc and Union Bank of California, N.A. (8)

10.16	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.17	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.18	Second Amended and Restated Loan Agreement, dated March 13, 2006, by and among ResMed Corp., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (9)

10.19	Syndicated Facility Agreement, dated as of June 8, 2006, by and between ResMed Limited and HSBC Bank Australia Limited (10)

10.20	Deed of Guaranty and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH (10)

10.21	Deed of Guaranty and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (10)

10.22	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed (UK) Limited and HSBC Bank plc (10)

10.23	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed Limited and HSBC Bank Australia Limited (10)

21.1	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent and Report on Schedule

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed on April 25, 1997.
(3)	Incorporated by reference to the Registrant’s 1997 Proxy Statement.
(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 1998.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2001.
(6)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2002.
(7)	Incorporated by reference to the Registrant’s 2003 Proxy Statement.
(8)	Incorporated by reference to the Registrant’s Form 8-K dated November 8, 2005.
(9)	Incorporated by reference to the Registrant’s Form 8-K dated March 13, 2006.
(10)	Incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006.
(11)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 2005.