Form 10-Q
period 2006-09-30
RESMED INC
filed 2006-11-08
CIK 943819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

001-15317

(Commission file number)

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

At November 1, 2006 there were 76,039,801 shares of Common Stock ($0.004 par value) outstanding. This number excludes 2,254,918 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in US$ thousands, except share and per share data)

	September 30, 2006	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$201,155	$219,544
Marketable securities available-for-sale (note 3)	20,000	—
Accounts receivable, net of allowance for doubtful accounts of $4,902 at September 30, 2006 and $4,645 at June 30, 2006	129,912	138,147
Inventories, net (note 4)	122,965	116,194
Deferred income taxes	32,443	26,636
Prepaid expenses and other current assets	11,474	9,763

Total current assets	517,949	510,284

Property, plant and equipment, net (note 6)	265,078	245,376
Goodwill (note 7)	193,847	195,612
Other intangibles (note 8)	47,067	48,897
Other assets	7,067	7,052

Total noncurrent assets	513,059	496,937

Total assets	$1,031,008	$1,007,221

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,180	$45,045
Accrued expenses	40,208	40,901
Deferred revenue	15,276	15,344
Income taxes payable	25,772	22,841
Current portion of long-term debt (note 9)	4,825	4,869

Total current liabilities	121,261	129,000

Noncurrent liabilities:
Deferred income taxes	11,431	12,377
Deferred revenue	11,372	11,484
Long-term debt (note 9)	115,484	116,212

Total noncurrent liabilities	138,287	140,073

Total liabilities	259,548	269,073

Commitments and contingencies (notes 12 and 13)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 100,000,000 shares authorized; issued and outstanding 75,988,324 at September 30, 2006 and 75,670,316 at June 30, 2006 (excluding 2,254,918 and 2,254,918 shares held as Treasury Stock, respectively)	304	303
Additional paid-in capital	362,850	353,464
Retained earnings	395,651	370,652
Treasury stock, at cost	(41,405)	(41,405)
Accumulated other comprehensive income (note 5)	54,060	55,134

Total stockholders’ equity	771,460	738,148

Total liabilities and stockholders’ equity	$1,031,008	$1,007,221

See the accompanying notes to the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(in US$ thousands, except share and per share data)

	Three Months Ended September 30,
	2006	2005
Net revenues	$163,605	$127,127
Cost of sales (A)	62,309	47,008

Gross profit	101,296	80,119

Operating expenses:
Selling, general and administrative (A)	53,444	44,680
Research and development (A)	10,855	8,425
Amortization of acquired intangible assets	1,681	1,545
Restructuring expenses (note 10)	—	956

Total operating expenses	65,980	55,606

Income from operations	35,316	24,513

Other income (expense), net:
Interest income (expense), net	1,497	(937)
Other, net	(574)	291

Total other income (expense), net	923	(646)

Income before income taxes	36,239	23,867
Income taxes	11,240	7,425

Net income	$24,999	$16,442

Basic earnings per share	$0.33	$0.23
Diluted earnings per share (note 2-j)	$0.32	$0.23
Basic shares outstanding (000’s)	75,897	70,352
Diluted shares outstanding (000’s)	78,056	76,277

(A) Includes stock-based compensation costs as follows:

Cost of sales	$306	$—
Selling, general and administrative	2,870	2,875
Research and development	448	516

Total stock-based compensation costs	$3,624	$3,391

See the accompanying notes to the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in US$ thousands)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$24,999	$16,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,626	9,567
Stock-based compensation costs	3,624	3,391
Amortization of deferred borrowing costs	81	270
Provision for warranties	577	277
Foreign currency options revaluation	653	529
Tax benefit from stock option exercises	(1,546)	(1,460)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	7,218	769
Inventories, net	(5,188)	(10,552)
Prepaid expenses, deferred income taxes and other current assets	(6,396)	(4,549)
Accounts payable, accrued expenses and other liabilities	(8,516)	1,256

Net cash provided by operating activities	26,132	15,940

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,146)	(39,573)
Capitalized interest	(351)	(124)
Patent registration costs	(761)	(710)
Purchases of non-trading investments	(631)	(612)
Cash paid for acquisitions, including acquisition costs	(323)	(2,483)
Purchases of marketable securities—available-for-sale	(20,000)	(4,499)

Net cash used in investing activities	(50,212)	(48,001)

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	4,354	8,921
Tax benefit from stock option exercises	1,546	1,460
Proceeds from borrowings, net of borrowing costs	—	10,000
Repayment of assumed borrowings from acquisitions	—	(469)

Net cash provided by financing activities	5,900	19,912

Effect of exchange rate changes on cash	(209)	(307)

Net decrease in cash and cash equivalents	(18,389)	(12,456)
Cash and cash equivalents at beginning of period	219,544	142,185

Cash and cash equivalents at end of period	$201,155	$129,729

Supplemental disclosure of cash flow information:
Income taxes paid	$13,007	$10,980
Interest paid	1,429	580

Fair value of assets acquired in acquisition	$—	$2,552
Liabilities assumed	—	(1,871)
Goodwill on acquisition	—	1,785
Net acquisition costs paid	323	17

Cash paid for acquisition, including acquisition costs	$323	$2,483

See the accompanying notes to the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

The condensed consolidated financial statements for the three months ended September 30, 2006 and 2005 are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2006.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

We do not recognize revenues to the extent that we offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims, nor do we recognize revenues if we offer variable sale prices for subsequent events or activities. However, as part of our sales processes, we may provide upfront discounts for large orders, one-time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. The costs of all such programs are recorded as an adjustment to revenue. In our U.S. sales activities, we use a number of manufacturer representatives to sell our products. These representatives are paid a direct commission on sales and act as an integral component of our U.S. sales force. We do not sell our products to these representatives and do not recognize revenue on such shipments. Our products are predominantly therapy-based equipment and require no installation. As such, we have no significant installation obligations.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three months ended September 30, 2006, we capitalized $0.4 million of interest relating to such construction costs.

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2006. In conducting our review of goodwill impairment, we identified reporting units, being components of our operating segment, as each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on discounted cash flows and involved a two-step process as follows:

Step 1-	Compare the fair value for each reporting unit to its carrying value, including goodwill. For each reporting unit where the carrying value, including goodwill, exceeds the reporting unit's fair value, move on to step 2. If a reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(g)	Goodwill, Continued

Step 2-	Allocate the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the goodwill. Then, compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The results of the review indicated that no impaired goodwill existed at June 30, 2006.

(h)	Foreign Currency

The condensed consolidated financial statements of our non-U.S. subsidiaries, whose functional currencies are other than U.S. dollars, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at period-end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income, as described in Note 5, and are included in accumulated other comprehensive income in the condensed consolidated balance sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions denominated in other than the functional currency of the entity are reflected in operations.

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

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(j)	Earnings Per Share, Continued

The weighted average shares used to calculate basic earnings per share were 75,897,000 and 70,352,000 for the three months ended September 30, 2006 and 2005, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented and the assumed conversion of our convertible notes. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 2,159,000 and 2,188,000 for the three months ended September 30, 2006 and 2005, respectively. The assumed conversion of our convertible notes had the effect of increasing the number of shares used in the calculation by Nil and 3,737,000 for the three months ended September 30, 2006 and 2005, respectively.

Stock options of 250,000 and 345,000 for the three months ended September 30, 2006 and 2005 respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended September 30, 2006 and 2005 are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2006	2005
Numerator:
Net Income	$24,999	$16,442
Adjustment for interest and deferred borrowing costs, net of income tax effect (1)	—	821

Net Income, used in calculating diluted earnings per share	$24,999	$17,263
Denominator:
Basic weighted-average common shares outstanding	75,897	70,352
Effect of dilutive securities:
Stock options	2,159	2,188
Convertible subordinated notes	—	3,737

Diluted potential common shares	2,159	5,925

Diluted weighted average shares	78,056	76,277

Basic earnings per share	$0.33	$0.23
Diluted earnings per share	$0.32	$0.23

(1)	Diluted earnings per share has been calculated after adjusting the numerator (net income) by $Nil and $821,000 for the three months ended September 30, 2006 and 2005, respectively, for the effect of assumed conversion of our convertible notes, and the related reduction in interest expense, net of tax.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(k)	Financial Instruments

The carrying value of financial instruments such as cash and cash equivalents, marketable securities available-for-sale, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. Foreign currency option contracts are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

Our foreign currency derivatives portfolio represents a cash flow hedge program against the net cash flow of our international manufacturing operations. We have determined our hedge program to be a non-effective hedge as defined under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The foreign currency derivatives portfolio is recorded in the condensed consolidated balance sheets at fair value and included in other assets or other liabilities.

All movements in the fair value of the foreign currency derivatives are recorded within other income, net on our condensed consolidated statements of income.

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at September 30, 2006 and June 30, 2006 was $0.7 million and $1.2 million, respectively, which represents the positive fair value of options held by us and are included in other assets on the condensed consolidated balance sheets.

We held foreign currency option contracts with notional amounts totaling $163.0 million and $193.4 million at September 30, 2006 and June 30, 2006, respectively, to hedge foreign currency items. These contracts mature at various dates prior to June 2008.

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

At September 30, 2006 and June 30, 2006, the investments in debt securities were classified on the accompanying condensed consolidated balance sheet as marketable securities available-for-sale. These investments are diversified among high-credit quality securities in accordance with our investment policy and are principally comprised of corporate obligations.

As at September 30, 2006, contractual maturities of marketable securities available-for-sale were all due in less than one year.

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. The liability for warranty costs is included in accrued expenses in our condensed consolidated balance sheets. Changes in the liability for product warranty for the three months ended September 30, 2006 are as follows (in thousands):

Balance at June 30, 2006	$4,653
Warranty accruals for the three months ended September 30, 2006	875
Warranty costs incurred for the three months ended September 30, 2006	(298)
Foreign currency translation adjustments	(145)

Balance at September 30, 2006	$5,085

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(p)	Impairment of Long-lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(q)	Cost-method Investments

The aggregate carrying amount of our cost-method investments at September 30, 2006 and June 30, 2006, was $4.6 million and $4.1 million, respectively. These include investments in privately held service companies, research companies and publicly traded companies and are included in other assets in our condensed consolidated balance sheets. At September 30, 2006, we performed an analysis of the carrying value of these investments and an unrealized loss of $1.1 million was identified in relation to an investment in a public company. The severity of the impairment (fair value is approximately 34% less than the cost) and the duration of the impairment (less than 9 months) correlates with a devaluation in both the currency of the shares against the U.S. dollar and the actual share price. Because we have the ability and intent to hold this investment until a recovery of the fair value and because the decline in fair value is partly attributable to exchange rate movements, we do not consider this investment to be other-than-temporarily impaired at September 30, 2006. Except for the unrealized loss, we have determined that the fair value of the investments exceeds the carrying values.

(r)	Stock-based Employee Compensation

We have granted stock options to personnel, including officers and directors, under both our 1995 Option Plan and our 1997 Equity Participation Plan (collectively the “Plans”). These options have expiration dates of ten years from the date of grant and vest over three or four years. We granted these options with the exercise price equal to the market value as determined at the date of grant. We have also offered to our personnel, including officers and directors, the right to purchase shares of our common stock at a discount under our employee stock purchase plan (“ESPP”).

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-based Employee Compensation, Continued

As of July 1, 2005, we adopted SFAS No. 123(R), using the modified-prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and amortization of the fair value over the vesting period of the award. Under the modified prospective method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”. Such value is recognized as expense over the service period, net of estimated forfeitures, using the graded-attribution method for stock-based awards granted prior to July 1, 2005 and the straight-line method for stock-based awards granted after July 1, 2005.

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three months ended September 30,
	2006	2005
Stock options:
Weighted average grant date fair value	$16.92	$10.74
Weighted average risk-free interest rate	4.7 - 5.1%	3.9%
Expected option life in years	4.3 - 5.2	3.9 - 4.7
Expected volatility	27-30%	29%
ESPP purchase rights:
Weighted average risk-free interest rate	4.9%	2.3%
Expected option life in years	6 months	6 months
Expected volatility	41%	31%

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

The estimated fair value of marketable securities available-for-sale as of September 30, 2006 and June 30, 2006 are $20.0 million and $Nil, respectively. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(4)	Inventories

Inventories were comprised of the following at September 30, 2006 and June 30, 2006 (in thousands):

	September 30, 2006	June 30, 2006
Raw materials	$40,099	$41,979
Work in progress	3,554	3,520
Finished goods	79,312	70,695

	$122,965	$116,194

(5)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended September 30,
	2006	2005
Net income	$24,999	$16,442
Foreign currency translation losses	(1,074)	(1,338)

Comprehensive income	$23,925	$15,104

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of September 30, 2006 and June 30, 2006 (in thousands):

	September 30, 2006	June 30, 2006
Machinery and equipment	$55,622	$51,854
Computer equipment	56,368	52,277
Furniture and fixtures	21,887	21,572
Vehicles	2,991	2,795
Clinical, demonstration and rental equipment	43,693	40,615
Leasehold improvements	12,983	11,604
Land	56,099	55,946
Buildings	135,227	77,474
Construction in progress	2,347	46,710

	387,217	360,847
Accumulated depreciation and amortization	(122,139)	(115,471)

	$265,078	$245,376

(7)	Goodwill

Changes in the carrying amount of goodwill for the three months ended September 30, 2006, were as follows (in thousands):

Balance at July 1, 2006	$195,612
Foreign currency translation adjustments	(1,765)

Balance at September 30, 2006	$193,847

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(8)	Other Intangible Assets

Other intangible assets is comprised of the following as of September 30, 2006 (in thousands):

September 30, 2006
Developed/core product technology	$31,051
Accumulated amortization	(6,055)

Developed/core product technology, net of accumulated amortization	24,996

Trade names	1,647
Accumulated amortization	(321)

Trade names, net of accumulated amortization	1,326

Customer relationships	16,207
Accumulated amortization	(2,513)

Customer relationships, net of accumulated amortization	13,694

Patents	16,970
Accumulated amortization	(9,919)

Patents, net of accumulated amortization	7,051

Other intangibles, net of accumulated amortization	$47,067

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

In fiscal year 2005, as part of the acquisition of Saime, we recognized an intangible asset with respect to developed/core product technology. Specifically, this technology related to the design and architecture of the hardware and algorithms that formed part of Saime’s ventilation products and is the subject of patents and other intellectual property protections. This technology is separable from goodwill as it is capable of being sold, transferred or licensed. This represents proprietary know-how predominantly associated with the following portfolio of products that were technologically feasible at the date of acquisition:

(i)	Elisee Series: Combines all conventional ventilation modes and monitoring functions; and

(ii)	VS Series (including Serena, Ultra and Integra): A new generation of ventilators using new blower technology.

Both of these series of products continue to generate revenue which is consistent with the original expectations. Although no assurance can be given that the underlying assumptions used to value the acquired developed/core product technology will transpire as estimated, we remain confident in the assumptions used and, as a result, the net return of the Saime acquisition.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Long-term Debt

Long-term debt at September 30, 2006 and June 30, 2006 consists of the following (in thousands):

	September 30, 2006	June 30, 2006
Long-term loan	$4,752	$4,796
Capital lease	73	73

Current portion of long-term debt	$4,825	$4,869

Long-term loan	$114,975	$115,644
Capital lease	509	568

Noncurrent portion of long-term debt	$115,484	$116,212

Revolving Facility

On March 13, 2006, our wholly owned subsidiaries ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $75 million. Draws under the revolving loan must be made before March 1, 2011, at which time all unpaid principal and interest must be repaid. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At September 30, 2006, there were no amounts outstanding under the Loan Agreement.

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

The entire principal amount of the revolving loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related document or a 35% or more change in control of ResMed Inc., ResMed Corp., Servo Magnetics Inc. or ResMed EAP Holdings Inc. At September 30, 2006, we were in compliance with our debt covenants.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Long-term Debt, Continued

Syndicated Facility

On June 8, 2006, our wholly owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches (the “Syndicated Facility Agreement”).

Tranche A is a EUR 50 million five-year term loan facility that refinances all amounts outstanding under a syndicated facility agreement dated May 16, 2005 between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SA. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 44.5 million on June 30, 2007, EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At September 30, 2006, the Tranche A facility loan had an amount outstanding of USD 61.2 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At September 30, 2006, there were no amounts outstanding under the Tranche B facility loan agreement.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At September 30, 2006, the Tranche C facility loan had an amount outstanding of USD 58.3 million.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars for one year, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling for one year. At September 30, 2006, there were no amounts outstanding under these working capital agreements.

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

The obligations of ResMed Limited under the loan are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At September 30, 2006, we were in compliance with our debt covenants.

Capital Lease

As part of the acquisition of Saime SAS, we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

Details of contractual debt maturities at September 30, 2006 are as follows (in thousands):

		Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
Long-term Debt	$119,727	$4,752	$38,783	$12,991	$34,854	$—	$28,347
Capital Leases	582	73	73	73	73	73	217

Total	$120,309	$4,825	$38,856	$13,064	$34,927	$73	$28,564

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(10)	Restructuring Expenses

There were no restructuring expenses incurred during the quarter ended September 30, 2006 compared to $1.0 million ($0.6 million net of tax) incurred during the quarter ended September 30, 2005. The prior year restructuring expenses (predominantly one-time termination benefits) were associated with the integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have completed the relocation of our ResMed Germany operation (previously located in Moenchengladbach) to Munich and integration of the back office functions including customer service, logistics and administration. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

Following is a summary of the restructuring liabilities related to the restructure and integration of the separate operations of ResMed Germany and MAP into a single operating unit, that were recorded during the quarter ended September 30, 2006 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at July 1, 2006	$38	$100	$138
Cash payments	(9)	(21)	(30)
Foreign currency translation	—	(1)	(1)

Balance at September 30, 2006	$29	$78	$107

(11)	Stockholders’ Equity

Stock Options. We have granted stock options to personnel, including officers and directors, in accordance with both the 1995 Option Plan and the 1997 Equity Participation Plan (the “1997 Plan”). These options have expiration dates of ten years from the date of grant and vest over three or four years. We have granted these options with the exercise price equal to the market value as determined at the date of grant.

The total number of shares of our common stock authorized for issuance upon exercise of options and other awards, or upon vesting of restricted or deferred stock awards, under the 1997 Plan was initially established at 2,000,000 and increases at the beginning of each fiscal year, commencing on July 1, 1998, by an amount equal to 4% of our outstanding common stock on the last day of the preceding fiscal year. The maximum number of shares of our common stock issuable upon exercise of incentive stock options granted under the 1997 Plan cannot exceed 16,000,000. Furthermore, the maximum number of shares which may be subject to options, rights or other awards granted under the 1997 Plan to any individual in any calendar year cannot exceed 600,000.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(11)	Stockholders’ Equity, Continued

Stock Options, Continued. At September 30, 2006, there was $26.4 million in unrecognized compensation costs, related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.8 years. The aggregate intrinsic value of the options outstanding and the options exercisable at September 30, 2006 was $122.4 million and $92.3 million, respectively. The aggregate intrinsic value of the options exercised during the three months ended September 30, 2006, was $6.1 million. The total fair value of options that vested during the three months ended September 30, 2006, was $1.6 million. The following table summarizes option activity during the three months ended September 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at beginning of period	8,102,892	$24.26
Granted	204,800	46.53
Exercised	(217,678)	16.11
Forfeited	(51,558)	27.91

Outstanding at end of period	8,038,456	$25.02	7.1 years

Exercise price range of granted options		$40.68 – 47.75
Options exercisable at end of period	4,229,373	$18.42	5.6 years

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

During the three months ended September 30, 2006, we recognized $0.4 million of stock-based compensation expense associated with the ESPP.

Convertible Subordinated Notes. During the year ended June 30, 2006, and pursuant to the Indenture dated June 20, 2001 between us and American Stock Transfer & Trust Company, as trustee, holders of all of the 4% Convertible Subordinated Notes due 2006 converted the notes into an aggregate of 3,737,593 shares of our common stock, par value $0.004. The notes were converted into 33 shares of our common stock for each $1,000 principal amount of the notes, at a conversion price of $30.30 per share. The dilutive impact of these conversions has been reflected in the reported diluted earnings per share.

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

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not have a material adverse effect on our condensed consolidated financial statements taken as a whole.

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

On December 23, 2002, three former contractors of our subsidiary MAP Medizin-Technologie GmbH initiated proceedings in Munich 1 Regional Court (Proceedings No. 7 O 23286/02), petitioning the Court for a declaration of inventorship with respect to MAP German Patent Applications identified as No. 100 31 079 and 101 92 802.5 and European Patent Application No. EP 01 967 819.7. On March 10, 2005, the Court entered judgment in favor of the plaintiffs, finding that they should be identified as co-inventors in place of certain individual defendants. In April 2005, MAP filed an appeal of that decision. We do not expect the outcome of this litigation to have an adverse material effect on our condensed consolidated financial statements.

In March 2006, an Australian university made a demand that we pay extra royalties pursuant to a current patent license agreement. We rejected the demand and told the university we do not consider the claim to have merit. We are currently discussing with the university our respective positions. We do not expect the outcome of this demand to have an adverse material effect on our condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(13)	Business Acquisitions

Fiscal Year ended June 30, 2006

PolarMed Holding AS (“PolarMed”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of PolarMed, the holding company for PolarMed AS and its affiliates, on December 1, 2005, for net cash consideration of $6.5 million. This was comprised of $6.8 million in consideration less $0.3 million of cash acquired. Additionally, as part of the acquisition, we assumed debt of $1.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. The acquisition and the immediate repayment of the majority of the assumed debt were funded with cash on hand.

Pulmomed Medizinisch-Technische Geräte GmbH (“Pulmomed”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of Pulmomed on July 1, 2005, for net cash consideration of $2.5 million, including acquisition costs. Additionally, as part of the acquisition, we assumed debt of $1.0 million. Under the purchase agreement, we may also be required to make additional future payments of up to $0.9 million based on the achievement of certain performance milestones following the acquisition through June 30, 2007. Of the potential additional future payments included within the purchase agreement, $0.3 million was paid during the quarter ended September 30, 2006 as a result of the successful achievement of a performance milestone. This additional payment was accrued at June 30, 2006, which increased the total acquisition consideration to $2.8 million from $2.5 million and increased the amount recorded as goodwill by $0.3 million to $2.1 million.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. The words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and elsewhere in this report.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our annual report on Form 10-K, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.

Overview

The following is an overview of the results of operations for the three months ended September 30, 2006. It should be read together with the detail provided in the individual sections below. In this report, all share numbers and per share amounts have been retroactively adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Overview, Continued

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

During the quarter, our net revenue increased by 29% and gross profit increased by 26%, when compared to the quarter ended September 30, 2005. These results were primarily driven by increasing unit sales of our products. Diluted earnings per share for the quarter ended September 30, 2006 increased to $0.32 per share, up from $0.23 per share in the quarter ended September 30, 2005. Gross margin was 62% for the quarter ended September 30, 2006 compared to 63% for the same period in fiscal 2006. The reduction in gross margin is predominantly attributable to a change in the geographical mix of our sales with a higher percentage of sales in North and Latin America, which typically generate lower margins relative to our international sales. For the quarter ended September 30, 2006, we recognized acquisition related amortization expenses and stock-based compensation costs of $1.7 million and $3.6 million, respectively.

Net Revenue

Net revenue increased for the three months ended September 30, 2006 to $163.6 million from $127.1 million for the three months ended September 30, 2005, an increase of $36.5 million or 29%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $2.5 million during the three months ended September 30, 2006.

Net revenue in North and Latin America increased for the quarter ended September 30, 2006 to $89.6 million from $66.9 million for the three months ended September 30, 2005, an increase of $22.7 million or 34%. This growth has been generated by increased public and physician awareness of sleep-disordered breathing together with our continued investment in our sales force and marketing initiatives. Recent product releases, in particular our Mirage Swift mask and our new flow generator platform, the S8, have also contributed strongly to our sales growth.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, continued

Net revenue in international markets for the quarter ended September 30, 2006 increased to $74.0 million from $60.2 million compared to quarter ended September 30, 2005, an increase of $13.8 million or 23%. International sales growth in the quarter ended September 30, 2006 predominantly reflects organic growth in the overall sleep-disordered breathing market and the positive impact from movements in international currencies against the U.S. dollar. Excluding the impact of movements in international currencies, international sales grew by 19%.

Revenue from sales of flow generators for the quarter ended September 30, 2006 totaled $82.3 million, an increase of 28% compared to the quarter ended September 30, 2005, including increases of 34% in North and Latin America and 24% elsewhere. Revenue from sales of mask systems, motors and other accessories totaled $81.3 million, an increase of 29%, including increases of 34% in North and Latin America and 21% elsewhere, for the quarter ended September 30, 2006, compared to the quarter ended September 30, 2005. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

Gross Profit

Gross profit increased for the quarter ended September 30, 2006 to $101.3 million from $80.1 million for the quarter ended September 30, 2005, an increase of $21.2 million or 26%. Gross profit as a percentage of net revenue for the quarter ended September 30, 2006 was 62%, compared to 63% for the quarter ended September 30, 2005. The lower gross margin is primarily due to a change in the geographical mix of our sales with a higher percentage of sales in North and Latin America, which typically generate lower margins relative to our international sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2006 to $53.4 million from $44.7 million for the three months ended September 30, 2005, an increase of $8.7 million or 20%. Stock-based compensation expenses of $2.9 million and $2.9 million, have been included within the selling, general and administrative expenses for the three months ended September 30, 2006 and 2005, respectively. Selling, general and administrative expenses, as a percentage of net revenue, were 33% for the three months ended September 30, 2006 compared to 35% for the three months ended September 30, 2005.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth, the acquisition of Polarmed, continued infrastructure investment, particularly in our European businesses, and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to net appreciation of international currencies against the US dollar, which added approximately $1.1 million to our expenses as reported in US dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to continue in the range of 31% to 34%, including stock-based compensation expense.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2006 to $10.9 million from $8.4 million for the three months ended September 30, 2005, an increase of $2.5 million or 29%. Stock-based compensation expenses of $0.4 million and $0.5 million, have been included within research and development expenses for the three months ended September 30, 2006 and 2005, respectively. Research and development expenses, as a percentage of net revenue, were 7%, for the three months ended September 30, 2006, which is consistent with the three months ended September 30, 2005.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, increased charges for consulting fees and an increase in technical assessments incurred to facilitate development of new products. As a percentage of net revenue, we expect our future research and development expense to continue in the range of 6% to 7%, including stock-based compensation expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2006 totaled $1.7 million ($1.5 million for the three months ended September 30, 2005) and related to acquired intangible assets associated with the acquisitions of Pulmomed, Saime, Hoefner, Resprecare and Polarmed.

Restructuring Expenses

There were no restructuring expenses incurred during the quarter ended September 30, 2006 compared to $1.0 million ($0.6 million net of tax) incurred during the quarter ended September 30, 2005. The prior year restructuring expenses were mainly associated with the integration of the separate operations of ResMed Germany and MAP into a single operating unit. This restructure is now complete.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

Our effective income tax rate decreased to approximately 31.0% for the three months ended September 30, 2006 from approximately 31.1% for the three months ended September 30, 2005. The lower tax rate was primarily due to the geographical mix of taxable income with a greater proportion of our income being generated in lower tax rate jurisdictions. We continue to benefit from the relatively low Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate a majority of our taxable income in Australia.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2006 increased to net income of $0.9 million compared to net expense of $0.6 million for the three months ended September 30, 2005. This was predominantly due to higher interest income on additional cash balances and the lower interest expense due to the reduction in our convertible debt, which was converted into equity during the quarter ended March 31, 2006.

Net Income

As a result of the factors above, our net income for the three months ended September 30, 2006 was $25.0 million or $0.32 per diluted share compared to net income of $16.4 million or $0.23 per diluted share for the three months ended September 30, 2005. The stock-based compensation expense and amortization of acquired intangible assets described above constituted a reduction of $0.05 and $0.05 per diluted share on an after-tax basis for the three months ended September 30, 2006 and 2005, respectively.

Business Acquisitions

PolarMed Holding AS (“PolarMed”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of PolarMed, the holding company for PolarMed AS and its affiliates, on December 1, 2005, for net cash consideration of $6.5 million. This was comprised of $6.8 million in consideration less $0.3 million of cash acquired. Additionally, as part of the acquisition we assumed debt of $1.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. The acquisition and the immediate repayment of the majority of the assumed debt were funded with cash on hand.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Acquisitions, Continued

Pulmomed Medizinisch-Technische Geräte GmbH (“Pulmomed”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of Pulmomed on July 1, 2005, for net cash consideration of $2.5 million, including acquisition costs. Additionally, as part of the acquisition we assumed debt of $1.0 million. Under the purchase agreement, we may also be required to make additional future payments of up to $0.9 million based on the achievement of certain performance milestones following the acquisition through June 30, 2007. Of the potential additional future payments included within the purchase agreement, $0.3 million was paid during the quarter ended September 30, 2006 as a result of the successful achievement of a performance milestone. This additional payment was accrued at June 30, 2006, which increased the total acquisition consideration to $2.8 million from $2.5 million and increased the amount recorded as goodwill by $0.3 million to $2.1 million.

Liquidity and Capital Resources

As of September 30, 2006 and June 30, 2006, we had cash and cash equivalents and marketable securities available-for-sale of $221.2 million and $219.5 million, respectively. Working capital was $396.7 million and $381.3 million at September 30, 2006 and June 30, 2006, respectively.

Inventories at September 30, 2006 increased by $22.1 million or 22% to $123.0 million compared to September 30, 2005 inventories of $100.9 million. The percentage increase in inventories was lower than the 29% increase in revenues in the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005, which reflects strong sales and improved working capital management.

Accounts receivable at September 30, 2006 were $129.9 million, an increase of $26.9 million or 26% over the September 30, 2005 accounts receivable balance of $103.0 million. This increase was lower than the 29% incremental increase in revenues for the three months ended September 30, 2005 and predominantly reflects our improved working capital management whilst maintaining our growth in revenues. Account receivable days outstanding were 70 days for the quarter ended September 30, 2006, compared to 71 days for the quarter ended September 30, 2005. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2006 and June 30, 2006 was 3.6% and 3.3%, respectively. The credit quality of our customers remains consistent with our past experience.

During the three months ended September 30, 2006, we generated cash of $26.1 million from operations, primarily as a result of the increase in net income and improved working capital management. The cash generated from operations included a reduction of $1.5 million for both periods due to the adoption of SFAS 123(R) as tax benefits associated with employee stock options exercised during the quarter are required to be included within cashflows from financing activities.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Capital expenditures for the three months ended September 30, 2006, and 2005 aggregated $28.1 million and $39.6 million respectively. The capital expenditures for the three months ended September 30, 2006 primarily reflected the construction of our new research and development and office facilities, computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $265.1 million at September 30, 2005 compared to $245.4 million at June 30, 2006.

During the three months ended September 30, 2006, we completed the construction of our new research and development and office facilities at our existing site in Sydney, Australia. We incurred construction costs of $12.0 million to complete our new building during the three months ended September 30, 2006. We currently are assessing the feasibility of extending the size and capacity of our warehouse and manufacturing facility and we estimate that this additional construction will cost approximately $9.6 million. We expect to fund the project through a combination of cash on hand and cash generated from operations.

On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearney Mesa, San Diego will allow us to develop a new corporate headquarters. We are currently evaluating building options in relation to our new corporate headquarters.

Details of contractual obligations at September 30, 2006 are as follows:

		Payments Due by Period
In $000’s	Total	Sep 2007	Sep 2008	Sep 2009	Sep 2010	Sep 2011	Thereafter
Long-Term Debt	$119,727	$4,752	$38,783	$12,991	$34,854	$—	$28,347
Operating Leases	24,081	8,804	5,117	4,061	2,764	2,385	950
Capital Leases	582	73	73	73	73	73	217
Unconditional Purchase Obligations	11,264	11,264	—	—	—	—	—

Total Contractual Cash Obligations	$155,654	$24,893	$43,973	$17,125	$37,691	$2,458	$29,514

Details of other commercial commitments as at September 30, 2006 are as follows:

		Amount of Commitment Expiration Per Period
In $000’s	Total	Sep 2007	Sep 2008	Sep 2009	Sep 2010	Sep 2011	Thereafter
Standby Letters of Credit	$34	$34	$—	$—	$—	$—	$—
Guarantees*	2,349	263	—	—	—	—	2,086

Total Commercial Commitments	$2,383	$297	$—	$—	$—	$—	$2,086

*	The above guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $75 million. The Loan Agreement also contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and that certain of our subsidiaries maintain a minimum EBITDA and liquidity. We are currently in compliance with all of these covenants. Draws under the revolving loan must be made before March 1, 2011, at which time all unpaid principal and interest must be repaid. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At September 30, 2006 there were no amounts outstanding under the Loan Agreement.

Syndicated Facility

On June 8, 2006, our wholly-owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches.

Tranche A is a EUR 50 million term loan facility that refinances all amounts outstanding under a previous syndicated facility agreement dated May 16, 2005 between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SA). Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the “ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 44.5 million on June 30, 2007, EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At September 30, 2006, the Tranche A facility loan had an amount outstanding of USD 61.2 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At September 30, 2006, there were no amounts outstanding under the Tranche B facility loan agreement.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At September 30, 2006, the Tranche C facility loan had an amount outstanding of USD 58.3 million.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Long-Term Debt, Continued

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars for one year, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling for one year. At September 30, 2006, there were no amounts outstanding under these working capital agreements.

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

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations, our $75 million undrawn revolving line of credit with Union Bank of California and our $25.5 million undrawn facilities with HSBC

The results of our international operations are affected by changes in exchange rates between currencies. Changes in exchange rates may negatively affect our consolidated net revenue and gross profit margins from international operations. We are exposed to the risk that the dollar value equivalent of anticipated cash flows would be adversely affected by changes in foreign currency exchange rates. We manage this risk through foreign currency option contracts.

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

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Principles and Estimates, Continued

(7) Stock-Based Compensation. In accordance with the modified prospective method of SFAS No. 123 (R), we measure the compensation of all stock-based awards at fair value on the date of grant. Such value is recognized as compensation expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including the type of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

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

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are assessing the potential impact that the adoption of this standard will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”, which requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements but do not expect the impact to be material.

Off-Balance Sheet Arrangements

As of September 30, 2006, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

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

The table below provides information in U.S. dollar equivalents on our foreign-currency-denominated financial assets by legal entity functional currency as at September 30, 2006 (in thousands):

Foreign Currency Financial Assets

	Aust Dollar	US Dollar	Euro	Great Britain Pound	Singapore Dollar	New Zealand Dollar	Swedish Krona	Swiss Franc
AUD Functional Currency Entities:
Assets	$—	$97,050	$90,888	$15,884	$757	$1,305	$962	$2,308
Liability	—	(50,680)	(90,452)	(180)	(73)	(244)	—	—

Net Total	—	46,370	436	15,704	684	1,061	962	2,308

USD Functional Currency Entities:
Assets	41,849	—		—	—	—	—	—
Liability	—	—	—	—	—	—	—	—

Net Total	41,849	—		—	—	—	—	—

Euro Functional Currency Entities:
Assets		4,125	—	—	—	—	—	—
Liability	(5)	(146)	—	(226)	—	—	—	—

Net Total	(5)	3,979	—	(226)	—	—	—	—

GBP Functional Currency Entities:
Assets	—	690	6,976	—	—	—	—	—
Liability	(21)	—	(1,051)	—	—	—	—	(606)

Net Total	(21)	690	5,925	—	—	—	—	(606)

CHF Functional Currency Entities:
Assets		1	16	3	—	—	—	—
Liability	—	(19)	(216)	(98)	—	—	—	—

Net Total		(18)	(200)	(95)	—	—	—	—

SEK Functional Currency Entities:
Assets	—	—	—	—	—	—	—	—
Liability	—	(1,316)	(71)	(25)	—	—	—	—

Net Total	—	(1,316)	(71)	(25)	—	—	—	—

PART I - FINANCIAL INFORMATION	Item 3

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

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at September 30, 2006. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates) Foreign Exchange Call Options	FY 2007	FY 2008	Total	Fair Value Assets / (Liabilities)
				Sept 30, 2006	June 30, 2006
Receive AUD/Pay USD
Option amount	$94,500	$21,000	$115,500	$652	$1,035
Ave. contractual exchange rate	AUD1 = USD 0.778	AUD1 = USD 0.772	AUD$1 = USD 0.777
Receive AUD/Pay Euro
Option amount	$39,923	$7,604	$47,527	$56	$144
Ave. contractual exchange rate	AUD $1 = Euro 0.644	AUD$1 = Euro 0.622	AUD$1 = Euro 0.640

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, marketable securities and debt.

At September 30, 2006, we maintain a short-term investment portfolio containing financial instruments that have original maturities of less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase

At September 30, 2006, we had total long-term debt, including the current portion of those obligations, of $120.3 million. Of this debt, $119.7 million is at variable interest rates and $0.6 million is subject to fixed interest rates.

A hypothetical 10% change in interest rates during the three months ended September 30, 2006, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

PART I - FINANCIAL INFORMATION	Item 4

RESMED INC. AND SUBSIDIARIES

Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

Refer to Note 12 to the Condensed Consolidated Financial Statements

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which was filed with the Securities and Exchange Commission and describes the various risks and uncertainties to which we are or may become subject. At September 30, 2006, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2006.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended September 30, 2006:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Opening balance at July 1, 2006	2,254,918	$18.36	2,254,918	5,745,082
July 2006	Nil	—	—	—
August 2006	Nil	—	—	—
September 2006	Nil	—	—	—
Closing balance at September 30, 2006	2,254,918	$18.36	2,254,918	5,745,082

(1)	On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of our outstanding common stock. For the three months ended September 30, 2006 and 2005, we repurchased nil and nil shares at a cost of $nil and $nil, respectively. Since the inception of the share buyback program, we have repurchased 2,254,918 shares at a cost of $41.4 million.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2006

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman and Chief Executive Officer

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer