Form 10-Q
period 2006-12-31
RESMED INC
filed 2007-02-08
CIK 943819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer, see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ x ]    Accelerated filer [    ]    Nonaccelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]    No [ x ]

As of February 1, 2007, 76,802,425 shares of Common Stock ($0.04 par value) were outstanding. This number excludes 2,254,918 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of December 31, 2006 and June 30, 2006	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months Ended December 31, 2006 and 2005 and the Six Months Ended December 31, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended December 31, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures About Market and Business Risk	40

Item 4	Controls and Procedures	42

Part II	Other Information

Item 1	Legal Proceedings	43

Item 1A	Risk Factors	43

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3	Defaults Upon Senior Securities	43

Item 4	Submission of Matters to a Vote of Security Holders	43

Item 5	Other Information	44

Item 6	Exhibits	44

	Signatures	45

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2006	June 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$232,668	$219,544
Marketable securities available-for-sale (note 3)	21,950	-
Accounts receivable, net of allowance for doubtful accounts of $4,710 at December 31, 2006 and $4,645 at June 30, 2006	143,596	138,147
Inventories, net (note 4)	141,876	116,194
Deferred income taxes	35,492	26,636
Prepaid expenses and other current assets	15,326	9,763

Total current assets:	590,908	510,284

Property, plant and equipment, net (note 6)	282,283	245,376
Goodwill (note 7)	202,311	195,612
Other intangibles (note 8)	48,000	48,897
Other assets	8,840	7,052

Total non current assets	541,434	496,937

Total assets	$1,132,342	$1,007,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,485	$45,045
Accrued expenses	46,363	40,901
Deferred revenue	17,633	15,344
Income taxes payable	15,766	22,841
Current portion of long-term debt (note 9)	38,424	4,869

Total current liabilities	163,671	129,000

Non current liabilities:
Deferred income taxes	10,629	12,377
Deferred revenue	12,098	11,484
Long-term debt (note 9)	95,124	116,212

Total non current liabilities	117,851	140,073

Total liabilities	281,522	269,073

Commitments and contingencies (notes 12 and 13)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-

Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares	-	-
authorized; none issued	-	-

Common stock, $0.004 par value, 100,000,000 shares authorized; issued and outstanding 76,699,138 at December 31, 2006 and 75,670,316 at June 30, 2006 (excluding 2,254,918 and 2,254,918 shares held as treasury stock, respectively)	307	303

Additional paid-in capital	386,616	353,464
Retained earnings	424,646	370,652
Treasury stock, at cost	(41,405)	(41,405)
Accumulated other comprehensive income (note 5)	80,656	55,134

Total stockholders’ equity	850,820	738,148

Total liabilities and stockholders’ equity	$1,132,342	$1,007,221

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Net revenues	$178,428	$146,416	$342,033	$273,543
Cost of sales (A)	66,670	54,690	128,979	101,698

Gross profit	111,758	91,726	213,054	171,845

Operating expenses:
Selling, general and administrative (A)	57,336	48,894	110,780	93,574
Research and development (A)	12,028	8,588	22,883	17,013
Donation to foundation	-	255	-	255
Amortization of acquired intangible assets	1,702	1,545	3,383	3,090
Restructuring expenses (note 10)	-	168	-	1,124

Total operating expenses	71,066	59,450	137,046	115,056

Income from operations	40,692	32,276	76,008	56,789

Other income (expense), net:
Interest income (expense), net	1,486	(754)	2,983	(1,691)
Other, net	67	1,025	(507)	1,316

Total other income (expense), net	1,553	271	2,476	(375)

Income before income taxes	42,245	32,547	78,484	56,414
Income taxes	13,250	10,233	24,490	17,658

Net income	$28,995	$22,314	$53,994	$38,756

Basic earnings per share	$0.38	$0.31	$0.71	$0.55
Diluted earnings per share (note 2-j)	$0.37	$0.30	$0.69	$0.53

Basic shares outstanding (000’s)	76,358	70,922	76,300	70,623
Diluted shares outstanding (000’s)	78,142	77,183	78,271	76,716

(A) Includes stock-based compensation costs as follows:
Cost of sales	$285	$213	$591	$213
Selling, general and administrative	3,787	3,576	6,657	6,451
Research and development	543	533	991	1,049

Total stock-based compensation costs	$4,615	$4,322	$8,239	$7,713

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Six Months Ended December 31,
	2006	2005

Cash flows from operating activities:
Net income	$53,994	$38,756

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,626	19,236
Stock-based compensation costs	8,239	7,713
Amortization of deferred borrowing costs	120	472
Write-down of cost-method investment	-	530
Provision for warranties	786	417
Foreign currency options revaluation	(647)	2,204
Tax benefit from stock option exercises	(7,370)	(1,929)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(2,995)	(9,238)
Inventories, net	(18,989)	(17,182)
Prepaid expenses, net deferred income taxes and other current assets	(12,302)	(10,191)
Accounts payable, accrued expenses and other liabilities	233	99

Net cash provided by operating activities	43,695	30,887

Cash flows from investing activities:
Purchases of property, plant and equipment	(45,097)	(63,160)
Capitalized interest	(351)	(341)
Patent registration costs	(2,013)	(1,477)
Purchase of non trading investments	(994)	(1,593)
Cash paid for acquisitions, net of cash acquired of $ Nil ($262 in 2005)	(580)	(9,097)
Purchases of marketable securities – available-for-sale	(21,950)	(2,493)

Net cash used in investing activities	(70,985)	(78,161)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	17,857	17,782
Tax benefit from stock option exercises	7,370	1,929
Proceeds from borrowings, net of borrowing costs	9,589	30,000
Repayment of assumed borrowings from acquisitions	-	(2,196)

Net cash provided by financing activities	34,816	47,515

Effect of exchange rate changes on cash	5,598	(2,144)

Net increase (decrease) in cash and cash equivalents	13,124	(1,903)
Cash and cash equivalents at beginning of period	219,544	142,185

Cash and cash equivalents at end of period	232,668	140,282

Supplemental disclosure of cash flow information:
Income taxes paid	35,527	26,745
Interest paid	2,883	3,500

Fair value of assets acquired in acquisitions	$-	$10,342
Liabilities assumed	-	(7,528)
Goodwill on acquisition	1,587	6,961
Net acquisition costs accrued	(1,007)	(416)

Cash paid for acquisitions, including acquisition costs	$580	$9,359

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

The condensed consolidated financial statements for the three months ended December 31, 2006 and 2005 and the six months ended December 31, 2006 and 2005 are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2006.

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

Revenue on product sales is generally recorded upon shipment, at which time title transfers to the customer. Revenue on product sales, which requires customer acceptance, is not recorded until acceptance is received. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized ratably over the life of the service contract. Revenue received in advance from rental unit contracts is initially deferred and recognized ratably over the life of the rental contract. Revenue from sale of marketing or distribution rights is initially deferred and recognized ratably as revenue over the life of the contract. Freight charges billed to customers are included in revenue. All freight-related expenses are charged to cost of sales.

We do not recognize revenues to the extent that we offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims, nor do we recognize revenues if we offer variable sale prices for subsequent events or activities. However, as part of our sales processes, we may provide upfront discounts for large orders, one-time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. The costs of all such programs are recorded as an adjustment to revenue. In our U.S. sales activities, we use a number of manufacturer representatives to sell our products. These representatives are paid a direct commission on sales and act as an integral component of our U.S. sales force. We do not sell our products directly to these representatives and therefore, do not recognize revenue on such shipments. Our products consist predominantly of therapy-based equipment and require no installation. As such, we have no significant installation obligations.

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

Property, plant and equipment, including rental equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, generally two to ten years except for buildings, which are depreciated over an estimated useful life of 40 years. Straight-line and accelerated methods of depreciation are used for tax purposes. Maintenance and repairs are charged to expense as incurred.

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three months and six months ended December 31, 2006, we capitalized $Nil and $0.4 million, respectively, of interest relating to such construction costs.

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

We conducted our annual review for goodwill impairment as at June 30, 2006. In conducting our review of goodwill impairment, we identified reporting units, being components of our operating segment, as each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on discounted cash flows and involved a two-step process as follows:

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

The consolidated financial statements of our non-U.S. subsidiaries, whose functional currencies are other than U.S. dollars, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than U.S. dollars are translated at period-end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income, as described in Note 5, and are included in accumulated other comprehensive income in the condensed consolidated balance sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions denominated in other than the functional currency of the entity are reflected in operations.

(i)	Research and Development

All research and development costs are expensed in the period incurred.

(j)	Earnings Per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), as amended by SFAS No. 123(R), “Share Based Payments” (“SFAS 123 (R)”). SFAS 128 requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, net income is adjusted for the after-tax amount of interest associated with convertible debt, and the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and convertible notes.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(j)	Earnings Per Share

The weighted average shares used to calculate basic earnings per share were 76,358,000 and 70,922,000 for the three months ended December 31, 2006 and 2005, respectively, and were 76,300,000 and 70,623,000 for the six months ended December 31, 2006 and 2005, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented and the assumed conversion of our convertible notes. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,784,000 and 2,524,000 for the three months ended December 31, 2006 and 2005, respectively, and 1,971,000 and 2,356,000 for the six months ended December 31, 2006 and 2005, respectively. The assumed conversion of our convertible notes had the effect of increasing the number of shares used in the calculation by Nil and 3,737,000 for the three months ended December 31, 2006 and 2005, respectively, and Nil and 3,737,000 for the six months ended December 31, 2006 and 2005, respectively.

Stock options of 497,000 and 268,000 for the three months ended December 31, 2006 and 2005, respectively, and stock options of 748,000 and 613,000 for the six month periods ended December 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the periods ended December 31, 2006 and 2005 are calculated as follows (in thousands except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Numerator:
Net Income	$28,995	$22,314	$53,994	$38,756
Adjustment for interest and deferred borrowing costs, net of income tax effect	-	839	-	1,660
Net Income, used in calculating diluted earnings per share	$28,995	$23,153	$53,994	$40,416
Denominator:
Basic weighted-average common shares outstanding	76,358	70,922	76,300	70,623
Effect of dilutive securities:
Stock options	1,784	2,524	1,971	2,356
Convertible subordinated notes	-	3,737	-	3,737
Diluted potential common shares	1,784	6,261	1,971	6,093
Diluted weighted average shares	78,142	77,183	78,271	76,716
Basic earnings per share	$0.38	$0.31	$0.71	$0.55
Diluted earnings per share	$0.37	$0.30	$0.69	$0.53

PART I - FINANCIAL INFORMATION	Item 1

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

The purpose of our foreign currency hedging activities is to protect us from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and resulting from our Australian manufacturing activities. We enter into foreign currency option contracts to hedge anticipated sales and manufacturing costs, principally denominated in Australian dollars and Euros. The terms of such foreign currency option contracts generally do not exceed three years.

Our foreign currency derivatives portfolio represents a cash flow hedge program against the net cash flow of our international manufacturing operations. We have determined our hedge program to be a non effective hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The foreign currency derivatives portfolio is recorded in the condensed consolidated balance sheets at fair value and included in other assets or other liabilities.

All movements in the fair value of the foreign currency derivatives are recorded within other income, net of our condensed consolidated statements of income.

We are exposed to credit-related losses, in the event of non performance by counter parties to financial instruments. The credit exposure of foreign exchange options at December 31, 2006 and June 30, 2006 was $2.5 million and $1.2 million, respectively, which represents the positive fair value of options held by us and are included in other assets on the condensed consolidated balance sheets.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(l)	Foreign Exchange Risk Management, Continued

We held foreign currency option contracts with notional amounts totaling $158.5 million and $193.4 million at December 31, 2006 and June 30, 2006, respectively, to hedge foreign currency items. These contracts mature at various dates prior to December 2008.

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

Management determines the appropriate classification of our investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which we do not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income.

At December 31, 2006, the investments in debt securities were classified on the accompanying condensed consolidated balance sheet as marketable securities available-for-sale. These investments are diversified among high-credit quality securities in accordance with our investment policy and are principally comprised of corporate obligations.

At December 31, 2006, contractual maturities of marketable securities available-for-sale were all due in less than one year.

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

Changes in the liability for product warranty for the six months ended December 31, 2006 are as follows (in thousands):

Balance at July 1, 2006	$4,653
Warranty accruals for the six months ended December 31, 2006	1,996
Warranty costs incurred for the six months ended December 31, 2006	(1,210)
Foreign currency translation adjustments	291
Balance at December 31, 2006	$5,730

(p)	Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

(q)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at December 31, 2006 and June 30, 2006, was $4.6 million and $4.1 million, respectively. These include investments in privately held service companies, research companies and publicly traded companies and are included in other assets in our condensed consolidated balance sheets. At December 31, 2006, we performed an analysis of the carrying value of these investments and an unrealized loss of $1.4 million was identified in relation to an investment in a public company. The severity of the impairment (fair value is approximately 41% less than the cost) and the duration of the impairment (less than 9 months) correlate with a devaluation in both the currency of the shares against the U.S. dollar and the actual share price. Because we have the ability and intent to hold this investment until a recovery of the fair value and because the decline in fair value is partly attributable to exchange rate movements, we do not consider this investment to be other-than-temporarily impaired at December 31, 2006. Except for the unrealized loss, we have determined that the fair value of the investments exceeds the carrying values.

PART I - FINANCIAL INFORMATION	Item 1

ResMed Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-Based Employee Compensation

We have granted stock options to personnel, including officers and directors, under our 1995 Option Plan (the “1995 Plan”), our 1997 Equity Participation Plan (the “1997 Plan”) and our 2006 Incentive Award Plan, as amended (the “2006 Plan” and together with the 1995 Plan and the 1997 Plan, the “Plans”). These options have expiration dates of seven or ten years from the date of grant and vest over three or four years. We granted these options with the exercise price equal to the market value as determined at the date of grant. We have also offered to our personnel, including officers and directors, the right to purchase shares of our common stock at a discount under our employee stock purchase plan (“ESPP”).

As of July 1, 2006, we adopted SFAS 123 (R) using the modified prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Such value is recognized as expense over the service period, using the graded-attribution method for stock-based awards granted prior to July 1, 2005 and the straight-line method for stock-based awards granted after July 1, 2005.

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

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-Based Employee Compensation, Continued

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three months ended December 31, 2006 2005		Six months ended December 31, 2006 2005
Stock options:
Weighted average grant date fair value	$14.31	$14.11	$14.31	$11.43
Weighted average risk-free interest rate	4.5 - 4.6%	4.3%	4.5 - 4.6%	3.9 - 4.3%
Expected option life in years	4.0 - 5.2	4.7 - 5.2	4.0 - 5.2	3.9 - 5.2
Expected volatility	26 - 27%	30% - 33%	26 - 27%	29% - 33%
ESPP purchase rights:
Weighted average risk-free interest rate	5.10%	4.2%	5.10%	3.2 - 4.2%
Expected option life	6 months	6 months	6 months	6 months
Expected volatility	32%	29 - 31%	32%	29 - 31%

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

The estimated fair value of marketable securities available-for-sale as of December 31, 2006 and June 30, 2006 are $22.0 million and $NIL, respectively. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(4)	Inventories

Inventories were comprised of the following at December 31, 2006 and June 30, 2006 (in thousands):

	December 31, 2006	June 30, 2006
Raw materials	$48,071	$41,979
Work in progress	3,105	3,520
Finished goods	90,700	70,695
	$141,876	$116,194

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(5)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Net income	$28,995	$22,314	$53,994	$38,756
Foreign currency translation gains/(losses)	26,596	(14,289)	25,522	(15,627)
Unrealized gains on marketable securities	-	4	-	4
Comprehensive income	$55,591	$8,029	$79,516	$23,133

(6)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of December 31, 2006 and June 30, 2006 (in thousands):

	December 31, 2006	June 30, 2006
Machinery and equipment	$59,904	$51,854
Computer equipment	61,538	52,277
Furniture and fixtures	24,846	21,572
Vehicles	2,885	2,795
Clinical, demonstration and rental equipment	49,536	40,615
Leasehold improvements	15,439	11,604
Land	58,753	55,946
Buildings	144,549	77,474
Construction in Progress	3,361	46,710
	420,811	360,847
Accumulated depreciation and amortization	(138,528)	(115,471)
	$282,283	$245,376

(7)	Goodwill

Changes in the carrying amount of goodwill for the six months ended December 31, 2006 were as follows (in thousands):

Balance at July 1, 2006	$195,612
Accrual of earn-out relating to Hoefner	330
Accrual of earn-out relating to PolarMed	1,000
Acquisition of Western Medical Marketing (Note 13)	257
Foreign currency translation adjustments	5,112
Balance at December 31, 2006	$202,311

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(8)	Other Intangible Assets

Other intangible assets is comprised of the following as of December 31, 2006 and June 30, 2006 (in thousands):

	December 31, 2006	June 30, 2006
Developed/core product technology	$32,337	$31,336
Accumulated amortization	(7,461)	(4,992)
Developed/core product technology, net of accumulated amortization	24,876	26,344
Trade names	1,716	1,663
Accumulated amortization	(395)	(265)
Trade names, net of accumulated amortization	1,321	1,398
Customer relationships	17,359	16,362
Accumulated amortization	(3,604)	(2,094)
Customer relationships, net of accumulated amortization	13,755	14,268
Patents	19,198	16,151
Accumulated amortization	(11,150)	(9,264)
Patents, net of accumulated amortization	8,048	6,887
Other intangibles, net of accumulated amortization	$48,000	$48,897

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

Both of these series of products continue to generate revenue, which is consistent with the original expectations. Although no assurance can be given that the underlying assumptions used to value the acquired developed/core product technology will transpire as estimated, we remain confident in the assumptions used and, as a result, the net return of the Saime acquisition.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Long-Term Debt

Long-term debt at December 31, 2006 and June 30, 2006 consists of the following (in thousands):

	December 31, 2006	June 30, 2006
Long-term loan and revolving facility	$38,348	$4,796
Capital lease	76	73
Current portion of long-term debt	$38,424	$4,869
Long-term loan	$94,612	$115,644
Capital lease	512	568
Non current portion of long-term debt	$95,124	$116,212

Revolving Facility

On March 13, 2006, our wholly owned subsidiaries ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), which provides for a revolving loan of up to $75 million. Draws under the revolving loan must be made before March 1, 2011, at which time all unpaid principal and interest must be repaid. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At June 30, 2006 and December 31, 2006, there were no amounts outstanding under the Loan Agreement.

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

The entire principal amount of the revolving loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related document or a 35% or more change in control of ResMed Inc., ResMed Corp., Servo Magnetics Inc. or ResMed EAP Holdings Inc. At December 31, 2006, we were in compliance with our debt covenants

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

Tranche A is an EUR 50 million five-year term loan facility that refinances all amounts outstanding under a syndicated facility agreement dated May 16, 2005, between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SA. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 44.5 million on June 30, 2007, EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At December 31, 2006, the Tranche A facility loan had an amount outstanding of USD 63.7 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At December 31, 2006, the Tranche B facility loan had an amount outstanding of USD 5.9 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At December 31, 2006, the Tranche C facility loan had an amount outstanding of USD 59.4 million.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars for one year, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling for one year. At December 31, 2006, there was USD 3.9 million outstanding under these working capital agreements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Long-Term Debt, Continued

The loan is secured by a pledge of 100% of the shares of ResMed Inc.’s subsidiary, Saime SAS, pursuant to a Pledge Agreement. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Limited maintain certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the loan and any accrued, but unpaid, interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement. Events of default include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Limited and its subsidiaries, and if ResMed Inc. ceases to control ResMed Limited, ResMed Corp., ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited, Take Air Medical Handels-GmbH or Saime SAS.

The obligations of ResMed Limited under the loan are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At December 31, 2006, we were in compliance with our debt covenants.

Capital Lease

As part of the acquisition of Saime SAS, we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

Details of contractual debt maturities at December 31, 2006 are as follows (in thousands):

		Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$132,960	$38,348	$8,909	$30,028	$19,799	$35,876	$0

Capital leases	588	76	76	76	76	76	208
Total	$133,548	$38,424	$8,985	$30,104	$19,875	$35,952	$208

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Restructuring Expenses

There were no restructuring expenses incurred during the three and six months ended December 31, 2006 compared to $0.2 million and $1.1 million incurred during the three and six months ended December 31, 2005, respectively. The prior year restructuring expenses (predominantly one-time termination benefits) were associated with the integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have completed the relocation of our ResMed Germany operation (previously located in Moenchengladbach) to Munich and integration of the back office functions including customer service, logistics and administration. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

Following is a summary of the restructuring liabilities related to the restructure and integration of the separate operations of ResMed Germany and MAP into a single operating unit, which were recorded during the six months ended December 31, 2006 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at July 1, 2006	$38	$100	$138
Cash payments	(9)	(42)	(51)
Foreign currency translation	1	2	3
Balance at December 31, 2006	$30	$60	$90

(11)	Stockholders’ Equity

Stock Options. We have granted stock options to personnel, including officers and directors, in accordance with the Plans. These options have expiration dates of seven or ten years from the date of grant and vest over three or four years. We have granted these options with the exercise price equal to the market value as determined at the date of grant.

At our Annual Meeting of Shareholders that was held on November 9, 2006, our shareholders approved the 2006 Plan. The 2006 Plan succeeds and replaces the 1997 Plan, which authorized a maximum of 16,000,000 shares (as adjusted for stock splits) of our common stock and was adopted by the board of directors and then approved by the shareholders in November 1997. In connection with the adoption of the 2006 Plan, we have terminated the 1997 Plan as to any and all future awards.

The maximum number of shares of our common stock authorized for issuance under the 2006 Plan is 7,800,000 shares. The number of shares of our common stock available for issuance under the 2006 Plan will be reduced by (i) two and one tenth (2.1) shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares which may be subject to awards granted under the 2006 Plan to any individual during any fiscal year may not exceed 1,000,000 shares of our common stock.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Stockholders’ Equity, Continued

At December 31, 2006, there was $49.1 million in unrecognized compensation costs, related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 3.2 years. The aggregate intrinsic value of the options outstanding and the options exercisable at December 31, 2006 was $178.4 million and $110.4 million, respectively. The aggregate intrinsic value of the options exercised during the three months and six months ended December 31, 2006 was $6.1 million and $25.4 million, respectively. The total fair value of options that vested during the three months and six months ended December 31, 2006 was $1.6 million and $1.8 million, respectively.

The following table summarizes option activity during the six months ended December 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at beginning of period	8,102,892	$24.26
Granted	2,298,648	46.34
Exercised	(856,230)	16.58
Forfeited	(138,386)	30.90
Outstanding at end of period	9,406,924	$30.25	7.6 years
Exercise price range of granted options		$40.25 - $49.80
Options exercisable at end of period	3,622,671	$18.75	5.4 years

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by our stockholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe to more than $25,000 in value of our common stock during any calendar year. There is a maximum of 7,500,000 shares of our common stock authorized for sale under the ESPP.

During the six months ended December 31, 2006, we recognized $0.8 million of stock-based compensation expense associated with the ESPP and issued 69,262 shares at a share price of $36.62.

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

Stock Split. On August 10, 2005, our Board of Directors declared a two-for-one split of our common stock to be payable in the form of a 100% stock dividend distributed on September 30, 2005. Stockholders received one additional share of our common stock for every share held of record on September 15, 2005. All share and per share information has been adjusted for this stock split.

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

In March 2006, an Australian university made a demand that we pay extra royalties pursuant to a current patent license agreement. We rejected the demand and have informed the university that we do not consider the claim to have merit. The university has threatened to file a lawsuit against us based on its demand. We do not expect the outcome of this claim to have an adverse material effect on our condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(13)	Business Acquisitions

Fiscal Year Ended June 30, 2007

Western Medical Marketing (“WMM”). On October 4, 2006 we acquired the business assets of WMM, a distribution business operating in the Pacific Northwest region of the U.S. for a total cash consideration of $0.3 million. The acquisition has been accounted for using purchase accounting and accordingly the results of operations of WMM have been included in our consolidated financial statements from October 4, 2006. An amount of $0.3 million, representing the excess of the purchase price over the fair value of preliminary identifiable net assets acquired, has been recorded as goodwill. We have not yet completed the purchase price allocation as the valuations of certain assets are not yet complete. We do not believe that the valuations will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation by June 30, 2007.

Fiscal Year Ended June 30, 2006

PolarMed Holding AS (“PolarMed”). As disclosed in our consolidated financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of PolarMed, the holding company for PolarMed AS and its affiliates, on December 1, 2005, for net cash consideration of $6.5 million. This was comprised of $6.8 million in consideration less $0.3 million of cash acquired. Additionally, as part of the acquisition, we assumed debt of $1.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. Of the potential additional future payments included within the purchase agreement, $1.0 million was accrued during the quarter ended December 31, 2006 as a result of the successful achievement of a performance milestone. This increased the total acquisition consideration to $7.8 million from $6.8 million and increased the amount recorded as goodwill to $5.4 million from $4.4 million.

Pulmomed Medizinisch-Technische Geräte GmbH (“Pulmomed”). As disclosed in our consolidated financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of Pulmomed on July 1, 2005, for net cash consideration of $2.5 million, including acquisition costs. Additionally, as part of the acquisition, we assumed debt of $1.0 million. Under the purchase agreement, we may also be required to make additional future payments of up to $0.9 million based on the achievement of certain performance milestones following the acquisition through June 30, 2007. Of the potential additional future payments included within the purchase agreement, $0.3 million was paid during the quarter ended September 30, 2006 as a result of the successful achievement of a performance milestone. This additional payment was accrued at June 30, 2006, which increased the total acquisition consideration to $2.8 million from $2.5 million and increased the amount recorded as goodwill by $0.3 million to $2.1 million.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(13)	Business Acquisitions, Continued

Fiscal Year Ended June 30, 2005

Hoefner Medizintechnick GmbH (“Hoefner”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of Hoefner Medizintechnick GmbH (“Hoefner”) on February 14, 2005, for net cash consideration of $8.2 million. This was comprised of the $10.7 million in total consideration, including acquisition costs, less $2.5 million of cash acquired. Under the purchase agreement, additional future payments of up to $0.9 million are possible based on the achievement of certain performance milestones following the acquisition through December 31, 2006. Of these potential additional payments, $0.6 million was paid during fiscal 2006. The impact of this was to increase the total acquisition consideration to $11.3 million from $10.7 million and to increase the amount recorded as goodwill by $0.6 million to $8.8 million. The remaining $0.3 million was accrued at December 31, 2006 as a result of the successful achievement of a performance milestone. The impact of this was to increase the total acquisition consideration to $11.6 million and goodwill to $9.1 million.

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

Overview

The following is an overview of the results of operations for the six months ended December 31, 2006. It should be read together with the detail provided in the individual sections below. In this report, all share numbers and per share amounts have been retroactively adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

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

During the quarter ended December 31, 2006 our net revenue and gross profit increased by 22% when compared to the quarter ended December 31, 2005. These results were primarily driven by increasing unit sales of our products. Diluted earnings per share for the quarter ended December 31, 2006 increased to $0.37 per share, up from $0.30 per share in the quarter ended December 31, 2005. Gross margin was 63% for the quarter ended December 31, 2006 and is higher than September 30, 2006 whilst consistent with the same period in fiscal 2006. For the quarter ended December 31, 2006, we recognized acquisition related amortization expenses and stock-based compensation costs of $1.7 million and $4.2 million, respectively.

Net Revenue

Net revenue increased for the three months ended December 31, 2006 to $178.4 million as compared to $146.4 million for the three months ended December 31, 2005, an increase of $32.0 million or 22%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $5.9 million during the three months ended December 31, 2006.

Net revenue in North and Latin America increased for the quarter ended December 31, 2006 to $94.0 million from $78.3 million for the three months ended December 31, 2005, an increase of $15.7 million or 20%. Excluding sales from our motor division, our net revenue in North and Latin America for sleep-disordered breathing products increased by 23% compared to the three months ended December 31, 2005. The motor division has been reducing low margin non-core sales to concentrate on supply of motors for ResMed products. The revenue growth has been generated by increased public and physician awareness of sleep-disordered breathing together with our continued investment in our sales force and marketing initiatives. Recent product releases also contributed strongly to our sales growth.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, continued

Net revenue in international markets for the quarter ended December 31, 2006 increased to $84.4 million from $68.1 million compared to the quarter ended December 31, 2005, an increase of $16.3 million or 24%. International sales growth in the quarter ended December 31, 2006 predominantly reflects organic growth in the overall sleep-disordered breathing market and the positive impact from movements in international currencies against the U.S. dollar. Excluding the impact of movements in international currencies, international sales grew by 15%.

Revenue from sales of flow generators for the quarter ended December 31, 2006 totaled $92.0 million, an increase of 21% compared to the quarter ended December 31, 2005, including increases of 20% in North and Latin America and 22% elsewhere. Revenue from sales of mask systems, motors and other accessories totaled $86.4 million, an increase of 22%, including increases of 20% in North and Latin America and 22% elsewhere, for the quarter ended December 31, 2006, compared to the quarter ended December 31, 2005. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

For the six months ended December 31, 2006, revenue from sales of flow generators increased by 24% compared to the six months ended December 31, 2005; 26% in North and Latin America and 22% internationally. Revenue from sales of mask systems, motors and other accessories increased by 26%; 27% in North and Latin America and 24% internationally, for the six months ended December 31, 2006 compared to the six months ended December 31, 2005. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, contributions from our recent acquisitions and strong sales from our new products.

Gross Profit

Gross profit increased for the quarter ended December 31, 2006 to $111.8 million from $91.7 million for the quarter ended December 31, 2005, an increase of $20.1 million or 22%. Gross profit as a percentage of net revenue for the quarter ended December 31, 2006 was 63% and is consistent with the quarter ended December 31, 2005.

Gross profit increased for the six months ended December 31, 2006 to $213.1 million from $171.8 million for the six months ended December 31, 2005, an increase of $41.2 million or 24%. Gross profit as a percentage of net revenue for the six months ended December 31, 2006 was 62% compared to 63% for the six months ended December 31, 2005. The lower gross margin is primarily due to a change in the geographical mix of our sales with a higher percentage of sales in North and Latin America, which typically generate lower margins relative to our international sales.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2006 to $57.3 million from $48.9 million for the three months ended December 31, 2005, an increase of $8.4 million or 17%. Stock-based compensation expenses of $3.8 million and $3.6 million have been included within the selling, general and administrative expenses for the three months ended December 31, 2006 and 2005, respectively. Selling, general and administrative expenses, as a percentage of net revenue, were 32% for the three months ended December 31, 2006 compared to 33% for the three months ended December 31, 2005.

Selling, general and administrative expenses increased for the six months ended December 31, 2006 to $110.8 million from $93.6 million for the six months ended December 31, 2005, an increase of $17.2 million or 18%. Stock-based compensation expenses of $6.7 million and $6.5 million, have been included within the selling, general and administrative expenses for the six months ended December 31, 2006 and 2005, respectively. Selling, general and administrative expenses, as a percentage of net revenue, were 32% for the six months ended December 31, 2006 compared to 34% for the six months ended December 31, 2005.

The nominal increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth, the acquisition of Polarmed, continued infrastructure investment, particularly in our European businesses, and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to net appreciation of international currencies against the US dollar, which added approximately $2.5 million and $3.6 million to our expenses for the three months and six months ended December 31, 2006, respectively, as reported in US dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to continue in the range of 31% to 34%, including stock-based compensation expense.

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2006 to $12.0 million from $8.6 million for the three months ended December 31, 2005, an increase of $3.4 million or 40%. Stock-based compensation expenses of $0.5 million, have been included within research and development expenses for the three months ended December 31, 2006 and 2005, respectively. Research and development expenses, as a percentage of net revenue, were 7%, for the three months ended December 31, 2006 compared to 6% for the three months ended December 31, 2005.

Research and development expenses increased for the six months ended December 31, 2006 to $22.9 million from $17.0 million for the six months ended December 31, 2005, an increase of $5.9 million or 35%. Stock-based compensation expenses of $1.0 million, have been included within research and development expenses for the six months ended December 31, 2006 and 2005, respectively. Research and development expenses, as a percentage of net revenue, were 7%, for the three months ended December 31, 2006 compared to 6% for the six months ended December 31, 2005.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expenses, Continued

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, increased charges for consulting fees and an increase in technical assessments incurred to facilitate development of new products. The increase in research and development expenses was also attributable to net appreciation of international currencies against the US dollar, which added approximately $0.5 million to our expenses for both the three months and six months ended December 31, 2006 as reported in US dollars. As a percentage of net revenue, we expect our future research and development expense to continue in the range of 6% to 7%, including stock-based compensation expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended December 31, 2006 totaled $1.7 million ($1.5 million for the three months ended December 31, 2005) and related to acquired intangible assets associated with the acquisitions of Pulmomed, Saime, Hoefner, Resprecare and Polarmed.

Amortization of acquired intangible assets for the six months ended December 31, 2006 totaled $3.4 million ($3.1 million for the six months ended December 31, 2005) and related to acquired intangible assets associated with the acquisitions of Pulmomed, Saime, Hoefner, Resprecare and Polarmed.

Restructuring Expenses

There were no restructuring expenses incurred during the three or six months ended December 31, 2006 compared to $0.2 million and $1.1 million incurred during the three and six months ended December 31, 2005, respectively. The prior year restructuring expenses were mainly associated with the integration of the separate operations of ResMed Germany and MAP into a single operating unit. This restructure is now complete.

Income Taxes

Our effective income tax rate of approximately 31.4% for the three months ended December 31, 2006 remained consistent with the effective income tax rate of approximately 31.4% for the three months ended December 31, 2005.

Our effective income tax rate of approximately 31.2% for the six months ended December 31, 2006 was largely consistent with our effective tax rate of 31.3% for the six months ended December 31, 2005. We continue to benefit from the relatively low Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate a majority of our taxable income in Australia.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Other Income (Expense), Net

Other income (expense), net for the three months ended December 31, 2006 increased to net income of $1.6 million compared to $0.3 million for the three months ended December 31, 2005. Other income (expense), net for the six months ended December 31, 2006 increased to net income of $2.5 million compared to net expense of $0.4 million for the six months ended December 31, 2005. The increase in other income was predominantly due to higher interest income on additional cash balances and the lower interest expense due to the reduction in our convertible debt, which was converted into equity during the quarter ended March 31, 2006.

Net Income

As a result of the factors above, our net income for the three months ended December 31, 2006 was $29.0 million or $0.37 per diluted share compared to net income of $22.3 million or $0.30 per diluted share for the three months ended December 31, 2005.

As a result of the factors above, our net income for the six months ended December 31, 2006 was $54.0 million or $0.69 per diluted share compared to net income of $38.8 million or $0.53 per diluted share for the six months ended December 31, 2005.

Business Acquisitions

Western Medical Marketing (“WMM”). On October 4, 2006 we acquired the business assets of WMM, a distribution business operating in the Pacific Northwest region of the U.S. for a total cash consideration of $0.3 million. The acquisition has been accounted for using purchase accounting and accordingly, the results of operations of WMM have been included in our consolidated financial statements from October 4, 2006. An amount of $0.3 million, representing the excess of the purchase price over the fair value of preliminary identifiable net assets acquired, has been recorded as goodwill. We have not yet completed the purchase price allocation as the valuations of certain assets are not yet complete. We do not believe that the valuations will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation by June 30, 2007.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Business Acquisitions, Continued

Business Acquisitions, continued

Fiscal Year ended June 30, 2006

PolarMed Holding AS (“PolarMed”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of PolarMed, the holding company for PolarMed AS and its affiliates, on December 1, 2005, for net cash consideration of $6.5 million. This was comprised of $6.8 million in consideration less $0.3 million of cash acquired. Additionally, as part of the acquisition, we assumed debt of $1.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. Of the potential additional future payments included within the purchase agreement, $1.0 million was accrued during the quarter ended December 31, 2006 as a result of the successful achievement of a performance milestone. This increased the total acquisition consideration to $7.8 million from $6.8 million and increased the amount recorded as goodwill to $5.4 million from $4.4 million.

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

Fiscal Year ended June 30, 2005

Hoefner Medizintechnick GmbH (“Hoefner”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of Hoefner Medizintechnick GmbH (“Hoefner”) on February 14, 2005, for net cash consideration of $8.2 million. This was comprised of the $10.7 million in total consideration, including acquisition costs, less $2.5 million of cash acquired. Under the purchase agreement, additional future payments of up to $0.9 million are possible based on the achievement of certain performance milestones following the acquisition through December 31, 2006. Of these potential additional payments, $0.6 million was paid during fiscal 2006. The impact of this was to increase the total acquisition consideration to $11.3 million from $10.7 million and to increase the amount recorded as goodwill by $0.6 million to $8.8 million. The remaining $0.3 million was accrued at December 31, 2006 as a result of the successful achievement of a performance milestone. The impact of this was to increase the total acquisition consideration to $11.6 million and goodwill to $9.1 million.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

As of December 31, 2006 and June 30, 2006, we had cash and cash equivalents and marketable securities available-for-sale of $254.6 million and $219.5 million, respectively. Working capital was $427.2 million and $381.3 million at December 31, 2006 and June 30, 2006, respectively.

Inventories at December 31, 2006 increased by $34.4 million or 32% to $141.9 million compared to December 31, 2005 inventories of $107.5 million. The percentage increase in inventories was higher than the 25% increase in revenues in the six-month period ended December 31, 2006 compared to the six month period ended December 31, 2005. The higher inventory growth reflects increased inventory levels to accommodate our increasing sales and additional inventory associated with the introduction of new products such as the VPAP Adapt SV and Tango.

Accounts receivable at December 31, 2006 were $143.6 million, an increase of $28.2 million or 24% over the December 31, 2005 accounts receivable balance of $115.4 million. This increase was lower than the 25% incremental increase in revenues for the six months ended December 31, 2006 compared to the six months ended December 31, 2005. Accounts receivable days outstanding were 72 days for the quarter ended December 31, 2006, compared to 70 days for the quarter ended December 31, 2005. Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2006 and June 30, 2006 was 3.2% and 3.3%, respectively. The credit quality of our customers remains consistent with our past experience.

During the six months ended December 31, 2006, we generated cash of $43.7 million from operations, primarily as a result of the increase in net income. The cash generated from operations included a reduction of $7.4 million due to the adoption of SFAS 123(R) as tax benefits associated with employee stock options exercised during the quarter are required to be included within cashflows from financing activities.

Capital expenditures for the six months ended December 31, 2006, and 2005 aggregated $45.1 million and $63.2 million, respectively. The capital expenditures for the six months ended December 31, 2006 primarily reflected the construction of our new research and development and office facilities, computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $282.3 million at December 31, 2006 compared to $245.4 million at June 30, 2006.

During the six months ended December 31, 2006, we completed the construction of our new research and development and office facilities at our existing site in Sydney, Australia. We incurred construction costs of $12.0 million to complete our new building during the six months ended December 31, 2006. We expect to commence the construction of an extension to our manufacturing facility in Sydney, Australia during the quarter ending March 31, 2007 and we estimate that this additional construction will cost approximately $11.9 million. We expect to complete this extension within the next year and to fund the project through a combination of cash on hand and cash generated from operations.

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

Details of contractual obligations at December 31, 2006 are as follows:

		Payments Due by Period
In $000’s	Total	Dec 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011	Thereafter
Long-Term Debt	$132,960	$38,348	$8,909	$30,028	$19,799	$35,876	$-
Operating Leases	25,761	9,420	5,832	4,701	2,855	2,361	592
Capital Leases	588	76	76	76	76	76	208
Unconditional Purchase Obligations	27,054	12,389	13,039	1,091	519	-	16
Total Contractual Cash Obligations	$186,363	$60,233	$27,856	$35,896	$23,249	$38,313	$816

Details of other commercial commitments as at December 31, 2006 are as follows:

		Amount of Commitment Expiration Per Period
In $000’s	Total	Dec 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011	Thereafter
Lines of Credit	$1,452	$206	$-	$-	$-	$128	$1,118
Standby Letters of Credit	35	35	-	-	-	-	-
Guarantees*	2,916	105	-	356	41	-	2,414
Total Commercial Commitments	$4,403	$346	$-	$356	$41	$128	$3,532
*	The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $75 million. The Loan Agreement also contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and that certain of our subsidiaries maintain a minimum EBITDA and liquidity. We are currently in compliance with all of these covenants. Draws under the revolving loan must be made before March 1, 2011, at which time all unpaid principal and interest must be repaid. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At December 31, 2006 there were no amounts outstanding under the Loan Agreement.

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

Tranche A is a EUR 50 million term loan facility that refinances all amounts outstanding under a previous syndicated facility agreement dated May 16, 2005 between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SA). Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 44.5 million on June 30, 2007, EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At December 31, 2006, the Tranche A facility loan had an amount outstanding of USD 63.7 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At December 31, 2006, the Tranche B facility loan agreement had an outstanding amount of USD 5.9 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At December 31, 2006, the Tranche C facility loan had an amount outstanding of USD 59.4 million.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars for one year, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling for one year. At December 31, 2006, there was an amount of USD 3.9 million outstanding under these working capital agreements.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Syndicated Facility, continued

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

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations, our $75 million undrawn revolving line of credit with Union Bank of California and our $16.2 million undrawn facilities with HSBC.

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

(6) Revenue Recognition. Revenue on product sales is recorded at the time of shipment, at which time title transfers to the customer. Revenue on product sales, which require customer acceptance, is not recorded until acceptance is received. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized ratably over the life of the service contract. Revenue received in advance from rental unit contracts is initially deferred and recognized ratably over the life of the rental contract. Revenue from sale of marketing and distribution rights is initially deferred and recognized ratably as revenue over the life of the contract. Freight charges billed to customers are included in revenue. All freight-related expenses are charged to cost of sales.

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

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Principles and Estimates, Continued

(7) Stock-Based Compensation. In accordance with the modified prospective method of SFAS No. 123 (R), we measure the compensation of all stock-based awards at fair value on the date of grant. Such value is recognized as compensation expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including the type of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

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

We have established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditures. The goal of this hedging program is to economically guarantee or lock in the exchange rates on our foreign currency exposures denominated in Euros and Australian dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not enter into financial instruments for trading or speculative purposes.

The table below provides information in U.S. dollar equivalents on our foreign-currency-denominated financial assets by legal entity functional currency as at December 31, 2006 (in thousands):

Foreign Currency Financial Assets
	Aust Dollar	US Dollar	Euro	Great Britain Pound	Singapore Dollar	New Zealand Dollar	Swedish Krona	Swiss Franc	Norwegian Krone
AUD Functional
Currency Entities:
Assets	-	95,632	91,227	10,848	798	923	957	2,483	1,049
Liability	-	(53,724)	(93,642)	(6,033)	(6)	(51)	-	(6)	-
Net Total	-	41,908	(2,415)	4,815	792	872	957	2,477	1,049
USD Functional
Currency Entities:
Assets	44,888	-	-	-	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-
Net Total	44,888	-	-	-	-	-	-	-	-
Euro Functional
Currency Entities:
Assets	-	-	-	-	-	-	-	-	-
Liability	-	(191)	-	(253)	-	-	-	-	-
Net Total	-	(191)	-	(253)	-	-	-	-	-
GBP Functional
Currency Entities:
Assets		646	7,358	-	-	-	-	-	-
Liability	(13)	-	(1,933)	-	-	-	-	(390)	-
Net Total	(13)	646	5,425	-	-	-	-	(390)	-
CHF Functional
Currency Entities:
Assets	-	10	1	2	-	-	-	-	-
Liability	-	(16)	(1,045)	(265)	-	-	-	-	-
Net Total	-	(6)	(1,044)	(263)	-	-	-	-	-
SEK Functional
Currency Entities:
Assets	-	2	-	-	-	-	-	-	-
Liability	-	(1,388)	(125)	(26)	-	-	-	-	(1,373)
Net Total	-	(1,386)	(125)	(26)	-	-	-	-	(1,373)

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at December 31, 2006. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets /(Liabilities)
Foreign Exchange Call Options	FY 2007	FY 2008	FY 2009	Total	Dec 31, 2006	June 30, 2006
Receive AUD/Pay USD
Option amount	$66,000	$39,000	$12,000	$117,000	$2,428	$1,035
Ave. contractual exchange rate	AUD 1 = USD 0.777	AUD 1 = USD 0.781	AUD 1 = USD 0.795	AUD 1 = USD 0.780
Receive AUD/Pay Euro
Option amount	$27,718	$7,919	-	$35,637	$69	$144
Ave. contractual exchange rate	AUD 1 = Euro 0.640	AUD 1 = Euro 0.623	-	AUD 1 = Euro 0.636
Receive AUD/Pay GBP
Option Amount	-	$5,877	-	$5,877	$39	$-
Ave. contractual exchange rate	-	AUD 1 = GBP 0.427	-	AUD 1 = GBP 0.427

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, marketable securities and debt.

At December 31, 2006, we maintain a short-term investment portfolio containing financial instruments that have original maturities of less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

At December 31, 2006, we had total long-term debt, including the current portion of those obligations, of $133.5 million. Of this debt, $132.9 million is at variable interest rates and $0.6 million is subject to fixed interest rates.

A hypothetical 10% change in interest rates during the three months ended December 31, 2006, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

PART I - FINANCIAL INFORMATION	Item 4

RESMED INC. AND SUBSIDIARIES

Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which was filed with the Securities and Exchange Commission and describes the various risks and uncertainties to which we are or may become subject. At December 31, 2006, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2006.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on November 9, 2006. The holders of 60,962,584 shares of the Company’s stock (approximately 80% of the outstanding shares) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (1) to elect three directors to serve for a three-year term, (2) to approve the 2006 Incentive Award Plan and (3) to ratify the selection of auditors of the Company for the fiscal year ending June 30, 2007.

(1)	Peter Farrell, Gary Pace and Ronald Taylor each nominated by the Company’s Board of Directors, were elected to serve until 2009. There were no other nominees. Shares were voted as follows:

Name	For	Withholding Vote For
Peter Farrell	59,363,432	1,599,152
Gary Pace	56,063,841	4,898,743
Ronald Taylor	57,447,293	3,515,291

(2)	The approval of the ResMed Inc. 2006 Incentive Award Plan was ratified: affirmative votes, 35,889,765 shares, negative votes 15,375,824: withholding vote for: 588,250.

(3)	The selection of KPMG LLP as independent public accountants for the 2006 fiscal year was ratified: affirmative votes, 59,345,834 shares; negative votes 1,572,454, withholding vote for: 44,295

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 5	Other Information

None

Item 6	Exhibits

4.2	Rights Agreement dated April 23, 1997; First Amendment to Rights Agreement dated March 19, 1999; and Second Amendment to Rights Agreement dated January 23, 2001(1)

10.24	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan

10.25	2006 Grant agreement for Board of Directors

10.26	2006 Grant agreement for Executive Officers

10.27	2006 Grant agreement for Australian Executive Officers

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form 8-A12G filed on April 25, 1997; Form 8-K dated April 14, 1999; and Form 8-K dated January 23, 2001.

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 5, 2007

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman and Chief Executive Officer

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer