Form 10-Q
period 2007-03-31
RESMED INC
filed 2007-05-08
CIK 943819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ x ]    Accelerated filer [    ]    Non accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]    No [ x ]

As of April 27, 2007, 77,839,581 shares of Common Stock ($0.004 par value) were outstanding. This number excludes 2,254,918 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information	Page

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2007 and June 30, 2006	3

	Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2007 and 2006 and the Nine Months ended March 31, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended March 31, 2007 and 2006	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4	Controls and Procedures	44

Part II	Other Information

Item 1	Legal Proceedings	45

Item 1A	Risk Factors	45

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3	Defaults Upon Senior Securities	46

Item 4	Submission of Matters to a Vote of Security Holders	46

Item 5	Other Information	46

Item 6	Exhibits	46

	Signatures	47

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in US$ thousands, except share data)

(Unaudited)

	March 31, 2007	June 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$240,106	$219,544
Marketable securities available-for-sale (note 3)	19,950	-
Accounts receivable, net of allowance for doubtful accounts of $4,823 at March 31, 2007 and $3,199 at June 30, 2006	153,063	138,147
Inventories, net (note 4)	156,915	116,194
Deferred income taxes	52,148	26,636
Prepaid expenses and other current assets	16,415	9,763

Total current assets	638,597	510,284

Property, plant and equipment, net (note 6)	292,706	245,376
Goodwill, net (note 7)	204,421	195,612
Other intangibles, net (note 8)	46,933	48,897
Other assets	9,149	7,052

Total non current assets	553,209	496,937

Total assets	$1,191,806	$1,007,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,109	$45,045
Accrued expenses	110,299	40,901
Deferred revenue	18,141	15,344
Income taxes payable	9,811	22,841
Current portion of long-term debt (note 9)	18,683	4,869

Total current liabilities	201,043	129,000

Non current liabilities:
Deferred income taxes	9,856	12,377
Deferred revenue	12,515	11,484
Long-term debt (note 9)	95,888	116,212

Total non current liabilities	118,259	140,073

Total Liabilities	319,302	269,073

Commitments and contingencies (notes 13 and 14)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Series A Junior Participating preferred stock, $0.01 par value, 250,000 shares authorized; none issued	-	-

Common Stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 77,439,397 at March 31, 2007 and 75,670,316 at June 30, 2006 (excluding 2,254,918 and 2,254,918 shares held as Treasury Stock, respectively)	$310	$303
Additional paid-in capital	410,298	353,464
Retained earnings	409,281	370,652
Treasury stock	(41,405)	(41,405)
Accumulated other comprehensive income (note 5)	94,020	55,134

Total stockholders’ equity	872,504	738,148

Total liabilities and stockholders’ equity	$1,191,806	$1,007,221

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(in US$ thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Net revenue	$182,990	$162,280	$525,023	$435,824
Cost of sales (A)	69,058	61,414	198,037	163,113

Voluntary product recall expenses (note 10)	59,700	-	59,700	-

Gross profit	54,232	100,866	267,286	272,711

Operating expenses:
Selling, general and administrative (A)	61,335	52,903	172,115	146,478
Research and development (A)	13,059	9,143	35,942	26,155
Donation to foundation	-	505	-	760
Amortization of acquired intangible assets	1,730	1,570	5,114	4,661
Restructuring expenses (note 11)	-	-	-	1,124

Total operating expenses	76,124	64,121	213,171	179,178

Income (loss) from operations	(21,892)	36,745	54,115	93,533

Other income (expense), net:
Interest income (expense), net	1,608	1,220	4,592	(471)
Other, net	(669)	153	(1,176)	1,471

Total other income (expense), net	939	1,373	3,416	1,000

Income (loss) before income taxes	(20,953)	38,118	57,531	94,533
Income taxes	5,588	(11,756)	(18,902)	(29,415)

Net (loss) income	($15,365)	$26,362	$38,629	$65,118

Basic (loss) earnings per share	($0.20)	$0.36	$0.51	$0.91
Diluted (loss) earnings per share (note 2-j)	($0.20)	$0.34	$0.49	$0.87

Basic shares outstanding (in thousands)	77,035	72,549	76,428	71,242
Diluted shares outstanding (in thousands)	77,035	77,403	78,198	76,922

(A) Includes stock-based compensation costs as follows:
Cost of sales	$299	$348	$890	$560
Selling, general and administrative	3,936	2,833	10,593	9,285
Research and development	496	486	1,487	1,535

Total stock-based compensation costs	$4,731	$3,667	$12,970	$11,380

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in US$ thousands)

	Nine Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$38,629	$65,118

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,846	29,899
Stock-based compensation costs	12,970	11,380
Amortization of deferred borrowing costs	158	629
Write-down of cost-method investment	-	1,156
Provision for product warranties	1,181	1,189
Voluntary product recall expenses	59,700	-
Foreign currency options revaluation	(751)	4,002
Tax benefit from stock option exercises	(11,290)	(2,173)

Changes in operating assets and liabilities; net of effect of acquisitions:
Accounts receivable, net	(11,586)	(20,200)
Inventories, net	(33,247)	(17,743)
Prepaid expenses, net deferred income taxes and other current assets	(32,280)	(11,176)
Accounts payable, accrued expenses and other liabilities	5,670	1,637

Net cash provided by operating activities	64,000	63,718

Cash flows from investing activities:
Purchases of property, plant and equipment	(60,127)	(79,135)
Capitalized interest	(351)	(639)
Patent registration costs	(2,700)	(2,413)
Purchase of non trading investments	(1,063)	(2,527)
Cash paid for business acquisitions, net of cash acquired of $Nil in 2007 and $262 in 2006	(1,912)	(10,368)
Purchases of marketable securities available-for-sale	(21,950)	(2,000)
Proceeds from sale or maturity of marketable securities – available-for-sale	2,000	-

Net cash used in investing activities	(86,103)	(97,082)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	32,678	26,729
Tax benefit from stock option exercises	11,290	2,173
Proceeds from borrowings, net of borrowing costs	9,589	35,000
Repayment of assumed borrowings from acquisitions	-	(2,195)
Repayment of borrowings	(20,000)	-

Net cash provided by financing activities	33,557	61,707

Effect of exchange rate changes on cash	9,108	(4,367)

Net increase in cash and cash equivalents	20,562	23,976
Cash and cash equivalents at beginning of period	219,544	142,185

Cash and cash equivalents at end of period	$240,106	$166,161

Supplemental disclosure of cash flow information:
Income taxes paid	$48,914	$34,920
Interest paid	4,482	4,082

Fair value of assets acquired in acquisitions	$-	$10,342
Liabilities assumed	-	(7,528)
Goodwill on acquisition	1,588	6,961
Net acquisition costs accrued	324	855

Cash paid for acquisitions, including acquisition costs	$1,912	$10,630

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited )

(1)	Organization and Basis of Presentation

ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Germany, France and the United States of America (the “U.S.”). Major distribution and sales sites are located in the U.S., Germany, France, the United Kingdom, Switzerland, Australia and Sweden.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

The condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 and the nine months ended March 31, 2007 and 2006 are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2006.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from management’s estimates.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited )

(2)	Summary of Significant Accounting Policies, Continued

(b)	Revenue Recognition

Revenue on product sales is generally recorded upon shipment, at which time title transfers to the customer. Revenue on product sales that requires customer acceptance is not recorded until we receive evidence of acceptance. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized ratably over the life of the service contract. Revenue received in advance from rental unit contracts is initially deferred and recognized ratably over the life of the rental contract. Revenue from sale of marketing or distribution rights is initially deferred and recognized ratably as revenue over the life of the contract. Freight charges billed to customers are included in revenue. All freight-related expenses are charged to cost of sales.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three months and nine months ended March 31, 2007, we capitalized $Nil and $0.4 million, respectively, of interest relating to such construction costs.

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

We conducted our annual review for goodwill impairment at June 30, 2006. In conducting our review of goodwill impairment, we identified reporting units, being components of our operating segment, as each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on discounted cash flows and involved a two step process as follows:

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

The weighted average shares used to calculate basic earnings per share were 77,035,000 and 72,549,000 for the three months ended March 31, 2007 and 2006, respectively, and were 76,428,000 and 71,242,000 for the nine months ended March 31, 2007 and 2006, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented and the assumed conversion of our convertible notes. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by Nil and 2,307,000 for the three months ended March 31, 2007 and 2006, respectively, and 1,770,000 and 2,339,000 for the nine months ended March 31, 2007 and 2006, respectively. The assumed conversion of our convertible notes had the effect of increasing the number of shares used in the calculation by Nil and 2,547,000 for the three months ended March 31, 2007 and 2006, respectively, and Nil and 3,341,000 for the nine months ended March 31, 2007 and 2006, respectively.

Stock options of 8,575,000 and 1,988,200 for the three month periods ended March 31, 2007 and 2006, respectively, and stock options of 2,920,000 and 867,200 for the nine month periods ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the periods ended March 31, 2007 and 2006 are calculated as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator:
Net (loss) income	($15,365)	$26,362	$38,629	$65,118
Adjustment for interest and deferred borrowing costs, net of income tax effect	-	-	-	1,660
Net (loss) income, used in calculating diluted earnings per share	($15,365)	$26,362	$38,629	$66,778
Denominator:
Basic weighted average common shares outstanding	77,035	72,549	76,428	71,242
Effect of dilutive securities:
Stock options	-	2,307	1,770	2,339
Convertible subordinated notes	-	2,547	-	3,341
Diluted potential common shares	-	4,854	1,770	5,680
Diluted weighted average shares	77,035	77,403	78,198	76,922
Basic (loss) earnings per share	($0.20)	$0.36	$0.51	$0.91
Diluted (loss) earnings per share	($0.20)	$0.34	$0.49	$0.87

PART I - FINANCIAL INFORMATION	Item 1

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

We are exposed to credit-related losses, in the event of non performance by counter parties to financial instruments. The credit exposure from foreign exchange options at March 31, 2007 and June 30, 2006 was $2.8 million and $1.2 million, respectively, which represents the positive fair value of options held by us and are included in other assets on the condensed consolidated balance sheet.

We held foreign currency option contracts with notional amounts totaling $118.0 million and $193.4 million at March 31, 2007 and June 30, 2006, respectively, to hedge foreign currency items. These contracts mature at various dates on or prior to December 2008.

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

At March 31, 2007, the investments in debt securities were classified on the accompanying condensed consolidated balance sheet as marketable securities available-for-sale. These investments are diversified among high-credit quality securities in accordance with our investment policy and are principally comprised of corporate obligations.

At March 31, 2007, contractual maturities of marketable securities available-for-sale were all due in less than one year.

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. The liability for warranty costs are included in accrued expenses in our condensed consolidated balance sheet. Changes in the liability for product warranty for the nine months ended March 31, 2007 are as follows (in thousands):

Balance as at July 1, 2006	$4,653
Warranty accruals for the nine months ended March 31, 2007	2,400
Warranty costs incurred for the nine months ended March 31, 2007	(1,219)
Foreign currency translation adjustments	484
Balance as at March 31, 2007	$6,318

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(p)	Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets, exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(q)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at March 31, 2007 and June 30, 2006, were $4.6 million and $4.1 million, respectively. These include investments in privately held service companies, research companies and publicly traded companies and are included in other assets in our condensed consolidated balance sheet. At March 31, 2007, we performed an analysis of the carrying value of these investments and an unrealized loss of $1.6 million was identified in relation to an investment in a publicly listed company. The severity of the impairment (fair value is approximately 48% less than the cost) and the duration of the impairment (less than 12 months) correlate with a devaluation in both the currency of the listed shares against the U.S. dollar and the actual share price. Because we have the ability and intent to hold this investment until the fair value returns to the cost and the decline in fair value is partly attributable to exchange rate movements, we do not consider this investment to be other-than-temporarily impaired at March 31, 2007. Except for this unrealized loss, we have determined that the fair values of our other investments exceeded the carrying values.

(r)	Stock-based Employee Compensation

We have granted stock options to personnel, including officers and directors, under our 1995 Option Plan (the “1995 Plan”), our 1997 Equity Participation Plan (the “1997 Plan”) and our 2006 Incentive Award Plan, as amended (the “2006 Plan” and together with the 1995 Plan and the 1997 Plan, the “Plans”). These options have expiration dates of seven or ten years from the date of grant and vest over three or four years. We granted these options with the exercise price equal to the market value as determined at the date of grant. We have also offered to our personnel, including officers and directors, the right to purchase shares of our common stock at a discount pursuant to our employee stock purchase plan (“ESPP”).

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-based Employee Compensation, Continued

As of July 1, 2006, we adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, using the graded-attribution method for stock-based awards granted prior to July 1, 2005 and the straight-line method for stock-based awards granted after July 1, 2005.

The fair value of stock options granted under the Plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three months ended March 31, 2007 2006		Nine months ended March 31, 2007 2006
Stock options:
Weighted average grant date fair value	$15.53	$12.94	$14.53	$12.74
Weighted average risk-free interest rate	4.5 - 4.8%	4.4%	4.5 - 4.8%	3.9 - 4.4%
Expected option life in years	4.0 - 4.7	4.3 - 5.2	4.0 - 5.2	3.9 - 5.2
Expected volatility	26%	29% -30%	26 - 27%	29% - 33%
ESPP purchase rights:
Weighted average risk-free interest rate	5.1%	4.2%	4.9 - 5.1%	3.2 - 4.2%
Expected option life	6 months	6 months	6 months	6 months
Expected volatility	32%	29%	32%	29 - 31%

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

The estimated fair value of marketable securities available for sale as of March 31, 2007 and June 30, 2006 are $20.0 million and $Nil, respectively. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(4)	Inventories

Inventories were comprised of the following at March 31, 2007 and June 30, 2006 (in thousands):

	March 31, 2007	June 30, 2006
Raw materials	$60,196	$41,979
Work in progress	2,878	3,520
Finished goods	93,841	70,695
Total Inventory	$156,915	$116,194

(5)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net (loss) income	($15,365)	$26,362	$38,629	$65,118
Foreign currency translation gains/(losses)	13,364	(4,186)	38,886	(19,812)
Unrealized gains/(losses) on marketable securities	-	2	-	6
Comprehensive (loss) income	($2,001)	$22,178	$77,515	$45,312

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of March 31, 2007 and June 30, 2006 (in thousands):

	March 31, 2007	June 30, 2006
Machinery and equipment	$62,492	$51,854
Computer equipment	67,380	52,277
Furniture and fixtures	27,029	21,572
Vehicles	2,917	2,795
Clinical, demonstration and rental equipment	50,637	40,615
Leasehold improvements	16,417	11,604
Land	59,684	55,946
Buildings	148,602	77,474
Construction in Progress	3,062	46,710
	438,220	360,847
Accumulated depreciation and amortization	(145,514)	(115,471)
Total property, plant and equipment, net of accumulated depreciation and amortization	$292,706	$245,376

(7)	Goodwill

Changes in the carrying amount of goodwill for the nine months ended March 31, 2007 were as follows (in thousands):

Balance at July 1, 2006	$195,612

Payment of earn-out relating to Hoefner	331

Payment of earn-out relating to PolarMed	1,000

Acquisition of Western Medical Marketing (Note 14)	257

Foreign currency translation adjustments	7,221

Balance at March 31, 2007	$204,421

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(8)	Other Intangible Assets

Other intangible assets are comprised of the following as of March 31, 2007 and June 30, 2006 (in thousands):

	March 31, 2007	June 30, 2006
Developed/core product technology	$32,749	$31,336
Accumulated amortization	(8,726)	(4,992)
Developed/core product technology, net of accumulated amortization	24,023	26,344
Trade names	1,738	1,663
Accumulated amortization	(462)	(265)
Trade names, net of accumulated amortization	1,276	1,398
Customer relationships	17,418	16,362
Accumulated amortization	(4,014)	(2,094)
Customer relationships, net of accumulated amortization	13,404	14,268
Patents	20,401	16,151
Accumulated amortization	(12,171)	(9,264)
Patents, net of accumulated amortization	8,230	6,887
Other intangibles, net of accumulated amortization	$46,933	$48,897

Intangible assets consist of patents, customer relationships, trade names, developed/core product technology and are amortized over the estimated useful life of the assets, generally between five and nine years. There are no expected residual values related to these intangible assets.

In fiscal year 2005, as part of the acquisition of Saime SAS (“Saime”), we recognized an intangible asset with respect to developed/core product technology. Specifically, this technology related to the design and architecture of the hardware and algorithms that formed part of Saime’s ventilation products and is the subject of patents and other intellectual property protections. This technology is separable from goodwill as it is capable of being sold, transferred or licensed. This represents proprietary know-how predominantly associated with the following portfolio of products that were technologically feasible at the date of acquisition:

(i)	Elisee Series: Combines all conventional ventilation modes and monitoring functions; and

(iii)	VS Series (including Serena, Ultra and Integra): A new generation of ventilators using new blower technology.

Both of these series of products continue to generate revenue, which is consistent with our original expectations. Although no assurance can be given that the underlying assumptions used to value the acquired developed/core product technology will transpire as estimated, we remain confident in the assumptions used and, as a result, the net return of the Saime acquisition.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Long-Term Debt

Long-term debt at March 31, 2007 and June 30, 2006 consists of the following (in thousands):

	March 31, 2007	June 30, 2006
Long-term loan and revolving facility	$18,606	$4,796
Capital lease	77	73
Current portion of long-term debt	$18,683	$4,869
Long-term loan and revolving facility	$95,389	$115,644
Capital lease	499	568
Non-current portion of long-term debt	$95,888	$116,212

Revolving Facility

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the lenders (the “Loan Agreement”), which provides for a revolving loan of up to $75 million. Draws under the revolving loan must be made before March 1, 2011, at which time all unpaid principal and interest must be repaid. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At June 30, 2006 and March 31, 2007, there were no amounts outstanding under the Loan Agreement.

The obligations of ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. under the Loan Agreement are secured by substantially all of the personal property of each of ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc., and are guaranteed by ResMed Inc. under an Amended and Restated Continuing Guaranty and Pledge Agreement, which guaranty is secured by a pledge of the equity interests in ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. held by ResMed Inc. The Loan Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Inc. maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and a minimum EBITDA and liquidity requirements for ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc.

The aggregate principal amount of the revolving loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default (as defined in the Loan Agreement). Events of default include, among other events, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related documents or a 35% or more change in control of ResMed Inc., ResMed Corp., Servo Magnetics Inc. or ResMed EAP Holdings Inc. At the most recent reporting date we were in compliance with our debt covenants.

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

Tranche A is an EUR 50 million five-year term loan facility that refinances all amounts outstanding under a syndicated facility agreement dated May 16, 2005, between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly-owned French subsidiary ResMed SAS under its agreement to acquire Saime. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 44.5 million on June 30, 2007, EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At March 31, 2007, the Tranche A facility loan had an amount outstanding of EUR 48.25 million, or USD 64.5 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At March 31, 2007, the Tranche B facility loan had an amount outstanding of USD 5.9 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At March 31, 2007, the Tranche C facility loan had an amount outstanding of USD 39.7 million.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars for one year, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling for one year. At March 31, 2007, there was an aggregate of USD 3.9 million outstanding under these working capital agreements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Long-Term Debt, Continued

Syndicated Facility, Continued

The loan is secured by a pledge of 100% of the shares of ResMed Inc.’s subsidiary, Saime, pursuant to a Pledge Agreement. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Limited maintain certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the loan and any accrued, but unpaid, interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement. Events of default include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Limited and its subsidiaries, and if ResMed Inc. ceases to control ResMed Limited, ResMed Corp., ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited, Take Air Medical Handels-GmbH or Saime.

The obligations of ResMed Limited under the loan are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At the most recent reporting date we were in compliance with our debt covenants.

Capital Lease

As part of the acquisition of Saime we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

Details of contractual debt maturities at March 31, 2007 are as follows (in thousands):

		Payments Due by Period
	Total	1 year	2 years	3 years	4 years	5 years	Thereafter
Long-Term Debt	$113,995	$18,606	$9,023	$13,701	$36,759	$35,906	$—

Capital Leases	576	77	77	77	77	77	191
Total	$114,571	$18,683	$9,100	$13,778	$36,836	$35,983	$191

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(10)	Voluntary Product Recall Expenses

On April 23, 2007 we initiated a worldwide voluntary recall of approximately 300,000 of our early production S8 flow generators used for the treatment of obstructive sleep apnea. In S8 devices manufactured between July 2004 and May 15, 2006, there is a remote potential for a short circuit in the power supply connector. Furthermore in seven cases worldwide, device failures have led to thermal damage to the device, with a remote potential to ignite material external to the device. We plan to work with our distribution partners globally to provide a replacement device to patients who have an affected S8 flow generator. We have advised the U.S. Food and Drug Administration and other regulatory authorities of this action and will be continuing to discuss this action with those authorities and finalize our proposed course of action after those discussions are concluded.

The estimated cost of this action is $59.7 million which has been recognized as a charge to cost of sales in the condensed consolidated statement of income and accrued in the condensed consolidated balance sheet as of March 31, 2007 as the liability was probable and the related expenses could be reasonably estimated. These direct and incremental costs represent our best estimate of probable costs based on current available data and take into account factors such as expected return rates for the affected units, unit replacement costs, legal, consulting, logistical and administrative expenses directly associated with the recall. These costs are still subject to finalization and clearance of our recall plan by regulatory authorities. Accordingly, should we receive additional feedback from our ongoing discussions with regulatory bodies or should actual product recall costs differ from our estimated costs, material revisions to our estimated product recall accrual may be required.

(11)	Restructuring Expenses

There were no restructuring expenses incurred during the three and nine months ended March 31, 2007 compared to $Nil and $1.1 million incurred during the three and nine months ended March 31, 2006, respectively. The prior year restructuring expenses (predominantly one-time termination benefits) were associated with the integration of the separate operations of ResMed Germany and MAP Medizin-Technologie GmbH (“MAP”) into a single operating unit. We have completed the relocation of our ResMed Germany operation (previously located in Moenchengladbach) to Munich and integration of the back office functions including customer service, logistics and administration. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly in order to achieve maximum efficiencies and cost savings.

The following is a summary of the restructuring liabilities related to the restructure and integration of the separate operations of ResMed Germany and MAP into a single operating unit, which were recorded during the nine months ended March 31, 2007 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at July 1, 2006	$38	$100	$138
Cash payments	(9)	(64)	(73)
Foreign currency translation	2	2	4
Balance at March 31, 2007	$31	$38	$69

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(12)	Stockholders’ Equity

Stock Options. We have granted stock options to personnel, including officers and directors, in accordance with the Plans. These options have expiration dates of seven or ten years from the date of grant and vest over three or four years. We have granted these options with an exercise price equal to the market value as determined at the date of grant.

At our Annual Meeting of Shareholders that was held on November 9, 2006, our shareholders approved the 2006 Plan. The 2006 Plan succeeds and replaces the 1997 Plan, which authorized a maximum of 16,000,000 shares (as adjusted for stock splits) of our common stock and was adopted by the board of directors and then approved by the shareholders in November 1997. In connection with the adoption of the 2006 Plan, we have terminated the 1997 Plan as to any and all future awards. Options granted under the 1997 Plan, which remain outstanding, will continue to be governed by the 1997 Plan.

The maximum number of shares of our common stock authorized for issuance under the 2006 Plan is 7,800,000 shares. The number of shares of our common stock available for issuance under the 2006 Plan will be reduced by (i) two and one tenth (2.1) shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2006 Plan to any individual during any calendar year, may not exceed 1,000,000 shares of our common stock.

At March 31, 2007, there was $45.2 million in unrecognized compensation costs, related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 3.1 years. The aggregate intrinsic value of the options outstanding and the options exercisable at March 31, 2007 was $164.6 million and $119.0 million, respectively. The aggregate intrinsic value of the options exercised during the three months and nine months ended March 31, 2007 was $18.9 million and $44.4 million, respectively. The aggregate fair market value of options that vested during the three months and nine months ended March 31, 2007 was $11.0 million and $12.9 million, respectively.

The following table summarizes option activity during the nine months ended March 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at beginning of period	8,102,892	$24.26
Granted	2,326,648	46.44
Exercised	(1,598,487)	18.25
Forfeited	(255,558)	32.05
Outstanding at end of period	8,575,495	$31.17	6.8 years
Exercise price range of granted options		$40.25 - $ 52.58
Options exercisable at end of period	4,112,543	$21.41	5.8 years

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(12)	Stockholders’ Equity, continued

Employee Stock Purchase Plan (“ESPP”). The ESPP was approved by our shareholders at the Annual Shareholder Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Compensation Committee of our board of directors’ of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe to more than $25,000 in value of our common stock during any calendar year. There is a maximum of 7,500,000 shares of our common stock authorized for sale under the ESPP.

During the nine months ended March 31, 2007, we recognized $1.2 million of stock-based compensation expense associated with the ESPP and issued 69,262 shares at an average weighted share price of $36.62.

Convertible Subordinated Notes. During the year ended June 30, 2006, and pursuant to the Indenture dated June 20, 2001 between us and American Stock Transfer & Trust Company, as trustee, holders of all of the 4% Convertible Subordinated Notes due 2006 converted the Notes into an aggregate of 3,737,593 shares of our common stock. The Notes were converted into 33 shares of our common stock for each $1,000 principal amount of the Notes, at a conversion price of $30.30 per share. The dilutive impact of these conversions has been reflected in the reported diluted earnings per share.

Stock Split. On August 10, 2005, our board of directors declared a two-for-one split of our common stock to be payable in the form of a 100% stock dividend distributed on September 30, 2005. Shareholders received one additional share of our common stock for every share held of record on September 15, 2005. All share and per share information has been adjusted for this stock split.

Preferred Stock. In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at March 31, 2007.

Stock Purchase Rights. In April 1997, the Company implemented a plan to protect stockholders’ rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company’s outstanding common stock carries one right to purchase Series A Junior Participating Preferred Stock (the “Right”). The Right enables the holder, under certain circumstances, to purchase common stock of the Company or of the acquiring person at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 20% or more of the Company’s outstanding common stock. The plan and its accompanying Rights expired pursuant to their terms in April 2007 and the Rights are no longer outstanding.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(13)	Legal Actions and Contingencies

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not have a material adverse effect on our condensed consolidated financial statements taken as a whole.

During September and October 2004, the Company began receiving tax assessment notices for the audit of one of its German subsidiaries by the German tax authorities for the years 1996 through 1998. Certain of these adjustments are being contested and appealed to the German tax authority office. We believe no additional provision is necessary for any tax adjustment that may result from the tax audit. However, the outcome of the audit cannot be predicted with certainty. Should any tax audit issues be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such matter is resolved.

On December 23, 2002, three former contractors of our subsidiary MAP initiated proceedings in Munich 1 Regional Court (Proceedings No. 7 O 23286/02), petitioning the Court for a declaration of inventorship with respect to MAP German Patent Applications identified as No. 100 31 079 and 101 92 802.5 and European Patent Application No. EP 01 967 819.7. On March 10, 2005, the Court entered judgment in favor of the plaintiffs, finding that they should be identified as co-inventors in place of certain individual defendants. In April 2005, MAP filed an appeal of that decision. We do not expect the outcome of this litigation to have an adverse material effect on our condensed consolidated financial statements.

In March 2006, an Australian university made a demand that we pay additional royalties pursuant to a current patent license agreement. We rejected the demand and have informed the university that we do not consider the claim to have merit. On February 13, 2007 the university commenced legal action in the Federal Court of Australia to pursue its claim. We are vigorously defending our position and we do not expect the outcome of this claim to have an adverse material effect on our condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(14)	Business Acquisitions

Fiscal Year Ended June 30, 2007

Western Medical Marketing (“WMM”). On October 4, 2006 we acquired the business assets of WMM, a distribution business operating in the Pacific Northwest region of the U.S. for a total cash consideration of $0.3 million. The acquisition has been accounted for using purchase accounting and accordingly the results of operations of WMM have been included in our consolidated financial statements since October 4, 2006. An amount of $0.3 million, representing the excess of the purchase price over the fair value of preliminary identifiable net assets acquired, has been recorded as goodwill. We have not yet completed the purchase price allocation as the valuation of certain assets are not yet complete. We do not believe that the valuations will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation by June 30, 2007.

Fiscal Year Ended June 30, 2006

PolarMed Holding AS (“PolarMed”). As disclosed in our consolidated financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of PolarMed, the holding company for PolarMed AS and its affiliates, on December 1, 2005, for net cash consideration of $6.5 million. This was comprised of $6.8 million in consideration less $0.3 million of cash acquired. Additionally, as part of the acquisition, we assumed debt of $1.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. Of the $0.3 million in potential future payments included within the purchase agreement, $1.0 million was paid during the quarter ended March 31, 2007 as a result of the successful achievement of a performance milestone. This additional payment was accrued at December 31, 2006, which increased the total acquisition consideration to $7.8 million from $6.8 million and increased the amount recorded as goodwill to $5.4 million from $4.4 million.

Pulmomed Medizinisch-Technische Geräte GmbH (“Pulmomed”). As disclosed in our consolidated financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of Pulmomed on July 1, 2005 for net cash consideration of $2.5 million, including acquisition costs. Additionally, as part of the acquisition, we assumed debt of $1.0 million. Under the purchase agreement, we may also be required to make additional future payments of up to $0.9 million based on the achievement of certain performance milestones following the acquisition through June 30, 2007. Of the $0.9 million in potential future payments included within the purchase agreement, $0.3 million was paid during the quarter ended September 30, 2006 as a result of the successful achievement of a performance milestone. This additional payment was accrued at June 30, 2006, which increased the total acquisition consideration to $2.8 million from $2.5 million and increased the amount recorded as goodwill by $0.3 million to $2.1 million.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(14)	Business Acquisitions, Continued

Fiscal Year Ended June 30, 2005

Hoefner Medizintechnick GmbH (“Hoefner”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of Hoefner Medizintechnick GmbH (“Hoefner”) on February 14, 2005 for net cash consideration of $8.2 million. This was comprised of the $10.7 million in total consideration, including acquisition costs, less $2.5 million of cash acquired. Under the purchase agreement, additional future payments of up to $0.9 million are possible based on the achievement of certain performance milestones following the acquisition through March 31, 2007. Of the $0.9 million in potential additional payments, $0.6 million was paid during fiscal 2006. The impact of this was to increase the total acquisition consideration to $11.3 million from $10.7 million and to increase the amount recorded as goodwill by $0.6 million to $8.8 million. The remaining $0.3 million of the $0.9 million was paid during the quarter ended March 31, 2007 as a result of the successful achievement of a performance milestone. This additional payment was accrued at December 31, 2006, which increased the total acquisition consideration to $11.6 million and goodwill to $9.1 million.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. The words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation, the development of new markets for our products, such as cardiovascular and stroke markets, and the impact of future developments related to the recently announced product recall. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and elsewhere in this report, which could cause actual results to materially differ from those projected or implied in the forward-looking statements.

In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, the predicted costs of the product recall, which could change in response to additional feedback from ongoing discussions with regulatory bodies or other unforeseen circumstances, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our annual report on Form 10-K, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, reputation, financial condition and results of operations could be materially harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of the results of operations for the nine months ended March 31, 2007. It should be read together with the detail provided in the individual sections below. In this report, all share numbers and per share amounts have been retroactively adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

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

During the quarter ended March 31, 2007 our net revenue increased by 13% when compared to the quarter ended March 31, 2006. These results were primarily driven by increasing unit sales of our products. Gross margin was 30% for the quarter ended March 31, 2007. The gross margin includes a provision of $59.7 million for our voluntary product recall of approximately 300,000 of our S8 flow generators. Excluding this voluntary product recall our gross margin was 62%, which is consistent with the quarter ended March 31, 2006. Diluted (loss) earnings per share for the quarter ended March 31, 2007 decreased to ($0.20) per share, down from $0.34 per share in the quarter ended March 31, 2006. This result was significantly impacted by the $59.7 million ($41.8 million net of tax) charge for voluntary product recall expenses. For the quarter ended March 31, 2007, we recognized acquisition related amortization expenses and stock-based compensation costs of $1.7 million and $4.7 million, respectively.

Net Revenue

Net revenue increased for the three months ended March 31, 2007 to $183.0 million as compared to $162.3 million for the three months ended March 31, 2006, an increase of $20.7 million or 13%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $6.5 million during the three months ended March 31, 2007.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, continued

Net revenue in North and Latin America increased for the quarter ended March 31, 2007 to $94.6 million from $86.2 million for the three months ended March 31, 2006, an increase of $8.4 million or 10%. Excluding sales from our motor division, our net revenue in North and Latin America for sleep-disordered breathing products increased by 13% compared to the three months ended March 31, 2006. The motor division has been reducing low margin non-core sales to concentrate on supply of motors for our products. The revenue growth has been generated by increased public and physician awareness of sleep-disordered breathing together with our continued investment in our sales force and marketing initiatives. Recent product releases such as the Adapt SV also contributed to our sales growth.

Net revenue in international markets for the quarter ended March 31, 2007 increased to $88.4 million from $76.1 million in the quarter ended March 31, 2006, an increase of $12.3 million or 16%. International sales growth in the quarter ended March 31, 2007 predominantly reflects growth in the overall sleep-disordered breathing market and the positive impact from movements in international currencies against the U.S. dollar. Excluding the impact of movements in international currencies, international sales grew by 8%.

Revenue from sales of flow generators for the quarter ended March 31, 2007 totaled $94.6 million, an increase of 12% compared to the quarter ended March 31, 2006, including increases of 12% in North and Latin America and 12% elsewhere. Revenue from sales of mask systems, motors and other accessories totaled $88.4 million, an increase of 14%, including increases of 8% in North and Latin America and 24% elsewhere, for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

For the nine months ended March 31, 2007, revenue from sales of flow generators increased by 20% compared to the nine months ended March 31, 2006, 21% in North and Latin America and 19% internationally. Revenue from sales of mask systems, motors and other accessories increased by 21%; 20% in North and Latin America and 24% internationally, for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, contributions from acquisitions and contributions from new products.

Gross Profit

Gross profit decreased for the quarter ended March 31, 2007 to $54.2 million from $100.9 million for the quarter ended March 31, 2006, a decrease of $46.7 million or 46%. Gross profit as a percentage of net revenue for the quarter ended March 31, 2007 was 30% and is lower than the quarter ended March 31, 2006 of 62%. The decrease in gross margin is primarily due to $59.7 million of voluntary product recall expenses that we recognized during the quarter. Excluding voluntary product recall expenses, gross profit as a percentage of revenue was 62% for the quarter ended March 31, 2007, which is consistent with the same period in 2006.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit, continued

Gross profit for the nine months ended March 31, 2007 decreased to $267.2 million from $272.7 million for the nine months ended March 31, 2006. Gross profit as a percentage of revenue was 51% for the nine months ended March 31, 2007 which is lower than the nine months ended March 31, 2006 of 63%. This is due to voluntary product recall expenses of $59.7 million. Excluding voluntary product recall expenses gross profit as a percentage of net revenue was 63% for the nine months ended March 31, 2007.

Voluntary Product Recall Expenses

On April 23, 2007 we initiated a worldwide voluntary product recall of approximately 300,000 of our early production S8 flow generators. In these particular units, which were manufactured between July 2004 and May 15, 2006, there is a remote potential for a short circuit in the power supply connector. Furthermore in seven cases worldwide, device failures have led to thermal damage to the device, with a remote potential to ignite material external to the device. We plan to work with our distribution partners globally to provide a replacement device to patients who have an affected S8 flow generator.

The estimated cost of this action is $59.7 million which has been recognized as a charge to cost of sales in the condensed consolidated statement of income during the quarter ended March 31, 2007. We have advised the U.S. Food and Drug Administration and other regulatory authorities of this action, however, the estimated costs of this voluntary product recall are still subject to finalization and clearance of our recall plan by regulatory authorities. We cannot assure that the actual costs of the product recall will not exceed the amount we have estimated and recognized.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2007 to $61.3 million from $52.9 million for the three months ended March 31, 2006, an increase of $8.4 million or 16%. Stock-based compensation expenses of $3.9 million and $2.8 million have been included within the selling, general and administrative expenses for the three months ended March 31, 2007 and 2006, respectively. Selling, general and administrative expenses, as a percentage of net revenue, were 34% for the three months ended March 31, 2007 compared to 33% for the three months ended March 31, 2006.

Selling, general and administrative expenses increased for the nine months ended March 31, 2007 to $172.1 million from $146.5 million for the nine months ended March 31, 2006, an increase of $25.6 million or 17%. Stock-based compensation expenses of $10.6 million and $9.3 million have been included within the selling, general and administrative expenses for the nine months ended March 31, 2007 and 2006, respectively. Selling, general and administrative expenses, as a percentage of net revenue, were 33% for the nine months ended March 31, 2007 compared to 34% for the nine months ended March 31, 2006.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses, continued

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth, continued infrastructure investment, particularly in our European businesses, and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to net appreciation of international currencies against the U.S. dollar, which added approximately $2.9 million and $6.5 million to our expenses for the three months and nine months ended March 31, 2007, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to continue in the range of 31% to 34%.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2007 to $13.1 million from $9.1 million for the three months ended March 31, 2006, an increase of $3.9 million or 43%. Stock-based compensation expenses of $0.5 million have been included within research and development expenses for both the three months ended March 31, 2007 and 2006. Research and development expenses, as a percentage of net revenue, were 7%, for the three months ended March 31, 2007 compared to 6% for the three months ended March 31, 2006.

Research and development expenses increased for the nine months ended March 31, 2007 to $35.9 million from $26.2 million for the nine months ended March 31, 2006, an increase of $9.8 million or 37%. Stock-based compensation expenses of $1.5 million have been included within research and development expenses for both the nine months ended March 31, 2007 and 2006. Research and development expenses, as a percentage of net revenue, were 7%, for the three months ended March 31, 2007, compared to 6% for the nine months ended March 31, 2006.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, increased charges for consulting fees and an increase in technical assessments incurred to facilitate development of new products. The increase in research and development expenses was also attributable to net appreciation of international currencies against the US dollar, which added approximately $0.7 million and $1.2 million to our expenses for both the three months and nine months ended March 31, 2007, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue in the range of 6% to 7%.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended March 31, 2007 totaled $1.7 million ($1.6 million for the three months ended March 31, 2006) and related to acquired intangible assets associated with the acquisitions of Pulmomed, Saime, Hoefner, Resprecare and Polarmed.

Amortization of acquired intangible assets for the nine months ended March 31, 2007 totaled $5.1 million ($4.7 million for the nine months ended March 31, 2006) and related to acquired intangible assets associated with the acquisitions of Pulmomed, Saime, Hoefner, Resprecare and Polarmed.

Restructuring Expenses

There were no restructuring expenses incurred during the three or nine months ended March 31, 2007 compared to $Nil and $1.1 million incurred during the three and nine months ended March 31, 2006, respectively. The prior year restructuring expenses were mainly associated with the integration of the separate operations of ResMed Germany and MAP into a single operating unit. This restructuring is now complete.

Income Taxes

For the three months ended March 31, 2007 we recognized an income tax benefit of $5.6 million. This is primarily attributable to the tax benefit associated with the voluntary product recall expense that was recognized during the quarter. Excluding the impact of voluntary product recall expenses, the effective income tax rate was 32% for the three months ended March 31, 2007, which is broadly consistent with the three months ended March 31, 2006 of 31%.

Our effective income tax rate of approximately 33% for the nine months ended March 31, 2007 was higher than our effective tax rate of 31% for the nine months ended March 31, 2006. This is primarily due to the tax impact of the voluntary product recall expense. Excluding the voluntary product recall expenses, the effective income tax rate was 31% for the nine months ended March 31, 2007.

Other Income (Expense), Net

Other income (expense), net, for the three months ended March 31, 2007 decreased to net income of $0.9 million compared to net income of $1.4 million for the three months ended March 31, 2006. The decrease in other income was predominantly attributable to foreign exchange losses recognized during the quarter ended March 31, 2007.

Other income (expense), net, for the nine months ended March 31, 2007 increased to net income of $3.4 million compared to net income of $1.0 million for the nine months ended March 31, 2006. The increase in other income was predominantly attributable to higher interest income on additional cash balances and the lower interest expense due to the reduction in our convertible debt, which was converted into equity during the quarter ended March 31, 2006.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Net Income

As a result of the factors discussed above and in particular the voluntary product recall expense, we recorded a net loss for the three months ended March 31, 2007 of ($15.4) million or a loss of ($0.20) per diluted share compared to net income of $26.4 million or $0.34 per diluted share for the three months ended March 31, 2006.

As a result of the factors discussed above, our net income for the nine months ended March 31, 2007 was $38.6 million or $0.49 per diluted share compared to net income of $65.1 million or $0.87 per diluted share for the nine months ended March 31, 2006.

Business Acquisitions

Western Medical Marketing (“WMM”). On October 4, 2006 we acquired the business assets of WMM, a distribution business operating in the Pacific Northwest region of the U.S. for a total cash consideration of $0.3 million. The acquisition has been accounted for using purchase accounting and accordingly, the results of operations of WMM have been included in our consolidated financial statements from October 4, 2006. An amount of $0.3 million, representing the excess of the purchase price over the fair value of preliminary identifiable net assets acquired, has been recorded as goodwill. We have not yet completed the purchase price allocation, as the valuation of certain assets are not yet complete. We do not believe that the valuations will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation by June 30, 2007.

PolarMed Holding AS (“PolarMed”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of PolarMed, the holding company for PolarMed AS and its affiliates, on December 1, 2005, for net cash consideration of $6.5 million. This was comprised of $6.8 million in consideration less $0.3 million of cash acquired. Additionally, as part of the acquisition, we assumed debt of $1.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. Of the $0.3 million in potential future payments included within the purchase agreement, $1.0 million was paid during the quarter ended March 31, 2007 as a result of the successful achievement of a performance milestone. This additional payment was accrued at December 31, 2006, which increased the total acquisition consideration to $7.8 million from $6.8 million and increased the amount recorded as goodwill to $5.4 million from $4.4 million.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Business Acquisitions, continued

Pulmomed Medizinisch-Technische Geräte GmbH (“Pulmomed”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of Pulmomed on July 1, 2005, for net cash consideration of $2.5 million, including acquisition costs. Additionally, as part of the acquisition, we assumed debt of $1.0 million. Under the purchase agreement, we may also be required to make additional future payments of up to $0.9 million based on the achievement of certain performance milestones following the acquisition through June 30, 2007. Of the $0.9 million in potential future payments included within the purchase agreement, $0.3 million was paid during the quarter ended September 30, 2006 as a result of the successful achievement of a performance milestone. This additional payment was accrued at June 30, 2006, which increased the total acquisition consideration to $2.8 million from $2.5 million and increased the amount recorded as goodwill by $0.3 million to $2.1 million.

Hoefner Medizintechnick GmbH (“Hoefner”). As disclosed in our financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of Hoefner Medizintechnick GmbH (“Hoefner”) on February 14, 2005, for net cash consideration of $8.2 million. This was comprised of the $10.7 million in total consideration, including acquisition costs, less $2.5 million of cash acquired. Under the purchase agreement, additional future payments of up to $0.9 million are possible based on the achievement of certain performance milestones following the acquisition through March 31, 2006. Of the $0.9 million in potential future payments, $0.6 million was paid during fiscal 2006. The impact of this was to increase the total acquisition consideration to $11.3 million from $10.7 million and to increase the amount recorded as goodwill by $0.6 million to $8.8 million. The remaining $0.3 million of the $0.9 million was paid during the quarter ended March 31, 2007 as a result of the successful achievement of a performance milestone. This additional payment was accrued at December 31, 2006, which increased the total acquisition consideration to $11.6 million and goodwill to $9.1 million.

Liquidity and Capital Resources

As of March 31, 2007 and June 30, 2006, we had cash and cash equivalents and marketable securities available-for-sale of $260.1 million and $219.5 million, respectively. Working capital was $437.6 million and $381.3 million at March 31, 2007 and June 30, 2006, respectively.

Inventories at March 31, 2007 increased by $48.2 million or 44% to $156.9 million compared to March 31, 2006 inventories of $108.7 million. The percentage increase in inventories was higher than the 20% increase in revenues in the nine month period ended March 31, 2007 compared to the nine month period ended March 31, 2006. The higher inventory growth reflects increased inventory levels to accommodate our increasing sales and additional inventory associated with the upcoming launch of several new products including the VPAP Malibu and Tango flow generators, and the Quattro and Liberty mask offerings.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Accounts receivable at March 31, 2007 were $153.1 million, an increase of $25.9 million or 20% over the March 31, 2006 accounts receivable balance of $127.2 million. This increase was consistent with the 20% incremental increase in revenues for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. Accounts receivable days outstanding were 73 days for the quarter ended March 31, 2007. Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2007 and June 30, 2006 was 3.1% and 2.3%, respectively. The credit quality of our customers remains consistent with our past experience.

During the nine months ended March 31, 2007, we generated cash of $64.0 million from operations compared to $63.7 million for the nine months ended March 31, 2006. The cash generated from operations included a reduction of $11.3 million (2006: $2.2 million) due to the adoption of SFAS 123(R) as tax benefits associated with employee stock options exercised during the quarter are required to be included within cashflows from financing activities.

Capital expenditures for the nine months ended March 31, 2007, and for the nine months ended March 31, 2006, aggregated $60.1 million and $79.1 million, respectively. The capital expenditures for the nine months ended March 31, 2007 primarily reflected the construction of new facilities, computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $292.7 million at March 31, 2007 compared to $245.4 million at June 30, 2006.

During the nine months ended March 31, 2007, we completed the construction of our new research and development and office facilities at our existing site in Sydney, Australia. We incurred construction costs of $12.0 million to complete our new building during the nine months ended March 31, 2007. We also commenced an extension to our manufacturing facility in Sydney, Australia during the quarter ended March 31, 2007. We have incurred $3.3 million during the quarter and estimate additional construction cost of approximately $10.0 million to complete the project. We expect to complete this extension within the next calendar year and to fund the project through a combination of cash on hand and cash generated from operations.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

On July 7, 2005, we purchased a 9.78-acre parcel of land in Kearney Mesa, San Diego for $21.0 million. The new location in San Diego will allow us to develop a new corporate headquarters. We are currently in the early stages of the development of these new corporate headquarters.

Details of contractual obligations at March 31, 2007 are as follows:

		Payments Due by Period
In $000’s	Total	Mar 2008	Mar 2009	Mar 2010	Mar 2011	Mar 2012	Thereafter
Long-Term Debt	$113,995	$18,606	$9,023	$13,701	$36,759	$35,906	$-
Operating Leases	25,726	8,296	7,064	4,931	3,061	1,852	522
Capital Leases	576	77	77	77	77	77	191
Unconditional Purchase Obligations	39,108	37,392	834	834	21	21	6

Total Contractual Cash Obligations	$179,405	$64,371	$16,998	$19,543	$39,918	$37,856	$719

Details of other commercial commitments as at March 31, 2007 are as follows:

		Amount of Commitment Expiration Per Period
In $000’s	Total	Mar 2008	Mar 2009	Mar 2010	Mar 2011	Mar 2012	Thereafter
Available Lines of Credit	$1,280	$-	$-	$-	$-	$-	$1,280
Standby Letters of Credit	35	35	-	-	-	-	-
Guarantees*	56,314	1,667	-	53,954	149	-	544

Total Commercial Commitments	$57,629	$1,702	$-	$53,954	$149	$-	$1,824
*	These guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and our loan agreements

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the lenders (the “Loan Agreement”), that provides for a revolving loan of up to $75 million. The Loan Agreement also contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and that certain of our subsidiaries maintain a minimum EBITDA and liquidity. We are currently in compliance with all of these covenants. Draws under the revolving loan must be made before March 1, 2011, at which time all unpaid principal and interest must be repaid. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At March 31, 2007 there were no amounts outstanding under the Loan Agreement.

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

Tranche A is an EUR 50 million five-year term loan facility that refinances all amounts outstanding under a syndicated facility agreement dated May 16, 2005, between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly-owned French subsidiary ResMed SAS under its agreement to acquire Saime. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 44.5 million on June 30, 2007, EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At March 31, 2007, the Tranche A facility loan had an amount outstanding of EUR 48.25 million, or USD 64.5 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At March 31, 2007, the Tranche B facility loan agreement had an outstanding amount of USD 5.9 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At March 31, 2007, the Tranche C facility loan had an amount outstanding of USD 39.7 million.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars for one year, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling for one year. At March 31, 2007, there was an amount of USD 3.9 million outstanding under these working capital agreements.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Syndicated Facility, continued

The loan is secured by a pledge of one hundred percent of the shares of ResMed Inc.’s subsidiary, Saime, pursuant to a Pledge Agreement. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Limited maintain certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement. Events of default include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Limited and its subsidiaries, and if ResMed Inc. ceases to control ResMed Limited, ResMed Corp., ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited, Take Air Medical Handels-GmbH or Saime. At the most recent reporting date we were in compliance with our debt covenants.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations, our $75 million undrawn revolving line of credit with Union Bank of California and our $16.4 million undrawn facilities with HSBC.

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

Stock Split

On August 10, 2005, our Board of Directors declared a two-for-one split of our common stock which was effected in the form of a 100% stock dividend. Shareholders received one additional share of common stock for every share held of record on September 15, 2005. All share numbers and per share amounts contained in the condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect this stock split.

Critical Accounting Principles and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, goodwill, impaired assets, intangible assets, income taxes and contingencies.

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

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Principles and Estimates, Continued

(8) Voluntary Product Recall Expenses. We recognized an accrual for the estimated cost of the voluntary product recall at the time the liability was probable and the related expenses could be reasonably estimated. The amount of this accrual was determined taking into consideration the future probable expenses directly related to the product recall including expected return rates for the affected units, unit replacement costs, legal, consulting, logistical and administrative expenses. Should actual product recall costs differ from our estimated costs or should we receive additional feedback from our ongoing discussions with regulatory bodies, revisions to our estimated product recall accrual may be required.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning July 1, 2007. We are assessing the potential impact that the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FASB 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are assessing the potential impact that the adoption of this standard will have on our financial statements.

In September 2006, the Securities and Exchange Commission (“the SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements” (“SAB 108”), which requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual financial statements. We do not expect that the adoption of SAB 108 will have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2007, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The table below provides information in U.S. dollar equivalents on our foreign-currency-denominated financial assets by legal entity functional currency as at March 31, 2007 (in thousands):

	Foreign Currency Financial Assets
	Aust Dollar	US Dollar	Euro	Great Britain Pound	Singapore Dollar	New Zealand Dollar	Swedish Krona	Swiss Franc	Norwegian Krone
AUD Functional Currency Entities:
Assets	-	77,745	105,558	14,706	632	984	1,398	4,274	1,135
Liability	-	(23,255)	(93,501)	(6,368)	(55)	(54)	(7)	(6)	-
Net Total	-	54,490	12,057	8,338	577	930	1,391	4,268	1,135
USD Functional Currency Entities:
Assets	46,898	-	-	-	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-
Net Total	46,898	-	-	-	-	-	-	-	-
Euro Functional Currency Entities:
Assets	-	1	682	-	-	-	-	-	-
Liability	-	(381)	(44)	(1,998)	-	-	-	-	-
Net Total	-	(380)	638	(1,998)	-	-	-	-	-
GBP Functional Currency Entities:
Assets	-	429	8,089	-	-	-	-	-	-
Liability	-	29	(598)	-	-	-	-	-	-
Net Total	-	458	7,491	-	-	-	-	-	-
CHF Functional Currency Entities:
Assets	-	838	20	10	-	-	-	-	-
Liability	-	(9)	(814)	(319)	-	-	-	-	-
Net Total	-	829	(794)	(309)	-	-	-	-	-
NOK Functional Currency Entities:
Assets	-	-	-	-	-	-	-	-	-
Liability	-	(97)	(139)	(81)	-	-	(83)	-	-
Net Total	-	(97)	(139)	(81)	-	-	(83)	-	-
SEK Functional Currency Entities:
Assets	-	2	-	-	-	-	-	-	-
Liability	-	(1,240)	(64)	(26)	-	-	-	-	1,136
Net Total	-	(1,238)	(64)	(26)	-	-	-	-	1,136

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at March 31, 2007. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets /(Liabilities)
Foreign Exchange Call Options	FY 2007	FY 2008	FY 2009	Total	Mar 31, 2007	June 30, 2006
Receive AUD/Pay USD
Option amount	$33,000	$45,000	$12,000	$90,000	$2,670	$1,035
Ave. contractual exchange rate	AUD 1 = USD 0.7775	AUD 1 = USD 0.7838	AUD 1 = USD 0.7949	AUD 1 = USD 0.7829
Receive AUD/Pay Euro
Option amount	$14,035	$8,020	-	$22,056	$64	$144
Ave. contractual exchange rate	AUD 1 = Euro 0.6399	AUD 1 = Euro 0.6230	-	AUD 1 = Euro 0.6336
Receive AUD/Pay GBP
Option Amount	-	$5,905	-	$5,905	$50	$-
Ave. contractual exchange rate	-	AUD 1 = GBP 0.4274	-	AUD 1 = GBP 0.4274

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, marketable securities and debt.

At March 31, 2007, we maintained a short-term investment portfolio containing financial instruments that have original maturities of less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

At March 31, 2007, we had total long-term debt, including the current portion of those obligations, of $114.6 million. Of this debt, $114.0 million is at variable interest rates and $0.6 million is subject to fixed interest rates.

A hypothetical 10% change in interest rates during the three months ended March 31, 2007, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

PART I-FINANCIAL INFORMATION	Item 4

RESMED INC. AND SUBSIDIARIES

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the three months ended March 31, 2007, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 13, Legal Actions and Contingencies, to the Condensed Consolidated Financial Statements (unaudited) under Item 1 of Part I of this report.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject to. At March 31, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2006, except as set forth below:

Complying with Food and Drug Administration, or FDA, and other regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to various federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, our products could be subject to recall if the FDA or we determine, for any reason, that our products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results. For example, in April 2007 we announced a worldwide voluntary product recall of approximately 300,000 of our S8 flow generators manufactured between July 2004 and May 2006. We have determined that there is a remote potential for a short circuit in the power connector. In only seven cases worldwide, device failures have led to thermal damage to the device, with a remote potential to ignite material external to the device. To date, no significant property damage or patient injury has been reported. We have advised the FDA and other regulatory authorities of this action and will be continuing to discuss this action with those authorities to finalize our proposed course of action. The estimated cost of this action is $59.7 million, which we recognized as an expense in the quarter ended March 31, 2007. These costs are still subject to finalization and approval of our recall plan by regulatory authorities. We cannot assure you that this will be the total cost for the recall or that the total cost will not significantly exceed our estimates. Moreover, we cannot predict the effect this recall and the negative publicity associated with the recall will have on our reputation among physicians and customers. Our results of operations could be severely impacted if we have failed to accurately estimate the costs of this product recall or if physicians and customers cease to recommend and purchase our products as a result of this product recall.

We are subject to potential product liability claims that may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims.

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 1A	Risk Factors, Continued

We are subject to potential product liability claims as a result of the design, manufacture and marketing of medical devices. In April 2007 we announced a worldwide voluntary product recall of approximately 300,000 of our S8 flow generators manufactured between July 2004 and May 2006. We have determined that there is a remote potential for a short circuit in the power connector which can cause the device to fail. In only seven cases worldwide, device failures have led to thermal damage to the device, with a remote potential to ignite material external to the device. To date, no significant property damage or patient injury has been reported. However, we would likely be subject to product liability claims should any of these devices malfunction, resulting injury to a patient or damage to property. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates. In addition, we would have to pay any amount awarded by a court in excess of our policy limits. Our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case, we may have to pay the entire amount of any award. We cannot assure you that our insurance coverage will be adequate or that all claims brought against us will be covered by our insurance. Insurance varies in cost and can be difficult to obtain, and we cannot assure you that we will be able to obtain insurance in the future on terms acceptable to us or at all. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts, which could harm our business.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Submission of Matters to a Vote of Security Holders

None.

Item 5	Other Information

None.

Item 6	Exhibits

3.1	Third Amended and Restated Bylaws of ResMed Inc. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Registrants Current Report on Form 8-K filed on March 1, 2007.

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2007

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman and Chief Executive Officer

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer