Form 10-K
period 2007-06-30
RESMED INC
filed 2007-08-28
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes [  ]    No [ x ]

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

Large accelerated filer [ x ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [ x ]

The aggregate market value of the voting stock held by non-affiliates of registrant as of December 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was approximately $3,684,206,000. (All directors, executive officers, and 10% stockholders of registrant are considered affiliates.)

At August 17, 2007, registrant had 77,485,037 shares of Common Stock, $.004 par value, issued and outstanding. This number excludes 2,657,518 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

Activa, ActiveCell, Adapt SV, Adaptiv, Aerial, Aero-Click, Aero-Fix, ApneaLink, AutoVPAP, AutoScan, AutoSet, AutoSet CS, AutoSet Spirit, AutoSet T, AutoSet Vantage, AutoSet.com, AutoSet-CS.com, AutoView, Bubble Cushion, Bubble Mask, Elisée, Eole, Escape, Helia, HumidAire, IPAP MAX, IPAP MIN, Kidsta, Magellan, Malibu, MAP, MEPAL, Meridian, MESAM, minni Max, Mirage, Protégé, Moritz biLEVEL, Papillon, Poly-MESAM, ResCap, ResControl, ResMed, S6, S7, S8, SELFSET, SleepVantage, SmartStart, Spirit, Spiro+, Sullivan, Swift, Tango, TiControl, Ultra Mirage, Vential, VPAP, VS Easyfit are our trademarks.

As used in this 10-K, the terms “we”, “us”, “our” and “the Company” refer to ResMed Inc., a Delaware corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “seek,” “will,” “will continue,” “estimate,” “plan,” “future” and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation, and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements each of which applies only as of the date of this report. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in Item 1A “Risk Factors” and elsewhere in this report.

In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, the impact of future developments related to the recently announced product recall, and various other factors subject to risks and uncertainties which could cause actual results to materially differ from those projected or implied in the forward-looking statements. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

We employ approximately 2,700 people and sell our products in over 68 countries through a combination of wholly owned subsidiaries and independent distributors.

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

Since formation we have acquired a number of operating businesses including:

Name of Entity	Date of Acquisition
Dieter W. Priess Medtechnik	February 7, 1996
Premium Medical SARL	June 12, 1996
Innovmedics Pte Ltd	November 1, 1997
EINAR Egnell AB	January 31, 2000
MAP Medizin Technologie GmbH	February 16, 2001
Labhardt AG	November 15, 2001
Servo Magnetics Inc.	May 14, 2002
John Stark and Associates	July 24, 2002
Respro Medical Company Limited	July 2, 2003
Resprecare BV	December 1, 2004
Hoefner Medizintechnik GmbH	February 14, 2005
Saime SA	May 19, 2005
Pulmomed Medizinisch-Technische Geräte GmbH	July 1, 2005
PolarMed Holding AS	December 1, 2005
Western Medical Marketing	October 4, 2006

Segment Information

The Company believes that, given the single market focus of its operations solely in the sleep-disordered breathing sector of the respiratory medicine industry, and the inter-dependence of its products, the Company operates as a single operating segment. See Note 16 – Segment Information of the Notes to Financial Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the notes to our consolidated financial statements.

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

Continue Product Development and Innovation.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to more effectively treat SDB, increase patient comfort and encourage compliance with prescribed therapy. For example, in 1999 we introduced the Mirage Full Face Mask. This mask contains an inflatable air pocket, which conforms to the patient’s facial contours, creating a more comfortable and better seal. In 2002, we introduced the AutoSet Spirit flow generator, our second-generation autotitrating device that adapts to the patient’s breathing patterns to more effectively treat OSA. In 2003, we introduced the Mirage Activa nasal mask, with active cushion technology to automatically seal mask leaks. In 2004, we introduced the Mirage Swift nasal pillows system, a less obtrusive, lightweight, and flexible alternative to nasal masks. In 2005, we introduced the S8 range of CPAP, a small flow generator with optional integrated humidification. In 2007, we launched several new patient interfaces including the Mirage Quattro, a full face mask that offers dual-wall cushion with spring air technology which accommodates movement during sleep, and the Mirage Liberty, which combines our nasal pillow technology in a full face mask product with a minimalist design. We believe that continued product development and innovation are key factors to our ongoing success. Approximately 12% of our employees are devoted to research and development activities. In fiscal year 2007, we invested $50.1 million, or 7% of our revenues, in research and development.

Expand Geographic Presence.    We market our products in over 68 countries to sleep clinics, home healthcare dealers and third party payers. We intend to increase our sales and marketing efforts in our principal markets, as well as expand the depth of our presence in other geographic regions.

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

During fiscal years 2007, 2006 and 2005, we donated $Nil, $0.8 million and $0.5 million, respectively, to the ResMed Foundation in the United States, and the ResMed Foundation in Australia, to further enhance research and awareness of SDB. The contributions to the Foundations reflect ResMed’s commitment to medical research into sleep-disordered breathing, particularly the treatment of obstructive sleep apnea.

Expand into New Clinical Applications.    We continually seek to identify new applications of our technology for significant unmet medical needs. Recent studies have established a clinical association between OSA and both stroke and congestive heart failure, and have recognized SDB as a cause of hypertension or high blood pressure. Research also indicates that SDB is independently associated with glucose intolerance and insulin resistance. We have developed a device for the treatment of Cheyne-Stokes breathing in patients with congestive heart failure. In addition, we maintain close working relationships with a number of prominent physicians to explore new medical applications for our products and technology. We have recently received Food and Drug Administration, or FDA, clearance and launched a new product in the United States for the treatment of respiratory insufficiency due to central sleep apnea, mixed apnea and periodic breathing, called the Adapt SV. The Adapt SV uses a technology known as adaptive servo-ventilation and was first made available to a select group of U.S. key opinion leader sites beginning in the third quarter of fiscal year 2006. Adaptive servo-ventilation, utilizes an advanced algorithm to calculate a patient-specific minute ventilation target and automatically adjusts pressure support to maintain the target. We believe this technology has allowed physicians to successfully treat complex breathing disorders in some patients who had previously tried and failed traditional positive airway pressure therapy.

Leverage the Experience of our Management Team.    Our senior management team has extensive experience in the medical device industry in general, and in the field of SDB in particular. We intend to continue to leverage the experience and expertise of these individuals to maintain our innovative approach to the development of products and increase awareness of the serious medical problems caused by SDB.

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

AutoSet systems are based on a proprietary technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA. CPAP and VPAP flow generators accounted for approximately 52%, 52% and 49% of our net revenues in fiscal years 2007, 2006 and 2005, respectively.

With the acquisition of Saime SA in May 2005, we increased our presence in the European homecare ventilation market. The VS and Elisée range of products are sophisticated, yet easy to use for physicians, clinicians and patients. We believe these devices complement our VPAP III, VPAP Adapt SV and Autoset CS2 for patients who need ventilatory assistance.

VPAP PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

VPAP II	Bilevel portable device providing different pressure levels for inhalation and exhalation, improved pressure switching and reduced noise output and spontaneous breath triggering.	March 1996

COMFORT	Bilevel device with limited features.	March 1996

VPAP II ST	Bilevel portable device with spontaneous and spontaneous/timed breath triggering modes of operation.	April 1996

VPAP II STA	Bilevel device with alarms.	August 1998

VPAP MAX	Bilevel ventilatory support system for the treatment of adult patients with respiratory insufficiency or respiratory failure.	November 1998

Moritz S#*	Bilevel portable device providing different pressure levels for inhalation and exhalation with integrated humidifier.	October 2001

Moritz ST#*	Bilevel ST device with spontaneous and spontaneous/timed breath triggering modes of operation, and with power failure alarms, system with integrated humidifier.	October 2001

VPAP III	Updated Bilevel portable device encompassing improved pressure synchronization, spontaneous breath triggering and reduced noise.	April 2003

VPAP III ST	Updated Bilevel ST portable device encompassing improved pressure synchronization, spontaneous and spontaneous/timed breath triggering modes of operation and reduced noise.	April 2003

VPAP III STA	An upgraded Bi-level device with alarm features.	August 2004

Adapt SV	The newest and most highly evolved bilevel device which uses adaptive servo-ventilation technology to treat patients with central sleep apnea, mixed apnea and periodic breathing.	March 2006

VPAP Malibu	Auto-adjusting bilevel device utilizing the smooth pressure waveform of the VPAP Adapt SV to achieve ultimate comfort for non-compliant CPAP users.	April 2007

* Not cleared for marketing in the United States

# Sold outside United States only

VENTILATION PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Helia 2*#	Dual mode ventilator that combines volumetric and barometric ventilation modes.	August 1998

Eole 3 XLS*#	Ventilator device providing conventional volumetric ventilation through both controlled and assisted-controlled ventilation with etv functions.	December 1999

VS Serena*#	Bi-level ventilator providing all ventilation modes with two pressure levels.	June 2001

VS Ultra*#	Dual mode ventilator that combines volumetric and barometric ventilation from leakage to valve type with single or double limb circuit.	March 2002

VS Integra*#	Pressure support ventilator that combines pressure modes with leakage or valve ventilators.	March 2002

Elisée 350*#	Ventilator for use in Intensive Care Unit combining all conventional ventilation modes, diagnostic and monitoring functions.	December 2003

Elisée 150*#	Ventilator device that combines volumetric and barometric ventilation modes with single or double limb circuit.	June 2004

Elisée 370*#	Ventilator for use in Intensive Care Unit combining all conventional ventilation modes, diagnostic functions with external monitoring interface for ventilation loops.	September 2004

Elisée 250*#	Ventilator for use in transport and emergency situations.	April 2005

* Not cleared for marketing in the United States

# Sold outside United States only

AIR FLOW GENERATORS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Automatic Positive Airway Pressure

AutoSet CS*#	Automatic ventilatory assistance device specifically designed to normalize ventilation in congestive heart failure patients with Cheyne Stokes respiration.	December 1998

AutoSet T	Autotitrating device, which continually adjusts CPAP treatment pressure based on patient airway resistance.	March 1999

AutoSet Spirit	Modular, autotitrating device with advanced compliance monitoring and optional integrated humidifier.	September 2001

Magellan*#	Autotitrating device using airway resistance measurement.	March 2003

AutoSet Respond	Autotitrating device with basic compliance monitoring and optional integrated humidifier.	September 2003

AutoSet CS2*#	Modular, automatic device specifically designed to normalize ventilation in congestive heart failure patients with Cheyne Stokes respiration. The device has an optional integrated humidifier.	August 2004

CPAP

Max II nCPAP*#	CPAP device with or without integrated humidifier. Features low noise and reduced pressure swings.	April 1997

Mini Max nCPAP*#	CPAP device with integrated and attachable humidifier and low noise levels.	March 2000

ResMed S6 series	Quiet, compact CPAP device with various comfort features.	June 2000

ResMed S7 series	A CPAP device with optional integrated humidifier.	July 2002

ResMed S8 Series	A small CPAP device with optional integrated humidification.	June 2005

C-Series Tango	An entry level CPAP device with optional humidification	March 2007

* Not cleared for marketing in the United States

# Sold outside United States only

Mask Systems and Diagnostic Products

Mask systems are one of the most important elements of SDB treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight. Masks, accessories, motors and diagnostic products accounted for approximately 48%, 48% and 51% of our net revenues in fiscal years 2007, 2006 and 2005, respectively.

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Mirage Mask	Proprietary mask design with a contoured nasal cushion that adjusts to patient’s facial contours. Quiet, light and low profile.	August 1997

Ultra Mirage Mask	Advanced version of the Mirage system with reduced noise characteristics and improved forehead bridge.	June 2000

Mirage Full Face Mask Series 2	Mirage-based full-face mask system. Provides an effective method of applying ventilatory assist Noninvasive Positive Pressure Ventilation therapy. Can be used to address mouth- breathing problems in conventional bilevel or CPAP therapy.	October 2001

Papillon Mask*#	Nasal mask with only four major parts, allows simplified handling for patients and distributors.	April 2002

Mirage Vista Mask	Small nasal mask without forehead supports.	November 2002

Ultra Mirage Full Face Mask	Full-face mask incorporating our latest adjustable forehead support technology.	August 2003

Mirage Activa Mask	Nasal mask system utilizing Active Seal technology to mitigate leak and improve patient comfort.	October 2003

Mirage Swift	A light and unobtrusive nasal cannula mask system.	August 2004

Silent Papillon Mask*#	A low noise nasal mask with simplified assembly.	March 2005

Hospital Full Face Mask	Disposable full face mask specifically designed for hospital use.	April 2005

Hospital Nasal Mask	Disposable nasal mask specifically designed for hospital use.	April 2005

Ultra Mirage II	Advanced version of the Ultra Mirage Nasal System with improved comfort and ease of fit through enhanced forehead pads and support.	July 2005

Meridian Nasal Mask	A value line nasal mask that is simple yet comfortable.	February 2006

Mirage Swift II	Improved design to reduce noise and airflow pattern.	April 2007

Mirage Quattro	ResMed’s fourth generation full face mask, delivering an individualized fit for over 95% of users.	April 2007

Mirage Liberty	A full face mask that seals individually at the mouth and nose. With less skin contact and an open field of vision, this unobtrusive mask feels light on the face.	May 2007

* Not cleared for marketing in the United States

# Sold outside United States only

We market sleep recorders for the diagnosis and titration of SDB in sleep clinics and hospitals. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

DIAGNOSTIC PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Poly-MESAM Portable Diagnostic System*[a]#	Configurable cardio-respiratory polygraphy system up to 8 channels, includes ECG, thorax and abdomen belts, PLMS sensor.	February 1995

MEPAL Diagnostic System*[a] #	Polysomnography system designed for use in the sleep laboratory.	February 1999

Embla[a]	Digital sleep recorder that provides comprehensive sleep diagnosis in a sleep laboratory.	October 1999

Embletta[a]	Pocket-size digital recorder that performs ambulatory sleep studies.	November 2000

MEPAL mobil *[a]# Diagnostic System	Ambulatory polysomnography system.	March 2001

ApneaLink (MicroMesam)	A portable Sleep Apnea screening device for use by sleep professionals and primary care physicians.	April 2004

ApneaLink + Oximetry	A portable Sleep Apnea screening device with oximetry measurement	June 2007

* Not cleared for marketing in the United States

# Sold outside United States only

a Not manufactured by ResMed

Accessories and Other Products

To enhance patient comfort, convenience and compliance, we market a variety of other products and accessories. These products include humidifiers, such as the HumidAire, H2i and H3i, which connect directly with the CPAP, VPAP and AutoSet flow generators to humidify and heat the air delivered to the patient. Their use helps prevent the drying of nasal passages that can cause discomfort. Other optional accessories include cold passover humidifiers, carry bags and breathing circuits. To assist those professionals diagnosing or managing the treatment of patients there are data communications and control products such as the ResLink, ResControl and ResControl II modules that facilitate the transfer of data and other information to and from the flow generators. Since the May 2002 acquisition of ResMed Motor Technologies Inc., we have also sold custom electric motors, primarily for use in data storage and aerospace applications, but we do not expect custom electric motor sales to contribute material revenues in the future.

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

In 1999, we introduced the AutoSet T flow generator, an autotitrating device that adapts to the patient’s breathing patterns to effectively prevent apneas. In 2001, we introduced our next generation autotitrating device, the AutoSet Spirit. The AutoSet Spirit is an autotitrating modular device with optional integrated humidifier. In 2003, we introduced the Activa nasal mask using our patented Active Cushion Technology, which automatically seals mask leaks. In 2004, we launched our Mirage Swift mask, a light and unobtrusive nasal cannula mask system. Also, in 2004 we launched an improved AutoSet CS 2 (outside the United States only) to treat congestive heart failure patients with significant central sleep apnea. In 2006, we launched the Adapt SV within the United States. This product is for the treatment of respiratory insufficiency due to central sleep apnea, mixed apnea and periodic breathing and uses a technology known as adaptive servo-ventilation.

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

We consult with physicians at major sleep centers throughout the world to identify technological trends in the treatment of SDB. Some of these physicians served on our Medical Advisory Board during fiscal year 2006. During fiscal year 2007, we reorganized our Medical Advisory Board into several regional advisory boards. New product ideas are also identified by our marketing staff, direct sales force, network of distributors, manufacturers’ representatives, customers and patients. Typically, our internal development staff then develops these ideas, where appropriate, into new products.

In fiscal years 2007, 2006 and 2005 we invested $50.1 million, $37.2 million and $30.0 million, respectively, on research and development.

Sales and Marketing

We currently market our products in over 68 countries using a network of distributors, independent manufacturers’ representatives and our direct sales force. We attempt to tailor our marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies.

North America and Latin America.    Our products are typically purchased by a home healthcare dealer who then sells the products to the patient. The decision to purchase our products, as opposed to those of our competitors, is made or influenced by one or more of the following individuals or organizations: the prescribing physician and his or her staff; the home healthcare dealer; the insurer and the patient. In the United States, our sales and marketing activities are conducted through a field sales organization made up of regional territory representatives, program development specialists and regional sales directors. Our U.S. field sales organization markets and sells products to home healthcare dealer branch locations throughout the United States.

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

In the United States, our sales employees are managed by the Chief Operating Officer Americas and Vice President of Sales. Sales in North and Latin America accounted for 53%, 52% and 51% of our net revenues for fiscal years 2007, 2006 and 2005, respectively.

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

Our European Chief Operating Officer is responsible for coordination of all European activities and, in conjunction with local management, the direct sales activity in Europe. Sales in Europe accounted for 39%, 39% and 41% of our total net revenues for fiscal years 2007, 2006 and 2005, respectively.

Asia Pacific.    Marketing in Asia Pacific and the rest of the world is the responsibility of our Senior Vice President Sales & Marketing Asia Pacific. We have wholly–owned subsidiaries in Australia, Hong Kong, Japan, Malaysia, New Zealand, Singapore, China and India that sell our products directly into those countries. We use a combination of our direct sales force and independent distributors in Australia and New Zealand, and use independent distributors to sell our products elsewhere in Asia Pacific. Sales in Asia Pacific and the rest of the world accounted for 8%, 9% and 8% of our total net revenues for the fiscal years 2007, 2006 and 2005, respectively.

Other Marketing Efforts.    We continue to pursue other suitable opportunities with professional and healthcare associations to raise awareness of the co-morbidity of SDB in cardiovascular disease patients, including coronary artery disease, congestive heart failure, hypertension and stroke.

We also continue to work to raise awareness of SDB in diabetes. Current research is increasingly showing an independent association between OSA and type 2 diabetes. Accordingly, we initiated a study investigating the prevalence of OSA in the type 2 diabetic population. Due to the high prevalence of the SDB and type 2 diabetes, we are now actively supporting the American Association of Diabetes Educators and are in the process of setting up further initiatives to develop the SDB market in the diabetic population. ResMed is also reaching out to diabetes patients. Through our partnership with the American Diabetes Association, a sleep laboratory is now present at every Diabetes Expo meeting where patients have the opportunity to learn about diabetes self-management.

Manufacturing

Our principal manufacturing facility is located in Sydney, Australia and comprises a 155,000 square foot manufacturing facility. Our manufacturing operations consist primarily of assembly and testing of our flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, most are off-the-shelf items available from multiple vendors. We generally manufacture to our internal sales forecasts and fill orders as received. Over the last few years, the manufacturing processes have been transformed along lean manufacturing guidelines to flow lines staffed by dedicated teams. Each team is responsible for the manufacture and quality of their product group and decisions are based on performance and quality measures, including customer feedback.

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

We also manufacture high-quality electric motors for our flow generator devices at our ResMed Motor Technologies Inc. facility. We have recently leased a larger site of 72,000 square feet at Chatsworth, California and moved our Resmed Motor Technology operations into this facility during the year ended June 30, 2007.

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

For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the 2003 Act) reduced medical reimbursement for respiratory drugs and home oxygen to homecare providers and placed a freeze on current reimbursement levels for Durable Medical Equipment (DME) through 2008. As required by the 2003 Act, Medicare plans to implement competitive bidding of durable medical equipment in 10 of the largest Metropolitan Statistical Areas (MSA) by the end of 2007, and in 80 of the largest MSAs by the end of 2009. In addition, the U.S. Congress passed the Deficit Reduction Act of 2005 (2005 Act) in February 2006 which contained Medicare payment reductions for home oxygen equipment, and certain durable medical equipment classified by Medicare as capped rental equipment. In August 2006, the Centers for Medicare and Medicaid Services published a proposed regulation to implement the 2005 Act which could reduce Medicare reimbursement in 2007 for oxygen equipment. Additional reimbursement reductions for home oxygen were proposed in President Bush’s Fiscal Year 2007 budget proposal, and could also be enacted into law. Both the federal government and state legislatures are considering options for containing growth in the Medicaid program.

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

We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than us. In the United States, our principal market, Respironics Inc.; DeVilbiss, a division of Sunrise Medical Inc.; Nellcor Puritan Bennett, a division of Covidien Ltd.; and Fisher & Paykel Healthcare Corporation Limited are the primary competitors for our products. Our principal European competitors are also Respironics, DeVilbiss, and Nellcor Puritan Bennett, as well as regional European manufacturers. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the healthcare industry. In addition, our products compete with surgical procedures and dental appliances designed to treat OSA and other SDB related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

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

Patents and Proprietary Rights and Related Litigation

Through our subsidiaries ResMed Limited, MAP Medizin-Technologie GmbH, ResMed Motor Technologies Inc., and Saime SAS, we own or have licensed rights to 271 issued United States patents (including 82 design patents) and 376 issued foreign patents. In addition, there are 338 pending United States patent applications (including 113 design patent applications), 641 pending foreign patent applications, 610 registered foreign designs and 266 pending foreign designs. Some of these patents, patent applications and designs relate to significant aspects and features of our products.

Of our patents, 13 United States patents and 27 foreign patents are due to expire in the next five years, with 1 foreign patent due to expire in 2008, 2 in 2010, 16 in 2011, and 8 in 2012; and 7 United States patents in 2008, 2 United States patents in 2010, and 4 United States patents in 2011. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

We rely on a combination of patents, trade secrets, copyrights, trademarks and non-disclosure agreements to protect our proprietary technology and rights.

Litigation may be necessary to enforce patents issued to us, to protect our rights, or to defend third-party claims of infringement by us of the proprietary rights of others. Patent laws regarding the enforceability of patents vary from country to country. Therefore, there can be no assurance that patent issues will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.

Government Regulations

Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA Quality System Regulation, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and similar regulations of foreign agencies abroad. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing, distribution and record keeping for such products, in order to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non-compliance with applicable requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution.

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

Employees

As of June 30, 2007, we had approximately 2,700 employees or full time consultants, of which approximately 1,100 persons were employed in warehousing and manufacturing, 300 in research and development and 1,300 in sales, marketing and administration. Of our employees and consultants, approximately, 1,150 were located in Australia, 550 in the United States, 900 in Europe and 100 in Asia.

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

Any inability to market effectively our products outside the U.S. could impact our profitability.    Approximately half our revenues are generated outside the U.S., in over 68 different countries. Many of these countries have unique regulatory, medical and business environments, which may adversely impact our ability to market our products. If we are unable to market effectively our products outside the U.S., our overall financial performance could decline.

Fluctuations in foreign currency exchange rates could result in declines in our reported sales and earnings.    Since our international sales and a significant portion of our manufacturing costs are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign exchange rates. We had foreign currency transaction losses in recent periods and may have further losses in the future. We expect that international sales will continue to be a significant portion of our business and that a significant portion of our manufacturing costs and research and development costs will continue to be denominated in Australian dollars.

If we are unable to support our continued growth, our business could suffer.    We have experienced rapid and substantial growth. As we continue to grow, the complexity of our operations increases, placing greater demands on our management. Our ability to manage our growth effectively depends on our ability to implement and improve our financial and management information systems on a timely basis and to effect other changes in our business including, the ability to monitor and improve manufacturing systems, information technology, and quality and regulatory compliance systems, among others. Unexpected difficulties during expansion, the failure to attract and retain qualified employees, the failure to successfully replace or upgrade our management information systems, the failure to manage costs or our inability to respond effectively to growth or plan for future expansion could cause our growth to stop. If we fail to manage effectively and efficiently our growth, our costs could increase faster than our revenues and our business could suffer.

If we fail to integrate our recent acquisitions with our operations, our business could suffer.    During the past three fiscal years we have acquired Western Medical Marketing, PolarMed, Pulmomed, Saime, Hoefner and Resprecare. We continue to integrate these acquisitions into our operations. The integration requires significant efforts from each company and we may find it difficult to integrate the operations as personnel may leave and licensees, distributors or suppliers may terminate their arrangements or demand amended terms to these arrangements. Additionally, our management may have their attention diverted while trying to integrate these companies. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of these acquisitions.

We are subject to various risks relating to international activities that could affect our overall profitability.    We manufacture substantially all of our products outside the U.S. and sell a significant portion of our products in non-U.S. markets. Sales outside North and Latin America accounted for approximately 47% and 48% of our net revenues in the years ended June 30, 2007 and 2006, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our U.S. operations, including:

•	fluctuations in currency exchange rates;

•	tariffs and other trade barriers;

•	compliance with foreign medical device manufacturing regulations;

•	difficulty in enforcing agreements and collect receivables through foreign legal systems;

•	reduction in third party payer reimbursement for our products;

•	inability to obtain import licenses;

•	changes in trade policies and in U.S. and foreign tax policies;

•	possible changes in export or import restrictions; and

•	the modification or introduction of other governmental policies with potentially adverse effects.

Government and private insurance plans may not adequately reimburse patients for our products, which could result in reductions in sales or selling prices for our products.    Our ability to sell our products depends in large part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. These third party payers are increasingly challenging the prices charged for medical products and services and can, without notice, deny coverage for treatments that may include the use of the Company’s products. Therefore, even if a product is approved for marketing, we cannot assure you that reimbursement will be allowed for the product, that the reimbursement amount will be adequate or, that the reimbursement amount, even if initially adequate, will not subsequently be reduced. For example, in some markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of our products but is subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia and the United Kingdom, there is currently limited or no reimbursement for devices that treat sleep-disordered breathing conditions. Additionally, future legislation or regulation concerning the healthcare industry or third party or governmental coverage and reimbursement, particularly legislation or regulation limiting consumers’ reimbursement rights, may harm our business.

As we continue to develop new products, those products will generally not qualify for reimbursement, if at all, until they are approved for marketing. In the United States, we sell our products primarily to home healthcare dealers and to sleep clinics. We do not file claims and bill governmental programs or other third party payers directly for reimbursement for our products. However, we are still subject to laws and regulations relating to governmental reimbursement programs, particularly Medicaid and Medicare.

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

Complying with Food and Drug Administration, or FDA, and other regulations is an expensive and time-consuming process, and any failure to comply could have a materially adverse effect on the Company’s business, financial condition, or results of operations.    We are subject to various federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, our products could be subject to recall if the FDA or we determine, for any reason, that our products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results. For example, in April 2007 we announced a worldwide voluntary product recall of approximately 300,000 of our S8 flow generators manufactured between July 2004 and May 2006. We have determined that there is a remote potential for a short circuit in the power connector. In only seven cases worldwide, device failures have led to thermal damage to the device, with a remote potential to ignite material external to the device. To date, no significant property damage or patient injury has been reported. The estimated cost of this action is $59.7 million, which we recognized as an expense in the year ended June 30, 2007. We cannot assure you that this will be the total cost for the recall or that the total cost will not significantly exceed our estimates. Moreover, we cannot predict the effect this recall and the negative publicity associated with the recall will have on our reputation among physicians and customers. Our results of operations could be severely impacted if we have failed to accurately estimate the costs of this product recall or if physicians and customers cease to recommend and purchase our products as a result of this product recall.

Product sales, introductions or modifications may be delayed or canceled as a result of FDA regulations or similar foreign regulations, which could cause our sales and profits to decline.    Before we can market or sell a new medical device in the United States, we must obtain FDA clearance, which can be a lengthy and time-consuming process. We generally receive clearance from the FDA to market our products in the United States under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or our products are exempt from the Section 510(k) clearance process. We have modified some of our Section 510(k) approved products without submitting new Section 510(k) notices, which we do not believe were required. However, if the FDA disagrees with us and requires us to submit new Section 510(k) notifications for modifications to our existing products, we may be required to stop marketing the products while the FDA reviews the Section 510(k) notification.

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

The Company is subject to substantial regulation related to quality standards applicable to its manufacturing and quality processes. Failure by the Company to comply with these standards could have an adverse effect on the Company’s business, financial condition, or results of operations.    The FDA regulates the approval, manufacturing, and sales and marketing of many of the Company’s products in the U.S. Significant government regulation also exists in Canada, Japan, Europe, and other countries in which the Company conducts business. As a device manufacturer, the Company is required to register with the FDA and is subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require the Company to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, the Company is required to maintain certain ISO certifications in order to sell its products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to the Company’s products could lead to product recalls or related field actions, withdrawals, and/or declining sales.

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

We are subject to potential product liability claims that may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims.    We are subject to potential product liability claims as a result of the design, manufacture and marketing of medical devices. In April 2007, we announced a worldwide voluntary product recall of approximately 300,000 of our S8 flow generators manufactured between July 2004 and May 2006. We have determined that there is a remote potential for a short circuit in the power connector which can cause the device to fail. In only seven cases worldwide, device failures have led to thermal damage to the device, with a remote potential to ignite material external to the device. To date, no significant property damage or patient injury has been reported. However, we would likely be subject to product liability claims should any of these devices malfunction, resulting in injury to a patient or damage to property. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates. In addition, we would have to pay any amount awarded by a court in excess of our policy limits. Our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case, we may have to pay the entire amount of any award. We cannot assure you that our insurance coverage will be adequate or that all claims brought against us will be covered by our insurance. Insurance varies in cost and can be difficult to obtain, and we cannot assure you that we will be able to obtain insurance in the future on terms acceptable to us or at all. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts, which could harm our business.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2007 that remain unresolved.

ITEM 2	PROPERTIES

Our principal executive offices and U.S. distribution facilities, consisting of approximately 144,000 square feet, are located in Poway (North San Diego County), California in a building we own. During the year ended June 30, 2007, we completed the construction of our new research and development and office facilities at our existing site in Norwest, Sydney, Australia, which consists of approximately 69,000 square feet. We own our principal manufacturing facility consisting of a 155,000 square foot complex at this same Norwest site in Sydney, Australia. During the year ended June 30, 2007, we commenced an extension to this manufacturing facility, which we expect to complete within the next fiscal year. We lease a 72,000 square foot facility for manufacture of electronic motors in Chatsworth, California. On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearney Mesa, San Diego will allow us to develop a new corporate headquarters. We commenced construction of our new corporate headquarters during 2007 and we expect to complete the project in March 2009.

Sales and warehousing facilities are either leased or owned in South Carolina and Oregon, U.S.A.; Abingdon, England; Munich, Germany; Bremen, Germany; Hochstadt, Germany; Lyon, France; Paris, France; Basel, Switzerland; Trollhaettan, Sweden; Villach and Vienna, Austria; Helsinki, Finland; Den Haag, Netherlands; Oslo, Norway; Kowloon, Hong Kong; Auckland, New Zealand and Singapore.

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

In December 2002, three former contractors of our subsidiary MAP Medizin-Technologie GmbH initiated proceedings in Munich 1 Regional Court (Proceedings No. 7 O 23286/02), petitioning the Court for a declaration of inventorship with respect to MAP German Patent Applications identified as No. 100 31 079 and 101 92 802.5 and European Patent Application No. EP 01 967 819.7. On March 10, 2005, the Court entered judgment in favor of the plaintiffs, finding that they should be identified as co-inventors in place of certain individual defendants. In April 2005, MAP filed an appeal of that decision. We do not expect the outcome of this litigation to have an adverse material effect on our consolidated financial statements.

In March 2006, an Australian university made a demand that ResMed pay extra royalties pursuant to a current patent license agreement. ResMed rejected the demand and have informed the university that it does not consider the claim to have merit. In February 2007, the university commenced legal action in the Federal Court of Australia to pursue its claim against ResMed. ResMed is vigorously defending its position and does not expect the outcome of this claim to have an adverse material effect on ResMed’s condensed consolidated financial statements.

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

	2007		2006
	High	Low	High	Low

Quarter One, ended September 30	$48.40	$38.52	$40.03	$32.21
Quarter Two, ended December 31	51.08	39.53	42.72	37.01
Quarter Three, ended March 31	54.26	45.18	44.31	36.86
Quarter Four, ended June 30	51.41	41.25	48.50	41.76

As of August 17, 2007, there were 48 holders of record of our common stock. We have not paid any cash dividends on our common stock since the initial public offering of our common stock and we do not currently intend to pay cash dividends in the foreseeable future. We anticipate that all of our earnings and other cash resources, if any, will be retained for the operation and expansion of our business and for general corporate purposes.

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

Purchases of Equity Securities

The following table summarizes purchases by us of our common stock during the year ended June 30, 2007:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs(1)
Opening Balance at July 1, 2006	2,254,918	$18.36	2,254,918	5,745,082
July 2006	Nil
August 2006	Nil
September 2006	Nil
October 2006	Nil
November 2006	Nil
December 2006	Nil
January 2007	Nil
February 2007	Nil
March 2007	Nil
April 2007	Nil
May 2007	50,000	$41.83	50,000	(50,000)
June 2007	Nil
Total to June 30, 2007	2,304,918	$18.87	2,304,918	5,695,082

(1) On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of our outstanding common stock. There is no expiration date for the repurchase of these shares. For the years ended June 30, 2007 and 2006, we repurchased 50,000 and Nil shares at a cost of $2.1 million and $Nil, respectively. At June 30, 2007, we have repurchased a total of 2,304,918 shares at a cost of $43.5 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2007. The data set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related Notes included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2007, 2006 and 2005 and the balance sheet data as of June 30, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2004 and 2003 and the balance sheet data as of June 30, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

Consolidated Statement of Income Data:	Years Ended June 30
(In thousands, except per share data)	2007	2006	2005	2004	2003
Net revenues	$716,332	$606,996	$425,505	$339,338	$273,570
Cost of sales	272,140	230,101	150,645	122,602	100,483
Voluntary product recall expenses	59,700	-	-	-	-
Gross profit	384,492	376,895	274,860	216,736	173,087
Selling, general and administrative expenses	237,326	200,168	135,703	104,706	85,313
Research and development expenses	50,106	37,216	30,014	26,169	20,534
Donations to research foundations	-	760	500	500	-
In-process research and development charge	-	-	5,268	-	-
Amortization of acquired intangible assets	6,897	6,327	870	-	-
Restructuring expenses	-	1,124	5,152	-	-
Total operating expenses	294,329	245,595	177,507	131,375	105,847
Income from operations	90,163	131,300	97,353	85,361	67,240
Other income (expenses):
Interest income (expense), net	6,477	1,320	(808)	(1,683)	(2,549)
Other, net	1,333	774	81	990	1,907
Gain on extinguishment of debt	-	-	-	-	529
Total other income (expenses)	7,810	2,094	(727)	(693)	(113)
Income before income taxes	97,973	133,394	96,626	84,668	67,127
Income taxes	(31,671)	(45,183)	(31,841)	(27,384)	(21,398)
Net income	$66,302	$88,211	$64,785	$57,284	$45,729
Basic earnings per share	$0.86	$1.22	$0.94	$0.85	$0.69
Diluted earnings per share	$0.85	$1.16	$0.91	$0.82	$0.66
Weighted average:
Basic shares outstanding	76,709	72,307	68,643	67,389	66,108
Diluted shares outstanding	78,253	77,162	74,942	70,251	68,878

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

Consolidated Balance Sheet Data:	As of June 30
(In thousands)	2007	2006	2005	2004	2003
Working capital	$466,396	$381,284	$141,659	$222,230	$191,322
Total assets	1,252,042	1,012,921	774,146	549,151	459,595
Long-term debt, less current maturities	87,648	116,212	58,934	113,250	113,250
Total stockholders’ equity	931,222	738,148	474,065	361,499	286,433

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Resmed Inc. MD&A is provided as a supplement to, and should be read in conjunction with selected financial data and consolidated financial statements and notes, included herein.

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

We currently employ approximately 2,700 people and market our products in over 68 countries using a network of distributors, independent manufacturers’ representatives and our direct sales force. We market our products primarily to home health care dealers and sleep clinics. We attempt to tailor our marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies.

Our principal manufacturing facility is located in Sydney, Australia, and we have additional manufacturing facilities in Combs La Ville, France and Chatsworth, California. Our manufacturing operations consist primarily of assembly and testing of our flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, most are off-the-shelf items available from multiple vendors. We generally manufacture to our internal sales forecasts and fill orders as received.

Business Acquisitions

Fiscal year ended June 30, 2007

Western Medical Marketing (“WMM”).    On October 4, 2006 we acquired the business assets of WMM, a distribution business operating in the Pacific Northwest region of the U.S. for a total cash consideration of $0.3 million. The acquisition has been accounted as a purchase and accordingly the results of operations of WMM have been included in our consolidated financial statements since October 4, 2006. An amount of $0.3 million, representing the excess of the purchase price over the fair value of the identifiable net assets acquired, has been recorded as goodwill. We have completed our purchase price allocation at June 30, 2007.

Fiscal year ended June 30, 2006

PolarMed Holding AS (“PolarMed”).    As disclosed in our consolidated financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of

PolarMed, the holding company for PolarMed AS and its affiliates, on December 1, 2005, for net cash consideration of $6.5 million. This was comprised of $6.8 million in consideration less $0.3 million of cash acquired. Additionally, as part of the acquisition, we assumed debt of $1.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. Of the $3.0 million in potential future payments included within the purchase agreement, $1.0 million was paid during the year ended June 30, 2007 as a result of the successful achievement of a performance milestone. This additional payment increased the total acquisition consideration to $7.8 million from $6.8 million and increased the amount recorded as goodwill to $5.4 million from $4.4 million.

Pulmomed Medizinisch-Technische Geräte GmbH (“Pulmomed”).    As disclosed in our consolidated financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of Pulmomed on July 1, 2005 for net cash consideration of $2.5 million, including acquisition costs. Additionally, as part of the acquisition, we assumed debt of $1.0 million. Under the purchase agreement, we may also be required to make additional future payments of up to $0.9 million based on the achievement of certain performance milestones following the acquisition through June 30, 2007. Of the $0.9 million in potential future payments included within the purchase agreement, $0.3 million was paid during the year ended June 30, 2007 as a result of the successful achievement of a performance milestone. This additional payment was accrued at June 30, 2006, which increased the total acquisition consideration to $2.8 million from $2.5 million and increased the amount recorded as goodwill by $0.3 million to $2.1 million.

Fiscal year ended June 30, 2005

Saime SAS (“Saime”).    We acquired 100% of the outstanding stock of Financiere ACE SAS, the holding company for Saime and its affiliates, on May 19, 2005, for net cash consideration of $40.6 million. This consisted of $51.1 million in consideration, including acquisition costs, less $10.5 million of cash acquired. An amount of $64.8 million, representing the excess of the purchase price over the fair value of the identifiable net assets acquired, has been recorded as goodwill.

Hoefner Medizintechnick GmbH (“Hoefner”).    We acquired 100% of the outstanding stock of Hoefner on February 14, 2005, for net cash consideration of $8.2 million. This consisted of the $10.7 million in total consideration, including acquisition costs, less $2.5 million of cash acquired. Under the purchase agreement, additional future payments of up to $0.9 million were possible based on the achievement of certain performance milestones following the acquisition through December 31, 2006. Of the $0.9 million in potential future payments, $0.6 million was paid during fiscal 2006. The remaining $0.3 million of the $0.9 million was paid during the year ended June 30, 2007 as a result of the successful achievement of a performance milestone. This additional payment increased the total acquisition consideration to $11.6 million and goodwill to $9.1 million.

Resprecare BV (“Resprecare”).    On December 1, 2004, we acquired substantially all the assets of Resprecare BV, our Dutch distributor, for initial consideration of $5.9 million in cash, including acquisition costs. Under the purchase agreement, we potentially were also required to make up to $1.4 million of additional future payments based on the achievement of certain milestones. Of these potential additional payments, $0.6 million was paid in January 2005 and a further $0.7 million was paid in January 2006 as a result of the integration of the Dutch subsidiary of our subsidiary MAP Medizin-Technologie GmbH, or MAP, with the newly-acquired Resprecare business. An amount of $4.4 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $2.8 million, was recorded as goodwill.

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

As of July 1, 2005, we adopted SFAS No.123(R) using the modified prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Under this method, the provisions of SFAS No.123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No.123, “Accounting for Stock Based Compensation” (“SFAS 123”), shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, using the graded-attribution method for stock-based awards granted prior to July 1, 2005 and the straight-line method for stock-based awards granted after July 1, 2005.

The fair value of stock options granted under the Plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Years ended June 30
	2007	2006	2005
Stock Options:
Weighted average grant date fair value	$14.53	$12.75	$8.49
Weighted average risk-free interest rate	4.3-5.1%	3.9-4.5%	4.0%
Dividend yield	-	-	-
Expected option life in years	4.0-5.2	3.9-5.2	3.5-4.6
Volatility	26-30%	28-30%	31%
ESPP Purchase rights:
Weighted average risk-free interest rate	4.9-5.1%	3.2-4.9%	2.3%
Dividend yield	-	-	-
Expected option life	6 months	6 months	6 months
Volatility	30-41%	29-41%	31-38%

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

Tax Expense

Our income tax rate is governed by the laws of the regions in which our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal years 2007, 2006 and 2005. During fiscal years 2007, 2006 and 2005, our consolidated effective tax rate has fluctuated between approximately 32% and approximately 34%. These fluctuations have resulted from, and future effective tax rates will depend upon, numerous factors, including the amount of research and development expenditures for which a 125% Australian tax deduction is available, the level of non-deductible expenses, and other tax credits or benefits available to us under applicable tax laws.

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

Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006

Net Revenues.    Net revenue increased for the year ended June 30, 2007 to $716.3 million from $607.0 million for the year ended June 30, 2006, an increase of $109.3 million or 18%. The increase in net revenue was attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $20.5 million for the year ended June 30, 2007. Excluding the impact of favorable foreign currency movements, sales for the year ended June 30, 2007 increased by 15% compared to the year ended June 30, 2006.

Net revenue in North and Latin America increased for the year ended June 30, 2007 to $376.7 million from $321.0 million for the year ended June 30, 2006, an increase of $55.7 million or 17%. This growth has been generated by increased public and physician awareness of sleep-disordered breathing together with our continued investment in our sales force and marketing initiatives. Recent product releases, in particular the Adapt SV, Swift II and Mirage Quattro, have also contributed to our sales growth.

Net revenue in markets outside the Americas increased for the year ended June 30, 2007 to $339.6 million from $286.0 million for the years ended June 30, 2007 and 2006, respectively, an increase of 19%. International sales growth predominantly reflects growth in the overall sleep-disordered breathing market and the positive impact from movements of international currencies against the U.S. dollar. Excluding the positive impact from movements of international currencies, international sales grew by 12%.

Sales of flow generators for the year ended June 30, 2007 totaled $370.6 million, an increase of 17% compared to the year ended June 30, 2006, including increases of 19% in North and Latin America and 16% elsewhere. Sales of mask systems, motors and other accessories totaled $345.8 million, an increase of 19%, including increases of 16% in North and Latin America and 24% elsewhere, for the year ended June 30, 2007, compared to the year ended June 30, 2006. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

Gross Profit.    Gross profit increased for the year ended June 30, 2007 to $384.5 million from $376.9 million for the year ended June 30, 2006, an increase of $7.6 million or 2%. Gross profit as a percentage of net revenue decreased for the year ended June 30, 2007 to 54% from 62% for the year ended June 30, 2006. The decrease in gross margin is primarily due to $59.7 million of voluntary product recall expenses that we recognized during the year ended June 30 2007. Excluding voluntary product recall expenses, gross profit as a percentage of revenue was 62% for the year ended June 30, 2007, which is consistent with the year ended June 30, 2006. Stock-based compensation expenses of $1.1 million have been included in cost of sales for the year ended June 30, 2007 compared to $0.9 million for the year ended June 30, 2006.

Voluntary Product Recall Expenses.    On April 23, 2007, we initiated a worldwide voluntary product recall of approximately 300,000 units of our early production S8 flow generators. In these particular units, which were manufactured between July 2004 and May 15, 2006, there is a remote potential for a short circuit in the power supply connector. Furthermore, in seven cases worldwide, device failures have led to thermal damage to the device, with a remote potential to ignite material external to the device. We are working with our distribution partners globally to provide a replacement device to patients who have an affected S8 flow generator.

The estimated cost of this recall action is $59.7 million which has been recognized as a charge to cost of sales in the condensed consolidated statement of income during the year ended June 30, 2007. At June 30, 2007, we have incurred costs of approximately $16.3 million associated with the product recall. We expect the product recall to continue throughout fiscal year 2008. We cannot assure that the actual costs of the product recall will not differ from the amount we have estimated and recognized in our financial statements.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2007 to $237.3 million from $200.2 million for the year ended June 30, 2006, an increase of $37.1 million or 19%. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2007 was 33% and is consistent with the year ended June 30, 2006. Stock-based compensation expenses of $14.5 million have been included within selling, general and administrative expenses for the year ended June 30, 2007 compared to $12.4 million for the year ended June 30, 2006.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth, continued infrastructure investment, particularly in our European businesses, stock-based compensation costs and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to net appreciation of international currencies against the U.S. dollar, which added approximately $9.0 million to our expenses for the year ended June 30, 2007, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to continue in the historical range of 32% to 34%.

Research and Development Expenses.    Research and development expenses increased for the year ended June 30, 2007 to $50.1 million from $37.2 million for the year ended June 30, 2006, an increase of $12.9 million or 35%. As a percentage of net revenue, research and development expenses were 7% for the year ended June 30, 2007 compared to 6% for the year ended June 30, 2006. Stock-based compensation costs of $2.0 million have been included within research and development expenses for both the year ended June 30, 2007 and the year ended June 30, 2006.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, increased charges for consulting fees and an increase in technical assessments incurred to facilitate development of new products. The increase in research and development expenses was also attributable to net appreciation of international currencies against the U.S. dollar, which added approximately $2.4 million to our expenses for the year ended June 30, 2007, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue in the range of 6% to 7%.

Donations to Foundations.    In the years ended June 30, 2007 and 2006, we donated $Nil and $0.8 million, respectively, to the ResMed Foundation in the United States, and the ResMed Foundation in Australia. The Foundations’ overall mission includes the education of both the public and physicians about the inherent dangers of untreated SDB/OSA, particularly as it relates to cerebrovascular and cardiovascular disease.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2007 totaled $6.9 million compared to $6.3 million for the year ended June 30, 2006. The increase in amortization expense is mainly attributable to the appreciation of the Euro against the U.S. dollar as the majority of the acquired intangible assets are denominated in Euros. The amortized amounts in 2007 related to acquired intangible assets associated with the acquisitions of Pulmomed, PolarMed, Saime, Hoefner and Resprecare.

Restructuring Expenses.    Restructuring expenses incurred for the year ended June 30, 2007 were $Nil compared to $1.1 million for the year ended June 30, 2006. Restructuring expenses for 2006 consisted of restructure charges associated with our integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have completed the relocation of our ResMed Germany operation, previously located in Moenchengladbach, to Munich and associated integration of the back office functions including customer service, logistics and administration.

Other Income (Expense), Net.    Other income, net for the year ended June 30, 2007 was $7.8 million, an increase of $5.7 million over the year ended June 30, 2006. This was predominantly due to higher interest income on additional cash balances, lower interest expense due to the reduction in our convertible debt, which was converted into equity during the quarter ended March 31, 2006 and higher foreign currency gains on foreign currency transactions and hedging.

Income Taxes.    Our effective income tax rate decreased to approximately 32.3% for the year ended June 30, 2007 from approximately 33.9% for the year ended June 30, 2006. Our effective income tax rate was impacted by the tax benefit associated with the voluntary product recall expense that was recognized during the year ended June 30, 2007. Excluding the impact of voluntary product recall expenses, the effective income tax rate was 31.4% for the year ended June 30, 2007.

The decrease in our effective tax rate from June 30, 2006 is primarily due to the one-time additional income tax expense of $3.5 million, which we incurred during the year ended June 30, 2006, associated with the repatriation of $75 million in dividends received from certain controlled foreign corporations. These dividend payments were made to take advantage of a temporary tax incentive under the American Jobs Creation Act of 2004, which provides an 85% exclusion from U.S. taxable income for qualifying dividends.

We continue to benefit from the Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate a majority of our taxable income in Australia. Excluding the impact of tax expense associated with the dividend payment in fiscal year 2006, our effective tax rate was 31.2%, which is broadly consistent with our effective tax rate for fiscal year 2007.

Net Income.    As a result of the factors above, our net income for the year ended June 30, 2007 was $66.3 million or $0.85 per diluted share compared to net income of $88.2 million or $1.16 per diluted share for the year ended June 30, 2006. The net after tax impact of the voluntary product recall expense of $41.8 million described above resulted in a reduction of diluted earnings per share of $0.53 on an after-tax basis for the year ended June 30, 2007. Excluding the impact of the voluntary product recall expense, diluted earnings per share was $1.38, an increase of 19% over the year ended June 30, 2006.

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

Excluding the impact of acquisitions and unfavorable foreign currency movements sales for the year ended June 30, 2006 increased by 32% compared to the year ended June 30, 2005. Net revenue in North and Latin America increased for the year ended June 30, 2006 to $321.0 million from $218.1 million for the year ended June 30, 2005, an increase of $102.9 million or 47%. This growth has been generated by increased public and physician awareness of sleep-disordered breathing together with our continued investment in our sales force and marketing initiatives. Recent product releases, in particular our Mirage Swift mask and S8 flow generator platform, have also contributed strongly to our sales growth.

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

Sales of flow generators for the year ended June 30, 2006 totaled $316.6 million, an increase of 51% compared to the year ended June 30, 2005, including increases of 47% in North and Latin America and 53% elsewhere. Sales of mask systems, motors and other accessories totaled $290.4 million, an increase of 35%, including increases of 47% in North and Latin America and 16% elsewhere, for the year ended June 30, 2006, compared to the year ended June 30, 2005. These increases primarily reflect growth in the overall sleep-disordered breathing market, acquisitions during the year, and new product releases, particularly the Mirage Swift Mask and our new flow generator platform, the S8.

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

Liquidity and Capital Resources

As of June 30, 2007 and June 30, 2006, we had cash and cash equivalents and marketable securities available-for-sale of $277.7 million and $219.5 million, respectively. Working capital was $466.4 million and $381.3 million at June 30, 2007 and June 30, 2006, respectively. The increase in working capital predominantly reflects the growth and profitability of the business during the year.

Inventories at June 30, 2007 increased by $41.0 million or 35% to $157.2 million compared to June 30, 2006 inventories of $116.2 million. The increase in inventories was higher than the increase of 18% in revenues in the year ended June 30, 2007 compared to the year ended June 30, 2006, which we believe reflects increased inventory levels to accommodate our increasing sales and the launch of several new products including the VPAP Malibu and Tango flow generators, and the Mirage Quattro and Mirage Liberty masks.

Accounts receivable at June 30, 2007 were $167.8 million, an increase of $29.7 million or 21% over the June 30, 2006 accounts receivable balance of $138.1 million. The increase was higher than the 18% incremental increase in revenues for the year ended June 30, 2007 compared to the year ended June 30, 2006. Accounts receivable days sales outstanding of 77 days at June 30, 2007 increased by 7 days compared to 70 days at June 30, 2006. The increase was predominantly attributable to increases in credit terms in response to competitor actions. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2007 and 2006 was 2.7% and 3.3%, respectively. The credit quality of our customers remains consistent with our past experience.

During the year ended June 30, 2007, we generated cash of $91.1 million from operations. This was lower than the cash generated from operations for the year ended June 30, 2006 of $99.0 million and was primarily the result of the decrease in net income, higher working capital balances and product recall costs. The cash generated from operations included a reduction of $12.4 million and $9.8 million for the years ended June 30, 2007 and 2006, respectively, due to the adoption of SFAS 123(R) as tax benefits associated with employee stock options exercised during the year are required to be included within cashflows from financing activities.

Capital expenditures for the years ended June 30, 2007 and 2006 aggregated $77.6 million and $102.7 million, respectively. The capital expenditures for the year ended June 30, 2007 primarily reflected the construction of our new manufacturing, research and development building, office facilities, computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $310.6 million at June 30, 2007 compared to $245.4 million at June 30, 2006.

During the year ended June 30, 2007, we completed the construction of our new research and development and office facilities at our existing site in Sydney, Australia. We incurred construction costs of $12 million to complete our new building for the year ended June 30, 2007. We also commenced an extension to our manufacturing facility in Sydney, Australia. We have incurred $7 million during the year and estimate additional construction cost of approximately $7 million to complete the project. We expect to complete this extension within the next fiscal year and to fund the project through a combination of cash on hand and cash generated from operations.

On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearney Mesa, San Diego will allow us to develop a new corporate headquarters. We commenced construction of our new corporate headquarters during 2007 and to date have incurred expenditures of $4 million. We estimate additional construction costs of $91 million to complete the project. We expect to complete the project in March 2009 and to fund the project through a combination of cash on hand and our undrawn revolving loan of $75 million.

Details of contractual obligations at June 30, 2007 are as follows:

		Payments Due by Period
In $000’s	Total	2008	2009	2010	2011	2012	Thereafter
Long-Term Debt	$115,434	$28,272	$43,885	$16,933	$20,319	$6,025	$-
Operating Leases	34,506	9,634	8,188	6,198	3,900	2,227	4,359
Capital Leases	564	78	78	78	78	78	174
Unconditional Purchase Obligations	33,763	31,969	876	876	21	21	-
Total Contractual Cash Obligations	$184,267	$69,953	$53,027	$24,085	$24,318	$8,351	$4,533

Details of other commercial commitments at June 30, 2007 are as follows:

In $000’s	Total Amounts Committed	Amount of Commitment Expiration Per Period
		2008	2009	2010	2011	2012	Thereafter
Standby Letters of Credit	$36	$36	$-	$-	$-	$-	$-
Guarantees*	57,426	607	25	270	54,627	-	1,897
Total Commercial Commitments	$57,462	$643	$25	$270	$54,627	$-	$1,897

*The above guarantees mainly relate to security provided as part of our Syndicated Facility Agreement and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

During fiscal year 2006, and pursuant to the Indenture dated June 20, 2001 between us and American Stock Transfer & Trust Company, as trustee, holders of all of the 4% Convertible Subordinated Notes (“the Notes”) due 2006 converted the Notes into an aggregate of 3,737,593 shares of our common stock, par value $0.004. The Notes were converted into 33 shares of our common stock for each $1,000 principal amount of the Notes, at a conversion price of $30.30 per share. The dilutive impact of these conversions has been reflected in our reported earnings per share.

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $75 million. The Loan Agreement also contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and that certain of our subsidiaries maintain a minimum EBITDA and liquidity. We are currently in compliance with all of these covenants. Draws under the revolving loans must be made before March 1, 2011, at which time all unpaid principal and interest under both loans must be repaid. The outstanding principal amount due under the loans will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At June 30, 2007 there were no amounts outstanding under the Loan Agreement.

On June 8, 2006, our wholly-owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches.

Tranche A is a EUR 50 million term loan facility that refinances all amounts outstanding under a previous syndicated facility agreement dated May 16, 2005 between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly-owned French subsidiary ResMed SA under its agreement to acquire Saime. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries, which we refer to as the ResMed Group, for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At June 30, 2007, the Tranche A facility loan had an amount outstanding of $65.3 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD, or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At June 30, 2007, the Tranche B facility loan had an amount outstanding of $6.0 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At June 30, 2007, the Tranche C facility loan had an amount outstanding of $40.1 million.

The loans under the Syndicated Facility Agreement are secured by a pledge of one hundred percent of the shares of ResMed Inc.’s subsidiary, Saime, pursuant to a Pledge Agreement. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Limited maintain certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement. Events of default include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Limited and its subsidiaries, and if ResMed Inc. ceases to control ResMed Limited, ResMed Corp., ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited, Take Air Medical Handels-GmbH or Saime. At June 30, 2007 we were in compliance with our debt covenants.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars for one year, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling for one year. At June 30, 2007 there was an amount of $4.0 million outstanding under these working capital agreements.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations, our $75 million undrawn revolving line of credit with Union Bank of California and our $9.0 million undrawn facilities with HSBC.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

(7)    Stock-Based Compensation. In accordance with SFAS No.123(R), we measure the compensation of all stock-based awards at fair value on date of grant. Such value is recognized as compensation expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including the type of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” and subsequently in May 2007 issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB

Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning July 1, 2007 and we are currently assessing the potential impact that the adoption of this Interpretation will have on our financial statements.

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

During the year ended June 30, 2007 we adopted Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. The adoption of SAB 108 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008, although early adoption is permitted. We are currently assessing the potential impact, if any, should we elect the fair value option, that adoption of SFAS No. 159 will have on our financial statements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET AND BUSINESS RISKS

Foreign Currency Market Risk

Our reporting currency is the U.S. dollar, although the financial statements of our non-U.S. subsidiaries are maintained in their respective local currencies. We transact business in various foreign currencies, including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian manufacturing activities and international sales operations.

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

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2007 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar (AUD)	US Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Singapore Dollar (SGD)	New Zealand Dollar (NZD)	Swedish Krona (SEK)	Swiss Franc (CHF)	Norwegian Krone (NOK)
AUD
Functional Currency Entities:
Assets	$-	$77,860	$88,337	$13,579	$569	$862	$678	$3,334	$1,459
Liability	-	(34,413)	(68,907)	(6,321)	(5)	(75)	-	(7)	-
Net Total	-	43,447	19,430	7,258	564	787	678	3,327	1,459
USD
Functional Currency Entities:
Assets	58,714	-	-	-	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-
Net Total	58,714	-	-	-	-	-	-	-	-
EURO
Functional Currency Entities:
Assets	-	1	982	-	-	-	-	-	-
Liability	(4)	(191)	(21)	(1,245)	-	-	(20)	-	-
Net Total	(4)	(190)	961	(1,245)	-	-	(20)	-	-
GBP
Functional Currency Entities:
Assets	-	689	7,467	-	-	-	-	-	-
Liability	-	-	(888)	-	-	-	-	(31)	(14)
Net Total	-	689	6,579	-	-	-	-	(31)	(14)
CHF
Functional Currency Entities:
Assets	2	293	14	1	-	-	-	-	-
Liability	-	(59)	(941)	(651)	-	-	-	-	(66)
Net Total	2	234	(927)	(650)	-	-	-	-	(66)
NOK
Functional Currency Entities:
Assets	-	-	-	-	-	-	-	-	-
Liability	-	(149)	(78)	(15)	-	-	(129)	-	-
Net Total	-	(149)	(78)	(15)	-	-	(129)	-	-
SEK
Functional Currency Entities:
Assets	-	-	-	-	-	-	-	-	-
Liability	-	(1,269)	(112)	(17)	-	-	-	-	(1,231)
Net Total	-	(1,269)	(112)	(17)	-	-	-	-	(1,231)

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at June 30, 2007. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)				Fair Value Assets / (Liabilities)
				As of June 30
	FY 2008	FY 2009	Total	2007	2006
Foreign Exchange Call Options
(Receive AUD$/Pay U.S.$)
Option amount	$72,000	$45,000	$117,000	$3,558	$1,035
Average contractual exchange rate	AUD $1 = USD 0.8088	AUD $1 = USD 0.8383	AUD $1 = USD 0.8199
(Receive AUD$/Pay GBP$)
Option amount	$6,026	$-	$6,026	$82	$-
Average contractual exchange rate	AUD $1 = GBP 0.4300		AUD $1 = GBP 0.4300
(Receive AUD$/Pay Euro)
Option amount	$12,191	$4,064	$16,255	$209	$144
Average contractual exchange rate	AUD $1 = Euro 0.6424	AUD $1 = Euro 0.670	AUD $1 = Euro 0.6490

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2007 we had total long-term debt, including the current portion of those obligations, of $116.0 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2007, would not have a material impact on pretax income. We have no interest rate hedging agreements.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

a)	Index to Consolidated Financial Statements

b)	Supplementary Data

Quarterly Financial Information (unaudited)—The quarterly results for the years ended June 30, 2007 and 2006 are summarized below (in thousands, except per share amounts):

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$163,605	$178,428	$182,990	$191,309	$716,332
Gross profit	101,296	111,758	54,232	117,206	384,492
Net income/(loss)	24,999	28,995	(15,365)	27,674	66,302

Basic earnings per share	$0.33	$0.38	($0.20)	$0.36	$0.86
Diluted earnings per share	$0.32	$0.37	($0.20)	$0.35	$0.85

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$127,127	$146,416	$162,281	$171,172	$606,996
Gross profit	80,119	91,726	100,866	104,184	376,895
Net income	16,442	22,314	26,362	23,093	88,211

Basic earnings per share	$0.23	$0.31	$0.36	$0.31	$1.22
Diluted earnings per share	$0.23	$0.30	$0.34	$0.30	$1.16

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of ResMed Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on our assessment and those criteria, management has concluded that the Company did maintain effective internal control over financial reporting as of June 30, 2007.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

RESMED INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ResMed Inc. maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ResMed Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ResMed Inc. maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, ResMed Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007, and our report dated August 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Diego, California
August 27, 2007

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 8, 2007, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2007.

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended June 30, 2007, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

On January 8, 2007, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 8, 2007, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2007.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 8, 2007, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2007.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No material transactions.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for our November 8, 2007, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2007.

PART IV

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedule – The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of Registrant, as amended (15)

3.2	Third Restated By-laws of Registrant(12)

4.1	Form of certificate evidencing shares of Common Stock(1)

4.3	Indenture dated as of June 20, 2001, between ResMed Inc. and American Stock Transfer & Trust Company(5)

4.4	Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC(5)

4.5	Registration Rights Agreement dated May 14, 2002 between ResMed Inc. and Leslie Hoffman(6)

10.1	1995 Stock Option Plan(1)

10.2	1997 Equity Participation Plan(3)

10.3	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended(1)

10.5	Loan Agreement between the Australian Trade Commission and ResMed Ltd dated May 3, 1994(1)

10.6	Lease for 10121 Carroll Canyon Road, San Diego CA 92131-1109, USA(4)

10.7	Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia(5)

10.8	Employment Agreement dated May 14, 2002, between Servo Magnetics Inc. and Leslie Hoffman(6)

10.9	Agreement for the purchase of Lot 6001, Norwest Business Park, Baulkham Hills, Australia(6)

10.10	2003 Employee Stock Purchase Plan(7)

10.11	Loan Agreement between ResMed Limited and HSBC Bank Australia Limited (11)

10.12	Securities Sale Agreement Financiere Ace S.A.S. dated as of May 4, 2005 (11)

10.13	First Amended and Restated Loan Agreement, dated as of November 1, 2005, by and among ResMed Corp., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.14	Security Agreement, dated as of November 1, 2005, by and between ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.15	Continuing Guaranty, dated as of November 1, 2005, by and between ResMed Corp. and ResMed EAP Holdings Inc and Union Bank of California, N.A. (8)

10.16	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.17	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.18	Second Amended and Restated Revolving Loan Agreement, dated as of March 13, 2006, among ResMed Corp., Motor Technologies Inc., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (9)

10.19	Syndicated Facility Agreement, dated as of June 8, 2006, by and between ResMed Limited and HSBC Bank Australia Limited (10)

10.20	Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH (10)

10.21	Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (10)

10.22	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed (UK) Limited and HSBC Bank plc (10)

10.23	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed Limited and HSBC Bank Australia Limited (10)

10.24	ResMed Inc. 2006 Incentive Award Plan (16)

10.25	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan (13)

10.26	2006 Grant agreement for Board of Directors (15)

10.27	2006 Grant agreement for Executive Officers (15)

10.28	2006 Grant agreement for Australian Executive Officers (13)

10.29	Form of Executive Agreement (14)

21.1	Subsidiaries of the Registrant (15)

23.1	Independent Registered Public Accounting Firm’s Consent and Report on Schedule (15)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (15)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (15)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

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

(7) Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement dated October 13, 2007.

(8) Incorporated by reference to the Registrant’s Form 8-K dated November 8, 2005.

(9) Incorporated by reference to the Registrant’s Form 8-K dated March 13, 2006.

(10) Incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006.

(11) Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2005.

(12) Incorporated by reference to the Registrant’s Report on Form 8-K dated February 23, 2007.

(13) Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.

(14) Incorporated by reference to the Registrant’s Report on Form 8-K dated July 9, 2007.

(15) Filed herewith

(16) Incorporated by reference to the Registrant’s Report on Form 8-K dated November 9, 2006.

RESMED INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ResMed Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 27, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

August 27, 2007

F1

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2007 and 2006

(In thousands, except share and per share data)

	June 30, 2007	June 30, 2006

Assets
Current assets:

Cash and cash equivalents	$257,792	$219,544
Marketable securities available-for-sale (note 4)	19,950	-
Accounts receivable, net of allowance for doubtful accounts of $4,704 and $4,645 at June 30, 2007 and 2006, respectively	167,821	138,147
Inventories, net (note 5)	157,204	116,194
Deferred income taxes (note 14)	42,109	27,071
Income taxes receivable	7,952	-
Prepaid expenses and other current assets	15,971	9,763

Total current assets	668,799	510,719

Non-current assets:

Property, plant and equipment, net of accumulated depreciation of $154,559 and $115,471 at June 30, 2007 and 2006, respectively (note 7)	310,580	245,376
Goodwill (note 8)	206,778	195,612
Other intangibles (note 8)	46,575	48,897
Deferred income taxes (note 14)	9,206	5,265
Other assets	10,104	7,052

Total non-current assets	583,243	502,202

Total assets	$1,252,042	$1,012,921

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$53,039	$45,045
Accrued expenses (notes 9 and 20)	98,324	40,901
Deferred revenue	18,865	15,344
Income taxes payable	3,410	22,841
Deferred income taxes (note 14)	415	435
Current portion of long-term debt (note 10)	28,350	4,869

Total current liabilities	202,403	129,435

Non-current liabilities:
Deferred income taxes (note 14)	18,297	17,642
Deferred revenue	12,472	11,484
Long-term debt (note 10)	87,648	116,212

Total non-current liabilities	118,417	145,338

Total liabilities	320,820	274,773

Commitments and contingencies (notes 17, 18 and 19)	-	-

Stockholders’ equity: (note 12)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 77,617,450 at June 30, 2007 and 75,772,316 at June 30, 2006 (excluding 2,304,918 and 2,254,918 shares held as Treasury stock respectively)	311	303
Additional paid-in capital	421,701	353,464
Retained earnings	436,954	370,652
Treasury stock, at cost	(43,497)	(41,405)
Accumulated other comprehensive income (note 6)	115,753	55,134

Total stockholders’ equity	931,222	738,148

Total liabilities and stockholders’ equity	$1,252,042	$1,012,921

See accompanying notes to consolidated financial statements.

F2

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2007, 2006 and 2005

(In thousands, except per share data)

	June 30, 2007	June 30, 2006	June 30, 2005
Net revenues	$716,332	$606,996	$425,505
Cost of sales (A)	272,140	230,101	150,645
Voluntary product recall expenses (note 20)	59,700	-	-

Gross profit	384,492	376,895	274,860

Operating expenses:
Selling, general and administrative (A)	237,326	200,168	135,703
Research and development (A)	50,106	37,216	30,014
Donations to research foundations	-	760	500
In-process research and development charge	-	-	5,268
Amortization of acquired intangible assets	6,897	6,327	870
Restructuring expenses (note 11)	-	1,124	5,152

Total operating expenses	294,329	245,595	177,507

Income from operations	90,163	131,300	97,353

Other income (expenses):
Interest income (expense), net	6,477	1,320	(808)
Other, net (note 13)	1,333	774	81

Total other income (expenses), net	7,810	2,094	(727)

Income before income taxes	97,973	133,394	96,626
Income taxes (note 14)	31,671	45,183	31,841

Net income	$66,302	$88,211	$64,785

Basic earnings per share	$0.86	$1.22	$0.94
Diluted earnings per share (note 2-j)	$0.85	$1.16	$0.91

Basic shares outstanding	76,709	72,307	68,643
Diluted shares outstanding	78,253	77,162	74,942

(A) Includes stock-based compensation costs as follows (note 2-r):
Cost of sales	$1,081	$891	$-
Selling, general and administrative	14,474	12,372	-
Research and development	1,950	2,042	-

Total stock-based compensation costs	$17,505	$15,305	$-

See accompanying notes to consolidated financial statements.

F3

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended June 30, 2007, 2006 and 2005

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Comprehensive Income
	Shares	Amount		Shares	Amount			Total

Balance, June 30, 2004	69,589	$270	$132,740	(1,772)	$(30,440)	$217,656	$41,273	$361,499

Common stock issued on exercise of options	2,634	9	36,766					36,775
Common stock issued on employee stock purchase plan	134	2	2,649					2,651
Treasury stock purchases		(1)		(482)	(10,965)			(10,966)
Tax benefit from exercise of options			7,710					7,710
Comprehensive income:
Net income						64,785		64,785	$64,785
Other comprehensive income:
Foreign currency translation adjustments							11,617	11,617	11,617
Unrealized losses on marketable securities							(6)	(6)	(6)

Comprehensive income/(loss)									$76,396

Balance, June 30, 2005	72,357	$280	$179,865	(2,254)	$(41,405)	$282,441	$52,884	$474,065

Common stock issued on exercise of options (note 12)	1,805	7	30,790					30,797
Common stock issued on employee stock purchase plan (note 12)	126	1	3,755					3,756
Tax benefit from stock options exercised			10,107					10,107
Common stock issued on conversion of convertible subordinated notes	3,738	15	113,235					113,250
FAS123(R) stock-based compensation costs			15,712					15,712
Comprehensive income (note 6):
Net income						88,211		88,211	$88,211
Other comprehensive income:
Foreign currency translation adjustments							2,250	2,250	2,250

Comprehensive income/(loss)									$90,461

Balance, June 30, 2006	78,026	$303	$353,464	(2,254)	$(41,405)	$370,652	$55,134	$738,148

Common stock issued on exercise of options (note 12)	1,747	7	32,672					32,679
Common stock issued on employee stock purchase plan (note 12)	148	1	5,388					5,389
Treasury stock purchases				(50)	(2,092)			(2,092)
Tax benefit from exercise of options			12,682					12,682
FAS123(R) stock-based compensation costs			17,495					17,495
Comprehensive income:
Net income						66,302		66,302	66,302
Other comprehensive income:
Foreign currency translation adjustments							60,619	60,619	60,619

Comprehensive income/(loss)									$126,921

Balance, June 30, 2007	79,921	$311	$421,701	(2,304)	$(43,497)	$436,954	$115,753	$931,222

See accompanying notes to consolidated financial statements.

F4

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2007, 2006 and 2005

(In thousands)

	June 30, 2007	June 30, 2006	June 30, 2005

Cash flows from operating activities:
Net income	$66,302	$88,211	$64,785
Adjustments to reconcile net income to net cash provided by operating activities:
Voluntary product recall expenses	59,700	-	-
Depreciation and amortization	47,948	40,970	28,292
Provision for warranties	1,542	1,890	501
Deferred income taxes	(18,900)	(11,915)	(7,997)
Foreign currency options revaluation	(1,091)	3,796	293
Amortization of deferred borrowing costs	193	649	834
Stock-based compensation costs	17,505	15,305	-
Tax benefit from stock options exercised	(12,398)	(9,753)	-
Impairment of cost-method investment	-	1,156	-
Release of profit on sale of building	-	-	(2,371)
Purchased in-process research and development write-off	-	-	5,268

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(25,612)	(28,287)	(27,996)
Inventories, net	(30,467)	(25,041)	(22,562)
Prepaid expenses and other current assets	(12,035)	(2,432)	558
Accounts payable, accrued expenses, income taxes and other liabilities	(1,581)	24,479	31,474

Net cash provided by operating activities	91,106	99,028	71,079

Cash flows from investing activities:
Purchases of property, plant and equipment	(77,556)	(102,749)	(39,691)
Capitalized interest	(412)	(1,100)	-
Purchases of marketable securities—available for sale	(21,950)	(2,000)	(401,546)
Proceeds from sale of marketable securities—available for sale	2,000	2,002	413,576
Patent registration costs	(3,965)	(3,115)	(2,819)
Business acquisitions, net of cash acquired of $Nil ($262 in 2006 and $12,982 in 2005)	(1,912)	(10,526)	(54,425)
Purchases of non-trading investments	(1,622)	(2,386)	(1,873)

Net cash used in investing activities	(105,417)	(119,874)	(86,778)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	38,260	34,389	39,426
Repayment of assumed borrowings from acquisitions	-	(2,195)	(65,764)
Repayment of borrowings	(20,060)	(46,308)	-
Proceeds from borrowings, net of borrowing costs	9,590	102,128	62,500
Tax benefit from stock option exercises	12,398	9,753	-
Purchases of treasury stock	(2,092)	-	(10,966)

Net cash provided by financing activities	38,096	97,767	25,196

Effect of exchange rate changes on cash	14,463	438	3,781

Net increase in cash and cash equivalents	38,248	77,359	13,278
Cash and cash equivalents at beginning of the year	219,544	142,185	128,907

Cash and cash equivalents at end of the year	$257,792	$219,544	$142,185

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$65,643	$44,873	$24,747
Interest paid, net of capitalized interest	5,426	4,566	4,530

Fair value of assets acquired in acquisitions	$-	$11,517	$89,188
Liabilities assumed	-	(6,816)	(99,270)
Goodwill on acquisition	1,588	5,553	78,949
Acquisition costs accrued	324	(1,279)	(1,726)
Acquisition costs paid	-	1,813	266

Cash paid for acquisition, including acquisition costs	$1,912	$10,788	$67,407

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the years ended June 30, 2007 and 2006, we capitalized $0.4 million and $1.1 million, respectively, of interest relating to such construction costs.

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2007. In conducting our review of goodwill impairment, we identified reporting units, being components of our operating segment, as each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on estimated discounted cash flows. Our goodwill impairment review involved a two-step process as follows:

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

The consolidated financial statements of our non–U.S. subsidiaries, whose functional currencies are other than U.S. dollars, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non–U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at period end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income, as detailed in Note 6, and are included in accumulated other comprehensive income in the consolidated balance sheets until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions denominated in other than the functional currency of the entity are reflected in operations.

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

The weighted average shares used to calculate basic earnings per share were 76,709,000, 72,307,000 and 68,643,000 for the years ended June 30, 2007, 2006 and 2005, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented and the assumed conversion of our convertible notes. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,544,000, 2,346,000 and 2,561,000 for the years ended June 30, 2007, 2006 and 2005, respectively. The assumed conversion of our convertible notes had the effect of increasing the number of shares used in the calculation by Nil, 2,509,000 and 3,738,000 for the years ended June 30, 2007, 2006 and 2005, respectively. During the year ended June 30, 2006 all of our convertible notes were converted to common stock.

F8

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

Stock options of 3,164,000, 1,103,000 and 568,000 for the years ended June 30, 2007, 2006 and 2005 respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the years ended June 30, 2007, 2006 and 2005 are calculated as follows (in thousands except per share data):

	2007	2006	2005
Numerator:
Net income	$66,302	$88,211	$64,785
Adjustment for interest and deferred borrowing costs, net of income tax effect (1)	-	1,660	3,285
Net income, used in calculating diluted earnings per share	$66,302	$89,871	$68,070
Denominator:
Basic weighted-average common shares outstanding	76,709	72,307	68,643

Effect of dilutive securities:
Stock options	1,544	2,346	2,561
Convertible subordinated notes	-	2,509	3,738
Diluted potential common shares	1,544	4,855	6,299

Diluted weighted average shares	78,253	77,162	74,942
Basic earnings per share	$0.86	$1.22	$0.94
Diluted earnings per share(1)	$0.85	$1.16	$0.91

(1)

Diluted earnings per share has been calculated after adjusting the numerator (net income) by $Nil, $1,660,000 and $3,285,000 for the years ended June 30, 2007, 2006 and 2005, respectively, for the effect of assumed conversion of our convertible notes, and the related reduction in interest expense, net of tax.

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

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at June 30, 2007 and June 30, 2006 was $3.8 million and $1.2 million, respectively, which represents the positive fair value of options held by us.

We held foreign currency option contracts with notional amounts totaling $139.3 million and $193.4 million at June 30, 2007 and 2006, respectively, to hedge foreign currency items. These contracts mature at various dates before December 2008.

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

At June 30, 2007 and 2006, the investments in debt securities were classified on the accompanying consolidated balance sheet as marketable securities-available-for-sale. These investments are diversified among high credit quality securities in accordance with our investment policy.

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. The liability for warranty costs are included in accrued expenses in our consolidated balance sheets.

F10

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

Changes in the liability for product warranty for the year ended June 30, 2007 are as follows (in thousands):

Balance at July 1, 2006	$4,653
Warranty accruals for the year ended June 30, 2007	2,755
Warranty costs incurred for the year ended June 30, 2007	(1,214)
Foreign currency translation adjustments	846
Balance at June 30, 2007	$7,040

(p)	Impairment of Long-Lived Assets

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

The aggregate carrying amount of our cost-method investments at June 30, 2007 and June 30, 2006 was $4.6 million and $4.1 million, respectively. We review the carrying value of these investments at each balance sheet date. In fiscal 2007 and 2006, we recognized $Nil and $1.2 million, respectively, of impairment losses related to our cost-method investments, which include investments in privately held service companies, research companies and public companies. The expense associated with this impairment has been included in the other income (expense) line within the consolidated statements of income.

At June 30, 2007, we performed an analysis of the carrying value of these investments and an unrealized loss of $1.7 million was identified in relation to an investment in a publicly listed company. The severity of the impairment (fair value is approximately 49% less than the cost) and the duration of the impairment (less than 18 months) correlate with a devaluation in the actual share price. As the investee is a publicly listed entity its share price will fluctuate with general market movements, however because we have no intention to sell this investment, and as the investee is involved in the growing sleep-disordered breathing industry we do not consider this investment to be other-than-temporary impaired at June 30, 2007. Except for this unrealized loss, we have determined that the fair values of our other investments exceeded their carrying values.

(r)	Stock-based Employee Compensation

We have granted stock options to personnel, including officers and directors, under our 1995 Option Plan (the “1995 Plan”), our 1997 Equity Participation Plan (the “1997 Plan”) and our 2006 Incentive Award Plan, as amended (the “2006 Plan” and together with the 1995 Plan and the 1997 Plan, the “Plans”). These options have expiration dates of seven or ten years from the date of grant and vest over

F11

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

three or four years. We granted these options with the exercise price equal to the market value as determined at the date of grant. We have also offered to our personnel, including officers, the right to purchase shares of our common stock at a discount pursuant to our employee stock purchase plan (“ESPP”).

(r)	Stock-based Employee Compensation

Prior to July 1, 2005 we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our equity plans. For periods prior to July 1, 2005, we complied with the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS No. 123. Results for periods before July 1, 2005, have not been restated to reflect, and do not include the impact of SFAS No. 123(R) as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the ESPP). The following table illustrates the effect on net income and earnings per share for the year ended June 30, 2005, if we had applied the fair value recognition provisions of SFAS No. 123(R) for stock option grants using the fair value based method of accounting:

In thousands, except per share data	2005
Net income, as reported	$64,785
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(10,323)
Pro forma net income	$54,462
Adjustment for interest and deferred borrowing costs, net of related tax effects	3,285
Pro forma net income used in calculating diluted earnings per share	$57,747
Earnings per share:
Basic - as reported	$0.94
Basic - pro forma	$0.80
Diluted - as reported	$0.91
Diluted - pro forma	$0.77

F12

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

As of July 1, 2005, we adopted SFAS No.123(R) using the modified prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Under this method, the provisions of SFAS No.123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No.123 shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, using the graded-attribution method for stock-based awards granted prior to July 1, 2005 and the straight-line method for stock-based awards granted after July 1, 2005. The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Years ended June 30
	2007	2006	2005
Stock Options:
Weighted average grant date fair value	$14.53	$12.75	$8.49
Weighted average risk-free interest rate	4.3-5.1%	3.9-4.5%	4.0%
Expected option life in years	4.0-5.2	3.9-5.2	3.5-4.6
Volatility	26-30%	28-30%	31%
ESPP Purchase rights:
Weighted average risk-free interest rate	4.9-5.1%	3.2-4.9%	2.3%
Expected option life	6 months	6 months	6 months
Volatility	30-41%	29-41%	31-38%

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

(3)	New Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” and subsequently in May 2007 issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning July 1, 2007 and we are currently assessing the potential impact that the adoption of this Interpretation will have on our financial statements.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FASB 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB 157 is effective for financial

F13

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	New Accounting Pronouncements, Continued

statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the potential impact that the adoption of this standard will have on our financial statements.

During the year ended June 30, 2007 we adopted Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. The adoption of SAB 108 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008, although early adoption is permitted. We are currently assessing the potential impact, if any, should we elect the fair value option, that adoption of SFAS No. 159 will have on our financial statements.

(4)	Marketable securities

The estimated fair value of marketable securities available for sale as of June 30, 2007 and 2006 was $20.0 million and $Nil, respectively. At June 30, 2007 contractual maturities of all marketable securities-available-for-sale were due less than one year. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties

(5)	Inventories

Inventories, net were comprised of the following as of June 30, 2007 and 2006 (in thousands):

	2007	2006
Raw materials	$68,911	$41,979
Work in progress	1,965	3,520
Finished goods	86,328	70,695
	$157,204	$116,194

(6)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	2007	2006
Net income	$66,302	$88,211
Foreign currency translation gains	60,619	2,250
Comprehensive income	$126,921	$90,461

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

F14

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of June 30, 2007 and 2006 (in thousands):

	2007	2006
Machinery and equipment	$66,093	$51,854
Computer equipment	73,114	52,277
Furniture and fixtures	27,865	21,572
Vehicles	2,985	2,795
Clinical, demonstration and rental equipment	52,128	40,615
Leasehold improvements	17,635	11,604
Land	61,503	55,946
Buildings	152,691	77,474
Construction in progress	11,125	46,710
	465,139	360,847
Accumulated depreciation and amortization	(154,559)	(115,471)
	$310,580	$245,376

(8)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the year ended June 30, 2007, were as follows:

(In thousands)	2007
Balance at July 1, 2006	$195,612
Foreign currency translation adjustments	9,578
Payment of earn-out relating to PolarMed	1,000
Payment of earn-out relating to Hoefner	331
Acquisition of Western Medical Marketing	257
Balance at June 30, 2007	$206,778

Patents and other intangibles is comprised of the following as of June 30, 2007 and June 30, 2006:

(In thousands)	June 30, 2007	June 30, 2006
Developed/core product technology	$33,187	$31,336
Accumulated amortization	(10,028)	(4,992)
Developed/core product technology, net of accumulated amortization	23,159	26,344
Trade names	1,761	1,663
Accumulated amortization	(531)	(265)
Trade names, net of accumulated amortization	1,230	1,398
Customer relationships	17,685	16,362
Accumulated amortization	(4,629)	(2,094)
Customer relationships, net of accumulated amortization	13,056	14,268
Patents	22,683	16,151
Accumulated amortization	(13,553)	(9,264)
Patents, net of accumulated amortization	9,130	6,887
Patents and other intangibles, net of accumulated amortization	$46,575	$48,897

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

Amortization expense related to identifiable intangible assets, including patents, for the year ended June 30, 2007 was $9.7 million. Estimated annual amortization expense for the years ending June 30, 2008 through June 30, 2012, including the effect of the Resprecare, Hoefner, Saime, Pulmomed and PolarMed acquisitions is shown below (in thousands):

Fiscal Year	Amortization expense
2008	$10,088
2009	9,637
2010	9,001
2011	8,363
2012	7,531

(9)	Accrued Expenses

Accrued expenses at June 30, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Product warranties	$7,040	$4,653
Consulting and professional fees	3,764	2,851
Value added taxes and other taxes due	8,212	3,867
Employee related costs	23,942	20,804
Accrued interest	235	868
Marketing and promotional programs	3,828	3,024
Restructuring	48	138
Customer advance	1,168	1,102
Voluntary product recall	45,098	-
Other	4,989	3,594
	$98,324	$40,901

Refer to Note 20 for further details on the voluntary product recall expenses.

F16

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Long-term Debt

Long-term debt at June 30, 2007 and 2006 consists of the following (in thousands):

	June 30, 2007	June 30, 2006
Long-term loan	$28,272	$4,796
Capital lease	78	73
Current portion of long-term debt	$28,350	$4,869
Long-term loan	$87,162	$115,644
Capital lease	486	568
Non-current portion of long-term debt	$87,648	$116,212

Convertible Subordinated Notes

During the year ended June 30, 2006 and pursuant to the Indenture dated June 20, 2001 between us and American Stock Transfer & Trust Company, as trustee, holders of all of the 4% Convertible Subordinated Notes (“the Notes”) due 2006 converted the Notes into an aggregate of 3,737,593 shares of our common stock, par value $0.004. The Notes were converted into 33 shares of our common stock for each $1,000 principal amount of the Notes, at a conversion price of $30.30 per share. No payment was made for accrued interest on the Notes surrendered for conversion and the dilutive impact of these conversions has been reflected in the reported earnings per share.

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

Revolving Facility

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $75 million. Draws under the revolving loan must be made before March 1, 2011, at which time all unpaid principal and interest must be repaid. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At June 30, 2007 there were no amounts outstanding under the Loan Agreement.

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

entire principal amount of the Loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related document or a 35% or more change in control of ResMed Inc., ResMed Corp., Servo Magnetics Inc. or ResMed EAP Holdings Inc. At June 30, 2007, we were in compliance with our debt covenants.

Syndicated Facility

On June 8, 2006, our wholly-owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches.

Tranche A is a EUR 50 million term loan facility that refinances all amounts outstanding under a previous syndicated facility agreement dated May 16, 2005 between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary, ResMed SAS, under its agreement to acquire Saime SA. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 44.5 million on June 30, 2007, EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At June 30, 2007, the Tranche A facility loan had an amount outstanding of $65.3 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At June 30, 2007, the Tranche B facility loan had an amount outstanding of $6.0 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At June 30, 2007, the Tranche C facility loan had an amount outstanding of $40.1 million.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars for one year, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling for one year. At June 30, 2007, there was an amount of USD 4.0 million outstanding under these working capital agreements.

The loans under the Syndicated Facility Agreement are secured by a pledge of one hundred percent of the shares of ResMed Inc.’s subsidiary, Saime SAS, pursuant to a Pledge Agreement. The Syndicated Facility

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

The obligations of ResMed Limited under the loan are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At June 30, 2007, we were in compliance with our debt covenants.

Capital Lease

As part of the acquisition of Saime we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

Details of contractual debt maturities at June 30, 2007 are as follows (in thousands):

		Payments Due by Period
	Total	2008	2009	2010	2011	Thereafter
Long-Term Debt	$115,434	$28,272	$43,885	$16,933	$20,319	$6,025
Capital Leases	564	78	78	78	78	252
Total	$115,998	$28,350	$43,963	$17,011	$20,397	$6,277

(11)	Restructuring Expenses

There were no restructuring expenses incurred during the year ended June 30, 2007 compared to $1.1 million incurred during the year ended June 30, 2006. The prior year restructuring expenses (predominantly one-time termination benefits) were associated with the integration of the separate operations of ResMed Germany and MAP into a single operating unit. We have substantially completed the relocation of our ResMed Germany operation (previously located in Moenchengladbach) to Munich and integration of the back office functions including customer service, logistics and administration.

F19

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Restructuring Expenses, Continued

Following is a summary of the restructuring liabilities related to the restructure and integration of the separate operations of ResMed Germany and MAP into a single operating unit, that were recorded during the years ended June 30, 2006 and June 30, 2007 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at June 30, 2004	$-	$-	$-
Restructuring expenses	4,673	479	5,152
Cash payments	(4,451)	(227)	(4,678)
Balance at June 30, 2005	$222	$252	$474
Restructuring expenses	888	236	1,124
Cash payments	(1,044)	(408)	(1,452)
Foreign currency translation	(28)	20	(8)
Balance at June 30, 2006	$38	$100	$138
Restructuring expenses	-	-	-
Cash payments	(8)	(87)	(95)
Foreign currency translation	2	3	5
Balance at June 30, 2007	$32	$16	$48

(12)	Stockholders’ Equity

Stock Options.    We have granted stock options to personnel, including officers and directors, in accordance with the Plans. These options have expiration dates of seven or ten years from the date of grant and vest over three or four years. We have granted these options with an exercise price equal to the market value as determined at the date of grant.

At our Annual Meeting of Shareholders that was held on November 8, 2006, our shareholders approved the 2006 Plan. The 2006 Plan succeeds and replaces the 1997 Plan, which was previously adopted by the Board of Directors and then approved by the shareholders in November 1997. In connection with the adoption of the 2006 Plan, we have terminated the 1997 Plan as to any and all future awards. Options granted under the 1997 Plan, which remain outstanding, will continue to be governed by the 1997 Plan.

The maximum number of shares of our common stock authorized for issuance under the 2006 Plan is 7,800,000 shares. The number of securities remaining available for future issuance under the 2006 Plan at June 30, 2007 is 5,651,850. The number of shares of our common stock available for issuance under the 2006 Plan will be reduced by (i) two and one tenth (2.1) shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2006 Plan to any individual during any calendar year, may not exceed 1,000,000 shares of our common stock.

At June 30, 2007, there was $41.4 million in unrecognized compensation costs related to unvested stock options. This is expected to be recognized over a weighted average period of 2.9 years. The aggregate

F20

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

intrinsic value of the options outstanding and the options exercisable at June 30, 2007 was $82.6 million and $78.3 million, respectively. The aggregate intrinsic value of the options exercised during the years ended June 30, 2007 and June 30, 2006 was $48.3 million and $40.5 million, respectively. The total fair value of options that vested during the years ended June 30, 2007 and June 30, 2006 was $13.6 million and $17.1 million, respectively. The following table summarizes option activity during the year ended June 30, 2007:

The following table summarizes option activity:

	2007	Weighted Average Exercise Price	2006	Weighted Average Exercise Price	2005	Weighted Average Exercise Price
Outstanding at beginning of year	8,102,892	$24.26	8,301,408	$19.38	8,832,712	$16.27
Granted	2,353,650	46.38	2,030,700	38.17	2,336,650	25.30
Exercised	(1,747,330)	18.70	(1,805,648)	17.06	(2,633,246)	13.97
Forfeited	(302,729)	31.98	(423,568)	26.09	(234,708)	18.34
Outstanding at end of year	8,406,483	$31.43	8,102,892	$24.26	8,301,408	$19.38
Exercise price range of granted options	$40.25-$52.58		$32.99-45.46		$21.95–31.24
Options exercisable at end of year	4,001,157	$21.69	4,262,743	$18.03	3,987,754	$16.86

The following table summarizes information about stock options outstanding at June 30, 2007.

Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life In Years	Number Exercisable at June 30, 2007	Weighted Average Remaining Contractual Life In Years
$ 0 - $10	227,081	1.79	227,081	1.79
$11 - $20	1,759,476	5.16	1,716,136	5.12
$21 - $30	2,251,137	6.18	1,609,925	5.71
$31 - $40	1,897,239	8.27	418,890	8.14
$41 - $50	2,250,050	6.49	29,125	6.75
$51 - $60	21,500	6.59	-	-
	8,406,483	6.40	4,001,157	5.50

Employee Stock Purchase Plan (“ESPP”).    The ESPP was approved by our shareholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. On August 21, 2006, the Board of Directors

F21

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

approved a reduction in the number of shares available for grant under the ESPP to 500,000 shares, effective as of November 9, 2006, the date of the shareholder approval of the 2006 Plan. The number of securities remaining available for future issuance under the ESPP at June 30, 2007 is 420,624.

During fiscal year 2007, we issued 148,639 shares to our employees in two offerings at an average share price of $36.25. We recognized $1.6 million of stock compensation expense associated with the ESPP.

Preferred Stock.    In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2007.

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

Common Stock.    On June 6, 2002, the Board of Directors authorized the Company to repurchase up to 8.0 million shares of outstanding common stock. During fiscal years 2007 and 2006, the Company repurchased 50,000 and Nil shares at a cost of $2.1 million and $Nil, respectively. As of June 30, 2007, we have repurchased a total of 2.3 million shares at a cost of $43.5 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

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

(13)	Other, net

Other, net in the consolidated statements of income is comprised of the following at June 30, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Gain on foreign currency transactions and hedging	$1,203	$1,853	$36
Realized (loss) on sale of marketable securities	-	-	(34)
Impairment of cost method investment	-	(1,156)	-
Other	130	77	79
	$1,333	$774	$81

F22

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes

Income before income taxes for the years ended June 30, 2007, 2006 and 2005, was taxed under the following jurisdictions (in thousands):

	2007	2006	2005
U.S.	$21,219	$5,472	$(54)
Non-U.S.	76,754	127,922	96,680
	$97,973	$133,394	$96,626

The provision for income taxes is presented below (in thousands):

	2007	2006	2005
Current:
Federal	$5,973	$7,507	$799
State	984	1,370	246
Non-U.S.	43,614	48,221	38,793
	50,571	57,098	39,838
Deferred:
Federal	(977)	(3,353)	618
State	(225)	(390)	(29)
Non-U.S.	(17,698)	(8,172)	(8,586)
	(18,900)	(11,915)	(7,997)
Provision for income taxes	$31,671	$45,183	$31,841

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 34% (35% for 2006 and 34% for 2005) to pretax income as a result of the following (in thousands):

	2007	2006	2005
Taxes computed at statutory U.S. rate	$33,311	$46,688	$32,853
Increase (decrease) in income taxes resulting from:
Effect of AJCA dividend repatriation	-	3,537	-
State income taxes, net of U.S. tax benefit	982	939	165
Non-deductible expenses	874	777	580
Research and development credit	(4,092)	(3,085)	(2,743)
Tax effect of deemed dividends	1,438	1,846	590
Change in valuation allowance	1,580	1,665	637
Effect of non-U.S. tax rates	(2,425)	(6,731)	(3,419)
In-process research and development write-off	-	-	1,791
Foreign tax credits	(1,907)	(1,204)	-
Stock-based compensation expense	1,692	2,006	-
Other	218	(1,255)	1,387
	$31,671	$45,183	$31,841

F23

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. The components of the Company’s deferred tax assets and liabilities at June 30, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Employee benefit obligations	$3,634	$3,274
Voluntary product recall accrual	13,530	-
Inventories	1,587	1,408
Provision for warranties	1,681	992
Provision for doubtful debts	1,028	1,024
Net operating loss carryforwards	2,827	2,598
Foreign tax credits	10,416	9,626
Unrealized foreign exchange losses	-	970
Capital loss carryover	490	521
Intercompany profit in inventories	23,660	18,611
Stock-based compensation expense	6,076	2,833
Other	2,126	2,448
	67,055	44,305
Less valuation allowance	(12,612)	(10,989)
Deferred tax assets	$54,443	$33,316
Deferred tax liabilities:
Unrealized gain on foreign currency options	$-	$(353)
Unrealized foreign exchange gains	(3,419)	-
Property, plant and equipment	(1,494)	(1,673)
Goodwill and other intangibles	(15,905)	(16,500)
Other	(1,022)	(531)
Deferred tax liabilities	(21,840)	(19,057)
Net deferred tax asset	$32,603	$14,259

The net deferred tax assets and liabilities have been reported in the consolidated balance sheets at June 30, 2007 and 2006 as follows (in thousands):

	2007	2006
Current deferred tax asset	$42,109	$27,071
Non-current deferred tax asset	9,206	5,265
Current deferred tax liability	(415)	(435)
Non-current deferred tax liability	(18,297)	(17,642)
Net deferred tax asset	32,603	$14,259

As of June 30, 2007, the Company had $1,664,000, and $12,860,000 of U.S. state and non-U.S. net operating loss carryforwards, respectively, which expire in various years through 2025 or carry forward

F24

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

indefinitely. The Company also had foreign tax credit carryforwards of $10,416,000. The foreign tax credit carryforwards have expiration dates through 2017.

The valuation allowance at June 30, 2007, relates to a provision for uncertainty as to the utilization of foreign tax credits of $10,416,000, net operating loss carryforwards for certain non-U.S. countries of $1,671,000, capital loss items of $490,000 and other deferred tax assets of $34,000. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

The Company has not provided for U.S. income and foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries indefinitely invested outside the United States as of June 30, 2007. The total amount of these undistributed earnings at June 30, 2007 amounted to approximately $379 million. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings.

(15)	Employee Retirement Plans

The Company contributes to a number of employee retirement plans for the benefit of its employees. These plans are detailed as follows:

(1) Australia - The Company contributes to defined contribution pension plans for each employee resident in Australia. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. The Company contributes to the plans at the rate of 9% of the salaries of all Australian employees. Total Company contributions to the plans for the years ended June 30, 2007, 2006 and 2005, were $4,798,474, $3,846,000 and $2,849,000, respectively.

(2) United Kingdom - The Company contributes to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three-month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. The Company contributes to the plan at the rate of 5% of the salaries of all United Kingdom employees. Total Company contributions to the plan were $242,586, $109,000 and $67,000 in fiscal 2007, 2006 and 2005, respectively.

(3) United States - The Company sponsors a defined contribution pension plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 3% of the employee’s salary. Total Company contributions to the plan were $759,702, $531,000 and $514,000 in fiscal 2007, 2006 and 2005, respectively.

(4) Switzerland - The Company sponsors a fixed return defined contribution fund for each permanent Swiss employee. As part of the Company’s contribution to the fund, the Company guarantees a fixed 3% net return on accumulated contributions per annum. The Company contributes to the plan at variable rates that have averaged 10% of salaries over the last three years. Total Company contributions to the plan were $259,041, $182,000 and $85,000 in fiscal 2007, 2006 and 2005, respectively.

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

F25

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Segment Information, Continued

Financial information by geographic area for the years ended June 30, 2007, 2006 and 2005, is summarized below (in thousands):

	U.S.A	Germany	Australia	France	Rest of World	Total
2007
Revenue from external customers	$376,699	107,938	19,846	75,984	135,865	$716,332

Long lived assets	$60,224	17,813	218,537	8,083	16,027	$320,684
2006
Revenue from external customers	$320,941	96,436	18,709	59,402	111,508	$606,996

Long lived assets	$54,118	17,190	162,522	7,080	11,518	$252,428
2005
Revenue from external customers	$210,495	72,824	14,160	47,537	80,489	$425,505
Long lived assets	$32,090	11,615	130,310	2,544	6,900	$183,459

Net revenues from external customers are based on the location of the customer. Long-lived assets of geographic areas are those assets used in the Company’s operations in each geographical area and excludes intangibles, deferred tax assets and goodwill.

(17)	Commitments

The Company leases buildings, motor vehicles and office equipment under operating leases. As part of the acquisition of Saime the Company assumed a capital lease for land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term. Rental charges for operating leases are expensed as incurred. Rent expenses under operating leases for the years ended June 30, 2007, 2006 and 2005 were approximately $8.2 million, $7.5 million and $6.2 million, respectively. At June 30, 2007 the Company had the following future minimum lease payments under non-cancelable operating leases and capital leases (in thousands):

Years	Capital Leases	Operating Leases
2008	$99	$9,634
2009	96	8,188
2010	93	6,198
2011	90	3,900
2012	87	2,227
Thereafter	184	4,359
Total minimum lease payments	649	34,506
Less: Interest portion	(85)	-
Present value of net minimum lease payments	$564	$34,506

F26

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Commitments, Continued

Excluding lease commitments details of contractual obligations at June 30, 2007 are as follows (in thousands):

		Payments Due by Period
In $000’s	Total	2008	2009	2010	2011	2012	Thereafter
Long-Term Debt	$115,434	$28,272	$43,885	$16,933	$20,319	$6,025	$-
Purchase Obligations	33,763	31,969	876	876	21	21	-
Total Contractual Obligations	$149,197	$60,241	$44,761	$17,809	$20,340	$6,046	$-

Details of other commercial commitments at June 30, 2007 are as follows (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2008	2009	2010	2011	2012	Thereafter
Standby Letters of Credit	$36	$36	$-	$-	$-	$-	$-
Guarantees*	57,426	607	25	270	54,627	-	1,897
Total Commercial Commitments	$57,462	$643	$25	$270	$54,627	$-	$1,897

* The above guarantees mainly relate to security provided as part of our Syndicated Facility Agreement and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

(18)	Business Acquisitions

Fiscal year ended June 30, 2007

Western Medical Marketing (“WMM”).    On October 4, 2006 we acquired the business assets of WMM, a distribution business operating in the Pacific Northwest region of the U.S. for a total cash consideration of $0.3 million. The acquisition has been accounted as a purchase and accordingly the results of operations of WMM have been included in our consolidated financial statements since October 4, 2006. An amount of $0.3 million, representing the excess of the purchase price over the fair value of the identifiable net assets acquired, has been recorded as goodwill. We have completed our purchase price allocation at June 30, 2007.

Fiscal year ended June 30, 2006

PolarMed Holding AS (“PolarMed”).    As disclosed in our consolidated financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of PolarMed, the holding company for PolarMed AS and its affiliates, on December 1, 2005, for net cash consideration of $6.5 million. This was comprised of $6.8 million in consideration less $0.3 million of cash acquired. Additionally, as part of the acquisition, we assumed debt of $1.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. Of the $3.0 million in potential future payments included within the purchase agreement, $1.0 million was paid during the year ended June 30, 2007 as a result of the successful achievement of a performance milestone. This additional payment increased the total acquisition consideration to $7.8 million from $6.8 million and increased the amount recorded as goodwill to $5.4 million from $4.4 million.

F27

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Business Acquisitions, Continued

Pulmomed Medizinisch-Technische Geräte GmbH (“Pulmomed”).    As disclosed in our consolidated financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of Pulmomed on July 1, 2005 for net cash consideration of $2.5 million, including acquisition costs. Additionally, as part of the acquisition, we assumed debt of $1.0 million. Under the purchase agreement, we may also be required to make additional future payments of up to $0.9 million based on the achievement of certain performance milestones following the acquisition through June 30, 2007. Of the $0.9 million in potential future payments included within the purchase agreement, $0.3 million was paid during the year ended June 30, 2007 as a result of the successful achievement of a performance milestone. This additional payment was accrued at June 30, 2006, which increased the total acquisition consideration to $2.8 million from $2.5 million and increased the amount recorded as goodwill by $0.3 million to $2.1 million.

Fiscal year ended June 30, 2005

Saime SAS (“Saime”).    We acquired 100% of the outstanding stock of Financiere ACE SAS, the holding company for Saime and its affiliates, on May 19, 2005, for net cash consideration of $40.6 million. This consisted of $51.1 million in consideration, including acquisition costs, less $10.5 million of cash acquired. An amount of $64.8 million, representing the excess of the purchase price over the fair value of the identifiable net assets acquired, has been recorded as goodwill.

Hoefner Medizintechnick GmbH (“Hoefner”).    We acquired 100% of the outstanding stock of Hoefner on February 14, 2005, for net cash consideration of $8.2 million. This consisted of the $10.7 million in total consideration, including acquisition costs, less $2.5 million of cash acquired. Under the purchase agreement, additional future payments of up to $0.9 million were possibly based on the achievement of certain performance milestones following the acquisition through December 31, 2006. Of the $0.9 million in potential future payments, $0.6 million was paid during fiscal 2006. The remaining $0.3 million of the $0.9 million was paid during the year ended June 30, 2007 as a result of the successful achievement of a performance milestone. This additional payment increased the total acquisition consideration to $11.6 million and goodwill to $9.1 million.

Resprecare BV (“Resprecare”).    On December 1, 2004, we acquired substantially all the assets of Resprecare BV, our Dutch distributor, for initial consideration of $5.9 million in cash, including acquisition costs. Under the purchase agreement, we potentially were also required to make up to $1.4 million of additional future payments based on the achievement of certain milestones. Of these potential additional payments, $0.6 million was paid in January 2005 and a further $0.7 million was paid in January 2006 as a result of the integration of the Dutch subsidiary of our subsidiary MAP with the newly-acquired Resprecare business. An amount of $4.4 million, representing the excess of the purchase price over the fair value of identifiable net assets acquired of $2.8 million, was recorded as goodwill.

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

In March 2006, an Australian university made a demand that ResMed pay extra royalties pursuant to a current patent license agreement. ResMed rejected the demand and have informed the university that it does not consider the claim to have merit. On 13 February 2007, the university commenced legal action in the Federal Court of Australia to pursue its claim against ResMed. ResMed is vigorously defending its position and does not expect the outcome of this claim to have an adverse material effect on ResMed’s condensed consolidated financial statements.

(20)	Voluntary Product Recall Expenses

On April 23, 2007, we initiated a worldwide voluntary recall of approximately 300,000 units of our early production S8 flow generators used for the treatment of obstructive sleep apnea. In S8 devices manufactured between July 2004 and May 15, 2006, there is a remote potential for a short circuit in the power supply connector. We are working with our distribution partners globally to provide a replacement device to patients who have an affected S8 flow generator.

The estimated cost of this action is $59.7 million which has been recognized as a charge to cost of sales in the consolidated statement of income. As of June 30, 2007 we have a remaining liability of $45.1 million which is accrued in the consolidated balance sheet. These direct and incremental costs represent our best estimate of probable costs based on current available data and take into account factors such as expected return rates for the affected units, unit replacement costs, legal, consulting, logistical and temporary contractor expenses directly associated with the recall. Accordingly, should actual product recall costs differ from our estimated costs, material revisions to our estimated product recall accrual may be required.

Following is a summary of the liabilities related to the voluntary product recall that were recorded during the year ended June 30, 2007 (in thousands):

Total accrued costs
Balance at June 30, 2006	$-
Voluntary product recall expenses	59,700
Cash payments	(16,272)
Foreign currency translation	1,670
Balance at June 30, 2007	$45,098

F29

Schedule II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JUNE 30, 2007, 2006 AND 2005

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at end of period

Year ended June 30, 2007

Applied against asset account
Allowance for doubtful accounts	$4,645	1,173	(1,114)	$4,704

Year ended June 30, 2006

Applied against asset account
Allowance for doubtful accounts	$3,199	1,577	(131)	$4,645

Year ended June 30, 2005

Applied against asset account
Allowance for doubtful accounts	$3,197	611	(609)	$3,199

See accompanying report of independent registered public accounting firm.

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED August 24, 2007

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ PETER C. FARRELL Peter C. Farrell	Chief Executive Officer, President, Chairman of the Board (Principal Executive Officer)	August 24, 2007

/S/ BRETT A. SANDERCOCK Brett A. Sandercock	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 24, 2007

/S/ CHRISTOPHER G. ROBERTS Christopher G. Roberts	Director	August 24, 2007

/S/ MICHAEL A. QUINN Michael A. Quinn	Director	August 24, 2007

/S/ GARY W. PACE Gary W. Pace	Director	August 24, 2007

/S/ DONAGH MCCARTHY Donagh McCarthy	Director	August 24, 2007

/S/ RICHARD SULPIZIO Richard Sulpizio	Director	August 24, 2007

/S/ RON TAYLOR Ron Taylor	Director	August 24, 2007

/S/ JOHN P. WAREHAM John P. Wareham	Director	August 24, 2007

S-1

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

3.1	First Restated Certificate of Incorporation of Registrant, as amended (15)

3.2	Third Restated By-laws of Registrant (12)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.3	Indenture dated as of June 20, 2001, between ResMed Inc. and American Stock Transfer & Trust Company (5)

4.4

Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC (5)

4.5	Registration Rights Agreement dated as of May 14, 2002 between ResMed Inc., and Mr Leslie Hoffman (6)

10.1	1995 Stock Option Plan (1)

10.2	1997 Equity Participation Plan (3)

10.3	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended (1)

10.5	Loan Agreement between the Australian Trade Commission and ResMed Limited dated May 3, 1994 (1)

10.6	Lease for 10121 Carroll Canyon Road, San Diego CA 92131-1109, USA (4)

10.7	Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia (5)

10.8	Employment Agreement dated as of May 14, 2002, between Servo Magnetics Acquisition Inc., and Mr Leslie Hoffman (6)

10.9	Agreement for the purchase of Lot 6001, Norwest Business Park, Baulkham Hills, Australia (6)

10.10	2003 Employee Stock Purchase Plan (7)

10.11	Loan Agreement between ResMed Limited and HSBC Bank Australia Limited (11)

10.12	Securities Sale Agreement Financiere Ace S.A.S. dated as of May 4, 2005 (11)

10.13	First Amended and Restated Loan Agreement, dated as of November 1, 2005, by and among ResMed Corp., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.14	Security Agreement, dated as of November 1, 2005, by and between ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.15	Continuing Guaranty, dated as of November 1, 2005, by and between ResMed Corp. and ResMed EAP Holdings Inc and Union Bank of California, N.A. (8)

10.16	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.17	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.18	Second Amended and Restated Revolving Loan Agreement, dated as of March 13, 2006, among ResMed Corp., ResMed Motor Technologies Inc., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (9)

10.19	Syndicated Facility Agreement, dated as of June 8, 2006, by and between ResMed Limited and HSBC Bank Australia Limited (10)

10.20

Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH (10)

10.21	Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (10)

10.22	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed (UK) Limited and HSBC Bank plc (10)

10.23	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed Limited and HSBC Bank Australia Limited (10)

10.24	ResMed Inc. 2006 Incentive Award Plan (16)

10.25	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan (13)

10.26	2006 Grant agreement for Board of Directors (15)

10.27	2006 Grant agreement for Executive Officers (15)

10.28	2006 Grant agreement for Australian Executive Officers (13)

10.29	Form of Executive Agreement (14)

21.1	Subsidiaries of the Registrant (15)

23.1	Independent Registered Public Accounting Firm’s Consent and Report on Schedule (15)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (15)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (15)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed on April 25, 1997.
(3)	Incorporated by reference to the Registrant’s 1997 Proxy Statement.
(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 1998.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2001.
(6)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2002.
(7)	Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement dated October 13, 2007.
(8)	Incorporated by reference to the Registrant’s Form 8-K dated November 8, 2005.
(9)	Incorporated by reference to the Registrant’s Form 8-K dated March 13, 2006.
(10)	Incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006.
(11)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2005.
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K dated February 23, 2007.
(13)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.
(14)	Incorporated by reference to the Registrant’s Report on Form 8-K dated July 9, 2007.
(15)	Filed herewith.
(16)	Incorporated by reference to the Registrant’s Report on Form 8-K dated November 9, 2006.