Form 10-Q
period 2007-09-30
RESMED INC
filed 2007-11-09
CIK 943819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

At November 1, 2007 there were 77,302,180 shares of Common Stock ($0.004 par value) outstanding. This number excludes 2,917,518 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

2

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in US$ thousands, except share and per share data)

	September 30, 2007	June 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$251,314	$257,792
Marketable securities available-for-sale (note 3)	26,450	19,950
Accounts receivable, net of allowance for doubtful accounts of $5,149 at September 30, 2007 and $4,704 at June 30, 2007	166,416	167,821
Inventories, net (note 4)	167,072	157,204
Deferred income taxes	46,608	42,109
Income taxes receivable	-	7,952
Prepaid expenses and other current assets	14,842	15,971

Total current assets	672,702	668,799

Property, plant and equipment, net (note 6)	328,079	310,580
Goodwill (note 7)	216,252	206,778
Other intangibles (note 8)	47,648	46,575
Deferred income taxes	12,308	9,206
Other assets	10,854	10,104

Total non-current assets	615,141	583,243

Total assets	1,287,843	$1,252,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,150	$53,039
Accrued expenses	78,913	98,324
Deferred revenue	20,949	18,865
Income taxes payable (note 14)	7,318	3,410
Deferred income taxes	436	415
Current portion of long-term debt (note 9)	25,375	28,350

Total current liabilities	181,141	202,403

Non-current liabilities:
Income taxes payable (note 14)	3,951	-
Deferred income taxes	16,682	18,297
Deferred revenue	13,544	12,472
Long-term debt (note 9)	90,540	87,648

Total non-current liabilities	124,717	118,417

Total liabilities	305,858	320,820

Commitments and contingencies (notes 12 and 13)		-
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued		-

Common stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 77,485,735 at September 30, 2007 and 77,617,450 at June 30, 2007 (excluding 2,717,518 and 2,304,918 shares held as Treasury Stock, respectively)	310	311
Additional paid-in capital	432,875	421,701
Retained earnings	462,165	436,954
Treasury stock, at cost	(59,998)	(43,497)
Accumulated other comprehensive income (note 5)	146,633	115,753

Total stockholders’ equity	981,985	931,222

Total liabilities and stockholders’ equity	$1,287,843	$1,252,042

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(in US$ thousands, except share and per share data)

	Three Months Ended September 30,
	2007	2006

Net revenues	$185,740	$163,605
Cost of sales (A)	73,963	62,309

Gross profit	111,777	101,296

Operating expenses:
Selling, general and administrative (A)	62,882	53,444
Research and development (A)	13,013	10,855
Amortization of acquired intangible assets	1,821	1,681
Restructuring expenses (note 10)	2,297	-

Total operating expenses	80,013	65,980

Income from operations	31,764	35,316

Other income (expense), net:
Interest income (expense), net	2,314	1,497
Other, net	(266)	(574)

Total other income (expense), net	2,048	923

Income before income taxes	33,812	36,239
Income taxes	9,687	11,240

Net income	$24,125	$24,999

Basic earnings per share	$0.31	$0.33
Diluted earnings per share (note 2-j)	$0.31	$0.32

Basic shares outstanding (000’s)	77,569	75,897
Diluted shares outstanding (000’s)	78,941	78,056

(A) Includes stock-based compensation costs as follows:
Cost of sales	$257	$306
Selling, general and administrative	3,842	2,870
Research and development	447	448

Total stock-based compensation costs	$4,546	$3,624

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in US$ thousands)

	Three Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$24,125	$24,999

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,291	10,626
Stock-based compensation costs	4,546	3,624
Amortization of deferred borrowing costs	99	81
Provision for warranties	430	577
Foreign currency options revaluation	(776)	653
Tax benefit from stock option exercises	(1,057)	(1,546)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	3,872	7,218
Inventories, net	(4,243)	(5,188)
Prepaid expenses, deferred income taxes and other current assets	(896)	(6,396)
Accounts payable, accrued expenses and other liabilities	(12,263)	(8,516)

Net cash provided by operating activities	28,128	26,132

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,367)	(28,146)
Capitalized interest	(194)	(351)
Patent registration costs	(1,284)	(761)
Purchases of non-trading investments	(432)	(631)
Cash paid for acquisitions, including acquisition costs	-	(323)
Purchases of marketable securities–available-for-sale	(6,500)	(20,000)

Net cash used in investing activities	(26,777)	(50,212)

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	5,617	4,354
Tax benefit from stock option exercises	1,057	1,546
Purchases of treasury stock	(16,501)	-
Repayment of borrowings	(5,108)	-

Net cash provided by financing activities	(14,935)	5,900

Effect of exchange rate changes on cash	7,106	(209)

Net decrease in cash and cash equivalents	(6,478)	(18,389)
Cash and cash equivalents at beginning of period	257,792	219,544

Cash and cash equivalents at end of period	$251,314	$201,155

Supplemental disclosure of cash flow information:
Income taxes paid	$1,198	$13,007
Interest paid	1,523	1,429

Fair value of assets acquired in acquisition	$	$-
Liabilities assumed	-	-
Goodwill on acquisition	-	-
Net acquisition costs paid	-	323

Cash paid for acquisition, including acquisition costs	$-	$323

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Organization and Basis of Presentation

ResMed Inc. is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Unless otherwise stated in this 10-Q, the terms “we”, “us”, “our” and “the Company” refer to ResMed Inc. and its subsidiaries, on a consolidated basis. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, France and the United States of America. Major distribution and sales sites are located in the United States of America, Germany, France, the United Kingdom, Switzerland, Australia and Sweden.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

The condensed consolidated financial statements for the three months ended September 30, 2007 and 2006 are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2007.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three months ended September 30, 2007 and 2006, we capitalized $0.2 million and $0.4 million, respectively, of interest relating to such construction costs.

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

The results of the review indicated that no impaired goodwill existed at June 30, 2007.

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

The weighted average shares used to calculate basic earnings per share were 77,569,000 and 75,897,000 for the three months ended September 30, 2007 and 2006, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,372,000 and 2,159,000 for the three months ended September 30, 2007 and 2006, respectively.

Stock options of 492,000 and 250,000 for the three months ended September 30, 2007 and 2006 respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended September 30, 2007 and 2006 are calculated as follows (in thousands except per share data):

	Three Months Ended
	September 30,
	2007	2006
Numerator:
Net Income, used in calculating diluted earnings per share	$24,125	$24,999
Denominator:
Basic weighted-average common shares outstanding	77,569	75,897
Effect of dilutive securities:
Stock options	1,372	2,159
Diluted potential common shares	1,372	2,159
Diluted weighted average shares	78,941	78,056
Basic earnings per share	$0.31	$0.33
Diluted earnings per share	$0.31	$0.32

PART I - FINANCIAL INFORMATION	Item 1

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

Our foreign currency derivatives portfolio represents a cash flow hedge program against the net cash flow of our international manufacturing operations. We have determined our hedge program to be a non-effective hedge as defined under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The foreign currency derivatives portfolio is recorded in the condensed consolidated balance sheets at fair value and included in other assets or other liabilities.

All movements in the fair value of the foreign currency derivatives are recorded within other income, net on our condensed consolidated statements of income.

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at September 30, 2007 and June 30, 2007 was $4.5 million and $3.8 million, respectively, which represents the positive fair value of options held by us and are included in other assets on the condensed consolidated balance sheets.

We held foreign currency option contracts with notional amounts totaling $147.9 million and $139.3 million at September 30, 2007 and June 30, 2007, respectively, to hedge foreign currency items. These contracts mature at various dates prior to June 2009.

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

At September 30, 2007 and June 30, 2007, the investments in debt securities were classified on the accompanying condensed consolidated balance sheet as marketable securities available-for-sale. These investments are diversified among high-credit quality securities in accordance with our investment policy and are principally comprised of corporate obligations.

At September 30, 2007, contractual maturities of marketable securities available-for-sale were all due in less than one year.

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. The liability for warranty costs is included in accrued expenses in our condensed consolidated balance sheets. Changes in the liability for product warranty for the three months ended September 30, 2007 are as follows (in thousands):

Balance at July 1, 2007	$7,040

Warranty accruals for the three months ended September 30, 2007	1,226

Warranty costs incurred for the three months ended September 30, 2007	(796)

Foreign currency translation adjustments	330

Balance at September 30, 2007	$7,800

PART I - FINANCIAL INFORMATION	Item 1

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

The aggregate carrying amount of our cost-method investments at September 30, 2007 and June 30, 2007 was $4.8 million and $4.6 million, respectively. We review the carrying value of these investments at each balance sheet date. At September 30, 2007, we performed an analysis of the carrying value of these investments and an unrealized loss of $1.9 million was identified in relation to an investment in a publicly listed company. The severity of the impairment (fair value is approximately 56% less than the cost) and the duration of the impairment (less than 21 months) correlate with a devaluation in the actual share price. We performed an analysis in accordance with EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and do not consider this investment to be other-than-temporarily impaired at September 30, 2007 as we have the intent and ability to hold the investment for a period of time sufficient for a forecasted recovery of fair value up to the cost of the investment. Except for this unrealized loss, we have determined that the fair values of our other investments exceeded their carrying values.

(r)	Stock-based Employee Compensation

We have granted stock options to personnel, including officers and directors, under our 2006 Incentive Award Plan, as amended (the “2006 Plan”). These options have expiration dates of seven years from the date of grant and vest over four years. We granted these options with the exercise price equal to the market value as determined at the date of grant. We have also offered to our personnel, including officers and directors, the right to purchase shares of our common stock at a discount under our employee stock purchase plan (“ESPP”).

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

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three months ended September 30, 2007 2006
Stock options:
Weighted average grant date fair value	$13.60	$16.92
Weighted average risk-free interest rate	4.2 - 4.6%	4.7 - 5.1%
Expected option life in years	4.03 - 4.68	4.3 - 5.2
Expected volatility	27%	27 - 30%
ESPP purchase rights:
Weighted average risk-free interest rate	5.0%	4.9%
Expected option life in years	6 months	6 months
Expected volatility	30%	41%

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

The estimated fair value of marketable securities available-for-sale as of September 30, 2007 and June 30, 2007 are $26.5 million and $20.0 million, respectively. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(4)	Inventories

Inventories were comprised of the following at September 30, 2007 and June 30, 2007 (in thousands):

	September 30, 2007	June 30, 2007
Raw materials	$67,911	$68,911
Work in progress	2,480	1,965
Finished goods	96,681	86,328
	$167,072	$157,204

(5)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended September 30,
	2007	2006
Net income	$24,125	$24,999
Foreign currency translation gains/( losses)	30,833	(1,074)
Comprehensive income	$54,958	$23,925

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of September 30, 2007 and June 30, 2007 (in thousands):

	September 30, 2007	June 30, 2007
Machinery and equipment	$69,878	$66,093
Computer equipment	79,502	73,114
Furniture and fixtures	30,031	27,865
Vehicles	3,230	2,985
Clinical, demonstration and rental equipment	54,502	52,128
Leasehold improvements	19,598	17,635
Land	63,165	61,503
Buildings	159,155	152,691
Construction in progress	19,925	11,125
	498,986	465,139
Accumulated depreciation and amortization	(170,907)	(154,559)
	$328,079	$310,580

(7)	Goodwill

Changes in the carrying amount of goodwill for the three months ended September 30, 2007, were as follows (in thousands):

Balance at July 1, 2007	$206,778

Foreign currency translation adjustments	9,474

Balance at September 30, 2007	$216,252

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(8)	Other Intangible Assets

Other intangible assets are comprised of the following as of September 30, 2007 (in thousands):

September 30, 2007
Developed/core product technology	$34,986
Accumulated amortization	(11,821)
Developed/core product technology, net of accumulated amortization	23,165
Trade names	1,856
Accumulated amortization	(626)
Trade names, net of accumulated amortization	1,230
Customer relationships	18,716
Accumulated amortization	(5,482)
Customer relationships, net of accumulated amortization	13,234
Patents	25,034
Accumulated amortization	(15,015)
Patents, net of accumulated amortization	10,019
Other intangibles, net of accumulated amortization	$47,648

Intangible assets consist of patents, customer relationships, trade names and developed/core product technology and are amortized over the estimated useful life of the assets, generally between five and nine years. There are no expected residual values related to these intangible assets.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)	Long-term Debt

Long-term debt at September 30, 2007 and June 30, 2007 consists of the following (in thousands):

	September 30, 2007	June 30, 2007
Long-term loan	$25,293	$28,272
Capital lease	82	78
Current portion of long-term debt	$25,375	$28,350
Long-term loan	$90,048	$87,162
Capital lease	492	486
Noncurrent portion of long-term debt	$90,540	$87,648

Revolving Facility

On March 13, 2006, our wholly owned subsidiaries ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement, as amended, with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $70 million. Payments of principal must be made to reduce the total outstanding principal to $65 million on March 1, 2008; to $55 million on March 1, 2009; and the entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At September 30, 2007, there were no amounts outstanding under the Loan Agreement.

The obligations of ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. under the Loan Agreement are secured by substantially all of the personal property of each of ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc., and are guaranteed by ResMed Inc. under an Amended and Restated Continuing Guaranty and Pledge Agreement, which guaranty is secured by a pledge of the equity interests in ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. held by ResMed Inc. The Loan Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Inc. maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and that ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. maintain certain minimum EBITDA and liquidity.

The entire principal amount of the revolving loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related document or a 35% or more change in control of ResMed Inc., ResMed Corp., Servo Magnetics Inc. or ResMed EAP Holdings Inc. At September 30, 2007, we were in compliance with our debt covenants.

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

Tranche A is a EUR 50 million five-year term loan facility that refinances all amounts outstanding under a previous syndicated facility agreement dated May 16, 2005 between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SA. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At September 30, 2007, the Tranche A facility loan had an amount outstanding of USD 63.5 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At September 30, 2007, the Tranche B facility loan had an amount outstanding of USD 6.1 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At September 30, 2007, the Tranche C facility loan had an amount outstanding of USD 41.6 million.

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

The obligations of ResMed Limited under the loan are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At the most recent reporting date, we were in compliance with our debt covenants.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling. At September 30, 2007, the working capital agreement had an amount outstanding of USD 4.1 million.

Capital Lease

As part of the acquisition of Saime SAS, we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

Details of contractual debt maturities at September 30, 2007 are as follows (in thousands):

		Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
Long-term Debt	$115,341	$25,293	$44,637	$17,850	$21,420	$6,141	$—

Capital Leases	574	82	82	82	82	82	164
Total	$115,915	$25,375	$44,719	$17,932	$21,502	$6,223	$164

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(10)	Restructuring Expenses

Restructuring expenses incurred during the quarter ended September 30, 2007 were $2.3 million ($1.8 million net of tax). Restructuring expenses consisted predominantly of expenses associated with the Company’s decision to streamline European management including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands. Total restructuring expenses, including expenses recognized in the quarter ended September 30, 2007, are estimated to be $2.5 million. This mainly comprises employee termination costs, leasehold improvement write-downs and property lease exit costs. We expect to incur the balance of restructuring expenses over the course of fiscal year 2008. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

Following is a summary of the restructuring liabilities related to the restructure of our European operations that were recorded during the quarter ended September 30, 2007 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at July 1, 2007	$-	$-	$-
Restructuring expenses	639	1,658	2,297
Cash payments and asset write-downs	(255)	(1,258)	(1,513)
Foreign currency translation	5	6	11
Balance at September 30, 2007	389	406	795

(11)	Stockholders’ Equity

Stock Options. We have granted stock options to personnel, including officers and directors, in accordance with the 2006 Plan. These options have expiration dates of seven years from the date of grant and vest over four years. We have granted these options with an exercise price equal to the market value as determined at the date of grant.

The maximum number of shares of our common stock authorized for issuance under the 2006 Plan is 7,800,000 shares. The number of securities remaining available for future issuance under the 2006 Plan at September 30, 2007 is 5,282,482. The number of shares of our common stock available for issuance under the 2006 Plan will be reduced by (i) two and one tenth (2.1) shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2006 Plan to any individual during any calendar year, may not exceed 1,000,000 shares of our common stock.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(11)	Stockholders’ Equity, Continued

Stock Options, Continued. At September 30, 2007, there was $38.9 million in unrecognized compensation costs, related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.7 years. The aggregate intrinsic value of the options outstanding and the options exercisable at September 30, 2007 was $89.1 million and $79.5 million, respectively. The aggregate intrinsic value of the options exercised during the three months ended September 30, 2007, was $3.2 million. The total fair value of options that vested during the three months ended September 30, 2007, was $2.4 million. The following table summarizes option activity during the three months ended September 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at beginning of period	8,406,483	$31.43
Granted	133,800	43.18
Exercised	(277,120)	20.09
Forfeited	(118,158)	37.55
Outstanding at end of period	8,145,005	$31.92	6.2 years
Exercise price range of granted options		$41.43 – 43.42
Options exercisable at end of period	3,905,747	$22.51	5.5 years

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by our stockholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. On August 21, 2006, the Board of Directors approved a reduction in the number of shares available for grant under the ESPP to 500,000 shares, effective as of November 9, 2006, the date of the shareholder approval of the 2006 Plan. The number of securities remaining available for future issuance under the ESPP at September 30, 2007 is 420,624.

During the three months ended September 30, 2007, we recognized $0.4 million of stock-based compensation expense associated with the ESPP.

Common Stock. On June 6, 2002, the Board of Directors authorized the Company to repurchase up to 8.0 million shares of outstanding common stock. During the three months ended September 30, 2007 and 2006, the Company repurchased 0.4 million and Nil shares, at a cost of $16.5 million and $Nil, respectively. At September 30, 2007 we have repurchased a total of 2.7 million shares at a cost of $60.0 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

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

During September and October 2004, we began receiving tax assessment notices for the audit of one of our German subsidiaries by the German tax authorities for the years 1996 through 1998. Certain aspects of these assessment notices are being contested and appealed to the German tax authority office. As the outcome of the appeal cannot be predicted with certainty, any tax issues resolved in a manner not consistent with our expectations may require us to adjust our provision for income tax in the period of resolution.

In February 2007, an Australian university commenced legal action in the Federal Court of Australia against us, claiming breach of a license agreement and infringement of certain intellectual property. The university is seeking various types of relief, including an injunction against manufacturing, supplying, offering for sale, selling or exporting certain mask devices, payment of license fees, damages or an account of profits, interest, costs and assignment of certain intellectual property. In October 2007, we filed a defence denying the university’s claim, as well as a cross-claim against the university seeking an order for rectification of the contract and alleging the university violated the Australian Trade Practices Act. We do not expect the outcome of this matter to have a material adverse effect on our condensed consolidated financial statements.

(13)	Voluntary Product Recall Expenses

On April 23, 2007, we initiated a worldwide voluntary recall of approximately 300,000 units of our early production S8 flow generators used for the treatment of obstructive sleep apnea. In S8 devices manufactured between July 2004 and May 15, 2006, there is a remote potential for a short circuit in the power supply connector. We are working with our distribution partners globally to provide a replacement device to patients who have an affected S8 flow generator. The estimated cost of this action is $59.7 million which was recognized as a charge to cost of sales in the consolidated statement of income during the three months ended March 31, 2007.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(13)	Voluntary Product Recall Expenses, Continued

At September 30, 2007 we have a remaining liability of $26.6 million which is accrued in the consolidated balance sheet. These direct and incremental costs represent our best estimate of probable costs based on current available data and take into account factors such as expected return rates for the affected units, unit replacement costs, legal, consulting, logistical and temporary contractor expenses directly associated with the recall. Accordingly, should actual product recall costs differ from our estimated costs, material revisions to our estimated product recall accrual may be required. Following is a summary of the liabilities related to the voluntary product recall that were recorded during the quarter ended September 30, 2007 (in thousands):

Total accrued costs
Balance at July 1, 2007	$45,098
Costs incurred	(19,546)
Foreign currency translation	1,052
Balance at September 30, 2007	$26,604

(14)	Income Taxes

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

We have adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of $1.1 million to the July 1, 2007 retained earnings balance. At the adoption date, our gross unrecognized tax benefits totaled $3.5 million of which $0.5 million, if recognized, would affect our effective tax rate. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of adoption date, we had a liability of $0.6 million for accrued interest and penalties.

We file numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to US Federal income tax examination for tax years prior to fiscal year 2004, and no longer subject to state income tax examinations for the tax years prior to fiscal year 2003. With few exceptions, including the German tax assessment discussed in Note 12, we are no longer subject to foreign income tax examinations for fiscal years before 2001.

Within the next 12 months, we anticipate a potential decrease of up to $0.6 million in the unrecognized tax benefit relating to the timing of certain amortization deductions due to a statute of limitation expiration. This will not have an impact on the effective tax rate other than the potential reduction in accrued interest as any change will be offset by a similar adjustment to our deferred tax balances. We do not anticipate any other significant changes within the next 12 months.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historial facts are forward looking statements. The words “believe,” “expect,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and elsewhere in this report.

In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities and various other factors. Should any one or more of these risks or uncertainties materialize, or underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of the results of operations for the three months ended September 30, 2007. It should be read together with the detail provided in the individual sections below.

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

Since the development of CPAP, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our growth has been fuelled by geographic expansion, increased awareness of respiratory conditions as a significant health concern among physicians and patients, and our research and product development efforts. Our net revenues are generated from the sale and rental of our various flow generator devices, nasal mask systems, accessories and other products.

We currently employ approximately 2,700 people and market our products in over 68 countries using a network of distributors and our direct sales force. We market our products primarily to home health care dealers and sleep clinics. We attempt to tailor our marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies.

Our principal manufacturing facility is located in Sydney, Australia, and we have additional manufacturing facilities in Combs La Ville, France and Chatsworth, California. Our manufacturing operations consist primarily of assembly and testing of our flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, most are off-the-shelf items available from multiple vendors. We generally manufacture to our internal sales forecasts and fill orders as received

During the quarter ended September 30, 2007, our net revenue increased by 14% and gross profit increased by 10%, when compared to the quarter ended September 30, 2006. These results were primarily driven by increasing unit sales of our flow generators, masks and accessories including a strong contribution from our new VPAP Adapt SV flow generator and our new Mirage Liberty and Mirage Quattro full-face masks. Diluted earnings per share for the quarter ended September 30, 2007 decreased to $0.31 per share, down from $0.32 per share in the quarter ended September 30, 2006. Gross margin was 60% for the quarter ended September 30, 2007 compared to 62% for the same period in fiscal 2006. For the quarter ended September 30, 2007, we recognized acquisition related amortization expenses and stock-based compensation costs of $1.8 million and $4.5 million, respectively.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended September 30, 2007 to $185.7 million from $163.6 million for the three months ended September 30, 2006, an increase of $22.1 million or 14%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $6.1 million during the three months ended September 30, 2007.

Net revenue in North and Latin America increased for the quarter ended September 30, 2007 to $97.7 million from $89.6 million for the three months ended September 30, 2006, an increase of $8.1 million or 9%. This growth has been generated by increased public and physician awareness of sleep-disordered breathing together with continued investment in our sales force and marketing initiatives. Recent product releases, in particular the new VPAP Adapt SV flow generator, and our new Mirage Liberty and Mirage Quattro masks have contributed strongly to our sales growth.

Net revenue in international markets for the quarter ended September 30, 2007 increased to $88.0 million from $74.0 million compared to quarter ended September 30, 2006, an increase of $14.0 million or 19%. International sales growth in the quarter ended September 30, 2007 predominantly reflects organic growth in the overall sleep-disordered breathing market and the positive impact from movements in international currencies against the U.S. dollar. Excluding the impact of movements in international currencies, international sales grew by 11%.

Revenue from sales of flow generators for the quarter ended September 30, 2007 totaled $93.8 million, an increase of 14% compared to the quarter ended September 30, 2006, including increases of 12% in North and Latin America and 16% elsewhere. Revenue from sales of mask systems, motors and other accessories totaled $91.9 million, an increase of 13%, including increases of 7% in North and Latin America and 25% elsewhere, for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

Gross Profit

Gross profit increased for the quarter ended September 30, 2007 to $111.8 million from $101.3 million for the quarter ended September 30, 2006, an increase of $10.5 million or 10%. Gross profit as a percentage of net revenue for the quarter ended September 30, 2007 was 60%, compared to 62% for the quarter ended September 30, 2006. The lower gross margin is primarily due to a reduction in average selling prices and to a lesser extent the impact of higher manufacturing costs in our Australian manufacturing facility resulting from a stronger Australian dollar against the U.S. dollar as the majority of manufacturing labor and overhead costs are incurred in Australia. These impacts were partially offset by a favorable change in product mix as sales of our premium products represented a higher proportion of our sales.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2007 to $62.9 million from $53.4 million for the three months ended September 30, 2006, an increase of $9.4 million or 18%. Stock-based compensation expenses of $3.8 million and $2.9 million, have been included within the selling, general and administrative expenses for the three months ended September 30, 2007 and 2006, respectively. Selling, general and administrative expenses, as a percentage of net revenue, were 34% for the three months ended September 30, 2007 compared to 33% for the three months ended September 30, 2006.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth. The increase in selling, general and administrative expenses was also attributable to the appreciation of international currencies against the U.S. dollar, which added approximately $3.2 million to our expenses for the three months ended September 30, 2007, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expenses to continue in the range of 32% to 34%.

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2007 to $13.0 million from $10.9 million for the three months ended September 30, 2006, an increase of $2.1 million or 20%. Stock-based compensation expenses of $0.4 million and $0.4 million, have been included within research and development expenses for the three months ended September 30, 2007 and 2006, respectively. Research and development expenses, as a percentage of net revenue, were 7% for the three months ended September 30, 2007, which is consistent with the three months ended September 30, 2006.

The increase in research and development expenses was due to an increase in the number of research and development personnel, increased charges for consulting fees and an increase in technical assessments incurred to facilitate development of new products. The increase in research and development expenses was also attributable to the appreciation of international currencies against the US dollar, which added approximately $1.3 million to our expenses as reported in US dollars. As a percentage of net revenue, we expect our future research and development expense to continue at approximately 7%.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2007 totaled $1.8 million as compared to $1.7 million for the three months ended September 30, 2006 and is related to acquired intangible assets. The increase in amortization expense is mainly attributable to the appreciation of the Euro against the U.S. dollar as the majority of the acquired intangible assets are denominated in Euros.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restructuring Expenses

Restructuring expenses incurred during the quarter ended September 30, 2007 were $2.3 million and $Nil for the three months ended September 30, 2006. Restructuring expenses consisted of expenses associated with our decision to streamline European management, including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands. Total restructuring expenses, including expenses recognized in the quarter ending September 30, 2007, are estimated to be $2.5 million. We expect to incur the balance of restructuring expenses over the course of fiscal year 2008.

Income Taxes

Our effective income tax rate decreased to approximately 28.6% for the three months ended September 30, 2007 from approximately 31.0% for the three months ended September 30, 2006. The lower tax rate was primarily due to a one-time tax benefit of approximately $0.7 million relating to a decrease in the German tax rate of approximately 10% and the associated reduction in deferred tax liability. Excluding the impact of this one-time German tax benefit, the effective income tax rate was 30.7% for the three months ended September 30, 2007. We also continue to benefit from the relatively low Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate a majority of our taxable income in Australia.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2007 increased to net income of $2.0 million compared to net income of $0.9 million for the three months ended September 30, 2006. This was predominantly due to higher interest income on additional cash balances and lower interest expense due to reduction of our long-term debt.

Net Income

As a result of the factors above, our net income for the three months ended September 30, 2007 was $24.1 million or $0.31 per diluted share compared to net income of $25.0 million or $0.32 per diluted share for the three months ended September 30, 2006. The restructure expenses of $2.3 million ($1.8 million net of tax) constituted a reduction of $0.02 per diluted share on an after-tax basis for the three months ended September 30, 2007.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 2007 and June 30, 2007, we had cash and cash equivalents and marketable securities available-for-sale of $277.8 million and $277.7 million, respectively. Working capital was $491.6 million and $466.4 million at September 30, 2007 and June 30, 2007, respectively.

Inventories at September 30, 2007 increased by $44.1 million or 36% to $167.1 million compared to September 30, 2006 inventories of $123.0 million. The percentage increase in inventories was higher than the 14% increase in revenues in the three-month period ended September 30, 2007 as compared to the three-month period ended September 30, 2006, which reflects a build up of inventory necessary to facilitate our recall replacement as well as a general inventory expansion to support the sales growth of our new products including; the VPAP Malibu and Tango flow generators, and the Mirage Liberty and Mirage Quattro masks.

Accounts receivable at September 30, 2007 were $166.4 million, an increase of $36.5 million or 28% over the September 30, 2006 accounts receivable balance of $129.9 million. This increase was higher than the 14% incremental increase in revenues for the three months ended September 30, 2007 and predominantly reflects increased credit terms in response to competitor actions. Accounts receivable days outstanding were 79 days for the quarter ended September 30, 2007, compared to 70 days for the quarter ended September 30, 2006. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2007 and June 30, 2007 was 3.0% and 2.7%, respectively. The credit quality of our customers remains consistent with our past experience.

During the three months ended September 30, 2007, we generated cash of $28.1 million from operations. The cash generated from operations included a reduction of $1.1 million and $1.5 million for the quarters ended September 30, 2007 and 2006, respectively since tax benefits associated with employee stock options exercised during the quarter are required to be included within cashflows from financing activities in accordance with SFAS 123(R).

Capital expenditures for the three months ended September 30, 2007, and 2006 aggregated $18.4 million and $28.1 million, respectively. The capital expenditures for the three months ended September 30, 2007 primarily reflected the construction costs related to the extension of our manufacturing facility in Sydney Australia, construction of our new corporate headquarters in Kearney Mesa, San Diego, computer hardware and software, rental and loan equipment and the purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $328.1 million at September 30, 2007 compared to $310.6 million at June 30, 2007.

During the quarter ended September 30, 2007, we incurred $4.1 million in construction costs in relation to the extension of our manufacturing facility in Sydney, Australia. To date we have incurred a total of $11.1 million and estimate we will incur additional construction costs of approximately $3.5 million to complete the project. We expect to complete this extension during fiscal 2008 and to fund the remaining project through a combination of cash on hand and cash generated from operations.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearney Mesa, San Diego will allow us to develop a new corporate headquarters. We commenced construction of our new corporate headquarters during fiscal 2007 and to date have incurred expenditures of $8.0 million. We estimate additional construction costs of $88.1 million to complete the project. We expect to complete the project in March 2009 and to fund the project through a combination of cash on hand and our undrawn revolving loan facility of $70 million.

Details of contractual obligations at September 30, 2007 are as follows:

		Payments Due by Period
In $000’s	Total	Sep 2008	Sep 2009	Sep 2010	Sep 2011	Sep 2012	Thereafter
Long-Term Debt	$115,341	$25,293	$44,637	$17,850	$21,420	$6,141	$-
Operating Leases	35,176	11,321	9,778	6,944	4,623	2,274	236
Capital Leases	574	82	82	82	82	82	164
Unconditional Purchase Obligations	30,530	27,468	835	1,106	1,106	15	-

Total Contractual Cash Obligations(A)	$181,621	$64,164	$55,332	$25,982	$27,231	$8,512	$400
(A)

The liabilities related to unrecognized tax benefits of $3.5 million, as disclosed within Note 14 of the financial statements, are not included in the above contractual obligations because the timing cannot be reliably estimated.

Details of other commercial commitments as at September 30, 2007 are as follows:

		Amount of Commitment Expiration Per Period
In $000’s	Total	Sep 2008	Sep 2009	Sep 2010	Sep 2011	Sep 2012	Thereafter
Standby Letters of Credit	$38	$38	$-	$-	$-	$-	$-
Guarantees*	61,441	1,064	131	332	57,310	23	2,581

Total Commercial Commitments	$61,479	$1,102	$131	$332	$57,310	$23	$2,581
*

The above guarantees relate to guarantees required by statutory authorities as a pre-requisite to developing our site at Norwest and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., Servo Magnetics Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement, as amended, with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $70 million. Payments of principal must be made to reduce the total outstanding principal to $65 million on March 1, 2008; to $55 million on March 1, 2009; and the entire outstanding principal amount must be repaid in full before March 1, 2011. The Loan Agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and that certain of our subsidiaries maintain a minimum EBITDA and liquidity. We are currently in compliance with all of these covenants. Draws under the revolving loan must be made before March 1, 2011, at which time all unpaid principal and interest must be repaid. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At September 30, 2007 there were no amounts outstanding under the Loan Agreement.

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

Tranche A is a EUR 50 million term loan facility that refinances all amounts outstanding under a previous syndicated facility agreement dated May 16, 2005 between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SA). Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the “ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At September 30, 2007, the Tranche A facility loan had an amount outstanding of USD 63.5 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At September 30, 2007, the Tranche B facility loan had an amount outstanding of USD 6.1 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At September 30, 2007, the Tranche C facility loan had an amount outstanding of USD 41.6 million.

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

The obligations of ResMed Limited under the loan are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At the most recent reporting date, we were in compliance with our debt covenants.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling. At September 30, 2007, the working capital agreement had an amount outstanding of USD 4.1 million.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations, our $70 million undrawn revolving line of credit with Union Bank of California and our $25.5 million undrawn facilities with HSBC.

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

Common Stock. On June 6, 2002, the Board of Directors authorized the Company to repurchase up to 8.0 million shares of outstanding common stock. During the three months ended September 30 2007, we repurchased 0.4 million shares at a cost of $16.5 million and since the commencement of our share repurchase program, we have repurchased a total of 2.7 million shares at a cost of $60.0 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

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

(8) Voluntary Product Recall Expenses. We recognized an accrual for the estimated cost of the voluntary product recall at the time the liability was probable and the related expenses could be reasonably estimated. The amount of this accrual was determined taking into consideration the future probable expenses directly related to the product recall including expected return rates for the affected units, unit replacement costs, legal, consulting, logistical and administrative expenses. Should actual product recall costs differ from our estimated costs, revisions to our estimated product recall accrual may be required.

(9) Income Tax. We have adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on July 1, 2007. In accordance with FIN 48 we assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Recently Issued Accounting Pronouncements

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

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

We have established a foreign currency hedging program using purchased currency options to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditures. The goal of this hedging program is to economically guarantee or lock in the exchange rates on our foreign currency exposures denominated in Euros and Australian dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. The table below provides information in U.S. dollar equivalents on our foreign-currency-denominated financial assets by legal entity functional currency at September 30, 2007 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar (AUD)	US Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)	Singapore Dollar (SGD)	New Zealand Dollar (NZD)	Swedish Krona (SEK)	Swiss Franc (CHF)	Norwegian Krone (NOK)
AUD Functional Currency Entities:
Assets	$-	$90,678	$99,147	$17,419	-	$798	$991	$621	$5,352	$821
Liability	-	(37,670)	(102,349)	(6,370)	-	(41)	(113)	(4)	(2,386)	(355)
Net Total	-	53,008	(3,202)	11,049	-	757	878	617	2,966	466
USD Functional Currency Entities:
Assets	62,287	-	-	-	1,106	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-	-
Net Total	62,287	-	-	-	1,106	-	-	-	-	-
EURO Functional Currency Entities:
Assets	-	1	-	-	-	-	-	-	-	-
Liability	-	(46)	-	(974)	-	-	-	-	(14)	-
Net Total	-	(45)	-	(974)	-	-	-	-	(14)	-
GBP Functional Currency Entities:
Assets	-	609	9,181	-	-	-	-	-	-	-
Liability	-	(3)	(968)	-	-	-	-	-	(128)	-
Net Total	-	606	8,213	-	-	-	-	-	(128)	-
CHF Functional Currency Entities:
Assets	-	253	14	1	-	-	-	-	-	-
Liability	-	(67)	(408)	(71)	-	-	-	-	-	-
Net Total	-	186	(394)	(70)	-	-	-	-	-	-
SEK Functional Currency Entities:
Assets	-	-	-	-	-	-	-	-	-	-
Liability	-	(1,269)	(81)	(12)	-	-	-	-	-	(1,352)
Net Total	-	(1,269)	(81)	(12)	-	-	-	-	-	(1,352)

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at September 30, 2007. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)				Fair Value Assets /(Liabilities)
Foreign Exchange Call Options	FY 2008	FY 2009	Total	Sept 30, 2007	June 30, 2007
Receive AUD/Pay USD
Option amount	$70,500	$60,000	$130,500	$4,297	$3,558
Ave. contractual exchange rate	AUD$1 = USD 0.8255	AUD$1 = USD 0.8570	AUD$1 = USD 0.8387
Receive AUD/Pay Euro
Option amount	$8,568	$4,284	$12,852	$103	$209
Ave. contractual exchange rate	AUD $1 = Euro 0.6418	AUD$1 = Euro 0.6629	AUD$1 = Euro 0.6487
Receive AUD/Pay GBP
Option amount	$4,606	-	$4,606	$137	$82
Ave. contractual exchange rate	AUD $1 = GBP 0.4270	-	AUD $1 = GBP 0.4270

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, marketable securities and debt.

At September 30, 2007, we maintain a short-term investment portfolio containing financial instruments that have original maturities of less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase

At September 30, 2007, we had total long-term debt, including the current portion of those obligations, of $115.9 million. Of this debt, $115.3 million is at variable interest rates and $0.6 million is subject to fixed interest rates.

A hypothetical 10% change in interest rates during the three months ended September 30, 2007, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which was filed with the Securities and Exchange Commission and describes the various risks and uncertainties to which we are or may become subject. At September 30, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended September 30, 2007:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Opening balance at July 1, 2007	2,304,918	$18.87	2,304,918	5,695,082
July 2007	Nil	-	-	-
August 2007	Nil	-	-	-
September 2007	412,600	$40.01	412,600	(412,600)
Closing balance at September 30, 2007	2,717,518	$22.08	2,717,518	5,282,482

(1)

On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of our outstanding common stock. For the three months ended September 30, 2007 and 2006, we repurchased 412,600 and Nil shares at a cost of $15.6 million and $Nil, respectively. Since the inception of the share buyback program, we have repurchased 2,717,518 shares at a cost of $60.0 million.

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

November 6, 2007

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman and Chief Executive Officer

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer