Form 10-Q
period 2007-12-31
RESMED INC
filed 2008-02-08
CIK 943819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer, as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ x ]    Accelerated filer [    ]    Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]    No [ x ]

At February 1, 2008, there were 77,683,081 shares of Common Stock ($0.04 par value) outstanding. This number excludes 2,917,081 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of December 31, 2007 and June 30, 2007	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months Ended December 31, 2007 and 2006 and the Six Months Ended December 31, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended December 31, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures About Market and Business Risk	39

Item 4	Controls and Procedures	42

Part II	Other Information

Item 1	Legal Proceedings	43

Item 1A	Risk Factors	43

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3	Defaults Upon Senior Securities	43

Item 4	Submission of Matters to a Vote of Security Holders	44

Item 5	Other Information	44

Item 6	Exhibits	44

	Signatures	45

2

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2007	June 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$278,503	$257,792
Marketable securities available-for-sale (note 3)	10,000	19,950
Accounts receivable, net of allowance for doubtful accounts of $5,098 at December 31, 2007 and $4,704 at June 30, 2007	170,773	167,821
Inventories, net (note 4)	166,402	157,204
Deferred income taxes	47,154	42,109
Income taxes receivable	-	7,952
Prepaid expenses and other current assets	16,966	15,971

Total current assets	689,798	668,799

Property, plant and equipment, net (note 6)	337,066	310,580
Goodwill (note 7)	220,909	206,778
Other intangibles (note 8)	47,100	46,575
Deferred income taxes	14,283	9,206
Other assets	10,223	10,104

Total non current assets	629,581	583,243

Total assets	$1,319,379	$1,252,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,866	$53,039
Accrued expenses	64,537	98,324
Deferred revenue	22,361	18,865
Income taxes payable	5,348	3,410
Deferred income taxes	445	415
Current portion of long-term debt (note 9)	26,096	28,350

Total current liabilities	162,653	202,403

Non current liabilities
Deferred income taxes	17,372	18,297
Deferred revenue	13,799	12,472
Income taxes payable	4,271	-
Long-term debt (note 9)	106,533	87,648

Total non current liabilities	141,975	118,417

Total liabilities	304,628	320,820

Commitments and contingencies (notes 12 and 13)	-	-

Stockholders’ equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-

Common stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 77,619,950 at December 31, 2007 and 77,617,450 at June 30, 2007 (excluding 2,917,518 and 2,304,918 shares held as treasury stock, respectively)	310	311
Additional paid-in capital	448,412	421,701
Retained earnings	489,025	436,954
Treasury stock, at cost	(68,056)	(43,497)
Accumulated other comprehensive income (note 5)	145,060	115,753

Total stockholders’ equity	1,014,751	931,222

Total liabilities and stockholders’ equity	$1,319,379	$1,252,042

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Net revenues	$202,679	$178,428	$388,419	$342,033
Cost of sales (A)	81,348	66,670	155,311	128,979

Gross profit	121,331	111,758	233,108	213,054

Operating expenses:
Selling, general and administrative (A)	67,644	57,336	130,527	110,780
Research and development (A)	14,919	12,028	27,932	22,883
Amortization of acquired intangible assets	1,917	1,702	3,738	3,383
Restructuring expenses (note 10)	18	-	2,314	-

Total operating expenses	84,498	71,066	164,511	137,046

Income from operations	36,833	40,692	68,597	76,008

Other income (expense), net:
Interest income (expense), net	2,354	1,486	4,668	2,983
Other, net	(340)	67	(606)	(507)

Total other income (expense), net	2,014	1,553	4,062	2,476

Income before income taxes	38,847	42,245	72,659	78,484
Income taxes	11,986	13,250	21,673	24,490

Net income	$26,861	$28,995	$50,986	$53,994

Basic earnings per share	$0.35	$0.38	$0.66	$0.71
Diluted earnings per share (note 2-j)	$0.34	$0.37	$0.65	$0.69

Basic shares outstanding (000’s)	77,445	76,358	77,507	76,300
Diluted shares outstanding (000’s)	78,599	78,142	78,770	78,271

(A) Includes stock-based compensation costs as follows:
Cost of sales	$244	$285	$501	$591
Selling, general and administrative	4,519	3,787	8,361	6,657
Research and development	510	543	957	991

Total stock-based compensation costs	$5,273	$4,615	$9,819	$8,239

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Six Months Ended December 31,
	2007	2006

Cash flows from operating activities:
Net income	$50,986	$53,994

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,117	22,626
Stock-based compensation costs	9,819	8,239
Amortization of deferred borrowing costs	81	120
Provision for warranties	1,139	786
Foreign currency options revaluation	57	(647)
Tax benefit from stock option exercises	(2,797)	(7,370)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	1,929	(2,995)
Inventories, net	(3,659)	(18,989)
Prepaid expenses, net deferred income taxes and other current assets	(2,514)	(12,302)
Accounts payable, accrued expenses and other liabilities	(36,108)	233

Net cash provided by operating activities	47,050	43,695

Cash flows from investing activities:
Purchases of property, plant and equipment	(40,294)	(45,097)
Capitalized interest	(557)	(351)
Patent registration costs	(2,938)	(2,013)
Purchases of non trading investments	(318)	(994)
Cash paid for acquisitions, including acquisition costs	-	(580)
Proceeds from sale of marketable securities–available-for-sale	16,450	-
Purchases of marketable securities–available-for-sale	(6,500)	(21,950)

Net cash used in investing activities	(34,157)	(70,985)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	13,822	17,857
Purchases of treasury stock	(24,559)	-
Tax benefit from stock option exercises	2,797	7,370
Proceeds from borrowings, net of borrowing costs	15,000	9,589
Repayment of borrowings	(5,108)	-

Net cash provided by financing activities	1,952	34,816

Effect of exchange rate changes on cash	5,866	5,598

Net increase in cash and cash equivalents	20,711	13,124
Cash and cash equivalents at beginning of period	257,792	219,544

Cash and cash equivalents at end of period	$278,503	$232,668

Supplemental disclosure of cash flow information:
Income taxes paid	$15,002	$35,527
Interest paid	$3,248	$2,883

Fair value of assets acquired in acquisitions	$-	$-
Liabilities assumed	-	-
Goodwill on acquisition	876	1,587
Net acquisition costs accrued	(876)	(1,007)

Cash paid for acquisitions, including acquisition costs	$-	$580

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

The condensed consolidated financial statements for the three months ended December 31, 2007 and 2006 and the six months ended December 31, 2007 and 2006 are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2007.

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

Revenue on product sales is generally recorded upon shipment, at which time title transfers to the customer. Revenue on product sales that require customer acceptance is not recorded until acceptance is received. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized ratably over the life of the service contract. Revenue received in advance from rental unit contracts is initially deferred and recognized ratably over the life of the rental contract. Revenue from sale of marketing or distribution rights is initially deferred and recognized ratably as revenue over the life of the contract. Freight charges billed to customers are included in revenue. All freight-related expenses are charged to cost of sales.

We do not recognize revenues to the extent that we offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims, nor do we recognize revenues if we offer variable sale prices for subsequent events or activities. However, as part of our sales process, we may provide upfront discounts for large orders, one-time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. The costs of all such programs are recorded as an adjustment to revenue. Our products are predominantly therapy-based equipment and require no installation. As such, we have no significant installation obligations.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three months and six months ended December 31, 2007, we capitalized $0.4 million and $0.6 million, respectively, of interest relating to such construction costs. During the three months and six months ended December 31, 2006, we capitalized interest of $nil and $0.4 million, respectively.

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

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), as amended by SFAS No. 123(R), “Share Based Payments” (“SFAS 123(R)”), SFAS 128 requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(j)	Earnings Per Share, Continued

The weighted average shares used to calculate basic earnings per share were 77,445,000 and 76,358,000 for the three months ended December 31, 2007 and 2006, respectively, and were 77,507,000 and 76,300,000 for the six months ended December 31, 2007 and 2006, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,154,000 and 1,784,000 for the three months ended December 31, 2007 and 2006, respectively, and 1,263,000 and 1,971,000 for the six months ended December 31, 2007 and 2006, respectively.

Stock options of 765,000 and 497,000 for the three months ended December 31, 2007 and 2006, respectively, and stock options of 1,257,000 and 748,000 for the six months ended December 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended December 31, 2007 and 2006 and the six months ended December 31, 2007 and 2006 are calculated as follows (in thousands except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator:
Net income, used in calculating diluted earnings per share	$26,861	$28,995	$50,986	$53,994
Denominator:
Basic weighted-average common shares outstanding	77,445	76,358	77,507	76,300
Effect of dilutive securities:
Stock options	1,154	1,784	1,263	1,971
Diluted weighted average shares	78,599	78,142	78,770	78,271
Basic earnings per share	$0.35	$0.38	$0.66	$0.71
Diluted earnings per share	$0.34	$0.37	$0.65	$0.69

PART I - FINANCIAL INFORMATION	Item 1

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

We are exposed to credit-related losses in the event of non performance by counter parties to financial instruments. The credit exposure of foreign exchange options at December 31, 2007 and June 30, 2007 was $4.1 million and $3.8 million, respectively, which represents the positive fair value of options held by us and are included in other assets on the condensed consolidated balance sheets.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(l)	Foreign Exchange Risk Management, Continued

We held foreign currency option contracts with notional amounts totaling $182.5 million and $139.3 million at December 31, 2007 and June 30, 2007, respectively, to hedge foreign currency items. These contracts mature at various dates prior to June 2010.

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

The investments in debt securities are classified on the accompanying condensed consolidated balance sheet as marketable securities available-for-sale. These investments are diversified among high-credit quality securities in accordance with our investment policy and are principally comprised of corporate obligations.

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. The liability for warranty costs is included in accrued expenses in our condensed consolidated balance sheets.

Changes in the liability for product warranty for the six months ended December 31, 2007 are as follows (in thousands):

Balance at July 1, 2007	$7,040

Warranty accruals for the six months ended December 31, 2007	1,139

Warranty costs incurred for the six months ended December 31, 2007	(803)

Foreign currency translation adjustments	722

Balance at December 31, 2007	$8,098

PART I - FINANCIAL INFORMATION	Item 1

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

The aggregate carrying amount of our cost-method investments at December 31, 2007 and June 30, 2007, was $4.8 million and $4.6 million, respectively. We review the carrying value of these investments at each balance sheet date. At December 31, 2007, we performed an analysis of the carrying value of these investments and an unrealized loss of $2.5 million was identified in relation to an investment in a public company. The severity of the impairment (fair value is approximately 75% less than the cost) and the duration of the impairment (less than 24 months) correlate with a devaluation in the actual share price. We performed an analysis in accordance with EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and do not consider this investment to be other-than-temporarily impaired at December 31, 2007 as we have the intent and ability to hold the investment for a period of time sufficient for a forecasted recovery of fair value up to the cost of the investment. Except for this unrealized loss, we have determined that the fair values of our other investments exceed the carrying values.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-Based Employee Compensation, Continued

As of July 1, 2005, we adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123 shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, using the graded-attribution method for stock-based awards granted prior to July 1, 2005 and the straight-line method for stock-based awards granted after July 1, 2005.

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Stock options:
Weighted average grant date fair value	$12.81	$14.31	$12.84	$14.31
Weighted average risk-free interest rate	3.23 - 4.2%	4.5 - 4.6%	3.23 - 4.6%	4.5 - 4.6%
Expected option life in years	4.12 - 4.83	4.0 - 5.2	4.03 - 4.83	4.0 - 5.2
Expected volatility	27 - 28%	26 - 27%	27 - 28%	26 - 27%
ESPP purchase rights:
Weighted average risk-free interest rate	5.0%	5.10%	5.0%	5.10%
Expected option life in years	6 months	6 months	6 months	6 months
Expected volatility	30%	32%	30%	32%

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

The estimated fair value of marketable securities available-for-sale as of December 31, 2007 and June 30, 2007 are $10.0 million and $20.0 million, respectively. These investments are diversified among high-credit quality securities in accordance with our investment policy and are principally comprised of corporate obligations. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. At December 31, 2007, contractual maturities of marketable securities available-for-sale were all due in less than one year.

(4)	Inventories

Inventories were comprised of the following at December 31, 2007 and June 30, 2007 (in thousands):

	December 31, 2007	June 30, 2007
Raw materials	$61,878	$68,911
Work in progress	1,524	1,965
Finished goods	103,000	86,328
	$166,402	$157,204

(5)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net income	$26,861	$28,995	$50,986	$53,994
Foreign currency translation gains/(losses)	(1,573)	26,596	29,307	25,522
Comprehensive income	$25,288	$55,591	$80,293	$79,516

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of December 31, 2007 and June 30, 2007 (in thousands):

	December 31, 2007	June 30, 2007
Machinery and equipment	$71,475	$66,093
Computer equipment	80,329	73,114
Furniture and fixtures	30,362	27,865
Vehicles	3,272	2,985
Clinical, demonstration and rental equipment	57,375	52,128
Leasehold improvements	20,508	17,635
Land	62,646	61,503
Buildings	157,768	152,691
Construction in Progress	33,600	11,125
	517,335	465,139
Accumulated depreciation and amortization	(180,269)	(154,559)
	$337,066	$310,580

On December 10, 2007, we agreed to sell and simultaneously leaseback real property in Poway, California, where our principal executive offices and one of our US distribution facilities are located. A Purchase and Sale Contract relating to the transaction was dated November 5, 2007, and a first amendment was dated November 30, 2007. In the transaction, our subsidiary, ResMed Corp., will sell the property for the purchase price of $25.3 million in cash. Upon the closing of the transaction, which is subject to various customary conditions, we will lease back the property for a period ending June 20, 2009, and will retain an option to extend the lease term for an additional three months. This transaction is expected to close in March 2008 and is estimated to generate a profit on sale of $6.5 million.

(7)	Goodwill

Changes in the carrying amount of goodwill for the six months ended December 31, 2007 were as follows (in thousands):

Balance at July 1, 2007	$206,778

Accrual of earn-out relating to PolarMed (see note 15)	876

Foreign currency translation adjustments	13,255

Balance at December 31, 2007	$220,909

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(8)	Other Intangible Assets

Other intangible assets are comprised of the following as of December 31, 2007 and June 30, 2007 (in thousands):

	December 31, 2007	June 30, 2007
Developed/core product technology	$35,755	$33,187
Accumulated amortization	(13,358)	(10,028)
Developed/core product technology, net of accumulated amortization	22,397	23,159
Trade names	1,897	1,761
Accumulated amortization	(709)	(531)
Trade names, net of accumulated amortization	1,188	1,230
Customer relationships	19,053	17,685
Accumulated amortization	(6,180)	(4,629)
Customer relationships, net of accumulated amortization	12,873	13,056
Patents	26,385	22,683
Accumulated amortization	(15,743)	(13,553)
Patents, net of accumulated amortization	10,642	9,130
Other intangibles, net of accumulated amortization	$47,100	$46,575

Intangible assets consist of patents, customer relationships, trade names and developed/core product technology and are amortized over the estimated useful life of the assets, generally between five and nine years. There are no expected residual values related to these intangible assets.

(9)	Long-Term Debt

Long-term debt at December 31, 2007 and June 30, 2007 consists of the following (in thousands):

	December 31, 2007	June 30, 2007
Long-term loan	$26,012	$28,272
Capital lease	84	78
Current portion of long-term debt	$26,096	$28,350
Long-term loan	$106,051	$87,162
Capital lease	482	486
Non current portion of long-term debt	$106,533	$87,648

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Long-Term Debt

Revolving Facility

On March 13, 2006, our wholly owned subsidiaries ResMed Corp., ResMed Motor Technologies Inc. (formerly known as Servo Magnetics Inc.) and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $70 million. Payment of principal must be made to reduce the total outstanding principal to $65 million on March 1, 2008; to $55 million on March 1, 2009; and the entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At December 31, 2007 there was $15 million outstanding under this loan.

The obligations of ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc. under the Loan Agreement are secured by substantially all of the personal property of each of ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc., and are guaranteed by ResMed Inc. under an Amended and Restated Continuing Guaranty and Pledge Agreement, which guaranty is secured by a pledge of the equity interests in ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc. held by ResMed Inc. The Loan Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Inc. maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and a minimum ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc. EBITDA and liquidity.

The entire principal amount of the revolving loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related document or a 35% or more change in control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc. or ResMed EAP Holdings Inc. At December 31, 2007, we were in compliance with our debt covenants.

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

Tranche A is a EUR 50 million five-year term loan facility that refinanced all amounts outstanding under a syndicated facility agreement dated May 16, 2005, between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SAS. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At December 31, 2007, the Tranche A facility loan had an amount outstanding of USD 64.9 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At December 31, 2007, the Tranche B facility loan had an amount outstanding of USD 6.0 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At December 31, 2007, the Tranche C facility loan had USD 42.2 million outstanding and as agreed upon by HSBC Bank Australia Limited this outstanding balance was reduced to USD 29.2 million on January 4, 2008.

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

The obligations of ResMed Limited under the loan are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At December 31, 2007, we were in compliance with our debt covenants.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a to a total commitment of up to 3 million Sterling. At December 31, 2007, the working capital agreement had an amount outstanding of USD 4.0 million.

Capital Lease

As part of the acquisition of Saime SAS, we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

Details of contractual debt maturities at December 31, 2007 are as follows (in thousands):

		Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$132,063	$26,012	$44,959	$18,242	$36,891	$5,959	$—

Capital leases	566	84	84	84	84	84	146
Total	$132,629	$26,096	$45,043	$18,326	$36,975	$6,043	$146

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Restructuring Expenses

Restructuring expenses incurred during the three and six months ended December 31, 2007 were $18,000 ($15,000 net of tax) and $2.3 million ($1.8 million net of tax). Restructuring expenses consisted predominantly of expenses associated with the Company’s decision to streamline European management including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands. This mainly comprises employee termination costs, leasehold improvement write-downs and property lease exit costs. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

Following is a summary of the restructuring liabilities related to the restructure of our European operations during the six months ended December 31, 2007 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at July 1, 2007	$-	$-	$-
Restructuring expenses	913	1,401	2,314
Cash payments and asset write-downs	(514)	(1,281)	(1,795)
Foreign currency translation	(26)	55	29
Balance at December 31, 2007	$373	$175	$548

(11)	Stockholders’ Equity

Stock Options. We have granted stock options to personnel, including officers and directors, in accordance with the 2006 Plan. These options have expiration dates of seven years from the date of grant and vest over four years. We have granted these options with an exercise price equal to the market value as determined at the date of grant.

The maximum number of shares of our common stock authorized for issuance under the 2006 Plan is 7,800,000 shares. The number of securities remaining available for future issuance under the 2006 Plan at December 31, 2007 is 3,257,500. The number of shares of our common stock available for issuance under the 2006 Plan will be reduced by (i) two and one tenth (2.1) shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2006 Plan to any individual during any calendar year, may not exceed 1,000,000 shares of our common stock.

At December 31, 2007, there was $60.4 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 3.1 years. The aggregate intrinsic value of the options outstanding and the options exercisable at December 31, 2007 was $182.5 million and $112.4 million, respectively. The aggregate intrinsic value of the options exercised during the three months and six months ended December 31, 2007, was $7.0 million and $10.2 million, respectively. The total fair value of options that vested during the three and six months ended December 31, 2007, was $7.7 million and $10.1 million, respectively.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Stockholders’ Equity, Continued

Stock Options (continued). The following table summarizes option activity during the six months ended December 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at beginning of period	8,406,483	$31.43
Granted	2,401,150	42.27
Exercised	(545,524)	20.88
Forfeited	(172,192)	39.83
Outstanding at end of period	10,089,917	$34.44	6.16
Exercise price range of granted options		$41.43 – $45.90
Options exercisable at end of period	4,136,922	$25.36	5.33

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by our stockholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. On August 21, 2006, the Board of Directors approved a reduction in the number of shares available for grant under the ESPP to 500,000 shares, effective as of November 9, 2006, the date of the shareholder approval of the 2006 Plan. The number of securities remaining available for future issuance under the ESPP at December 31, 2007 is 343,550.

During the six months ended December 31, 2007, we recognized $0.8 million of stock-based compensation expense associated with the ESPP and issued 77,074 shares at a share price of $35.22.

Common Stock. On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of outstanding common stock. During the three and six months ended December 31, 2007, we repurchased 0.2 million and 0.6 million shares at a cost of $8.1 million and $24.6 million, respectively. At December 31, 2007, we have repurchased a total of 2.9 million shares at a cost of $68.1 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

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

In February 2007, an Australian university commenced legal action in the Federal Court of Australia against us, claiming breach of a license agreement and infringement of certain intellectual property. The university is seeking various types of relief, including an injunction against manufacturing, supplying, offering for sale, selling or exporting certain mask devices, payment of license fees, damages or an account of profits, interest, costs and assignment of certain intellectual property. In October 2007, we filed a defense denying the university’s claim, as well as a cross-claim against the university seeking an order for rectification of the contract and alleging the university violated the Australian Trade Practices Act. We do not expect the outcome of this matter to have a material adverse effect on our condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(13)	Voluntary Product Recall Expenses

On April 23, 2007, we initiated a worldwide voluntary recall of approximately 300,000 units of our early production S8 flow generators used for the treatment of obstructive sleep apnea. In S8 devices manufactured between July 2004 and May 15, 2006, there is a remote potential for a short circuit in the power supply connector. We are working with our distribution partners globally to provide a replacement device to patients who have an affected S8 flow generator. The estimated cost of this action is $59.7 million which was recognized as a charge to cost of sales in the consolidated statement of income during the three months ended March 31, 2007. At December 31, 2007 we have a remaining liability of $7.4 million which is accrued in the consolidated balance sheet. These costs represent our best estimate of probable costs based on current available data and take into account factors such as expected return rates for the affected units, unit replacement costs, legal, consulting, logistical and temporary contractor expenses directly associated with the recall.

Should actual product recall costs differ from our estimated costs, material revisions to our estimated product recall accrual may be required. Following is a summary of the liabilities related to the voluntary product recall that were recorded during the six months ended December 31, 2007 (in thousands):

Total accrued costs
Balance at July 1, 2007	$45,098
Costs incurred	(38,706)
Foreign currency translation	981
Balance at December 31, 2007	$7,373

(14)	Income Taxes

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

We adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of $1.1 million to the July 1, 2007 retained earnings balance. At the adoption date, our gross unrecognized tax benefits totaled $3.5 million of which $0.5 million, if recognized, would affect our effective tax rate. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of the adoption date, we recognized a total liability of $0.8 million for accrued interest and penalties.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(14)	Income Taxes, Continued

We file numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. Federal income tax examination for tax years prior to fiscal year 2004, and no longer subject to state income tax examinations for the tax years prior to fiscal year 2003. With few exceptions, including the German tax assessment discussed in Note 12, we are no longer subject to foreign income tax examinations for fiscal years before 2001.

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

(15)	Business Acquisitions

PolarMed Holding AS (“PolarMed”). As disclosed in our consolidated financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of PolarMed, the holding company for PolarMed AS and its affiliates, on December 1, 2005, for net cash consideration of $6.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. Of the potential additional future payments included within the purchase agreement, $1.0 million was accrued during the quarter ended December 31, 2006 and an additional $0.9 million was accrued during the quarter ended December 31, 2007, as a result of the successful achievement of a performance milestone. This increased the total acquisition consideration to $8.7 million and increased the amount recorded as goodwill to $6.3 million.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward looking statements. The words “believe,” “expect,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and elsewhere in this report.

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

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of the results of operations for the three and six months ended December 31, 2007. It should be read together with the detail provided in the individual sections below.

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

Our principal manufacturing facility is located in Sydney, Australia, and we have additional manufacturing facilities in Paris, France and Chatsworth, California. Our manufacturing operations consist primarily of assembly and testing of our flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, most are off-the-shelf items available from multiple vendors. We generally manufacture to our internal sales forecasts and fill orders as received.

During the quarter ended December 31, 2007, our net revenue increased by 14% and gross profit increased by 9%, when compared to the quarter ended December 31, 2006. These results were primarily driven by increasing unit sales of our flow generators, masks and accessories including a strong contribution from our new Mirage Liberty and Mirage Quattro full-face masks and the VPAP Adapt SV flow generator. Diluted earnings per share for the quarter ended December 31, 2007 decreased to $0.34 per share, down from $0.37 per share in the quarter ended December 31, 2006. Gross margin was 59.9% for the quarter ended December 31, 2007 compared to 62.6% for the same period in fiscal 2007. For the quarter ended December 31, 2007, we recognized acquisition related amortization expenses and stock-based compensation costs of $1.9 million and $5.3 million, respectively compared to acquisition related amortization expenses and stock-based compensation costs of $1.7 million and $4.6 million, respectively, for the quarter ended December 31, 2006.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended December 31, 2007 to $202.7 million as compared to $178.4 million for the three months ended December 31, 2006, an increase of $24.3 million or 14%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $10.1 million during the three months ended December 31, 2007.

Net revenue in North and Latin America increased for the quarter ended December 31, 2007 to $100.2 million from $94.0 million for the three months ended December 31, 2006, an increase of $6.2 million or 7%. The revenue growth has been generated by increased public and physician awareness of sleep-disordered breathing together with increasing unit sales of our flow generators, masks and accessories including a strong contribution from our new Mirage Liberty and Mirage Quattro full-face masks and the VPAP Adapt SV flow generator.

Net revenue in international markets for the quarter ended December 31, 2007 increased to $102.5 million from $84.4 million compared to the quarter ended December 31, 2006, an increase of $18.1 million or 21%. International sales growth in the quarter ended December 31, 2007 predominantly reflects organic growth in the overall sleep-disordered breathing market and the positive impact from movements in international currencies against the U.S. dollar. Recent product releases such as the S8II flow generator and the Quattro and Liberty masks have also contributed strongly to our sales growth. Excluding the impact of movements in international currencies, international sales grew by 9%.

Revenue from sales of flow generators for the quarter ended December 31, 2007 totaled $100.1 million, an increase of 9% compared to the quarter ended December 31, 2006, with decreases of 2% in North and Latin America offset by increases of 16% elsewhere. Revenue from sales of mask systems, motors and other accessories totaled $102.5 million, an increase of 19%, including increases of 12% in North and Latin America and 31% elsewhere, for the quarter ended December 31, 2007, compared to the quarter ended December 31, 2006. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

For the six months ended December 31, 2007, revenue from sales of flow generators increased by 11% compared to the six months ended December 31, 2006; 5% in North and Latin America and 16% internationally. Revenue from sales of mask systems, motors and other accessories increased by 16%; 10% in North and Latin America and 28% internationally, for the six months ended December 31, 2007 compared to the six months ended December 31, 2006. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, and strong sales from our new products.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit increased for the quarter ended December 31, 2007 to $121.3 million from $111.8 million for the quarter ended December 31, 2006, an increase of $9.6 million or 9%. Gross profit as a percentage of net revenue for the quarter ended December 31, 2007 was 59.9% and is lower than 62.6% for the quarter ended December 31, 2006.

Gross profit increased for the six months ended December 31, 2007 to $233.1 million from $213.1 million for the six months ended December 31, 2006, an increase of $20.1 million or 9%. Gross profit as a percentage of net revenue for the six months ended December 31, 2007 was 60.0% compared to 62.3% for the six months ended December 31, 2006.

The lower gross margin for the three and six months ended December 31, 2007 is primarily due to a reduction in average selling prices which was partly offset by a favourable change in product mix as sales of our higher margin products represented a higher proportion of our sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2007 to $67.6 million from $57.3 million for the three months ended December 31, 2006, an increase of $10.3 million or 18%. Stock-based compensation expenses of $4.5 million and $3.8 million, have been included within the selling, general and administrative expenses for the three months ended December 31, 2007 and 2006, respectively. Selling, general and administrative expenses, as a percentage of net revenue, were 33% for the three months ended December 31, 2007 compared to 32% for the three months ended December 31, 2006.

Selling, general and administrative expenses increased for the six months ended December 31, 2007 to $130.5 million from $110.8 million for the six months ended December 31, 2006, an increase of $19.7 million or 18%. Stock-based compensation expenses of $8.4 million and $6.7 million, have been included within the selling, general and administrative expenses for the six months ended December 31, 2007 and 2006, respectively. Selling, general and administrative expenses, as a percentage of net revenue, were 34% for the six months ended December 31, 2007 compared to 32% for the six months ended December 31, 2006.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth. The increase in selling, general and administrative expenses was also attributable to the net appreciation of international currencies against the U.S. dollar, which added approximately $4.5 million and $8.0 million, to our expenses for the three months and six months ended December 31, 2007, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expenses to continue in the range of 32% to 34%, including stock-based compensation expense.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2007 to $14.9 million from $12.0 million for the three months ended December 31, 2006, an increase of $2.9 million or 24%. Stock-based compensation expenses of $0.5 million have been included within research and development expenses for both the three months ended December 31, 2007 and 2006. Research and development expenses, as a percentage of net revenue, were 7%, for the three months ended December 31, 2007, which is consistent with the 7% for the three months ended December 31, 2006.

Research and development expenses increased for the six months ended December 31, 2007 to $27.9 million from $22.9 million for the six months ended December 31, 2006, an increase of $5.0 million or 22%. Stock-based compensation expenses of $1.0 million have been included within research and development expenses for both the six months ended December 31, 2007 and 2006. Research and development expenses, as a percentage of net revenue, were 7%, for the six months ended December 31, 2007, which is consistent with the 7% for the six months ended December 31, 2006.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, increased charges for consulting fees and an increase in materials and tooling incurred to facilitate development of new products. The increase in research and development expenses was also attributable to the net appreciation of international currencies against the U.S. dollar, which added approximately $1.8 million and $3.1 million, to our expenses for both the three months and six months ended December 31, 2007, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue in the range of 7% to 8%, including stock-based compensation expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended December 31, 2007 totaled $1.9 million and $3.7 million, respectively, as compared to $1.7 million and $3.4 million for the three and six months ended December 31, 2006, respectively. The increase in amortization expense is mainly attributable to the appreciation of the Euro against the U.S. dollar as the majority of the acquired intangible assets are denominated in Euros.

Restructuring Expenses

Restructuring expenses incurred during the three and six months ended December 31, 2007 were $18,000 and $2.3 million, respectively. Restructuring expenses consisted of expenses associated with our decision to streamline European management, including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

Our effective income tax rate of approximately 30.9% for the three months ended December 31, 2007 was lower than our effective income tax rate of approximately 31.4% for the three months ended December 31, 2006. The lower effective tax rate was mainly due to the decrease in the German tax rate of approximately 10% and additional research and development tax benefits.

Our effective income tax rate of approximately 29.8% for the six months ended December 31, 2007 was lower than our effective tax rate of 31.2% for the six months ended December 31, 2006. The lower tax rate was primarily due to a one-time tax benefit of approximately $0.8 million relating to a decrease in the German tax rate of approximately 10% and the associated reduction in deferred tax liability. Excluding the impact of this one-time German tax benefit, the effective income tax rate was 31.0% for the six months ended December 31, 2007. We also continue to benefit from the relatively low Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate a majority of our taxable income in Australia.

Other Income (Expense), Net

Other income (expense), net for the three months ended December 31, 2007 increased to net income of $2.0 million compared to $1.6 million for the three months ended December 31, 2006. Other income (expense), net for the six months ended December 31, 2007 increased to net income of $4.1 million compared to net expense of $2.5 million for the six months ended December 31, 2006. The increase in other income was predominantly due to higher interest income on additional cash balances.

Net Income

As a result of the factors above, our net income for the three months ended December 31, 2007 was $26.9 million or $0.34 per diluted share compared to net income of $29.0 million or $0.37 per diluted share for the three months ended December 31, 2006.

As a result of the factors above, our net income for the six months ended December 31, 2007 was $51.0 million or $0.65 per diluted share compared to net income of $54.0 million or $0.69 per diluted share for the six months ended December 31, 2006. The restructure expenses of $2.3 million ($1.8 million net of tax) constituted a reduction of $0.02 per diluted share on an after tax basis for the six months ended December 31, 2007.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 2007 and June 30, 2007, we had cash and cash equivalents and marketable securities available-for-sale of $288.5 million and $277.7 million, respectively. Working capital was $527.1 million and $466.4 million at December 31, 2007 and June 30, 2007, respectively.

Inventories at December 31, 2007 increased by $24.5 million or 17% to $166.4 million compared to December 31, 2006 inventories of $141.9 million. The percentage increase in inventories was higher than the 14% increase in revenues in the six-month period ended December 31, 2007 compared to the six month period ended December 31, 2006. The higher inventory growth reflects a build up of inventory necessary to support the sales growth.

Accounts receivable at December 31, 2007 were $170.8 million, an increase of $27.2 million or 19% over the December 31, 2006 accounts receivable balance of $143.6 million. This increase was higher than the 14% incremental increase in revenues for the six months ended December 31, 2007 compared to the six months ended December 31, 2006. Accounts receivable days outstanding were 75 days for the quarter ended December 31, 2007, compared to 72 days for the quarter ended December 31, 2006. Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2007 and June 30, 2007 was 2.9% and 2.7%, respectively. The credit quality of our customers remains consistent with our past experience.

During the six months ended December 31, 2007, we generated cash of $47.0 million from operations. Capital expenditures for the six months ended December 31, 2007, and 2006 aggregated $40.3 million and $45.1 million, respectively. The capital expenditures for the six months ended December 31, 2007 primarily reflected the construction costs related to the extension of our manufacturing facility in Sydney, Australia, construction of our new corporate headquarters in Kearny Mesa, San Diego, computer hardware and software, rental and loan equipment and the purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $337.1 million at December 31, 2007 compared to $310.6 million at June 30, 2007.

On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearny Mesa, San Diego will allow us to develop a new corporate headquarters. We commenced construction of our new corporate headquarters during fiscal 2007 and to date have incurred expenditures of $18.2 million. We estimate additional construction costs of approximately $87 million to complete the project. We drew down $15 million during the quarter from our revolving loan facility to fund the construction. We expect to complete the project in March 2009 and to fund the remaining project costs through a combination of cash on hand and our undrawn revolving loan facility of $55 million.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

On December 10, 2007, we agreed to sell and simultaneously leaseback real property in Poway, California, where our principal executive offices and one of our US distribution facilities are located. A Purchase and Sale Contract relating to the transaction was dated November 5, 2007, and a first amendment was dated November 30, 2007. In the transaction, our subsidiary, ResMed Corp., will sell the property for the purchase price of $25.3 million in cash. Upon the closing of the transaction, which is subject to various customary conditions, we will lease back the property for a period ending June 20, 2009, and will retain an option to extend the lease term for an additional three months. This transaction is expected to close in March 2008 and is estimated to generate a profit on sale of $6.5 million.

Details of contractual obligations at December 31, 2007 are as follows:

		Payments Due by Period
In $000’s	Total	Dec 2008	Dec 2009	Dec 2010	Dec 2011	Dec 2012	Thereafter
Long-Term Debt	$132,063	$26,012	$44,959	$18,242	$36,891	$5,959	$-
Operating Leases	35,048	10,438	8,927	5,770	4,214	1,639	4,060
Capital Leases	566	84	84	84	84	84	146
Unconditional Purchase Obligations	31,991	26,719	3,887	1,345	30	10	-

Total Contractual Obligations (A)	$199,668	$63,253	$57,857	$25,441	$41,219	$7,692	$4,206
(A)

The liabilities related to unrecognized tax benefits as disclosed within Note 14 of the financial statements, are not included in the above contractual obligations because the timing cannot be reliably estimated.

Details of other commercial commitments as at December 31, 2007 are as follows:

		Amount of Commitment Expiration Per Period
In $000’s	Total	Dec 2008	Dec 2009	Dec 2010	Dec 2011	Dec 2012	Thereafter
Standby Letters of Credit	$332	$284	$48	$-	$-	$-	$-
Guarantees*	80,669	1,540	1,344	59,220	15,394	23	3,148

Total Commercial Commitments	$81,001	$1,824	$1,392	$59,220	$15,394	$23	$3,148
*

The above guarantees relate mainly to guarantees required as part of our debt facilities and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $75 million. The Loan Agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and that certain of our subsidiaries maintain a minimum EBITDA and liquidity. We are currently in compliance with all of these covenants. Draws under the revolving loan must be made before March 1, 2011, at which time all unpaid principal and interest must be repaid. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At December 31, 2007 there was $15 million outstanding under this loan.

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

Tranche A is a EUR 50 million term loan facility that refinanced all amounts outstanding under a previous syndicated facility agreement dated May 16, 2005 between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SAS). Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 44.5 million on June 30, 2007, EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At December 31, 2007, the Tranche A facility loan had an amount outstanding of USD 64.9 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At December 31, 2007, the Tranche B facility loan agreement had an outstanding amount of USD 6.0 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At December 31, 2007, the Tranche C facility loan had USD 42.2 million outstanding and as agreed upon by HSBC Bank Australia Limited this outstanding balance was reduced to USD 29.2 million on January 4, 2008.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling. At December 31, 2007, the working capital agreement had an amount outstanding of USD 4.0 million.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations, our $55 million undrawn revolving line of credit with Union Bank of California and our $16.7 million undrawn facilities with HSBC.

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

Common stock

On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of outstanding common stock. During the three and six months ended December 31, 2007, we repurchased 0.2 million and 0.6 million shares at a cost of $8.1 million and $24.6 million, respectively. At December 31, 2007 we have repurchased a total of 2.9 million shares at a cost of $68.1 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

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

(3) Valuation of Goodwill, Intangible and Other Long-Lived Assets. We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management’s estimate of an asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by us.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). Under the requirements of SFAS No. 141(R), the acquiring entity will be required to recognise all assets and liabilities acquired in a transaction at their acquisition date fair value. SFAS No. 141(R) will also change the accounting treatment for specific transactions such as the recognition of contingent liabilities, the recognition of capitalized in-process research and development, restructuring costs, the treatment of acquisition related transaction costs and changes in the income tax valuation allowances. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS No. 141(R) on our financial statements.

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risk

Off-Balance Sheet Arrangements

As of December 31, 2007, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

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

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures about Market and Business Risk

Foreign Currency Market Risk, Continued

The table below provides information in U.S. dollar equivalents on our foreign-currency-denominated financial assets at December 31, 2007 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar (AUD)	US Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)	Singapore Dollar (SGD)	New Zealand Dollar (NZD)	Swedish Krona (SEK)	Swiss Franc (CHF)	Norwegian Krone (NOK)
AUD
Functional Currency Entities:
Assets	$-	$97,651	$98,136	$16,672	-	$1,022	$1,232	$892	$7,989	$1,804
Liability	-	(50,381)	(97,103)	(6,264)	-	(132)	(188)	(17)	(3,636)	(202)
Net Total	-	47,270	1,033	10,408	-	890	1,044	875	4,353	1,602
USD
Functional Currency Entities:
Assets	62,492	-	-	-	2,624	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-	-
Net Total	62,492	-	-	-	2,624	-	-	-	-	-
EURO
Functional Currency Entities:
Assets	-	1	-	-	-	-	-	-	-	-
Liability	-	(56)	-	(984)	-	-	-	-	(7)	-
Net Total	-	(55)	-	(984)	-	-	-	-	(7)	-
GBP
Functional Currency Entities:
Assets	-	1,356	6,628	-	-	-	-	-	-	-
Liability	-	-	(1,667)	-	-	-	-	-	(593)	128
Net Total	-	1,356	4,961	-	-	-	-	-	(593)	128
CNY
Functional Currency Entities:
Assets	-	136	-	-	-	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-	-
Net Total	-	136	-	-	-	-	-	-	-	-
CHF
Functional Currency Entities:
Assets	-	221	17	25	-	-	-	-	-	-
Liability	-	(16)	(626)	(270)	-	-	-	-	-	-
Net Total	-	205	(609)	(245)	-	-	-	-	-	-
NOK
Functional Currency Entities:
Assets	-	-	-	-	-	-	-	-	-	-
Liability	-	(103)	(195)	(80)	-	-	-	(129)	-	-
Net Total	-	(103)	(195)	(80)	-	-	-	(129)	-	-
SEK
Functional Currency Entities:
Assets	-	-	-	-	-	-	-	-	-	-
Liability	-	(1,449)	(99)	(53)	(26)	-	-	-	-	(368)
Net Total	-	(1,449)	(99)	(53)	(26)	-	-	-	-	(368)

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures about Market and Business Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at December 31, 2007. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets /(Liabilities)
Foreign Exchange Call Options	FY 2008	FY 2009	FY 2010	Total	Dec 31, 2007	June 30, 2007
Receive AUD/Pay USD
Option amount	$66,000	$81,000	$9,000	$156,000	$3,822	$3,558
Ave. contractual exchange rate	AUD$1 = USD 0.8410	AUD$1 = USD 0.8775	AUD$1 = USD 0.9553	AUD$1 = USD 0.8657
Receive AUD/Pay Euro
Option amount	$4,378	$8,756	$4,378	$17,512	$68	$209
Ave. contractual exchange rate	AUD $1 = Euro 0.6629	AUD$1 = Euro 0.6657	AUD$1 = Euro 0.6685	AUD$1 = Euro 0.6657
Receive AUD/Pay GBP
Option Amount	$2,980	$5,959	-	$8.939	$173	$82
Ave. contractual exchange rate	AUD $1 = GBP 0.4270	AUD $1 = GBP 0.4750	-	AUD $1 = GBP 0.4578

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, marketable securities and debt.

At December 31, 2007, we maintain a short-term investment portfolio containing financial instruments that have original maturities of less than twelve months. These financial instruments, principally comprised of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase.

At December 31, 2007, we had total long-term debt, including the current portion of those obligations, of $132.8 million. Of this debt, $132.2 million is at variable interest rates and $0.6 million is subject to fixed interest rates.

A hypothetical 10% change in interest rates during the three months ended December 31, 2007, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which was filed with the Securities and Exchange Commission and describes the various risks and uncertainties to which we are or may become subject. At December 31, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the six months ended December 31, 2007:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Opening balance at July 1, 2007	2,304,918	$18.87	2,304,918	5,695,082
July 2007	Nil	-	-	-
August 2007	Nil	-	-	-
September 2007	412,600	$40.01	412,600	(412,600)
October 2007	121,200	$40.50	121,200	(121,200)
November 2007	78,800	$40.03	78,800	(78,800)
December 2007	Nil	-	-	-
Closing balance at December 31, 2007	2,917,518	$23.33	2,917,518	5,082,482

(1)

On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of our outstanding common stock. For the six months ended December 31, 2007 and 2006, we repurchased 612,600 and Nil shares at a cost of $24.6 million and $Nil, respectively. Since the inception of the share buyback program, we have repurchased 2,917,518 shares at a cost of $68.1 million.

Item 3	Defaults Upon Senior Securities

None

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 4	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on November 8, 2007. The holders of 61,931,221 shares of the Company’s stock (approximately 79% of the outstanding shares) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (1) to elect two directors, each to serve for a three-year term, (2) to ratify the selection of auditors of the Company for the fiscal year ending June 30, 2008.

(1)	Michael A. Quinn and Richard Sulpizio, each nominated by the Company’s Board of Directors, were elected to serve until 2010. There were no other nominees. Shares were voted as follows:

Name	For	Withholding Vote For
Michael A. Quinn	59,855,680	2,075,541
Richard Sulpizio	58,031,486	3,899,735

(2)	The selection of KPMG LLP as independent public accountants for the 2008 fiscal year was ratified: affirmative votes, 61,425,312 shares; negative votes 452,574, withholding vote for: 53,335.

Item 5	Other Information

None

Item 6	Exhibits

3.1	Fourth Amended and Restated Bylaws of ResMed Inc. (1)
10.1	Purchase and Sale Contract by and between ResMed Corp. and Emri Properties, Inc. dated November 5, 2007 (1)
10.1	Second Amendment to Second Amended and Restated Revolving Loan Agreement dated January 28, 2008(2)
10.2	First Amendment to Purchase and Sale Contract by and between ResMed Corp. and Emri Properties, Inc. dated November 30, 2007 (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrants’ Current Report on Form 8-K dated December 10, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 6, 2008.

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 7, 2008

ResMed Inc.

/s/ KIERAN T. GALLAHUE
Kieran T. Gallahue
Chief Executive Officer

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer