Form 10-Q
period 2008-03-31
RESMED INC
filed 2008-05-08
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

001-15317

Commission File Number

ResMed Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

98-0152841

(I.R.S. Employer Identification No.)

14040 Danielson St

Poway, CA 92064-6857

United States

(Address of principal executive offices)

(858) 746 2400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [ x ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ x ]    Accelerated filer [    ]    Non-accelerated filer [    ] (Do not check if a smaller reporting company)    Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [ x ]

At April 30, 2008, there were 77,264,515 shares of Common Stock ($0.04 par value) outstanding. This number excludes 3,492,518 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information	3

Item 1	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2008 and June 30, 2007	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2008 and 2007 and the Nine Months Ended March 31, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended March 31, 2008 and 2007	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4	Controls and Procedures	42

Part II	Other Information	43

Item 1	Legal Proceedings	43

Item 1A	Risk Factors	43

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3	Defaults Upon Senior Securities	43

Item 4	Submission of Matters to a Vote of Security Holders	44

Item 5	Other Information	44

Item 6	Exhibits	44

	Signatures	45

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	March 31, 2008	June 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$307,494	$257,792
Investment securities (note 3)	-	19,950
Accounts receivable, net of allowance for doubtful accounts of $5,719 at March 31, 2008 and $4,704 at June 30, 2007	179,869	167,821
Inventories, net (note 4)	169,488	157,204
Deferred income taxes	45,956	42,109
Income taxes receivable	-	7,952
Prepaid expenses and other current assets	16,267	15,971

Total current assets	719,074	668,799

Property, plant and equipment, net (note 6)	335,129	310,580
Goodwill (note 7)	235,663	206,778
Other intangibles (note 8)	48,853	46,575
Deferred income taxes	14,781	9,206
Other assets	7,282	10,104
Investment securities (note 3)	5,000	-

Total non current assets	646,708	583,243

Total assets	$1,365,782	$1,252,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$35,296	$53,039
Accrued expenses	64,406	98,324
Deferred revenue	24,799	18,865
Income taxes payable	858	3,410
Deferred income taxes	511	415
Current portion of long-term debt (note 9)	16,237	28,350

Total current liabilities	142,107	202,403

Non current liabilities
Deferred income taxes	18,109	18,297
Deferred revenue	16,176	12,472
Income taxes payable	4,121	-
Long-term debt (note 9)	115,972	87,648

Total non current liabilities	154,378	118,417

Total liabilities	296,485	320,820

Commitments and contingencies (notes 12 and 13)	-	-

Stockholders’ equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-

Common stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 77,168,123 at March 31, 2008 and 77,617,450 at June 30, 2007 (excluding 3,492,518 and 2,304,918 shares held as treasury stock, respectively)	309	311
Additional paid-in capital	457,458	421,701
Retained earnings	518,709	436,954
Treasury stock, at cost	(91,313)	(43,497)
Accumulated other comprehensive income (note 5)	184,134	115,753

Total stockholders’ equity	1,069,297	931,222

Total liabilities and stockholders’ equity	$1,365,782	$1,252,042

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Net revenues	$211,827	$182,990	$600,246	$525,023
Cost of sales (A)	85,269	69,058	240,580	198,037
Voluntary product recall expenses (note 13)	-	59,700	-	59,700

Gross profit	126,558	54,232	359,666	267,286

Operating expenses:
Selling, general and administrative (A)	70,118	61,335	200,644	172,115
Research and development (A)	15,003	13,059	42,935	35,942
Donation to Foundation	2,000	-	2,000	-
Amortization of acquired intangible assets	1,987	1,730	5,725	5,114
Restructuring expenses (note 10)	62	-	2,378	-

Total operating expenses	89,170	76,124	253,682	213,171

Income/(loss) from operations	37,388	(21,892)	105,984	54,115

Other income (expense), net:
Interest income (expense), net	2,268	1,608	6,937	4,592
Other, net (note 16)	3,907	(669)	3,301	(1,176)

Total other income (expense), net	6,175	939	10,238	3,416

Income/(loss) before income taxes	43,563	(20,953)	116,222	57,531
Income taxes	(13,879)	5,588	(35,553)	(18,902)

Net income/(loss)	$29,684	($15,365)	$80,669	$38,629

Basic earnings/(loss) per share	$0.38	($0.20)	$1.04	$0.51
Diluted earnings/(loss) per share (note 2-j)	$0.38	($0.20)	$1.02	$0.49

Basic shares outstanding (000’s)	77,516	77,035	77,510	76,428
Diluted shares outstanding (000’s)	78,605	77,035	78,715	78,198

(A) Includes stock-based compensation costs as follows:
Cost of sales	$249	$299	$750	$890
Selling, general and administrative	4,802	3,936	13,164	10,593
Research and development	542	496	1,498	1,487

Total stock-based compensation costs	$5,593	$4,731	$15,412	$12,970

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Nine Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$80,669	$38,629

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,812	34,846
Stock-based compensation costs	15,412	12,970
Amortization of deferred borrowing costs	122	158
Write-down of cost-method investments	3,250	-
Provision for product warranties	1,801	1,181
Voluntary product recall expenses	-	59,700
Foreign currency options revaluation	(851)	(751)
Tax benefit from stock option exercises	(3,327)	(11,290)

Changes in operating assets and liabilities; net of effect of acquisitions:
Accounts receivable, net	(2,119)	(11,586)
Inventories, net	1,064	(33,247)
Prepaid expenses, net deferred income taxes and other current assets	(2,230)	(32,280)
Accounts payable, accrued expenses and other liabilities	(55,619)	5,670

Net cash provided by operating activities	80,984	64,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(57,585)	(60,127)
Proceeds from disposals of property, plant and equipment	24,711	-
Capitalized interest	(852)	(351)
Patent registration costs	(4,358)	(2,700)
Purchases of foreign currency options	(1,064)	(1,063)
Proceeds from exercise of foreign currency options	2,049	-
Cash paid for business acquisitions, net of cash acquired of $Nil in 2008 and $Nil in 2007	(855)	(1,912)
Purchases of investment securities	(6,500)	(21,950)
Proceeds from sale or maturity of investment securities	21,450	2,000

Net cash used in investing activities	(23,004)	(86,103)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	16,894	32,678
Purchases of treasury stock	(47,805)	-
Tax benefit from stock option exercises	3,327	11,290
Proceeds from borrowings, net of borrowing costs	20,000	9,589
Repayment of borrowings	(18,108)	(20,000)

Net cash (used in)/provided by financing activities	(25,692)	33,557

Effect of exchange rate changes on cash	17,414	9,108

Net increase in cash and cash equivalents	49,702	20,562
Cash and cash equivalents at beginning of period	257,792	219,544

Cash and cash equivalents at end of period	$307,494	$240,106

Supplemental disclosure of cash flow information:
Income taxes paid	$31,321	$48,914
Interest paid	$5,013	4,482

Fair value of assets acquired in acquisitions	$-	$-
Liabilities assumed	-	-
Goodwill on acquisition	856	1,588
Net acquisition costs accrued	-	324

Cash paid for acquisitions, including acquisition costs	$856	$1,912

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

ResMed Inc. is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Unless otherwise stated in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our” and “the Company” refer to ResMed Inc. and its subsidiaries, on a consolidated basis. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, France and the United States. Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia and Sweden.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

The condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 and the nine months ended March 31, 2008 and 2007 are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2007.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from management’s estimates.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three months and nine months ended March 31, 2008, we capitalized $0.3 million and $0.9 million, respectively, of interest relating to such construction costs. During the three months and nine months ended March 31, 2007, we capitalized interest of $nil and $0.4 million, respectively.

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

The weighted average shares used to calculate basic earnings per share were 77,516,000 and 77,035,000 for the three months ended March 31, 2008 and 2007, respectively, and were 77,510,000 and 76,428,000 for the nine months ended March 31, 2008 and 2007, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,089,000 and Nil for the three months ended March 31, 2008 and 2007, respectively, and 1,205,000 and 1,770,000 for the nine months ended March 31, 2008 and 2007, respectively.

Stock options of 6,080,000 and 8,575,000 for the three months ended March 31, 2008 and 2007, respectively, and stock options of 4,601,000 and 2,920,000 for the nine months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three months and nine months ended March 31, 2008 and 2007 are calculated as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator:
Net (loss) income, used in calculating diluted earnings per share	$29,684	$(15,365)	$80,669	$38,629
Denominator:
Basic weighted average common shares outstanding	77,516	77,035	77,510	76,428
Effect of dilutive securities:
Stock options	1,089	-	1,205	1,770
Diluted weighted average shares	78,605	77,035	78,715	78,198
Basic (loss) earnings per share	$0.38	$(0.20)	$1.04	$0.51
Diluted (loss) earnings per share	$0.38	$(0.20)	$1.02	$0.49

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(k)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, investment securities, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. Foreign currency option contracts are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

All movements in the fair value of the foreign currency derivatives are recorded within other income, net in our condensed consolidated statements of income.

We are exposed to credit-related losses in the event of non performance by counter parties to financial instruments. The credit exposure of foreign exchange options at March 31, 2008 and June 30, 2007 was $4.7 million and $3.8 million, respectively, which represents the positive fair value of options held by us and are included in other assets on the condensed consolidated balance sheets.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(l)	Foreign Exchange Risk Management (continued)

We held foreign currency option contracts with notional amounts totaling $191.4 million and $139.3 million at March 31, 2008 and June 30, 2007, respectively, to hedge foreign currency items. These contracts mature at various dates prior to December 2009.

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

(n)	Investment Securities

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

The investments in debt securities are classified on the accompanying condensed consolidated balance sheet as investment securities. These investments are diversified among high-credit quality securities in accordance with our investment policy.

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. The liability for warranty costs is included in accrued expenses in our condensed consolidated balance sheets.

Changes in the liability for product warranty for the nine months ended March 31, 2008 are as follows (in thousands):

Balance at July 1, 2007	$7,040

Warranty accruals for the nine months ended March 31, 2008	1,801

Warranty costs incurred for the nine months ended March 31, 2008	(1,953)

Foreign currency translation adjustments	1,105

Balance at March 31, 2008	$7,993

PART I - FINANCIAL INFORMATION	Item 1

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

The aggregate carrying amount of our cost-method investments at March 31, 2008 and June 30, 2007, was $1.4 million and $4.6 million, respectively. We review the carrying value of these investments at each balance sheet date and at March 31, 2008 we recognized $3.2 million of impairment losses related to our cost-method investments based on the determination that the impairment was other-than temporary. Of the amount written down, $2.8 million was in relation to an investment in a publicly traded company. The duration of the impairment in this company had exceeded 24 months and during its most recent published results the company recognized a significant impairment write-down in its goodwill. The remaining $0.4 million of the recognized impairment was in respect to an investment in a private company which ceased operations during the quarter ended March 31, 2008. The expense associated with these impairments has been included in the other income (expense) line within the consolidated statements of income. We have determined, subsequent to the impairment charge, that the fair value of our remaining investments exceed their carrying values.

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

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Stock options:
Weighted average grant date fair value	$10.99 - 13.96	$15.53	$10.99 - 13.96	$14.53
Weighted average risk-free interest rate	2.6 - 3.1%	4.5 - 4.8%	2.6 - 4.6%	4.5 - 4.8%
Expected option life in years	4.12 - 4.83	4.0 - 4.7	4.03 - 4.83	4.0 - 5.2
Expected volatility	27 - 28%	26%	27 - 28%	26 - 27%
ESPP purchase rights:
Weighted average risk-free interest rate	3.9%	5.1%	3.9 - 5.0%	4.9 - 5.1%
Expected option life	6 months	6 months	6 months	6 months
Expected volatility	23%	32%	23 - 30%	32%

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

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(3)	Investment Securities

The estimated fair value of investment securities as of March 31, 2008 and June 30, 2007 are $5.0 million and $20.0 million, respectively. These investments are diversified among high credit quality investment grade securities in accordance with our investment policy. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

At March 31, 2008, our investment securities were held in Aaa rated auction securities with various maturities between July 2039 and November 2047. These investments had regular roll-over or auction dates at which time the interest rates were re-set or the investments were redeemed for cash. During the three months ended March 31, 2008, we experienced failed auctions with respect to these investments. We continue to earn interest on these investments in accordance with the contract until the next auction occurs. In the event we need to access funds invested in these auction rate securities, we may not be able to liquidate these securities at the fair value recorded on March 31, 2008 until a future auction of these securities is successful or a buyer is found outside of the auction process. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course. We believe the current lack of liquidity of these investments is temporary and therefore have not recorded any impairment. However, due to the current market liquidity conditions and given our intention to hold these investments until there is an overall improvement in global credit markets we have reclassified these securities from current to non-current assets.

(4)	Inventories

Inventories were comprised of the following at March 31, 2008 and June 30, 2007 (in thousands):

	March 31, 2008	June 30, 2007
Raw materials	$62,030	$68,911
Work in progress	2,134	1,965
Finished goods	105,324	86,328
	$169,488	$157,204

(5)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net (loss) income	$29,684	$(15,365)	$80,669	$38,629
Foreign currency translation gains	39,074	13,364	68,381	38,886
Comprehensive (loss) income	$68,758	$(2,001)	$149,050	$77,515

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of March 31, 2008 and June 30, 2007 (in thousands):

	March 31, 2008	June 30, 2007
Machinery and equipment	$76,039	$66,093
Computer equipment	85,014	73,114
Furniture and fixtures	33,419	27,865
Vehicles	3,498	2,985
Clinical, demonstration and rental equipment	62,228	52,128
Leasehold improvements	22,314	17,635
Land	61,669	61,503
Buildings	160,730	152,691
Construction in Progress	24,808	11,125
	529,719	465,139
Accumulated depreciation and amortization	(194,590)	(154,559)
	$335,129	$310,580

On March 24, 2008, we completed the sale and leaseback of our real property in Poway, California, where our principal executive offices and one of our U.S. distribution facilities are located. The net consideration for the sale of this property was $24.7 million in cash and on completion of the sale and leaseback we recognized a gain on sale of $5.9 million. As we have relinquished the right to substantially all of the remaining use of the property we recognized the entire gain on sale of the property during the three months ended March 31, 2008. The gain associated with this sale has been included in other income (expense) within the consolidated statements of income. We will lease back the property for a period ending June 30, 2009, and will retain an option to extend the lease term for an additional three months.

(7)	Goodwill

Changes in the carrying amount of goodwill for the nine months ended March 31, 2008 were as follows (in thousands):

Balance at July 1, 2007	$206,778

Earn-out relating to PolarMed (see note 15)	856

Foreign currency translation adjustments	28,029

Balance at March 31, 2008	$235,663

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(8)	Other Intangible Assets

Other intangible assets are comprised of the following as of March 31, 2008 and June 30, 2007 (in thousands):

	March 31, 2008	June 30, 2007
Developed/core product technology	$38,632	$33,187
Accumulated amortization	(15,812)	(10,028)
Developed/core product technology, net of accumulated amortization	22,820	23,159
Trade names	2,050	1,761
Accumulated amortization	(839)	(531)
Trade names, net of accumulated amortization	1,211	1,230
Customer relationships	20,542	17,685
Accumulated amortization	(7,304)	(4,629)
Customer relationships, net of accumulated amortization	13,238	13,056
Patents	29,021	22,683
Accumulated amortization	(17,437)	(13,553)
Patents, net of accumulated amortization	11,584	9,130
Other intangibles, net of accumulated amortization	$48,853	$46,575

Intangible assets consist of patents, customer relationships, trade names and developed/core product technology and are amortized over the estimated useful life of the assets, generally between five and nine years. There are no expected residual values related to these intangible assets.

(9)	Long-Term Debt

Long-term debt at March 31, 2008 and June 30, 2007 consists of the following (in thousands):

	March 31, 2008	June 30, 2007
Long-term loans	$16,146	$28,272
Capital lease	91	78
Current portion of long-term debt	$16,237	$28,350
Long-term loans	$115,474	$87,162
Capital lease	498	486
Non current portion of long-term debt	$115,972	$87,648

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Long-Term Debt

Revolving Facility

On March 13, 2006, our wholly owned subsidiaries ResMed Corp., ResMed Motor Technologies Inc. (formerly known as Servo Magnetics Inc.) and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $65 million. Payment of principal must be made to reduce the total outstanding principal to $55 million on March 1, 2009 and the entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At March 31, 2008 there was $20 million outstanding under this loan.

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

The entire principal amount of the revolving loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related document or a 35% or more change in control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc. or ResMed EAP Holdings Inc. At March 31, 2008, we were in compliance with our debt covenants.

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

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a syndicated facility agreement dated May 16, 2005, between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SAS. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At March 31, 2008, the Tranche A facility loan had an amount outstanding of EUR 44.5 million, equivalent to approximately U.S. dollars (“USD”) 70.2 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At March 31, 2008, the Tranche B facility loan had an amount outstanding of GBP 3.0 million, equivalent to approximately USD 5.9 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount must be repaid in full by June 8, 2009. At March 31, 2008, the Tranche C facility loan had an amount outstanding of EUR 20.0 million, equivalent to approximately USD 31.5 million.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Long-Term Debt, Continued

The loan is secured by a pledge of one hundred percent of the shares of ResMed Inc.’s subsidiary, Saime SAS, pursuant to a pledge agreement. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Limited maintains certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the loan and any accrued, but unpaid, interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement. Events of default include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Limited and its subsidiaries, and if ResMed Inc. ceases to control ResMed Limited, ResMed Corp., ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited, Take Air Medical Handels-GmbH or Saime SAS.

The obligations of ResMed Limited under the loan are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At March 31, 2008, we were in compliance with our debt covenants.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million Sterling. At March 31, 2008, the working capital agreement had an amount outstanding of GBP 2.0 million, equivalent to approximately USD 4.0 million.

Capital Lease

As part of the acquisition of Saime SAS, we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

Details of contractual debt maturities at March 31, 2008 are as follows (in thousands):

		Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$131,620	$16,146	$46,162	$19,710	$43,652	$5,950	$—

Capital leases	589	91	91	91	91	91	134
Total	$132,209	$16,237	$46,253	$19,801	$43,743	$6,041	$134

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Restructuring Expenses

Restructuring expenses incurred during the three and nine months ended March 31, 2008 were $62,000 ($49,000 net of tax) and $2.4 million ($1.9 million net of tax). Restructuring expenses consisted predominantly of expenses associated with the Company’s decision to streamline European management including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands. This mainly comprises employee termination costs, leasehold improvement write-downs and property lease exit costs. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

Following is a summary of the restructuring liabilities related to the restructure of our European operations during the nine months ended March 31, 2008 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at July 1, 2007	$-	$-	$-
Restructuring expenses	976	1,402	$2,378
Cash payments and asset write-downs	(793)	(1,328)	(2,121)
Foreign currency translation	9	67	76
Balance at March 31, 2008	$192	$141	$333

(11)	Stockholders’ Equity

Stock Options. We have granted stock options to personnel, including officers and directors, in accordance with the 2006 Plan. These options have expiration dates of seven years from the date of grant and vest over four years. We have granted these options with an exercise price equal to the market value as determined at the date of grant.

The maximum number of shares of our common stock authorized for issuance under the 2006 Plan is 7,800,000 shares. The number of securities remaining available for future issuance under the 2006 Plan at March 31, 2008 is 3,218,000. The number of shares of our common stock available for issuance under the 2006 Plan will be reduced by (i) two and one tenth (2.1) shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2006 Plan to any individual during any calendar year, may not exceed 1,000,000 shares of our common stock.

At March 31, 2008, there was $55.5 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.9 years. The aggregate intrinsic value of the options outstanding and the options exercisable at March 31, 2008 was $187.5 million and $103.9 million, respectively. The aggregate intrinsic value of the options exercised during the three months and nine months ended March 31, 2008, was $2.5 million and $9.5 million, respectively. The total fair value of options that vested during the three and nine months ended March 31, 2008, was $11.1 million and $21.2 million, respectively.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Stockholders’ Equity, Continued

Stock Options (continued). The following table summarizes option activity during the nine months ended March 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at beginning of period	8,406,483	$31.43
Granted	2,440,650	42.34
Exercised	(657,427)	21.28
Forfeited	(274,294)	23.63
Outstanding at end of period	9,915,412	$34.58	6.07
Exercise price range of granted options		$41.43 - $51.31
Options exercisable at end of period	4,968,087	$26.45	5.42

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by our stockholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. On August 21, 2006, the Board of Directors approved a reduction in the number of shares available for grant under the ESPP to 500,000 shares, effective as of November 9, 2006, the date of the shareholder approval of the 2006 Plan. The number of securities remaining available for future issuance under the ESPP at March 31, 2008 is 343,550.

During the nine months ended March 31, 2008, we recognized $1.1 million of stock-based compensation expense associated with the ESPP and issued 77,074 shares at a share price of $35.22.

Common Stock. On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of outstanding common stock. During the three and nine months ended March 31, 2008, we repurchased 0.6 million and 1.2 million shares at a cost of $23.2 million and $47.8 million, respectively. At March 31, 2008, we have repurchased a total of 3.5 million shares at a cost of $91.3 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

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

On December 23, 2002, three former contractors of our subsidiary MAP Medizin-Technologie GmbH initiated proceedings in Munich 1 Regional Court (Proceedings No. 7 O 23286/02), petitioning the Court for a declaration of inventorship with respect to MAP German Patent Applications identified as No. 100 31 079 and 101 92 802.5 and European Patent Application No. EP 01 967 819.7. On March 10, 2005, the Court entered judgment in favor of the plaintiffs, finding that they should be identified as co-inventors in place of certain individual defendants. In April 2005, MAP filed an appeal of that decision. On February 28, 2008, the Court of Appeal granted the appeal, setting aside the Regional Court’s decision, and ruling that plaintiffs should not be identified as co-inventors. Plaintiffs have asked the Federal Supreme Court to review the Court of Appeal’s decision. The Federal Supreme Court has not yet acted on that request. We do not expect the outcome of this litigation to have an adverse material effect on our consolidated financial statements.

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

On April 23, 2007, we initiated a worldwide voluntary recall of approximately 300,000 units of our early production S8 flow generators used for the treatment of obstructive sleep apnea. In S8 devices manufactured between July 2004 and May 15, 2006, there is a remote potential for a short circuit in the power supply connector. We are working with our distribution partners globally to provide a replacement device to patients who have an affected S8 flow generator. The estimated cost of this action is $59.7 million which was recognized as a charge to cost of sales in the consolidated statement of income during the three months ended March 31, 2007. At March 31, 2008 we have a remaining liability of $2.2 million which is accrued in the consolidated balance sheet. These costs represent our best estimate of probable costs based on current available data and take into account factors such as expected return rates for the affected units, unit replacement costs, legal, consulting, logistical and temporary contractor expenses directly associated with the recall.

Should actual product recall costs differ from our estimated costs, material revisions to our estimated product recall accrual may be required. Following is a summary of the liabilities related to the voluntary product recall that were recorded during the nine months ended March 31, 2008 (in thousands):

Total accrued costs
Balance at July 1, 2007	$45,098
Costs incurred	(44,182)
Foreign currency translation	1,244
Balance at March 31, 2008	$2,160

(14)	Income Taxes

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” and subsequently in May 2007 issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of $1.1 million to the July 1, 2007 retained earnings balance. At the adoption date, our gross unrecognized tax benefits totaled $3.5 million of which $0.5 million, if recognized, would affect our effective tax rate. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of the adoption date, we recognized a total liability of $0.6 million for accrued interest and penalties.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(14)	Income Taxes, Continued

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examination for tax years prior to fiscal year 2005, and no longer subject to state income tax examinations for the tax years prior to fiscal year 2003. With few exceptions, including the German tax assessment discussed in Note 12, we are no longer subject to foreign income tax examinations for fiscal years before 2001.

Within the next 12 months, we anticipate a potential decrease of up to $1.0 million in the unrecognized tax benefit relating to the timing of certain amortization deductions due to a statute of limitation expiration. This will not have an impact on the effective tax rate other than the potential reduction in accrued interest as any change will be offset by a similar adjustment to our deferred tax balances. We do not anticipate any other significant changes within the next 12 months.

(15)	Business Acquisitions

As disclosed in our consolidated financial statements and Form 10-K for the year ended June 30, 2006, we acquired 100% of the outstanding stock of PolarMed, the holding company for PolarMed AS and its affiliates, on December 1, 2005, for net cash consideration of $6.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. Of the potential additional future payments included within the purchase agreement, $1.0 million was paid during the quarter ended March 31, 2007 and an additional $0.9 million was paid during the quarter ended March 31, 2008, as a result of the successful achievement of a performance milestone. This increased the total acquisition consideration to $8.7 million and increased the amount recorded as goodwill to $6.3 million.

(16)	Other, net

The components of other, net, were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Gain/(loss) on foreign currency transactions and hedging	$935	$(558)	$(72)	$(1,301)
Impairment of cost-method investments (note 2-q)	(3,250)	-	(3,250)	-
Gain on sale of real property (note 6)	5,917	-	5,917	-
Other	305	(111)	706	125
	$3,907	$(669)	$3,301	$(1,176)

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our annual report on Form 10-K, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and nine months ended March 31, 2008. It should be read together with the detail provided in the individual sections below.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing and other respiratory disorders. Sleep-disordered breathing, or SDB, includes obstructive sleep apnea, or OSA, and other respiratory disorders that occur during sleep. When we were formed in 1989, our primary purpose was to commercialize a treatment for OSA. This treatment, nasal Continuous Positive Airway Pressure, or CPAP, was the first successful noninvasive treatment for OSA. CPAP systems deliver pressurized air, typically through a nasal mask, to prevent collapse of the upper airway during sleep.

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

During the quarter ended March 31, 2008, our net revenue increased by 16% when compared to the quarter ended March 31, 2007. These results were primarily driven by increasing unit sales of our flow generators, masks and accessories including a strong contribution from our new full-face masks. Gross margin was 59.7% for the quarter ended March 31, 2008 compared to 29.6% for the same period in fiscal 2007. Excluding the voluntary product recall expenses incurred during the prior year quarter of $59.7 million, gross margins for the quarter ended March 31, 2007 were 62.3%. Diluted earnings per share for the quarter ended March 31, 2008 increased to $0.38 per share, up from a loss of ($0.20) per share in the quarter ended March 31, 2007. Excluding the net after tax impact of $41.8 million relating to the voluntary product recall expenses, diluted earnings per share for the quarter ended March 31, 2007 would have been $0.34.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended March 31, 2008 to $211.8 million as compared to $183.0 million for the three months ended March 31, 2007, an increase of $28.8 million or 16%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $12.3 million during the three months ended March 31, 2008.

Net revenue in North and South America increased for the quarter ended March 31, 2008 to $99.6 million from $94.6 million for the three months ended March 31, 2007, an increase of $5.0 million or 5%. The revenue growth has been generated by increased public and physician awareness of sleep-disordered breathing together with increasing unit sales of our masks and accessories including a strong contribution from our new full-face masks.

Net revenue in international markets for the quarter ended March 31, 2008 increased to $112.2 million from $88.4 million compared to the quarter ended March 31, 2007, an increase of $23.9 million or 27%. International sales growth in the quarter ended March 31, 2008 predominantly reflects organic growth in the overall sleep-disordered breathing market and the positive impact from movements in international currencies against the U.S. dollar. Recent product releases such as the S8II flow generator and the new full-face masks have also contributed strongly to our sales growth. Excluding the impact of movements in international currencies, international sales grew by 13%.

Revenue from sales of flow generators for the quarter ended March 31, 2008 totaled $105.1 million, an increase of 11% compared to the quarter ended March 31, 2007, with a decrease of 5% in North and South America offset by increases of 23% elsewhere. Revenue from sales of mask systems, motors and other accessories totaled $106.7 million, an increase of 21%, including increases of 13% in North and South America and 33% elsewhere, for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

Revenue from sales of flow generators for the nine months ended March 31, 2008 increased by 11% compared to the nine months ended March 31, 2007; 1% in North and South America and 19% internationally. Revenue from sales of mask systems, motors and other accessories increased by 18%; 11% in North and South America and 30% internationally, for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, and strong sales from our new products.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit increased for the quarter ended March 31, 2008 to $126.6 million from $54.2 million for the quarter ended March 31, 2007, an increase of $72.4 million or 133%. This is primarily due to voluntary product recall expenses incurred in the prior year quarter of $59.7 million. Gross profit as a percentage of net revenue for the quarter ended March 31, 2008 was 59.7%. Excluding the voluntary product recall expenses, gross profit as a percentage of net revenue was 62.3% for the quarter ended March 31, 2007.

Gross profit increased for the nine months ended March 31, 2008 to $359.7 million from $267.3 million for the nine months ended March 31, 2007, an increase of $92.4 million or 35%. Gross profit as a percentage of net revenue for the nine months ended March 31, 2008 was 59.9% compared to 50.9% for the nine months ended March 31, 2007, which included the product recall of $59.7 million. Excluding the voluntary product recall expenses, gross profit as a percentage of net revenue was 62.3% for the nine months ended March 31, 2007.

The lower gross margin for the three and nine months ended March 31, 2008, excluding the voluntary product recall expense, is primarily due to a general reduction in average selling prices which were partly offset by a favorable change in product and geographic mix of sales as our higher margin product sales have increased in our international markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2008 to $70.1 million from $61.3 million for the three months ended March 31, 2007, an increase of $8.8 million or 14%. Stock-based compensation expenses of $4.8 million and $3.9 million have been included within the selling, general and administrative expenses for the three months ended March 31, 2008 and 2007, respectively. Selling, general and administrative expenses, as a percentage of net revenue, were 33% for the three months ended March 31, 2008 compared to 34% for the three months ended March 31, 2007.

Selling, general and administrative expenses increased for the nine months ended March 31, 2008 to $200.6 million from $172.1 million for the nine months ended March 31, 2007, an increase of $28.5 million or 17%. Stock-based compensation expenses of $13.2 million and $10.6 million have been included within the selling, general and administrative expenses for the nine months ended March 31, 2008 and 2007, respectively. Selling, general and administrative expenses, as a percentage of net revenue, were 33% for the nine months ended March 31, 2008 and are consistent with the nine months ended March 31, 2007.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth. The increase in selling, general and administrative expenses was also attributable to the net appreciation of international currencies against the U.S. dollar, which added approximately $5.3 million and $13.0 million, to our expenses for the three months and nine months ended March 31, 2008, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expenses to continue in the range of 32% to 34%, including stock-based compensation expense.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Donations to Foundation

During the three and nine months ended March 31, 2008, we donated $2.0 million to the ResMed Sleep Disordered Breathing Foundation. The Foundation’s overall mission includes the education of both the public and physicians about the inherent dangers of untreated SDB/OSA, particularly as it relates to cerebrovascular and cardiovascular disease. No donations were made during the three and nine months ended March 31, 2007.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2008 to $15.0 million from $13.1 million for the three months ended March 31, 2007, an increase of $1.9 million or 15%. Stock-based compensation expenses of $0.5 million have been included within research and development expenses for both the three months ended March 31, 2008 and 2007. Research and development expenses, as a percentage of net revenue, were 7%, for the three months ended March 31, 2008, which is consistent with the 7% for the three months ended March 31, 2007.

Research and development expenses increased for the nine months ended March 31, 2008 to $42.9 million from $35.9 million for the nine months ended March 31, 2007, an increase of $7.0 million or 19%. Stock-based compensation expenses of $1.5 million have been included within research and development expenses for both the nine months ended March 31, 2008 and 2007. Research and development expenses, as a percentage of net revenue, were 7%, for the nine months ended March 31, 2008, which is consistent with the nine months ended March 31, 2007.

The increase in research and development expenses was primarily due to the net appreciation of international currencies against the U.S. dollar, which added approximately $1.9 million and $5.0 million, to our expenses for both the three months and nine months ended March 31, 2008, respectively, as reported in U.S. dollars. The increase in research and development expenses was also attributable to an increase in the number of research and development personnel, increased charges for consulting fees and an increase in materials and tooling incurred to facilitate development of new products. As a percentage of net revenue, we expect our future research and development expense to continue in the range of 7% to 8%, including stock-based compensation expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended March 31, 2008 totaled $2.0 million and $5.7 million, respectively, as compared to $1.7 million and $5.1 million for the three and nine months ended March 31, 2007, respectively. The increase in amortization expense is mainly attributable to the appreciation of the Euro against the U.S. dollar as the majority of the acquired intangible assets are denominated in Euros.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restructuring Expenses

Restructuring expenses incurred during the three and nine months ended March 31, 2008 were $62,000 and $2.4 million, respectively. Restructuring expenses consisted of expenses associated with our decision to streamline European management, including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

Income Taxes

Our effective income tax rate of approximately 32% for the three months ended March 31, 2008 was higher than our effective income tax rate (benefit) of approximately (27%) for the three months ended March 31, 2007, primarily due to the voluntary product recall expenses recognized during the three months ended March 31, 2007. Excluding the impact of the product recall expenses, the income tax rate is consistent with the three months ended March 31, 2007 of 32%.

Our effective income tax rate of approximately 31% for the nine months ended March 31, 2008 was lower than our effective tax rate of 33% for the nine months ended March 31, 2007. This is again primarily due to the impact of voluntary product recall expense recognized during the nine months ended March 31, 2007. Excluding the impact of voluntary product recall expense the effective income tax rate was consistent with the nine months ended March 31, 2008 of 31%. We also continue to benefit from the relatively low Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate a majority of our taxable income in Australia.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended March 31, 2008 was income of $6.2 million and $10.3 million, compared to $0.9 million and $3.4 million, respectively, for the three and nine months ended March 31, 2007. The increase in other income, net for the three and nine months ended March 31, 2008 was predominantly due to higher interest income on additional cash balances, gains on foreign currency transactions and hedging and the $5.9 million gain on the sale of our Poway property. These impacts were partly offset by the $3.2 million impairment write-down of our at cost-method investments.

Net Income

As a result of the factors above, our net income for the three months ended March 31, 2008 was $29.7 million or $0.38 per diluted share compared to net loss of ($15.4) million or ($0.20) per diluted share for the three months ended March 31, 2007.

As a result of the factors above, our net income for the nine months ended March 31, 2008 was $80.7 million or $1.02 per diluted share compared to net income of $38.6 million or $0.49 per diluted share for the nine months ended March 31, 2007.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 2008 and June 30, 2007, we had cash and cash equivalents of $307.5 million and $257.8 million, respectively. Working capital was $577.0 million and $466.4 million at March 31, 2008 and June 30, 2007, respectively.

Inventories at March 31, 2008 increased by $12.6 million or 8% to $169.5 million compared to March 31, 2007 inventories of $156.9 million. The percentage increase in inventories was lower than the 14% increase in revenues in the nine-month period ended March 31, 2008 compared to the nine month period ended March 31, 2007. The lower inventory growth reflects improved working capital management.

Accounts receivable at March 31, 2008 were $179.9 million, an increase of $26.8 million or 18% over the March 31, 2007 accounts receivable balance of $153.1 million. This increase was higher than the 14% incremental increase in revenues for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007. Accounts receivable days outstanding were 73 days for the quarter ended March 31, 2008, which was consistent with the 73 days for the quarter ended March 31, 2007. Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2008 and June 30, 2007 was 3.1% and 2.7%, respectively. The credit quality of our customers remains consistent with our past experience.

During the nine months ended March 31, 2008, we generated cash of $81.5 million from operations. Capital expenditures for the nine months ended March 31, 2008, and 2007 aggregated $57.6 million and $60.1 million, respectively. The capital expenditures for the nine months ended March 31, 2008 primarily reflected the construction costs related to the extension of our manufacturing facility in Sydney, Australia, construction of our new corporate headquarters in Kearny Mesa, San Diego, computer hardware and software, rental and loan equipment and the purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $335.1 million at March 31, 2008 compared to $310.6 million at June 30, 2007.

On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearny Mesa, San Diego will allow us to develop a new corporate headquarters. We commenced construction of our new corporate headquarters during fiscal 2007 and to date have incurred expenditures of $24.8 million. We estimate additional construction costs of approximately $76.7 million to complete the project. We drew down an additional $5 million during the quarter and to date we have drawn down $20 million from our revolving loan facility to fund the construction. We expect to complete the project in March 2009 and to fund the remaining project costs through a combination of cash on hand and our undrawn revolving loan facility of $45 million.

On March 24, 2008, we completed the sale and leaseback of real property in Poway, California, where our principal executive offices and one of our US distribution facilities are located. The net consideration for the sale of this property was $24.7 million in cash and on completion of the sale and leaseback we recognized a gain on sale of $5.9 million. We will lease back the property for a period ending June 30, 2009, and will retain an option to extend the lease term for an additional three months.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Details of contractual obligations at March 31, 2008 are as follows:

In $000’s	Payments Due by Period
	Total	Mar 31, 2009	Mar 31, 2010	Mar 31, 2011	Mar 31, 2012	Mar 31, 2013	Thereafter
Long-Term Debt	$131,620	$16,146	$46,162	$19,710	$43,652	$5,950	$-
Operating Leases	48,042	13,193	10,309	7,232	4,999	2,594	9,715
Capital Leases	589	91	91	91	91	91	134
Unconditional Purchase Obligations	28,270	26,251	1,149	841	25	4	-
Total Contractual Obligations (A)	$208,521	$55,681	$57,711	$27,874	$48,767	$8,639	$9,849
(A)

The liabilities related to unrecognized tax benefits as disclosed within Note 14 of the financial statements, are not included in the above contractual obligations because the timing cannot be reliably estimated.

Details of other commercial commitments as at March 31, 2008 are as follows:

In $000’s	Amount of Commitment Expiration Per Period
	Total	Mar 31, 2009	Mar 31, 2010	Mar 31, 2011	Mar 31, 2012	Mar 31, 2013	Thereafter
Standby Letters of Credit	$42	$42	$-	$-	$-	$-	$-
Guarantees*	88,999	1,760	1,119	83,966	87	-	2,067
Total Commercial Commitments	$89,041	$1,802	$1,119	$83,966	$87	$-	$2,067
*

The above guarantees relate mainly to guarantees required as part of our debt facilities and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $65 million. Payment of principal must be made to reduce the total outstanding principal to $55 million on March 1, 2009; and the entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). The Loan Agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and that certain of our subsidiaries maintain a minimum EBITDA and liquidity. We are currently in compliance with all of these covenants. At March 31, 2008 there was $20 million outstanding under this loan.

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

Tranche A is a EUR 50 million term loan facility that refinanced all amounts outstanding under a previous syndicated facility agreement dated May 16, 2005 between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SAS). Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At March 31, 2008, the Tranche A facility loan had an amount outstanding of EUR 44.5 million, equivalent to approximately USD 70.2 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At March 31, 2008, the Tranche B facility loan agreement had an amount outstanding of GBP 3.0 million, equivalent to approximately USD 5.9 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount must be repaid in full by June 8, 2009. At March 31, 2008, the Tranche C facility loan had an amount outstanding of EUR 20.0 million, equivalent to approximately USD 31.5 million.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling. At March 31, 2008, the working capital agreement had an amount outstanding of GBP 2.0 million, USD 4.0 million.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations, our $45 million undrawn revolving line of credit with Union Bank of California and our $17.0 million undrawn facilities with HSBC.

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

Common stock

On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of outstanding common stock. During the three and nine months ended March 31, 2008, we repurchased 0.6 million and 1.2 million shares at a cost of $23.2 million and $47.8 million, respectively. At March 31, 2008, we have repurchased a total of 3.5 million shares at a cost of $91.3 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

Critical Accounting Principles and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, goodwill, impaired assets, intangible assets, income taxes and contingencies.

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

(4) Valuation of Deferred Income Taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, the intrinsic value of stock options, our ability to deduct tax loss carry forwards against future taxable income, the effectiveness of our tax planning strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Principles and Estimates, Continued

(9) Income Tax. We have adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) on July 1, 2007. In accordance with FIN 48 we assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). Under the requirements of SFAS No. 141(R), the acquiring entity will be required to recognise all assets and liabilities acquired in a transaction at their acquisition date fair value. SFAS No. 141(R) will also change the accounting treatment for specific transactions such as the recognition of contingent liabilities, the recognition of capitalized in-process research and development, restructuring costs, the treatment of acquisition related transaction costs and changes in the income tax valuation allowances. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after July 1, 2009, with early adoption prohibited. The adoption of this standard will not impact our current financial statements but we are assessing the potential impact that the adoption of this standard will have on our future financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An amendment of ARB No.51” (“SFAS No. 160”). SFAS No. 160 outlines the accounting and reporting requirements for non-controlling interests in consolidated financial statements such as recognizing non-controlling interests as a component of consolidated stockholder’s equity separate from the parent equity and net income attributable to non-controlling interests be identified and shown separately on the face of the consolidated income statement. SFAS No. 160 also revises the accounting for increases and decreases in a parent’s controlling interest. SFAS No. 160 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008, with early adoption prohibited. We do not believe the adoption of this standard will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cashflows. SFAS No. 161 is effective for fiscal years and interim periods within those years, beginning after November 15, 2008. We are assessing the potential impact that the adoption of this standard will have on our financial statements.

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Recently Issued Accounting Pronouncements, continued

In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advanced Payments for Goods or Services received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that non-refundable advance payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. These amounts should be expensed as the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. We do not believe the adoption of this standard will have a material impact on our financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Market Risk, Continued

The table below provides information in U.S. dollar equivalents on our foreign-currency-denominated financial assets at March 31, 2008 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar (AUD)	US Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)	Singapore Dollar (SGD)	New Zealand Dollar (NZD)	Swedish Krona (SEK)	Swiss Franc (CHF)	Sth African Rand (ZAR)	Norwegian Kroner (NOK)
AUD Functional
Currency Entities:
Assets	$-	$78,751	$98,951	$21,971	-	$772	$1,120	$1,273	$4,646	-	$1,917
Liability	-	(24,131)	(109,067)	(6,137)	-	(34)	(279)	(32)	(140)	-	(138)
Net Total	-	54,620	(10,116)	15,834	-	738	841	1,241	4,506	-	1,779
USD Functional
Currency Entities:
Assets	66,317	-	-	-	2,756	-	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-	-	-
Net Total	66,317	-	-	-	2,756	-	-	-	-	-	-
EURO Functional
Currency Entities:
Assets	-	1	-	-	-	-	-	-	-	-	-
Liability	-	(58)	-	(950)	-	-	-	-	(10)	-	-
Net Total	-	(57)	-	(950)	-	-	-	-	(10)	-	-
GBP Functional
Currency Entities:
Assets	-	2,235	14,580	-	-	-	-	-	-	1,346	-
Liability	-	-	(2,401)	-	-	-	-	-	(497)	(8)	(52)
Net Total	-	2,235	12,179	-	-	-	-	-	(497)	1,338	(52)
CHF Functional
Currency Entities:
Assets	-	273	7	11	-	-	-	-	-	-	-
Liability	-	-	(462)	(1)	-	-	-	-	-	-	-
Net Total	-	273	(455)	10	-	-	-	-	-	-	-
NOK Functional
Currency Entities:
Assets	-	-	-	-	-	-	-	-	-	-	-
Liability	-	(70)	(54)	(59)	-	-	-	(110)	-	-	-
Net Total	-	(70)	(54)	(59)	-	-	-	(110)	-	-	-
SEK Functional
Currency Entities:
Assets	-	-	-	-	-	-	-	-	-	-	-
Liability	-	(1,389)	(90)	(103)	-	-	-	-	-	-	(127)
Net Total	-	(1,389)	(90)	(103)	-	-	-	-	-	-	(127)

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at March 31, 2008. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets/(Liabilities)
Foreign Exchange Call Options	FY 2008	FY 2009	FY 2010	Total	Mar 31, 2008	June 30, 2007
Receive AUD/Pay USD
Option amount	$40,500	$106,000	$9,000	$155,500	$4,260	$3,558
Ave. contractual exchange rate	AUD 1 = USD 0.8585	AUD 1 = USD 0.8926	AUD 1 = USD 0.9427	AUD 1 = USD 0.8861
Receive AUD/Pay Euro
Option amount	$2,365	$9,461	$4,730	$16,556	$44	$209
Ave. contractual exchange rate	AUD 1 = Euro 0.6629	AUD 1 = Euro 0.6657	AUD 1 = Euro 0.6685	AUD 1 = Euro 0.6661
Receive AUD/Pay GBP
Option Amount	$1,487	$14,875	$2,975	$19,337	$370	$82
Ave. contractual exchange rate	AUD 1 = GBP 0.4270	AUD 1 = GBP 0.4872	AUD 1 = GBP 0.5120	AUD 1 = GBP 0.4856

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, investment securities and debt.

At March 31, 2008, we maintain cash and cash equivalents containing financial instruments that have original maturities of less than twelve months. These financial instruments principally comprised of bank term deposits and at call accounts that are invested at both variable interest rates and short term fixed interest rates.

At March 31, 2008, we had total long-term debt, including the current portion of those obligations, of $132.2 million. Of this debt, $131.6 million is at variable interest rates and $0.6 million is subject to fixed interest rates.

A hypothetical 10% change in interest rates during the three months ended March 31, 2008, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

PART I - FINANCIAL INFORMATION	Item 4

RESMED INC. AND SUBSIDIARIES

Item 4.	Controls and Procedures

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

As required by Rule 13a-15(b) of the Exchange Act,, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1	Legal Proceedings

Refer to Note 12 to the Condensed Consolidated Financial Statements.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At March 31, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the nine months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Opening balance at July 1, 2007	2,304,918	$18.87	2,304,918	5,695,082
July 2007	Nil	-	-	-
August 2007	Nil	-	-	-
September 2007	412,600	$40.01	412,600	(412,600)
October 2007	121,200	$40.50	121,200	(121,200)
November 2007	78,800	$40.03	78,800	(78,800)
December 2007	Nil	-	-	-
January 2008	Nil	-	-	-
February 2008	202,100	40.91	202,100	(202,100)
March 2008	372,900	40.16	372,900	(372,900)
Closing balance at March 31, 2008	3,492,518	$26.15	3,492,518	4,507,482

(1)	On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of our outstanding common stock. For the nine months ended March 31, 2008 and 2007, we repurchased 1,187,600 and Nil shares at a cost of $23.2 million and $Nil, respectively. Since the inception of the share buyback program, we have repurchased 3,492,518 shares at a cost of $91.3 million.

Item 3	Defaults Upon Senior Securities

None

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

3.1	First Restated Certificate of Incorporation of ResMed Inc. (1)
3.2	Fourth Amended and Restated Bylaws of ResMed Inc. (2)
10.1	Second Amendment to Second Amended and Restated Revolving Loan Agreement dated January 28, 2008 (3)
10.2	Lease Agreement between ResMed Corp. and Poway Danielson, LP (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on December 14, 2007.
(3)	Incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on February 6, 2008.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on March 27, 2008.

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2008

ResMed Inc.

/s/ KIERAN T. GALLAHUE
Kieran T. Gallahue
Chief Executive Officer

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer