Form 10-K
period 2008-06-30
RESMED INC
filed 2008-08-28
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ x ]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (S 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ x ]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]    No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was approximately $3,995,938,000. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.

At August 17, 2008, registrant had 75,564,201 shares of Common Stock, $.004 par value, issued and outstanding. This number excludes 5,498,218 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s 2008 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

Activa, ActiveCell, Adapt SV, Adaptiv, Aerial, Aero-Click, Aero-Fix, ApneaLink, AutoVPAP, AutoScan, AutoSet, , AutoSet Advantage, AutoSet CS, AutoSet Respond, AutoSet Spirit, AutoSet Spirit, AutoSet T, AutoSet Vantage, AutoSet.com, AutoSet-CS.com, AutoView, Boomerang, Bubble Cushion, Bubble Mask, Elisée, Eole, EPR, Escape, Helia, HumidAire, IPAP MAX, IPAP MIN, Kidsta, Magellan, Malibu, MAP, MAX, MEPAL, Meridian, MESAM, minni Max, MinniPAP, Mirage, Mirage Activa, Mirage Mirage Liberty, Mirage Micro, Mirage Quattro, Mirage Swift, Mirage Vista, Protégé, Moritz biLEVEL, Papillon, Poly-MESAM, ResAlarm, ResCap, ResControl, ResLink, ResMed, ResMed Partners, ResScan, ResTraxx, ResView, S6, S7, , S7 Elite, S7 Lightweight, S8, S8 AutoScore, S8 AutoSet Spirit, S8 AutoSet Vantage, S8 Compact, S8 Elite, S8 Escape, S8 Lightweight, S8 Prima, SELFSET, Silent Papillon, Sleep 4a Healthy Life, sleepVantage, Smart Data, SmartStart, Spirit, Spiro+, Sullivan, Swift, Tango, TiControl, Traxx, Ultra Mirage, Vential, VPAP, VPAP Adapt SV, VPAP Auto, VPAP Malibu, VS Easyfit, VS Integra, VS Serena, VS Ultra, Vsync and Vsync with TiControl are our trademarks.

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

We employ approximately 2,700 people and sell our products in over 70 countries through a combination of wholly owned subsidiaries and independent distributors.

Our web site address is www.resmed.com. We make our periodic reports, together with any amendments, available on our web site, free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission.

Corporate History

ResMed Inc., a Delaware corporation, was formed in March 1994 as the ultimate holding company for our Americas, Asia-Pacific and European operating subsidiaries. On June 1, 1995, we completed an initial public offering of common stock and on June 2, 1995 our common stock commenced trading on the NASDAQ National Market. On September 30, 1999 we transferred our principal public listing to the New York Stock Exchange, or NYSE, trading under the ticker symbol RMD. On November 25, 1999, we established a secondary listing of our common stock via Chess Depositary Instruments, or CDI’s, on the Australian Stock Exchange (now known as the Australian Securities Exchange),, or ASX, also under the symbol RMD. Ten CDI’s on the ASX represent one share of our common stock on the NYSE. On July 1, 2002, we converted our ASX listing status from a foreign exempt listing to a full listing.

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

Scientists estimate that one in five adults have some form of obstructive sleep apnea. In the United States alone, this represents approximately 40 million people. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 10% of those with OSA have been diagnosed or treated. Many healthcare professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, snoring, hypertension and irritability are characteristic of OSA.

While OSA has been diagnosed in a broad cross-section of the population, it is predominant among middle-aged men and those who are obese, smoke, consume alcohol in excess or use muscle-relaxing and pain-killing drugs. A strong association has been discovered between OSA and a number of cardiovascular diseases. Recent studies have shown that SDB is present in approximately 80% of patients with drug-resistant hypertension, approximately 72% of patients with type 2 diabetes and approximately 80% of patients with congestive heart failure. In relation to diabetes: recent studies indicate that SDB is independently associated with glucose intolerance and insulin resistance.

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

Continue Product Development and Innovation.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to more effectively treat SDB, increase patient comfort and encourage compliance with prescribed therapy. For example, in 1999 we introduced the Mirage Full Face Mask. This mask contains an inflatable air pocket, which conforms to the patient’s facial contours, creating a more comfortable and better seal. In 2002, we introduced the AutoSet Spirit flow generator, our second-generation autotitrating device that adapts to the patient’s breathing patterns to more effectively treat OSA. In 2003, we introduced the Mirage Activa nasal mask, with active cushion technology to seal automatically mask leaks. In 2004, we introduced the Mirage Swift nasal pillows system, a less obtrusive, lightweight, and flexible alternative to nasal masks. In 2005, we introduced the S8 range of CPAP, a small flow generator with optional integrated humidification. In 2007, we introduced the Mirage Quattro, a full face mask that offers dual-wall cushion with spring air technology which accommodates movement during sleep, and the Mirage Liberty, which combines our nasal pillow technology in a full face mask product with a minimalist design. In 2008, we launched several new patient interfaces including the Mirage Micro, a new generation nasal mask with a microfit dial and the Swift LT which offers a pillow system for additional support and comfort. In 2008, we also launched an updated version of our S8 flow generator and the VPAP Auto, a new bi-level device incorporating our new motor technology including the easy-breathe waveform. We believe that continued product development and innovation are key factors to our ongoing success. Approximately 12% of our employees are devoted to research and development activities. In fiscal year 2008, we invested $60.5 million, or 7% of our revenues, in research and development.

Expand Geographic Presence.    We market our products in over 70 countries to sleep clinics, home healthcare dealers and third party payers. We intend to increase our sales and marketing efforts in our principal markets, as well as expand the depth of our presence in other geographic regions.

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

During fiscal years 2008, 2007 and 2006, we donated $2.0 million, $Nil and $0.8 million, respectively, to the ResMed Foundation in the United States, and the ResMed Foundation in Australia, to further enhance research and awareness of SDB. The contributions to the Foundations reflect ResMed’s commitment to medical research into sleep-disordered breathing, particularly the treatment of obstructive sleep apnea.

Expand into New Clinical Applications.    We continually seek to identify new applications of our technology for significant unmet medical needs. Recent studies have established a clinical association between OSA and both stroke and congestive heart failure, and have recognized SDB as a cause of hypertension or high blood pressure. Research also indicates that SDB is independently associated with glucose intolerance and insulin resistance. We have developed a device for the treatment of

Cheyne-Stokes breathing in patients with congestive heart failure. In addition, we maintain close working relationships with a number of prominent physicians to explore new medical applications for our products and technology. In 2007 we received Food and Drug Administration, or FDA, clearance and launched a new product in the United States for the treatment of respiratory insufficiency due to central sleep apnea, mixed apnea and periodic breathing, called the Adapt SV. The Adapt SV uses a technology known as adaptive servo-ventilation and was first made available to a select group of U.S. key opinion leader sites beginning in the third quarter of fiscal year 2006. Adaptive servo-ventilation, utilizes an advanced algorithm to calculate a patient-specific minute ventilation target and automatically adjusts pressure support to maintain the target. We believe this technology has allowed physicians to successfully treat complex breathing disorders in some patients who had previously tried and failed traditional positive airway pressure therapy.

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

AutoSet systems are based on a proprietary technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA. CPAP and VPAP flow generators accounted for approximately 50%, 52% and 52% of our net revenues in fiscal years 2008, 2007 and 2006, respectively.

With the acquisition of Saime SA in May 2005, we increased our presence in the European homecare ventilation market. The VS and Elisée range of products are sophisticated, yet easy to use for physicians, clinicians and patients. We believe these devices compliment our VPAP III, VPAP Adapt SV and Autoset CS2 for patients who need ventilatory assistance.

CONTINUOUS POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

AutoSet CS*#	Automatic ventilatory assistance device specifically designed to normalize ventilation in congestive heart failure patients with Cheyne Stokes respiration.	December 1998

AutoSet T	Autotitrating device, which continually adjusts CPAP treatment pressure based on airway resistance.	March 1999

AutoSet Spirit	Modular, autotitrating device with advanced compliance monitoring and optional integrated humidifier.	September 2001

Magellan*#	Autotitrating device using airway resistance measurement.	March 2003

AutoSet Respond	Autotitrating device with basic compliance monitoring and optional integrated humidifier.	September 2003

AutoSet CS2*#	Modular, automatic device specifically designed to normalize ventilation in congestive heart failure patients with Cheyne Stokes respiration. The device has an optional integrated humidifier.	August 2004

S8 Autoset II	Premium auto-adjusting device in ResMed’s S8 Series II range, with improved patient therapy comfort. The device has an optional integrated humidifier.	April 2008

* Not cleared for marketing in the United States

# Sold outside United States only

AUTOMATIC POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Max II nCPAP*#	CPAP device with or without integrated humidifier. Features low noise and reduced pressure swings.	April 1997

Mini Max nCPAP*#	CPAP device with integrated and attachable humidifier and low noise levels.	March 2000

ResMed S6 series	Quiet, compact CPAP device with various comfort features.	June 2000

ResMed S7 series	A CPAP device with optional integrated humidifier.	July 2002

ResMed S8 Series	A small CPAP device with optional integrated humidification.	June 2005

C-Series Tango	An entry level CPAP device with optional humidification	March 2007

ResMed S8 Series II	A small CPAP device with enhanced feature set to the orginal S8 Series, with improved patient therapy comfort. The device has an optional integrated humidifier.	April 2008

* Not cleared for marketing in the United States

# Sold outside United States only

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

VPAP II	Bilevel portable device providing different pressure levels for inhalation and exhalation, improved pressure switching and reduced noise output and spontaneous breath triggering.	March 1996

COMFORT	Bilevel device with limited features.	March 1996

VPAP II ST	Bilevel portable device with spontaneous and spontaneous/timed breath triggering modes of operation.	April 1996

VPAP II STA	Bilevel device with alarms.	August 1998

VPAP MAX	Bilevel ventilatory support system for the treatment of adult patients with respiratory insufficiency or respiratory failure.	November 1998

Moritz S#*	Bilevel portable device providing different pressure levels for inhalation and exhalation with integrated humidifier.	October 2001

Moritz ST#*	Bilevel ST device with spontaneous and spontaneous/timed breath triggering modes of operation, and with power failure alarms, system with integrated humidifier.	October 2001

VPAP III	Updated Bilevel portable device encompassing improved pressure synchronization, spontaneous breath triggering and reduced noise.	April 2003

VPAP III ST	Updated Bilevel ST portable device encompassing improved pressure synchronization, spontaneous and spontaneous/timed breath triggering modes of operation and reduced noise.	April 2003

VPAP III STA	An upgraded Bi-level device with alarm features.	August 2004

Adapt SV	The newest and most highly evolved bilevel device which uses adaptive servo-ventilation technology to treat patients with central sleep apnea, mixed apnea and periodic breathing.	March 2006

VPAP Malibu	Auto-adjusting bilevel device utilizing the smooth pressure waveform of the VPAP Adapt SV to achieve ultimate comfort for non-compliant CPAP users.	April 2007

VPAP Auto	Auto-bilevel device on the compact S8 platform , utilizing the easy-breathe waveform and Autoset algorithms.	January 2008

* Not cleared for marketing in the United States

# Sold outside United States only

VENTILATION PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Helia 2*#	Dual mode ventilator that combines volumetric and barometric ventilation modes.	August 1998

Eole 3 XLS*#	Ventilator device providing conventional volumetric ventilation through both controlled and assisted-controlled ventilation with etv functions.	December 1999

VS Serena*#	Bi-level ventilator providing all ventilation modes with two pressure levels.	June 2001

VS Ultra*#	Dual mode ventilator that combines volumetric and barometric ventilation from leakage to valve type with single or double limb circuit.	March 2002

VS Integra*#	Pressure support ventilator that combines pressure modes with leakage or valve ventilators.	March 2002

Elisée 350*#	Ventilator for use in Intensive Care Unit combining all conventional ventilation modes, diagnostic and monitoring functions.	December 2003

Elisée 150*#	Ventilator device that combines volumetric and barometric ventilation modes with single or double limb circuit.	June 2004

Elisée 370*#	Ventilator for use in Intensive Care Unit combining all conventional ventilation modes, diagnostic functions with external monitoring interface for ventilation loops.	September 2004

Elisée 250*#	Ventilator for use in transport and emergency situations.	April 2005

* Not cleared for marketing in the United States

# Sold outside United States only

Mask Systems and Diagnostic Products

Mask systems are one of the most important elements of SDB treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight. Masks, accessories, motors and diagnostic products accounted for approximately 50%, 48% and 48% of our net revenues in fiscal years 2008, 2007 and 2006, respectively.

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Mirage Mask	Proprietary mask design with a contoured nasal cushion that adjusts to patient’s facial contours. Quiet, light and low profile.	August 1997

Ultra Mirage Mask	Advanced version of the Mirage system with reduced noise characteristics and improved forehead bridge.	June 2000

Mirage Full Face Mask Series 2	Mirage-based full-face mask system. Provides an effective method of applying ventilatory assist Noninvasive Positive Pressure Ventilation therapy. Can be used to address mouth- breathing problems in conventional bilevel or CPAP therapy.	October 2001

Papillon Mask*#	Nasal mask with only four major parts, allows simplified handling for patients and distributors.	April 2002

Mirage Vista Mask	Small nasal mask without forehead supports.	November 2002

Ultra Mirage Full Face Mask	Full-face mask incorporating our latest adjustable forehead support technology.	August 2003

Mirage Activa Mask	Nasal mask system utilizing Active Seal technology to mitigate leak and improve patient comfort.	October 2003

Mirage Swift	A light and unobtrusive nasal cannula mask system.	August 2004

Silent Papillon Mask*#	A low noise nasal mask with simplified assembly.	March 2005

Hospital Full Face Mask	Disposable full face mask specifically designed for hospital use.	April 2005

Hospital Nasal Mask	Disposable nasal mask specifically designed for hospital use.	April 2005

Ultra Mirage II	Advanced version of the Ultra Mirage Nasal System with improved comfort and ease of fit through enhanced forehead pads and support.	July 2005

Meridian Nasal Mask	A value line nasal mask that is simple yet comfortable.	February 2006

Mirage Swift II	Improved design to reduce noise and airflow pattern.	April 2007

Mirage Quattro	ResMed’s fourth generation full face mask, delivering an individualized fit for over 95% of users.	April 2007

Mirage Liberty	A full face mask that seals individually at the mouth and nose. With less skin contact and an open field of vision, this unobtrusive mask feels light on the face.	May 2007

Hospital NV Full Face Mask	Non-vented version of hospital Full Face Mask designed for hospital ventilation	October 2007

Micro Mirage	Nasal mask equipped with Mircofit dial for personalized fit	February 2008

Swift LT	Nasal mask offering pillow system for additional support and stability	June 2008

* Not cleared for marketing in the United States

# Sold outside United States only

We market sleep recorders for the diagnosis and titration of SDB in sleep clinics and hospitals. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

DIAGNOSTIC PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Poly-MESAM Portable Diagnostic System*a#	Configurable cardio-respiratory polygraphy system up to 8 channels, includes ECG, thorax and abdomen belts, PLMS sensor.	February 1995

MEPAL Diagnostic System*a#	Polysomnography system designed for use in the sleep laboratory.	February 1999

Embla[a]	Digital sleep recorder that provides comprehensive sleep diagnosis in a sleep laboratory.	October 1999

Embletta[a]	Pocket-size digital recorder that performs ambulatory sleep studies.	November 2000

MEPAL mobil *[a]# Diagnostic System	Ambulatory polysomnography system.	March 2001

ApneaLink (MicroMesam)	A portable Sleep Apnea screening device for use by sleep professionals and primary care physicians.	April 2004

ApneaLink + Oximetry	A portable Sleep Apnea screening device with oximetry measurement	June 2007

* Not cleared for marketing in the United States

# Sold outside United States only

a Not manufactured by ResMed

Accessories and Other Products

To enhance patient comfort, convenience and compliance, we market a variety of other products and accessories. These products include humidifiers, such as the HumidAire, H2i and H3i, which connect directly with the CPAP, VPAP and AutoSet flow generators to humidify and heat the air delivered to the patient. Their use helps prevent the drying of nasal passages that can cause discomfort. Other optional accessories include cold passover humidifiers, carry bags and breathing circuits. To assist those professionals diagnosing or managing the treatment of patients there are data communications and control products such as the ResLink, ResControl, ResControl II, TxControl, ResScan and ResTraxx modules that facilitate the transfer of data and other information to and from the flow generators.

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

In fiscal years 2008, 2007 and 2006 we invested $60.5 million, $50.1 million and $37.2 million, respectively, on research and development.

Sales and Marketing

We currently market our products in over 70 countries using a network of distributors, independent manufacturers’ representatives and our direct sales force. We attempt to tailor our marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies. See Note 16 – Segment Information of the Notes to Financial Statements (Part II, Item 8) for financial information about our geographic areas.

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

We also market our products directly to sleep clinics. Patients who are diagnosed with OSA and prescribed CPAP treatment are typically referred by the diagnosing sleep clinic to a home healthcare dealer to fill the prescription. The home healthcare dealer, in consultation with the referring physician, will assist the patient in selecting the equipment, fit the patient with the appropriate mask and set the flow generator pressure to the prescribed level.

Sales in North and Latin America accounted for 49%, 53% and 52% of our net revenues for fiscal years 2008, 2007 and 2006, respectively.

Europe.    We market our products in most major European countries. We have wholly-owned subsidiaries in Austria, Finland, France, Germany, Spain, Sweden, Norway, Netherlands, Switzerland and the United Kingdom. We use independent distributors to sell our products in other areas of Europe. Distributors are selected in each country based on their knowledge of respiratory medicine and a commitment to SDB therapy. In each country in which we sell our products direct, a local senior manager is responsible for direct national sales. In many countries in Europe, we sell our products to home healthcare dealers who then sell the products to the patients. In Germany, we also operate a home healthcare company, in which we provide products and services directly to patients, and receive reimbursement directly from third party payers.

Sales in Europe accounted for 43%, 39% and 39% of our total net revenues for fiscal years 2008, 2007 and 2006, respectively.

Asia Pacific.    We have wholly–owned subsidiaries in Australia, Hong Kong, Japan, Malaysia, New Zealand, Singapore, China and India. We use a combination of our direct sales force and independent distributors to sell our products in Asia Pacific. Sales in Asia Pacific and the rest of the world accounted for 8%, 8% and 9% of our total net revenues for the fiscal years 2008, 2007 and 2006, respectively.

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

In June 2008, the International Diabetes Federation (IDF) released a statement on SDB and type 2 diabetes. The IDF Taskforce on Epidemiology and Prevention strongly recommended that health professionals working in both type 2 diabetes and SDB adopt clinical practices to ensure that a patient presenting with one condition is considered for the other. Furthermore, the IDF recommended that people with type 2 diabetes should be screened for OSA particularly when they present classical symptoms such as witnessed apneas, heavy snoring or daytime sleepiness and poor workplace performance. We also announced a co-marketing agreement with LifeScan, a Johnson and Johnson company, to increase the level of education and awareness of SDB in the diabetic population. We also announced a co-marketing agreement with LifeScan, a Johnson and Johnson company, to increase the level of education and awareness of SDB in the diabetic population.

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

We also manufacture high-quality electric motors for our flow generator devices at the ResMed Motor Technologies Inc. facility which comprises a 72,000 square feet facility at Chatsworth, California.

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

We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than us. In the United States, our principal market, Philips BV, who recently acquired Respironics Inc., a previous competitor; DeVilbiss, a division of Sunrise Medical Inc.; Nellcor Puritan Bennett, a division of Covidien Ltd.; and Fisher & Paykel Healthcare Corporation Limited are the primary competitors for our products. Our principal European competitors are also Philips, DeVilbiss, and Nellcor Puritan Bennett, as well as regional European manufacturers. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the healthcare industry. In addition, our products compete with surgical procedures and dental appliances designed to treat OSA and other SDB related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

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

Patents and Proprietary Rights and Related Litigation

Through our subsidiaries ResMed Limited, MAP Medizin-Technologie GmbH, ResMed Motor Technologies Inc., and Saime SAS, we own or have licensed rights to 342 issued United States patents (including 143 design patents) and 457 issued foreign patents. In addition, there are 401 pending United States patent applications (including 96 design patent applications), 750 pending foreign patent applications, 851 registered foreign designs and 177 pending foreign designs. Some of these patents, patent applications and designs relate to significant aspects and features of our products. Of our patents, 8 United States patents and 33 foreign patents are due to expire in the next five years, with 2 foreign patent due to expire in 2010, 18 in 2011, 9 in 2012, and 4 in 2013; and 1 United States patent in 2009, 2 United States patents in 2010, 4 United States patents in 2011, and 1 United States patent in 2013. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

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

Employees

As of June 30, 2008, we had approximately 2,700 employees or full time consultants, of which approximately 1,050 persons were employed in warehousing and manufacturing, 350 in research and development and 1,300 in sales, marketing and administration. Of our employees and consultants, approximately, 1,100 were located in Australia, 600 in North and South America, 900 in Europe and 100 in Asia.

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

Any inability to market effectively our products outside the U.S. could impact our profitability.    Approximately half our revenues are generated outside the U.S., in over 70 different countries. Many of these countries have unique regulatory, medical and business environments, which may adversely impact our ability to market our products. If we are unable to market effectively our products outside the U.S., our overall financial performance could decline.

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

If we fail to integrate our recent acquisitions with our operations, our business could suffer.    During the past four fiscal years we have acquired Western Medical Marketing, PolarMed, Pulmomed, Saime, Hoefner and Resprecare. We continue to integrate these acquisitions into our operations. The integration requires significant efforts from each company and we may find it difficult to integrate the operations as personnel may leave and licensees, distributors or suppliers may terminate their arrangements or demand amended terms to these arrangements. Additionally, our management may have their attention diverted while trying to integrate these companies. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of these acquisitions.

We are subject to various risks relating to international activities that could affect our overall profitability.    We manufacture substantially all of our products outside the U.S. and sell a significant portion of our products in non-U.S. markets. Sales outside North and Latin America accounted for approximately 51% and 47% of our net revenues in the years ended June 30, 2008 and 2007, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our U.S. operations, including:

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

Government and private insurance plans may not adequately reimburse patients for our products, which could result in reductions in sales or selling prices for our products.    Our ability to sell our products depends in large part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. These third party payers are increasingly challenging the prices charged for medical products and services and can, without notice, deny coverage for treatments that may include the use of the Company’s products. Therefore, even if a product is approved for marketing, we cannot assure you that reimbursement will be allowed for the product, that the reimbursement amount will be adequate or, that the reimbursement amount, even if initially adequate, will not subsequently be reduced. For example, in some markets, such as Spain, France and Germany, government reimbursement is currently available for purchase or rental of our products but is subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia, there is currently limited or no reimbursement for devices that treat sleep-disordered breathing conditions. Additionally, future legislation or regulation concerning the healthcare industry or third party or governmental coverage and reimbursement, particularly legislation or regulation limiting consumers’ reimbursement rights, may harm our business.

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

Complying with Food and Drug Administration, or FDA, and other regulations is an expensive and time-consuming process, and any failure to comply could have a materially adverse effect on the Company’s business, financial condition, or results of operations.    We are subject to various federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, our products could be subject to recall if the FDA or we determine, for any reason, that our products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results. For example, in April 2007 we announced a worldwide voluntary product recall of approximately 300,000 of our S8 flow generators manufactured between July 2004 and May 2006. We determined that there was a remote potential for a short circuit in the power connector. To date, no significant property damage or patient injury has been reported. The initial estimated cost of this action was $59.7 million, which we recognized as an expense in the year ended June 30, 2007. An additional $3.1 million expense was recognized during the year ended June 30, 2008, reflecting an increase in return rates and consulting charges. We cannot assure you that this will be the total cost for the recall or that the total cost will not significantly exceed our estimates. Moreover, we cannot predict the effect this recall and the negative publicity associated with the recall will have on our reputation among physicians and customers. Our results of operations could be severely impacted if we have failed to accurately estimate the costs of this product recall, if the FDA requires us to expand the scope of our recall or if physicians and customers cease to recommend and purchase our products as a result of this product recall.

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

We are subject to potential product liability claims that may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims.    We are subject to potential product liability claims as a result of the design, manufacture and marketing of medical devices. In April 2007 we announced a worldwide voluntary product recall of approximately 300,000 of our S8 flow generators manufactured between July 2004 and May 2006. We determined that there was a remote potential for a short circuit in the power connector. To date, no significant property damage or patient injury has been reported. However, we would likely be subject to product liability claims should any of these devices malfunction, resulting in injury to a patient or damage to property. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates. In addition, we would have to pay any amount awarded by a court in excess of our policy limits. Our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case, we may have to pay the entire amount of any award. We cannot assure you that our insurance coverage will be adequate or that all claims brought against us will be covered by our insurance. Insurance varies in cost and can be difficult to obtain, and we cannot assure you that we will be able to obtain insurance in the future on terms acceptable to us or at all. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts, which could harm our business.

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

We may not be able to enforce the judgments of U.S. courts against some of our assets or officers and directors.    A substantial portion of our assets are located outside the United States. Additionally, three of our nine directors and three of our seven executive officers reside outside the United States, along with all or a substantial portion of the assets of these persons. As a result, it may not be possible for investors to enforce judgments of U.S. courts relating to any liabilities under U.S. securities laws against our assets, those persons or their assets. In addition, we have been advised by our Australian counsel that some doubt exists as to the ability of investors to pursue claims based on U.S. securities laws against these assets or these persons in Australian courts.

ITEM 1B	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2008 that remain unresolved.

ITEM 2	PROPERTIES

Our principal executive offices and U.S. distribution facilities, consisting of approximately 144,000 square feet, are located in Poway (North San Diego County), California in a building we lease. During the year ended June 30, 2007, we completed the construction of our new research and development and office facilities at our existing site in Norwest, Sydney, Australia, which consists of approximately 69,000 square feet. We own our principal manufacturing facility consisting of a 155,000 square foot complex at this same Norwest site in Sydney, Australia and during the year ended June 30, 2008, we completed an extension to this manufacturing facility. We lease a 72,000 square foot facility for manufacture of electronic motors in Chatsworth, California. On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearney Mesa, San Diego will allow us to develop a new corporate headquarters. We commenced construction of our new corporate headquarters during 2007 and we expect to complete the project in approximately June 2009.

Sales and warehousing facilities are either leased or owned in South Carolina and Oregon, U.S.A.; Abingdon, England; Munich, Germany; Bremen, Germany; Hochstadt, Germany; Lyon, France; Paris, France; Basel, Switzerland; Trollhaettan, Sweden; Vienna, Austria; Helsinki, Finland; Den Haag, Netherlands; Oslo, Norway; Kowloon, Hong Kong; Auckland, New Zealand; Kuala Lumpur, Malaysia and Singapore.

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

In February 2007, the University of Sydney commenced legal action in the Federal Court of Australia against us, claiming breach of a license agreement and infringement of certain intellectual property. The claim has been amended to include an allegation of breach of confidentiality. The university is seeking various types of relief, including an injunction against manufacturing, supplying, offering for sale, selling or exporting certain mask devices, payment of license fees, damages or an account of profits, interest, costs and declaration of a constructive trust over and assignment of certain intellectual property. In October 2007, we filed a defense denying the university's claim, as well as a cross-claim against the university seeking an order for rectification of the contract and alleging the university violated the Australian Trade Practices Act. The matter is ongoing. We do not expect the outcome of this matter to have a material adverse effect on our condensed consolidated financial statements.

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

	2008		2007
	High	Low	High	Low

Quarter One, ended September 30	$45.40	$39.33	$48.40	$38.52
Quarter Two, ended December 31	53.09	39.65	51.08	39.53
Quarter Three, ended March 31	51.31	39.20	54.26	45.18
Quarter Four, ended June 30	45.32	34.19	51.41	41.25

As of August 17, 2008, there were 51 holders of record of our common stock. We have not paid any cash dividends on our common stock since the initial public offering of our common stock and we do not currently intend to pay cash dividends in the foreseeable future. We anticipate that all of our earnings and other cash resources, if any, will be retained for the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.

Purchases of Equity Securities

The following table summarizes purchases by us of our common stock during the fourth fiscal quarter of the fiscal year ending June 30, 2008:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs(1)
April 2008	Nil	-	-	-
May 2008	354,600	$39.35	354,600	354,600
June 2008	1,028,500	$36.67	1,028,500	1,028,500
Total	1,383,100	$37.36	4,875,618	3,200,382

(1) On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of our outstanding common stock. There is no expiration date for the repurchase of these shares. For the years ended June 30, 2008 and 2007, we repurchased 2,570,700 and 50,000 shares at a cost of $99.5 million and $2.1 million, respectively. At June 30, 2008, we have repurchased a total of 4,875,618 shares at a cost of $143.0 million. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2008. The data set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related Notes included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2008, 2007 and 2006 and the balance sheet data as of June 30, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2005 and 2004 and the balance sheet data as of June 30, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

Consolidated Statement of Income Data:	Years Ended June 30
(In thousands, except per share data)	2008	2007	2006	2005	2004
Net revenues	$835,397	$716,332	$606,996	$425,505	$339,338
Cost of sales	338,544	272,140	230,101	150,645	122,602
Product recall expenses	3,103	59,700	-	-	-
Gross profit	493,750	384,492	376,895	274,860	216,736
Selling, general and administrative expenses	278,087	237,326	200,168	135,703	104,706
Research and development expenses	60,524	50,106	37,216	30,014	26,169
Donations to research foundations	2,000	-	760	500	500
In-process research and development charge	-	-	-	5,268	-
Amortization of acquired intangible assets	7,791	6,897	6,327	870	-
Restructuring expenses	2,378	-	1,124	5,152	-
Total operating expenses	350,780	294,329	245,595	177,507	131,375
Income from operations	142,970	90,163	131,300	97,353	85,361
Other income (expenses):
Interest income (expense), net	10,058	6,477	1,320	(808)	(1,683)
Other, net	4,827	1,333	774	81	990
Total other income (expenses)	14,885	7,810	2,094	(727)	(693)
Income before income taxes	157,855	97,973	133,394	96,626	84,668
Income taxes	(47,552)	(31,671)	(45,183)	(31,841)	(27,384)
Net income	$110,303	$66,302	$88,211	$64,785	$57,284
Basic earnings per share	$1.43	$0.86	$1.22	$0.94	$0.85
Diluted earnings per share	$1.40	$0.85	$1.16	$0.91	$0.82
Weighted average:
Basic shares outstanding	77,378	76,709	72,307	68,643	67,389
Diluted shares outstanding	78,712	78,253	77,162	74,942	70,251

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

Consolidated Balance Sheet Data:	As of June 30
(In thousands)	2008	2007	2006	2005	2004
Working capital	$546,647	$466,396	$381,284	$141,659	$222,230
Total assets	1,406,000	1,252,042	1,012,921	774,146	549,151
Long-term debt, less current maturities	93,789	87,648	116,212	58,934	113,250
Total stockholders’ equity	1,081,775	931,222	738,148	474,065	361,499

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Resmed Inc. MD&A is provided as a supplement to, and should be read in conjunction with selected financial data and consolidated financial statements and notes, included herein.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the fiscal year we continued our efforts in building awareness of the consequences of untreated SDB and to grow our business in this underpenetrated market. In our efforts we have raised awareness through a number of market initiatives which highlighted the increasing link between the potential effect SDB can have on cardiovascular diseases and Type 2 diabetes. In conjunction with these direct efforts we also donated $2.0 million to the ResMed Foundation in the United States during fiscal year 2008. The Foundation’s overall mission includes the education of both the public and physicians about the inherent dangers of untreated SDB/OSA, particularly as it relates to cerebrovascular and cardiovascular disease.

We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2008 we invested approximately $60.5 million on research and development activities, which represents 7% of revenue. Since the development of CPAP, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. During fiscal year 2008, we were encouraged by the market response to our new full face mask offerings: the Quattro and Liberty; our new nasal pillows mask, the Swift LT; and our next generation nasal mask; the Mirage Micro. We also launched the flow generator S8 II and a new bilevel device, the VPAP Auto. These new offerings will enable us to capitalize on continuing developments in patient needs whilst also positioning us for future growth.

During the year, our industry has seen some significant market developments. Major cardiac associations have begun advocating screening and treating cardiac patients for SDB whilst the International Diabetes Foundation (“IDF”) has issued a consensus statement recommending the screening of type 2 diabetes patients suspected of sleep apnea. In the U.S. Medicare approved reimbursement of home sleep testing to diagnose patients with obstructive sleep apnea. This ruling will offer patients the option to be assessed through a facility-based test in a lab or through a portable diagnostic test performed in the patient’s home. We believe this will increase the diagnostic capacity in the U.S. industry allowing greater access for patients. Several U.S large private insurers have followed suit, and the industry is now well positioned for the next wave of patients seeking diagnosis and treatment.

We reported record financial results in fiscal year 2008, with an increase in net revenue of 17% to $835.4 million compared to fiscal year 2007. Gross profit increased for the year ended June 30, 2008 to $493.8 million from $384.5 million for the year ended June 30, 2007, an increase of $109.3 million or 28%. The increase in gross margin is primarily due to $59.7 million of voluntary product recall expenses that we recognized during the year ended June 30 2007. During the year ended June 30, 2008 we also recognized an additional charge of $3.1 million in relation to the product recall announced in the prior year. Our net income for the year ended June 30, 2008 was $110.3 million or $1.40 per diluted share compared to net income of $66.3 million or $0.85 per diluted share for the year ended June 30, 2007. Excluding the impact of the voluntary product recall expenses, diluted earnings per share for the year ended June 30, 2008 was $1.43, an increase of 4% over the year ended June 30, 2007 of $1.38.

Total operating cash flow for fiscal year 2008 was $137.8 million, which represents a 51% increase from the year ended June 30, 2007. At June 30, 2008, our cash and cash equivalents totaled $321.1 million. Our total assets increased by 12% to $1.4 billion and our shareholders’ equity was up 16% to $1.1 billion. During fiscal year 2008, we repurchased 2,570,700 shares at a cost of $99.5 million as part of our approved share buy-back program.

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Net Revenues.    Net revenue increased for the year ended June 30, 2008 to $835.4 million from $716.3 million for the year ended June 30, 2007, an increase of $119.1 million or 17%. The increase in net revenue was attributable to an increase in unit sales of our flow generators, masks and accessories and a strong contribution from our new full face masks. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $42.7 million for the year ended June 30, 2008. Excluding the impact of favorable foreign currency movements, sales for the year ended June 30, 2008 increased by 11% compared to the year ended June 30, 2007.

Net revenue in North and Latin America increased for the year ended June 30, 2008 to $409.6 million from $376.7 million for the year ended June 30, 2007, an increase of $32.9 million or 9%. This growth has been generated by increased public and physician awareness of sleep-disordered breathing and growth generated from our recent product releases including the S8II flow generator, Swift LT nasal pillows mask and Mirage Quattro full-face mask.

Net revenue in markets outside North and Latin America increased for the year ended June 30, 2008 to $425.8 million from $339.6 million for the year ended June 30, 2007, an increase of 25%. This sales growth outside North and Latin America predominantly reflects growth in the overall sleep-disordered breathing market, growth generated from our recent product releases including the S8II flow generator and Mirage Quattro full-face mask and the positive impact from movements of international currencies against the U.S. dollar. Excluding the positive impact from movements of international currencies, international sales grew by 13%.

Sales of flow generators for the year ended June 30, 2008 totaled $418.5 million, an increase of 13% compared to the year ended June 30, 2007, including increases of 3% in North and Latin America and 20% elsewhere. Sales of mask systems, motors and other accessories totaled $416.9 million, an increase of 21%, including increases of 13% in North and Latin America and 35% elsewhere, for the year ended June 30, 2008, compared to the year ended June 30, 2007. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

Gross Profit.    Gross profit increased for the year ended June 30, 2008 to $493.8 million from $384.5 million for the year ended June 30, 2007, an increase of $109.3 million or 28%. Gross profit as a percentage of net revenue increased for the year ended June 30, 2008 to 59% from 54% for the year ended June 30, 2007. The increase in gross margin is primarily due to $59.7 million of voluntary product recall expenses that we recognized during the year ended June 30 2007. During the year ended June 30, 2008 we also recognized an additional charge of $3.1 million in relation to the product recall announced in 2007 due to higher than original estimated return rates and consulting charges. Excluding voluntary product recall expenses, gross profit as a percentage of revenue was 59% for the year ended June 30, 2008, which is lower than the year ended June 30, 2007 of 62%. The lower gross margin (excluding the voluntary product recall expense) is primarily due to a general reduction in average selling prices, appreciation of the Australian dollar against the U.S. dollar, partially offset by manufacturing and supply chain improvements.

Voluntary Product Recall Expenses.    On April 23, 2007, we initiated a worldwide voluntary product recall of approximately 300,000 units of our early production S8 flow generators. In these particular units, which were manufactured between July 2004 and May 15, 2006, there was what we considered to be a remote potential for a short circuit in the power supply connector. The initial estimated cost of this recall action was $59.7 million which was recognized as a charge to cost of sales in the condensed consolidated statement of income during the year ended June 30, 2007. During the year ended June 30, 2008 we recognized an additional charge of $3.1 million due to higher than original estimated return rates and consulting charges. At June 30, 2008 the recall accrual was $1.0 million.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2008 to $278.1 million from $237.3 million for the year ended June 30, 2007, an increase of $40.8 million or 17%. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2008 was 33% and is consistent with the year ended June 30, 2007.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth, continued infrastructure investment, particularly in our European businesses, stock-based compensation costs and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also attributable to net appreciation of international currencies against the U.S. dollar, which added approximately $18.8 million to our expenses for the year ended June 30, 2008, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to continue in the historical range of 32% to 34%.

Research and Development Expenses.    Research and development expenses increased for the year ended June 30, 2008 to $60.5 million from $50.1 million for the year ended June 30, 2007, an increase of $10.4 million or 21%. As a percentage of net revenue, research and development expenses were 7% for the year ended June 30, 2008 and are consistent with the year ended June 30, 2007.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, increased charges for consulting fees and an increase in technical assessments incurred to facilitate development of new products. The increase in research and development expenses was also attributable to the net appreciation of international currencies against the U.S. dollar, which added approximately $7.1 million to our expenses for the year ended June 30, 2007, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue at approximately 7%.

Donations to Foundations.    In the years ended June 30, 2008 and 2007, we donated $2.0 million and $Nil, respectively, to the ResMed Foundation in the United States. The Foundations’ overall mission includes the education of both the public and physicians about the inherent dangers of untreated SDB/OSA, particularly as it relates to cerebrovascular and cardiovascular disease.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2008 totaled $7.8 million compared to $6.9 million for the year ended June 30, 2007. The increase in amortization expense is attributable to the appreciation of the Euro against the U.S. dollar as the majority of the acquired intangible assets are denominated in Euros.

Restructuring Expenses.    Restructuring expenses incurred for the year ended June 30, 2008 were $2.4 million compared to $Nil for the year ended June 30, 2007. Restructuring expenses consisted of expenses associated with our decision to streamline European management, including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands.

The restructuring expenses mainly comprise employee termination costs, leasehold improvement write-downs and property lease exit costs. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

Other Income (Expense), Net.    Other income, net for the year ended June 30, 2008 was $14.9 million, an increase of $7.0 million over the year ended June 30, 2007. This was predominantly due to higher interest income on additional cash balances and a $5.9 million gain on the sale of our Poway property. These impacts were partly offset by a $3.2 million impairment write-down of our at cost-method investments.

Income Taxes.    Our effective income tax rate decreased to approximately 30.1% for the year ended June 30, 2008 from approximately 32.3% for the year ended June 30, 2007. Our effective income tax rate was impacted by the tax benefit associated with the voluntary product recall expense that was recognized during the years ended June 30, 2008 and 2007. Excluding the impact of voluntary product recall expenses, the effective income tax rate was 30.1% and 31.4% for the years ended June 30, 2008 and 2007, respectively. The reduction in the full year effective tax rate is mainly due to factors such as an increase in the concessional R&D tax claim in Australia and a 10% decrease in the German corporate tax rate. We continue to benefit from the Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income.    As a result of the factors above, our net income for the year ended June 30, 2008 was $110.3 million or $1.40 per diluted share compared to net income of $66.3 million or $0.85 per diluted share for the year ended June 30, 2007. The net after tax impact of the voluntary product recall expense of $2.2 million described above resulted in a reduction of diluted earnings per share of $0.03 on an after-tax basis for the year ended June 30, 2008 compared to $41.8 million or $0.53 diluted earnings per share for the year ended June 30, 2007. Excluding the impact of the voluntary product recall expenses, diluted earnings per share for the year ended June 30, 2008 was $1.43, an increase of 4% over the year ended June 30, 2007 of $1.38.

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

Liquidity and Capital Resources

As of June 30, 2008 and June 30, 2007, we had cash and cash equivalents of $321.1 million and $257.8 million, respectively. Working capital was $546.6 million and $466.4 million at June 30, 2008 and June 30, 2007, respectively. The increase in working capital predominantly reflects the growth and profitability of the business during the year.

Inventories at June 30, 2008 increased by $1.0 million or 1% to $158.3 million compared to June 30, 2007 inventories of $157.2 million. The increase in inventories was lower than the increase of 17% in revenues in the year ended June 30, 2008 compared to the year ended June 30, 2007, which reflects an improvement in management of our working capital.

Accounts receivable at June 30, 2008 were $192.2 million, an increase of $24.4 million or 15% over the June 30, 2007 accounts receivable balance of $167.8 million. The increase was lower than the 17% incremental increase in revenues for the year ended June 30, 2008 compared to the year ended June 30, 2007. Accounts receivable days sales outstanding of 72 days at June 30, 2008 decreased by 5 days compared to 77 days at June 30, 2007. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2008 and 2007 was 2.5% and 2.7%, respectively. The credit quality of our customers remains consistent with our past experience.

During the year ended June 30, 2008, we generated cash of $137.8 million from operations. This was higher than the cash generated from operations for the year ended June 30, 2007 of $91.1 million and was primarily the result of the increase in net income and improved working capital management. During fiscal years 2008 and 2007, we repurchased 2,570,700 and 50,000 shares at a cost of $99.5 million and $2.1 million, respectively.

Capital expenditures for the years ended June 30, 2008 and 2007 aggregated $75.8 million and $77.6 million, respectively. The capital expenditures for the year ended June 30, 2008 primarily reflected construction costs related to the extension of our manufacturing facility in Sydney, Australia, construction of our new corporate headquarters in Kearny Mesa, San Diego, office facilities, computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $357.1 million at June 30, 2008 compared to $310.6 million at June 30, 2007.

On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearny Mesa, San Diego will allow us to develop a new corporate headquarters. We commenced construction of our new corporate headquarters during fiscal 2007 and to date have incurred expenditures of $37.0 million. We estimate additional construction costs of approximately $60 million to complete the project. We drew down an additional $35 million from our revolving loan facility to fund the construction during the year ended June 30, 2008. We expect to complete the project in the final quarter of fiscal 2009 and to fund the remaining project costs through a combination of cash on hand and our undrawn revolving loan facility of $20 million.

On March 24, 2008, we completed the sale and leaseback of real property in Poway, California, where our principal executive offices and one of our US distribution facilities are located. The net consideration for the sale of this property was $24.7 million in cash and on completion of the sale and leaseback we recognized a gain on sale of $5.9 million within other income. We will lease back the property through a period ending June 30, 2009, and will retain an option to extend the lease term for an additional three months.

Details of contractual obligations at June 30, 2008 are as follows:

		Payments Due by Period
In $000’s	Total	2009	2010	2011	2012	2013	Thereafter
Long-Term Debt	$137,089	$43,775	$43,335	$49,979	$-	$-	$-
Operating Leases	47,762	14,044	10,215	7,752	4,368	2,244	9,139
Capital Leases	565	90	90	90	90	90	115
Unconditional Purchase Obligations	74,072	72,078	1,322	649	23	-	-
Total Contractual Cash Obligations	$259,488	$129,987	$54,962	$58,470	$4,481	$2,334	$9,254

Details of other commercial commitments at June 30, 2008 are as follows:

In $000’s	Total Amounts Committed	Amount of Commitment Expiration Per Period
		2009	2010	2011	2012	2013	Thereafter
Standby Letters of Credit	$42	$42	$-	$-	$-	$-	$-
Other commercial commitments	1,801	205	26	38	25	-	1,507
Guarantees*	99,764	1,757	1,145	94,636	175	-	2,051
Total Commercial Commitments	$101,607	$2,004	$1,171	$94,674	$200	$-	$3,558

*The above guarantees mainly relate to security provided as part of our Syndicated Facility Agreement and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $65 million. Payment of principal must be made to reduce the total outstanding principal to $55 million on March 1, 2009; and the entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). The Loan Agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and that certain of our subsidiaries maintain a minimum EBITDA and liquidity. We are currently in compliance with all of these covenants. At June 30, 2008 there was $35 million outstanding pursuant to the Loan Agreement.

On June 8, 2006, our wholly-owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches.

Tranche A is a EUR 50 million term loan facility that refinances all amounts outstanding under a previous syndicated facility agreement dated May 16, 2005 between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly-owned French subsidiary ResMed SA under its agreement to acquire Saime. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries, which we refer to as the ResMed Group, for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At June 30, 2008, the Tranche A facility loan had an amount outstanding of EUR 37.8 million, equivalent to approximately U.S. dollars (“USD”) 59.5 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD, or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At June 30, 2008, the Tranche B facility loan had an amount outstanding of USD 15.0 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At June 30, 2008, the Tranche C facility loan had an amount outstanding of EUR 15.0 million, equivalent to approximately USD 23.6 million.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars for one year, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling for one year. At June 30, 2008 the working capital agreement had an amount outstanding of GBP 2.0 million, equivalent to approximately USD 4.0 million.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations, our $30 million undrawn revolving line of credit with Union Bank of California and our $8.2 million undrawn facilities with HSBC.

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

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

Years ended June 30
	2008	2007	2006
Stock Options:
Weighted average grant date fair value	$12.87	$14.53	$12.75
Weighted average risk-free interest rate	2.6-4.6%	4.3-5.1%	3.9-4.5%
Dividend yield	-	-	-
Expected option life in years	4.0-4.8	4.0-5.2	3.9-5.2
Volatility	27-28%	26-30%	28-30%
ESPP Purchase rights:
Weighted average risk-free interest rate	1.7-5.0%	4.9-5.1%	3.2-4.9%
Dividend yield	-	-	-
Expected option life	6 months	6 months	6 months
Volatility	23-33%	30-41%	29-41%

Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from tradeable options of our stock corresponding to their expected term. We use a combination of the historic and implied volatilities as the additional use of the implied volatilities are more representative of our future stock price trends. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Tax Expense

Our income tax rate is governed by the laws of the regions in which our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal years 2008, 2007 and 2006. During fiscal years 2008, 2007 and 2006, our consolidated effective tax rate has fluctuated between approximately 30% and approximately 34%. These fluctuations have resulted from, and future effective tax rates will depend upon, numerous factors, including the amount of research and development expenditures for which a 125% Australian tax deduction is available, the level of non-deductible expenses, and other tax credits or benefits available to us under applicable tax laws.

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

(7)    Stock-Based Compensation. In accordance with SFAS No. 123(R), we measure the compensation of all stock-based awards at fair value on date of grant. Such value is recognized as compensation expense over the service period, net of estimated forfeitures. We estimate the fair value of employee stock options using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption we use is based upon U.S. Treasury yield curve appropriate for the expected life of the awards. Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from tradeable options of our stock corresponding to the expected term of the options. We use a combination of the historic and implied volatilities as the addition of the implied volatility is more representative of our future stock price trends. In order to determine the estimated period of time that we expect employees to hold their stock options, we have used historical rates by employee groups. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

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

(9)    Income Tax. We have adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on July 1, 2007. In accordance with FIN 48 we assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements

Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 outlines the accounting and reporting requirements for non-controlling interests in consolidated financial statements such as recognizing non-controlling interests as a component of consolidated stockholder’s equity separate from the parent equity and net income attributable to non-controlling interests be identified and shown separately on the face of the consolidated income statement. SFAS No. 160 also revises the accounting for increases and decreases in a parent’s controlling interest. SFAS No. 160 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008, with early adoption prohibited. We do not believe the adoption of this standard will have a material impact on our financial statements.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles (GAAP), such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain or loss from a change in fair value recorded in the income statement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe the adoption of this standard will have a material impact on our financial statements.

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

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at June 30, 2008. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)							Fair Value Assets / (Liabilities)
							As of June 30
	FY 2009		FY 2010		Total		2008	2007
Foreign Exchange Call Options
(Receive AUD$/Pay U.S.$)
Option amount		$109,000		$30,000		$139,000	$4,493	$3,558
Average contractual exchange rate	AUD $	1 = USD 0.8946	AUD $	1 = USD 0.9637	AUD $	1 = USD 0.9087
(Receive AUD$/Pay GBP$)
Option amount		$14,948		$2,990		$17,937	$381	$82
Average contractual exchange rate	AUD $	1 = GBP 0.4872	AUD $	1 = GBP 0.5120	AUD $	1 = GBP 0.4912
(Receive AUD$/Pay Euro)
Option amount		$9,455		$14,182		$23,637	$143	$209
Average contractual exchange rate	AUD $	1 = Euro 0.6657	AUD $	1 = Euro 0.6409	AUD $	1 = Euro 0.6506

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2008 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar (AUD)	US Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)	Singapore Dollar (SGD)	New Zealand Dollar (NZD)	Swedish Krona (SEK)	Swiss Franc (CHF)	Sth African Rand (ZAR)	Norwegian Kroner (NOK)
AUD Functional
Currency Entities:
Assets	$-	$97,330	$102,735	$10,452	-	$985	$1,288	$856	$3,655	-	$1,255
Liability	-	(28,726)	(93,952)	(6,371)	-	(101)	(425)	(8)	(633)	-	(143)
Net Total	-	68,604	8,783	4,081	-	884	863	848	3,022	-	1,112
USD Functional
Currency Entities:
Assets	75,812	-	-	-	3,111	-	-	-	-	-	-

Liability	-	-	-	-	-	-	-	-	-	-	-

Net Total	75,812	-	-	-	3,111	-	-	-	-	-	-
EURO Functional
Currency Entities:
Assets	7,834	1	-	1,198	-	-	-	-	-	-	-

Liability	-	(102)	-	(1,936)	-	-	-	(5)	(9)	-	(1)

Net Total	7,834	(101)	-	(738)	-	-	-	(5)	(9)	-	(1)
GBP Functional
Currency Entities:
Assets	-	537	20,958	-	-	-	-	-	-	1,261	-

Liability	-	-	(9,455)	-	-	-	-	-	-	-	-

Net Total	-	537	11,503	-	-	-	-	-	-	1,261	-
CHF Functional										-
Currency Entities:
Assets	-	256	20	5	-	-	-	-	-	-	-

Liability	-	(3)	(276)	(2)	-	-	-	-	-	-	-

Net Total	-	253	(256)	3	-	-	-	-	-	-	-
CNY Functional
Currency Entities:
Assets	-	233	-	-	-	-	-	-	-	-	-

Liability	-	-	-	-	-	-	-	-	-	-	-

Net Total	-	233	-	-	-	-	-	-	-	-	-
NOK Functional
Currency Entities:
Assets	-	-	-	-	-	-	-	-	-	-	-

Liability	-	(26)	(185)	(82)	-	-	-	(141)	(4)	-	-

Net Total	-	(26)	(185)	(82)	-	-	-	(141)	(4)	-	-
SEK Functional
Currency Entities:
Assets	-	-	-	-	-	-	-	-	-	-	-
Liability	-	(70)	(137)	(77)	-	-	-	-	(3)	-	(286)
Net Total	-	(70)	(137)	(77)	-	-	-	-	(3)	-	(286)
JPY Functional
Currency Entities:
Assets	-	-	-	-	-	-	-	-	-	-	-
Liability	-	(31)	-	-	-	-	-	-	-	-	-
Net Total	-	(31)	-	-	-	-	-	-	-	-	-

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2008, we had total long-term debt, including the current portion of those obligations, of $137.7 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2008, would not have a material impact on pretax income. We have no interest rate hedging agreements.

Credit Market Risk

At June 30, 2008, we held a number of investment securities in Aaa rated auction securities with various maturities between July 2039 and November 2047. These investments had regular roll-over or auction dates at which time the interest rates were re-set or the investments were redeemed for cash. During the year ended June 30, 2008, we experienced failed auctions with respect to these investments due to the current liquidity issues surrounding the domestic and global capital markets. We continue to earn interest on these investments in accordance with the contract until the next auction occurs. In the event we need to access funds invested in these auction rate securities, we may not be able to liquidate these securities at the fair value recorded on June 30, 2008 until a future auction of these securities is successful or a buyer is found outside of the auction process; however, we believe the current lack of liquidity of these investments is temporary due to the current market conditions and our intention to hold these investments until there is an overall improvement in global credit markets. Accordingly we have reclassified these securities from current to non-current assets and recognised a charge of $0.4 million to comprehensive income within shareholder’s equity to reflect the fair market value of these securities at June 30, 2008.

Additionally, based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”

a)	Index to Consolidated Financial Statements

b)	Supplementary Data

Quarterly Financial Information (unaudited)—The quarterly results for the years ended June 30, 2008 and 2007 are summarized below (in thousands, except per share amounts):

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$185,740	$202,679	$211,827	$235,151	$835,397
Gross profit	111,777	121,331	126,558	134,084	493,750
Net income/(loss)	24,125	26,861	29,684	29,633	110,303

Basic earnings per share	$0.31	$0.35	$0.38	$0.38	$1.43
Diluted earnings per share	$0.30	$0.34	$0.38	$0.38	$1.40

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$163,605	$178,428	$182,990	$191,309	$716,332
Gross profit	101,296	111,758	54,232	117,206	384,492
Net income/(loss)	24,999	28,995	(15,365)	27,673	66,302

Basic earnings per share	$0.33	$0.38	($0.20)	$0.36	$0.86
Diluted earnings per share	$0.32	$0.37	($0.20)	$0.35	$0.85

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of ResMed Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on our assessment and those criteria, management has concluded that the Company did maintain effective internal control over financial reporting as of June 30, 2008.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

RESMED INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited ResMed Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ResMed Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ResMed Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008, and our report dated August 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Diego, California
August 27, 2008

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 20, 2008, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2008.

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended June 30, 2008, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

On November 24, 2007 the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 20, 2008, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2008.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 20, 2008, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2008.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 20, 2008, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2008.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 20, 2008, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2008.

PART IV

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedule – The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of Registrant, as amended (15)

3.2	Third Restated By-laws of Registrant (12)

3.3	Fourth Amended and Restated Bylaws of ResMed Inc. (17)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.3	Indenture dated as of June 20, 2001, between ResMed Inc. and American Stock Transfer & Trust Company (5)

4.4	Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC (5)

4.5	Registration Rights Agreement dated May 14, 2002 between ResMed Inc. and Leslie Hoffman (6)

10.1*	1995 Stock Option Plan (1)

10.2*	1997 Equity Participation Plan (3)

10.3	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended (1)

10.5	Loan Agreement between the Australian Trade Commission and ResMed Ltd dated May 3, 1994 (1)

10.6	Lease for 10121 Carroll Canyon Road, San Diego CA 92131-1109, USA (4)

10.7	Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia (5)

10.8*	Employment Agreement dated May 14, 2002, between Servo Magnetics Inc. and Leslie Hoffman (6)

10.9	Agreement for the purchase of Lot 6001, Norwest Business Park, Baulkham Hills, Australia (6)

10.10*	2003 Employee Stock Purchase Plan (7)

10.11	Loan Agreement between ResMed Limited and HSBC Bank Australia Limited (11)

10.12	Securities Sale Agreement Financiere Ace S.A.S. dated as of May 4, 2005 (11)

10.13	First Amended and Restated Loan Agreement, dated as of November 1, 2005, by and among ResMed Corp., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.14	Security Agreement, dated as of November 1, 2005, by and between ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.15	Continuing Guaranty, dated as of November 1, 2005, by and between ResMed Corp. and ResMed EAP Holdings Inc and Union Bank of California, N.A. (8)

10.16	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.17	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.18	Second Amended and Restated Revolving Loan Agreement, dated as of March 13, 2006, among ResMed Corp., Motor Technologies Inc., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (9)

10.19	Syndicated Facility Agreement, dated as of June 8, 2006, by and between ResMed Limited and HSBC Bank Australia Limited (10)

10.20	Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH (10)

10.21	Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (10)

10.22	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed (UK) Limited and HSBC Bank plc (10)

10.23	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed Limited and HSBC Bank Australia Limited (10)

10.24*	ResMed Inc. 2006 Incentive Award Plan (16)

10.25*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan (13)

10.26*	2006 Grant agreement for Board of Directors (13)

10.27*	2006 Grant agreement for Executive Officers (15)

10.28*	2006 Grant agreement for Australian Executive Officers (15)

10.29*	Form of Executive Agreement (14)

10.30	Second Amendment to Second Amended and Restated Revolving Loan Agreement dated January 28, 2008 (18)

10.31	Lease Agreement between ResMed Corp. and Poway Danielson, LP (19)

21.1	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent and Report on Schedule

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

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

(14) Incorporated by reference to the Registrant’s Report on Form 8-K dated July 9, 2007.

(15) Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007

(16) Incorporated by reference to the Registrant’s Report on Form 8-K dated November 9, 2006.

(17) Incorporated by reference to the Registrants’ Report on Form 8-K filed on December 14, 2007

(18) Incorporated by reference to the Registrants’ Report on Form 8-K filed on February 6, 2008.

(19) Incorporated by reference to the Registrants’ Report on Form 8-K filed on March 27, 2008.

RESMED INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ResMed Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 27, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

August 27, 2008

F1

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2008 and 2007

(In thousands, except share and per share data)

	June 30, 2008	June 30, 2007

Assets
Current assets:

Cash and cash equivalents	$321,078	$257,792
Investment securities (note 4)	-	19,950
Accounts receivable, net of allowance for doubtful accounts of $4,935 and $4,704 at June 30, 2008 and 2007, respectively	192,200	167,821
Inventories, net (note 5)	158,251	157,204
Deferred income taxes (note 14)	31,355	42,109
Income taxes receivable	17,115	7,952
Prepaid expenses and other current assets	19,241	15,971

Total current assets	739,240	668,799

Non-current assets:

Property, plant and equipment, net of accumulated depreciation of $208,446 and $154,559 at June 30, 2008 and 2007, respectively (note 7)	357,057	310,580
Goodwill (note 8)	234,647	206,778
Other intangibles (note 8)	46,771	46,575
Deferred income taxes (note 14)	16,162	9,206
Other assets	7,508	10,104
Investment Securities (note 4)	4,615	-

Total non-current assets	666,760	583,243

Total assets	$1,406,000	$1,252,042

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$56,308	$53,039
Accrued expenses (notes 9 and 20)	61,338	98,324
Deferred revenue	26,133	18,865
Income taxes payable	3,799	3,410
Deferred income taxes (note 14)	1,150	415
Current portion of long-term debt (note 10)	43,865	28,350

Total current liabilities	192,593	202,403

Non-current liabilities:
Deferred income taxes (note 14)	18,333	18,297
Deferred revenue	15,673	12,472
Long-term debt (note 10)	93,789	87,648
Income taxes payable	3,837	-

Total non-current liabilities	131,632	118,417

Total liabilities	324,225	320,820

Commitments and contingencies (notes 17, 18 and 19)	-	-

Stockholders’ equity: (note 12)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 75,975,031 at June 30, 2008 and 77,617,450 at June 30, 2007 (excluding 4,875,618 and 2,304,918 shares held as Treasury stock respectively)	304	311
Additional paid-in capital	468,346	421,701
Retained earnings	548,343	436,954
Treasury stock, at cost	(142,987)	(43,497)
Accumulated other comprehensive income (note 6)	207,769	115,753

Total stockholders’ equity	1,081,775	931,222

Total liabilities and stockholders’ equity	$1,406,000	$1,252,042

See accompanying notes to consolidated financial statements.

F2

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2008, 2007 and 2006

(In thousands, except per share data)

	June 30, 2008	June 30, 2007	June 30, 2006
Net revenues	$835,397	$716,332	$606,996
Cost of sales	338,544	272,140	230,101
Voluntary product recall expenses (note 20)	3,103	59,700	-

Gross profit	493,750	384,492	376,895

Operating expenses:
Selling, general and administrative	278,087	237,326	200,168
Research and development	60,524	50,106	37,216
Donations to research foundations	2,000	-	760
Amortization of acquired intangible assets	7,791	6,897	6,327
Restructuring expenses (note 11)	2,378	-	1,124

Total operating expenses	350,780	294,329	245,595

Income from operations	142,970	90,163	131,300

Other income (expenses):
Interest income (expense), net	10,058	6,477	1,320
Other, net (note 13)	4,827	1,333	774

Total other income (expenses), net	14,885	7,810	2,094

Income before income taxes	157,855	97,973	133,394
Income taxes (note 14)	47,552	31,671	45,183

Net income	$110,303	$66,302	$88,211

Basic earnings per share	$1.43	$0.86	$1.22
Diluted earnings per share (note 2-j)	$1.40	$0.85	$1.16
Basic shares outstanding	77,378	76,709	72,307
Diluted shares outstanding	78,712	78,253	77,162

See accompanying notes to consolidated financial statements.

F3

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended June 30, 2008, 2007 and 2006

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	Shares	Amount		Shares	Amount

Balance, June 30, 2005	72,357	$280	$179,865	(2,255)	$(41,405)	$282,441	$52,884	$474,065

Common stock issued on exercise of options (note 12)	1,805	7	30,790					30,797
Common stock issued on employee stock purchase plan (note 12)	126	1	3,755					3,756
Tax benefit from exercise of options			10,107					10,107
Common stock issued on conversion of convertible subordinated notes	3,738	15	113,235					113,250
FAS123(R) stock-based compensation costs			15,712					15,712
Comprehensive income:
Net income						88,211		88,211	$88,211
Other comprehensive income:
Foreign currency translation adjustments							2,250	2,250	2,250

Comprehensive income/(loss)									$90,461

Balance, June 30, 2006	78,026	$303	$353,464	(2,255)	$(41,405)	$370,652	$55,134	$738,148

Common stock issued on exercise of options (note 12)	1,747	7	32,672					32,679
Common stock issued on employee stock purchase plan (note 12)	148	1	5,388					5,389
Treasury stock purchases				(50)	(2,092)			(2,092)
Tax benefit from stock options exercised			12,682					12,682
FAS123(R) stock-based compensation costs			17,495					17,495
Comprehensive income (note 6):
Net income						66,302		66,302	66,302
Other comprehensive income:
Foreign currency translation adjustments							60,619	60,619	60,619

Comprehensive income/(loss)									$126,921

Balance, June 30, 2007	79,921	$311	$421,701	(2,305)	$(43,497)	$436,954	$115,753	$931,222

Common stock issued on exercise of options (note 12)	787	3	16,294					16,297
Common stock issued on employee stock purchase plan (note 12)	143	1	5,546					5,547
Treasury stock purchases		(11)		(2,571)	(99,490)			(99,501)
Tax benefit from exercise of options			4,058					4,058
FAS123(R) stock-based compensation costs			20,747					20,747
Comprehensive income:
Net income						110,303		110,303	110,303
Cumulative adjustment on implementation of FIN 48 (note 14)						1,086		1,086
Other comprehensive income:
Foreign currency translation adjustments							92,401	92,401	92,401
Unrealised temporary impairment on available-for-sale securities							(385)	(385)	(385)

Comprehensive income/(loss)									$202,319

Balance, June 30, 2008	80,851	$304	$468,346	(4,876)	$(142,987)	$548,343	$207,769	$1,081,775

See accompanying notes to consolidated financial statements.

F4

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2008, 2007 and 2006

(In thousands)

	June 30, 2008	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net income	$110,303	$66,302	$88,211
Adjustments to reconcile net income to net cash provided by operating activities:
Voluntary product recall expenses	3,103	59,700	-
Depreciation and amortization	59,320	47,948	40,970
Provision for warranties	(1,125)	1,542	1,890
Deferred income taxes	8,883	(18,900)	(11,915)
Foreign currency options revaluation	(4,029)	(1,091)	3,796
Amortization of deferred borrowing costs	165	193	649
Stock-based compensation costs	20,741	17,505	15,305
Tax benefit from stock options exercised	(3,813)	(12,398)	(9,753)
Gain on sale and leaseback of real property	5,917	-	-
Write-down of cost-method investments	3,250	-	1,156

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(16,083)	(25,612)	(28,287)
Inventories, net	9,605	(30,467)	(25,041)
Prepaid expenses and other current assets	10,642	(12,035)	(2,432)
Accounts payable, accrued expenses, income taxes and other liabilities	(69,043)	(1,581)	24,479

Net cash provided by operating activities	137,836	91,106	99,028

Cash flows from investing activities:
Purchases of property, plant and equipment	(75,779)	(77,556)	(102,749)
Proceeds from disposal of property, plant and equipment	24,711	-	-
Capitalized interest	(1,233)	(412)	(1,100)
Purchases of investment securities	(6,500)	(21,950)	(2,000)
Proceeds from sale of maturing investment securities	21,450	2,000	2,002
Patent registration costs	(5,639)	(3,965)	(3,115)
Proceeds from disposal of business assets and contracts	2,542	-	-
Business acquisitions, net of cash acquired of $Nil ($Nil in 2007 and $262 in 2006)	(856)	(1,912)	(10,526)
Purchases of foreign currency options	(2,049)	(1,622)	(2,386)
Proceeds from exercise of foreign currency options	5,500	-	-

Net cash used in investing activities	(37,853)	(105,417)	(119,874)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	21,627	38,260	34,389
Repayment of assumed borrowings from acquisitions	-	-	(2,195)
Repayment of borrowings	(36,640)	(20,060)	(46,308)
Proceeds from borrowings, net of borrowing costs	44,000	9,590	102,128
Tax benefit from stock option exercises	3,813	12,398	9,753
Purchases of treasury stock	(96,557)	(2,092)	-

Net cash (used in) provided by financing activities	(63,757)	38,096	97,767

Effect of exchange rate changes on cash	27,060	14,463	438

Net increase in cash and cash equivalents	63,286	38,248	77,359
Cash and cash equivalents at beginning of the year	257,792	219,544	142,185

Cash and cash equivalents at end of the year	$321,078	$257,792	$219,544

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$42,151	$65,643	$44,873
Interest paid, net of capitalized interest	5,520	5,426	4,566

Fair value of assets acquired in acquisitions	$-	$-	$11,517
Liabilities assumed	-	-	(6,816)
Goodwill on acquisition	856	1,588	5,553
Acquisition costs accrued	-	324	(1,279)
Acquisition costs paid	-	-	1,813

Cash paid for acquisition, including acquisition costs	$856	$1,912	$10,788

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

Revenue on product sales is generally recorded upon shipment, at which time title transfers to the customer. Revenue on product sales which require customer acceptance is not recorded until acceptance is received. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized ratably over the life of the service contract. Revenue received in advance from rental unit contracts is initially deferred and recognized ratably over the life of the rental contract. Revenue from sale of marketing or distribution rights is initially deferred and recognized ratably as revenue over the life of the contract. Freight charges billed to customers are included in revenue. All shipping and handling related expenses are charged to cost of sales. Taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, are reported on a net basis (excluded from revenue).

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the years ended June 30, 2008 and 2007, we capitalized $1.2 million and $0.4 million, respectively, of interest relating to such construction costs.

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2008. In conducting our review of goodwill impairment, we identified reporting units, being components of our operating segment, as each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on estimated discounted cash flows. Our goodwill impairment review involved a two-step process as follows:

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

The weighted average shares used to calculate basic earnings per share were 77,378,000, 76,709,000 and 72,307,000 for the years ended June 30, 2008, 2007 and 2006, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented and the assumed conversion of our convertible notes. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,334,000, 1,544,000 and 2,346,000 for the years ended June 30, 2008, 2007 and 2006, respectively. The assumed conversion of our convertible notes had the effect of increasing the number of shares used in the calculation by Nil, Nil and 2,509,000 for the years ended June 30, 2008, 2007 and 2006, respectively. During the year ended June 30, 2006 all of our convertible notes were converted to common stock.

Stock options totaling 4,944,000, 3,164,000 and 1,103,000 for the years ended June 30, 2008, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

F8

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

Basic and diluted earnings per share for the years ended June 30, 2008, 2007 and 2006 are calculated as follows (in thousands except per share data):

	2008	2007	2006
Numerator:
Net income	$110,303	$66,302	$88,211
Adjustment for interest and deferred borrowing costs, net of income tax effect (1)	-	-	1,660
Net income, used in calculating diluted earnings per share	$110,303	$66,302	$89,871
Denominator:
Basic weighted-average common shares outstanding	77,378	76,709	72,307

Effect of dilutive securities:
Stock options	1,334	1,544	2,346
Convertible subordinated notes	-	-	2,509
Diluted potential common shares	1,334	1,544	4,855

Diluted weighted average shares	78,712	78,253	77,162
Basic earnings per share	$1.43	$0.86	$1.22
Diluted earnings per share (1)	$1.40	$0.85	$1.16

(1)

Diluted earnings per share has been calculated after adjusting the numerator (net income) by $Nil, $Nil and $1,660,000 for the years ended June 30, 2008, 2007 and 2006, respectively, for the effect of assumed conversion of our convertible notes, and the related reduction in interest expense, net of tax.

(k)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The carrying value of long-term debt approximates the fair value as the principal amounts outstanding are subject to variable interest rates that are based on market rates which are regularly reset. Foreign currency option contracts are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes.

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

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at June 30, 2008 and June 30, 2007 was $5.0 million and $3.8 million, respectively, which represents the positive fair value of options held by us.

We held foreign currency option contracts with notional amounts totaling $180.6 million and $139.3 million at June 30, 2008 and 2007, respectively, to hedge foreign currency items. These contracts mature at various dates before June 2010.

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

At June 30, 2008 and 2007, the investments in debt securities were classified on the accompanying consolidated balance sheets as investment securities-available-for-sale.

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. The liability for warranty costs are included in accrued expenses in our consolidated balance sheets.

F10

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

Changes in the liability for product warranty for the year ended June 30, 2008 are as follows (in thousands):

Balance at July 1, 2007	$7,040
Warranty accruals for the year ended June 30, 2008	2,471
Warranty costs incurred for the year ended June 30, 2008	(3,596)
Foreign currency translation adjustments	948
Balance at June 30, 2008	$6,863

(p)	Impairment of Long-Lived Assets

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

The aggregate carrying amount of our cost-method investments at June 30, 2008 and June 30, 2007 was $1.4 million and $4.6 million, respectively. We review the carrying value of these investments at each balance sheet date. In fiscal 2008 and 2007, we recognized $3.2 million and $Nil, respectively, of impairment losses related to our cost-method investments, which include investments in privately held service companies, research companies and public companies. The expense associated with this impairment has been included in the other income (expense) line within the consolidated statements of income. Of the amount written down, $2.8 million was in relation to an investment in a publicly traded company. The duration of the impairment in this company had exceeded 24 months and during its most recent published results the company recognized a significant impairment write-down in its goodwill. The remaining $0.4 million of the recognized impairment was in respect to an investment in a private company which ceased operations during the year ended June 30, 2008. We have determined, subsequent to the impairment charge, that the fair value of our remaining investments exceed their carrying values.

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

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

Years ended June 30
	2008	2007	2006
Stock Options:
Weighted average grant date fair value	$12.87	$14.53	$12.75
Weighted average risk-free interest rate	2.6-4.6%	4.3-5.1%	3.9-4.5%
Dividend yield	-	-	-
Expected option life in years	4.0 - 4.8	4.0-5.2	3.9-5.2
Volatility	27-28%	26-30%	28-30%
ESPP Purchase rights:
Weighted average risk-free interest rate	1.7-5.0%	4.9-5.1%	3.2-4.9%
Dividend yield	-	-	-
Expected option life	6 months	6 months	6 months
Volatility	23-33%	30-41%	29-41%

Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from tradeable options of our stock corresponding to the expected term of the options. We use a combination of the historic and implied volatilities as the addition of the implied volatility is more representative of our future stock price trends. While there is a tradeable market of options on our common stock less emphasis is placed on the implied volatility of these options due to the relative low volumes of these traded options and the difference in the terms compared to our employee options. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 outlines the accounting and reporting requirements for non-controlling interests in consolidated financial statements such as recognizing non-controlling interests as a component of consolidated stockholder’s equity separate from the parent equity and net income attributable to non-controlling interests be identified and shown separately on the face of the consolidated income statement. SFAS No. 160 also revises the accounting for increases and decreases in a parent’s controlling interest. SFAS No. 160 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008, with early adoption prohibited. We do not believe the adoption of this standard will have a material impact on our financial statements.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles (GAAP), such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain or loss from a change in fair value recorded in the income statement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe the adoption of this standard will have a material impact on our financial statements.

(4)	Investment Securities

The estimated fair value of investment securities as of June 30, 2008 and June 30, 2007 are $4.6 million and $20.0 million, respectively. These investments are diversified among high credit quality investment grade

F13

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Investment Securities, Continued

securities in accordance with our investment policy. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

At June 30, 2008, our investment securities of $4.6 million were held in Aaa rated auction securities with various maturities between July 2039 and November 2047. These investments had regular roll-over or auction dates at which time the interest rates were re-set or the investments were redeemed for cash. During the year ended June 30, 2008, we experienced failed auctions with respect to these investments. We continue to earn interest on these investments in accordance with the contract until the next auction occurs. In the event we need to access funds invested in these auction rate securities, we may not be able to liquidate these securities at the fair value recorded on June 30, 2008 until a future auction of these securities is successful or a buyer is found outside of the auction process. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course. We believe the current lack of liquidity of these investments is temporary and have recognised a charge of $0.4 million to comprehensive income. Additionally given the current market liquidity conditions and our intention to hold these investments until there is an overall improvement in global credit markets we have reclassified these securities from current to non-current assets.

(5)	Inventories

Inventories, net were comprised of the following as of June 30, 2008 and 2007 (in thousands):

	2008	2007
Raw materials	$58,768	$68,911
Work in progress	2,165	1,965
Finished goods	97,318	86,328
	$158,251	$157,204

(6)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	2008	2007
Net income	$110,303	$66,302
Foreign currency translation gains	$92,401	60,619
Unrealised loss on investment securities	(385)	-
Comprehensive income	$202,319	$126,921

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

F14

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of June 30, 2008 and 2007 (in thousands):

	2008	2007
Machinery and equipment	$83,543	$66,093
Computer equipment	85,856	73,114
Furniture and fixtures	36,126	27,865
Vehicles	3,099	2,985
Clinical, demonstration and rental equipment	64,506	52,128
Leasehold improvements	22,609	17,635
Land	63,615	61,503
Buildings	169,076	152,691
Construction in progress	37,073	11,125
	565,503	465,139
Accumulated depreciation and amortization	(208,446)	(154,559)
	$357,057	$310,580

On March 24, 2008, we completed the sale and leaseback of our real property in Poway, California, where our principal executive offices and one of our U.S. distribution facilities are located. The net consideration for the sale of this property was $24.7 million in cash and on completion of the sale and leaseback we recognized a gain on sale of $5.9 million. As we have relinquished the right to substantially all of the remaining use of the property we recognized the entire gain on sale of the property during the year ended June 30, 2008. The gain associated with this sale has been included in other income (expense) within the consolidated statements of income. We will lease back the property for a period ending June 30, 2009, and will retain an option to extend the lease term for an additional three months.

(8)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the year ended June 30, 2008, were as follows:

(In thousands)	2008
Balance at July 1, 2007	$206,778
Foreign currency translation adjustments	27,907
Disposal of business assets and contracts	(894)
Payment of earn-out relating to PolarMed (Note 18)	856
Balance at June 30, 2008	$234,647

F15

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Goodwill and Other Intangible Assets, Continued

Patents and other intangibles is comprised of the following as of June 30, 2008 and June 30, 2007:

(In thousands)	June 30, 2008	June 30, 2007
Developed/core product technology	$38,607	$33,187
Accumulated amortization	(17,181)	(10,028)
Developed/core product technology, net of accumulated amortization	21,426	23,159
Trade names	2,049	1,761
Accumulated amortization	(912)	(531)
Trade names, net of accumulated amortization	1,137	1,230
Customer relationships	19,205	17,685
Accumulated amortization	(7,341)	(4,629)
Customer relationships, net of accumulated amortization	11,864	13,056
Patents	31,626	22,683
Accumulated amortization	(19,282)	(13,553)
Patents, net of accumulated amortization	12,344	9,130
Patents and other intangibles, net of accumulated amortization	$46,771	$46,575

Intangible assets consist of patents, customer relationships, trade names and developed/core product technology and are amortized over the estimated useful life of the assets, generally between five and nine years. There are no expected residual values related to these intangible assets.

Amortization expense related to identifiable intangible assets, including patents, for the year ended June 30, 2008 was $11.4 million. Estimated annual amortization expense for the years ending June 30, 2008 through June 30, 2013, is shown below (in thousands):

Fiscal Year	Amortization expense
2009	$12,161
2010	11,523
2011	10,894
2012	9,102
2013	2,579

F16

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Accrued Expenses

Accrued expenses at June 30, 2008 and 2007 consist of the following (in thousands):

	2008	2007
Product warranties	$6,863	$7,040
Consulting and professional fees	3,638	3,764
Value added taxes and other taxes due	7,707	8,212
Employee related costs	32,405	23,942
Marketing and promotional programs	4,160	3,828
Customer advance	1,358	1,168
Voluntary product recall (Note 20)	1,028	45,098
Other	4,179	5,272
	$61,338	$98,324

(10)	Long-term Debt

Long-term debt at June 30, 2008 and 2007 consists of the following (in thousands):

	2008	2007
Long-term loan	$43,775	$28,272
Capital lease	90	78
Current portion of long-term debt	$43,865	$28,350
Long-term loan	$93,314	$87,162
Capital lease	475	486
Non-current portion of long-term debt	$93,789	$87,648

Revolving Facility

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $65 million. Payment of principal must be made to reduce the total outstanding principal to $55 million on March 1, 2009; and the entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). The Loan Agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and that certain of our subsidiaries maintain a minimum EBITDA and liquidity. We are currently in compliance with all of these covenants. At June 30, 2008 there was $35 million outstanding pursuant to the Loan Agreement.

F17

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Long-term Debt, Continued

Syndicated Facility

On June 8, 2006, our wholly-owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches.

Tranche A is a EUR 50 million term loan facility that refinances all amounts outstanding under a previous syndicated facility agreement dated May 16, 2005 between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary, ResMed SAS, under its agreement to acquire Saime SA. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 44.5 million on June 30, 2007, EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At June 30, 2008, the Tranche A facility loan had an amount outstanding of EUR 37.8 million, equivalent to approximately U.S. dollars (“USD”) 59.5 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD, or Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At June 30, 2008, the Tranche B facility loan had an amount outstanding of USD 15.0 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche C to USD 30 million on December 31, 2007 and the entire outstanding principal amount must be repaid in full by June 8, 2009. At June 30, 2008, the Tranche C facility loan had an amount outstanding of EUR 15.0 million, equivalent to approximately USD 23.6 million.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars for one year, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility up to a total commitment of 3 million Sterling for one year. At June 30, 2008 the working capital agreement had an amount outstanding of GBP 2.0 million, equivalent to approximately USD 4.0 million.

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

The obligations of ResMed Limited under the loan are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At June 30, 2008, we were in compliance with our debt covenants.

Capital Lease

As part of the acquisition of Saime we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

Details of contractual debt maturities at June 30, 2008 are as follows (in thousands):

		Payments Due by Period
	Total	2009	2010	2011	2012	Thereafter
Long-Term Debt	$137,089	$43,775	$43,335	$49,979	$-	$-
Capital Leases	565	90	90	90	90	205
Total	$137,654	$43,865	$43,425	$50,069	$90	$205

F19

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Restructuring Expenses

Restructuring expenses incurred during the year ended June 30, 2008 were $2.4 million compared to $Nil and $1.1 million incurred during the years ended June 30, 2007 and June 30, 2006, respectively. Restructuring expenses consisted predominantly of expenses associated with the Company's decision to streamline European management including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands. The restructuring expenses mainly comprises employee termination costs, leasehold improvement write-downs and property lease exit costs. Following is a summary of the restructuring liabilities that were recorded during the years ended June 30, 2006, June 30, 2007 and June 30, 2008 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at June 30, 2005	$222	$252	$474
Restructuring expenses	888	236	1,124
Cash payments	(1,044)	(408)	(1,452)
Foreign currency translation	(28)	20	(8)
Balance at June 30, 2006	$38	$100	$138
Restructuring expenses	-	-	-
Cash payments	(8)	(87)	(95)
Foreign currency translation	2	3	5
Balance at June 30, 2007	$32	$16	$48
Restructuring expenses	976	1,402	2,378
Cash payments	(883)	(1,370)	(2,253)
Foreign currency translation	4	66	70
Balance at June 30, 2008	$97	$98	$195

(12)	Stockholders’ Equity

Common Stock.    On June 6, 2002, the Board of Directors authorized the Company to repurchase up to 8.0 million shares of outstanding common stock. During fiscal years 2008 and 2007, the Company repurchased 2,570,700 and 50,000 shares at a cost of $99.5 million and $2.1 million, respectively. As of June 30, 2008, we have repurchased a total of 4.9 million shares at a cost of $143.0 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

Preferred Stock.    In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2008.

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

The maximum number of shares of our common stock authorized for issuance under the 2006 Plan is 7,800,000 shares. The number of securities remaining available for future issuance under the 2006 Plan at June 30, 2008 is 3,189,000. The number of shares of our common stock available for issuance under the 2006 Plan will be reduced by (i) two and one tenth (2.1) shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2006 Plan to any individual during any calendar year, may not exceed 1,000,000 shares of our common stock.

At June 30, 2008, there was $50.5 million in unrecognized compensation costs related to unvested stock options. This is expected to be recognized over a weighted average period of 2.7 years. The aggregate intrinsic value of the options outstanding and the options exercisable at June 30, 2008 was $52.9 million and $52.2 million, respectively. The aggregate intrinsic value of the options exercised during the years ended June 30, 2008 and June 30, 2007 was $18.7 million and $48.3 million, respectively. The total fair value of options that vested during the years ended June 30, 2008 and June 30, 2007 was $21.8 million and $13.6 million, respectively. The following table summarizes option activity during the year ended June 30, 2008:

	2008	Weighted Average Exercise Price	2007	Weighted Average Exercise Price	2006	Weighted Average Exercise Price
Outstanding at beginning of year	8,406,483	$31.43	8,102,892	$24.26	8,301,408	$19.38
Granted	2,469,650	42.34	2,353,650	46.38	2,030,700	38.17
Exercised	(786,523)	20.72	(1,747,330)	18.70	(1,805,648)	17.06
Forfeited	(405,794)	41.70	(302,729)	31.98	(423,568)	26.09
Outstanding at end of year	9,683,816	$34.69	8,406,483	$31.43	8,102,892	$24.26
Exercise price range of granted options	$38.63-$51.31		$40.25-$52.58		$32.99-45.46
Options exercisable at end of year	4,884,485	$26.76	4,001,157	$21.69	4,262,743	$18.03

F21

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

The following table summarizes information about stock options outstanding at June 30, 2008.

Range of Exercise Prices	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life In Years	Number Exercisable at June 30, 2008	Weighted Average Remaining Contractual Life In Years
$ 0 - $10	133,895	1.06	133,895	1.06
$11 - $20	1,441,001	4.25	1,441,001	4.25
$21 - $30	1,887,856	5.25	1,845,456	5.22
$31 - $40	1,736,489	7.39	838,331	7.22
$41 - $50	4,460,575	5.99	620,427	5.61
$51 - $60	24,000	5.68	5,375	5.59
	9,683,816	5.77	4,884,485	5.21

Employee Stock Purchase Plan (“ESPP”).    The ESPP was approved by our shareholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. On August 21, 2006, the Board of Directors approved a reduction in the number of shares available for grant under the ESPP to 500,000 shares, effective as of November 9, 2006, the date of the shareholder approval of the 2006 Plan. The number of securities remaining available for future issuance under the ESPP at June 30, 2008 is 261,000.

During fiscal year 2008, we issued 143,000 shares to our employees in two offerings at an average share price of $38.78. We recognized $1.5 million of stock compensation expense associated with the ESPP.

(13)	Other, net

Other, net in the consolidated statements of income is comprised of the following at June 30, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Gain on foreign currency transactions and hedging	$1,121	$1,203	$1,853
Gain on sale of real property	5,917	-	-
Gain on sale of plant and equipment	365	291	70
Impairment of cost method investments	(3,250)	-	(1,156)
Gain on sale of business assets and contracts	230	-	-
Other	444	(161)	7
	$4,827	$1,333	$774

F22

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes

Income before income taxes for the years ended June 30, 2008, 2007 and 2006, was taxed under the following jurisdictions (in thousands):

	2008	2007	2006
U.S.	$31,783	$21,219	$5,472
Non-U.S.	126,072	76,754	127,922
	$157,855	$97,973	$133,394

The provision for income taxes is presented below (in thousands):

	2008	2007	2006
Current:
Federal	$11,077	$5,973	$7,507
State	994	984	1,370
Non-U.S.	26,598	43,614	48,221
	38,669	50,571	57,098
Deferred:
Federal	(2,379)	(977)	(3,353)
State	(143)	(225)	(390)
Non-U.S.	11,405	(17,698)	(8,172)
	8,883	(18,900)	(11,915)
Provision for income taxes	$47,552	$31,671	$45,183

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% (34% for 2007 and 35% for 2006) to pretax income as a result of the following (in thousands):

	2008	2007	2006
Taxes computed at statutory U.S. rate	$55,249	$33,311	$46,688
Increase (decrease) in income taxes resulting from:
Effect of AJCA dividend repatriation	-	-	3,537
State income taxes, net of U.S. tax benefit	1,578	982	939
Non-deductible expenses	910	874	777
Research and development credit	(5,646)	(4,092)	(3,085)
Tax effect of deemed dividends	2,346	1,438	1,846
Change in valuation allowance	1,474	1,580	1,665
Effect of non-U.S. tax rates	(7,493)	(2,425)	(6,731)
Foreign tax credits	(2,230)	(1,907)	(1,204)
Stock-based compensation expense	627	1,692	2,006
Other	737	218	(1,255)
	$47,552	$31,671	$45,183

F23

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. The components of the Company’s deferred tax assets and liabilities at June 30, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Employee benefit obligations	$4,930	$3,634
Voluntary product recall accrual	397	13,530
Inventories	2,003	1,587
Provision for warranties	1,658	1,681
Provision for doubtful debts	1,041	1,028
Net operating loss carryforwards	3,632	2,827
Foreign tax credits	10,693	10,416
Patent costs	2,626	-
Capital loss carryover	1,061	490
Intercompany profit in inventories	23,693	23,660
Stock-based compensation expense	11,985	6,076
Other	2,994	2,126
	66,713	67,055
Less valuation allowance	(14,513)	(12,612)
Deferred tax assets	$52,200	$54,443
Deferred tax liabilities:
Unrealized foreign exchange gains	$(6,319)	$(3,419)
Property, plant and equipment	(662)	(1,494)
Goodwill and other intangibles	(15,433)	(15,905)
Other	(1,752)	(1,022)
Deferred tax liabilities	(24,166)	(21,840)
Net deferred tax asset	$28,034	$32,603

The net deferred tax assets and liabilities have been reported in the consolidated balance sheets at June 30, 2008 and 2007 as follows (in thousands):

	2008	2007
Current deferred tax asset	$31,355	$42,109
Non-current deferred tax asset	16,162	9,206
Current deferred tax liability	(1,150)	(415)
Non-current deferred tax liability	(18,333)	(18,297)
Net deferred tax asset	$28,034	$32,603

As of June 30, 2008, the Company had $14,201,000 of non-U.S. net operating loss carryforwards, which expire in various years through 2025 or carry forward indefinitely. The Company also had foreign tax credit carryforwards of $10,693,000. The foreign tax credit carryforwards have expiration dates through 2018.

F24

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

The valuation allowance at June 30, 2008, relates to a provision for uncertainty as to the utilization of foreign tax credits of $10,693,000, net operating loss carryforwards for certain non-U.S. countries of $2,748,000, capital loss items of $1,060,000 and other deferred tax assets of $12,000. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

The Company has not provided for U.S. income and foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries indefinitely invested outside the United States as of June 30, 2008. The total amount of these undistributed earnings at June 30, 2008 amounted to approximately $552 million. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings.

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

We adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of $2.2 million to reserves for uncertain tax positions, of which $3.3 million was recorded to deferred tax assets and $1.1 million was recorded as a cumulative effect adjustment to the July 1, 2007 retained earnings balance. At the adoption date, our gross unrecognized tax benefits totaled $4.4 million.

We recognize potential accrued interest and penalties related to unrecognized tax benefits (“UTB”) in income tax expense. As of adoption date, we had a gross liability before tax benefit of $0.8 million ($0.6 million net of tax benefit) for accrued interest and penalties.

A reconciliation of the amount of unrecognized tax benefits from July 1, 2007 to June 30, 2008 is as follows (in thousands):

Gross UTB balance at July 1, 2007	$4,369
Additions for tax positions of prior years	779
Reductions for tax positions of prior years	(20)
Settlements	(154)
Reductions due to lapse of applicable statute of limitations	(866)
Gross UTB balance at June 30, 2008	$4,108

Included in the balance at June 30, 2008, are tax positions of $1.2 million that, if recognized, would affect the Company’s effective tax rate. Also included in the balance is $2.9 million of temporary differences, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

F25

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

For fiscal year ending June 30, 2008, the Company recognized $0.2 million ($0.1 million net of tax benefit) of interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company has accrued approximately $1.0 million ($0.7 million net of tax benefit) for interest and penalties related to uncertain tax positions.

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examination for tax years prior to fiscal year 2005, and no longer subject to state income tax examinations for the tax years prior to fiscal year 2003. With few exceptions, including the German tax assessment discussed in Note 19, we are no longer subject to foreign income tax examinations for fiscal years before 2001.

Within the next 12 months, we anticipate a potential decrease of approximately $1.2 million in the unrecognized tax benefit relating to the timing of certain amortization deductions due to a statute of limitation expiration. This will not have an impact on the effective tax rate other than the potential reduction in accrued interest as any change will be offset by a similar adjustment to our deferred tax balances. We do not anticipate any other significant changes within the next 12 months.

(15)	Employee Retirement Plans

The Company contributes to a number of employee retirement plans for the benefit of its employees. Details of the main plans are as follows:

(1) Australia - The Company contributes to defined contribution pension plans for each employee resident in Australia. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. The Company contributes to the plans at the rate of 9% of the salaries of all Australian employees. Total Company contributions to the plans for the years ended June 30, 2008, 2007 and 2006, were $5,907,000, $4,798,000 and $3,846,000, respectively.

(2) United Kingdom - The Company contributes to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three-month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. The Company contributes to the plan at the rate of 5% of the salaries of all United Kingdom employees. Total Company contributions to the plan were $273,000, $243,000 and $109,000 in fiscal 2008, 2007 and 2006, respectively.

(3) United States - The Company sponsors a defined contribution pension plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 3% of the employee’s salary. Total Company contributions to the plan were $1,259,000, $760,000 and $531,000 in fiscal 2008, 2007 and 2006, respectively.

(4) Switzerland - The Company sponsors a fixed return defined contribution fund for each permanent Swiss employee. As part of the Company’s contribution to the fund, the Company guarantees a fixed 3% net return on accumulated contributions per annum. The Company contributes to the plan at variable rates that have averaged 10% of salaries over the last three years. Total Company contributions to the plan were $343,000, $259,000 and $182,000 in fiscal 2008, 2007 and 2006, respectively.

F26

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Segment Information

The Company operates solely in the sleep-disordered breathing sector of the respiratory medicine industry. The Company therefore believes that, given the single market focus of its operations and the inter-dependence of its products, the Company operates as a single operating segment. The Company assesses performance and allocates resources on the basis of a single operating entity. Financial information by geographic area for the years ended June 30, 2008, 2007 and 2006, is summarized below (in thousands):

	U.S.A	Germany	Australia	France	Rest of World	Total
2008
Revenue from external customers	$409,646	132,218	22,783	100,740	170,010	$835,397

Long lived assets	$72,970	18,612	248,735	6,516	22,347	$369,180
2007
Revenue from external customers	$376,699	107,938	19,846	75,984	135,865	$716,332

Long lived assets	$60,224	17,813	218,537	8,083	16,027	$320,684
2006
Revenue from external customers	$320,941	96,436	18,709	59,402	111,508	$606,996
Long lived assets	$54,118	17,190	162,522	7,080	11,518	$252,428

Net revenues from external customers are based on the location of the customer. Long-lived assets of geographic areas are those assets used in the Company’s operations in each geographical area and excludes intangibles, deferred tax assets and goodwill.

(17)	Commitments

The Company leases buildings, motor vehicles and office equipment under operating leases. As part of the acquisition of Saime the Company assumed a capital lease for land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term. Rental charges for operating leases are expensed on a straight-line basis over the lease term. Rent expenses under operating leases for the years ended June 30, 2008, 2007 and 2006 were approximately $9.1 million, $8.2 million and $7.5 million, respectively. At June 30, 2008 the Company had the following future minimum lease payments under non-cancelable operating leases and capital leases (in thousands):

Years	Capital Leases	Operating Leases
2009	$112	$14,044
2010	108	10,215
2011	105	7,752
2012	101	4,368
2013	97	2,244
Thereafter	117	9,139
Total minimum lease payments	640	47,762
Less: Interest portion	75	-
Present value of net minimum lease payments	$565	$47,762

F27

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Commitments, Continued

Excluding lease commitments details of contractual obligations at June 30, 2008 are as follows (in thousands):

		Payments Due by Period
In $000’s	Total	2009	2010	2011	2012	2013	Thereafter
Long-Term Debt	$137,089	$43,775	$43,335	$49,979	$-	$-	$-
Purchase Obligations	74,072	72,078	1,322	649	23	-	-
Total Contractual Obligations	$211,161	$115,853	$44,657	$50,628	$23	$-	$-

Details of other commercial commitments at June 30, 2008 are as follows:

	Total Amounts Committed	Amount of Commitment Expiration Per Period
In $000’s		2009	2010	2011	2012	2013	Thereafter
Standby Letters of Credit	$42	$42	$-	$-	$-	$-	$-
Other commercial commitments	1,801	205	26	38	25	-	1,507
Guarantees*	99,764	1,757	1,145	94,636	175	-	2,051
Total Commercial Commitments	$101,607	$2,004	$1,171	$94,674	$200	$-	$3,558

* The above guarantees mainly relate to security provided as part of our Syndicated Facility Agreement and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

(18)	Business Acquisitions

As disclosed in our consolidated financial statements for the year ended June 30, 2006, we acquired 100% of the outstanding stock of PolarMed, the holding company for PolarMed AS and its affiliates, on December 1, 2005, for net cash consideration of $6.5 million. This was comprised of $6.8 million in consideration less $0.3 million of cash acquired. Additionally, as part of the acquisition, we assumed debt of $1.5 million. Under the purchase agreement, we may also be required to make additional future payments of up to $3.0 million based on the achievement of certain performance milestones following the acquisition through December 31, 2008. Of the potential future payments included within the purchase agreement, $1.0 million was paid during the year ended June 30, 2007 and an additional $0.9 million was paid during the year ended June 30, 2008, as a result of the successful achievement of performance milestones. The additional payments increased the total acquisition consideration to $8.7 million and increased the amount recorded as goodwill to $6.3 million.

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

F28

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Legal Actions and Contingencies, Continued

In February 2007, the University of Sydney commenced legal action in the Federal Court of Australia against us, claiming breach of a license agreement and infringement of certain intellectual property. The claim has been amended to include an allegation of breach of confidentiality. The university is seeking various types of relief, including an injunction against manufacturing, supplying, offering for sale, selling or exporting certain mask devices, payment of license fees, damages or an account of profits, interest, costs and declaration of a constructive trust over and assignment of certain intellectual property. In October 2007, we filed a defense denying the university’s claim, as well as a cross-claim against the university seeking an order for rectification of the contract and alleging the university violated the Australian Trade Practices Act. The matter is ongoing. We do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements.

(20)	Voluntary Product Recall Expenses

On April 23, 2007, we initiated a worldwide voluntary recall of approximately 300,000 units of our early production S8 flow generators used for the treatment of obstructive sleep apnea. In S8 devices manufactured between July 2004 and May 15, 2006, there is a remote potential for a short circuit in the power supply connector. The initial estimated cost of this action was $59.7 million which was recognized as a charge to cost of sales in the consolidated statement of income year ended June 30, 2007. During the year ended June 30, 2008 we also recognized an additional charge of $3.1 million due to an increase in return rates and consulting charges. At June 30, 2008, the recall accrual was $1.0 million. These costs represent our best estimate of probable costs based on current available data and take into account factors such as expected return rates for the affected units, unit replacement costs, legal, consulting, logistical and temporary contractor expenses directly associated with the recall.

Should actual product recall costs differ from our estimated costs, material revisions to our estimated product recall accrual may be required. Following is a summary of the liabilities related to the voluntary product recall that were recorded during the year ended June 30, 2008 (in thousands):

Total accrued costs
Balance at June 30, 2006	$-
Voluntary product recall expenses	59,700
Cash payments	(16,272)
Foreign currency translation	1,670
Balance at June 30, 2007	$45,098
Voluntary product recall expenses	3,103
Cash payments	(48,477)
Foreign currency translation	1,304
Balance at June 30, 2008	$1,028

F29

Schedule II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JUNE 30, 2008, 2007 AND 2006

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at end of period

Year ended June 30, 2008

Applied against asset account
Allowance for doubtful accounts	$4,704	1,238	(1,007)	$4,935

Year ended June 30, 2007

Applied against asset account
Allowance for doubtful accounts	$4,645	1,173	(1,114)	$4,704

Year ended June 30, 2006

Applied against asset account
Allowance for doubtful accounts	$3,199	1,577	(131)	$4,645

See accompanying report of independent registered public accounting firm.

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED August 25, 2008

ResMed Inc.

/s/ KIERAN T. GALLAHUE
Kieran T. Gallahue
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ KIERAN T. GALLAHUE Kieran T. Gallahue	President and Chief Executive Officer (Principal Executive Officer)	August 25, 2008

/S/ BRETT A. SANDERCOCK Brett A. Sandercock	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 25, 2008

/S/ PETER C. FARRELL Peter C. Farrell	Executive Chairman of the Board	August 25, 2008

/S/ CHRISTOPHER G. ROBERTS Christopher G. Roberts	Director	August 25, 2008

/S/ MICHAEL A. QUINN Michael A. Quinn	Director	August 25, 2008

/S/ GARY W. PACE Gary W. Pace	Director	August 25, 2008

/S/ RICHARD SULPIZIO Richard Sulpizio	Director	August 25, 2008

/S/ DONAGH MCCARTHY Donagh McCarthy	Director	August 25, 2008

/S/ RON TAYLOR Ron Taylor	Director	August 25, 2008

/S/ JOHN P. WAREHAM John P. Wareham	Director	August 25, 2008

S-1

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to the consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of Registrant, as amended (15)

3.2	Third Restated By-laws of Registrant (12)

3.3	Fourth Amended and Restated Bylaws of ResMed Inc. (17)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.3	Indenture dated as of June 20, 2001, between ResMed Inc. and American Stock Transfer & Trust Company (5)

4.4

Registration Rights Agreement dated as of June 20, 2001, by and between ResMed Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Banc Alex Brown Inc., William Blair & Company, L.L.C., Macquarie Bank Limited and UBS Warburg LLC (5)

4.5	Registration Rights Agreement dated May 14, 2002 between ResMed Inc. and Leslie Hoffman (6)

10.1*	1995 Stock Option Plan (1)

10.2*	1997 Equity Participation Plan (3)

10.3	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended (1)

10.5	Loan Agreement between the Australian Trade Commission and ResMed Ltd dated May 3, 1994 (1)

10.6	Lease for 10121 Carroll Canyon Road, San Diego CA 92131-1109, USA (4)

10.7	Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia (5)

10.8*	Employment Agreement dated May 14, 2002, between Servo Magnetics Inc. and Leslie Hoffman (6)

10.9	Agreement for the purchase of Lot 6001, Norwest Business Park, Baulkham Hills, Australia (6)

10.10*	2003 Employee Stock Purchase Plan (7)

10.11	Loan Agreement between ResMed Limited and HSBC Bank Australia Limited (11)

10.12	Securities Sale Agreement Financiere Ace S.A.S. dated as of May 4, 2005 (11)

10.13	First Amended and Restated Loan Agreement, dated as of November 1, 2005, by and among ResMed Corp., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.14	Security Agreement, dated as of November 1, 2005, by and between ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.15	Continuing Guaranty, dated as of November 1, 2005, by and between ResMed Corp. and ResMed EAP Holdings Inc and Union Bank of California, N.A. (8)

10.16	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.17	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.18	Second Amended and Restated Revolving Loan Agreement, dated as of March 13, 2006, among ResMed Corp., Motor Technologies Inc., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (9)

10.19	Syndicated Facility Agreement, dated as of June 8, 2006, by and between ResMed Limited and HSBC Bank Australia Limited (10)

10.20

Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH (10)

10.21	Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (10)

10.22	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed (UK) Limited and HSBC Bank plc (10)

10.23	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed Limited and HSBC Bank Australia Limited (10)

10.24*	ResMed Inc. 2006 Incentive Award Plan (16)

10.25*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan (13)

10.26*	2006 Grant agreement for Board of Directors (13)

10.27*	2006 Grant agreement for Executive Officers (15)

10.28*	2006 Grant agreement for Australian Executive Officers (15)

10.29*	Form of Executive Agreement (14)

10.30	Second Amendment to Second Amended and Restated Revolving Loan Agreement dated January 28, 2008 (18)

10.31	Lease Agreement between ResMed Corp. and Poway Danielson, LP (19)

21.1	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent and Report on Schedule

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed on April 25, 1997.
(3)	Incorporated by reference to the Registrant’s 1997 Proxy Statement.
(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 1998.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2001.
(6)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2002.
(7)	Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement dated October 13, 2007.
(8)	Incorporated by reference to the Registrant’s Form 8-K dated November 8, 2005.
(9)	Incorporated by reference to the Registrant’s Form 8-K dated March 13, 2006.
(10)	Incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006.
(11)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2005.
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K dated February 23, 2007.
(13)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.
(14)	Incorporated by reference to the Registrant’s Report on Form 8-K dated July 9, 2007.
(15)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007
(16)	Incorporated by reference to the Registrant’s Report on Form 8-K dated November 9, 2006.
(17)	Incorporated by reference to the Registrants’ Report on Form 8-K filed on December 14, 2007
(18)	Incorporated by reference to the Registrants’ Report on Form 8-K filed on February 6, 2008.
(19)	Incorporated by reference to the Registrants’ Report on Form 8-K filed on March 27, 2008.