Form 10-Q
period 2008-09-30
RESMED INC
filed 2008-11-07
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

001-15317

Commission File Number:

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

At October 29, 2008, there were 75,688,748 shares of Common Stock ($0.04 par value) outstanding. This number excludes 5,528,218 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	September 30, 2008	June 30, 2008

ASSETS
Current assets
Cash and cash equivalents	$302,074	$321,078
Accounts receivable, net of allowance for doubtful accounts of $5,305 at September 30, 2008 and $4,935 at June 30, 2008	175,831	192,200
Inventories, net (note 4)	145,595	158,251
Deferred income taxes	36,086	31,355
Income taxes receivable	11,959	17,115
Prepaid expenses and other current assets	15,262	19,241

Total current assets	686,807	739,240

Non-current assets
Property, plant and equipment, net (note 6)	329,131	357,057
Goodwill (note 7)	213,274	234,647
Other intangibles (note 8)	39,330	46,771
Deferred income taxes	16,470	16,162
Other assets	3,225	7,508
Investment securities (note 3)	4,460	4,615

Total non-current assets	605,890	666,760

Total assets	$1,292,697	$1,406,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$48,480	$56,308
Accrued expenses	51,340	61,338
Deferred revenue	24,323	26,133
Income taxes payable	14,036	3,799
Deferred income taxes	1,122	1,150
Current portion of long-term debt (note 9)	36,647	43,865

Total current liabilities	175,948	192,593

Non-current liabilities
Deferred income taxes	15,684	18,333
Deferred revenue	14,540	15,673
Income taxes payable	3,796	3,837
Long-term debt (note 9)	108,480	93,789

Total non-current liabilities	142,500	131,632

Total liabilities	318,448	324,225

Commitments and contingencies (notes 12 and 13)	-	-
Stockholders’ equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-

Common stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 75,680,898 at September 30, 2008 and 75,975,031 at June 30, 2008 (excluding 5,528,218 and 4,875,618 shares held as treasury stock, respectively)	304	304
Additional paid-in capital	486,022	468,346
Retained earnings	576,369	548,343
Treasury stock, at cost	(167,082)	(142,987)
Accumulated other comprehensive income (note 5)	78,636	207,769

Total stockholders’ equity	974,249	1,081,775

Total liabilities and stockholders’ equity	$1,292,697	$1,406,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except share and per share data)

	Three Months Ended September 30,
	2008	2007

Net revenues	$217,931	$185,740
Cost of sales	90,804	73,963

Gross profit	127,127	111,777

Operating expenses:
Selling, general and administrative	71,337	62,882
Research and development	17,293	13,013
Amortization of acquired intangible assets	1,933	1,821
Restructuring expenses (note 10)	-	2,297

Total operating expenses	90,563	80,013

Income from operations	36,564	31,764

Other income (expense), net:
Interest income (expense), net	3,231	2,314
Other, net	(1,068)	(266)

Total other income (expense), net	2,163	2,048

Income before income taxes	38,727	33,812
Income taxes	10,701	9,687

Net income	$28,026	$24,125

Basic earnings per share	$0.37	$0.31
Diluted earnings per share (note 2-j)	$0.36	$0.31

Basic shares outstanding (000’s)	75,613	77,569
Diluted shares outstanding (000’s)	77,180	78,941

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$28,026	$24,125

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,280	14,291
Stock-based compensation costs	5,580	4,546
Amortization of deferred borrowing costs	78	99
Provision for product warranties	375	430
Foreign currency revaluation	16,811	(776)
Tax benefit from stock option exercises	(1,070)	(1,057)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	4,566	3,872
Inventories, net	(2,068)	(4,243)
Prepaid expenses, net deferred income taxes and other current assets	4,516	(896)
Accounts payable, accrued expenses and other liabilities	(3,188)	(12,263)

Net cash provided by operating activities	67,906	28,128

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,463)	(18,367)
Capitalized interest	(560)	(194)
Patent registration costs	(1,116)	(1,284)
Purchases of foreign currency options	(154)	(432)
Proceeds from exercise of foreign currency options	814	-
Proceeds from disposal of business assets and contracts	1,441	-
Purchase of cost-method investment	(899)	-
Purchases of investment securities	-	(6,500)

Net cash used in investing activities	(34,937)	(26,777)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	9,103	5,617
Proceeds from borrowing	21,000	-
Tax benefit from stock option exercises	1,070	1,057
Purchases of treasury stock	(27,016)	(16,501)
Repayment of borrowings	(3,770)	(5,108)

Net cash provided by/(used in) financing activities	387	(14,935)

Effect of exchange rate changes on cash	(52,360)	7,106

Net increase in cash and cash equivalents	(19,004)	(6,478)
Cash and cash equivalents at beginning of period	321,078	257,792

Cash and cash equivalents at end of period	$302,074	$251,314

Supplemental disclosure of cash flow information:
Income taxes paid	$2,227	$1,198
Interest paid	1,816	1,523

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

The condensed consolidated financial statements for the three months ended September 30, 2008 and 2007 are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2008.

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

Revenue on product sales is generally recorded upon shipment, at which time title and risk of loss transfers to the customer. Revenue on product sales which require customer acceptance is not recorded until acceptance is received. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized ratably over the life of the service contract. Revenue received in advance from rental unit contracts is initially deferred and recognized ratably over the life of the rental contract. Revenue from sale of marketing or distribution rights is initially deferred and recognized ratably as revenue over the life of the contract. Freight charges billed to customers are included in revenue. All freight related expenses are charged to cost of sales. Taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, are reported on a net basis (excluded from revenue).

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three months ended September 30, 2008 and 2007, we capitalized $0.6 million and $0.2 million, respectively, of interest relating to such construction costs.

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

Step1 -

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

The results of the review indicated that no impaired goodwill existed.

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

The weighted average shares used to calculate basic earnings per share were 75,613,000 and 77,569,000 for the three months ended September 30, 2008 and 2007, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,567,000 and 1,372,000 for the three months ended September 30, 2008 and 2007, respectively.

Stock options of 5,840,000 and 492,000 for the three months ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended September 30, 2008 and 2007 are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2008	2007
Numerator:
Net Income, used in calculating diluted earnings per share	$28,026	$24,125
Denominator:
Basic weighted-average common shares outstanding	75,613	77,569
Effect of dilutive securities:
Stock options	1,567	1,372
Diluted potential common shares	1,567	1,372
Diluted weighted average shares	77,180	78,941
Basic earnings per share	$0.37	$0.31
Diluted earnings per share	$0.36	$0.31

PART I - FINANCIAL INFORMATION	Item 1

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

The purpose of our foreign currency hedging activities is to protect us from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and our Australian manufacturing activities. We enter into foreign currency option contracts to hedge anticipated sales and manufacturing costs, principally denominated in Australian dollars, Euros and British Pounds Sterling. The terms of such foreign currency option contracts generally do not exceed three years.

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

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at September 30, 2008 and June 30, 2008 was $0.6 million and $5.0 million, respectively, which represents the positive fair value of options, held by us and are included in other assets on the condensed consolidated balance sheets.

We held foreign currency option contracts with notional amounts totaling $147.4 million and $180.6 million at September 30, 2008 and June 30, 2008, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 2010.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(m)	Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", which requires deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the financial statement and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have determined that our future taxable income will be sufficient to recover our deferred tax assets, reported net of any valuation allowance. If in the future we determine that a change has occurred which will not allow this recovery, we will revise any valuation allowance against our deferred tax assets. This will result in a charge against our income tax provision.

The calculation of our effective tax rate is dependant upon the geographic composition of our world wide earnings, tax regulations governing each region and the availability of tax credits. In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations. We recognize these uncertainties based on FIN 48, "Accounting for Uncertainty in Income Taxes". The final payment of the amounts regarding these uncertainties may ultimately prove to be less than or greater than our estimate. If this occurs there will be either a benefit or a charge to our income tax provision.

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

At September 30, 2008 and June 30, 2008, the investments in debt securities are classified on the accompanying condensed consolidated balance sheet as investment securities.

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

Changes in the liability for product warranty for the three months ended September 30, 2008 are as follows (in thousands):

Balance at July 1, 2008	$6,863

Warranty accruals for the three months ended September 30, 2008	1,857

Warranty costs incurred for the three months ended September 30, 2008	(1,482)

Foreign currency translation adjustments	(1,097)

Balance at September 30, 2008	$6,141

(p)	Impairment of Long-Lived Assets

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

The aggregate carrying amount of our cost-method investments at September 30, 2008 and June 30, 2008, was $2.2 million and $1.4 million, respectively. At September 30, 2008, we performed an analysis of the carrying value of these investments and we have determined that the fair values of our investments exceeded their carrying values and no unrealized losses existed.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-Based Employee Compensation, Continued

In accordance with SFAS 123(R) we use the modified prospective method, which requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123 shall be recognized in net income in the periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, using the graded-attribution method for stock-based awards granted prior to July 1, 2005 and the straight-line method for stock-based awards granted after July 1, 2005.

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes valuation model, assuming no dividends and the following assumptions:

	Three months ended September 30,
	2008	2007
Stock options:
Weighted average grant date fair value	$11.04	$13.60
Weighted average risk-free interest rate	3.1 - 3.2%	4.2 - 4.6%
Expected option life in years	4.8	4.0 - 4.7
Expected volatility	29%	27%
ESPP purchase rights:
Weighted average risk-free interest rate	1.7%	5.0%
Expected option life in years	6 months	6 months
Expected volatility	33%	30%

Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from traded options of our stock corresponding to the expected term of the options. We use a combination of the historic and implied volatilities as the addition of the implied volatility is more representative of our future stock price trends. While there is a tradeable market of options on our common stock less emphasis is placed on the implied volatility of these options due to the relative low volumes of these traded options and the difference in the terms compared to our employee options. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(3)	Investment Securities

The estimated fair value of investment securities as of September 30, 2008 and June 30, 2008 are $4.5 million and $4.6 million, respectively. These investments are diversified among high credit quality investment grade securities in accordance with our investment policy. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

At September 30, 2008, our investment securities were held in Aaa rated auction securities with various maturities between July 2039 and November 2047. These investments had regular roll-over or auction dates at which time the interest rates were re-set or the investments were redeemed for cash. During the three months ended September 30, 2008, there were failed auctions with respect to these investments due to the current liquidity issues surrounding the domestic and global capital markets. We continue to earn interest on these investments in accordance with the contract until the next auction occurs. In the event we need to access funds invested in these auction rate securities, we may not be able to liquidate these securities at the fair value recorded on September 30, 2008 until a future auction of these securities is successful or a buyer is found outside of the auction process. Therefore given the current market liquidity conditions and given our intention to hold these investments until there is an overall improvement in global credit markets we have reclassified these securities from current to non-current assets. We also believe the current lack of liquidity of these investments is temporary and have therefore recorded the excess of the carrying value over the fair value of $0.5 million to comprehensive income within stockholders equity. Additionally, based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course.

(4)	Inventories

Inventories were comprised of the following at September 30, 2008 and June 30, 2008 (in thousands):

	September 30, 2008	June 30, 2008
Raw materials	$49,982	$58,768
Work in progress	2,115	2,165
Finished goods	93,498	97,318
	$145,595	$158,251

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(5)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended September 30,
	2008	2007
Net income	$28,026	$24,125
Foreign currency translation gains/(losses)	(128,978)	30,833
Unrealized loss on investment securities	(155)	-
Comprehensive (loss)/income	($101,107)	$54,958

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(6)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of September 30, 2008 and June 30, 2008 (in thousands):

	September 30, 2008	June 30, 2008
Machinery and equipment	$73,118	$83,543
Computer equipment	77,682	85,856
Furniture and fixtures	32,333	36,126
Vehicles	2,885	3,099
Clinical, demonstration and rental equipment	59,081	64,506
Leasehold improvements	19,365	22,609
Land	56,264	63,615
Buildings	140,779	169,076
Construction in Progress	53,852	37,073
	515,359	565,503
Accumulated depreciation and amortization	(186,228)	(208,446)
	$329,131	$357,057

(7)	Goodwill

Changes in the carrying amount of goodwill for the three months ended September 30, 2008 were as follows (in thousands):

Balance at July 1, 2008	$234,647

Foreign currency translation adjustments	(21,373)

Balance at September 30, 2008	$213,274

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(8)	Other Intangible Assets

Other intangible assets are comprised of the following as of September 30, 2008 and June 30, 2008 (in thousands):

	September 30, 2008	June 30, 2008
Developed/core product technology	$34,510	$38,607
Accumulated amortization	(16,590)	(17,181)
Developed/core product technology, net of accumulated amortization	17,920	21,426
Trade names	1,831	2,049
Accumulated amortization	(880)	(912)
Trade names, net of accumulated amortization	951	1,137
Customer relationships	17,156	19,205
Accumulated amortization	(7,062)	(7,341)
Customer relationships, net of accumulated amortization	10,094	11,864
Patents	27,298	31,626
Accumulated amortization	(16,933)	(19,282)
Patents, net of accumulated amortization	10,365	12,344
Other intangibles, net of accumulated amortization	$39,330	$46,771

Intangible assets consist of patents, customer relationships, trade names and developed/core product technology and are amortized over the estimated useful life of the assets, generally between five and nine years. There are no expected residual values related to these intangible assets.

(9)	Long-Term Debt

Long-term debt at September 30, 2008 and June 30, 2008 consists of the following (in thousands):

	September 30, 2008	June 30, 2008
Long-term loans	$36,566	$43,775
Capital lease	81	90
Current portion of long-term debt	$36,647	$43,865
Long-term loans	$108,075	$93,314
Capital lease	405	475
Non current portion of long-term debt	$108,480	$93,789

Revolving Facility

On March 13, 2006, our wholly owned subsidiaries ResMed Corp., ResMed Motor Technologies Inc. (formerly known as Servo Magnetics Inc.) and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $65 million. Payment of principal must be made to reduce the total outstanding principal to $55 million on March 1, 2009 and the entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At September 30, 2008 there was $56 million outstanding under this loan.

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

The entire principal amount of the revolving loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related document or a 35% or more change in control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc. or ResMed EAP Holdings Inc. At September 30, 2008, we were in compliance with our debt covenants.

Syndicated Facility

On June 8, 2006, our wholly owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches (the “Syndicated Facility Agreement”).

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a syndicated facility agreement dated May 16, 2005, between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SAS. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At September 30, 2008, the Tranche A facility loan had an amount outstanding of EUR 37.75 million, equivalent to approximately U.S. dollars (“USD”) 53.2 million.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Long-Term Debt, Continued

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At September 30, 2008, the Tranche B facility loan had outstanding amounts of GBP 3.0 million, equivalent to approximately USD 5.3 million and an outstanding USD amount of USD 9.0 million.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount must be repaid in full by June 8, 2009. At September 30, 2008, the Tranche C facility loan had an amount outstanding of EUR 15.0 million, equivalent to approximately USD 21.1 million.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million Sterling. At September 30, 2008, there were $nil amounts outstanding under any of these arrangements.

First Amended and Restated Syndicated Facility Agreement

On September 30, 2008, our wholly-owned Australian subsidiary, ResMed Limited, agreed to amend and restate the Syndicated Facility Agreement entered into on June 8, 2006. The amended and restated agreement (“First Amended and Restated Syndicated Facility Agreement”) with the Hong Kong and Shanghai Banking Corporation, Sydney Branch as financier and HSBC Bank Australia Limited as facility agent and security trustee, provides for an additional Tranche D term loan facility in the amount of 50 million US dollars. The financier has the right to assign part or all of its rights and/or obligations under the First Amended and Restated Syndicated Facility Agreement to other financial institutions.

The additional $50 million loan facility will be used for general corporate purposes. The additional loan facility bears interest at a rate equal to LIBOR for deposits denominated in US dollars, plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and subsidiaries for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2009. At September 30, 2008 there were no amounts outstanding.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Long-Term Debt, Continued

The loan facility is secured by a pledge of one hundred percent of the shares of ResMed Inc.’s subsidiary, Saime SAS, pursuant to a pledge agreement. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Limited maintains certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the loan and any accrued, but unpaid, interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement. Events of default include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Limited and its subsidiaries, and if ResMed Inc. ceases to control ResMed Limited, ResMed Corp., ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited, Take Air Medical Handels-GmbH or Saime SAS.

The obligations of ResMed Limited under the loan facility are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At September 30, 2008, we were in compliance with our debt covenants.

Capital Lease

As part of the acquisition of Saime SAS, we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

Details of contractual debt maturities at September 30, 2008 are as follows (in thousands):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$144,641	36,566	17,608	90,467	-	-	-

Capital leases	$486	81	81	81	81	81	81
Total	$145,127	$36,647	$17,689	$90,548	$81	$81	$81

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Restructuring Expenses

Restructuring expenses incurred during the three months ended September 30, 2008 and 2007 were $nil and $2.3 million, respectively. Restructuring expenses consisted predominantly of expenses associated with our decision to streamline European management including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands. This mainly comprised of employee termination costs, leasehold improvement write-downs and property lease exit costs.

Following is a summary of the restructuring liabilities related to the restructure of our European operations during the three months ended September 30, 2008 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at July 1, 2008	$97	$98	$195
Cash payments and asset write-downs	(97)	(98)	(195)
Balance at September 30, 2008	$-	$-	$-

(11)	Stockholders’ Equity

Common Stock. On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of outstanding common stock. During the three months ended September 30, 2008, we repurchased 0.7 million shares at a cost of $24.1 million. At September 30, 2008, we have repurchased a total of 5.5 million shares at a cost of $167.1 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

Preferred Stock. In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2008.

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by our stockholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. On August 21, 2006, the Board of Directors approved a reduction in the number of shares available for grant under the ESPP to 500,000 shares, effective as of November 9, 2006, the date of the stockholder approval of the 2006 Plan. The number of securities remaining available for future issuance under the ESPP at September 30, 2008 is 261,000.

During the three months ended September 30, 2008, we recognized $0.4 million of stock-based compensation expense associated with the ESPP.

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

The maximum number of shares of our common stock authorized for issuance under the 2006 Plan is 7,800,000 shares. The number of securities remaining available for future issuance under the 2006 Plan at September 30, 2008 is 3,102,000. The number of shares of our common stock available for issuance under the 2006 Plan will be reduced by (i) two and one tenth (2.1) shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2006 Plan to any individual during any calendar year, may not exceed 1,000,000 shares of our common stock.

At September 30, 2008, there was $45.2 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.5 years. The aggregate intrinsic value of the options outstanding and the options exercisable at September 30, 2008 was $82.6 million and $76.0 million, respectively. The aggregate intrinsic value of the options exercised during the three months ended September 30, 2008 and September 30, 2007 was $6.2 million and $3.2 million, respectively. The total fair value of options that vested during the three months ended September 30, 2008 and September 30, 2007 was $1.8 million and $2.4 million, respectively.

The following table summarizes option activity during the three months ended September 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at beginning of period	9,683,816	$34.69	6.2
Granted	87,000	37.51
Exercised	(336,425)	25.84
Forfeited	(151,975)	28.88
Outstanding at end of period	9,282,416	34.91	5.6
Exercise price range of granted options	$37.34 - $38.31
Options exercisable at end of period	4,730,777	27.37

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(12)	Legal Actions and Contingencies

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

On April 23, 2007, we initiated a worldwide voluntary recall of approximately 300,000 units of our S8 flow generators, manufactured between July 2004 and May 15, 2006, as there is a remote potential for a short circuit in the power supply connector. We have worked with our distribution partners globally to provide a replacement device to patients who have an affected S8 flow generator. The initial estimated cost of this action was $59.7 million which was recognized as a charge to cost of sales in the consolidated statement of income during the year ended June 30, 2007. During the year ended June 30, 2008 and the three months ended September 30, 2008 we also recognized additional charges of $3.1 million and $0.2 million, respectively, due to an increase in return rates and consulting charges. These costs represented our best estimate of probable costs based on current available data and accounted for factors such as expected return rates for the affected units, unit replacement costs, legal, consulting, logistical and temporary contractor expenses directly associated with the recall. We expect negligible additional costs associated with the recall and at September 30, 2008 there is no remaining recall accrual.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(13)	Voluntary Product Recall Expenses

Following is a summary of the liabilities related to the voluntary product recall that were recorded during the three months ended September 30, 2008 (in thousands):

Total accrued costs
Balance at July 1, 2008	$1,028
Voluntary product recall expenses	227
Cash payments	(1,175)
Foreign currency translation	(80)
Balance at September 30, 2008	$-

(14)	Other, net

The components of other, net, were as follows (in thousands):

	Three months ended September 30,
	2008	2007
Gain/(loss) on foreign currency transactions and hedging	($1,211)	($439)
Other	143	174
	($1,068)	($265)

(15)	Fair Value Measurements

On July 1, 2008 we adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) for financial assets and liabilities recognized on a recurring basis. In accordance with FASB Staff Position 157-2, Effective date of FASB Statement 157, we have deferred the applications of FAS 157 for our nonfinancial assets and liabilities until fiscal year 2010. FAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements for fair value measurements. The adoption of FAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.

In determining the fair value measurements of our financial assets and liabilities, we consider the principal and most advantageous market in which we transact and consider assumptions that market participants would use when pricing the financial asset or liability. In accordance with FAS157, we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The hierarchies of inputs required by FAS157 are as follows:

•	Level 1: Input prices quoted in an active market for identical financial assets or liabilities;

•

Level 2: Inputs other than prices quoted in Level 1, such as prices quoted for similar financial assets and liabilities in active markets, prices for identical assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data

•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(15)	Fair Value Measurements, Continued

The following table summarizes our financial assets and liabilities using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$302,075	$-	$-	$302,075
Investment securities	-	4,460	-	4,460
Cost-method investments	-	-	2,211	2,211
Foreign currency options	-	629	-	629
	$302,075	$5,089	$2,211	$309,375

We determine the fair value of our financial assets as follows:

Cash and cash equivalents – The valuation used for our cash and other money market funds are derived from quoted market prices due to their short term nature and there is an active market for these financial instruments.

Investment securities – These securities represent our auction rate securities as described in Note 3. At September 30, 2008, we had investments totaling $5.0 million at par value with an estimated fair value of $4.5 million. The value of these securities are calculated by third party valuation models based on observable market prices and inputs including future cash flows, yields and spreads.

Cost-method investments – These investments include our holdings in privately held service companies and research companies that are not exchange traded and therefore not supported with observable market prices. However these investments are valued by reference to their net asset values which can be market supported and observable inputs including future cash flows.

Foreign currency options – These financial instruments are valued using third party valuation models based on market observable inputs, including interest rate curves, on market spot currency prices, volatilities and credit risk.

The following table shows a reconciliation of the three months ended September 30, 2008 for fair value measurements using significant unobservable inputs (thousands):

Cost-Method Investments
Balance at July 1, 2008	$1,405
Purchases	899
Foreign currency translation	(93)
Balance at September 30, 2008	$2,211

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and elsewhere in this report.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the quarter ended September 30, 2008. Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Resmed Inc. MD&A is provided as a supplement to, and should be read in conjunction with selected financial data and consolidated financial statements and notes, included herein.

During the quarter ended September 30, 2008 we continued our efforts in building awareness of the consequences of untreated SDB and to grow our business in this market. In our efforts we have attempted to raise awareness through market and clinical initiatives highlighting the increasing link between the potential effect SDB can have on cardiovascular diseases and Type 2 diabetes. In September 2008, the European Society of Cardiologists published guidelines for the treatment of acute and chronic heart failure. For the first time, the guidelines noted that patients with symptomatic heart failure frequently have sleep-related disorders (central or obstructive sleep apnea) and recommended treatment with CPAP for patients diagnosed with obstructive sleep apnea. Just three months earlier the International Diabetes Federation issued a consensus statement on sleep disordered breathing and Type 2 Diabetes, where the substantial value of identifying and treating diabetic patients suffering from sleep disordered breathing was also recognized and recommended. The increasing awareness among the co-morbidity specialists supports the efforts and investment we are making in new markets, including diabetes and cardiology.

We are committed to ongoing investment in research and development and product enhancements. During the quarter ended September 30, 2008 we invested $17.3 million on research and development activities, which represents 8% of revenue. Since the development of CPAP, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active, particularly in both the mask and bilevel categories. We plan to introduce new masks in both Europe and the US during the second quarter of fiscal 2009, including the release of Swift LT for Her, which will be the first nasal pillows product released that has been designed and marketed specifically for female patients. Additionally, during the quarter ended September 30, 2008, we released a series of new bilevels in Europe and the VPAP IV in North and Latin America. All of these bilevels utilize our patented EasyBreathe motor technology, providing what we believe to be unparalleled performance at up to 90% less noise than other leading competitors.

During the quarter ended September 30, 2008, our net revenue increased by 17% when compared to the quarter ended September 30, 2007. These results were primarily driven by increasing unit sales of our flow generators, masks and accessories, including sales from our new S8 II flow generators and Swift LT nasal pillows. Gross margin was 58% for the quarter ended September 30, 2008 compared to 60% for the same period in fiscal 2007. For the quarter ended September 30, 2008, we recognized acquisition related amortization expenses and stock-based compensation costs of $1.9 million and $5.6 million, respectively. Diluted earnings per share for the quarter ended September 30, 2008 increased to $0.36 per share, up from $0.31 per share in the quarter ended September 30, 2007.

Total operating cash flow for the quarter ended September 30, 2008, was $67.9 million compared to $28.1 million for the quarter ended September 30, 2007. At September 30, 2008, our cash and cash equivalents totaled $302.1 million, our total assets were $1.3 billion and our stockholders’ equity was $1.0 billion. During the quarter ended September 30, 2008, we repurchased 0.7 million shares at a cost of $24.1 million as part of our approved share buy-back program.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Revenue

Net revenue increased for the quarter ended September 30, 2008 to $217.9 million as compared to $185.7 million for the quarter ended September 30, 2007, an increase of $32.2 million or 17%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $5.8 million during the quarter ended September 30, 2008. Excluding the impact of favorable foreign currency movements, sales for the quarter ended September 30, 2008 increased by 14% compared to the quarter ended September 30, 2007

Net revenue in North and Latin America increased for the quarter ended September 30, 2008 to $113.6 million from $97.7 million for the quarter ended September 30, 2007, an increase of 16%. We believe this growth has been generated by increased public and physician awareness of sleep-disordered breathing and growth generated from our recent product releases including the S8II flow generator, Swift LT nasal pillows mask and Mirage Quattro full-face mask.

Net revenue in markets outside North and Latin America for the quarter ended September 30, 2008 increased to $104.3 million from $88.1 million compared to the quarter ended September 30, 2007, an increase of 18%. This sales growth outside North and Latin America predominantly reflects growth in the overall sleep-disordered breathing market, growth generated from our recent product releases including the S8II flow generator and Mirage Quattro full-face mask and the positive impact from movements of international currencies against the U.S. dollar. Excluding the impact of movements in international currencies, international sales grew by 12%.

Sales of flow generators, including humidifiers, for the quarter ended September 30, 2008 totaled $125.5 million, an increase of 17% compared to the quarter ended September 30, 2007 of $107.1 million, with an increase of 14% in North and Latin America and increases of 20% elsewhere. Revenue from sales of mask systems, motors and other accessories for the quarter ended September 30, 2008 totaled $92.4 million, an increase of 17% compared to the quarter ended September 30, 2007 of $78.6 million, including increases of 19% in North and Latin America and 15% elsewhere. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

Gross Profit

Gross profit increased for the quarter ended September 30, 2008 to $127.1 million from $111.8 million for the quarter ended September 30, 2007, an increase of $15.3 million or 14%. Gross profit as a percentage of net revenue for the quarter ended September 30, 2008 decreased to 58% from 60% for the quarter ended September 30, 2007.

The lower gross margin is primarily due to a general reduction in average selling prices and appreciation of the Australian dollar against the U.S. dollar, partially offset by manufacturing and supply chain improvements and the resulting cost savings.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended September 30, 2008 to $71.3 million from $62.9 million for the quarter ended September 30, 2007, an increase of 13%. Selling, general and administrative expenses, as a percentage of net revenue, were 33% for the three months ended September, 2008 compared to 34% for the three months ended September 30, 2007.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth. The increase in selling, general and administrative expenses was also attributable to the net appreciation of international currencies against the U.S. dollar, which added approximately $2.2 million to our expenses for the three months ended September 30, 2008, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expenses to continue in the range of 32% to 34%, including stock-based compensation expense.

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2008 to $17.3 million from $13.0 million for the three months ended September 30, 2007, an increase of 33%. Research and development expenses, as a percentage of net revenue, were 8%, for the three months ended September 30, 2008, compared to the 7% for the three months ended September 30, 2007.

The increase in research and development expenses was primarily due to an increase in charges for consulting fees and an increase in clinical trials, including the SERVE-HF study. The increase in research and development expenses was also due to the net appreciation of international currencies against the U.S. dollar, which added approximately $0.5 million to our expenses for the three months ended September 30, 2008, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue in the range of 6% to 8%.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2008 totaled $1.9 million, respectively, as compared to $1.8 million for the three months ended September 30, 2007, respectively. The increase in amortization expense is mainly attributable to the appreciation of the Euro against the U.S. dollar as the majority of the acquired intangible assets are denominated in Euros.

Restructuring Expenses

Restructuring expenses incurred during the three months ended September 30, 2008 were $nil compared to $2.3 million for the three months ended September 30, 2007. Restructuring expenses consisted of expenses associated with our decision to streamline European management, including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income (Expense), Net

Other income for the three months ended September 30, 2008 was $2.2 million, compared to $2.0 million for the three months ended September 30, 2007. The increase in other income for the three months ended September 30, 2008 was predominantly due to higher interest income on additional cash balances offset by losses on foreign currency transactions and hedging.

Income Taxes

Our effective income tax rate of approximately 27.6% for the three months ended September 30, 2008 was lower than our effective income tax rate of approximately 28.6% for the three months ended September 30, 2007, primarily due to a change in the geographic mix of taxable income and an increase in concessional R&D tax claims. We also continue to benefit from the relatively low Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate a majority of our taxable income in Australia.

Net Income

As a result of the factors above, our net income for the three months ended September 30, 2008 was $28.0 million or $0.36 per diluted share compared to net income of $24.1 million or $0.31 per diluted share for the three months ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008 and June 30, 2008, we had cash and cash equivalents of $302.1 million and $321.1 million, respectively. Working capital was $510.9 million and $546.6 million at September 30, 2008 and June 30, 2008, respectively.

Inventories at September 30, 2008 decreased by $21.5 million or 13% to $145.6 million compared to September 30, 2007 inventories of $167.1 million. The percentage decrease in inventories reflects improved working capital management and the impact of movements in foreign currency exchange rates, particularly the depreciation of the Australian dollar and Euro relative to the U.S. dollar.

Accounts receivable at September 30, 2008 were $175.8 million, an increase of $9.4 million or 6% over the September 30, 2007 accounts receivable balance of $166.4 million. This increase was lower than the 17% incremental increase in revenues for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Accounts receivable days outstanding of 75 days at September 30, 2008, decreased by 4 days compared to the 79 days at September 30, 2007. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2008 and June 30, 2008 was 2.9% and 2.5%, respectively. The credit quality of our customers remains consistent with our past experience.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

During the three months ended September 30, 2008, we generated cash of $67.9 million from operations. Movements in foreign currency exchange rates during the three months ended September 30, 2008 had the effect of decreasing our cash and cash equivalents by $52.4 million, as reported in U.S. dollars. Capital expenditures for the three months ended September 30, 2008, and 2007 aggregated $34.5 million and $18.4 million, respectively. The capital expenditures for the three months ended September 30, 2008 primarily reflected the construction of our new corporate headquarters in Kearny Mesa, San Diego, computer hardware and software, rental and loan equipment and the purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $329.1 million at September 30, 2008.

On July 7, 2005, we purchased a 9.78-acre parcel of land in San Diego for $21.0 million. The new location at Kearny Mesa, San Diego will allow us to develop a new corporate headquarters. To date we have incurred expenditures of $53.9 million in relation to the construction of our new corporate headquarters and we estimate additional construction costs of approximately $43.0 million to complete the project. We drew down an additional $21 million during the quarter from our revolving loan facility to fund the construction. We expect to complete the project in the final quarter of fiscal 2009 and to fund the remaining project costs through a combination of cash on hand and our undrawn revolving loan facility of $9 million.

Details of contractual obligations at September 30, 2008 are as follows:

	Payments Due by Period
In $000’s	Total	Sep 30, 2009	Sep 30, 2010	Sep 30, 2011	Sep 30, 2012	Sep 30, 2013	Thereafter
Long-Term Debt	$144,641	36,566	17,608	90,467	-	-	-
Operating Leases	$44,024	13,143	9,615	7,120	3,291	2,189	8,666
Capital Leases	$486	81	81	81	81	81	81
Unconditional Purchase Obligations	$83,892	82,273	1,270	334	15	-	-
Total Contractual Obligations (A)	$273,043	132,063	28,574	98,002	3,387	2,270	8,747
(A)

The liabilities related to unrecognized tax benefits as disclosed within Note 14 of the financial statements are not included in the above contractual obligations because the timing cannot be reliably estimated.

Details of other commercial commitments as at September 30, 2008 are as follows:

	Amount of Commitment Expiration Per Period
In $000’s	Total	Sep 30, 2009	Sep 30, 2010	Sep 30, 2011	Sep 30, 2012	Sep 30, 2013	Thereafter
Standby Letters of Credit	$37	37	-	-	-	-	-
Guarantees*	$109,922	1,314	997	104,054	22	-	3,535
Total Commercial Commitments	$109,959	1,351	997	104,054	22	-	3,535
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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Revolving Facility

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $65 million. Payment of principal must be made to reduce the total outstanding principal to $55 million on March 1, 2009; and the entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). The Loan Agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and that certain of our subsidiaries maintain a minimum EBITDA and liquidity. We are currently in compliance with all of these covenants. At September 30, 2008 there was $56 million outstanding under this loan.

Syndicated Facility

On June 8, 2006, our wholly owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches (the “Syndicated Facility Agreement”).

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a syndicated facility agreement dated May 16, 2005, between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SAS. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At September 30, 2008, the Tranche A facility loan had an amount outstanding of EUR 37.75 million, equivalent to approximately U.S. dollars (“USD”) 53.2 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At September 30, 2008, the Tranche B facility loan had outstanding amounts of GBP 3.0 million, equivalent to approximately USD 5.3 million and an outstanding USD amount of USD 9.0 million.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount must be repaid in full by June 8, 2009. At September 30, 2008, the Tranche C facility loan had an amount outstanding of EUR 15.0 million, equivalent to approximately USD 21.1 million.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million Sterling. At September 30, 2008, there were no amounts outstanding.

First Amended and Restated Syndicated Facility Agreement

On September 30, 2008, our wholly-owned Australian subsidiary, ResMed Limited, agreed to amend and restate the Syndicated Facility Agreement entered into on June 8, 2006. The amended and restated agreement (“First Amended and Restated Syndicated Facility Agreement”) with the Hong Kong and Shanghai Banking Corporation, Sydney Branch as financier and HSBC Bank Australia Limited as facility agent and security trustee, provides for an additional Tranche D term loan facility in the amount of 50 million US dollars. The financier has the right to assign part or all of its rights and/or obligations under the First Amended and Restated Syndicated Facility Agreement to other financial institutions

The additional $50 million loan facility will be used for general corporate purposes. The additional loan facility bears interest at a rate equal to LIBOR for deposits denominated in US dollars, plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and subsidiaries for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2009. At September 30, 2008 there were no amounts outstanding.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations, our $9 million undrawn revolving line of credit with Union Bank of California and our $60.5 million in undrawn facilities with HSBC.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Common stock

On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of outstanding common stock. During the three ended September 30, 2008, we repurchased 0.7 million shares at a cost of $24.1 million. At September 30, 2008, we have repurchased a total of 5.5 million shares at a cost of $167.1 million.

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

(8) Income Tax. We have adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on July 1, 2007. In accordance with FIN 48 we assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FASB 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157 (“FSP 157-2”), which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those items which are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted this standard on July 1, 2008 and it did not have a material impact on our financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles (GAAP), such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain or loss from a change in fair value recorded in the income statement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Based upon our analysis and implementation of SFAS 159 as it relates to our balance sheet accounts, we did not elect the fair value option permitted in SFAS 159 for any of our eligible financial assets or liabilities. Therefore, SFAS 159 did not have any impact on our unaudited condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, investment securities and debt. At September 30, 2008, we maintain cash and cash equivalents containing financial instruments that have original maturities of less than twelve months. These financial instruments principally comprised of bank term deposits and at call accounts are invested at both short term fixed interest rates and variable interest rates. At September 30, 2008, we had total long-term debt, including the current portion of those obligations, of $145.1 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2008, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Market Risk, continued

The table below provides information in U.S. dollar equivalents on our foreign-currency-denominated financial assets at September 30, 2008 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar (AUD)	US Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)	Singapore Dollar (SGD)	New Zealand Dollar (NZD)	Swedish Krona (SEK)	Swiss Franc (CHF)	Sth African Rand (ZAR)	Norwegian Kroner (NOK)
AUD Functional
Currency Entities:
Assets		94,279	78,799	3,470	-	1,044	856	1,231	3,564	-	266
Liability		(40,366)	(85,647)	(5,738)	-	(132)	(103)	(7)	(23)	-	(272)
Net Total		53,913	(6,848)	(2,268)	-	912	753	1,224	3,541	-	(6)
USD Functional
Currency Entities:
Assets	39,570	-	-	-	2,854	-	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-	-	-
Net Total	39,570	-	-	-	2,854	-	-	-	-	-	-
EURO Functional
Currency Entities:
Assets	6,584	1	-	-	-	-	-	-	-	-	-
Liability	-	(2)	-	(524)	-	-	-	(5)	(12)	-	(11)
Net Total	6,584	(1)	-	(524)	-	-	-	(5)	(12)	-	(11)
GBP Functional
Currency Entities:
Assets	-	719	13,129	-	-	-	-	-	-	459	-
Liability	-	-	(12,677)	-	-	-	-	-	-	-	-
Net Total	-	719	452	-	-	-	-	-	-	459	-
CHF Functional
Currency Entities:
Assets	-	276	29	3	-	-	-	-	-	-	-
Liability	-	(17)	(244)	-	-	-	-	-	-	-	-
Net Total	-	259	(215)	3	-	-	-	-	-	-	-
MYR Functional
Currency Entities:
Assets	203	43	21	21	-	-	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-	-	-
Net Total	203	43	21	21	-	-	-	-	-	-	-
NOK Functional
Currency Entities:
Assets	-	-	-	-	-	-	-	-	-	-	-
Liability	-	(112)	(179)	(83)	-	-	-	(58)	(21)	-	-
Net Total	-	(112)	(179)	(83)	-	-	-	(58)	(21)	-	-
SEK Functional
Currency Entities:
Assets	-	-	-	-	-	-	-	-	-	-	-
Liability	-	(112)	(9)	(30)	-	-	-	-	-	-	(19)
Net Total	-	(112)	(9)	(30)	-	-	-	-	-	-	(19)

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Market Risk, continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at September 30, 2008. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates) Foreign Exchange Call Options				Fair Value Assets/(Liabilities)
	FY 2009	FY 2010	Total	Sep 30, 2008	June 30, 2008
Receive AUD/Pay USD
Option amount	$73,000	$42,000	$115,000	$489	$4,493
Ave. contractual exchange rate	AUD 1 = USD 0.9046	AUD 1 = USD 0.9738	AUD 1 = USD 0.9287
Receive AUD/Pay Euro
Option amount	$6,339	$12,677	$19,016	$54	$381
Ave. contractual exchange rate	AUD 1 = Euro 0.6667	AUD 1 = Euro 0.6409	AUD 1 = Euro 0.6493
Receive AUD/Pay GBP
Option Amount	$10,677	$2,669	$13,346	$86	$143
Ave. contractual exchange rate	AUD 1 = GBP 0.4887	AUD 1 = GBP 0.5120	AUD 1 = GBP 0.4932

Credit Market Risk

At September 30, 2008, we held a number of investment securities in Aaa rated auction securities with various maturities between July 2039 and November 2047. These investments had regular roll-over or auction dates at which time the interest rates were re-set or the investments were redeemed for cash. During the three months ended September 30, 2008, there were failed auctions with respect to these investments due to the current liquidity issues surrounding the domestic and global capital markets. In the event we need to access funds invested in these auction rate securities, we may not be able to liquidate these securities at the fair value recorded on September 30, 2008 until a future auction of these securities is successful or a buyer is found outside of the auction process; however, we believe the current lack of liquidity of these investments is temporary due to the current market conditions and our intention to hold these investments until there is an overall improvement in global credit markets. Accordingly we have reclassified these securities from current to non-current assets and recorded the excess of the carrying value over the fair value of $0.5 million to comprehensive income within shareholder’s equity to reflect the fair market value of these securities at September 30, 2008. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

PART II —OTHER INFORMATION

Item 1	Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 12, “Legal Actions and Contingencies,” to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At September 30, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2008 with the exception of the following:

Our results of operations may be materially affected by global economic conditions generally, including conditions in the financial markets. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the financial markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. It is difficult to predict how long the current economic conditions will continue and whether the economic conditions will continue to deteriorate. If the economic climate in the U.S. or outside the US continues to deteriorate or there is a shift in government spending priorities, customers or potential customers could reduce or delay their purchases, which could impact our revenue, our ability to manage inventory levels, collect customer receivables, and ultimately decrease our profitability.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2008	622,500	36.87	622,500	(622,500)
August 2008	30,100	37.89	30,100	(30,100)
September 2008	-	-	-	-
Total	652,600	$36.92	652,600	2,471,782

(1)

On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of our outstanding common stock. For the three months ended September, 2008 and 2007, we repurchased 652,600 and 412,600 shares at a cost of $24.1 million and $15.6 million, respectively. Since the inception of the share buyback program, we have repurchased 5,528,218 shares at a cost of $167.1 million.

Item 3	Defaults Upon Senior Securities

None

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

3.1	First Restated Certificate of Incorporation of ResMed Inc. (1)
3.2	Fourth Amended and Restated Bylaws of ResMed Inc. (2)
10.3	First Amended and Restated Revolving Loan Agreement dated September 30, 2008 (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on December 14, 2007.
(3)	Incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on October 6, 2008.

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2008

ResMed Inc.

/s/ KIERAN T. GALLAHUE

Kieran T. Gallahue
Chief Executive Officer

/s/ BRETT A. SANDERCOCK

Brett A. Sandercock
Chief Financial Officer