Form 10-Q
period 2008-12-31
RESMED INC
filed 2009-02-06
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

At January 27, 2009, there were 75,881,113 shares of Common Stock ($0.04 par value) outstanding. This number excludes 5,584,207 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information	3

Item 1	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) as of December 31, 2008 and June 30, 2008	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months Ended December 31, 2008 and 2007 and the Six Months Ended December 31, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended December 31, 2008 and 2007	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4	Controls and Procedures	44

Part II	Other Information	45

Item 1	Legal Proceedings	45

Item 1A	Risk Factors	45

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3	Defaults Upon Senior Securities	46

Item 4	Submission of Matters to a Vote of Security Holders	46

Item 5	Other Information	46

Item 6	Exhibits	47

	Signatures	48

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2008	June 30, 2008

ASSETS
Current assets
Cash and cash equivalents	320,485	$321,078
Accounts receivable, net of allowance for doubtful accounts of $5,671 December 31, 2008 and $4,935 at June 30, 2008	185,733	192,200
Inventories, net (note 4)	143,064	158,251
Deferred income taxes	37,688	31,355
Income taxes receivable	2,098	17,115
Prepaid expenses and other current assets	17,325	19,241

Total current assets	706,393	739,240

Non-current assets
Property, plant and equipment, net (note 6)	328,110	357,057
Goodwill (note 7)	211,320	234,647
Other intangibles (note 8)	36,495	46,771
Deferred income taxes	18,415	16,162
Other assets	2,351	7,508
Investment securities (note 3)	4,044	4,615

Total non-current assets	600,735	666,760

Total assets	$1,307,128	$1,406,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$54,456	$56,308
Accrued expenses	53,942	61,338
Deferred revenue	20,918	26,133
Income taxes payable	25,593	3,799
Deferred income taxes	1,140	1,150
Current portion of long-term debt (note 9)	67,553	43,865

Total current liabilities	223,602	192,593

Non-current liabilities
Deferred income taxes	14,683	18,333
Deferred revenue	16,064	15,673
Income taxes payable	3,856	3,837
Long-term debt (note 9)	85,350	93,789

Total non-current liabilities	119,953	131,632

Total liabilities	343,555	324,225

Commitments and contingencies (notes 12 and 13)	-	-
Stockholders’ equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-

Common stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 75,781,305 at December 31, 2008 and 75,975,031 at June 30, 2008 (excluding 5,584,247 and 4,875,618 shares held as treasury stock, respectively)	303	304
Additional paid-in capital	496,496	468,346
Retained earnings	610,222	548,343
Treasury stock, at cost	(169,042)	(142,987)
Accumulated other comprehensive income (note 5)	25,594	207,769

Total stockholders’ equity	963,573	1,081,775

Total liabilities and stockholders’ equity	$1,307,128	$1,406,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Net revenues	$222,980	$202,679	$440,911	$388,419
Cost of sales	91,955	81,348	182,759	155,311

Gross profit	131,025	121,331	258,152	233,108

Operating expenses:
Selling, general and administrative	70,086	67,644	141,424	130,527
Research and development	14,915	14,919	32,208	27,932
Amortization of acquired intangible assets	1,694	1,917	3,627	3,738
Donation to Foundation	1,000	-	1,000	-
Restructuring expenses (note 10)	-	18	-	2,314

Total operating expenses	87,695	84,498	178,259	164,511

Income from operations	43,330	36,833	79,893	68,597

Other income (expense), net:
Interest income (expense), net	2,666	2,354	5,898	4,668
Other, net	985	(340)	(83)	(606)

Total other income (expense), net	3,651	2,014	5,815	4,062

Income before income taxes	46,981	38,847	85,708	72,659
Income taxes	13,128	11,986	23,829	21,673

Net income	$33,853	$26,861	$61,879	$50,986

Basic earnings per share	$0.45	$0.35	$0.82	$0.66
Diluted earnings per share (note 2-j)	$0.44	$0.34	$0.80	$0.65

Basic shares outstanding (000’s)	75,742	77,445	75,678	77,507
Diluted shares outstanding (000’s)	77,358	78,599	77,269	78,770

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Six Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$61,879	$50,986

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,019	28,117
Stock-based compensation costs	12,422	9,819
Amortization of deferred borrowing costs	110	81
Provision for product warranties	1,010	1,139
Foreign currency revaluation	20,147	57
Write-down of cost-method investments	1,105	-
Tax benefit from stock option exercises	(1,440)	(2,797)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(11,139)	1,929
Inventories, net	(7,012)	(3,659)
Prepaid expenses, net deferred income taxes and other current assets	(85)	(2,514)
Accounts payable, accrued expenses and other liabilities	21,383	(36,108)

Net cash provided by operating activities	124,399	47,050

Cash flows from investing activities:
Purchases of property, plant and equipment	(61,861)	(40,294)
Capitalized interest	(1,201)	(557)
Patent registration costs	(2,268)	(2,938)
Purchases of foreign currency options	(710)	(318)
Business acquisitions	(322)	-
Proceeds from exercise of foreign currency options	814	-
Proceeds from disposal of business assets and contracts	1,441	-
Purchases of cost-method investment	(899)	-
Proceeds from sale of investment securities	-	16,450
Purchases of investment securities	-	(6,500)

Net cash used in investing activities	(65,006)	(34,157)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	12,739	13,822
Proceeds from borrowing	71,000	15,000
Tax benefit from stock option exercises	1,440	2,797
Purchases of treasury stock	(28,977)	(24,559)
Repayment of borrowings	(37,912)	(5,108)

Net cash provided by/(used in) financing activities	18,290	1,952

Effect of exchange rate changes on cash	(78,276)	5,866

Net (decrease)/increase in cash and cash equivalents	(593)	20,711
Cash and cash equivalents at beginning of period	321,078	257,792

Cash and cash equivalents at end of period	$320,485	$278,503

Supplemental disclosure of cash flow information:
Income taxes paid/(received)	($148)	$15,002
Interest paid	$2,675	$3,248

Goodwill on acquisition	$322	$876
Net acquisition costs accrued	-	(876)

Cash paid for acquisitions, including acquisition costs	$322	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, France and the United States. Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia and Sweden.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

The condensed consolidated financial statements for the three and six months ended December 31, 2008 and 2007 are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2008.

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

Cash equivalents include certificates of deposit, commercial paper and other highly liquid investments and are stated at cost, which approximates market. Investments with original maturities of 180 days or less are considered to be cash equivalents for purposes of the condensed consolidated statements of cash flows.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three months and six months ended December 31, 2008, we capitalized $0.6 million and $1.2 million, respectively, of interest relating to such construction costs. During the three months and six months ended December 31, 2007, we capitalized interest of $0.4 and $0.6 million, respectively.

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

The weighted average shares used to calculate basic earnings per share were 75,742,000 and 77,445,000 for the three months ended December 31, 2008 and 2007, respectively and were 75,678,000 and 77,507,000 for the six months ended December 31, 2008 and 2007. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,616,000 and 1,154,000 for the three months ended December 31, 2008 and 2007, respectively and 1,591,000 and 1,263,000 for the six months ended December 31, 2008 and 2007, respectively.

Stock options of 8,176,000 and 765,000 for the three months ended December 31, 2008 and 2007, respectively, and stock options of 14,016,000 and 1,257,000 for the six months ended December 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended December 31, 2008 and 2007 and the six months ended December 31, 2008 and 2007 are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Numerator:
Net income, used in calculating diluted earnings per share	$33,853	$26,861	$61,879	$50,986
Denominator:
Basic weighted-average common shares outstanding	75,742	77,445	75,678	77,507
Effect of dilutive securities:
Stock options	1,616	1,154	1,591	1,263
Diluted weighted average shares	77,358	78,599	77,269	78,770
Basic earnings per share	$0.45	$0.35	$0.82	$0.66
Diluted earnings per share	$0.44	$0.34	$0.80	$0.65

PART I - FINANCIAL INFORMATION	Item 1

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

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at December 31, 2008 and June 30, 2008 was $2.1 million and $5.0 million, respectively, which represents the positive fair value of options held by us. These values are included in other assets on the condensed consolidated balance sheets.

We held foreign currency option contracts with notional amounts totaling $139.5 million and $180.6 million at December 31, 2008 and June 30, 2008, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 2010.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(m)	Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, which requires deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the financial statement and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have determined that our future taxable income will be sufficient to recover our deferred tax assets, reported net of any valuation allowance. If in the future we determine that a change has occurred which will not allow this recovery, we will revise any valuation allowance against our deferred tax assets. This will result in a charge against our income tax provision.

The calculation of our effective tax rate is dependant upon the geographic composition of our world wide earnings, tax regulations governing each region and the availability of tax credits. In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations. We recognize these uncertainties based on FIN 48, “Accounting for Uncertainty in Income Taxes”. The final payment of the amounts regarding these uncertainties may ultimately prove to be less than or greater than our estimate. If this occurs there will be either a benefit or a charge to our income tax provision.

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

At December 31, 2008 and June 30, 2008, the investments in debt securities are classified on the accompanying condensed consolidated balance sheet as investment securities.

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

Changes in the liability for product warranty for the six months ended December 31, 2008 are as follows (in thousands):

Balance at July 1, 2008	$6,863

Warranty accruals for the six months ended December 31, 2008	4,298

Warranty costs incurred for the six months ended December 31, 2008	(3,091)

Foreign currency translation adjustments	(1,574)

Balance at December 31, 2008	$6,496

(p)	Impairment of Long-Lived Assets

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

The aggregate carrying amount of our cost-method investments at December 31, 2008 and June 30, 2008, was $1.0 million and $1.4 million, respectively. We review the carrying value of these investments at each balance sheet date and during the three months ended December 31, 2008 we recognized $1.1 million of impairment losses. This was based on the determination that the impairment was other-than temporary due in part to the current uncertainty in the global financial markets and its impact on the wider economy. The written down investments include privately held service companies and research companies. The expense associated with this impairment has been included in the other income (expense) line within the consolidated statements of income. We have determined, subsequent to the impairment charge, that the carrying value of the investments do not exceed their estimated fair values.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-Based Employee Compensation, Continued

We have granted stock options to personnel, including officers and directors, under our 2006 Incentive Award Plan, as amended (the “2006 Plan”) and the Amended and Restated ResMed Inc. 2006 Incentive Award Plan (the “2006 Amended Plan”). These options have expiration dates of seven years from the date of grant and vest over four years. We granted these options with the exercise price equal to the market value as determined at the date of grant. We have also offered to our personnel, including officers and directors, the right to purchase shares of our common stock at a discount under our employee stock purchase plan (“ESPP”).

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

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes valuation model, assuming no dividends and the following assumptions:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Stock options:
Weighted average grant date fair value	$10.54	$12.81	$10.54 - $11.04	$12.81 - $13.60
Weighted average risk-free interest rate	1.8%	3.8%	1.8 - 3.1%	3.2 - 4.6%
Expected option life in years	4.0 - 4.8	4.1 - 4.8	4.0 - 4.8	4.0 - 4.8
Expected volatility	34 - 38%	27 - 28%	27 - 38%	27 - 28%
ESPP purchase rights:
Weighted average risk-free interest rate	5.0%	5.0%	5.0%	5.0%
Expected option life in years	6 months	6 months	6 months	6 months
Expected volatility	30%	30%	30%	30%

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-Based Employee Compensation, Continued

Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from traded options of our stock corresponding to the expected term of the options. We use a combination of the historic and implied volatilities as we believe the addition of the implied volatility is more representative of our future stock price trends. While there is a tradeable market of options on our common stock less emphasis is placed on the implied volatility of these options due to the relative low volumes of these traded options and the difference in the terms compared to our employee options. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

(3)	Investment Securities

The estimated fair value of investment securities as of December 31, 2008 and June 30, 2008 are $4.0 million and $4.6 million, respectively. These investments are diversified among high credit quality investment grade securities in accordance with our investment policy. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

At December 31, 2008, our investment securities were held in Aaa rated auction securities with various maturities between July 2039 and November 2047. These investments had regular roll-over or auction dates at which time the interest rates were re-set or the investments were redeemed for cash. During the six months ended December 31, 2008, there were no auctions with respect to these investments due to the current liquidity issues surrounding the domestic and global capital markets. We continue to earn interest on these investments in accordance with the contract until the next auction occurs. During November 2008, we accepted an offer from UBS that gave us a right to sell our investment securities back to UBS at full par value after June 30, 2010. However, in the event we need to access the funds invested in these auction rate securities prior to June 30, 2010 we may not be able to liquidate these securities at the par value. Therefore given the current market liquidity conditions and our intention to hold these investments until the rights under the UBS offer can be exercised on June 30, 2010 we have reclassified these securities from current to non-current assets. We also believe the current lack of liquidity of these investments is temporary and have therefore recorded the excess of the carrying value of $1.0 million over the fair value to comprehensive income within stockholders equity. Additionally, based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4)	Inventories

Inventories were comprised of the following at December 31, 2008 and June 30, 2008 (in thousands):

	December 31, 2008	June 30, 2008
Raw materials	$51,959	$58,768
Work in progress	2,137	2,165
Finished goods	88,968	97,318
	$143,064	$158,251

(5)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net income	$33,853	$26,861	$61,879	$50,986
Foreign currency translation gains/(losses)	(52,627)	(1,573)	(181,605)	29,307
Unrealized loss on investment securities	(415)	-	(570)	-
Comprehensive (loss)/income	($19,189)	$25,288	($120,296)	$80,293

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of December 31, 2008 and June 30, 2008 (in thousands):

	December 31, 2008	June 30, 2008
Machinery and equipment	$71,351	$83,543
Computer equipment	73,840	85,856
Furniture and fixtures	30,455	36,126
Vehicles	2,875	3,099
Clinical, demonstration and rental equipment	59,174	64,506
Leasehold improvements	19,157	22,609
Land	52,393	63,615
Buildings	126,795	169,076
Construction in Progress	73,345	37,073
	509,385	565,503
Accumulated depreciation and amortization	(181,275)	(208,446)
	$328,110	$357,057

(7)	Goodwill

Changes in the carrying amount of goodwill for the six months ended December 31, 2008 were as follows (in thousands):

Balance at July 1, 2008	$234,647

Foreign currency translation adjustments	(23,649)

Payment of earn-out relating to prior period business acquisition	322

Balance at December 31, 2008	$211,320

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(8)	Other Intangible Assets

Other intangible assets are comprised of the following as of December 31, 2008 and June 30, 2008 (in thousands):

	December 31, 2008	June 30, 2008
Developed/core product technology	$34,246	$38,607
Accumulated amortization	(17,686)	(17,181)
Developed/core product technology, net of accumulated amortization	16,560	21,426
Trade names	1,817	2,049
Accumulated amortization	(938)	(912)
Trade names, net of accumulated amortization	879	1,137
Customer relationships	16,757	19,205
Accumulated amortization	(7,404)	(7,341)
Customer relationships, net of accumulated amortization	9,353	11,864
Patents	25,843	31,626
Accumulated amortization	(16,140)	(19,282)
Patents, net of accumulated amortization	9,703	12,344
Other intangibles, net of accumulated amortization	$36,495	$46,771

Intangible assets consist of patents, customer relationships, trade names and developed/core product technology and are amortized over the estimated useful life of the assets, generally between five and nine years. There are no expected residual values related to these intangible assets.

(9)	Long-Term Debt

Long-term debt at December 31, 2008 and June 30, 2008 consists of the following (in thousands):

	December 31, 2008	June 30, 2008
Long-term loans	$67,473	$43,775
Capital lease	80	90
Current portion of long-term debt	$67,553	$43,865
Long-term loans	$84,969	$93,314
Capital lease	381	475
Non current portion of long-term debt	$85,350	$93,789

Revolving Facility

On March 13, 2006, our wholly owned subsidiaries ResMed Corp., ResMed Motor Technologies Inc. (formerly known as Servo Magnetics Inc.) and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $65 million. Payment of principal must be made to reduce the total outstanding principal to $55 million on March 1, 2009 and the entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At December 31, 2008, there was $55 million outstanding under this loan facility.

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

The entire principal amount of the revolving loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related document or a 35% or more change in control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc. or ResMed EAP Holdings Inc. At December 31, 2008, we were in compliance with our debt covenants.

Syndicated Facility

On June 8, 2006, our wholly owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches (the “Syndicated Facility Agreement”).

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a syndicated facility agreement dated May 16, 2005, between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SAS. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At December 31, 2008, the Tranche A facility loan had an amount outstanding of EUR 27.5 million, equivalent to approximately U.S. dollars (“USD”) 38.4 million.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Long-Term Debt, Continued

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At December 31, 2008 there was $9.0 million outstanding under this loan facility.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount must be repaid in full by June 8, 2009. At December 31, 2008, there were no amounts outstanding under this loan facility.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At December 31, 2008, there were no amounts outstanding under any of these arrangements.

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

The additional $50 million loan facility will be used for general corporate purposes. The additional loan facility bears interest at a rate equal to LIBOR for deposits denominated in US dollars, plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and subsidiaries for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2009. At December 31, 2008 there was $50.0 million outstanding under this loan facility.

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

The obligations of ResMed Limited under the loan facility are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At December 31, 2008, we were in compliance with our debt covenants.

Capital Lease

As part of the acquisition of Saime SAS, we assumed a capital lease over land and buildings. This lease contains an option to purchase the property, for nominal consideration, at the end of the lease term in September 2014.

Details of contractual debt maturities at December 31, 2008 are as follows (in thousands):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$152,442	67,473	-	84,969	-	-	-

Capital leases	$461	80	80	80	80	80	61
Total	$152,903	$67,553	$80	$85,049	$80	$80	$61

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Restructuring Expenses

No restructuring expenses were incurred during the three months and six months ended December 31, 2008. Restructuring expenses incurred during the three and six months ended December 31, 2007 were $18,000 ($15,000 net of tax) and $2.3 million ($1.8 million net of tax), respectively. Restructuring expenses consisted predominantly of expenses associated with our decision to streamline European management including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands. This mainly comprised of employee termination costs, leasehold improvement write-downs and property lease exit costs.

Following is a summary of the restructuring liabilities related to the restructure of our European operations during the six months ended December 31, 2008 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at July 1, 2008	$97	$98	$195
Cash payments and asset write-downs	(97)	(98)	(195)
Balance at December 31, 2008	$-	$-	$-

(11)	Stockholders’ Equity

Common Stock. On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of outstanding common stock. During the three months and six months ended December 31, 2008, we repurchased 0.1 and 0.7 million shares at a cost of $2.0 million and $26.1 million, respectively. At December 31, 2008, we have repurchased a total of 5.6 million shares at a cost of $169.0 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

Preferred Stock. In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2008.

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by our stockholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. On August 21, 2006, the Board of Directors approved a reduction in the number of shares available for grant under the ESPP to 500,000 shares, effective as of November 9, 2006, the date of the stockholder approval of the 2006 Plan. The number of securities remaining available for future issuance under the ESPP at December 31, 2008 is 193,000.

During the three months and six months ended December 31, 2008, we recognized $0.4 million and $0.8 million, respectively of stock-based compensation expense associated with the ESPP and issued 68,520 shares at a share price of $29.97.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Stockholders’ Equity, Continued

Stock Options. We have granted stock options to personnel, including officers and directors, in accordance with the 2006 Plan and the 2006 Amended Plan, which was approved at the annual meeting of the stockholders of RedMed Inc. on November 20, 2008. These options have expiration dates of seven years from the date of grant and vest over four years. We have granted these options with an exercise price equal to the market value as determined at the date of grant.

The maximum number of shares of our common stock authorized for issuance under the 2006 Amended Plan is 9,900,000, an increase from 7,800,000 shares formerly authorized for issuance under the 2006 Plan. The number of securities remaining available for future issuance under the 2006 Amended Plan at December 31, 2008 is 2,866,000. The number of shares of our common stock available for issuance under the 2006 Amended Plan will be reduced by (i) two and four tenths (2.4) shares, an increase from two and one tenth (2.1) shares, for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2006 Amended Plan to any individual during any calendar year, may not exceed 1,500,000 shares of our common stock, an increase from 1,000,000 shares under the 2006 Plan.

At December 31, 2008, there was $62.8 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.9 years. The aggregate intrinsic value of the options outstanding and the options exercisable at December 31, 2008 was $67.8 million and $53.0 million, respectively. The aggregate intrinsic value of the options exercised during the three months and six months ended December 31, 2008 was $1.6 million and $7.8 million respectively. The total fair value of options that vested during the three months and six months ended December 31, 2008 was $14.9 million and $16.7 million, respectively.

The following table summarizes option activity during the six months ended December 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at beginning of period	9,683,816	$34.69	5.6
Granted	2,422,450	31.76
Exercised	(424,260)	24.22
Forfeited	(189,474)	42.41
Outstanding at end of period	11,492,532	34.33	5.6
Exercise price range of granted options	$31.04 - $43.35
Options exercisable at end of period	5,583,802	30.27

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(12)	Legal Actions and Contingencies

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

On April 23, 2007, we initiated a worldwide voluntary recall of approximately 300,000 units of our S8 flow generators, manufactured between July 2004 and May 15, 2006, as there is a remote potential for a short circuit in the power supply connector. We have worked with our distribution partners globally to provide a replacement device to patients who have an affected S8 flow generator. The initial estimated cost of this action was $59.7 million which was recognized as a charge to cost of sales in the consolidated statement of income during the year ended June 30, 2007. During the year ended June 30, 2008, the three months ended December 31, 2008 and the six months ended December 31, 2008 we also recognized additional charges of $3.1 million, nil and $0.2 million, respectively, due to an increase in return rates and consulting charges. These costs represented our best estimate of probable costs based on current available data and accounted for factors such as expected return rates for the affected units, unit replacement costs, legal, consulting, logistical and temporary contractor expenses directly associated with the recall. We expect negligible additional costs associated with the recall and at December 31, 2008 there is no remaining recall accrual.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(13)	Voluntary Product Recall Expenses

Following is a summary of the liabilities related to the voluntary product recall that were recorded during the six months ended December 31, 2008 (in thousands):

Total accrued costs
Balance at July 1, 2008	$1,028
Voluntary product recall expenses	227
Cash payments	(1,175)
Foreign currency translation	(80)
Balance December 31, 2008	$-

(14)	Fair Value Measurements

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

•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(14)	Fair Value Measurements, Continued

The following table summarizes our financial assets and liabilities using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$320,485	$-	$-	$320,485
Investment securities	-	4,044	-	4,044
Cost-method investments	-	-	1,002	1,002
Foreign currency options	-	2,113	-	2,113
	$320,485	$6,157	$1,002	$327,644

We determine the fair value of our financial assets as follows:

Cash and cash equivalents – The valuation used for our cash and other money market funds are derived from quoted market prices due to their short term nature and there is an active market for these financial instruments.

Investment securities – These securities represent our auction rate securities as described in Note 3. At December 31, 2008, we had investments totaling $5.0 million at par value with an estimated fair value of $4.0 million. The value of these securities are calculated by third party valuation models based on observable market prices and inputs including future cash flows, yields and spreads.

Cost-method investments – These investments include our holdings in privately held service companies and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values which can be market supported and observable inputs including future cash flows.

Foreign currency options – These financial instruments are valued using third party valuation models based on market observable inputs, including interest rate curves, on market spot currency prices, volatilities and credit risk.

The following table shows a reconciliation of the six months ended December 31, 2008 for fair value measurements using significant unobservable inputs (thousands):

Cost-Method Investments
Balance at July 1, 2008	$1,405
Purchases	899
Impairment of cost-method investment	(1,105)
Foreign currency translation	(197)
Balance at December 31, 2008	$1,002

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and six months ended December 31, 2008. Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Resmed Inc. MD&A is provided as a supplement to, and should be read in conjunction with selected financial data and consolidated financial statements and notes, included herein.

During the three and six months ended December 31, 2008 we continued our efforts in building awareness of the consequences of untreated SDB and to grow our business in this market. In our efforts we have attempted to raise awareness through market and clinical initiatives highlighting the increasing link between the potential effects SDB can have on cardiovascular diseases and Type 2 diabetes. In September 2008, the European Society of Cardiologists published guidelines for the treatment of acute and chronic heart failure. For the first time, the guidelines noted that patients with symptomatic heart failure frequently have sleep-related disorders (central or obstructive sleep apnea) and recommended treatment with Continuous Positive Airway Pressure, CPAP, for patients diagnosed with obstructive sleep apnea. Just three months earlier the International Diabetes Federation issued a consensus statement on sleep disordered breathing and Type 2 Diabetes, where the substantial value of identifying and treating diabetic patients suffering from sleep disordered breathing was also recognized and recommended. The increasing awareness among the co-morbidity specialists supports the efforts and investment we are making in new markets, including diabetes and cardiology.

We are committed to ongoing investment in research and development and product enhancements. During the three months and six months ended December 31, 2008 we invested $14.9 million and $32.2 million, respectively on research and development activities. Since the development of CPAP, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active, particularly in both the mask and bilevel categories. We have introduced new masks in both Europe and the US during the second quarter of fiscal 2009, including the release of Swift LT for Her, which was the first nasal pillows product released that has been designed and marketed specifically for female patients. Additionally, during the six months ended December 31, 2008, we released a series of new bilevels in Europe and the VPAP IV in North and Latin America. These products utilize our patented EasyBreathe motor technology, providing performance at up to 90% less noise than other leading competitors.

During the quarter ended December 31, 2008, our net revenue increased by 10% when compared to the quarter ended December 31, 2007. These results were primarily driven by increasing unit sales of our flow generators, masks and accessories, including sales from our new VPAP IV bilevel flow generators and Swift LT nasal pillows. Gross margin was 59% for the quarter ended December 31, 2008 compared to 60% for the same period in fiscal 2007. For the quarter ended December 31, 2008, we recognized acquisition related amortization expenses and stock-based compensation costs of $1.7 million and $6.8 million, respectively. Diluted earnings per share for the quarter ended December 31, 2008 increased to $0.44 per share, up from $0.34 per share in the quarter ended December 31, 2007.

Total operating cash flow for the quarter ended December 31, 2008, was $56.5 million compared to $16.9 million for the quarter ended December 31, 2007. At December 31, 2008, our cash and cash equivalents totaled $320.5 million, our total assets were $1.3 billion and our stockholders’ equity was $1.0 billion.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended December 31, 2008 to $223.0 million compared to $202.7 million for the three months ended December 31, 2007, an increase of $20.3 million or 10%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar negatively impacted revenues by approximately $11.1 million during the three months ended December 31, 2008. Excluding the impact of unfavorable foreign currency movements, net revenue for the three months ended December 31, 2008 increased by 16% compared to the three months ended December 31, 2007

Net revenue in North and Latin America increased for the three months ended December 31, 2008 to $123.1 million from $100.2 million for the three months ended December 31, 2007, an increase of 23%. We believe this growth has been generated by increased public and physician awareness of sleep-disordered breathing and growth generated from our recent product releases including the S8II flow generator, VPAP IV bilevel flow generator, Swift LT nasal pillows mask and Mirage Quattro full-face mask. Net international revenue, which includes all markets outside North and Latin America, for the three months ended December 31, 2008 decreased to $99.9 million from $102.5 million compared to the three months ended December 31, 2007, a decrease of 3%. Movements in international currencies against the U.S. dollar negatively impacted international revenues by approximately $11.1 million during the three months ended December 31, 2008. Excluding the impact of movements in international currencies, international sales grew by 8% compared to the three months ended December 31, 2007. This international sales growth predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases including the S8II flow generator, VPAP IV bilevel flow generator and Mirage Quattro full-face mask.

Revenue from sales of flow generators, including humidifiers, for the three months ended December 31, 2008 totaled $126.2 million, an increase of 9% compared to the three months ended December 31, 2007 of $116.2 million, with an increase of 25% in North and Latin America offset by a decrease of 3% elsewhere. Revenue from sales of masks, motors and other accessories for the three months ended December 31, 2008 totaled $96.8 million, an increase of 12% compared to the three months ended December 31, 2007 of $86.5 million, including increases of 21% in North and Latin America offset by a decrease of 1% elsewhere. Excluding the impact of unfavorable currency movements international revenue increased by 8% and 10% for revenue of flow generators and masks, motors and other accessories, respectively for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the three months ended December 31, 2008 compared to the three months ended December 31, 2007:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	25%	(3%)	9%	8%	15%
Masks, motors and other accessories	21%	(1%)	12%	10%	16%
Total	23%	(3%)	10%	8%	16%
*	Constant currency numbers exclude the impact of movements in international currencies.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, continued

Net revenue for the six months ended December 31, 2008, increased to $440.9 million or 14% as compared to $388.4 million for the six months ended December 31, 2007. For the six months ended December 31, 2008, revenue from sales of flow generators increased by 13% compared to the six months ended December 31, 2007; 19% in North and Latin America and 8% internationally. Revenue from sales of mask systems, motors and other accessories increased by 15%; 20% in North and Latin America and 6% internationally, for the six months ended December 31, 2008 compared to the six months ended December 31, 2007. Movement in international currencies against the U.S. dollar negatively impacted net revenue by approximately $5.3 million during the six months ended December 31, 2008. Excluding the impact of unfavorable currency movements, total revenue for the six months ended December 31, 2008 increased by 15% compared to the six months ended December 31, 2007. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, and strong sales from our new products.

The following table summarizes the percentage movements in our net revenue for the six months ended December 31, 2008 compared to the six months ended December 31, 2007:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	19%	8%	13%	10%	14%
Masks, motors and other accessories	20%	6%	15%	9%	16%
Total	20%	7%	14%	10%	15%
*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended December 31, 2008 to $131.0 million from $121.3 million for the three months ended December 31, 2007, an increase of $9.7 million or 8%. Gross profit as a percentage of net revenue for the three months ended December 31, 2008 decreased to 59% from 60% for the three months ended December 31, 2007.

Gross profit increased for the six months ended December 31, 2008 to $258.2 million from $233.1 million for the six months ended December 31, 2007, an increase of $25.1 million or 11%. Gross profit as a percentage of net revenue for the six months ended December 31, 2008 was 59% compared to 60% for the six months ended December 31, 2007.

The lower gross margin for the three and six months ended December 31, 2008 is primarily due to a general reduction in average selling prices partially offset by cost savings attributable to manufacturing and supply chain improvements and a favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended December 31, 2008 to $70.1 million from $67.6 million for the quarter ended December 31, 2007, an increase of 4%. Stock-based compensation expenses of $5.7 million and $4.5 million have been included within the selling, general and administration expenses for the three months ended December 31, 2008 and 2007, respectively. Selling, general and administrative expenses, as a percentage of net revenue, were 31% for the three months ended December 31, 2008 compared to 33% for the three months ended December 31, 2007.

Selling, general and administrative expenses increased for the six months ended December 31, 2008 to $141.4 million from $130.5 million for the six months ended December 31, 2007, an increase of $10.9 million or 8%. Stock-based compensation expenses of $10.5 million and $8.4 million, have been included within the selling, general and administrative expenses for the six months ended December 31, 2008 and 2007, respectively. Selling, general and administrative expenses, as a percentage of net revenue, were 32% for the six months ended December 31, 2008 compared to 34% for the six months ended December 31, 2007.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth and the increase in stock-based compensation. This increase in selling, general and administrative expenses was partly offset by the net depreciation of international currencies against the US dollar, which reduced our expenditure by approximately $7.1 million and $4.9 million for the three and six months ended December 31, 2008, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expenses to continue in the range of 30% to 32%.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2008 at $14.9 million, which is consistent with the three months ended December 31, 2007 of $14.9 million. Stock-based compensation expenses of $0.9 million and $0.4 million have been included within research and development expenses for both the three months ended December 31, 2008 and 2007, respectively. Research and development expenses, as a percentage of net revenue, were 7% for the three months ended December 31, 2008, which is consistent with the 7% for the three months ended December 31, 2007.

Research and development expenses increased for the six months ended December 31, 2008 to $32.2 million from $27.9 million for the six months ended December 31, 2007, an increase of $4.3 million or 15%. Stock-based compensation expenses of $1.4 million and $1.0 million have been included within research and development expenses for both the six months ended December 31, 2008 and 2007. Research and development expenses, as a percentage of net revenue, were 7%, for the six months ended December 31, 2008, which is consistent with the 7% for the six months ended December 31, 2007.

The increase in research and development expenses was primarily due to an increase in charges for consulting fees and an increase in clinical trials, including the SERVE-HF study. The increase in research and development expenses was partly offset due to the net depreciation of international currencies against the U.S. dollar, which lowered our expenses by approximately $4.0 million and $3.5 million for the three and six months ended December 31, 2008, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue in the range of 6% to 7%.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months and six months ended December, 2008 totaled $1.7 million and $3.6 million, respectively, as compared to $1.9 million and $ 3.7 million for the three months ended December 31, 2007, respectively. The decrease in amortization expense is mainly attributable to the appreciation of the U.S. dollar against the Euro as the majority of the acquired intangible assets are denominated in Euros.

Donations to Foundation

During the three and six months ended December 31, 2008, we donated $1.0 million to the ResMed Sleep Disordered Breathing Foundation. The Foundation was established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing. No donations were made during the three and six months ended December 31, 2007.

Restructuring Expenses

No restructuring expenses were incurred during the three months and six months ended December 31, 2008 compared to $18,000 and $2.3 million, respectively, for the three months and six months ended December 31, 2007. Restructuring expenses consisted of expenses associated with our decision to streamline European management, including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands.

Other Income (Expense), Net

Other income for the three months ended December 31, 2008 was $3.7 million, compared to $2.0 million for the three months ended December 31, 2007. Other income (expense), net for the six months ended December 31, 2008 increased to $5.8 million compared to $4.1 million for the six months ended December 31, 2007. The increase in other income was predominantly due to higher interest income on additional cash balances and foreign currency gains but this was partly offset by a $1.1 million impairment write-down of our at cost-method investments.

Income Taxes

Our effective income tax rate of approximately 27.9% for the three months ended December 31, 2008 was lower than our effective income tax rate of approximately 30.9% for the three months ended December 31, 2007, primarily due to a change in the geographic mix of taxable income.

Our effective income tax rate of approximately 27.8% for the six months ended December 31, 2008 was lower than our effective tax rate of 29.8% for the six months ended December 31, 2007. The lower tax rate was primarily due to a change in the geographic mix of taxable income.

Net Income

As a result of the factors above, our net income for the three months ended December, 2008 was $33.9 million or $0.44 per diluted share compared to net income of $26.9 million or $0.34 per diluted share for the three months ended December 31, 2007.

As a result of the factors above, our net income for the six months ended December 31, 2008 was $61.9 million or $0.80 per diluted share compared to net income of $51.0 million or $0.65 per diluted share for the six months ended December 31, 2007.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 2008 and June 30, 2008, we had cash and cash equivalents of $320.5 million and $321.1 million, respectively. Working capital was $482.8 million and $546.6 million at December 31, 2008 and June 30, 2008, respectively.

Inventories at December 31, 2008 decreased by $23.3 million or 14% to $143.1 million compared to December 31, 2007 inventories of $166.4 million. The percentage decrease in inventories reflects improved working capital management and the impact of movements in foreign currency exchange rates, particularly the depreciation of the Australian dollar and Euro relative to the U.S. dollar.

Accounts receivable at December 31, 2008 were $185.7 million, an increase of $14.9 million or 9% over the December 31, 2007 accounts receivable balance of $170.8 million. This increase was largely consistent with the 10% incremental increase in revenues for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. Accounts receivable days outstanding of 76 days at December 31, 2008, increased by 1 day compared to the 75 days at December 31, 2007. Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2008 and June 30, 2008 was 3.0% and 2.5%, respectively. The credit quality of our customers remains consistent with our past experience.

During the six months ended December 31, 2008, we generated cash of $124.4 million from operations. Movements in foreign currency exchange rates during the six months ended December 31, 2008 had the effect of decreasing our cash and cash equivalents by $78.3 million, as reported in U.S. dollars. Capital expenditures for the six months ended December 31, 2008, and 2007 aggregated $61.9 million and $40.3 million, respectively. The capital expenditures for the six months ended December 31, 2008 primarily reflected the construction of our new corporate headquarters in San Diego, California, computer hardware and software, rental and loan equipment and the purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $328.1 million at December 31, 2008.

We are currently developing new corporate headquarters at San Diego, California. To date we have incurred expenditures of $73.3 million in relation to the construction of our new corporate headquarters and we estimate additional construction and fit-out costs of approximately $30.5 million to complete the project. We expect to complete the project in the final quarter of fiscal 2009 and to fund the remaining project costs through a combination of cash on hand and operating cash flows.

Details of contractual obligations at December 31, 2008 are as follows:

	Payments Due by Period
In $000’s	Total	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013	Thereafter
Long-Term Debt	$152,442	67,473	-	84,969	-	-	-
Operating Leases	$39,854	12,435	9,088	6,483	2,489	2,045	7,314
Capital Leases	$461	80	80	80	80	80	61
Purchase Obligations	$73,615	31,102	41,921	583	9	-	-
Total Contractual Obligations (A)	$266,372	111,090	51,089	92,115	2,578	2,125	7,375
(A)	The liabilities related to unrecognized tax benefits are not included in the above contractual obligations because the timing cannot be reliably estimated.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Details of other commercial commitments as at December 31, 2008 are as follows:

	Amount of Commitment Expiration Per Period
In $000’s	Total	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013	Thereafter
Standby Letters of Credit	$37	37	-	-	-	-	-
Guarantees*	$90,006	1,336	858	84,321	22	-	3,469
Total Commercial Commitments	$90,043	1,373	858	84,321	22	-	3,469
*

The above guarantees relate mainly to guarantees required as part of our debt facilities and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

Revolving Facility

On March 13, 2006, our wholly-owned subsidiaries ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc. entered into a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. as administrative agent for the Lenders (the “Loan Agreement”), that provides for a revolving loan of up to $65 million. Payment of principal must be made to reduce the total outstanding principal to $55 million on March 1, 2009; and the entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). The Loan Agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and that certain of our subsidiaries maintain a minimum EBITDA and liquidity. We are currently in compliance with all of these covenants. At December 31, 2008 there was $55 million outstanding under this loan facility.

Syndicated Facility

On June 8, 2006, our wholly owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches (the “Syndicated Facility Agreement”).

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a syndicated facility agreement dated May 16, 2005, between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SAS. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 37.75 million on June 30, 2008, EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At December 31, 2008, the Tranche A facility loan had an amount outstanding of EUR 27.5 million, equivalent to approximately U.S. dollars (“USD”) 38.4 million.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At December 31, 2008, there was USD 9.0 million outstanding under this loan facility.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount must be repaid in full by June 8, 2009. At December 31, 2008, there were no amounts outstanding under this loan facility.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At December 31, 2008, there were no amounts outstanding under any of these arrangements.

First Amended and Restated Syndicated Facility Agreement

On September 30, 2008, our wholly-owned Australian subsidiary, ResMed Limited, agreed to amend and restate the Syndicated Facility Agreement entered into on June 8, 2006. The amended and restated agreement (“First Amended and Restated Syndicated Facility Agreement”) with the Hong Kong and Shanghai Banking Corporation, Sydney Branch as financier and HSBC Bank Australia Limited as facility agent and security trustee, provides for an additional Tranche D term loan facility in the amount of 50 million US dollars. The financier has the right to assign part or all of its rights and/or obligations under the First Amended and Restated Syndicated Facility Agreement to other financial institutions

The additional $50 million loan facility will be used for general corporate purposes. The additional loan facility bears interest at a rate equal to LIBOR for deposits denominated in US dollars, plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and subsidiaries for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2009. At December 31, 2008, there was USD 50.0 million outstanding under this loan facility.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations and our $8.9 million in undrawn facilities with HSBC.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Common stock

On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of outstanding common stock. During the three months and six months ended December 31, 2008, we repurchased 0.1 million and 0.7 million shares at a cost of $2.0 million and $26.1, million respectively. At December 31, 2008, we have repurchased a total of 5.6 million shares at a cost of $169.0 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

Critical Accounting Principles and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, goodwill, potentially impaired assets, intangible assets, income taxes and contingencies.

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

(7) Stock-Based Compensation. In accordance with SFAS No.123(R), we measure the compensation of all stock-based awards at fair value on date of grant. Such value is recognized as compensation expense over the service period, net of estimated forfeitures. We estimate the fair value of employee stock options using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption we use is based upon U.S. Treasury yield curve appropriate for the expected life of the awards. Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from traded options of our stock corresponding to the expected term of the options. We use a combination of the historic and implied volatilities as we believe the addition of the implied volatility is more representative of our future stock price trends. In order to determine the estimated period of time that we expect employees to hold their stock options, we have used historical rates by employee groups. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). Under the requirements of SFAS No. 141(R), the acquiring entity will be required to recognize all assets and liabilities acquired in a transaction at their acquisition date fair value. SFAS No. 141(R) will also change the accounting treatment for specific transactions such as the recognition of contingent liabilities, the recognition of capitalized in-process research and development, restructuring costs, the treatment of acquisition related transaction costs and changes in the income tax valuation allowances. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after July 1, 2009, with early adoption prohibited. The adoption of this standard will not impact our current financial statements but we are assessing the potential impact that the adoption of this standard will have on our future financial statements.

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

RESMED INC. AND SUBSIDIARIES

Recently Issued Accounting Pronouncements, continued

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods within those years, beginning after November 15, 2008. We do not believe the adoption of this standard will have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures about Market Risk

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, investment securities and debt. At December 31, 2008, we maintain cash and cash equivalents of $320.5 million containing financial instruments that have original maturities of less than twelve months. These financial instruments principally comprised of bank term deposits and at call accounts are invested at both short term fixed interest rates and variable interest rates. At December 31, 2008, we had total long-term debt, including the current portion of those obligations, of $152.9 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended December 31, 2008, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Market Risk, continued

The table below provides information in U.S. dollar equivalents on our foreign-currency-denominated financial assets at December 31, 2008 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar (AUD)	US Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)	Singapore Dollar (SGD)	New Zealand Dollar (NZD)	Swedish Krona (SEK)	Swiss Franc (CHF)	Sth African Rand (ZAR)	Norwegian Kroner (NOK)
AUD Functional
Currency Entities:
Assets		91,766	64,307	4,117	-	1,160	994	1,825	1,670	-	841
Liability		(87,469)	(45,852)	(328)	-	(247)	(161)	-	(23)	-	(111)
Net Total		4,297	18,455	3,789	-	913	833	1,825	1,647	-	730
USD Functional
Currency Entities:
Assets	-	-	-	-	2,520	-	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-	-	-
Net Total	-	-	-	-	2,520	-	-	-	-	-	-
EURO Functional
Currency Entities:
Assets	-	1	-	-	-	-	-	-	-	-	-
Liability	-	(102)	-	(888)	-	-	-		(65)	-	(8)
Net Total	-	(101)	-	(888)	-	-	-	-	(65)	-	(8)
GBP Functional
Currency Entities:
Assets	-	715	10,546	-	-	-	-	-	-	511	-
Liability	-	(22)	(11,082)	-	-	-	-	-	(417)	-	(109)
Net Total	-	693	(536)	-	-	-	-	-	(417)	511	(109)
CHF Functional
Currency Entities:
Assets	-	202	2	3	-	-	-	-	-	-	-
Liability	-	(3)	(221)	(32)	-	-	-	-	-	-	-
Net Total	-	199	(219)	(29)	-	-	-	-	-	-	-
MYR Functional
Currency Entities:
Assets	461	28	60	11	-	-	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-	-	-
Net Total	461	28	60	11	-	-	-	-	-	-	-
NOK Functional
Currency Entities:
Assets	-	-	-	-	-	-	-	-	-	-	-
Liability	-	(68)	(195)	(85)	-	-	-	(8)	(17)	-	-
Net Total	-	(68)	(195)	(85)	-	-	-	(8)	(17)	-	-
SEK Functional
Currency Entities:
Assets	-	-	-	-	-	-	-	-	-	-	-
Liability	-	(113)	(43)	(17)	-	-	-	-	-	-	(20)
Net Total	-	(113)	(43)	(17)	-	-	-	-	-	-	(20)

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Market Risk, continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at December 31, 2008. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)				Fair Value Assets/(Liabilities)
Foreign Exchange Call Options	FY 2009	FY 2010	Total	Dec 31, 2008	June 30, 2008
Receive AUD/Pay USD
Option amount	$26,000	$74,000	$100,000	$1,560	$4,493
Ave. contractual exchange rate	AUD 1 = USD 0.8804	AUD 1 = USD 0.8493	AUD 1 = USD 0.8571
Receive AUD/Pay Euro
Option amount	$4,194	$26,558	$30,752	$302	$381
Ave. contractual exchange rate	AUD 1 = Euro 0.6685	AUD 1 = Euro 0.5835	AUD 1 = Euro 0.5938
Receive AUD/Pay GBP
Option Amount	$6,592	$2,197	$8,789	$251	$143
Ave. contractual exchange rate	AUD 1 = GBP 0.4912	AUD 1 = GBP 0.5120	AUD 1 = GBP 0.4962

Credit Market Risk

At December 31, 2008, we held a number of investment securities in Aaa rated auction securities with various maturities between July 2039 and November 2047. These investments had regular roll-over or auction dates at which time the interest rates were re-set or the investments were redeemed for cash. During the three months and six months ended December 31, 2008, there were failed auctions with respect to these investments due to the current liquidity issues surrounding the domestic and global capital markets. During November 2008, we accepted an offer from UBS that gave us a right to sell our investment securities back to UBS at full par value after June 30, 2010. However, in the event we need to access the funds invested in these auction rate securities prior to June 30, 2010 we may not be able to liquidate these securities at the par value. Therefore given the current market liquidity conditions and our intention to hold these investments until the rights under the UBS offer can be exercised on June 30, 2010 we have reclassified these securities from current to non-current assets. We also believe the current lack of liquidity of these investments is temporary and have therefore recorded the excess of the carrying value over the fair value to comprehensive income within stockholders equity. Additionally, based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1	Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 12, “Legal Actions and Contingencies,” to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At December 31, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2008 with the exception of the following:

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the six months ended December 31, 2008:

Period 2008	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31	622,500	36.87	622,500	(622,500)
August 1 to August 31	30,100	37.89	30,100	(30,100)
September 1 to September 30	-	-	-	-
October 1 to October 31	-	-	-	-
November 1 to November 30	-	-	-	-
December 1 to December 31	55,989	35.02	55,989	(55,989)
Total	708,589	36.77	708,589	2,415,793

(1)

On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of our outstanding common stock. For the six months ended December 31, 2008 and 2007, we repurchased 708,589 and 612,600 shares at a cost of $26.1 million and $24.6 million, respectively. Since the inception of the share buyback program, we have repurchased 5,584,207 shares at a cost of $169.0 million.

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on November 20, 2008. The holders of 63,341,314 shares of the Company’s stock (approximately 84% of the outstanding shares) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (1) to elect two directors, each to serve for a three-year term, (2) to ratify the selection of auditors of the Company for the fiscal year ending June 30, 2008 and (3) Approve the amended and restated 2006 Incentive Award Plan.

(1)	Christopher G. Roberts and John Wareham, each nominated by the Company’s Board of Directors, were elected to serve until 2011. There were no other nominees. Shares were voted as follows:

Name	For	Withholding Vote For
Christopher G. Roberts	46,971,007	16,367,829
John Wareham	62,229,846	1,108,990

(2)	The amended and restated 2006 Incentive Award Plan for the 2009 fiscal year was approved and ratified: affirmative votes, 37,272,524 shares; negative votes 20,928,172, withholding vote for: 5,140,618.

(3)	The selection of KPMG LLP as independent public accountants for the 2008 fiscal year was ratified: affirmative votes, 62,867,081 shares; negative votes 453,022, withholding vote for: 21,211.

Item 5	Other Information

None

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc. (1)
3.2	Fourth Amended and Restated Bylaws of ResMed Inc. (2)
10.1	First Amended and Restated Revolving Loan Agreement dated September 30, 2008 (3)
10.2	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008 (4)
10.3	Departure of Directors or Certain Officers dated December 12, 2008 (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on December 14, 2007.
(3)	Incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on October 6, 2008.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on November 26, 2008.
(5)	Incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on December 15, 2008.

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 6, 2009

ResMed Inc.

/s/ KIERAN T. GALLAHUE

Kieran T. Gallahue
Chief Executive Officer

/s/ BRETT A. SANDERCOCK

Brett A. Sandercock
Chief Financial Officer