Form 10-Q
period 2009-03-31
RESMED INC
filed 2009-05-08
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer  [ x ]    Accelerated filer  [    ]    Non-accelerated filer  [    ] (Do not check if a smaller reporting company)    Smaller reporting company  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [    ]    No  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [ x ]

At April 27, 2009, there were 75,359,877 shares of Common Stock ($0.04 par value) outstanding. This number excludes 6,353,307 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information	3

Item 1	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and June 30, 2008	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2009 and 2008 and the Nine Months Ended March 31, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended March 31, 2009 and 2008	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4	Controls and Procedures	42

Part II	Other Information	43

Item 1	Legal Proceedings	43

Item 1A	Risk Factors	43

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3	Defaults Upon Senior Securities	44

Item 4	Submission of Matters to a Vote of Security Holders	44

Item 5	Other Information	44

Item 6	Exhibits	45

	Signatures	46

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In US$ thousands, except share and per share data)

	March 31, 2009	June 30, 2008

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$327,072	$321,078
Accounts receivable, net of allowance for doubtful accounts of $7,316 at March 31, 2009 and $4,935 at June 30, 2008	195,986	192,200
Inventories, net (note 4)	147,674	158,251
Deferred income taxes	35,539	31,355
Income taxes receivable	3,110	17,115
Prepaid expenses and other current assets	18,681	19,241

Total current assets	728,062	739,240

Non-current assets
Property, plant and equipment, net (note 6)	334,746	357,057
Goodwill (note 7)	202,554	234,647
Other intangibles, net (note 8)	33,599	46,771
Deferred income taxes	19,955	16,162
Other assets	2,327	7,508
Investment securities (note 3)	4,496	4,615

Total non-current assets	597,677	666,760

Total assets	$1,325,739	$1,406,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$51,235	$56,308
Accrued expenses	57,126	61,338
Deferred revenue	22,202	26,133
Income taxes payable	30,322	3,799
Deferred income taxes	1,115	1,150
Current portion of long-term debt (note 9)	66,565	43,865

Total current liabilities	228,565	192,593

Non-current liabilities
Deferred income taxes	13,126	18,333
Deferred revenue	15,277	15,673
Income taxes payable	3,438	3,837
Long-term debt (note 9)	93,015	93,789

Total non-current liabilities	124,856	131,632

Total liabilities	353,421	324,225

Commitments and contingencies (notes 12 and 13)		-
Stockholders’ equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued		-

Common stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 75,349,350 at March 31, 2009 and 75,975,031 at June 30, 2008 (excluding 6,353,307 and 4,875,618 shares held as treasury stock, respectively)	303	304
Additional paid-in capital	510,380	468,346
Retained earnings	649,421	548,343
Treasury stock, at cost	(195,669)	(142,987)
Accumulated other comprehensive income (note 5)	7,883	207,769

Total stockholders’ equity	972,318	1,081,775

Total liabilities and stockholders’ equity	$1,325,739	$1,406,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Net revenues	$227,865	$211,827	$668,776	$600,246
Cost of sales	88,922	85,269	271,682	240,580

Gross profit	138,943	126,558	397,094	359,666

Operating expenses:
Selling, general and administrative	70,866	70,118	212,289	200,644
Research and development	13,882	15,003	46,089	42,935
Amortization of acquired intangible assets	1,677	1,987	5,304	5,725
Donation to Foundation	-	2,000	1,000	2,000
Restructuring expenses (note 10)	-	62	-	2,378

Total operating expenses	86,425	89,170	264,682	253,682

Income from operations	52,518	37,388	132,412	105,984

Other income (expense), net:
Interest income (expense), net	2,218	2,268	8,115	6,937
Other, net	(1,142)	3,907	(1,224)	3,301

Total other income (expense), net	1,076	6,175	6,891	10,238

Income before income taxes	53,594	43,563	139,303	116,222
Income taxes	14,396	13,879	38,225	35,553

Net income	$39,198	$29,684	$101,078	$80,669

Basic earnings per share	$0.52	$0.38	$1.33	$1.04
Diluted earnings per share (note 2-j)	$0.51	$0.38	$1.31	$1.02

Basic shares outstanding (000’s)	75,821	77,516	75,725	77,510
Diluted shares outstanding (000’s)	77,255	78,605	77,264	78,715

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Nine Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$101,078	$80,669

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,551	42,812
Stock-based compensation costs	19,084	15,412
Amortization of deferred borrowing costs	514	234
Provision for product warranties	2,108	1,801
Foreign currency revaluation	20,550	(851)
Write-down of cost-method investments	1,306	3,250
Tax benefit from stock option exercises	(3,385)	(3,327)
Gain on sale and lease back of real property	-	(5,917)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(24,598)	(2,119)
Inventories, net	(16,106)	1,064
Prepaid expenses, net deferred income taxes and other current assets	(190)	(2,230)
Accounts payable, accrued expenses and other liabilities	29,735	(49,814)

Net cash provided by operating activities	168,647	80,984

Cash flows from investing activities:
Purchases of property, plant and equipment	(83,853)	(57,585)
Proceeds from disposals of property, plant and equipment	1,070	24,711
Capitalized interest	(1,494)	(852)
Patent registration costs	(3,441)	(4,358)
Purchases of foreign currency options	(1,274)	(1,064)
Business acquisitions	(322)	(855)
Proceeds from exercise of foreign currency options	814	2,049
Proceeds from disposal of business assets and contracts	1,762	-
Purchases of cost-method investments	(899)	-
Purchases of investment securities	-	(6,500)
Proceeds from sale of investment securities	-	21,450

Net cash used in investing activities	(87,637)	(23,004)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	19,920	16,894
Proceeds from borrowings	80,137	20,000
Tax benefit from stock option exercises	3,385	3,327
Purchases of treasury stock	(55,604)	(47,805)
Repayment of borrowings	(38,435)	(18,108)

Net cash provided by/(used in) financing activities	9,403	(25,692)

Effect of exchange rate changes on cash	(84,419)	17,414

Net increase in cash and cash equivalents	5,994	49,702
Cash and cash equivalents at beginning of period	321,078	257,792

Cash and cash equivalents at end of period	$327,072	$307,494

Supplemental disclosure of cash flow information:
Income taxes paid	$9,082	$31,321
Interest paid	$4,492	$5,013

Goodwill on acquisition	$322	$856

Cash paid for acquisitions, including acquisition costs	$322	$856

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, France and the United States. Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia, Norway and Sweden.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

The condensed consolidated financial statements for the three and nine months ended March 31, 2009 and 2008 are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2008.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three months and nine months ended March 31, 2009, we capitalized $0.3 million and $1.5 million, respectively, of interest relating to such construction costs. During the three months and nine months ended March 31, 2008, we capitalized interest of $0.3 million and $0.9 million, respectively.

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

The weighted average shares used to calculate basic earnings per share were 75,821,000 and 77,516,000 for the three months ended March 31, 2009 and 2008, respectively and were 75,725,000 and 77,510,000 for the nine months ended March 31, 2009 and 2008. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,434,000 and 1,089,000 for the three months ended March 31, 2009 and 2008, respectively and 1,539,000 and 1,205,000 for the nine months ended March 31, 2009 and 2008, respectively.

Stock options of 8,065,000 and 6,080,000 for the three months ended March 31, 2009 and 2008, respectively, and stock options of 7,360,000 and 4,601,000 for the nine months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 and the nine months ended March 31, 2009 and 2008 are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Numerator:
Net income, used in calculating diluted earnings per share	$39,198	$29,684	$101,078	$80,669
Denominator:
Basic weighted-average common shares outstanding	75,821	77,516	75,725	77,510
Effect of dilutive securities:
Stock options	1,434	1,089	1,539	1,205
Diluted weighted average shares	77,255	78,605	77,264	78,715
Basic earnings per share	$0.52	$0.38	$1.33	$1.04
Diluted earnings per share	$0.51	$0.38	$1.31	$1.02

PART I - FINANCIAL INFORMATION	Item 1

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

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at March 31, 2009 and June 30, 2008 was $2.2 million and $5.0 million, respectively, which represents the positive fair value of options held by us. These values are included in other assets on the condensed consolidated balance sheets.

We held foreign currency option contracts with notional amounts totaling $149.3 million and $180.6 million at March 31, 2009 and June 30, 2008, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to December 31, 2010.

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

At March 31, 2009 and June 30, 2008, the investments in debt securities are classified on the accompanying condensed consolidated balance sheet as investment securities.

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

Changes in the liability for product warranty for the nine months ended March 31, 2009 are as follows (in thousands):

Balance at July 1, 2008	$6,863

Warranty accruals for the nine months ended March 31, 2009	7,336

Warranty costs incurred for the nine months ended March 31, 2009	(5,228)

Foreign currency translation adjustments	(1,733)

Balance at March 31, 2009	$7,238

(p)	Impairment of Long-Lived Assets

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

The aggregate carrying amount of our cost-method investments at March 31, 2009 and June 30, 2008, was $0.8 million and $1.4 million, respectively. We review the carrying value of these investments at each balance sheet date and during the three and nine months ended March 31, 2009, we recognized $0.2 million and $1.3 million of impairment losses, respectively. This was based on the determination that the impairment was other-than temporary. The written down investments include privately held service companies and research companies. The expense associated with this impairment has been included in the other income (expense) line within the consolidated statements of income. We have determined, subsequent to the impairment charge, that the carrying value of the investments do not exceed their estimated fair values.

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

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes valuation model, assuming no dividends and the following assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Stock options:
Weighted average grant date fair value	$11.96	$10.99 - $13.96	$10.56	$10.99 - $13.96
Weighted average risk-free interest rate	2.1%	2.6 - 3.1%	1.9%	2.6 - 4.6%
Expected option life in years	4.8	4.2 - 4.8	4.0 - 4.8	4.0 - 4.8
Expected volatility	37%	27 - 28%	27 - 38%	27 - 28%

ESPP purchase rights:
Weighted average risk-free interest rate	0.9%	3.9%	1.3%	3.9 - 5.0%
Expected option life in years	6 months	6 months	6 months	6 months
Expected volatility	55%	23%	33 - 55%	23 - 30%

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-Based Employee Compensation, Continued

Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from traded options of our stock corresponding to the expected term of the options. We use a combination of the historic and implied volatilities as we believe the addition of the implied volatility is more representative of our future stock price trends. While there is a tradable market of options on our common stock less emphasis is placed on the implied volatility of these options due to the relative low volumes of these traded options and the difference in the terms compared to our employee options. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

(s)	Reclassifications

Certain prior period amounts have been reclassified to conform with the current period classification.

(3)	Investment Securities

The estimated fair value of investment securities as of March 31, 2009 and June 30, 2008 are $4.5 million and $4.6 million, respectively. These investments are diversified among high credit quality investment grade securities in accordance with our investment policy. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

At March 31, 2009, our investment securities were held in AAA rated auction securities with various maturities between July 2039 and November 2047. These investments had regular roll-over or auction dates at which time the interest rates were re-set or the investments were redeemed for cash. During the nine months ended March 31, 2009, there were no auctions with respect to these investments due to the current liquidity issues surrounding the domestic and global capital markets. We continue to earn interest on these investments in accordance with the contract until the next auction occurs. During November 2008, we accepted an offer from UBS that gave us a right to sell our investment securities back to UBS at full par value after June 29, 2010. However, in the event we need to access the funds invested in these auction rate securities prior to June 29, 2010 we may not be able to liquidate these securities at the par value. Therefore given the current market liquidity conditions and our intention to hold these investments until the rights under the UBS offer can be exercised on June 29, 2010 we have reclassified these securities from current to non-current assets. We also believe the current lack of liquidity of these investments is temporary and have therefore recorded the excess of the carrying value of $0.5 million over the fair value to comprehensive income within stockholders’ equity. Additionally, based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4)	Inventories

Inventories were comprised of the following at March 31, 2009 and June 30, 2008 (in thousands):

	March 31, 2009	June 30, 2008
Raw materials	$53,517	$58,768
Work in progress	1,859	2,165
Finished goods	92,298	97,318
	$147,674	$158,251

(5)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net income	$39,198	$29,684	$101,078	$80,669
Foreign currency translation gains/(losses)	(18,163)	39,074	(199,768)	68,381
Unrealized gain/(loss) on investment securities	452	-	(118)	-
Comprehensive (loss)/income	$21,512	$68,758	($98,783)	$149,050

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(6)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of March 31, 2009 and June 30, 2008 (in thousands):

	March 31, 2009	June 30, 2008
Machinery and equipment	$74,735	$83,543
Computer equipment	77,943	85,856
Furniture and fixtures	25,860	36,126
Vehicles	2,614	3,099
Clinical, demonstration and rental equipment	57,612	64,506
Leasehold improvements	18,432	22,609
Land	51,237	63,615
Buildings	123,230	169,076
Construction in progress	86,502	37,073
	518,165	565,503
Accumulated depreciation and amortization	(183,419)	(208,446)
	$334,746	$357,057

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(7)	Goodwill

Changes in the carrying amount of goodwill for the nine months ended March 31, 2009 were as follows (in thousands):

Balance at July 1, 2008	$234,647

Foreign currency translation adjustments	(32,415)

Payment of earn-out relating to prior period business acquisition	322

Balance at March 31, 2009	$202,554

(8)	Other Intangible Assets

Other intangible assets are comprised of the following as of March 31, 2009 and June 30, 2008 (in thousands):

	March 31, 2009	June 30, 2008
Developed/core product technology	$32,467	$38,607
Accumulated amortization	(17,927)	(17,181)
Developed/core product technology, net of accumulated amortization	14,540	21,426
Trade names	1,723	2,049
Accumulated amortization	(951)	(912)
Trade names, net of accumulated amortization	772	1,137
Customer relationships	16,026	19,205
Accumulated amortization	(7,575)	(7,341)
Customer relationships, net of accumulated amortization	8,451	11,864
Patents	26,413	31,626
Accumulated amortization	(16,577)	(19,282)
Patents, net of accumulated amortization	9,836	12,344
Other intangibles, net of accumulated amortization	$33,599	$46,771

Intangible assets consist of patents, customer relationships, trade names and developed/core product technology and are amortized over the estimated useful life of the assets, generally between five and nine years. There are no expected residual values related to these intangible assets.

(9)	Long-Term Debt

Long-term debt at March 31, 2009 and June 30, 2008 consists of the following (in thousands):

	March 31, 2009	June 30, 2008
Long-term loans	$66,565	$43,775
Capital lease	-	90
Current portion of long-term debt	$66,565	$43,865
Long-term loans	$93,015	$93,314
Capital lease	-	475
Non current portion of long-term debt	$93,015	$93,789

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Long-Term Debt, Continued

Revolving Facility

On February 27, 2009, ResMed Inc., and our wholly-owned subsidiaries, ResMed Corp., ResMed EAP Holdings Inc. and ResMed Motor Technologies Inc., entered into a Third Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A.

The loan agreement was changed in order that the revolving commitment at $65 million remain unchanged as otherwise it would have been reduced to $55 million as of March 1, 2009. The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At March 31, 2009, there was $64.1 million outstanding under this loan facility.

The obligations of ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc. under the Loan Agreement are secured by substantially all of the personal property of each of ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc., and are guaranteed by ResMed Inc. under an Amended and Restated Continuing Guaranty and Pledge Agreement, which guaranty is secured by a pledge of the equity interests in ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc. held by ResMed Inc. The Loan Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Inc. maintain certain financial ratios, including a maximum ratio of total debt to EBITDA (as defined in the Loan Agreement), a fixed charge coverage ratio, a minimum tangible net worth, and a minimum ResMed Corp., ResMed Motor Technologies Inc. and ResMed EAP Holdings Inc. EBITDA.

In the third amendment, the loan agreement was also amended for specific provisions related to these obligations to maintain certain financial covenants. The minimum fixed charge coverage ratio was revised to exclude capital expenditures related to construction of our new headquarters building. The requirement that ResMed Corp. and ResMed Motor Technologies Inc. maintain minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, was increased to $15 million. Finally, the requirement that we meet certain minimum liquidity was eliminated.

The entire principal amount of the revolving loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related document or a 35% or more change in control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc. or ResMed EAP Holdings Inc. At March 31, 2009, we were in compliance with our debt covenants.

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

Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At March 31, 2009, the Tranche A facility loan had an amount outstanding of EUR 27.5 million, equivalent to approximately U.S. dollars (“USD”) 36.4 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At March 31, 2009 there was $9.0 million outstanding under this loan facility.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount must be repaid in full by June 8, 2009. At March 31, 2009, there were no amounts outstanding under this loan facility.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At March 31, 2009, there were no amounts outstanding under any of these arrangements.

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

The additional $50 million loan facility will be used for general corporate purposes. The additional loan facility bears interest at a rate equal to LIBOR for deposits denominated in US dollars, plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and subsidiaries for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2009. At March 31, 2009 there was $50.0 million outstanding under this loan facility.

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

Details of contractual debt maturities at March 31, 2009 are as follows (in thousands):

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt	$159,580	$66,565	$64,137	$28,878	$-	$-	$-

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Restructuring Expenses

No restructuring expenses were incurred during the three months and nine months ended March 31, 2009. Restructuring expenses incurred during the three and nine months ended March 31, 2008 were $62,000 ($49,000 net of tax) and $2.4 million ($1.9 million net of tax), respectively. Restructuring expenses consisted predominantly of expenses associated with our decision to streamline European management including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands. This mainly comprised of employee termination costs, leasehold improvement write-downs and property lease exit costs.

Following is a summary of the restructuring liabilities related to the restructure of our European operations during the nine months ended March 31, 2009 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at July 1, 2008	$97	$98	$195
Cash payments and asset write-downs	(97)	(98)	(195)
Balance at March 31, 2009	$-	$-	$-

(11)	Stockholders’ Equity

Common Stock. On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of outstanding common stock. During the three months and nine months ended March 31, 2009, we repurchased 0.8 and 1.5 million shares at a cost of $26.6 million and $52.7 million, respectively. At March 31, 2009, we have repurchased a total of 6.4 million shares at a cost of $195.7 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

Preferred Stock. In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at March 31, 2009 or June 30, 2008.

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by our stockholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. On August 21, 2006, the Board of Directors approved a reduction in the number of shares available for grant under the ESPP to 500,000 shares, effective as of November 9, 2006, the date of the stockholder approval of the 2006 Plan. The number of securities remaining available for future issuance under the ESPP at March 31, 2009 is 193,000.

During the three months and nine months ended March 31, 2009, we recognized $0.7 million and $1.5 million, respectively of stock-based compensation expense associated with the ESPP and issued 68,520 shares at a share price of $29.97.

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

The maximum number of shares of our common stock authorized for issuance under the 2006 Amended Plan is 9,900,000, an increase from 7,800,000 shares formerly authorized for issuance under the 2006 Plan. The number of securities remaining available for future issuance under the 2006 Amended Plan at March 31, 2009 is 2,859,000. The number of shares of our common stock available for issuance under the 2006 Amended Plan will be reduced by (i) two and four tenths (2.4) shares, an increase from two and one tenth (2.1) shares, for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2006 Amended Plan to any individual during any calendar year, may not exceed 1,500,000 shares of our common stock, an increase from 1,000,000 shares under the 2006 Plan.

At March 31, 2009, there was $56.2 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.7 years. The aggregate intrinsic value of the options outstanding and the options exercisable at March 31, 2009 was $50.9 million and $41.5 million, respectively. The aggregate intrinsic value of the options exercised during the three months and nine months ended March 31, 2009 was $6.6 million and $14.3 million respectively. The total fair value of options that vested during the three months and nine months ended March 31, 2009 was $5.9 million and $22.6 million, respectively.

The following table summarizes option activity during the nine months ended March 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at beginning of period	9,683,816	$34.69	5.6
Granted	2,437,450	31.69
Exercised	(765,535)	22.80
Forfeited	(275,675)	42.92
Outstanding at end of period	11,080,056	34.67	5.4
Exercise price range of granted options	$31.04 - $43.35
Options exercisable at end of period	5,599,126	31.24

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(12)	Legal Actions and Contingencies

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

On April 23, 2007, we initiated a worldwide voluntary recall of approximately 300,000 units of our S8 flow generators, manufactured between July 2004 and May 15, 2006, as there is a remote potential for a short circuit in the power supply connector. We have worked with our distribution partners globally to provide a replacement device to patients who have an affected S8 flow generator. The initial estimated cost of this action was $59.7 million which was recognized as a charge to cost of sales in the consolidated statement of income during the year ended June 30, 2007. During the year ended June 30, 2008, the three months ended March 31, 2009 and the nine months ended March 31, 2009 we also recognized additional charges of $3.1 million, nil and $0.2 million, respectively, due to an increase in return rates and consulting charges. These costs represented our best estimate of probable costs based on current available data and accounted for factors such as expected return rates for the affected units, unit replacement costs, legal, consulting, logistical and temporary contractor expenses directly associated with the recall. We expect negligible additional costs associated with the recall and at March 31, 2009 there is no remaining recall accrual.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(13)	Voluntary Product Recall Expenses, Continued

Following is a summary of the liabilities related to the voluntary product recall that were recorded during the nine months ended March 31, 2009 (in thousands):

Total accrued costs
Balance at July 1, 2008	$1,028
Voluntary product recall expenses	227
Cash payments	(1,175)
Foreign currency translation	(80)
Balance March 31, 2009	$-

(14)	Fair Value Measurements

On July 1, 2008 we adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) for financial assets and liabilities recognized on a recurring basis. In accordance with FASB Staff Position 157-2, Effective date of FASB Statement 157, we have deferred the applications of FAS 157 for our nonfinancial assets and liabilities until fiscal year 2010. FAS157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements for fair value measurements. The adoption of FAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.

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

•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(14)	Fair Value Measurements, Continued

The following table summarizes our financial assets and liabilities using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$327,072	$-	$-	$327,072
Investment securities	-	4,496	-	4,496
Cost-method investments	-	-	792	792
Foreign currency options	-	2,234	-	2,234
	$327,072	$6,730	$792	$334,594

We determine the fair value of our financial assets as follows:

Cash and cash equivalents – The valuation used for our cash and other money market funds are derived from quoted market prices due to their short term nature and there is an active market for these financial instruments.

Investment securities – These securities represent our auction rate securities as described in Note 3. At March 31, 2009, we had investments totaling $5.0 million at par value with an estimated fair value of $4.5 million. The value of these securities are calculated by third party valuation models based on observable market prices and inputs including future cash flows, yields and spreads.

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

The following table shows a reconciliation of the nine months ended March 31, 2009 for fair value measurements using significant unobservable inputs (thousands):

Cost-Method Investments
Balance at July 1, 2008	$1,405
Purchases	899
Impairment of cost-method investment	(1,306)
Foreign currency translation	(206)
Balance at March 31, 2009	$792

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and nine months ended March 31, 2009. Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Resmed Inc. MD&A is provided as a supplement to, and should be read in conjunction with selected financial data and consolidated financial statements and notes, included herein.

During the three and nine months ended March 31, 2009 we continued our efforts to build awareness of the consequences of untreated sleep-disordered breathing, or SDB, and to grow our business in this market. In our efforts we have attempted to raise awareness through market and clinical initiatives highlighting the increasing link between the potential effects SDB can have on cardiovascular diseases and Type 2 diabetes. In September 2008, the European Society of Cardiologists published guidelines for the treatment of acute and chronic heart failure. For the first time, the guidelines noted that patients with symptomatic heart failure frequently have sleep-related disorders (central or obstructive sleep apnea) and recommended treatment with Continuous Positive Airway Pressure, or CPAP, for patients diagnosed with obstructive sleep apnea. Just three months earlier the International Diabetes Federation issued a consensus statement on sleep disordered breathing and Type 2 Diabetes, where the substantial value of identifying and treating diabetic patients suffering from sleep disordered breathing was also recognized and recommended. The increasing awareness among the co-morbidity specialists supports the efforts and investment we are making in new markets, including diabetes and cardiology.

We are committed to ongoing investment in research and development and product enhancements. During the three months and nine months ended March 31, 2009 we invested $13.9 million and $46.1 million, respectively on research and development activities. Since the development of CPAP, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We have introduced new masks in both Europe and the US during fiscal 2009, including the release of Swift LT for Her, which was the first nasal pillows product released that has been designed and marketed specifically for female patients. Additionally, during the nine months ended March 31, 2009, we released a series of new bilevel flow generators in Europe and in North and Latin America. These products utilize our patented EasyBreathe motor technology, providing performance at up to 90% less noise than other leading competitors.

During the quarter ended March 31, 2009, our net revenue increased by 8% when compared to the quarter ended March 31, 2008. These results were primarily driven by increasing unit sales of our flow generators, masks and accessories, including sales from our new VPAP IV bilevel flow generators and Swift LT nasal pillows. Gross margin was 61.0% for the quarter ended March 31, 2009 compared to 59.7% for the same period in fiscal 2008. For the quarter ended March 31, 2009, we recognized acquisition-related amortization expenses and stock-based compensation costs of $1.7 million and $6.7 million, respectively. Diluted earnings per share for the quarter ended March 31, 2009 increased to $0.51 per share, up from $0.38 per share in the quarter ended March 31, 2008.

Total operating cash flow for the nine months ended March 31, 2009, was $168.6 million compared to $81.0 million for the quarter ended March 31, 2008. At March 31, 2009, our cash and cash equivalents totaled $327.1 million, our total assets were $1.3 billion and our stockholders’ equity was $1.0 billion.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended March 31, 2009 to $227.9 million compared to $211.8 million for the three months ended March 31, 2008, an increase of $16.0 million or 8%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar negatively impacted revenues by approximately $17.6 million during the three months ended March 31, 2009. Excluding the impact of unfavorable foreign currency movements, net revenue for the three months ended March 31, 2009 increased by 16% compared to the three months ended March 31, 2008.

Net revenue in North and Latin America increased for the three months ended March 31, 2009 to $122.5 million from $99.6 million for the three months ended March 31, 2008, an increase of 23%. We believe this growth has been generated by increased public and physician awareness of sleep-disordered breathing and growth generated from our recent product releases including the S8II flow generator, VPAP IV bilevel flow generator, Swift LT nasal pillows mask and Mirage Quattro full-face mask. Net international revenue, which includes all markets outside North and Latin America, for the three months ended March 31, 2009 decreased to $105.4 million from $112.2 million compared to the three months ended March 31, 2008, a decrease of 6%. Movements in international currencies against the U.S. dollar negatively impacted international revenues by approximately $17.6 million during the three months ended March 31, 2009. Excluding the impact of movements in international currencies, international sales grew by 10% compared to the three months March 31, 2008. This international sales growth predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases including the S8II flow generator, VPAP IV bilevel flow generator and Mirage Quattro full-face mask.

Revenue from sales of flow generators, including humidifiers, for the three months ended March 31, 2009 totaled $131.1 million, an increase of 7% compared to the three months ended March 31, 2008 of $123.0 million, with an increase of 24% in North and Latin America offset by a decrease of 5% elsewhere. Revenue from sales of masks, motors and other accessories for the three months ended March 31, 2009 totaled $96.7 million, an increase of 9% compared to the three months ended March 31, 2008 of $88.9 million, including increases of 22% in North and Latin America offset by a decrease of 8% elsewhere. Excluding the impact of unfavorable currency movements international revenue increased by 11% and 8% for revenue of flow generators and masks, motors and other accessories, respectively for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	24%	(5%)	7%	11%	16%
Masks, motors and other accessories	22%	(8%)	9%	8%	16%
Total	23%	(6%)	8%	10%	16%
*	Constant currency numbers exclude the impact of movements in international currencies.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, continued

Net revenue for the nine months ended March 31, 2009, increased to $668.8 million or 11% as compared to $600.2 million for the nine months ended March 31, 2009. For the nine months ended March 31, 2009, revenue from sales of flow generators increased by 11% compared to the nine months ended March 31, 2008; 22% in North and Latin America and 4% internationally. Revenue from sales of mask systems, motors and other accessories increased by 12%; 20% in North and Latin America and flat internationally, for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008. Movement in international currencies against the U.S. dollar negatively impacted net revenue by approximately $23.0 million during the nine months ended March 31, 2009. Excluding the impact of unfavorable currency movements, total revenue for the nine months ended March 31, 2009 increased by 15% compared to the nine months ended March 31, 2008. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, and strong sales from our new products.

The following table summarizes the percentage movements in our net revenue for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	22%	4%	11%	11%	16%
Masks, motors and other accessories	20%	0%	12%	7%	15%
Total	21%	2%	11%	10%	15%
*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended March 31, 2009 to $138.9 million from $126.6 million for the three months ended March 31, 2008, an increase of $12.4 million or 10%. Gross profit as a percentage of net revenue for the three months ended March 31, 2009 increased to 61.0% from 59.7% for the three months ended March 31, 2008. The higher gross margin for the three months ended March 31, 2009 is primarily due to the depreciation of the Australian dollar against the U.S. dollar as the majority of our manufacturing labor and overhead is denominated in Australian dollars, a favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales and cost savings attributable to manufacturing and supply chain improvements.

Gross profit increased for the nine months ended March 31, 2009 to $397.1 million from $359.7 million for the nine months ended March 31, 2008, an increase of $37.4 million or 10%. Gross profit as a percentage of net revenue for the nine months ended March 31, 2009 was 59.4% compared to 59.9% for the nine months ended March 31, 2008. The lower gross margin for the nine months ended March 31, 2009 is primarily due to a general reduction in average selling prices partially offset by cost savings attributable to manufacturing and supply chain improvements and a favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended March 31, 2009 to $70.9 million from $70.1 million for the quarter ended March 31, 2008, an increase of 1%. Stock-based compensation expenses of $5.7 million and $4.8 million have been included within the selling, general and administration expenses for the three months ended March 31, 2009 and 2008, respectively. Selling, general and administrative expenses, as a percentage of net revenue, were 31% for the three months ended March 31, 2009 compared to 33% for the three months ended March 31, 2008.

Selling, general and administrative expenses increased for the nine months ended March 31, 2009 to $212.3 million from $200.6 million for the nine months ended March 31, 2008, an increase of $11.6 million or 6%. Stock-based compensation expenses of $16.1 million and $13.2 million, have been included within the selling, general and administrative expenses for the nine months ended March 31, 2009 and 2008 respectively. Selling, general and administrative expenses, as a percentage of net revenue, were 32% for the nine months ended March 31, 2009 compared to 33% for the nine months ended March 31, 2008.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth and the increase in stock-based compensation expenses. This increase in selling, general and administrative expenses was partly offset by the net depreciation of international currencies against the US dollar, which reduced our expenditure by approximately $8.7 million and $13.6 million for the three and nine months ended March 31, 2009, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expenses to continue in the range of 30% to 32%.

Research and Development Expenses

Research and development expenses decreased for the three months ended March 31, 2009 to $13.9 million, from the $15.0 million for three months ended March 31, 2008 a decrease of $1.1 million or 7%. Stock-based compensation expenses of $0.7 million and $0.5 million have been included within research and development expenses for the three months ended March 31, 2009 and 2008, respectively. Research and development expenses, as a percentage of net revenue, were 6% for the three months ended March 31, 2009 compared to 7% for the three months ended March 31, 2008.

Research and development expenses increased for the nine months ended March 31, 2009 to $46.1 million from $42.9 million for the nine months ended March 31, 2008, an increase of $3.2 million or 7%. Stock-based compensation expenses of $2.1 million and $1.4 million have been included within research and development expenses for the nine months ended March 31, 2009 and 2008, respectively. Research and development expenses, as a percentage of net revenue, were 7%, for the nine months ended March 31, 2009, which is consistent with the 7% for the nine months ended March 31, 2008.

The increase in research and development expenses was primarily due to an increase in charges for consulting fees and an increase in clinical trials. The increase in research and development expenses was partly offset by the net depreciation of international currencies against the U.S. dollar, which lowered our expenses by approximately $4.4 million and $7.9 million for the three and nine months ended March 31, 2009, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue in the range of 6% to 7%.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months and nine months ended March 31, 2009 totaled $1.7 million and $5.3 million, respectively, as compared to $2.0 million and $ 5.7 million for the three months and nine months ended March 31, 2008, respectively. The decrease in amortization expense is mainly attributable to the appreciation of the U.S. dollar against the Euro as the majority of the acquired intangible assets are denominated in Euros.

Donations to Foundation

During the three and nine months ended March 31, 2009, we donated nil and $1.0 million, respectively, to the ResMed Sleep Disordered Breathing Foundation. The Foundation was established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing. A donation of $2.0 million was made during the three and nine months ended March 31, 2008.

Restructuring Expenses

No restructuring expenses were incurred during the three months and nine months ended March 31, 2009 compared to $0.1 million and $2.4 million, respectively, for the three months and nine months ended March 31, 2008. Restructuring expenses consisted of expenses associated with our decision to streamline European management, including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands.

Other Income (Expense), Net

Other income for the three months ended March 31, 2009 was $1.1 million, compared to $6.2 million for the three months ended March 31, 2008. The decrease in other income was predominantly due to the gain on sale of $5.9 million recognized for the disposal of our building at Poway, California during the three months ended March 31, 2008. This was partly offset by the impairment write-down of our at cost-method investments recognized during the three months ended March 31, 2008 of $3.2 million compared to $0.2 million recognized during the three months ended March 31, 2009. The remaining movement is mainly due to foreign currency gains and losses.

Other income (expense), net for the nine months ended March 31, 2009 decreased to $6.9 million compared to $10.2 million for the nine months ended March 31, 2008. The decrease in other income for the nine months ended March 31, 2009 is predominantly due to the gain on sale of $5.9 million recognized for the disposal of our building at Poway, California during the nine months ended March 31, 2008. This was partly offset by the impairment write-down of our at cost-method investments recognized during the nine months ended March 31, 2008 of $3.2 million compared to $1.3 million recognized during the nine months ended March 31, 2009. The remaining movement is mainly due to an increase in net interest income due to higher cash balances and an increase in capitalized interest expense.

Income Taxes

Our effective income tax rate of approximately 26.9% for the three months ended March 31, 2009 was lower than our effective income tax rate of approximately 31.9% for the three months ended March 31, 2008. Our effective income tax rate of approximately 27.4% for the nine months ended March 31, 2009 was lower than our effective tax rate of 30.6% for the nine months ended March 31, 2008.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The lower tax rate was primarily due to a change in the geographic mix of taxable income, including the impact of lower taxes associated with our new Singapore manufacturing operation.

Net Income

As a result of the factors above, our net income for the three months ended March 31, 2009 was $39.2 million or $0.51 per diluted share compared to net income of $29.7 million or $0.38 per diluted share for the three months ended March 31, 2008.

As a result of the factors above, our net income for the nine months ended March 31, 2009 was $101.1 million or $1.31 per diluted share compared to net income of $80.7 million or $1.02 per diluted share for the nine months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009 and June 30, 2008, we had cash and cash equivalents of $327.1 million and $321.1 million, respectively. Working capital was $499.5 million and $546.6 million at March 31, 2009 and June 30, 2008, respectively.

Inventories at March 31, 2009 decreased by $21.8 million or 13% to $147.7 million compared to March 31, 2008 inventories of $169.5 million. The percentage decrease in inventories reflects improved working capital management and the impact of movements in foreign currency exchange rates, particularly the depreciation of the Australian dollar and Euro relative to the U.S. dollar.

Accounts receivable at March 31, 2009 were $196.0 million, an increase of $16.1 million or 9% over the March 31, 2008 accounts receivable balance of $179.9 million. This increase was largely consistent with the 10% incremental increase in revenues for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Accounts receivable days outstanding of 74 days at March 31, 2009, increased by 1 day compared to the 73 days at March 31, 2008. Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2009 and June 30, 2008 was 3.6% and 2.5%, respectively. To date we have not experienced any significant adverse decline in the credit quality of our customers and it remains broadly consistent with our past experience.

During the nine months ended March 31, 2009, we generated cash of $168.6 million from operations. Movements in foreign currency exchange rates during the nine months ended March 31, 2009 had the effect of decreasing our cash and cash equivalents by $84.4 million, as reported in U.S. dollars. Capital expenditures for the nine months ended March 31, 2009, and 2008 aggregated $83.9 million and $57.6 million, respectively. The capital expenditures for the nine months ended March 31, 2009 primarily reflected the construction of our new corporate headquarters in San Diego, California, computer hardware and software, rental and loan equipment and the purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $334.7 million at March 31, 2009.

We are currently developing new corporate headquarters in San Diego, California. To date we have incurred expenditures of $82.5 million in relation to the construction of our new corporate headquarters and we estimate additional construction and fit-out costs of approximately $21.2 million to complete the project. We expect to complete the project in the final quarter of fiscal 2009 and to fund the remaining project costs through a combination of cash on hand and operating cash flows.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Details of contractual obligations at March 31, 2009 are as follows:

	Payments Due by Period
In $000’s	Total	Mar 31, 2010	Mar 31, 2011	Mar 31, 2012	Mar 31, 2013	Mar 31, 2014	Thereafter
Long-Term Debt	$159,580	66,565	64,137	28,878	-	-	-
Operating Leases	$38,212	12,596	9,003	6,069	2,134	1,749	6,661
Purchase Obligations	$85,905	85,860	21	21	3	-	-
Total Contractual Obligations (A)	$283,697	$165,021	$73,161	$34,968	$2,137	$1,749	$6,661
(A)	The liabilities related to unrecognized tax benefits are not included in the above contractual obligations because the timing cannot be reliably estimated.

Details of other commercial commitments as at March 31, 2009 are as follows:

	Amount of Commitment Expiration Per Period
In $000’s	Total	Mar 31, 2010	Mar 31, 2011	Mar 31, 2012	Mar 31, 2013	Mar 31, 2014	Thereafter
Standby Letters of Credit	$35	35	-	-	-	-	-
Guarantees*	$95,817	1,304	64,970	26,291	21	-	3,231
Total Commercial Commitments	$95,852	$1,339	$64,970	$26,291	$21	$-	$3,231
*

The above guarantees relate mainly to guarantees required as part of our debt facilities and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

Revolving Facility

On February 27, 2009, ResMed Inc., and our wholly-owned subsidiaries, ResMed Corp., ResMed EAP Holdings Inc. and ResMed Motor Technologies Inc., entered into a Third Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A.

The loan agreement was amended in order that the revolving commitment at $65 million remain unchanged as otherwise it would have been reduced to $55 million as of March 1, 2009. The loan agreement was also amended to revise our obligation to maintain certain financial covenants. The minimum fixed charge coverage ratio was revised to exclude capital expenditures related to construction of our new headquarters building. The requirement that ResMed Corp. and ResMed Motor Technologies Inc. maintain minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, was increased to $15 million. Finally, the requirement that we meet certain minimum liquidity was eliminated.

The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At March 31, 2009, there was $64.1 million outstanding under this loan facility.

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

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a syndicated facility agreement dated May 16, 2005, between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SAS. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At March 31, 2009, the Tranche A facility loan had an amount outstanding of EUR 27.5 million, equivalent to approximately U.S. dollars (“USD”) 36.4 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At March 31, 2009, there was USD 9.0 million outstanding under this loan facility.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount must be repaid in full by June 8, 2009. At March 31, 2009, there were no amounts outstanding under this loan facility.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At March 31, 2009, there were no amounts outstanding under any of these arrangements.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Amended and Restated Syndicated Facility Agreement

On September 30, 2008, our wholly-owned Australian subsidiary, ResMed Limited, agreed to amend and restate the Syndicated Facility Agreement entered into on June 8, 2006. The amended and restated agreement (“First Amended and Restated Syndicated Facility Agreement”) with the Hong Kong and Shanghai Banking Corporation, Sydney Branch as financier and HSBC Bank Australia Limited as facility agent and security trustee, provides for an additional Tranche D term loan facility in the amount of 50 million US dollars. The financier has the right to assign part or all of its rights and/or obligations under the First Amended and Restated Syndicated Facility Agreement to other financial institutions

The additional $50 million loan facility will be used for general corporate purposes. The additional loan facility bears interest at a rate equal to LIBOR for deposits denominated in US dollars, plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and subsidiaries for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2009. At March 31, 2009, there was USD 50.0 million outstanding under this loan facility.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations and our $10.4 million in undrawn facilities.

Common stock

On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of outstanding common stock. During the three months and nine months ended March 31, 2009, we repurchased 0.8 and 1.5 million shares at a cost of $26.6 million and $52.7 million, respectively. At March 31, 2009, we have repurchased a total of 6.4 million shares at a cost of $195.7 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FASB 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157 (“FSP 157-2”), which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those items which are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active. FAS 157-3 was effective upon issue, including prior periods for which financial statements have not been issued. We have adopted this standard on July 1, 2008 and all related staff positions. The adoption did not have a material impact on our financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures about Market Risk

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk

Our reporting currency is the U.S. dollar, although the financial statements of our non-U.S. subsidiaries are maintained in their respective local currencies. We transact business in various foreign currencies, including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian manufacturing activities and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditures. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures denominated in Euros and Australian dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not enter into financial instruments for trading or speculative purposes.

The table below provides information in U.S. dollar equivalents on our significant foreign-currency-denominated financial assets and liabilities at March 31, 2009 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar (AUD)	US Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)	Singapore Dollar (SGD)	New Zealand Dollar (NZD)	Swedish Krona (SEK)	Swiss Franc (CHF)	Norwegian Kroner (NOK)
AUD Functional
Currency Entities:
Assets		108,863	72,421	5,704	-	1,810	567	1,367	1,857	967
Liability		(82,709)	(45,002)	(71)	-	(217)	(107)	(2)	(32)	(47)
Net Total		26,154	27,419	5,633	-	1,593	460	1,365	1,825	920
USD Functional
Currency Entities:
Assets	-	-	-	-	5,224	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-	-
Net Total	-	-	-	-	5,224	-	-	-	-	-
EURO Functional
Currency Entities:
Assets	-	1	-	-	-	-	-	-	-	-
Liability	-	(72)	-	(1,087)	-	-	-	-	(40)	(38)
Net Total	-	(71)	-	(1,087)	-	-	-	-	(40)	(38)
GBP Functional
Currency Entities:
Assets	-	482	11,146	-	-	-	-	-	-	-
Liability	-	(3)	(9,307)	-	-	-	-	-	(407)	(95)
Net Total	-	479	1,839	-	-	-	-	-	(407)	(95)
SGD Functional
Currency Entities:
Assets	-	8,031	-	-	-	-	-	-	-	-
Liability	(4,165)	(7,663)	-	-	-	-	-	-	-	-
Net Total	(4,165)	(368)	-	-	-	-	-	-	-	-

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Market Risk, continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at March 31, 2009. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets/(Liabilities)
Foreign Exchange Call Options	FY 2009	FY 2010	FY 2011	Total	March 31, 2009	June 30, 2008
Receive AUD/Pay USD
Option amount	$18,500	$80,000	$5,000	$103,500	$1,479	$4,493
Ave. contractual exchange rate	AUD 1 = USD 0.8690	AUD 1 = USD 0.8236	AUD 1 = USD 0.7150	AUD 1 = USD 0.8253
Receive AUD/Pay Euro
Option amount	$1,988	$31,805	$6,626	$40,419	$671	$381
Ave. contractual exchange rate	AUD 1 = Euro 0.6685	AUD 1 = Euro 0.5739	AUD 1 = Euro 0.5400	AUD 1 = Euro 0.5720
Receive AUD/Pay GBP
Option Amount	$3,223	$2,149	-	$5,372	$84	$143
Ave. contractual exchange rate	AUD 1 = GBP 0.4912	AUD 1 = GBP 0.5120	-	AUD 1 = GBP 0.4993

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, investment securities and debt. At March 31, 2009, we maintain cash and cash equivalents of $327.1 million containing financial instruments that have original maturities of less than six months. These financial instruments principally comprised of bank term deposits and at call accounts are invested at both short term fixed interest rates and variable interest rates. At March 31, 2009, we had total long-term debt, including the current portion of those obligations, of $159.6 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended March 31, 2009, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

Credit Market Risk

At March 31, 2009, we held a number of investment securities in AAA rated auction securities with UBS which had various maturities between July 2039 and November 2047. During November 2008, we accepted an offer that gave us a right to sell our investment securities back to UBS at full par value after June 30, 2010. However, in the event we need to access the funds invested in these auction rate securities prior to June 30, 2010 we may not be able to liquidate these securities at the par value. Therefore given the current market liquidity conditions and our intention to hold these investments until the rights under the UBS offer can be exercised on June 30, 2010 we have reclassified these securities from current to non-current assets. We also believe the current lack of liquidity of these investments is temporary and have therefore recorded the excess of the carrying value over the fair value to comprehensive income within stockholders equity. Additionally, based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

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

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At March 31, 2009, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2008 with the exception of the following:

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

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the nine months ended March 31, 2009:

Period 2009	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31	622,500	36.87	622,500	(622,500)
August 1 to August 31	30,100	37.89	30,100	(30,100)
September 1 to September 30	-	-	-	-
October 1 to October 31	-	-	-	-
November 1 to November 30	-	-	-	-
December 1 to December 31	55,989	35.02	55,989	(55,989)
January 1 to January 31
February 1 to February 28	50,000	37.82	50,000	(50,000)
March 1 to March 31	719,100	34.40	719,100	(719,100)
Total	1,477,689	35.65	1,477,689	1,646,693

(1)

On June 6, 2002, the Board of Directors authorized us to repurchase up to 8.0 million shares of our outstanding common stock. For the nine months ended March 31, 2009 and 2008, we repurchased 1,477,689 and 1,187,600 shares at a cost of $52.7 million and $47.8 million, respectively. Since the inception of the share buyback program, we have repurchased 6,353,307 shares at a cost of $195.7 million.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc. (1)
3.2	Fourth Amended and Restated Bylaws of ResMed Inc. (2)
10.1	Third Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on December 14, 2007.
(3)	Incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on March 5, 2009.

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2009

ResMed Inc.

/s/ KIERAN T. GALLAHUE

Kieran T. Gallahue
Chief Executive Officer (Principal Executive Officer)

/s/ BRETT A. SANDERCOCK

Brett A. Sandercock
Chief Financial Officer (Principal Financial Officer)