Form 10-K
period 2009-06-30
RESMED INC
filed 2009-08-21
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

Commission file number: 001-15317

RESMED INC.

(Exact name of registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

98-0152841

(IRS Employer Identification No.)

9001 Spectrum Center Blvd.

San Diego, CA 92123

United States of America

(Address of principal executive offices)

(858) 836-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS

Common Stock, $0.004 Par Value

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

Large accelerated filer [ x ]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]    No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was approximately $2,985,718,000. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.

At August 12, 2009, registrant had 75,544,678 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 6,701,925 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s 2009 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

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

In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, the impact of future developments related to the product recall, and various other factors subject to risks and uncertainties which could cause actual results to materially differ from those projected or implied in the forward-looking statements. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

We employ approximately 2,900 people and sell our products in over 70 countries through a combination of wholly owned subsidiaries and independent distributors.

Our web site address is www.resmed.com. We make our periodic reports, together with any amendments, available on our web site, free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission.

Corporate History

ResMed Inc., a Delaware corporation, was formed in March 1994 as the ultimate holding company for our Americas, Asia-Pacific and European operating subsidiaries. On June 1, 1995, we completed an initial public offering of common stock and on June 2, 1995 our common stock commenced trading on the NASDAQ National Market. On September 30, 1999 we transferred our principal public listing to the New York Stock Exchange, or NYSE, trading under the ticker symbol RMD. On November 25, 1999, we established a secondary listing of our common stock via Chess Depositary Instruments, or CDI’s, on the Australian Stock Exchange (now known as the Australian Securities Exchange), or ASX, also under the symbol RMD. Ten CDI’s on the ASX represent one share of our common stock on the NYSE. On July 1, 2002, we converted our ASX listing status from a foreign exempt listing to a full listing.

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

Since formation we have acquired a number of operating businesses including:

Name of Entity	Date of Acquisition
Dieter W. Priess Medtechnik	February 7, 1996
Premium Medical SARL	June 12, 1996
Innovmedics Pte Ltd	November 1, 1997
EINAR Egnell AB	January 31, 2000
MAP Medizin Technologie GmbH	February 16, 2001
Labhardt AG	November 15, 2001
Servo Magnetics Inc.	May 14, 2002
John Stark and Associates	July 24, 2002
Respro Medical Company Limited	July 2, 2003
Resprecare BV	December 1, 2004
Hoefner Medizintechnik GmbH	February 14, 2005
Saime SA	May 19, 2005
Pulmomed Medizinisch-Technische Geräte GmbH	July 1, 2005
PolarMed Holding AS	December 1, 2005
Western Medical Marketing	October 4, 2006
Respicure Medsys PVT.LTD	April 30, 2009

Segment Information

We believe that, given the single market focus of our operations solely in the sleep-disordered breathing sector of the respiratory medicine industry, and the inter-dependence of its products, we operate as a single operating segment. See Note 16 – Segment Information of the Notes to Financial

Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the notes to our consolidated financial statements.

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

While OSA has been diagnosed in a broad cross-section of the population, it is predominant among middle-aged men and those who are obese, smoke, consume alcohol in excess or use muscle-relaxing and pain-killing drugs. A strong association has been discovered between OSA and a number of cardiovascular diseases. Recent studies have shown that SDB is present in approximately 80% of patients with drug-resistant hypertension, approximately 72% of patients with type 2 diabetes and approximately 80% of patients with congestive heart failure. In relation to diabetes, recent studies indicate that SDB is independently associated with glucose intolerance and insulin resistance.

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

Continue Product Development and Innovation.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to more effectively treat SDB, increase patient comfort and encourage compliance with prescribed therapy. For example, in 1999 we introduced the Mirage Full Face Mask. This mask conforms to the patient’s facial contours, creating a more comfortable and better seal. In 2002, we introduced the AutoSet Spirit flow generator, our second-generation autotitrating device that adapts to the patient’s breathing patterns to more effectively treat OSA. In 2003, we introduced the Mirage Activa nasal mask, with active cushion technology. In 2004, we introduced the Mirage Swift nasal pillows system, a less obtrusive, lightweight, and flexible alternative to nasal masks. In 2005, we introduced the S8 range of CPAP, a small flow generator with optional integrated humidification. In 2007, we introduced the Mirage Quattro, a full face mask that offers dual-wall cushion with spring air technology which accommodates movement during sleep, and the Mirage Liberty, which combines our nasal pillow technology in a full face mask product with a minimalist design. In 2008, we launched several new patient interfaces including the Mirage Micro, a new generation nasal mask with a microfit dial and the Swift LT which offers a pillow system for additional support and comfort. In 2008, we also launched an updated version of our S8 flow generator and the VPAP Auto, a new bi-level device incorporating our new motor technology including the easy-breathe waveform. In 2009, we launched Activa LT and the Swift LT for Her, which was the first nasal pillow product released that is designed and marketed specifically for female patients. We believe that continued product development and innovation are key factors to our ongoing success. Approximately 11% of our employees are devoted to research and development activities. In fiscal year 2009, we invested $63.1 million, or 7% of our revenues, in research and development.

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

During fiscal years 2009, 2008 and 2007, we donated $3.5 million, $2.0 million and $Nil, respectively, to the ResMed Foundation in the United States, and the ResMed Foundation in Australia, to further enhance research and awareness of SDB. The contributions to the Foundations reflect ResMed’s commitment to medical research into sleep-disordered breathing, particularly the treatment of obstructive sleep apnea.

Expand into New Clinical Applications.    We continually seek to identify new applications of our technology for significant unmet medical needs. Recent studies have established a clinical association between OSA and both stroke and congestive heart failure, and have recognized SDB as a cause of hypertension or high blood pressure. Research also indicates that SDB is independently associated with glucose intolerance and insulin resistance. We have developed a device for the treatment of Cheyne-Stokes breathing in patients with congestive heart failure. In addition, we maintain close working relationships with a number of prominent physicians to explore new medical applications for our products and technology. In 2007 we received Food and Drug Administration, or FDA, clearance and launched a new product in the United States for the treatment of respiratory insufficiency due to central sleep apnea, mixed apnea and periodic breathing, called the Adapt SV. The Adapt SV uses a technology known as adaptive servo-ventilation and was first made available to a select group of U.S. key opinion leader sites beginning in the third quarter of fiscal year 2006. Adapt SV, utilizes an advanced algorithm to calculate a patient-specific minute ventilation target and automatically adjusts pressure support to maintain the target. We believe this technology has allowed physicians to successfully treat complex breathing disorders in some patients who had previously tried and failed traditional positive airway pressure therapy.

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

AutoSet systems are based on a proprietary technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA. CPAP and VPAP flow generators accounted for approximately 58%, 50% and 52% of our net revenues in fiscal years 2009, 2008 and 2007, respectively.

With the acquisition of Saime SAS in May 2005, we increased our presence in the European homecare ventilation market. The VS and Elisée range of products are sophisticated, yet easy to use for physicians, clinicians and patients. We believe these devices compliment our VPAP III, VPAP Adapt SV and Autoset CS2 for patients who need ventilatory assistance.

The tables below provide a selection of products, as known by our trademarks, which have been released during the last five years.

CONTINUOUS POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

ResMed S8 Series	A small CPAP device with optional integrated humidification.	June 2005

C-Series Tango	An entry level CPAP device with optional humidification	March 2007

ResMed S8 Series II	A small CPAP device with enhanced feature set to the original S8 Series, with improved patient therapy comfort. The device has an optional integrated humidifier.	April 2008

S8 Elite (AutoScore) II (ROW, ex Japan)	A small CPAP device with enhanced feature set to the original S8 (AutoScore), with improved patient therapy comfort. The device has an optional integrated humidifier.	September 2007

S8 Elite II (US)	A small CPAP device with enhanced feature set to the original S8 Elite, with further improved patient therapy comfort. The device has an optional integrated humidifier.	April 2008

S8 Escape II (US)	A small CPAP device with enhanced feature set to the original S8 Escape, with further improved patient therapy comfort. The device has an optional integrated humidifier	June 2008

S8 Escape (Lightweight) II (ROW, ex Japan)	A small CPAP device with enhanced feature set to the original S8 Escape (Lightweight), with further improved patient therapy comfort. The device has an optional integrated humidifier	September 2008

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

VPAP Adapt SV	The newest and most highly evolved bilevel device which uses adaptive servo-ventilation technology to treat patients with central sleep apnea, mixed apnea and periodic breathing.	March 2006

VPAP Malibu	Auto-adjusting bilevel device utilizing the smooth pressure waveform of the VPAP Adapt SV to achieve ultimate comfort for non-compliant CPAP users.	April 2007

VPAP Auto	Auto-bilevel device on the compact S8 platform utilizing the easy-breathe waveform and Autoset algorithms.	January 2008

VPAP Adapt SV – Enhanced	Revised VPAP Adapt SV increasing pressure range from 4-20 cmH2O to 4-25 cmH2O and AHI resporting.	February 2008

VPAP ST	Small compact Bi-level ST device in an S8 box with VAuto for US	June 2008

VPAP Auto 25	Small compact Bi-level ST device in an S8 box with VAuto for US	June 2008

VPAP III STA with QuickNav	An upgraded Bi-level device with alarm history, instant efficacy data and a large screen.	July 2008

VPAP S / VPAP IV	Bi-level device that provides S and CPAP modes with the pressure up to 25 cmH2O in a compact and convenient S8 design.	September 2008

VPAP IV ST#	Small compact Bi-level ST device in an S8 box with VAuto for Europe	September 2008

S8 Auto 25	Bi-level device that provides the Easy-Breathe wave on the AutoSet algorithm and the pressure up to 25cm H2O in a compact and convenient S8 design.	October 2008

# Sold outside United States only

AUTOMATIC POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

AutoSet CS2*#	Modular, automatic device specifically designed to normalize ventilation in congestive heart failure patients with Cheyne Stokes respiration. The device has an optional integrated humidifier.	August 2004

S8 Autoset II (ROW, ex Japan)	Premium auto-adjusting device in ResMed’s S8 Series II range, with improved patient therapy comfort. The device has an optional integrated humidifier.	September 2007

S8 Autoset II (US)	Premium auto-adjusting device in ResMed’s S8 Series II range, with further improved patient therapy comfort. The device has an optional integrated humidifier.	April 2008

* Not cleared for marketing in the United States

# Sold outside United States only

VENTILATION PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Elisée 150*#	Ventilator device that combines volumetric and barometric ventilation modes with single or double limb circuit.	June 2004

Elisée 370*#	Ventilator for use in Intensive Care Unit combining all conventional ventilation modes, diagnostic functions with external monitoring interface for ventilation loops.	September 2004

Elisée 250*#	Ventilator for use in transport and emergency situations.	April 2005

Elisée 150*# (Lyon)	New software launch V2.50 incorporating CPAP mode and additional flexibility in settings. For example presetting 2 programs in both invasive and non-invasive.	November 2008

VS III *#	Pressure support and volume ventilator for invasive and non-invasive purposes so it can be used from the hospital to the home. Launched in France and Germany.	December 2008

* Not cleared for marketing in the United States

# Sold outside United States only

Mask Systems and Diagnostic Products

Mask systems are one of the most important elements of SDB treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight. Masks, accessories, motors and diagnostic products accounted for approximately 42%, 50% and 48% of our net revenues in fiscal years 2009, 2008 and 2007, respectively.

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Mirage Swift	A light and unobtrusive nasal pillows mask system.	August 2004

Silent Papillon Mask*#	A low noise nasal mask with simplified assembly.	March 2005

Hospital Full Face Mask	Disposable full face mask specifically designed for hospital use.	April 2005

Hospital Nasal Mask	Disposable nasal mask specifically designed for hospital use.	April 2005

Ultra Mirage II	Advanced version of the Ultra Mirage Nasal System with improved comfort and ease of fit through enhanced forehead pads and support.	July 2005

Meridian Nasal Mask	A value line nasal mask that is simple yet comfortable.	February 2006

Mirage Swift II	Improved design to reduce noise and airflow pattern.	April 2007

Mirage Quattro	ResMed’s fourth generation full face mask, delivering an individualized fit for over 95% of users.	April 2007

Mirage Liberty	A full face mask that seals individually at the mouth and nose. With less skin contact and an open field of vision, this unobtrusive mask feels light on the face.	May 2007

Hospital NV Full Face Mask	Non-vented version of hospital Full Face Mask designed for hospital ventilation	October 2007

Micro Mirage	Nasal mask equipped with Mircofit dial for personalized fit	February 2008

Swift LT	Nasal mask offering pillow system for additional support and stability	June 2008

Activa LT	Nasal mask including Active Cell Technology in a lightweight version to help mitigate leak and optimize patient comfort	October 2008

Swift LT for Her	Nasal mask offering pillows systems with female specific design features	November 2008

* Not cleared for marketing in the United States

# Sold outside United States only

We market sleep recorders for the diagnosis and titration of SDB in sleep clinics and hospitals. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

DIAGNOSTIC PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

ApneaLink (MicroMesam)	A portable Sleep Apnea screening device for use by sleep professionals and primary care physicians	April 2004

ApneaLink + Oximetry	A portable Sleep Apnea screening device with oximetry measurement	June 2007

ApneaLink Plus (US)	A portable Sleep Apnea screening device with oximetry measurement and respiratory effort measurement	June 2009

Accessories and Other Products

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

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

ResScan v3.6	Support for VPAP Auto 25, VPAP ST, VPAP S devices; plus ability to export patient files to csv format; option to switch between hPa and cmH2O units of measurement; patient list display improvements.	July 2008

ResScan v3.7	Support for S8 Auto 25, S8 Escape II (ROW), S8 AutoSet II w/EPR (ROW), S8 Escape II Auto devices; support for Vista Home Premium OS; support for Japanese OS; enhancements to Quick Start feature.	September 2008

ResTraxx v13	Support for using the GSM network for wireless communication between ResMed Data Centre(“RDC”) and S8 AutoSet II, S8 Elite II, VPAP- ST, VPAP Auto, VPAP Auto 25 & VPAP S flow generators. S8 ResTraxx Centres for Medicare and Medicaid Services (“GSM”) module released.	October 2008

ResTraxx v14	Support for VPAP S devices; enhancements to compliance reports to show CMS guidelines compliance; ability to generate compliance report directly by running a script on the database for a given organization as a csv file.	May 2009

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

In 1999, we introduced the AutoSet T flow generator, an autotitrating device that adapts to the patient’s breathing patterns to effectively prevent apneas. In 2001, we introduced our next generation autotitrating device, the AutoSet Spirit. The AutoSet Spirit is an autotitrating modular device with optional integrated humidifier. In 2003, we introduced the Activa nasal mask using our patented Active Cushion Technology. In 2004, we launched our Mirage Swift mask, a light and unobtrusive nasal pillows mask system. Also, in 2004 we launched an improved AutoSet CS 2 (outside the United States only) to treat congestive heart failure patients with significant central sleep apnea. In 2006, we launched the Adapt SV within the United States. This product is for the treatment of respiratory insufficiency due to central sleep apnea, mixed apnea and periodic breathing and uses a technology which we call adaptive servo-ventilation.

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

In fiscal years 2009, 2008 and 2007 we invested $63.1 million, $60.5 million and $50.1 million, respectively, on research and development.

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

Sales in North and Latin America accounted for 54%, 49% and 53% of our net revenues for fiscal years 2009, 2008 and 2007, respectively.

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

Sales in Europe accounted for 38%, 43% and 39% of our total net revenues for fiscal years 2009, 2008 and 2007, respectively.

Asia Pacific.    We have wholly–owned subsidiaries in Australia, Hong Kong, Japan, New Zealand, Singapore, China and India. We use a combination of our direct sales force and independent distributors to sell our products in Asia Pacific. Sales in Asia Pacific and the rest of the world accounted for 8%, 8% and 8% of our total net revenues for the fiscal years 2009, 2008 and 2007, respectively.

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

In September 2008, the European Society of Cardiologists published guidelines for the treatment of acute and chronic heart failure. The guidelines noted that patients with symptomatic heart failure frequently have sleep-related disorders (central or obstructive sleep apnea) and recommended treatment with Continuous Positive Airway Pressure, or CPAP, for patients diagnosed with obstructive sleep apnea. In June 2008 the International Diabetes Federation issued a consensus statement on sleep disordered breathing and Type 2 Diabetes, where the substantial value of identifying and treating diabetic patients suffering from sleep disordered breathing was recognized and recommended. We believe that the increasing awareness among the co-morbidity specialists supports the efforts and investment we are making in new markets, including diabetes and cardiology.

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

We have a 43,000 square foot manufacturing facility in Paris, France. This facility is accredited to ISO 13485 and is primarily responsible for the assembly of mechanical ventilators and associated accessories.

We also manufacture high-quality electric motors for our flow generator devices at the ResMed Motor Technologies Inc. facility which comprises a 72,000 square foot facility at Chatsworth, California.

In November 2008 we opened a 32,000 square foot manufacturing facility in Singapore to complement the Sydney manufacturing site. The plant commenced with the production of masks and in the fourth quarter of fiscal year 2009 a flow generator assembly line was commissioned.

Our quality management system is based upon the requirements of ISO 9001, ISO 13485, FDA Quality System Regulations for Medical Devices and the Medical Device Directive (93/42/EEC). Our Sydney, Australia and San Diego, California and Singapore facilities are each accredited to ISO 9001 and ISO 13485. These three sites have third party audits conducted by the ISO certification bodies at regular intervals.

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

We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than us. In the United States, our principal market, Philips BV, who acquired Respironics Inc., a previous competitor; DeVilbiss, a division of Sunrise Medical Inc.; Nellcor Puritan Bennett, a division of Covidien Ltd.; and Fisher & Paykel Healthcare Corporation Limited are the primary competitors for our products. Our principal European competitors are also Philips, DeVilbiss, and Nellcor Puritan Bennett, as well as regional European manufacturers. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the healthcare industry. In addition, our products compete with surgical procedures and dental appliances designed to treat OSA and other SDB related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

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

Patents and Proprietary Rights and Related Litigation

Through our subsidiaries ResMed Limited, MAP Medizin-Technologie GmbH, ResMed Motor Technologies Inc., and ResMed Paris SAS, we own or have licensed rights to approximately 400 issued United States patents (including approximately 200 design patents) and approximately 500 issued foreign patents. In addition, there are approximately 400 pending United States patent applications (including approximately 80 design patent applications), approximately 780 pending foreign patent applications, approximately 1,000 registered foreign designs and approximately 90 pending foreign designs. Some of these patents, patent applications and designs relate to significant aspects and features of our products.

Of our patents, 14 United States patents and 29 foreign patents are due to expire in the next five years, with 2 foreign patents due to expire in 2010, 18 in 2011, 1 in 2012, 3 in 2013, and 5 in 2014; and 2 United States patents in 2010, 4 United States patents in 2011, 2 United States patents in 2013, and 6 United States patents in 2014. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

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

As a medical device manufacturer, all of our domestic and Australian manufacturing facilities are subject to inspection on a routine basis by the FDA. We believe that our design, manufacturing and quality control procedures are in compliance with the FDA’s regulatory requirements.

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

Employees

As of June 30, 2009, we had approximately 2,900 employees or full time consultants, of which approximately 1,200 persons were employed in warehousing and manufacturing, 300 in research and development and 1,400 in sales, marketing and administration. Of our employees and consultants, approximately, 1,200 were located in Australia, 600 in North and South America, 900 in Europe and 200 in Asia.

We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

If we fail to integrate our recent acquisitions with our operations, our business could suffer.    During the past five fiscal years we have acquired Respicure, Western Medical Marketing, PolarMed, Pulmomed, Saime, Hoefner and Resprecare. We continue to integrate these acquisitions into our operations. The integration requires significant efforts from each company and we may find it difficult to integrate the operations as personnel may leave and licensees, distributors or suppliers may terminate their arrangements or demand amended terms to these arrangements. Additionally, our management may have their attention diverted while trying to integrate these companies. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of these acquisitions.

We are subject to various risks relating to international activities that could affect our overall profitability.    We manufacture substantially all of our products outside the U.S. and sell a significant portion of our products in non-U.S. markets. Sales outside North and Latin America accounted for approximately 46% and 51% of our net revenues in the years ended June 30, 2009 and 2008, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our U.S. operations, including:

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

Complying with Food and Drug Administration, or FDA, and other regulations is an expensive and time-consuming process, and any failure to comply could have a materially adverse effect on the Company’s business, financial condition, or results of operations.    We are subject to various federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, our products could be subject to recall if the FDA or we determine, for any reason, that our products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results. For example, in April 2007 we announced a worldwide voluntary product recall of approximately 300,000 of our S8 flow generators manufactured between July 2004 and May 2006. We determined that there was a remote potential for a short circuit in the power connector. To date, no significant property damage or patient injury has been reported. The initial estimated cost of this action was $59.7 million which was recognized as a charge to cost of sales in the consolidated statement of income year ended June 30, 2007. During the year ended June 30, 2009 and June 30, 2008 we recognized additional charges of $Nil and $3.1 million. These costs accounted for factors such as expected return rates for the affected units, unit replacement costs, legal, consulting, logistical and temporary contractor expenses directly associated with the recall. We expect negligible additional costs associated with the recall and at June 30, 2009 there is no remaining recall accrual.

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

We are subject to substantial regulation related to quality standards applicable to its manufacturing and quality processes. Our failure to comply with these standards could have an adverse effect on our business, financial condition, or results of operations.    The FDA regulates the approval, manufacturing, and sales and marketing of many of our products in the U.S. Significant government regulation also exists in Canada, Japan, Europe, and other countries in which we conduct business. As a device manufacturer, we are required to register with the FDA and is subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls or related field actions, withdrawals, and/or declining sales.

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

Delaware law and provisions in our charter and could make it difficult for another company to acquire us.    Provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management which might be beneficial to us or our security holders. In particular, our Board of Directors is divided into three classes, serving for staggered three-year terms. Because of this classification it will require at least two annual meetings to elect directors constituting a majority of our Board of Directors.

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

We may not be able to enforce the judgments of U.S. courts against some of our assets or officers and directors.    A substantial portion of our assets are located outside the United States. Additionally, two of our eight directors and three of our six executive officers reside outside the United States, along with all or a substantial portion of the assets of these persons. As a result, it may not be possible for investors to enforce judgments of U.S. courts relating to any liabilities under U.S. securities laws against our assets, those persons or their assets. In addition, we have been advised by our Australian counsel that some doubt exists as to the ability of investors to pursue claims based on U.S. securities laws against these assets or these persons in Australian courts.

Our results of operations may be materially affected by global economic conditions generally, including conditions in the financial markets.    Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the financial markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown. It is difficult to predict how long the current economic conditions will continue and whether the economic conditions will continue to deteriorate. If the economic climate in the U.S. or outside the U.S. continues to deteriorate or there is a shift in government spending priorities, customers or potential customers could reduce or delay their purchases, which could impact our revenue, our ability to manage inventory levels, collect customer receivables, and ultimately decrease our profitability.

ITEM 1B	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2009 that remain unresolved.

ITEM 2	PROPERTIES

Our new principal executive offices and U.S. distribution facilities, consisting of approximately 230,000 square feet, are located on Spectrum Centre Boulevard (North San Diego County), California, in a building we own. We have our research and development and office facilities at our existing site in Norwest, Sydney, Australia, which consists of approximately 69,000 square feet. We own our principal manufacturing facility consisting of a 155,000 square foot complex at this same Norwest site in Sydney, Australia. We lease a 72,000 square foot facility for manufacture of electronic motors in Chatsworth, California. During the year ended June 30, 2009, we completed the construction of our new corporate headquarters located at Kearny Mesa, San Diego. In November 2008, we opened a 32,000 square foot manufacturing facility in Singapore to complement the Sydney manufacturing site.

Sales and warehousing facilities are either leased or owned in South Carolina and Oregon, U.S.A.; Abingdon, England; Munich, Germany; Bremen, Germany; Hochstadt, Germany; Lyon, France; Paris, France; Basel, Switzerland; Trollhaettan, Sweden; Vienna, Austria; Helsinki, Finland; Den Haag, Netherlands; Oslo, Norway; and Kowloon, Hong Kong.

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

	2009		2008
	High	Low	High	Low

Quarter One, ended September 30	$47.98	$35.53	$45.40	$39.33
Quarter Two, ended December 31	43.35	29.83	53.09	39.65
Quarter Three, ended March 31	42.81	31.82	51.31	39.20
Quarter Four, ended June 30	41.56	34.19	45.32	34.19

As of July 20, 2009, there were 43 holders of record of our common stock. We have not paid any cash dividends on our common stock since the initial public offering of our common stock and we do not currently intend to pay cash dividends in the foreseeable future. We anticipate that all of our earnings and other cash resources, if any, will be retained for the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.

Purchases of Equity Securities

The following table summarizes purchases by us of our common stock during the fiscal year ending June 30, 2009:

Period 2009	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31	622,500	36.87	5,498,118	2,501,882
August 1 to August 31	30,100	37.89	5,528,218	2,471,782
September 1 to September 30	-	-	5,528,218	2,471,782
October 1 to October 31	-	-	5,528,218	2,471,782
November 1 to November 30	-	-	5,528,218	2,471,782
December 1 to December 31	55,989	35.02	5,584,207	2,415,793
January 1 to January 31	-	-	5,584,207	2,415,793
February 1 to February 28	50,000	37.82	5,634,207	2,365,793
March 1 to March 31	719,100	34.40	6,353,307	1,646,693
April 1 to April 30	-	-	6,353,307	1,646,693
May 1 to May 31	269,600	$37.11	6,622,907	10,000,000
June 1 to June 30	79,018	$37.78	6,701,925	9,920,982
Total	1,826,307	$35.96	6,701,925	9,920,982

(1) On May 27, 2009, our Board of Directors authorized a new program to repurchase up to 10.0 million shares of our outstanding common stock. This program replaces and cancels our previous program to repurchase up to 8.0 million shares authorized by the board on June 2, 2002 and allows us to repurchase shares in addition to the shares we repurchased under our previous program. There is no expiration date for the repurchase of these shares. For the years ended June 30, 2009 and 2008, we repurchased 1,826,307 and 2,570,700 shares at a cost of $65.7 million and $99.5 million, respectively. At June 30, 2009, we have repurchased a total of 6,701,925 shares at a cost of $208.3 million under both programs. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2009. The data set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related Notes included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2009, 2008 and 2007 and the balance sheet data as of June 30, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2006 and 2005 and the balance sheet data as of June 30, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

Consolidated Statement of Income Data:	Years Ended June 30
(In thousands, except per share data)	2009	2008	2007	2006	2005
Net revenues	$920,735	$835,397	$716,332	$606,996	$425,505
Cost of sales	366,933	338,544	272,140	230,101	150,645
Product recall expenses	-	3,103	59,700	-	-
Gross profit	553,802	493,750	384,492	376,895	274,860
Selling, general and administrative expenses	289,875	278,087	237,326	200,168	135,703
Research and development expenses	63,056	60,524	50,106	37,216	30,014
Donations to research foundations	3,500	2,000	-	760	500
In-process research and development charge	-	-	-	-	5,268
Amortization of acquired intangible assets	7,060	7,791	6,897	6,327	870
Restructuring expenses	-	2,378	-	1,124	5,152
Total operating expenses	363,491	350,780	294,329	245,595	177,507
Income from operations	190,311	142,970	90,163	131,300	97,353
Other income (expenses):
Interest income (expense), net	10,205	10,058	6,477	1,320	(808)
Other, net	1,168	4,827	1,333	774	81
Total other income (expenses)	11,373	14,885	7,810	2,094	(727)
Income before income taxes	201,684	157,855	97,973	133,394	96,626
Income taxes	(55,236)	(47,552)	(31,671)	(45,183)	(31,841)
Net income	$146,448	$110,303	$66,302	$88,211	$64,785
Basic earnings per share	$1.94	$1.43	$0.86	$1.22	$0.94
Diluted earnings per share	$1.90	$1.40	$0.85	$1.16	$0.91
Weighted average:
Basic shares outstanding	75,629	77,378	76,709	72,307	68,643
Diluted shares outstanding	77,113	78,712	78,253	77,162	74,942

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 10, 2005 and distributed on September 30, 2005.

Consolidated Balance Sheet Data:	As of June 30
(In thousands)	2009	2008	2007	2006	2005
Working capital	$584,184	$546,647	$466,396	$381,284	$141,659
Total assets	1,507,968	1,406,000	1,252,042	1,012,921	774,146
Long-term debt, less current maturities	94,191	93,789	87,648	116,212	58,934
Total stockholders’ equity	1,115,192	1,081,775	931,222	738,148	474,065

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Resmed Inc. MD&A is provided as a supplement to, and should be read in conjunction with selected financial data and consolidated financial statements and notes, included herein.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the fiscal year we continued our efforts to build awareness of the consequences of untreated sleep-disordered breathing and to grow our business in this market. In our efforts we have attempted to raise awareness through market and clinical initiatives highlighting the increasing link between the potential effects SDB can have on cardiovascular diseases and Type 2 diabetes.

In September 2008, the European Society of Cardiologists published guidelines for the treatment of acute and chronic heart failure. The guidelines noted that patients with symptomatic heart failure frequently have sleep-related disorders (central or obstructive sleep apnea) and recommended treatment with Continuous Positive Airway Pressure, or CPAP, for patients diagnosed with obstructive sleep apnea. In June 2008 the International Diabetes Federation issued a consensus statement on sleep disordered breathing and Type 2 Diabetes, where the substantial value of identifying and treating diabetic patients suffering from sleep disordered breathing was recognized and recommended. We believe that the increasing awareness among the co-morbidity specialists supports the efforts and investment we are making in new markets, including diabetes and cardiology.

We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2009 we invested approximately $63.1 million on research and development activities, which represents 7% of revenue. Since the development of CPAP, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories.

During fiscal year 2009, we released new products across both our mask and flow generator categories. We have introduced new masks in both Europe and the U.S. during fiscal 2009, including the release of Activa LT and Swift LT for Her, which was the first nasal pillows product designed and marketed specifically for female patients. Additionally, we released a series of new bilevel flow generators in Europe and in North and Latin America. These products utilize our patented EasyBreathe motor technology, providing performance at substantially quieter noise levels compared to other leading competitors.

We reported record financial results in fiscal year 2009, with an increase in net revenue of 10% to $920.7 million compared to fiscal year 2008. Gross profit increased for the year ended June 30, 2009 to $553.8 million from $493.7 million for the year ended June 30, 2008, an increase of $60.1 million or 12%. Our net income for the year ended June 30, 2009 was $146.4 million or $1.90 per diluted share compared to net income of $110.3 million or $1.40 per diluted share for the year ended June 30, 2008.

Total operating cash flow for fiscal year 2009 was $238.9 million, which represents a 73% increase from the year ended June 30, 2008. At June 30, 2009, our cash and cash equivalents totaled $415.7 million. Our total assets increased by 7% to $1.5 billion and our shareholders’ equity was up 3% to $1.1 billion. During fiscal year 2009, we repurchased 1,826,307 shares at a cost of $65.7 million under our share buy-back program.

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Net Revenues.    Net revenue increased for the year ended June 30, 2009 to $920.7 million from $835.4 million for the year ended June 30, 2008, an increase of $85.3 million or 10%. The increase in net revenue was attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar negatively impacted revenues by approximately $40.3 million for the year ended June 30, 2009. Excluding the impact of unfavorable foreign currency movements, sales for the year ended June 30, 2009 increased by 15% compared to the year ended June 30, 2008.

Net revenue in North and Latin America increased for the year ended June 30, 2009 to $493.4 million from $409.6 million for the year ended June 30, 2008, an increase of $83.8 million or 20%. This growth has been generated by increased public and physician awareness of sleep-disordered breathing and growth generated from our recent product releases including the S8II flow generator, VPAP Auto 25, VPAP S, Swift LT nasal pillows mask and Mirage Quattro full-face mask.

Net revenue in markets outside North and Latin America increased for the year ended June 30, 2009 to $427.3 million from $425.8 million for the year ended June 30, 2008, an increase of $1.5 million or 0.4%. Excluding the impact of unfavorable foreign currency movements, international sales grew by 10%. This sales growth outside North and Latin America predominantly reflects growth in the overall sleep-disordered breathing market, growth generated from our recent product releases including the S8II flow generator, VPAP S, VPAP ST and Mirage Quattro full-face mask offset by the negative impact from movements of international currencies against the U.S. dollar.

Sales of flow generators for the year ended June 30, 2009 totaled $532.1 million from $418.5 million for the year ended June 30, 2008, an increase of 10%, including increases of 21% in North and Latin America and 2% elsewhere. Sales of mask systems, motors and other accessories totaled $388.6 million, an increase of 11%, including increase of 20% in North and Latin America offset by a decrease of 2% elsewhere, for the year ended June 30, 2009, compared to the year ended June 30, 2008. We believe these primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products, partially offset by unfavorable foreign currency movements in sales outside of North and Latin America.

Gross Profit.    Gross profit increased for the year ended June 30, 2009 to $553.8 million from $493.8 million for the year ended June 30, 2008, an increase of $60.1 million or 12%. Gross profit as a percentage of net revenue increased for the year ended June 30, 2009 to 60% from 59% for the year ended June 30, 2008. The increase in gross margins is primarily due to the depreciation of the Australian dollar against the U.S. dollar as the majority of our manufacturing labor and overhead is denominated in Australian dollars, a favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales and cost savings attributable to manufacturing and supply chain improvements.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2009 to $289.9 million from $278.1 million for the year ended June 30, 2008, an increase of $11.8 million or 4%. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2009 was 31% compared to 33% for the year ended June 30, 2008.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth, stock-based compensation costs and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also offset by the net appreciation of the U.S. dollar against international currencies, which reduced by approximately $21.8 million our expenses for the year ended June 30,

2009, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to continue in the historical range of 31% to 33%.

Research and Development Expenses.    Research and development expenses increased for the year ended June 30, 2009 to $63.1 million from $60.5 million for the year ended June 30, 2008, an increase of $2.5 million or 4%. As a percentage of net revenue, research and development expenses were 7% for the year ended June 30, 2009 and are consistent with the year ended June 30, 2008.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, increased charges for consulting fees and an increase in clinical trials, including the SERVE-HF study. The increase in research and development expenses was also offset by the net appreciation of the U.S. dollar against international currencies, which reduced our expenses by approximately $11.0 million for the year ended June 30, 2009, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue at approximately 7%.

Donations to Foundations.    In the years ended June 30, 2009 and 2008, we donated $3.5 million and $2.0 million, respectively, to the ResMed Foundations. The Foundations were established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2009 totaled $7.1 million compared to $7.8 million for the year ended June 30, 2008. The decrease in amortization expense is attributable to the appreciation of the U.S. dollar against the Euro as the majority of the acquired intangible assets are denominated in Euros.

Restructuring Expenses.    Restructuring expenses incurred for the year ended June 30, 2009 were $Nil compared to $2.4 million for the year ended June 30, 2008. Restructuring expenses in the prior year consisted of expenses associated with our decision to streamline European management, including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands. The restructuring expenses mainly comprise employee termination costs, leasehold improvement write-downs and property lease exit costs. We will continue to monitor the progress of this restructure and adjust our business strategies and personnel accordingly to achieve maximum efficiencies and cost savings.

Other Income (Expense), Net.    Other income, net for the year ended June 30, 2009 was $11.4 million, a decrease of $3.5 million over the year ended June 30, 2008 of $14.9 million. This was predominantly due a $5.9 million gain on the sale of our Poway property, that was reported in year ended June 30, 2008 which was partly offset by a $3.2 million impairment write-down of our at cost-method investments in the same fiscal year.

Income Taxes.    Our effective income tax rate decreased to 27.4% for the year ended June 30, 2009 from 30.1% for the year ended June 30, 2008. The lower tax rate was primarily due to a change in the geographic mix of taxable income, including the impact of lower taxes associated with our new Singapore manufacturing operation. We continue to benefit from the Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income.    As a result of the factors above, our net income for the year ended June 30, 2009 was $146.4 million or $1.90 per diluted share compared to net income of $110.3 million or $1.40 per diluted share for the year ended June 30, 2008, an increase of 33% and 36%, respectively, over the year ended June 30, 2008.

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

Voluntary Product Recall Expenses.    On April 23, 2007, we initiated a worldwide voluntary product recall of approximately 300,000 units of our early production S8 flow generators. In these particular units, which were manufactured between July 2004 and May 15, 2006, there was what we considered to be a remote potential for a short circuit in the power supply connector. The initial estimated cost of this recall action was $59.7 million which was recognized as a charge to cost of sales in the condensed consolidated statement of income during the year ended June 30, 2007. During the year ended June 30, 2008 we recognized an additional charge of $3.1 million due to the higher than original estimated return rates and consulting charges. At June 30, 2008 the recall accrual was $1.0 million.

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

Liquidity and Capital Resources

As of June 30, 2009 and June 30, 2008, we had cash and cash equivalents of $415.7 million and $321.1 million, respectively. Working capital was $584.2 million and $546.6 million at June 30, 2009 and June 30, 2008, respectively. The increase in working capital predominantly reflects the growth and profitability of the business during the year.

Inventories at June 30, 2009 decreased by $0.9 million or 1% to $157.4 million compared to June 30, 2008 inventories of $158.3 million. The decrease in inventories was lower than the increase of 10% in net revenues in the year ended June 30, 2009 compared to the year ended June 30, 2008 due to improved inventory management.

Accounts receivable at June 30, 2009 were $212.1 million, an increase of $19.9 million or 10% over the June 30, 2008 accounts receivable balance of $192.2 million. The increase was consistent with the 10% incremental increase in net revenues for the year ended June 30, 2009 compared to the year ended June 30, 2008. Accounts receivable days sales outstanding of 74 days at June 30, 2009 increased by 2 days compared to 72 days at June 30, 2008. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2009 and 2008 was 3.4% and 2.5%, respectively. The credit quality of our customers remains broadly consistent with our past experience.

During the year ended June 30, 2009, we generated cash of $238.9 million from operations. Movements in foreign currency exchange rates during the year ended June 30, 2009 had the effect of decreasing our cash and cash equivalents by $36.9 million, as reported in U.S. dollars. During fiscal years 2009 and 2008, we repurchased 1,826,307 and 2,570,700 shares at a cost of $65.7 million and $99.5 million, respectively.

Capital expenditures for the years ended June 30, 2009 and 2008 aggregated $109.7 million and $75.8 million, respectively. The capital expenditures for the year ended June 30, 2009 primarily reflected construction costs related to our new corporate headquarters in San Diego, California, office facilities, computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $377.6 million at June 30, 2009 compared to $357.1 million at June 30, 2008. During the year ended June 30, 2009 we completed construction of new corporate headquarters in San Diego, California. The total cost of the new corporate headquarters was $99.9 million.

Details of contractual obligations at June 30, 2009 are as follows:

		Payments Due by Period
In $000’s	Total	2010	2011	2012	2013	2014	Thereafter
Long-Term Debt	$161,736	$67,545	$94,191	$-	$-	$-	$-
Operating Leases	38,886	12,538	9,970	5,174	2,658	2,079	6,467
Purchase Obligations	88,968	88,926	22	20	-	-	-
Total Contractual Obligations	$289,590	$169,009	$104,183	$5,194	$2,658	$2,079	$6,467

Details of other commercial commitments at June 30, 2009 are as follows:

In $000’s	Total Amounts Committed	Amount of Commitment Expiration Per Period
		2010	2011	2012	2013	2014	Thereafter
Standby Letters of Credit	$900	$900	$-	$-	$-	$-	$-
Other commercial commitments	567	98	48	-	-	-	421
Guarantees*	92,735	1,335	64,851	22,761	-	-	3,788
Total Commercial Commitments	$94,202	$2,333	$64,899	$22,761	$-	$-	$4,209

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

The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At June 30, 2009, there was $64.1 million outstanding under this loan facility.

Syndicated Facility

On June 8, 2006, our wholly owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches (the “Syndicated Facility Agreement”).

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a syndicated facility agreement dated May 16, 2005, between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SAS. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At June 30, 2009, the Tranche A facility loan had an amount outstanding of EUR 27.5 million, equivalent to approximately U.S. dollars (“USD”) 38.6 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At June 30, 2009, there was USD 9.0 million outstanding under this loan facility.

Tranche C was a USD 60 million term loan facility that could only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which would ultimately be paid to ResMed Inc. Tranche C beared interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount had to be repaid in full by June 8, 2009. At June 30, 2009, there were no amounts outstanding under this loan facility.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At June 30, 2009, there were no amounts outstanding under any of these arrangements.

On September 30, 2008, our wholly-owned Australian subsidiary, ResMed Limited, agreed to amend and restate the Syndicated Facility Agreement entered into on June 8, 2006. The amended and restated agreement (“First Amended and Restated Syndicated Facility Agreement”) with the Hong Kong and Shanghai Banking Corporation, Sydney Branch as financier and HSBC Bank Australia Limited as facility agent and security trustee, provides for an additional Tranche D term loan facility in the amount of USD 50 million. The financier has the right to assign part or all of its rights and/or obligations under the First Amended and Restated Syndicated Facility Agreement to other financial institutions.

The additional USD 50 million loan facility will be used for general corporate purposes. The additional loan facility bears interest at a rate equal to LIBOR for deposits denominated in USD, plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and subsidiaries for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2009. At June 30, 2009, there was USD 50.0 million outstanding under this loan facility.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations and our $6.9 million in undrawn facilities.

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

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Years ended June 30
	2009	2008	2007
Stock Options:
Weighted average grant date fair value	$10.58	$12.87	$14.53
Weighted average risk-free interest rate	1.9%	2.6-4.6%	4.3-5.1%
Dividend yield	-	-	-
Expected option life in years	4.0-4.8	4.0-4.8	4.0-5.2
Volatility	27-38%	27-28%	26-30%
ESPP Purchase rights:
Weighted average risk-free interest rate	1.3%	1.7-5.0%	4.9-5.1%
Dividend yield	-	-	-
Expected option life	6 months	6 months	6 months
Volatility	33-55%	23-33%	30-41%

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

Tax Expense

Our income tax rate is governed by the laws of the regions in which our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal years 2009, 2008 and 2007. During fiscal years 2009, 2008 and 2007, our consolidated effective tax rate has fluctuated between approximately 27% and approximately 32%. These fluctuations have resulted from, and future effective tax rates will depend upon, numerous factors, including the amount of research and development expenditures for which a 125% Australian tax deduction is available, the geographic mix of taxable income and other tax credits or benefits available to us under applicable tax laws.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued. In addition, SFAS No. 165 requires a reporting entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements are issued or the date the financial statements are available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We have adopted SFAS No. 165 and have included the required additional disclosures.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). Under the requirements of SFAS No. 141(R), the acquiring entity will be required to recognise all assets and liabilities acquired in a transaction at their acquisition date fair value. SFAS No. 141(R) will also change the accounting treatment for specific transactions such as the recognition of contingent liabilities, the recognition of capitalized in-process research and development, restructuring costs, the treatment of acquisition related transaction costs and changes in the income tax valuation allowances. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after July 1, 2009, with early adoption prohibited. The impact on our consolidated financial statements of SFAS No. 141(R), will depend on whether we engage in such activity, and also upon the nature, terms and size of the acquisitions we may consummate after the effective date.

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

In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advanced Payments for Goods or Services received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that non-refundable advance payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. These amounts should be expensed as the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. We have adopted this standard and it did not have a material impact on our financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles (GAAP), such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain or loss from a change in fair value recorded in the income statement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Based upon our analysis and implementation of SFAS 159 as it relates to our balance sheet accounts, we did not elect the fair value option permitted in SFAS 159 for any of our eligible financial assets or liabilities. Therefore, SFAS 159 did not have any impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted this standard on July 1, 2008 and all related staff positions. The adoption did not have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at June 30, 2009. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)						Fair Value Assets / (Liabilities)
						As of June 30
	FY 2010		FY 2011	Total		2009	2008
Foreign Exchange Call Options
(Receive AUD$/Pay U.S.$)
Option amount		$80,000	$47,500		$127,500	$5,903	$4,493
Average contractual exchange rate	AUD $	1 = USD 0.8236	AUD $1 = USD 0.7986	AUD $	1 = USD 0.8141
(Receive AUD$/Pay GBP$)
Option amount		$2,469	$-		$2,469	$18	$381
Average contractual exchange rate	AUD $	1 = GBP 0.5120	AUD $1 = GBP $-	AUD $	1 = GBP 0.5120
(Receive AUD$/Pay Euro)
Option amount		$33,686	$28,072		$61,758	$1,894	$143
Average contractual exchange rate	AUD $	1 = Euro 0.5739	AUD $1 = Euro 0.5479	AUD $	1 = Euro 0.5618

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2009 (in thousands):

	Australian Dollar (AUD)	US Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)	Singapore Dollar (SGD)	New Zealand Dollar (NZD)	Swedish Krona (SEK)	Swiss Franc (CHF)	Norwegian Kroner (NOK)
AUD Functional
Currency Entities:
Assets	$-	$93,825	$74,702	$4,623	-	$495	$424	$1,092	$133	$(263)
Liability	-	(78,413)	(46,466)	(164)	-	(2)	(186)	(71)	(19)	(61)
Net Total	-	15,412	28,236	4,459	-	493	238	1,021	114	(324)
USD Functional
Currency Entities:
Assets	-	-	-	-	6,074	-	-	-	-	-

Liability	-	-	-	-	-	-	-	-	-	-

Net Total	-	-	-	-	6,074	-	-	-	-	-
EURO Functional
Currency Entities:
Assets	-	1	-	-	-	-	-	-	-	-

Liability	-	(89)	-	(1,597)	-	-	-	-	(633)	(13)

Net Total	-	(88)	-	(1,597)	-	-	-	-	(633)	(13)
GBP Functional
Currency Entities:
Assets	-	571	11,262	-	-	-	-	-	-	-

Liability	-	-	(10,571)	-	-	-	-	-	(890)	(79)

Net Total	-	571	691	-	-	-	-	-	(890)	(79)
CHF Functional
Currency Entities:
Assets	-	225	-	-	-	-	-	-	-	-

Liability	-	(1)	(56)	(3)	-	-	-	-	-	-

Net Total	-	224	(56)	(3)	-	-	-	-	-	-
SGD Functional
Currency Entities:
Assets	162	8,828	3,774	789	-	-	-	411	167	178

Liability	(1,590)	(15,798)	-	(1)	-	-	-	-	-	-

Net Total	(1,428)	(6,970)	3,774	788	-	-	-	411	167	178
INR Functional
Currency Entities:
Assets	-	-	-	-	-	-	-	-	-	-

Liability	-	(890)	(169)	-	-	-	-	-	-	-

Net Total	-	(890)	(169)	-	-	-	-	-	-	-

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2009, we had total long-term debt, including the current portion of those obligations, of $161.7 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2009, would not have a material impact on pretax income. We have no interest rate hedging agreements.

Credit Market Risk

At June 30, 2009, our investment securities of $4.3 million were held in Aaa rated auction securities with various maturities between July 2039 and November 2047. These investments had regular roll-over or auction dates at which time the interest rates were re-set or the investments were redeemed for cash. During the year ended June 30, 2009, there were no auctions with respect to these investments due to the current liquidity issues surrounding the domestic and global capital markets. We continue to earn interest on these investments in accordance with the contract until the next auction occurs. During November 2008, we accepted an offer from UBS Financial Services Inc. (“UBS”) that gave us a contractual right to sell our investment securities back to UBS at full par value after June 29, 2010. However, in the event we need to access the funds invested in these auction rate securities prior to June 29, 2010 we may not be able to liquidate these securities at the par value. Therefore given the current market liquidity conditions and our intention to hold these investments until the rights under the UBS offer can be exercised on June 29, 2010 we have reclassified these securities from current to non-current assets. We also believe the current lack of liquidity of these investments is temporary and have therefore recorded the excess of the carrying value of $0.7 million over the fair value to accumulated other comprehensive income within stockholders’ equity.

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

a)	Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheets as of June 30, 2009 and 2008	F2
Consolidated Statements of Income for the years ended June 30, 2009, 2008 and 2007	F3
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended June 30, 2009, 2008 and 2007	F4
Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007	F5
Notes to Consolidated Financial Statements	F6
Schedule II – Valuation and Qualifying Accounts and Reserves

b)	Supplementary Data

Quarterly Financial Information (unaudited)—The quarterly results for the years ended June 30, 2009 and 2008 are summarized below (in thousands, except per share amounts):

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$217,931	$222,980	$227,865	$251,959	$920,735
Gross profit	127,127	131,024	138,943	156,708	553,802
Net income/(loss)	28,027	33,853	39,198	45,370	146,448

Basic earnings per share	$0.37	$0.45	$0.52	$0.60	$1.94
Diluted earnings per share	$0.36	$0.44	$0.51	$0.59	$1.90

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$185,740	$202,679	$211,827	$235,151	$835,397
Gross profit	111,777	121,331	126,558	134,084	493,750
Net income/(loss)	24,125	26,861	29,684	29,633	110,303

Basic earnings per share	$0.31	$0.35	$0.38	$0.38	$1.43
Diluted earnings per share	$0.30	$0.34	$0.38	$0.38	$1.40

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of ResMed Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on our assessment and those criteria, management has concluded that the Company did maintain effective internal control over financial reporting as of June 30, 2009.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

RESMED INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited ResMed Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ResMed Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ResMed Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2009, and the related financial statement schedule, and our report dated August 20, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP
San Diego, California
August 20, 2009

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 18, 2009, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2009.

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended June 30, 2009, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

On December 8, 2008 the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 18, 2009, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2009.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 18, 2009, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2009.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 18, 2009, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2009.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 18, 2009, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2009.

PART IV

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedule – The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of Registrant, as amended (15)

3.2	Third Restated By-laws of Registrant (12)

3.3	Fourth Amended and Restated Bylaws of ResMed Inc. (17)

4.1	Form of certificate evidencing shares of Common Stock (1)

10.1*	1995 Stock Option Plan (1)

10.2*	1997 Equity Participation Plan (3)

10.3	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended (1)

10.5	Loan Agreement between the Australian Trade Commission and ResMed Ltd dated May 3, 1994 (1)

10.6	Lease for 10121 Carroll Canyon Road, San Diego CA 92131-1109, USA (4)

10.7	Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia (5)

10.8*	Employment Agreement dated May 14, 2002, between Servo Magnetics Inc. and Leslie Hoffman (6)

10.9	Agreement for the purchase of Lot 6001, Norwest Business Park, Baulkham Hills, Australia (6)

10.10*	2003 Employee Stock Purchase Plan (7)

10.11	Loan Agreement between ResMed Limited and HSBC Bank Australia Limited (11)

10.12	Securities Sale Agreement Financiere Ace S.A.S. dated as of May 4, 2005 (11)

10.13	First Amended and Restated Loan Agreement, dated as of November 1, 2005, by and among ResMed Corp., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.14	Security Agreement, dated as of November 1, 2005, by and between ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.15	Continuing Guaranty, dated as of November 1, 2005, by and between ResMed Corp. and ResMed EAP Holdings Inc and Union Bank of California, N.A. (8)

10.16	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.17	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.18	Second Amended and Restated Revolving Loan Agreement, dated as of March 13, 2006, among ResMed Corp., Motor Technologies Inc., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (9)

10.19	Syndicated Facility Agreement, dated as of June 8, 2006, by and between ResMed Limited and HSBC Bank Australia Limited (10)

10.20	Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH (10)

10.21	Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (10)

10.22	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed (UK) Limited and HSBC Bank plc (10)

10.23	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed Limited and HSBC Bank Australia Limited (10)

10.24*	ResMed Inc. 2006 Incentive Award Plan (16)

10.25*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan (13)

10.26*	2006 Grant agreement for Board of Directors (13)

10.27*	2006 Grant agreement for Executive Officers (15)

10.28*	2006 Grant agreement for Australian Executive Officers (15)

10.29*	Form of Executive Agreement (14)

10.30	Second Amendment to Second Amended and Restated Revolving Loan Agreement dated January 28, 2008 (18)

10.31	Lease Agreement between ResMed Corp. and Poway Danielson, LP (19)

10.32	First Amended and Restated Syndicated Facility Agreement dated September 30, 2008 (20)

10.33	Amendment and Restatement Agreement, dated as of September 30, 2008, by and between ResMed Limited; The Hong Kong and Shanghai Banking Corporation, Sydney Branch; and HSBC Bank Australia Limited (20)

10.34	US Guarantee Consent Deed, dated as of September 17, 2008, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (20)

10.35	International Guarantee Consent Deed, dated as of September 30,2008, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH (20)

10.36*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008 (21)

10.37	Departure of Directors or Certain Officers dated December 12, 2008 (22)

10.38	Third Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement (23)

10.39	Approval of new share repurchase program dated May 29, 2009 (24)

10.40	Form of Indemnification Agreements for our directors and officers (25)

10.41	Form of Access Agreement for directors (26)

10.42*	Updated Form of Executive Agreement (9)

21.1	Subsidiaries of the Registrant (9)

23.1	Independent Registered Public Accounting Firm’s Consent and Report on Schedule (9)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (9)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (9)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

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

(7) Incorporated by reference to the Registrant’s 2007 Definitive Proxy Statement dated October 13, 2007.

(8) Incorporated by reference to the Registrant’s Form 8-K dated November 8, 2005.

(9) Filed herewith.

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

(14) Incorporated by reference to the Registrant’s Report on Form 8-K dated July 9, 2007.

(15) Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007

(16) Incorporated by reference to the Registrant’s Report on Form 8-K dated November 9, 2006.

(17) Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 14, 2007

(18) Incorporated by reference to the Registrant’s Report on Form 8-K filed on February 6, 2008.

(19) Incorporated by reference to the Registrant’s Report on Form 8-K filed on March 27, 2008.

(20) Incorporated by reference to the Registrant’s Definitive Proxy Statement filed October 6, 2008.

(21) Incorporated by reference to the Registrant’s Definitive Proxy Statement filed October 15, 2008.

(22) Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 15, 2008.

(23) Incorporated by reference to the Registrant’s Report on Form 8-K filed on March 5, 2009.

(24) Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 4, 2009.

(25) Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.

RESMED INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ResMed Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 20, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

August 20, 2009

F1

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2009 and 2008

(In thousands, except share and per share data)

	June 30, 2009	June 30, 2008

Assets
Current assets:
Cash and cash equivalents	$415,650	$321,078
Accounts receivable, net of allowance for doubtful accounts of $7,381 and $4,935 at June 30, 2009 and 2008, respectively	212,096	192,200
Inventories, net (note 5)	157,431	158,251
Deferred income taxes (note 14)	44,368	31,355
Income taxes receivable	2,067	17,115
Prepaid expenses and other current assets	21,672	19,241

Total current assets	853,284	739,240
Non-current assets:

Property, plant and equipment, net of accumulated depreciation of $208,119 and $208,446 at June 30, 2009 and 2008, respectively (note 7)	377,613	357,057
Goodwill (note 8)	213,169	234,647
Other intangibles, net (note 8)	35,023	46,771
Deferred income taxes (note 14)	19,364	16,162
Other assets	5,261	7,508
Investment Securities (note 4 and 20)	4,254	4,615

Total non-current assets	654,684	666,760

Total assets	$1,507,968	$1,406,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,293	$56,308
Accrued expenses (notes 9)	67,018	61,338
Deferred revenue	28,881	26,133
Income taxes payable	56,972	3,799
Deferred income taxes (note 14)	391	1,150
Current portion of long-term debt (note 10)	67,545	43,865

Total current liabilities	269,100	192,593
Non-current liabilities:
Deferred income taxes (note 14)	11,137	18,333
Deferred revenue	15,238	15,673
Long-term debt (note 10)	94,191	93,789
Income taxes payable	3,110	3,837

Total non-current liabilities	123,676	131,632

Total liabilities	392,776	324,225

Commitments and contingencies (notes 17 and 18)	-	-
Stockholders’ equity: (note 12)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 75,251,209 at June 30, 2009 and 75,975,031 at June 30, 2008
(excluding 6,701,925 and 4,875,618 shares held as Treasury stock respectively)	303	304
Additional paid-in capital	522,980	468,346
Retained earnings	694,791	548,343
Treasury stock, at cost	(208,659)	(142,987)
Accumulated other comprehensive income (note 6)	105,777	207,769

Total stockholders’ equity	1,115,192	1,081,775

Total liabilities and stockholders’ equity	$1,507,968	$1,406,000

See accompanying notes to consolidated financial statements.

F2

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2009, 2008 and 2007

(In thousands, except per share data)

	June 30, 2009	June 30, 2008	June 30, 2007
Net revenues	$920,735	$835,397	$716,332
Cost of sales	366,933	338,544	272,140
Voluntary product recall expenses (note 20)	-	3,103	59,700

Gross profit	553,802	493,750	384,492

Operating expenses:
Selling, general and administrative	289,875	278,087	237,326
Research and development	63,056	60,524	50,106
Donations to research foundations	3,500	2,000	-
Amortization of acquired intangible assets	7,060	7,791	6,897
Restructuring expenses (note 11)	-	2,378	-

Total operating expenses	363,491	350,780	294,329

Income from operations	190,311	142,970	90,163

Other income (expenses):
Interest income (expense), net	10,205	10,058	6,477
Other, net (note 13)	1,168	4,827	1,333

Total other income (expenses), net	11,373	14,885	7,810

Income before income taxes	201,684	157,855	97,973
Income taxes (note 14)	55,236	47,552	31,671

Net income	$146,448	$110,303	$66,302

Basic earnings per share	$1.94	$1.43	$0.86
Diluted earnings per share (note 2-j)	$1.90	$1.40	$0.85
Basic shares outstanding	75,629	77,378	76,709
Diluted shares outstanding	77,113	78,712	78,253

See accompanying notes to consolidated financial statements.

F3

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended June 30, 2009, 2008 and 2007

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	Shares	Amount		Shares	Amount
Balance, June 30, 2006	78,026	$303	$353,464	(2,255)	$(41,405)	$370,652	$55,134	$738,148
Common stock issued on exercise of options (note 12)	1,747	7	32,672					32,679
Common stock issued on employee stock purchase plan (note 12)	148	1	5,388					5,389
Treasury stock purchases				(50)	(2,092)			(2,092)
Tax benefit from exercise of options			12,682					12,682
FAS123(R) stock-based compensation costs			17,495					17,495
Comprehensive income:
Net income						66,302		66,302	66,302
Other comprehensive income:
Foreign currency translation adjustments							60,619	60,619	60,619

Comprehensive income									$126,921

Balance, June 30, 2007	79,921	$311	$421,701	(2,305)	$(43,497)	$436,954	$115,753	$931,222
Common stock issued on exercise of options (note 12)	787	3	16,294					16,297
Common stock issued on employee stock purchase plan (note 12)	143	1	5,546					5,547
Treasury stock purchases		(11)		(2,571)	(99,490)			(99,501)
Tax benefit from exercise of options			4,058					4,058
FAS123(R) stock-based compensation costs			20,747					20,747
Comprehensive income:
Net income						110,303		110,303	110,303
Cumulative adjustment on implementation of FIN 48						1,086		1,086
Other comprehensive income:
Foreign currency translation adjustments							92,401	92,401	92,401
Unrealised temporary impairment on available-for-sale securities							(385)	(385)	(385)

Comprehensive income									$202,319

Balance, June 30, 2008	80,851	$304	$468,346	(4,876)	$(142,987)	$548,343	$207,769	$1,081,775
Common stock issued on exercise of options (note 12)	924	4	20,289					20,293
Common stock issued on employee stock purchase plan (note 12)	178	1	4,733					4,734
Treasury stock purchases		(6)		(1,826)	(65,672)			(65,678)
Tax benefit from exercise of options			4,051					4,051
FAS123(R) stock-based compensation costs			25,561					25,561
Comprehensive income:
Net income						146,448		146,448	146,448
Other comprehensive income:
Foreign currency translation adjustments							(101,631)	(101,631)	(101,631)
Unrealised temporary impairment on available-for-sale securities							(361)	(361)	(361)

Comprehensive income									$44,456

Balance, June 30, 2009	81,953	$303	$522,980	(6,702)	$(208,659)	$694,791	$105,777	$1,115,192

See accompanying notes to consolidated financial statements.

F4

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2009, 2008 and 2007

(In thousands)

	June 30, 2009	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net income	$146,448	$110,303	$66,302
Adjustments to reconcile net income to net cash provided by operating activities:
Voluntary product recall expenses	-	3,103	59,700
Depreciation and amortization	53,405	59,320	47,948
Provision for warranties	2,219	(1,125)	1,542
Deferred income taxes	(26,658)	8,883	(18,900)
Foreign currency options revaluation	16,829	(4,029)	(1,091)
Amortization of deferred borrowing costs	558	165	193
Stock-based compensation costs	25,515	20,741	17,505
Tax benefit from stock options exercised	(3,870)	(3,813)	(12,398)
Gain on sale and leaseback of real property	-	(5,917)	-
Write-down of cost-method investments	1,306	3,250	-

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(32,897)	(16,083)	(25,612)
Inventories, net	(16,141)	9,605	(30,467)
Prepaid expenses and other current assets	20,916	10,642	(12,035)
Accounts payable, accrued expenses, income taxes and other liabilities	51,247	(57,209)	(1,581)

Net cash provided by operating activities	238,877	137,836	91,106

Cash flows from investing activities:
Purchases of property, plant and equipment	(109,692)	(75,779)	(77,556)
Proceeds from disposal of property, plant and equipment	1,763	24,711	-
Capitalized interest	(1,610)	(1,233)	(412)
Purchases of investment securities	-	(6,500)	(21,950)
Proceeds from sale of maturing investment securities	-	21,450	2,000
Patent registration costs	(4,528)	(5,639)	(3,965)
Proceeds from disposal of business assets and contracts	3,005	2,542	-
Business acquisitions	(2,394)	(856)	(1,912)
Purchases of cost-method investments	(2,267)	-	-
Purchases of foreign currency contracts	(2,439)	(2,049)	(1,622)
Proceeds from exercise of foreign currency contracts	8,863	5,500	-

Net cash used in investing activities	(109,299)	(37,853)	(105,417)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	24,892	21,627	38,260
Repayment of borrowings	(38,435)	(36,640)	(20,060)
Proceeds from borrowings, net of borrowing costs	80,137	44,000	9,590
Tax benefit from stock option exercises	3,870	3,813	12,398
Purchases of treasury stock	(68,593)	(96,557)	(2,092)

Net cash (used in) provided by financing activities	1,871	(63,757)	38,096

Effect of exchange rate changes on cash	(36,877)	27,060	14,463

Net increase in cash and cash equivalents	94,572	63,286	38,248
Cash and cash equivalents at beginning of the year	321,078	257,792	219,544

Cash and cash equivalents at end of the year	$415,650	$321,078	$257,792

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$16,926	$42,151	$65,643
Interest paid, net of capitalized interest	5,016	5,520	5,426

Fair value of assets acquired in acquisitions	$698	$-	$-
Goodwill on acquisition	1,923	856	1,588
Acquisition costs accrued	(227)	-	324

Cash paid for acquisition, including acquisition costs	$2,394	$856	$1,912

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

Cash equivalents include certificates of deposit and other highly liquid investments and are stated at cost, which approximates market. Investments with original maturities of 360 days or less are considered to be cash equivalents for purposes of the consolidated statements of cash flows.

F6

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

(d)	Inventories

Inventories are stated at the lower of cost, determined principally by the first-in, first-out method, or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. We review and provide for any product obsolescence in our manufacturing and distribution operations with assessments of individual products and components (based on estimated future usage and sales) being performed throughout the year.

(e)	Property, Plant and Equipment

Property, plant and equipment, including rental equipment, is recorded at cost. Depreciation expense is computed using the straight–line method over the estimated useful lives of the assets, generally two to ten years except for buildings which are depreciated over an estimated useful life of 40 years and leasehold improvements which are amortized over the lease term. Maintenance and repairs are charged to expense as incurred.

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the years ended June 30, 2009, 2008 and 2007, we capitalized $1.6 million, $1.2 million and $0.4 million, respectively, of interest relating to such construction costs.

(f)	Intangible Assets

The registration costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally five years. In the event of a patent being superseded or product retirement, the unamortized costs are written off immediately.

Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from three to nine years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairment of intangible assets has been identified during any of the periods presented.

(g)	Goodwill

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2009. In conducting our review of goodwill impairment, we identified reporting units, being components of our operating segment, as each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on estimated discounted cash flows. Our goodwill impairment review involved a two-step process as follows:

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

The results of the review indicated that as part of Step 1 no impaired goodwill exists.

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

We calculate earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (“SFAS 128”), as amended by SFAS No. 123(R), “Share Based Payments” (“SFAS 123(R)”). SFAS 128 requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options.

The weighted average shares used to calculate basic earnings per share were 75,629,000, 77,378,000 and 76,709,000 for the years ended June 30, 2009, 2008 and 2007, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,484,000, 1,334,000 and 1,544,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

Stock options totaling 7,502,000, 4,944,000 and 3,164,000 for the years ended June 30, 2009, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

F8

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

Basic and diluted earnings per share for the years ended June 30, 2009, 2008 and 2007 are calculated as follows (in thousands except per share data):

	2009	2008	2007
Numerator:
Net income	$146,448	$110,303	$66,302
Net income, used in calculating diluted earnings per share	$146,448	$110,303	$66,302
Denominator:
Basic weighted-average common shares outstanding	75,629	77,378	76,709

Effect of dilutive securities:
Stock options	1,484	1,334	1,544
Diluted potential common shares	1,484	1,334	1,544
Diluted weighted average shares	77,113	78,712	78,253
Basic earnings per share	$1.94	$1.43	$0.86
Diluted earnings per share	$1.90	$1.40	$0.85

(k)	Financial Instruments

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

F9

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign exchange options at June 30, 2009 and June 30, 2008 was $7.8 million and $5.0 million, respectively, which represents the positive fair value of options held by us.

We held foreign currency option contracts with notional amounts totaling $191.7 million and $180.6 million at June 30, 2009 and 2008, respectively, to hedge foreign currency items. These contracts mature at various dates before June 2011.

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

At June 30, 2009 and 2008, the investments in debt securities were classified on the accompanying consolidated balance sheets as investment securities-available-for-sale.

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. The liability for warranty costs are included in accrued expenses in our consolidated balance sheets.

Changes in the liability for product warranty for the year ended June 30, 2009 are as follows (in thousands):

Balance at July 1, 2008	$6,863
Warranty accruals for the year ended June 30, 2009	10,957
Warranty costs incurred for the year ended June 30, 2009	(8,738)
Foreign currency translation adjustments	(787)
Balance at June 30, 2009	$8,295

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

The aggregate carrying amount of our cost-method investments at June 30, 2009 and June 30, 2008 was $2.2 million and $1.4 million, respectively. We review the carrying value of these investments at each balance sheet date. In fiscal 2009 and 2008, we recognized $1.3 million and $3.2 million, respectively, of impairment losses related to our cost-method investments, which include investments in privately held service companies, research companies and public companies. The expense associated with this impairment has been included in the other income (expense) line within the consolidated statements of income. These were based on the determination that the impairments were other-than temporary. We have determined, subsequent to the impairment charge, that the fair value of our remaining investments exceed their carrying values.

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

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes valuation model, assuming no dividends and the following assumptions:

	Years ended June 30
	2009	2008	2007
Stock Options:
Weighted average grant date fair value	$10.58	$12.87	$14.53
Weighted average risk-free interest rate	1.9%	2.6-4.6%	4.3-5.1%
Dividend yield	-	-	-
Expected option life in years	4.0-4.8	4.0 - 4.8	4.0-5.2
Volatility	27-38%	27-28%	26-30%
ESPP Purchase rights:
Weighted average risk-free interest rate	1.3%	1.7-5.0%	4.9-5.1%
Dividend yield	-	-	-
Expected option life	6 months	6 months	6 months
Volatility	33-55%	23-33%	30-41%

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

(s)	Reclassifications

Certain prior period amounts have been reclassified to conform with the current period classification.

(3)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157 (“FSP 157-2”), which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those items which are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active. FAS 157-3 was effective upon issue, including prior periods for which financial statements have not been issued. We have adopted this standard on July 1, 2008 and all related staff positions. The adoption did not have a material impact on our financial statements.

F12

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	New Accounting Pronouncements, Continued

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles (GAAP), such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain or loss from a change in fair value recorded in the income statement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Based upon our analysis and implementation of SFAS 159 as it relates to our balance sheet accounts, we did not elect the fair value option permitted in SFAS 159 for any of our eligible financial assets or liabilities. Therefore, SFAS 159 did not have any impact on our financial statements.

In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advanced Payments for Goods or Services received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that non-refundable advance payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. These amounts should be expensed as the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. We have adopted this standard and it did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). Under the requirements of SFAS No. 141(R), the acquiring entity will be required to recognize all assets and liabilities acquired in a transaction at their acquisition date fair value. SFAS No. 141(R) will also change the accounting treatment for specific transactions such as the recognition of contingent liabilities, the recognition of capitalized in-process research and development, restructuring costs, the treatment of acquisition related transaction costs and changes in the income tax valuation allowances. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after July 1, 2009, with early adoption prohibited. The impact on our consolidated financial statements of SFAS No. 141(R), will depend on whether we engage in such activity, and also upon the nature, terms and size of the acquisitions we may consummate after the effective date.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued. In addition, SFAS No. 165

F13

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	New Accounting Pronouncements, Continued

requires a reporting entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements are issued or the date the financial statements are available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We have adopted SFAS No. 165 and have included the required additional disclosures in Note 21, “Subsequent Events.”

(4)	Investment Securities

The estimated fair value of investment securities as of June 30, 2009 and June 30, 2008 are $4.3 million and $4.6 million, respectively. These investments are diversified among high credit quality investment grade securities in accordance with our investment policy. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

At June 30, 2009, our investment securities of $4.3 million were held in Aaa rated auction securities with various maturities between July 2039 and November 2047. These investments had regular roll-over or auction dates at which time the interest rates were re-set or the investments were redeemed for cash. During the year ended June 30, 2009, there were no auctions with respect to these investments due to the current liquidity issues surrounding the domestic and global capital markets. We continue to earn interest on these investments in accordance with the contract until the next auction occurs. During November 2008, we accepted an offer from UBS that gave us a right to sell our investment securities back to UBS at full par value after June 29, 2010. However, in the event we need to access the funds invested in these auction rate securities prior to June 29, 2010 we may not be able to liquidate these securities at the par value. Therefore given the current market liquidity conditions and our intention to hold these investments until the rights under the UBS offer can be exercised after June 29, 2010 we have reclassified these securities from current to non-current assets. We also believe the current lack of liquidity of these investments is temporary and have therefore recorded the excess of the carrying value over the fair value to comprehensive income within stockholders’ equity. Additionally, based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course.

(5)	Inventories

Inventories, net were comprised of the following as of June 30, 2009 and 2008 (in thousands):

	2009	2008
Raw materials	$53,392	$58,768
Work in progress	2,500	2,165
Finished goods	101,539	97,318
	$157,431	$158,251

F14

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	2009	2008
Net income	$146,448	$110,303
Foreign currency translation (losses)/gains	(101,631)	$92,401
Unrealised loss on investment securities	(361)	(385)
Comprehensive income	$44,456	$202,319

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(7)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of June 30, 2009 and 2008 (in thousands):

	2009	2008
Machinery and equipment	$88,146	$83,543
Computer equipment	90,243	85,856
Furniture and fixtures	33,297	36,126
Vehicles	2,661	3,099
Clinical, demonstration and rental equipment	63,227	64,506
Leasehold improvements	19,404	22,609
Land	56,224	63,615
Buildings	232,530	169,076
Construction in progress	-	37,073
	585,732	565,503
Accumulated depreciation and amortization	(208,119)	(208,446)
	$377,613	$357,057

(8)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the year ended June 30, 2009, were as follows:

(In thousands)	2009
Balance at July 1, 2008	$234,647
Foreign currency translation adjustments	(22,623)
Business acquisition	1,923
Disposal of business assets and contracts	(778)
Balance at June 30, 2009	$213,169

F15

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Goodwill and Other Intangible Assets, Continued

Patents and other intangibles is comprised of the following as of June 30, 2009 and June 30, 2008:

(In thousands)	June 30, 2009	June 30, 2008
Developed/core product technology	$34,388	$38,607
Accumulated amortization	(20,215)	(17,181)
Developed/core product technology, net of accumulated amortization	14,173	21,426
Trade names	2,200	2,049
Accumulated amortization	(1,103)	(912)
Trade names, net of accumulated amortization	1,097	1,137
Customer relationships	15,560	19,205
Accumulated amortization	(7,363)	(7,341)
Customer relationships, net of accumulated amortization	8,197	11,864
Patents	31,830	31,626
Accumulated amortization	(20,274)	(19,282)
Patents, net of accumulated amortization	11,556	12,344
Patents and other intangibles, net of accumulated amortization	$35,023	$46,771

Intangible assets consist of patents, customer relationships, trade names and developed/core product technology and are amortized over the estimated useful life of the assets, generally between three and nine years. There are no expected residual values related to these intangible assets.

Amortization expense related to identifiable intangible assets, including patents, for the year ended June 30, 2009 was $10.7 million. Estimated annual amortization expense for the years ending June 30, 2009 through June 30, 2014, is shown below (in thousands):

Fiscal Year	Amortization expense
2010	$11,069
2011	10,464
2012	8,979
2013	2,861
2014	543

F16

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Accrued Expenses

Accrued expenses at June 30, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Product warranties	$8,295	$6,863
Consulting and professional fees	5,352	3,638
Value added taxes and other taxes due	8,075	7,707
Employee related costs	37,530	32,405
Marketing and promotional programs	2,009	4,160
Customer advance	1,210	1,358
Voluntary product recall (Note 19)	-	1,028
Other	4,547	4,179
	$67,018	$61,338

(10)	Long-term Debt

Long-term debt at June 30, 2009 and 2008 consists of the following (in thousands):

	2009	2008
Long-term loan	$67,545	$43,775
Capital lease	-	90
Current portion of long-term debt	$67,545	$43,865
Long-term loan	$94,191	$93,314
Capital lease	-	475
Non-current portion of long-term debt	$94,191	$93,789

Revolving Facility

On February 27, 2009, ResMed Inc., and our wholly-owned subsidiaries, ResMed Corp., ResMed EAP Holdings Inc. and ResMed Motor Technologies Inc., entered into a Third Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A.

The loan agreement was amended in order that the revolving commitment at $65 million remain unchanged as otherwise it would have been reduced to $55 million as of March 1, 2009. The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the loan will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At June 30, 2009, there was $64.1 million outstanding under this loan facility.

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

The entire principal amount of the revolving loan and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related document or a 35% or more change in control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc. or ResMed EAP Holdings Inc. At June 30, 2009, we were in compliance with our debt covenants.

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

Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 27.5 million on June 30, 2009, EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At June 30, 2009, the Tranche A facility loan had an amount outstanding of EUR 27.5 million, equivalent to approximately U.S. dollars (“USD”) 38.6 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At June 30, 2009 there was $9.0 million outstanding under this loan facility.

Tranche C was a USD 60 million term loan facility that could only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which would ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the

F18

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Long-term Debt, Continued

ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount had to be repaid in full by June 8, 2009. At June 30, 2009, there were no amounts outstanding under this loan facility.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At June 30, 2009, there were no amounts outstanding under any of these arrangements.

First Amended and Restated Syndicated Facility Agreement

On September 30, 2008, our wholly-owned Australian subsidiary, ResMed Limited, agreed to amend and restate the Syndicated Facility Agreement entered into on June 8, 2006. The amended and restated agreement (“First Amended and Restated Syndicated Facility Agreement”) with the Hong Kong and Shanghai Banking Corporation, Sydney Branch as financier and HSBC Bank Australia Limited as facility agent and security trustee, provides for an additional Tranche D term loan facility in the amount of USD 50 million. The financier has the right to assign part or all of its rights and/or obligations under the First Amended and Restated Syndicated Facility Agreement to other financial institutions.

The additional USD 50 million loan facility will be used for general corporate purposes. The additional loan facility bears interest at a rate equal to LIBOR for deposits denominated in US dollars, plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and subsidiaries for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2009. At June 30, 2009 there was USD 50.0 million outstanding under this loan facility.

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

The obligations of ResMed Limited under the loan facility are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At June 30, 2009, we were in compliance with our debt covenants.

Details of contractual debt maturities at June 30, 2009 are as follows (in thousands):

		Payments Due by Period
	Total	2010	2011	2012	2013	Thereafter
Long-Term Debt	$161,736	$67,545	$94,191	$-	$-	$-

(11)	Restructuring Expenses

Restructuring expenses incurred during the year ended June 30, 2009 were $Nil compared to $2.4 million and $Nil incurred during the years ended June 30, 2008 and June 30, 2007, respectively. Restructuring expenses consisted predominantly of expenses associated with the Company’s decision to streamline European management including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands. The restructuring expenses mainly comprises employee termination costs, leasehold improvement write-downs and property lease exit costs. Following is a summary of the restructuring liabilities that were recorded during the years ended June 30, 2007, June 30, 2008 and June 30, 2009 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at June 30, 2006	$38	$100	$138
Restructuring expenses	-	-	-
Cash payments	(8)	(87)	(95)
Foreign currency translation	2	3	5
Balance at June 30, 2007	$32	$16	$48
Restructuring expenses	976	1,402	2,378
Cash payments	(915)	(1,386)	(2,301)
Foreign currency translation	4	66	70
Balance at June 30, 2008	$97	$98	$195
Restructuring expenses	-	-	-
Cash payments	(97)	(98)	(195)
Foreign currency translation	-	-	-
Balance at June 30, 2009	$-	$-	$-

(12)	Stockholders’ Equity

Common Stock.    On May 27, 2009, our Board of Directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 10.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant.

F20

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

This program cancels and replaces our previous share repurchase program previously authorized on June 6, 2002 for 8.0 million shares. The new program authorizes us to purchase in addition to the shares we repurchased under our previous program. There is no expiration date for this program. All share repurchases after May 29, 2009 will be executed in accordance with this program

During fiscal years 2009 and 2008, the Company repurchased 1,826,307 and 2,570,700 shares at a cost of $65.7 million and $99.5 million, respectively. Of the shares repurchased during fiscal year 2009, 1,747,289 were repurchased under our previous program and 79,018 were repurchased under our new program. As of June 30, 2009, we have repurchased a total of 6.7 million shares at a cost of $208.7 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

Preferred Stock.    In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2009.

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

The maximum number of shares of our common stock authorized for issuance under the 2006 Amended Plan is 9,900,000, an increase from 7,800,000 shares formerly authorized for issuance under the 2006 Plan. The number of securities remaining available for future issuance under the 2006 Amended Plan at June 30, 2009 is 3,380,475. The number of shares of our common stock available for issuance under the 2006 Amended Plan will be reduced by (i) two and four tenths (2.4) shares, an increase from two and one tenth (2.1) shares, for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2006 Amended Plan to any individual during any calendar year, may not exceed 1,500,000 shares of our common stock, an increase from 1,000,000 shares under the 2006 Plan.

At June 30, 2009, there was $50.0 million in unrecognized compensation costs related to unvested stock options. This is expected to be recognized over a weighted average period of 2.6 years. The aggregate intrinsic value of the options outstanding and the options exercisable at June 30, 2009 was $78.6 million and

F21

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

$56.3 million, respectively. The aggregate intrinsic value of the options exercised during the years ended June 30, 2009, 2008 and 2007 was $17.8 million, $18.7 million and $48.3 million, respectively. The following table summarizes option activity during the year ended June 30, 2009:

	2009	Weighted Average Exercise Price	2008	Weighted Average Exercise Price	2007	Weighted Average Exercise Price
Outstanding at beginning of year	9,683,816	$34.69	8,406,483	$31.43	8,102,892	$24.26
Granted	2,490,950	31.81	2,469,650	42.34	2,353,650	46.38
Exercised	(923,964)	21.96	(786,523)	20.72	(1,747,330)	18.70
Forfeited	(451,500)	42.09	(405,794)	41.70	(302,729)	31.98
Outstanding at end of year	10,799,302	$34.82	9,683,816	$34.69	8,406,483	$31.43
Exercise price range of granted options	$31.04-$43.35		$38.63-$51.31		$40.25-$52.58
Options exercisable at end of year	5,453,047	$31.61	4,884,485	$26.76	4,001,157	$21.69

The following table summarizes information about stock options outstanding at June 30, 2009.

Range of Exercise Prices	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life In Years	Number Exercisable at June 30, 2009	Weighted Average Remaining Contractual Life In Years
$ 0 - $10	10,200	0.08	10,200	0.08
$11 - $20	1,173,185	3.21	1,173,185	3.21
$21 - $30	1,479,803	4.04	1,479,803	4.04
$31 - $40	3,929,539	6.33	1,163,814	6.13
$41 - $50	4,191,575	4.93	1,617,670	4.71
$51 - $60	15,000	4.74	8,375	4.65
	10,799,302	5.13	5,453,047	4.50

Employee Stock Purchase Plan (“ESPP”).    The ESPP was approved by our shareholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. On August 21, 2006, the Board of Directors approved a reduction in the number of shares available for grant under the ESPP to 500,000 shares, effective as of November 9, 2006, the date of the shareholder approval of the 2006 Plan. The number of securities remaining available for future issuance under the ESPP at June 30, 2009 is 102,000.

During fiscal year 2009, we issued 178,000 shares to our employees in two offerings and we recognized $2.0 million of stock compensation expense associated with the ESPP.

F22

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Other, net

Other, net in the consolidated statements of income is comprised of the following for the years ended June 30, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Gain on foreign currency transactions and hedging	$2,388	$1,121	$1,203
Gain on sale of real property	-	5,917	-
Gain on sale of plant and equipment	163	365	291
Impairment of cost method investments	(1,306)	(3,250)	-
Gain/(loss) on sale of business assets and contracts	(176)	230	-
Other	99	444	(161)
	$1,168	$4,827	$1,333

(14)	Income Taxes

Income before income taxes for the years ended June 30, 2009, 2008 and 2007, was taxed under the following jurisdictions (in thousands):

	2009	2008	2007
U.S.	$(13,755)	$31,783	$21,219
Non-U.S.	215,439	126,072	76,754
	$201,684	$157,855	$97,973

The provision for income taxes is presented below (in thousands):

	2009	2008	2007
Current:
Federal	$4,129	$11,077	$5,973
State	1,386	994	984
Non-U.S.	76,379	26,598	43,614
	81,894	38,669	50,571
Deferred:
Federal	(10,277)	(2,379)	(977)
State	(765)	(143)	(225)
Non-U.S.	(15,616)	11,405	(17,698)
	(26,658)	8,883	(18,900)
Provision for income taxes	$55,236	$47,552	$31,671

F23

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% (35% for 2008 and 34% for 2007) to pretax income as a result of the following (in thousands):

	2009	2008	2007
Taxes computed at statutory U.S. rate	$70,590	$55,249	$33,311
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	346	1,578	982
Non-deductible expenses	748	910	874
Research and development credit	(4,916)	(5,646)	(4,092)
Tax effect of dividends	55,575	2,346	1,438
Change in valuation allowance	(9,435)	1,474	1,580
Effect of non-U.S. tax rates	(17,559)	(7,493)	(2,425)
Foreign tax credits	(43,271)	(2,230)	(1,907)
Stock-based compensation expense	2,488	627	1,692
Other	670	737	218
	$55,236	$47,552	$31,671

F24

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. The components of the Company’s deferred tax assets and liabilities at June 30, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Employee benefit obligations	$4,460	$4,930
Voluntary product recall accrual	-	397
Inventories	3,857	2,003
Provision for warranties	2,181	1,658
Provision for doubtful debts	1,689	1,041
Net operating loss carryforwards	2,479	3,632
Foreign tax credits	2,355	10,693
Patent costs	1,597	2,626
Capital loss carryover	290	1,061
Intercompany profit in inventories	26,638	23,693
Stock-based compensation expense	17,515	11,985
Unrealized foreign exchange losses	860	-
Property, plant and equipment	1,240	-
Other	3,277	2,994
	68,438	66,713
Less valuation allowance	(4,706)	(14,513)
Deferred tax assets	$63,732	$52,200
Deferred tax liabilities:
Unrealized foreign exchange gains	-	(6,319)
Property, plant and equipment	-	(662)
Goodwill and other intangibles	(11,528)	(15,433)
Other	-	(1,752)
Deferred tax liabilities	(11,528)	(24,166)
Net deferred tax asset	$52,204	$28,034

F25

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

The net deferred tax assets and liabilities have been reported in the consolidated balance sheets at June 30, 2009 and 2008 as follows (in thousands):

	2009	2008
Current deferred tax asset	$44,368	$31,355
Non-current deferred tax asset	19,364	16,162
Current deferred tax liability	(391)	(1,150)
Non-current deferred tax liability	(11,137)	(18,333)
Net deferred tax asset	$52,204	$28,034

As of June 30, 2009, the Company had $13,498,000 of non-U.S. net operating loss carryforwards, which expire in various years through 2025 or carry forward indefinitely. The Company also has foreign tax credit carryforwards of $2,355,000. The foreign tax credit carryforwards have expiration dates through 2018.

The valuation allowance at June 30, 2009, relates to a provision for uncertainty as to the utilization of foreign tax credits of $2,355,000, net operating loss carryforwards for certain non-U.S. countries of $1,849,000, capital loss items of $483,000 and other deferred tax assets of $19,000. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

The Company has not provided for U.S. income and foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries indefinitely invested outside the United States as of June 30, 2009. The total amount of these undistributed earnings at June 30, 2009 amounted to approximately $635 million. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings.

We follow the principles of FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” and FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FIN 48”), which clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

A reconciliation of the amount of unrecognized tax benefits from July 1, 2008 to June 30, 2009 is as follows (in thousands):

Gross UTB balance at July 1, 2008	$4,108
Additions for tax positions of prior years	1,033
Reductions for tax positions of prior years	(67)
Settlements	-
Reductions due to lapse of applicable statute of limitations	(1,714)
Gross UTB balance at June 30, 2009	$3,360

Included in the balance at June 30, 2009, are tax positions of $1.5 million that, if recognized, would affect the Company’s effective tax rate. Also included in the balance is $1.9 million of temporary differences, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such

F26

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

For fiscal year ending June 30, 2009, the Company recognized a benefit of $0.1 million ($0.1 million, net of tax benefit) of interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, the Company has accrued approximately $1.0 million ($0.6 million net of tax benefit) for interest and penalties related to uncertain tax positions.

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examination for tax years prior to fiscal year 2005, and no longer subject to state income tax examinations for the tax years prior to fiscal year 2004. With few exceptions, including the German tax assessment discussed in Note 18, we are no longer subject to foreign income tax examinations for fiscal years before 2002.

Within the next 12 months, we anticipate a potential decrease of approximately $1.1 million in the unrecognized tax benefit relating to the timing of certain amortization deductions due to a statute of limitation expiration. This will not have an impact on the effective tax rate other than the potential reduction in accrued interest as any change will be offset by a similar adjustment to our deferred tax balances. We do not anticipate any other significant changes within the next 12 months.

(15)	Employee Retirement Plans

The Company contributes to a number of employee retirement plans for the benefit of its employees. Details of the main plans are as follows:

(1) Australia - The Company contributes to defined contribution pension plans for each employee resident in Australia. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. The Company contributes to the plans at the rate of 9% of the salaries of all Australian employees. Total Company contributions to the plans for the years ended June 30, 2009, 2008 and 2007, were $4,186,000, $5,907,000 and $4,798,000, respectively.

(2) United Kingdom - The Company contributes to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three-month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. The Company contributes to the plan at the rate of 5% of the salaries of all United Kingdom employees. Total Company contributions to the plan were $164,000, $273,000 and $243,000 in fiscal 2009, 2008 and 2007, respectively.

(3) United States - The Company sponsors a defined contribution pension plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 3% of the employee’s salary. Total Company contributions to the plan were $1,756,000, $1,259,000 and $760,000 in fiscal 2009, 2008 and 2007, respectively.

(4) Switzerland - The Company sponsors a fixed return defined contribution fund for each permanent Swiss employee. As part of the Company’s contribution to the fund, the Company guarantees a fixed 3% net return on accumulated contributions per annum. The Company contributes to the plan at variable rates that have averaged 10% of salaries over the last three years. Total Company contributions to the plan were $375,000, $343,000 and $259,000 in fiscal 2009, 2008 and 2007, respectively.

F27

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Segment Information

The Company operates solely in the sleep-disordered breathing sector of the respiratory medicine industry. The Company therefore believes that, given the single market focus of its operations and the inter-dependence of its products, the Company operates as a single operating segment. The Company assesses performance and allocates resources on the basis of a single operating entity. Financial information by geographic area for the years ended June 30, 2009, 2008 and 2007, is summarized below (in thousands):

	U.S.A	Germany	Australia	France	Rest of World	Total
2009
Revenue from external customers	$493,402	132,220	21,037	106,343	167,733	$920,735

Long lived assets	$142,387	20,434	212,343	4,357	7,607	$387,128
2008
Revenue from external customers	$409,646	132,218	22,783	100,740	170,010	$835,397

Long lived assets	$72,970	18,612	248,735	6,516	22,347	$369,180
2007
Revenue from external customers	$376,699	107,938	19,846	75,984	135,865	$716,332

Long lived assets	$60,224	17,813	218,537	8,083	16,027	$320,684

Net revenues from external customers are based on the location of the customer. Long-lived assets of geographic areas are those assets used in the Company’s operations in each geographical area and excludes intangibles, deferred tax assets and goodwill.

(17)	Commitments

The Company leases buildings, motor vehicles and office equipment under operating leases. Several of these leases include options for renewal and in most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rental charges for operating leases are expensed on a straight-line basis over the lease term taking into account rent concessions or holidays. Rent expenses under operating leases for the years ended June 30 2009, 2008 and 2007 were approximately $14.9 million, $9.1 million and $8.2 million, respectively. At June 30, 2009 the Company had the following future minimum lease payments under non-cancelable operating leases (in thousands):

Years	Operating Leases
2010	$12,538
2011	9,970
2012	5,174
2013	2,658
2014	2,079
Thereafter	6,467
Total minimum lease payments	$38,886

F28

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Commitments, Continued

Excluding lease commitments details of contractual obligations at June 30, 2009 are as follows (in thousands):

		Payments Due by Period
In $000’s	Total	2010	2011	2012	2013	2014	Thereafter
Long-Term Debt	$161,736	$67,545	$94,191	$-	$-	$-	$-
Purchase Obligations	$88,968	$88,926	$22	$20	$-	$-	$-
Total Contractual Obligations	$250,704	$156,471	$94,213	$20	$-	$-	$-

Details of other commercial commitments at June 30, 2009 are as follows:

	Total Amounts Committed	Amount of Commitment Expiration Per Period
In $000’s		2010	2011	2012	2013	2014	Thereafter
Standby Letters of Credit	$900	$900	$-	$-	$-	$-	$-
Other commercial commitments	$567	98	48	-	-	-	421
Guarantees*	$92,735	1,335	64,851	22,761	-	-	3,788
Total Commercial Commitments	$94,202	$2,333	$64,899	$22,761	$-	$-	$4,209

* The above guarantees mainly relate to security provided as part of our Syndicated Facility Agreement and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

(18)	Legal Actions and Contingencies

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

In February 2007, the University of Sydney commenced legal action in the Federal Court of Australia against us, claiming breach of a license agreement and infringement of certain intellectual property. The claim has been amended to include an allegation of breach of confidentiality. The university is seeking various types of relief, including an injunction against manufacturing, supplying, offering for sale, selling or exporting certain mask devices, payment of license fees, damages or an account of profits, interest, costs and declaration of a constructive trust over and assignment of certain intellectual property. In October 2007, we filed a defense denying the university’s claim, as well as a cross-claim against the university seeking an order for rectification of the contract and alleging the university violated the Australian Trade Practices Act. The matter is ongoing. We have not recognized a liability in relation to this matter at June 30, 2009 and we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements.

F29

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Voluntary Product Recall Expenses

On April 23, 2007, we initiated a worldwide voluntary recall of approximately 300,000 units of our early production S8 flow generators used for the treatment of obstructive sleep apnea. In S8 devices manufactured between July 2004 and May 15, 2006, there is a remote potential for a short circuit in the power supply connector. The initial estimated cost of this action was $59.7 million which was recognized as a charge to cost of sales in the consolidated statement of income year ended June 30, 2007. During the years ended June 30, 2009 and June 30, 2008 we recognized additional charges of $Nil and $3.1 million, respectively, due to an increase in return rates and consulting charges. These costs represented our best estimate of probable costs based on available data and accounted for factors such as expected return rates for the affected units, unit replacement costs, legal, consulting, logistical and temporary contractor expenses directly associated with the recall. We expect negligible additional costs associated with the recall and at June 30, 2009 there is no remaining recall accrual.

Following is a summary of the liabilities related to the voluntary product recall that were recorded during the year ended June 30, 2009 (in thousands):

Total accrued costs
Balance at June 30, 2007	$45,098
Voluntary product recall expenses	3,103
Cash payments	(48,477)
Foreign currency translation	1,304
Balance at June 30, 2008	$1,028
Voluntary product recall expenses	-
Cash payments	(948)
Foreign currency translation	(80)
Balance at June 30, 2009	$-

F30

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Fair Value Measurements

On July 1, 2008 we adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities recognized on a recurring basis. In accordance with FASB Staff Position 157-2, Effective date of FASB Statement 157, we have deferred the applications of FAS 157 for our nonfinancial assets and liabilities until fiscal year 2010. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements for fair value measurements. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.

In determining the fair value measurements of our financial assets and liabilities, we consider the principal and most advantageous market in which we transact and consider assumptions that market participants would use when pricing the financial asset or liability. In accordance with SFAS 157, we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchies of inputs required by SFAS157 are as follows:

• Level 1:	Input prices quoted in an active market for identical financial assets or liabilities;

• Level 2:	Inputs other than prices quoted in Level 1, such as prices quoted for similar financial assets and liabilities in active markets, prices for identical assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data

• Level 3:	Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market

The following table summarizes our financial assets and liabilities using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$415,650	$-	$-	$415,650
Investment securities	-	4,254	-	4,254
Cost-method investments	-	-	2,201	2,201
Foreign currency options	-	7,815	-	7,815
	$415,650	$12,069	$2,201	$429,920

We determine the fair value of our financial assets as follows:

Cash and cash equivalents - The valuation used for our cash and other money market funds are derived from quoted market prices due to their short term nature and there is an active market for these financial instruments.

Investment securities - These securities represent our auction rate securities as described in Note 3. At June 30, 2009, we had investments totaling $5.0 million at par value with an estimated fair value of $4.3 million. The value of these securities are calculated by third party valuation models based on observable market prices and inputs including future cash flows, yields and spreads.

Cost-method investments - These investments include our holdings in privately held service companies and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values which can be market supported and observable inputs including future cash flows.

F31

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Fair Value Measurements, Continued

Foreign currency options - These financial instruments are valued using third party valuation models based on market observable inputs, including interest rate curves, on market spot currency prices, volatilities and credit risk.

The following table shows a reconciliation of the year ended June 30, 2009 for fair value measurements using significant unobservable inputs (thousands):

Cost-Method Investments
Balance at July 1, 2008	$1,405
Purchases	2,267
Impairment	(1,306)
Foreign currency translation	(165)
Balance at June 30, 2009	$2,201

(21)	Subsequent Events

In accordance with SFAS No. 165, we have evaluated any events or transactions occurring after June 30, 2009, the balance sheet date, through August 20, 2009, the date that consolidated financial statements were issued, and noted that there have been no such events or transactions which would impact our consolidated financial statements for the year ended June 30, 2009.

F32

SCHEDULE II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JUNE 30, 2009, 2008 AND 2007

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at end of period

Year ended June 30, 2009

Applied against asset account
Allowance for doubtful accounts	$4,935	4,070	(1,624)	$7,381

Year ended June 30, 2008

Applied against asset account
Allowance for doubtful accounts	$4,704	1,238	(1,007)	$4,935

Year ended June 30, 2007

Applied against asset account
Allowance for doubtful accounts	$4,645	1,173	(1,114)	$4,704

See accompanying report of independent registered public accounting firm.

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED August 18, 2009

ResMed Inc.

/s/ KIERAN T. GALLAHUE
Kieran T. Gallahue
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ KIERAN T. GALLAHUE Kieran T. Gallahue	President and Chief Executive Officer (Principal Executive Officer)	August 18, 2009

/S/ BRETT A. SANDERCOCK Brett A. Sandercock	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 18, 2009

/S/ PETER C. FARRELL Peter C. Farrell	Executive Chairman of the Board	August 18, 2009

/S/ CHRISTOPHER G. ROBERTS Christopher G. Roberts	Director	August 18, 2009

/S/ MICHAEL A. QUINN Michael A. Quinn	Director	August 18, 2009

/S/ GARY W. PACE Gary W. Pace	Director	August 18, 2009

/S/ RICHARD SULPIZIO Richard Sulpizio	Director	August 18, 2009

/S/ RON TAYLOR Ron Taylor	Director	August 18, 2009

/S/ JOHN P. WAREHAM John P. Wareham	Director	August 18, 2009

S-1

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to the consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of Registrant, as amended (15)

3.2	Third Restated By-laws of Registrant(12)

3.3	Fourth Amended and Restated Bylaws of ResMed Inc. (17)

4.1	Form of certificate evidencing shares of Common Stock(1)

10.1*	1995 Stock Option Plan(1)

10.2*	1997 Equity Participation Plan(3)

10.3	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended(1)

10.5	Loan Agreement between the Australian Trade Commission and ResMed Ltd dated May 3, 1994(1)

10.6	Lease for 10121 Carroll Canyon Road, San Diego CA 92131-1109, USA(4)

10.7	Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia(5)

10.8*	Employment Agreement dated May 14, 2002, between Servo Magnetics Inc. and Leslie Hoffman(6)

10.9	Agreement for the purchase of Lot 6001, Norwest Business Park, Baulkham Hills, Australia(6)

10.10*	2003 Employee Stock Purchase Plan(7)

10.11	Loan Agreement between ResMed Limited and HSBC Bank Australia Limited (11)

10.12	Securities Sale Agreement Financiere Ace S.A.S. dated as of May 4, 2005 (11)

10.13	First Amended and Restated Loan Agreement, dated as of November 1, 2005, by and among ResMed Corp., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.14	Security Agreement, dated as of November 1, 2005, by and between ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.15	Continuing Guaranty, dated as of November 1, 2005, by and between ResMed Corp. and ResMed EAP Holdings Inc and Union Bank of California, N.A. (8)

10.16	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.17	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.18	Second Amended and Restated Revolving Loan Agreement, dated as of March 13, 2006, among ResMed Corp., Motor Technologies Inc., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (9)

10.19	Syndicated Facility Agreement, dated as of June 8, 2006, by and between ResMed Limited and HSBC Bank Australia Limited (10)

10.20	Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH (10)

10.21		Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (10)

10.22		Working Capital Agreement, dated as of June 8, 2006, by and among ResMed (UK) Limited and HSBC Bank plc (10)

10.23		Working Capital Agreement, dated as of June 8, 2006, by and among ResMed Limited and HSBC Bank Australia Limited (10)

10.24*		ResMed Inc. 2006 Incentive Award Plan (16)

10.25*		Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan (13)

10.26*		2006 Grant agreement for Board of Directors (13)

10.27*		2006 Grant agreement for Executive Officers (15)

10.28*		2006 Grant agreement for Australian Executive Officers (15)

10.29*		Form of Executive Agreement (14)

10.30		Second Amendment to Second Amended and Restated Revolving Loan Agreement dated January 28, 2008 (18)

10.31		Lease Agreement between ResMed Corp. and Poway Danielson, LP (19)

10.32		First Amended and Restated Syndicated Facility Agreement dated September 30, 2008 (20)

10.33		Amendment and Restatement Agreement, dated as of September 30, 2008, by and between ResMed Limited; The Hong Kong and Shanghai Banking Corporation, Sydney Branch; and HSBC Bank Australia Limited (20)

10.34		US Guarantee Consent Deed, dated as of September 17, 2008, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (20)

10.35		International Guarantee Consent Deed, dated as of September 30, 2008, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH (20)

10.36	*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008 (21)

10.37		Departure of Directors or Certain Officers dated December 12, 2008 (22)

10.38		Third Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement (23)

10.39		Approval of new share repurchase program dated May 29, 2009 (24)

10.40		Form of Indemnification Agreements for our directors and officers (25)

10.41		Form of Access Agreement for directors (26)

10.42	*	Updated Form of Executive Agreement (9)

21.1		Subsidiaries of the Registrant (9)

23.1		Independent Registered Public Accounting Firm’s Consent and Report on Schedule (9)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (9)

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (9)

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed on April 25, 1997.
(3)	Incorporated by reference to the Registrant’s 1997 Proxy Statement.
(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 1998.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2001.
(6)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2002.
(7)	Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement dated October 13, 2007.
(8)	Incorporated by reference to the Registrant’s Form 8-K dated November 8, 2005.
(9)	Filed herewith.
(10)	Incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006.
(11)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2005.
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K dated February 23, 2007.
(13)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.
(14)	Incorporated by reference to the Registrant’s Report on Form 8-K dated July 9, 2007.
(15)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007
(16)	Incorporated by reference to the Registrant’s Report on Form 8-K dated November 9, 2006.
(17)	Incorporated by reference to the Registrants’ Report on Form 8-K filed on December 14, 2007
(18)	Incorporated by reference to the Registrants’ Report on Form 8-K filed on February 6, 2008.
(19)	Incorporated by reference to the Registrants’ Report on Form 8-K filed on March 27, 2008.
(20)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed October 6, 2008.
(21)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed October 15, 2008.
(22)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 15, 2008.
(23)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on March 5, 2009.
(24)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 4, 2009.
(25)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.