Form 10-Q
period 2009-09-30
RESMED INC
filed 2009-11-06
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At October 26, 2009, there were 74,957,650 shares of Common Stock ($0.04 par value) outstanding. This number excludes 7,616,525 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION	Item 1

Item 1.	Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	September 30, 2009	June 30, 2009
ASSETS
Current assets
Cash and cash equivalents	$477,824	$415,650
Accounts receivable, net of allowance for doubtful accounts of $8,080 at September 30, 2009 and $7,381 at June 30, 2009	208,825	212,096
Inventories, net (note 4)	175,108	157,431
Deferred income taxes	43,859	44,368
Income taxes receivable	4,998	2,067
Prepaid expenses and other current assets	24,918	21,672
Investment securities (note 3)	4,278	-

Total current assets	939,810	853,284

Non-current assets
Property, plant and equipment, net (note 6)	397,375	377,613
Goodwill (note 7)	221,186	213,169
Other intangibles, net (note 8)	35,431	35,023
Deferred income taxes	20,464	19,364
Other assets	5,870	5,261
Investment securities (note 3)	-	4,254

Total non-current assets	680,326	654,684

Total assets	$1,620,136	$1,507,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$47,287	$48,293
Accrued expenses	75,297	67,018
Deferred revenue	31,192	28,881
Income taxes payable	69,808	56,972
Deferred income taxes	416	391
Current portion of long-term debt (note 9)	68,296	67,545

Total current liabilities	292,296	269,100

Non-current liabilities
Deferred income taxes	11,548	11,137
Deferred revenue	14,878	15,238
Long-term debt (note 9)	95,093	94,191
Income taxes payable	3,395	3,110

Total non-current liabilities	124,914	123,676

Total liabilities	417,210	392,776

Commitments and contingencies (note 12)	-	-
Stockholders’ equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued

Common stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 74,965,472 at September 30, 2009 and 75,251,209 at June 30, 2009 (excluding 7,490,725 and 6,701,925 shares held as treasury stock, respectively)	300	301
Additional paid-in capital	545,186	522,982
Retained earnings	736,893	694,791
Treasury stock, at cost	(244,342)	(208,659)
Accumulated other comprehensive income (note 5)	164,889	105,777

Total stockholders’ equity	1,202,926	1,115,192

Total liabilities and stockholders’ equity	$1,620,136	$1,507,968

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except share and per share data)

	Three Months Ended September 30,
	2009	2008

Net revenue	$246,992	$217,931
Cost of sales	96,814	90,804

Gross profit	150,178	127,127

Operating expenses:
Selling, general and administrative	76,756	71,337
Research and development	17,914	17,293
Amortization of acquired intangible assets	1,845	1,933
Donation to Foundation	1,000	-

Total operating expenses	97,515	90,563

Income from operations	52,663	36,564

Other income (expense), net:
Interest income, net	2,125	3,231
Other, net	3,118	(1,068)

Total other income, net	5,243	2,163

Income before income taxes	57,906	38,727
Income taxes	15,804	10,701

Net income	$42,102	$28,026

Basic earnings per share	$0.56	$0.37
Diluted earnings per share (note 2-j)	$0.55	$0.36

Basic shares outstanding (000’s)	75,394	75,613
Diluted shares outstanding (000’s)	76,762	77,180

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$42,102	$28,026

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,094	14,280
Stock-based compensation costs	6,523	5,580
Tax benefit from stock options exercised	(2,069)	(1,070)
Amortization of deferred borrowing costs	280	78
Provision for product warranties	1,509	375
Foreign currency revaluation	(3,349)	16,811
Write-down of cost-method investments	250	-

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	7,226	4,566
Inventories, net	(11,867)	(2,068)
Prepaid expenses, net deferred income taxes and other current assets	(254)	4,516
Accounts payable, accrued expenses and other liabilities	9,696	(3,188)

Net cash provided by operating activities	64,141	67,906

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,078)	(34,463)
Capitalized interest	-	(560)
Patent registration costs	(1,328)	(1,116)
Purchases of foreign currency options	(891)	(154)
Proceeds from exercise of foreign currency options	2,901	814
Proceeds from disposal of business assets and contracts	-	1,441
Purchases of cost-method investments	-	(899)

Net cash used in investing activities	(13,396)	(34,937)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	13,383	9,103
Proceeds from borrowings	-	21,000
Tax benefit from stock option exercises	2,069	1,070
Purchases of treasury stock	(33,461)	(27,016)
Repayment of borrowings	-	(3,770)

Net cash (used in)/provided by financing activities	(18,009)	387

Effect of exchange rate changes on cash	29,438	(52,360)

Net increase/(decrease) in cash and cash equivalents	62,174	(19,004)
Cash and cash equivalents at beginning of period	415,650	321,078

Cash and cash equivalents at end of period	$477,824	$302,074

Supplemental disclosure of cash flow information:
Income taxes paid	$8,679	$2,227
Interest paid	461	1,816

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

The condensed consolidated financial statements for the three months ended September 30, 2009 and 2008 are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2009.

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

We do not recognize revenues to the extent that we offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims, nor do we recognize revenues if we offer variable sale prices for subsequent events or activities. However, as part of our sales processes we may provide upfront discounts for large orders, one-time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. The costs of all such programs are recorded as an adjustment to revenue. Our products are predominantly therapy-based equipment and require no installation. As such, we have no significant installation obligations.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three months ended September 30, 2009 and 2008, we capitalized $Nil and $0.6 million, respectively, of interest relating to such construction costs.

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2009. In conducting our review of goodwill impairment we identified reporting units, being components of our operating segment of each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on discounted cash flows and involved a two-step process as follows:

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

The results of the review during the final quarter of fiscal 2009 indicated that goodwill was not impaired.

(h)	Foreign Currency

The consolidated financial statements of our non-U.S. subsidiaries, whose functional currencies are other than U.S. dollars, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than U.S. dollars are translated at period-end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income, as described in Note 5, and are included in accumulated other comprehensive income in the condensed consolidated balance sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions denominated in other than the functional currency of the entity are reflected in the condensed consolidated financial statements.

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

The weighted average shares used to calculate basic earnings per share were 75,394,000 and 75,613,000 for the three months ended September 30, 2009 and 2008, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,368,000 and 1,567,000 for the three months ended September 30, 2009 and 2008, respectively.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(j)	Earnings Per Share (continued)

Stock options of 4,377,000 and 5,840,000 for the three months ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended September 30, 2009 and 2008 are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2009	2008
Numerator:
Net Income, used in calculating diluted earnings per share	$42,102	$28,026
Denominator:
Basic weighted-average common shares outstanding	75,394	75,613
Effect of dilutive securities:
Stock options	1,368	1,567
Diluted potential common shares	1,368	1,567
Diluted weighted average shares	76,762	77,180
Basic earnings per share	$0.56	$0.37
Diluted earnings per share	$0.55	$0.36

(k)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The carrying value of long-term debt approximates the fair value as the principal amounts outstanding are subject to variable interest rates that are based on market rates which are regularly reset. Foreign currency option contracts are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes. The fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The purpose of our foreign currency hedging activities is to protect us from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and our Australian manufacturing activities. We enter into foreign currency hedging contracts to hedge anticipated sales and manufacturing costs, principally denominated in Australian dollars, Euros and British Pounds Sterling. The terms of such foreign currency option contracts generally do not exceed three years.

Our foreign currency derivatives portfolio represents a cash flow hedge program against the net cash flow of our international manufacturing operations. We have determined our hedge program to be a non-effective hedge. The foreign currency derivatives portfolio is recorded in the condensed consolidated balance sheets at fair value and included in other assets or other liabilities.

All movements in the fair value of the foreign currency derivatives are recorded within other income, net in our condensed consolidated statements of income.

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at September 30, 2009 and June 30, 2009 was $12.7 million and $7.8 million, respectively, which represents the positive fair value of foreign currency derivatives held by us. These values are included in the current and non-current balances of other assets on the condensed consolidated balance sheets.

We held foreign currency derivatives with notional amounts totaling $262.2 million and $191.7 million at September 30, 2009 and June 30, 2009, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to September 30, 2012.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(m)	Income Taxes

We account for income taxes in accordance with the Financial Accounting Standards Board’s (“FASB”) authoritative guidance for accounting for income taxes, which requires deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the financial statement and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have determined that our future taxable income will be sufficient to recover our deferred tax assets, reported net of any valuation allowance. If in the future we determine that a change has occurred which will not allow this recovery, we will revise any valuation allowance against our deferred tax assets. This will result in a charge against our income tax provision.

The calculation of our effective tax rate is dependent upon the geographic composition of our worldwide earnings, tax regulations governing each region and the availability of tax credits. In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations. We recognize these uncertainties in accordance with the relevant accounting guidance. The final payment of the amounts regarding these uncertainties may ultimately prove to be less than or greater than our estimate. If this occurs there will be either a benefit or a charge to our income tax provision.

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

At September 30, 2009 and June 30, 2009, the investments in debt securities are classified on the accompanying condensed consolidated balance sheet as investment securities.

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

Changes in the liability for product warranty for the three months ended September 30, 2009 are as follows (in thousands):

Balance at July 1, 2009	$8,295

Warranty accruals for the three months ended September 30, 2009	3,613

Warranty costs incurred for the three months ended September 30, 2009	(2,104)

Foreign currency translation adjustments	738

Balance at September 30, 2009	$10,542

(p)	Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

(q)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at September 30, 2009 and June 30, 2009, was $2.0 million and $2.2 million, respectively. We review the carrying value of these investments at each balance sheet date. During the three months ended September 30, 2009, we recognized $0.3 million of impairment losses related to one of our investments. This was based on the determination that the impairment was other-than temporary. The written down investment related to a privately held service company. The expense associated with this impairment has been included in the other income (expense) line within the condensed consolidated statements of income. We have determined, subsequent to the impairment charge, that the carrying value of our remaining cost method investments do not exceed their estimated fair values.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-Based Employee Compensation

We have granted stock options to personnel, including officers and directors, under our 2006 Incentive Award Plan, as amended (the “2006 Plan”) and the Amended and Restated ResMed Inc. 2006 Incentive Award Plan (the “2006 Amended Plan”). These options have expiration dates of seven years from the date of grant and vest over four years. We granted these options with the exercise price equal to the market value as determined at the date of grant. We have also offered to our personnel, including our officers who are not also directors, the right to purchase shares of our common stock at a discount under our employee stock purchase plan (“ESPP”).

We measure the compensation expense of all stock-based awards at fair value on the date of grant and recognize the compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, using the straight-line method for stock-based awards.

The fair value of stock options granted under our stock option plans and purchase rights granted under our ESPP is estimated on the date of the grant using the Black-Scholes valuation model, assuming no dividends and the following assumptions:

	Three months ended September 30,
	2009	2008
Stock options:
Weighted average grant date fair value	$13.89	$11.04
Weighted average risk-free interest rate	2.2%	3.1 - 3.2%
Expected option life in years	4.0	4.8
Expected volatility	40%	29%

ESPP purchase rights:
Weighted average risk-free interest rate	0.3%	1.7%
Expected option life in years	6 months	6 months
Expected volatility	55%	33%

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-Based Employee Compensation, Continued

Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from traded options of our stock corresponding to the expected term of the options. We use a combination of the historic and implied volatilities as we believe the addition of the implied volatility is more representative of our future stock price trends. While there is a tradable market of options on our common stock, less emphasis is placed on the implied volatility of these options due to the relative low volumes of these traded options and the difference in the terms compared to our employee options. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

(3)	Investment Securities

The estimated fair value of investment securities as of September 30, 2009 and June 30, 2009 are $4.3 million and $4.3 million, respectively. These investments are diversified among high credit quality investment grade securities in accordance with our investment policy. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

At September 30, 2009, our investment securities were held in AAA rated auction securities with various maturities between July 2039 and November 2047. These investments had regular roll-over or auction dates at which time the interest rates were re-set or the investments were redeemed for cash. During the three months ended September 30, 2009, there were no auctions with respect to these investments due to the current liquidity issues surrounding the domestic and global capital markets. We continue to earn interest on these investments in accordance with the contract until the next auction occurs. During November 2008, we accepted an offer from UBS that gave us a right to sell our investment securities back to UBS at full par value after June 29, 2010. At September 30, 2009, we have classified the investment securities as a current asset (non-current asset at June 30, 2009) as we expect to receive the cash relating to this investment within the next 12 months. However, in the event we need to access the funds invested in these auction rate securities prior to June 29, 2010 we may not be able to liquidate these securities at the par value. We also believe the current lack of liquidity of these investments is temporary and have therefore recorded the excess of the carrying value over the fair value to comprehensive income within stockholders’ equity. Additionally, based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4)	Inventories

Inventories were comprised of the following at September 30, 2009 and June 30, 2009 (in thousands):

	September 30, 2009	June 30, 2009
Raw materials	$59,828	$53,392
Work in progress	2,495	2,500
Finished goods	112,785	101,539
Inventories, net	$175,108	$157,431

(5)	Comprehensive Income/(Loss)

The components of comprehensive income/(loss), net of tax, were as follows (in thousands):

	Three months ended September 30,
	2009	2008
Net income	$42,102	$28,026
Foreign currency translation gains/(losses)	59,088	(128,978)
Unrealized gains/(losses) on investment securities	24	(155)
Comprehensive income/(loss)	$101,214	($101,107)

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(6)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of September 30, 2009 and June 30, 2009 (in thousands):

	September 30, 2009	June 30, 2009
Machinery and equipment	$97,567	$88,146
Computer equipment	97,574	90,243
Furniture and fixtures	34,518	33,297
Vehicles	2,752	2,661
Clinical, demonstration and rental equipment	67,427	63,227
Leasehold improvements	20,443	19,404
Land	59,406	56,224
Buildings	246,809	232,530

	626,496	585,732
Accumulated depreciation and amortization	(229,121)	(208,119)
Property, Plant and Equipment, net	$397,375	$377,613

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(7)	Goodwill

Changes in the carrying amount of goodwill for the three months ended September 30, 2009 were as follows (in thousands):

Balance at July 1, 2009	$213,169

Foreign currency translation adjustments	8,017

Balance at September 30, 2009	$221,186

(8)	Other Intangible Assets

Other intangible assets are comprised of the following as of September 30, 2009 and June 30, 2009 (in thousands):

	September 30, 2009	June 30, 2009
Developed/core product technology	$35,861	$34,388
Accumulated amortization	(22,362)	(20,215)
Developed/core product technology, net	13,499	14,173
Trade names	2,277	2,200
Accumulated amortization	(1,247)	(1,103)
Trade names, net	1,030	1,097
Customer relationships	16,337	15,560
Accumulated amortization	(8,263)	(7,363)
Customer relationships, net	8,074	8,197
Patents	35,976	31,830
Accumulated amortization	(23,148)	(20,274)
Patents, net	12,828	11,556
Other intangibles, net	$35,431	$35,023

Intangible assets consist of patents, customer relationships, trade names and developed/core product technology and are amortized over the estimated useful life of the assets, generally between five and nine years. There are no expected residual values related to these intangible assets.

(9)	Long-Term Debt

Long-term debt at September 30, 2009 and June 30, 2009 consists of the following (in thousands):

	September 30, 2009	June 30, 2009
Current portion of long-term debt	$68,296	$67,545
Non-current portion of long-term debt	95,093	94,191
Total Long Term Debt	$163,389	$161,736

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Long-Term Debt, Continued

Revolving Facility

On February 27, 2009, ResMed Inc., and our wholly-owned subsidiaries, ResMed Corp., ResMed EAP Holdings Inc. and ResMed Motor Technologies Inc., entered into a Third Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A.

The Loan Agreement was modified in order that the revolving commitment remains at $65 million otherwise it would have been reduced to $55 million as of March 1, 2009. The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the revolving facility will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At September 30, 2009, there was $64.1 million outstanding under this revolving facility.

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

In the third amendment, the Loan Agreement was also amended to modify certain financial covenants. The minimum fixed charge coverage ratio was revised to exclude capital expenditures related to construction of our new headquarters building. The requirement that ResMed Corp. and ResMed Motor Technologies Inc. maintain minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, was increased to $15 million. Finally, the requirement that we meet certain minimum liquidity levels was eliminated.

The entire principal amount of the revolving facility and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related amendments or a 35% or more change in control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc. or ResMed EAP Holdings Inc. At September 30, 2009, we were in compliance with our debt covenants.

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

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a previous facility. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period.

Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At September 30, 2009, the Tranche A facility loan had an amount outstanding of EUR 27.5 million, equivalent to approximately U.S. dollars (“USD”) 40.3 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At September 30, 2009 there was USD 9.0 million outstanding under the Tranche B loan facility.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount was repaid in full during the three months ended June 30, 2009. At September 30, 2009, the Tranche C loan facility was no longer available.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At September 30, 2009, there were no amounts outstanding under either of these facilities.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Long-Term Debt, Continued

On September 30, 2008, our wholly-owned Australian subsidiary, ResMed Limited, agreed to amend and restate the Syndicated Facility Agreement entered into on June 8, 2006. The amended and restated agreement (“First Amended and Restated Syndicated Facility Agreement”) with the Hong Kong and Shanghai Banking Corporation, Sydney Branch as financier and HSBC Bank Australia Limited as facility agent and security trustee, provided for an additional Tranche D term loan facility in the amount of USD 50 million.

On September 30, 2009, ResMed Limited, agreed to amend and restate for a second time the Syndicated Facility Agreement. The second amended and restated agreement (“Second Amended and Restated Syndicated Facility Agreement”) provides for the extension of our Tranche D term loan facility in the amount of USD 50 million for an additional 12 month period and to increase the interest rate applicable to the Tranche D portion of the loan facility. The financier continues to have the right to assign part or all of its rights and/or obligations under the Second Amended and Restated Syndicated Facility Agreement to other financial institutions. The extended Tranche D loan facility bears interest at a rate equal to LIBOR for deposits denominated in USD, plus a margin of 2.25% or 2.50%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2010. At September 30, 2009 there was USD 50.0 million outstanding under the Tranche D loan facility.

The Syndicated Facility Agreement is secured by a pledge of one hundred percent of the shares of ResMed Inc.’s subsidiary, Saime SAS, pursuant to a pledge agreement. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Limited maintains certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the loan and any accrued, but unpaid, interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement. Events of default include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Limited and its subsidiaries, and if ResMed Inc. ceases to control ResMed Limited, ResMed Corp., ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited, Take Air Medical Handels-GmbH or ResMed Paris SAS (formerly Saime SAS).

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

Prepayment Facility

During the quarter ended September 30, 2009, ResMed EPN Limited, our wholly-owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At September 30, 2009, there were no amounts outstanding under this facility.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Long-Term Debt, Continued

Details of contractual debt maturities at September 30, 2009 are as follows (in thousands):

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt	$163,389	$68,296	$95,093	$-	$-	$-	$-

(10)	Stockholders’ Equity

Common Stock. On May 27, 2009, our Board of Directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 10.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program cancels and replaces our previous share repurchase program authorized on June 6, 2002 for 8.0 million shares and pursuant to which we had repurchased 6,622,907 shares. The new program authorizes us to purchase in addition to the shares we repurchased under our previous program. There is no expiration date for this program. All share repurchases after May 29, 2009 have been executed in accordance with this program.

During the three months ended September 30, 2009, we repurchased 0.8 million shares at a cost of $35.7 million. At September 30, 2009, we have repurchased a total of 7.5 million shares at a cost of $244.3 million, of which 6.6 million shares were repurchased pursuant to the repurchase program approved on June 6, 2002 and 0.9 million were repurchased pursuant to the new repurchase program approved on May 27, 2009. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2009, there is a remaining 9.1 million shares that can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at September 30, 2009.

Stock Options. We have granted stock options to personnel, including officers and directors, in accordance with the 2006 Plan and the 2006 Amended Plan, which was approved at the annual meeting of the stockholders of ResMed Inc. on November 20, 2008. These options have expiration dates of seven years from the date of grant and vest over four years. We have granted these options with an exercise price equal to the market value as determined at the date of grant.

The maximum number of shares of our common stock authorized for issuance under the 2006 Amended Plan is 9,900,000. The number of securities remaining available for future issuance under the 2006 Amended Plan at September 30, 2009 is 3,441,325. The number of shares of our common stock available for issuance under the 2006 Amended Plan will be reduced by (i) two and four tenths (2.4) shares, an increase from two and one tenth (2.1) shares, for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2006 Amended Plan to any individual during any calendar year, may not exceed 1,500,000 shares of our common stock.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Stockholders’ Equity, Continued

At September 30, 2009, there was $43.5 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.4 years. The aggregate intrinsic value of the options outstanding and the options exercisable at September 30, 2009 was $104.6 million and $65.6 million, respectively. The aggregate intrinsic value of the options exercised during the three months ended September 30, 2009 and 2008 was $9.5 million and $6.2 million, respectively.

The following table summarizes option activity during the three months ended September 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at beginning of period	10,799,302	$34.82	4.50
Granted	33,700	40.95
Exercised	(529,507)	26.42
Forfeited	(25,175)	40.98
Outstanding at end of period	10,278,320	$35.27	5.00
Exercise price range of granted options	$40.39 - $41.00
Options exercisable at end of period	5,003,834	$32.35

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by our stockholders at the Annual General Meeting in November 2003. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. On August 21, 2006, the Board of Directors approved a reduction in the number of shares available for grant under the ESPP to 500,000 shares, effective as of November 9, 2006, the date of the stockholder approval of the 2006 Plan. The number of securities remaining available for future issuance under the ESPP at September 30, 2009 is 102,326.

During the three months ended September 30, 2009, we recognized $0.4 million of stock-based compensation expense associated with the ESPP.

(11)	Fair Value Measurements

In determining the fair value measurements of our financial assets and liabilities, we consider the principal and most advantageous market in which we transact and consider assumptions that market participants would use when pricing the financial asset or liability. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Fair Value Measurements, Continued

The hierarchies of inputs are as follows:

•	Level 1: Input prices quoted in an active market for identical financial assets or liabilities;

•

Level 2: Inputs other than prices quoted in Level 1, such as prices quoted for similar financial assets and liabilities in active markets, prices for identical assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market.

The following table summarizes our financial assets and liabilities using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$477,824	$-	$-	$477,824
Investment securities	-	4,278	-	4,278
Cost-method investments	-	-	1,970	1,970
Foreign currency options	-	12,730	-	12,730
	$477,824	$17,008	$1,970	$496,802

We determine the fair value of our financial assets as follows:

Cash and cash equivalents – The valuation used for our cash and other money market funds are derived from quoted market prices due to their short term nature and there is an active market for these financial instruments.

Investment securities – These securities represent our auction rate securities as described in Note 3. At September 30, 2009, we had investments totaling $5.0 million at par value with an estimated fair value of $4.3 million. The value of these securities are calculated by third party valuation models based on observable market prices and inputs including future cash flows, yields and spreads.

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

The following table shows a reconciliation of the three months ended September 30, 2009 for fair value measurements using significant unobservable inputs (thousands):

Cost-Method Investments
Balance at July 1, 2009	$2,201
Purchases	-
Impairment of cost-method investment	(250)
Foreign currency translation	19
Balance at September 30, 2009	$1,970

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(12)	Legal Actions and Contingencies

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

(13)	Derivative Instruments and Hedging Activities

We transact business in various foreign currencies, including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian manufacturing activities and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditures. The terms of such foreign currency option contracts generally do not exceed three years. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures denominated in Euros, Australian dollars and British Pounds. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

We have determined our hedge program to be a non-effective hedge. All movements in the fair value of the foreign currency instruments are recorded within other income, net in our condensed consolidated statements of income. We do not enter into financial instruments for trading or speculative purposes.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(13)	Derivative Instruments and Hedging Activities, Continued

We held foreign currency instruments with notional amounts totaling $262.2 million and $191.7 million at September, 2009 and June 30, 2009, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to September 30, 2012.

The fair value and effect of derivative instruments on our condensed consolidated financial statements were as follows:

	Asset Derivatives	September 30, 2009		Gain/(loss) recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Location of gain/(loss) recognized in Income on Derivative	Three Months Ended September 30, 2009
Foreign Exchange Contracts	Other Assets	$12,730	Other Income/(Expense)	$7,139

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at September 30, 2009 and June 30, 2009 was $12.7 million and $7.8 million, respectively, which represents the positive fair value of our foreign currency derivatives. These values are included in the current and non-current balances of other assets on the condensed consolidated balance sheets.

(14)	Subsequent Events

On October 1, 2009 we acquired 100% of the shares of Laboratoires Narval SA. Based in France, Laboratoires Narval manufactures and distributes a mandibular repositioning device (“MRD”) that offers a solution to patients for snoring and obstructive sleep apnea (“OSA”), especially for those with mild OSA. With this acquisition, we add another therapy to supplement our existing positive airway pressure-based solutions, providing a broader offering for this patient group. The total purchase price was EUR 8 million in cash with potential contingent consideration cash payments of EUR 2 million based on the achievement of certain milestones. The acquisition is not considered a material business combination. It will be accounted for using purchase accounting and will be included within our consolidated financial statements from October 1, 2009. We have not yet completed the fair value assessment of the purchase price allocation as the appraisals associated with the valuation of certain tangible and intangible assets are not yet complete. We have not incurred any material acquisition related costs and expect to complete our purchase price allocation in the six months ended December 31, 2009.

We have evaluated any events or transactions occurring after September 30, 2009, the balance sheet date, through November 3, 2009, the date that consolidated financial statements were issued, and noted that except for the above transaction there have been no such events or transactions which would impact our consolidated financial statements for the three months ended September 30, 2009.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and elsewhere in this report.

In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in healthcare reform, social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities and various other factors. Should any one or more of these risks or uncertainties materialize, or underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the quarter ended September 30, 2009. Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. MD&A is provided as a supplement to, and should be read in conjunction with selected financial data and condensed consolidated financial statements and notes, included herein.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the quarter ended September 30, 2009 we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between sleep-disordered breathing/obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transportation industry.

We are committed to ongoing investment in research and development and product enhancements. During the quarter ended September 30, 2009 we invested $17.9 million on research and development activities. Since the development of Continuous Positive Airway Pressure (“CPAP”), we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We have recently introduced the ApneaLink™ Plus, our type 3 device for home sleep testing, the Swift™ FX mask in Europe and the Mirage™ SoftGel mask in the Americas. We are also taking steps to drive further awareness in the primary care community of the health dangers of sleep-disordered breathing through educational programs. These efforts should further increase awareness of both doctors and patients with respect to the relationship between SDB/obstructive sleep apnea and co-morbidities.

During the quarter ended September 30, 2009, our net revenue increased by 13% when compared to the quarter ended September 30, 2008. Gross margin was 60.8% for the quarter ended September 30, 2009 compared to 58.3% for the quarter ended September 30, 2008. Diluted earnings per share for the quarter ended September 30, 2009 increased to $0.55 per share, up from $0.36 per share in the quarter ended September 30, 2008.

Total operating cash flow for the quarter ended September 30, 2009, was $64.1 million compared to $67.9 million for the quarter ended September 30, 2008. At September 30, 2009, our cash and cash equivalents totaled $477.8 million, our total assets were $1.6 billion and our stockholders’ equity was $1.2 billion.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the quarter ended September 30, 2009 to $247.0 million compared to $217.9 million for the quarter ended September 30, 2008, an increase of $29.1 million or 13%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar negatively impacted revenues by approximately $5.3 million during the quarter ended September 30, 2009. Excluding the impact of unfavorable foreign currency movements, net revenue for the quarter ended September 30, 2009 increased by 16% compared to the quarter ended September 30, 2008.

Net revenue in North and Latin America increased for the quarter ended September 30, 2009 to $134.7 million from $113.6 million for the quarter ended September 30, 2008, an increase of 19%. We believe this growth has been generated by increased public and physician awareness of sleep-disordered breathing and growth generated from our recent product releases including the S8II flow generator, VPAP S bilevel flow generator and masks. Net international revenue, which includes all markets outside North and Latin America, for the quarter ended September 30, 2009 increased to $112.3 million from $104.3 million compared to the three months, ended September 30, 2008, an increase of 8%. Movements in international currencies against the U.S. dollar negatively impacted international revenues by approximately $5.3 million during the quarter ended September 30, 2009. Excluding the impact of movements in international currencies, international sales grew by 13% compared to the quarter ended September 30, 2008. This international sales growth predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases, including the S8II flow generator, VPAP IV bilevel flow generator and masks.

Revenue from the sales of flow generators, including humidifiers, for the quarter ended September 30, 2009 totaled $140.6 million, an increase of 12% compared to the quarter ended September 30, 2008 of $125.5 million, including increases of 14% in North and Latin America and 10% elsewhere. Revenue from the sales of masks, motors and other accessories for the quarter ended September 30, 2009 totaled $106.4 million, an increase of 15% compared to the quarter ended September 30, 2008 of $92.4 million, including increases of 23% in North and Latin America and 3% elsewhere. Excluding the impact of favorable currency movements, international revenue increased by 15% and 8% for revenue of flow generators and masks, motors and other accessories, respectively for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the three months ended September 30, 2009 compared to the three months ended September 30, 2008:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	14%	10%	12%	15%	15%
Masks, motors and other accessories	23%	3%	15%	8%	17%
Total	19%	8%	13%	13%	16%
*	Constant currency numbers exclude the impact of movements in international currencies.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit increased for the quarter ended September 30, 2009 to $150.2 million from $127.1 million for the quarter ended September 30, 2008, an increase of $23.1 million or 18%. Gross profit as a percentage of net revenue for the quarter ended September 30, 2009 increased to 60.8% from 58.3% for the quarter ended September 30, 2008.

The increase in gross margins for the quarter ended September 30, 2009 is primarily due to cost savings attributable to manufacturing and supply chain improvements, a favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales and the depreciation of the Australian dollar against the U.S. dollar as the majority of our manufacturing labor and overhead is denominated in Australian dollars.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended September 30, 2009 to $76.8 million from $71.3 million for the quarter ended September 30, 2008, an increase of $5.4 million or 8%. Selling, general and administrative expenses, as a percentage of net revenue, were 31% for the quarter ended September 30, 2009 compared to 33% for the quarter ended September 30, 2008.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth, stock-based compensation costs and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also offset by the net appreciation of the U.S. dollar against international currencies, which reduced our expenditure by approximately $2.6 million for the three months ended September 30, 2009, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to continue at approximately 31%.

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2009 to $17.9 million from the $17.3 million for the three months ended September 30, 2008, an increase of $0.6 million or 4%. Research and development expenses, as a percentage of net revenue, were 7% for the three months ended September 30, 2009 compared to 8% for the three months ended September 30, 2008.

The increase in research and development expenses was primarily due to an increase in charges for consulting fees and an increase in clinical trials. The increase in research and development expenses was partly offset by the net depreciation of international currencies against the U.S. dollar, which lowered our expenses by approximately $1.0 million for the three months ended September 30, 2009, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue at approximately 7%.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2009 totaled $1.8 million, respectively, as compared to $1.9 million for the three months ended September 30, 2008, respectively. The decrease in amortization expense is mainly attributable to the appreciation of the U.S. dollar against the Euro as the majority of the acquired intangible assets are denominated in Euros.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Donations to Foundation

During the three months ended September 30, 2009 and 2008, we donated $1.0 million and $Nil, respectively, to the ResMed Foundation. The Foundation was established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing.

Other Income (Expense), Net

Other income for the three months ended September 30, 2009 was $5.2 million, compared to $2.2 million for the three months ended September 30, 2008. The increase in other income was predominately due to gains on foreign currency and hedging transactions during the three months ended September 30, 2009 compared to a loss on foreign currency and hedging transactions during the three months ended September 30, 2008.

Income Taxes

Our effective income tax rate of approximately 27.3% for the three months ended September 30, 2009 was lower than our effective income tax rate of approximately 27.6% for the three months ended September 30, 2008. The lower tax rate was primarily due to a change in the geographic mix of taxable income, including the impact of lower taxes associated with our new Singapore manufacturing operation. We continue to benefit from the Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income

As a result of the factors above, our net income for the three months ended September 30, 2009 was $42.1 million or $0.55 per diluted share compared to net income of $28.0 million or $0.36 per diluted share for the three months ended September 30, 2008, an increase of 50% and 53%, respectively, over the three months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009 and June 30, 2009, we had cash and cash equivalents of $477.8 million and $415.7 million, respectively. Working capital was $648.6 million and $584.2 million at September 30, 2009 and June 30, 2009, respectively.

Inventories at September 30, 2009 increased by $29.5 million or 20% to $175.1 million compared to September 30, 2008 inventories of $145.6 million. The percentage increase in inventories mainly reflects an increase in materials for new products and the impact of movements in foreign currency exchange rates, particularly the appreciation of the Australian dollar and Euro relative to the U.S. dollar.

Accounts receivable at September 30, 2009 were $208.8 million, an increase of $33.0 million or 19% over the September 30, 2008 accounts receivable balance of $175.8 million. Accounts receivable days outstanding of 77 days at September 30, 2009, increased by 2 days compared to the 75 days at September 30, 2008. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2009 and June 30, 2009 was 3.7% and 3.4%, respectively. To date we have not experienced any significant adverse decline in the credit quality of our customers and it remains broadly consistent with our past experience.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Details of contractual obligations at September 30, 2009 are as follows:

	Payments Due by Period
In $000’s	Total	Sep 30, 2010	Sep 30, 2011	Sep 30, 2012	Sep 30, 2013	Sep 30, 2014	Thereafter
Long-Term Debt	$163,389	$68,296	$95,093	$-	$-	$-	$-
Operating Leases	$37,536	12,352	9,572	4,571	2,709	2,346	5,986
Purchase Obligations	$107,036	106,659	362	15	-	-	-
Total Contractual Obligations (A)	$307,961	$187,307	$105,027	$4,586	$2,709	$2,346	$5,986

(A)	The liabilities related to unrecognized tax benefits are not included in the above contractual obligations because the timing cannot be reliably estimated.

Details of other commercial commitments as at September 30, 2009 are as follows:

	Amount of Commitment Expiration Per Period
In $000’s	Total	Sep 30, 2010	Sep 30, 2011	Sep 30, 2012	Sep 30, 2013	Sep 30, 2014	Thereafter
Standby Letters of Credit	$952	$902	$50	$-	$-	$-	$-
Guarantees*	$92,954	2,425	64,570	21,979	-	-	3,980
Other Commercial Commitments	$514	75	-	-	-	-	439
Total Commercial Commitments	$94,420	$3,402	$64,620	$21,979	$-	$-	$4,419

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

The Loan Agreement was modified in order that the revolving commitment remains at $65 million otherwise it would have been reduced to $55 million as of March 1, 2009. The Loan Agreement was also amended to modify certain financial covenants. The minimum fixed charge coverage ratio was revised to exclude capital expenditures related to construction of our new headquarters building. The requirement that ResMed Corp. and ResMed Motor Technologies Inc. maintain minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, was increased to $15 million. Finally, the requirement that we meet certain minimum liquidity levels was eliminated.

The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the revolving facility will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At September 30, 2009, there was $64.1 million outstanding under this revolving facility.

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

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a previous facility. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period.

Payments of principal must be made to reduce the total outstanding principal amount of Tranche A to EUR 15 million on December 31, 2009, and the entire outstanding principal amount must be repaid in full on June 8, 2011. At September 30, 2009, the Tranche A facility loan had an amount outstanding of EUR 27.5 million, equivalent to approximately U.S. dollars (“USD”) 40.3 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At September 30, 2009 there was USD 9.0 million outstanding under the Tranche B loan facility.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount was repaid in full during the three months ended June 30, 2009. At September 30, 2009, the Tranche C loan facility was no longer available.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At September 30, 2009, there were no amounts outstanding under either of these facilities.

On September 30, 2008, our wholly-owned Australian subsidiary, ResMed Limited, agreed to amend and restate the Syndicated Facility Agreement entered into on June 8, 2006. The amended and restated agreement (“First Amended and Restated Syndicated Facility Agreement”) with the Hong Kong and Shanghai Banking Corporation, Sydney Branch as financier and HSBC Bank Australia Limited as facility agent and security trustee, provided for an additional Tranche D term loan facility in the amount of USD 50 million.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

On September 30, 2009, ResMed Limited, agreed to amend and restate for a second time the Syndicated Facility Agreement. The second amended and restated agreement (“Second Amended and Restated Syndicated Facility Agreement”) provides for the extension of our Tranche D term loan facility in the amount of USD 50 million for an additional 12 month period and to increase the interest rate applicable to the Tranche D portion of the loan facility. The financier continues to have the right to assign part or all of its rights and/or obligations under the Second Amended and Restated Syndicated Facility Agreement to other financial institutions. The extended Tranche D loan facility bears interest at a rate equal to LIBOR for deposits denominated in USD, plus a margin of 2.25% or 2.50%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2010. At September 30, 2009 there was USD 50.0 million outstanding under the Tranche D loan facility.

The Syndicated Facility Agreement is secured by a pledge of one hundred percent of the shares of ResMed Inc.’s subsidiary, Saime SAS, pursuant to a pledge agreement. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Limited maintains certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the loan and any accrued, but unpaid, interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement. Events of default include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Limited and its subsidiaries, and if ResMed Inc. ceases to control ResMed Limited, ResMed Corp., ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited, Take Air Medical Handels-GmbH or ResMed Paris SAS (formerly Saime SAS).

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

Prepayment Facility

During the quarter ended September 30, 2009 ResMed EPN Limited, our wholly owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At September 30, 2009, there were no amounts outstanding under this facility.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations and our $13.7 million in undrawn facilities, which was available at September 30, 2009.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Common stock

On May 27, 2009, our Board of Directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 10.0 million shares of ResMed Inc. common stock. During the three months ended September 30, 2009, we repurchased 0.8 million shares at a cost of $35.7 million. At September 30, 2009, we have repurchased a total of 7.5 million shares at a cost of $244.3 million, of which 6.6 million shares were repurchased pursuant to the repurchase program approved on June 6, 2002 and 0.9 million were repurchased pursuant to the new repurchase program approved on May 27, 2009. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2009, there is a remaining 9.1 million shares that can be repurchased under the share repurchase program approved May 27, 2009.

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

(3) Valuation of Deferred Income Taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, the intrinsic value of stock options, our ability to deduct tax loss carry forwards against future taxable income, the effectiveness of our tax planning strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Principles and Estimates, Continued

(4) Valuation of Goodwill, Intangible and Other Long-Lived Assets. We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management’s estimate of an asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries.

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

(6) Revenue Recognition. Revenue on product sales is recorded at the time of shipment, at which time title and risk of loss transfers to the customer. Revenue on product sales, which require customer acceptance, is not recorded until acceptance is received. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized ratably over the life of the service contract. Revenue received in advance from rental unit contracts is initially deferred and recognized ratably over the life of the rental contract. Revenue from sale of marketing and distribution rights is initially deferred and recognized ratably as revenue over the life of the contract. Freight charges billed to customers are included in revenue. All freight-related expenses are charged to cost of sales. We do not recognize revenues to the extent that we offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims, nor do we recognize revenues if we offer variable sale prices for subsequent events or activities. As part of our sales processes we may provide upfront discounts for large orders, one-time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. The costs of all such programs are recorded as an adjustment to revenue. Our products are predominantly therapy-based equipment and require no installation. As such, we have no significant installation obligations.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recently Issued Accounting Pronouncements

In December 2007 and April 2009, the FASB revised the authoritative guidance on business combinations, which established principles and requirements for how the acquirer in a business combination recognizes and measures all assets and liabilities acquired in a transaction at their acquisition date fair value. The authoritative guidance also change the accounting treatment for specific transactions such as the recognition of contingent liabilities, the recognition of capitalized in-process research and development, restructuring costs, the treatment of acquisition related transaction costs and changes in the income tax valuation allowances. The guidance is effective for business combinations for which the acquisition date is on or after July 1, 2009, with early adoption prohibited. We have adopted this guidance on July 1, 2009 but the impact on our unaudited consolidated financial statements will depend on whether we engage in such activity, and also upon the nature, terms and size of the acquisitions we may consummate after the effective date.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities, which requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance is effective for fiscal years and interim periods within those years, beginning after November 15, 2008. The adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements.

In May 2009, the FASB issued authoritative guidance on subsequent events, which provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued. In addition, the guidance requires a reporting entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements are issued or the date the financial statements are available to be issued. The guidance is effective for interim and annual periods ending after June 15, 2009. We have adopted the guidance and have included the required additional disclosures.

In June 2009, the FASB established that the “FASB Accounting Standards Codification” (“Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related accounting literature. Thereby, only one level of authoritative U.S. GAAP will exist, and all other literature will be considered non-authoritative. The Codification does not change US GAAP. The Codification becomes effective for interim and annual periods on or after September 15, 2009. The Codification is effective for the Company on July 1, 2009 and the adoption did not have a material impact on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information in U.S. dollar equivalents on our significant foreign-currency-denominated financial assets and liabilities at September 30, 2009 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar (AUD)	US Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)	Singapore Dollar (SGD)	New Zealand Dollar (NZD)	Swedish Krona (SEK)	Swiss Franc (CHF)	Norwegian Kroner (NOK)
AUD Functional
Currency Entities:
Assets	-	87,103	63,355	7,256	-	1,147	685	656	672	202
Liability	-	(85,713)	(46,856)	(191)	(64)	(85)	(351)	-	(20)	(122)
Net Total	-	1,390	16,499	7,065	(64)	1,062	334	656	652	80
USD Functional
Currency Entities:
Assets	-	-	-	-	7,117	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-	-
Net Total	-	-	-	-	7,117	-	-	-	-	-
EURO Functional
Currency Entities:
Assets	-	1	-		-	-	-	-	-	-
Liability	-	(72)	-	(6,516)	-	-	-	-	(880)	(110)
Net Total	-	(71)	-	(6,516)	-	-	-	-	(880)	(110)
GBP Functional
Currency Entities:
Assets	-	421	3,061	-	-	-	-	-	-	-
Liability	-	-	(5,381)	-	-	-	-	-	(14)	(28)
Net Total	-	421	(2,320)	-	-	-	-	-	(14)	(28)
SGD Functional
Currency Entities:
Assets	407	6,593	3,337	878	-	-	-	291	476	249
Liability	(1,172)	(17,264)	-	-	-	-	-	-	-	-
Net Total	(765)	(10,671)	3,337	878	-	-	-	291	476	249

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency hedges held at September 30, 2009. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)
Foreign Exchange Call Options	FY 2010	FY 2011	FY 2012	Total	Sep 30, 2009	Jun 30, 2009
Receive AUD/Pay USD
Option amount	$69,000	$77,500	$2,500	$149,000	$8,618	$5,903
Ave. contractual exchange rate	AUD 1 = USD 0.8149	AUD 1 = USD 0.8264	AUD 1 = USD 0.9000	AUD 1 = USD 0.8222
Receive AUD/Pay Euro
Option amount	$38,056	$65,135	$8,782	$111,973	$4,032	$1,894
Ave. contractual exchange rate	AUD 1 = Euro 0.5712	AUD 1 = Euro 0.5871	AUD 1 = Euro 0.5983	AUD 1 = Euro 0.5825
Receive AUD/Pay GBP
Option Amount	$1,201	-	-	$1,201	$81	$18
Ave. contractual exchange rate	AUD 1 = GBP 0.5120	-	-	AUD 1 = GBP 0.5120

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, investment securities and debt. At September 30, 2009, we maintained cash and cash equivalents of $477.8 million containing financial instruments that have original maturities of less than 90 days. These financial instruments principally comprised of bank term deposits and at call accounts and are invested at both short term fixed interest rates and variable interest rates. At September 30, 2009, we had total long-term debt, including the current portion of those obligations, of $163.4 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2009, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

Credit Market Risk

At September 30, 2009, we held a number of investment securities in AAA rated auction securities with UBS which had various maturities between July 2039 and November 2047. During November 2008, we accepted an offer that gave us a right to sell our investment securities back to UBS at full par value after June 29, 2010. However, in the event we need to access the funds invested in these auction rate securities prior to June 29, 2010 we may not be able to liquidate these securities at the par value. We believe the current lack of liquidity of these investments is temporary and have therefore recorded the excess of the carrying value over the fair value to comprehensive income within stockholders equity. Additionally, based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

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

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At September 30, 2009, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended September 30, 2009:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 – July 31, 2009	-	-	-	-
August 1 – August 31, 2009	15,000	45.01	15,000	9,905,982
September 1 – September 30, 2009	773,800	45.24	773,800	9,132,182
Total	788,800	45.24	7,490,725	9,132,182

(1)

On May 27, 2009, the Board of Directors authorized us to repurchase up to 10.0 million shares of our outstanding common stock. There is no expiration date for this program. For the three months ended September 30, 2009 and 2008, we repurchased 788,800 and 652,600 shares at a cost of $35.7 million and $24.1 million, respectively. Since the inception of the share buyback program, we have repurchased 6,622,907 shares before May 27, 2009 and 867,818 shares after that date at a total cost of $244.3 million.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc. (1)
3.2	Fourth Amended and Restated Bylaws of ResMed Inc. (2)
10.1	Second Amendment and Restatement Deed, dated as of September 30, 2009, by and between ResMed Limited; The Hong Kong and Shanghai Banking Corporation, Sydney Branch; and HSBC Bank Australia Limited (3)
10.2	Second US Guarantee Consent Deed, dated as of September 29, 2009, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited. (4)
10.3

Second International Guarantee Consent Deed, dated as of September 30, 2009, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. (5)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on December 14, 2007.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on October 1, 2009.

(4)	Incorporated by reference to Exhibit 10.2 to the Registrants’ Current Report on Form 8-K filed on October 1, 2009.

(5)	Incorporated by reference to Exhibit 10.3 to the Registrants’ Current Report on Form 8-K filed on October 1, 2009.

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2009

ResMed Inc.

/s/ KIERAN T. GALLAHUE

Kieran T. Gallahue
Chief Executive Officer (Principal Executive Officer)

/s/ BRETT A. SANDERCOCK

Brett A. Sandercock
Chief Financial Officer (Principal Financial Officer)