Form 10-Q
period 2009-12-31
RESMED INC
filed 2010-02-05
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

At January 27, 2010, there were 75,150,154 shares of Common Stock ($0.04 par value) outstanding. This number excludes 8,176,868 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION	Item 1

Item 1.	Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2009	June 30, 2009
ASSETS
Current assets
Cash and cash equivalents	$451,431	$415,650
Accounts receivable, net	208,947	212,096
Inventories, net (note 4)	182,870	157,431
Deferred income taxes	45,110	44,368
Income taxes receivable	6,762	2,067
Prepaid expenses and other current assets	28,767	21,672
Investment securities (note 3)	3,746	-

Total current assets	927,633	853,284

Non-current assets
Property, plant and equipment, net (note 6)	403,208	377,613
Goodwill (note 7)	225,094	213,169
Other intangibles, net (note 8)	39,486	35,023
Deferred income taxes	20,166	19,364
Other assets	5,663	5,261
Investment securities (note 3)	-	4,254

Total non-current assets	693,617	654,684

Total assets	$1,621,250	$1,507,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$46,617	$48,293
Accrued expenses	81,548	67,018
Deferred revenue	31,954	28,881
Income taxes payable	27,005	56,972
Deferred income taxes	2,970	391
Current portion of long-term debt (note 9)	50,525	67,545

Total current liabilities	240,619	269,100

Non-current liabilities
Deferred income taxes	10,363	11,137
Deferred revenue	14,496	15,238
Long-term debt (note 9)	94,599	94,191
Income taxes payable	3,654	3,110

Total non-current liabilities	123,112	123,676

Total liabilities	363,731	392,776

Commitments and contingencies (note 12)	-	-
Stockholders’ equity
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued

Common stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 75,204,449 at December 31, 2009 and 75,251,209 at June 30, 2009 (excluding 8,096,968 and 6,701,925 shares held as treasury stock, respectively)	301	301
Additional paid-in capital	580,099	522,982
Retained earnings	782,876	694,791
Treasury stock, at cost	(274,488)	(208,659)
Accumulated other comprehensive income (note 5)	168,731	105,777

Total stockholders’ equity	1,257,519	1,115,192

Total liabilities and stockholders’ equity	$1,621,250	$1,507,968

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Net revenues	$275,134	$222,980	$522,126	$440,911
Cost of sales	110,929	91,955	207,743	182,759

Gross profit	164,205	131,025	314,383	258,152

Operating expenses:
Selling, general and administrative	84,094	70,086	160,850	141,424
Research and development	19,059	14,915	36,973	32,208
Amortization of acquired intangible assets	2,130	1,694	3,975	3,627
Donation to Foundation	1,000	1,000	2,000	1,000

Total operating expenses	106,283	87,695	203,798	178,259

Income from operations	57,922	43,330	110,585	79,893

Other income, net:
Interest income, net	3,166	2,666	5,290	5,898
Other, net	2,009	985	5,127	(83)

Total other income, net	5,175	3,651	10,417	5,815

Income before income taxes	63,097	46,981	121,002	85,708
Income taxes	17,114	13,128	32,917	23,829

Net income	$45,983	$33,853	$88,085	$61,879

Basic earnings per share	$0.61	$0.45	$1.17	$0.82
Diluted earnings per share (note 2-j)	$0.60	$0.44	$1.15	$0.80

Basic shares outstanding (000’s)	75,123	75,742	75,272	75,678
Diluted shares outstanding (000’s)	77,034	77,358	76,874	77,269

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Six Months Ended December 31,
	2009	2008

Cash flows from operating activities:
Net income	$88,085	$61,879

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,693	26,019
Stock-based compensation costs	13,812	12,422
Amortization of deferred borrowing costs	281	110
Provision for product warranties	2,496	1,010
Foreign currency revaluation	(5,273)	20,147
Write-down of cost-method investments	250	1,105
Tax benefit from stock option exercises	(5,163)	(1,440)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,657	(11,139)
Inventories, net	(19,468)	(7,012)
Prepaid expenses, net deferred income taxes and other current assets	(5,501)	(85)
Accounts payable, accrued expenses and other liabilities	(29,160)	21,383

Net cash provided by operating activities	75,709	124,399

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,593)	(61,861)
Capitalized interest	-	(1,201)
Patent registration costs	(2,585)	(2,268)
Proceeds from sale of maturing investment securities	1,000	-
Business acquisitions, net of cash acquired of $1,260 ($Nil in 2008)	(10,660)	(322)
Purchases of cost-method investments	-	(899)
Proceeds from disposal of business assets and contracts	-	1,441
Purchases of foreign currency options	(1,086)	(710)
Proceeds from exercise of foreign currency options	7,319	814

Net cash used in investing activities	(34,605)	(65,006)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	38,509	12,739
Proceeds from borrowings	-	71,000
Tax benefit from stock option exercises	5,163	1,440
Purchases of treasury stock	(65,829)	(28,977)
Repayment of borrowings	(18,263)	(37,912)

Net cash (used in)/provided by financing activities	(40,420)	18,290

Effect of exchange rate changes on cash	35,097	(78,276)

Net increase/(decrease) in cash and cash equivalents	35,781	(593)
Cash and cash equivalents at beginning of period	415,650	321,078

Cash and cash equivalents at end of period	$451,431	$320,485

Supplemental disclosure of cash flow information:
Income taxes paid/(received)	$70,059	($148)
Interest paid	$1,101	$2,675

Fair value of assets acquired in acquisitions, excluding cash	$7,937	$-
Liabilities assumed	(3,377)	-
Goodwill on acquisition	8,183	322
Fair value of contingent consideration	(2,083)	-
Cash paid for acquisitions	$10,660	$322

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

The condensed consolidated financial statements for the three and six months ended December 31, 2009 and 2008 are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2009.

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

Cash equivalents include certificates of deposit and other highly liquid investments and are stated at cost, which approximates market. Investments with maturities of 90 days or less are considered to be cash equivalents for purposes of the condensed consolidated statements of cash flows.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three and six months ended December 31, 2009, we did not capitalize interest relating to such construction costs. During the three and six months ended December 31, 2008, we capitalized interest of $0.6 and $1.2 million, respectively.

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

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and restricted stock units.

The weighted average shares used to calculate basic earnings per share were 75,123,000 and 75,742,000 for the three months ended December 31, 2009 and 2008, respectively, and were 75,272,000 and 75,678,000 for the six months ended December 31, 2009 and 2008, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 1,911,000 and 1,616,000 for the three months ended December 31, 2009 and 2008, respectively, and 1,602,000 and 1,591,000 for the six months ended December 31, 2009 and 2008, respectively.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(j)	Earnings Per Share (continued)

Stock options and restricted stock units of 1,247,000 and 8,176,000 for the three months ended December 31, 2009 and 2008, respectively, and stock options and restricted stock units of 2,372,000 and 14,016,000 for the six months ended December 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options or issuing the restricted stock units would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended December 31, 2009 and 2008 and the six months ended December 31, 2009 and 2008 are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Numerator:
Net income, used in calculating diluted earnings per share	$45,983	$33,853	$88,085	$61,879
Denominator:
Basic weighted-average common shares outstanding	75,123	75,742	75,272	75,678
Effect of dilutive securities:
Stock options	1,911	1,616	1,602	1,591
Diluted weighted average shares	77,034	77,358	76,874	77,269
Basic earnings per share	$0.61	$0.45	$1.17	$0.82
Diluted earnings per share	$0.60	$0.44	$1.15	$0.80

(k)	Financial Instruments

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

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at December 31, 2009 and June 30, 2009 was $12.3 million and $7.8 million, respectively, which represents the positive fair value of foreign currency derivatives held. These values are included in the current and non-current balances of other assets on the condensed consolidated balance sheets.

We held foreign currency derivatives with notional amounts totaling $221.9 million and $191.7 million at December 31, 2009 and June 30, 2009, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to December 31, 2012.

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

At December 31, 2009 and June 30, 2009, the investments in debt securities are classified on the accompanying condensed consolidated balance sheet as investment securities.

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

Changes in the liability for product warranty for the six months ended December 31, 2009 are as follows (in thousands):

Balance at July 1, 2009	$8,295

Warranty accruals for the six months ended December 31, 2009	7,634

Warranty costs incurred for the six months ended December 31, 2009	(5,138)

Foreign currency translation adjustments	829

Balance at December 31, 2009	$11,620

(p)	Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

(q)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at December 31, 2009 and June 30, 2009 was $2.0 million and $2.2 million, respectively. We review the carrying value of these investments at each balance sheet date. During the three and six months ended December 31, 2009, we recognized $Nil and $0.3 million, respectively, of impairment losses related to one of our investments. This was based on the determination that the impairment was other-than temporary. The written down investment related to a privately held service company. The expense associated with this impairment has been included in the other income (expense) line within the condensed consolidated statements of income. We have determined, subsequent to the impairment charge, that the carrying value of our remaining cost method investments do not exceed their estimated fair values.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-Based Employee Compensation

We have granted stock options and restricted stock units to personnel, including officers and directors, under the ResMed Inc. 2009 Incentive Award Plan (the “2009 Plan”), the 2006 Incentive Award Plan, as amended (the “2006 Plan”) and the Amended and Restated ResMed Inc. 2006 Incentive Award Plan (the “2006 Amended Plan”). These options and restricted stock units have expiration dates of seven years from the date of grant and vest over one or four years. We granted the options with the exercise price equal to the market value as determined at the date of grant. We have also offered to our personnel, including officers and directors, the right to purchase shares of our common stock at a discount under the ResMed Inc. 2009 Employee Stock Purchase Plan (the “ESPP”).

We measure the compensation expense of all stock-based awards at fair value on the date of grant and recognize the compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, using the straight-line method for stock-based awards. The fair value of restricted stock units is equal to the market value as determined at the date of grant.

The fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP is estimated on the date of the grant using the Black-Scholes valuation model, assuming no dividends and the following assumptions:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Stock options:
Weighted average grant date fair value	$16.14	$10.54	$16.04	$10.54 - $11.04
Weighted average risk-free interest rate	2.2%	1.8%	2.2%	1.8 - 3.1%
Expected option life in years	4.1 - 5.0	4.0 - 4.8	4.0 - 5.0	4.0 - 4.8
Expected volatility	32 - 33%	34 - 38%	32 - 40%	27 - 38%

ESPP purchase rights:
Weighted average risk-free interest rate	0.3%	5.0%	0.2%	5.0%
Expected option life in years	6 months	6 months	6 months	6 months
Expected volatility	23 - 55%	30%	23 - 55%	30%

PART I - FINANCIAL INFORMATION	Item 1

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

The estimated fair value of investment securities as of December 31, 2009 and June 30, 2009 are $3.7 million and $4.3 million, respectively. These investments are diversified among high credit quality investment grade securities in accordance with our investment policy. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

At December 31, 2009, our investment securities were held in AAA rated auction securities with various maturities between July 2039 and November 2047. These investments had regular roll-over or auction dates at which time the interest rates were re-set or the investments were redeemed for cash. During the six months ended December 31, 2009, one of the investment securities was redeemed at par value by the issuer and we received consideration of $1.0 million. During the six months ended December 31, 2009, there were no auctions with respect to the remaining investment securities due to the current liquidity issues surrounding the domestic and global capital markets. We continue to earn interest on these investments in accordance with the contract until the next auction occurs. During November 2008, we accepted an offer from UBS that gave us a right to sell our investment securities back to UBS at full par value after June 29, 2010. At December 31, 2009, we have classified the investment securities as a current asset (non-current asset at June 30, 2009) as we expect to receive the cash relating to this investment within the next 12 months. However, in the event we need to access the funds invested in these auction rate securities prior to June 29, 2010, we may not be able to liquidate these securities at the par value. We also believe the current lack of liquidity of these investments is temporary and have therefore recorded the excess of the carrying value over the fair value of $0.3 million to comprehensive income within stockholders’ equity. Additionally, based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4)	Inventories

Inventories were comprised of the following at December 31, 2009 and June 30, 2009 (in thousands):

	December 31, 2009	June 30, 2009
Raw materials	$69,704	$53,392
Work in progress	1,529	2,500
Finished goods	111,637	101,539
Inventories, net	$182,870	$157,431

(5)	Comprehensive Income/(Loss)

The components of comprehensive income/(loss), net of tax, were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net income	$45,983	$33,853	$88,085	$61,879
Foreign currency translation gains/(losses)	3,356	(52,627)	62,444	(181,605)
Unrealized gain/(loss) on investment securities	486	(415)	510	(570)
Comprehensive income/(loss)	$49,825	($19,189)	$151,039	($120,296)

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(6)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of December 31, 2009 and June 30, 2009 (in thousands):

	December 31, 2009	June 30, 2009
Machinery and equipment	$107,568	$88,146
Computer equipment	99,552	90,243
Furniture and fixtures	33,481	33,297
Vehicles	2,740	2,661
Clinical, demonstration and rental equipment	69,797	63,227
Leasehold improvements	20,091	19,404
Land	60,040	56,224
Buildings	249,427	232,530

	642,696	585,732
Accumulated depreciation and amortization	(239,488)	(208,119)
Property, Plant and Equipment, net	$403,208	$377,613

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(7)	Goodwill

Changes in the carrying amount of goodwill for the six months ended December 31, 2009 were as follows (in thousands):

Balance at July 1, 2009	$213,169

Goodwill on acquisition of Laboratories Narval SA	8,183

Foreign currency translation adjustments	3,742

Balance at December 31, 2009	$225,094

On October 1, 2009 we acquired 100% of the outstanding shares of Laboratoires Narval SA. Based in France, Laboratoires Narval manufactures and distributes a mandibular repositioning device (“MRD”) that offers a solution to patients for snoring and obstructive sleep apnea (“OSA”), especially for those with mild OSA. With this acquisition, we add another therapy to supplement our existing positive airway pressure-based solutions, providing a broader offering for this patient group. The total purchase price was EUR 8 million in cash with potential contingent consideration cash payments of EUR 2 million based on the achievement of certain revenue milestones. In relation to the potential contingent consideration we have recognized a liability of EUR 1.4 million, which is based on the expectation that 70% of the revenue milestones will be achieved. The acquisition is not considered a material business combination. The acquisition of Laboratoires Narval has been accounted for using purchase accounting and is included in our consolidated financial statements from October 1, 2009. We have not incurred any material acquisition related costs in connection with the acquisition of Laboratoires Narval.

(8)	Other Intangible Assets

Other intangible assets are comprised of the following as of December 31, 2009 and June 30, 2009 (in thousands):

	December 31, 2009	June 30, 2009
Developed/core product technology	$41,093	$34,388
Accumulated amortization	(23,300)	(20,215)
Developed/core product technology, net	17,793	14,173
Trade names	2,508	2,200
Accumulated amortization	(1,320)	(1,103)
Trade names, net	1,188	1,097
Customer relationships	16,043	15,560
Accumulated amortization	(8,618)	(7,363)
Customer relationships, net	7,425	8,197
Patents	37,704	31,830
Accumulated amortization	(24,624)	(20,274)
Patents, net	13,080	11,556
Other intangibles, net	$39,486	$35,023

Intangible assets consist of patents, customer relationships, trade names and developed/core product technology and are amortized over the estimated useful life of the assets, generally between three and nine years. There are no expected residual values related to these intangible assets.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Long-Term Debt

Long-term debt at December 31, 2009 and June 30, 2009 consists of the following (in thousands):

	December 31, 2009	June 30, 2009
Current portion of long-term debt	$50,525	$67,545
Non-current portion of long-term debt	$94,599	$94,191
Total Long Term Debt	$145,124	$161,736

Revolving Facility

On February 27, 2009, ResMed Inc., and our wholly-owned subsidiaries, ResMed Corp., ResMed EAP Holdings Inc. and ResMed Motor Technologies Inc., entered into a Third Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. (the “Loan Agreement”).

The Loan Agreement was modified in order that the revolving commitment remains at $65 million, otherwise it would have been reduced to $55 million as of March 1, 2009. The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the revolving facility will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At December 31, 2009, there was $64.1 million outstanding under this revolving facility.

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

The entire principal amount of the revolving facility and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related amendments or a 35% or more change in control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc. or ResMed EAP Holdings Inc. At December 31, 2009, we were in compliance with our debt covenants.

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

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a previous facility. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. The total outstanding principal amount of Tranche A must be repaid in full on June 8, 2011. At December 31, 2009, the Tranche A facility loan had an amount outstanding of EUR 15 million, equivalent to approximately U.S. dollars (“USD”) 21.5 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At December 31, 2009 there was USD 9.0 million outstanding under the Tranche B loan facility.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount was repaid in full during the three months ended June 30, 2009. At December 31, 2009, the Tranche C loan facility was no longer available.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At December 31, 2009, there were no amounts outstanding under either of these facilities.

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

On September 30, 2009, ResMed Limited, agreed to amend and restate for a second time the Syndicated Facility Agreement. The second amended and restated agreement (“Second Amended and Restated Syndicated Facility Agreement”) provides for the extension of our Tranche D term loan facility in the amount of USD 50 million for an additional 12 month period and to increase the interest rate applicable to the Tranche D portion of the loan facility. The financier continues to have the right to assign part or all of its rights and/or obligations under the Second Amended and Restated Syndicated Facility Agreement to other financial institutions. The extended Tranche D loan facility bears interest at a rate equal to LIBOR for deposits denominated in USD, plus a margin of 2.25% or 2.50%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2010. At December 31, 2009 there was USD 50.0 million outstanding under the Tranche D loan facility.

The Syndicated Facility Agreement is secured by a pledge of one hundred percent of the shares of ResMed Inc.’s subsidiary, ResMed Paris SAS (formerly Saime SAS), pursuant to a pledge agreement. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Limited maintains certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the loan and any accrued, but unpaid, interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement. Events of default include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Limited and its subsidiaries, and if ResMed Inc. ceases to control ResMed Limited, ResMed Corp., ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited, Take Air Medical Handels-GmbH or ResMed Paris SAS.

The obligations of ResMed Limited under the loan facility are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At December 31, 2009, we were in compliance with our debt covenants.

Prepayment Facility

During the quarter ended September 30, 2009, ResMed EPN Limited, our wholly-owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At December 31, 2009, there were no amounts outstanding under this facility.

Details of contractual debt maturities at December 31, 2009 are as follows (in thousands):

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt	$145,124	$50,525	$94,599	$-	$-	$-	$-

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Stockholders’ Equity

Common Stock. On May 27, 2009, our Board of Directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 10.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program cancels and replaces our previous share repurchase program previously authorized on June 6, 2002 for 8.0 million shares and pursuant to which we had repurchased 6,622,907 shares. The new program authorizes us to purchase shares in addition to the shares we repurchased under our previous program. There is no expiration date for this program. All share repurchases after May 29, 2009 have been executed in accordance with this program.

During the three and six months ended December 31, 2009, we repurchased 0.6 million and 1.4 million shares, respectively, at a cost of $30.1 million and $65.8 million, respectively. At December 31, 2009, we have repurchased a total of 8.1 million shares at a cost of $274.5 million, of which 6.6 million shares were repurchased pursuant to the repurchase program approved on June 6, 2002 and 1.5 million were repurchased pursuant to the new repurchase program approved on May 27, 2009. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2009, there is a remaining 8.5 million shares that can be repurchased under the approved repurchase program.

Preferred Stock. In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at December 31, 2009.

Stock Options and Restricted Stock Units. We have granted stock options and restricted stock units (“RSUs”) to personnel, including officers and directors, in accordance with the 2006 Plan, the 2006 Amended Plan and the 2009 Plan, which was approved at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009. These options and RSUs have expiration dates of seven years from the date of grant and vest over one or four years. We have granted the options with an exercise price equal to the market value as determined at the date of grant.

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 11,460,825. The number of securities remaining available for future issuance under the 2009 Plan at December 31, 2009 is 3,549,374. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) two and four tenths (2.4) shares, an increase from two and one tenth (2.1) shares, for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 1,500,000 shares of our common stock (except in a participant’s initial year of hiring up to 2,250,000 shares of our common stock may be granted).

At December 31, 2009, there was $61.6 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.9 years. The aggregate intrinsic value of the options outstanding and the options exercisable at December 31, 2009 was $158.9 million and $101.5 million, respectively. The aggregate intrinsic value of the options exercised during the three months and six months ended December 31, 2009 was $14.5 million and $24.0 million, respectively.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Stockholders’ Equity, Continued

The following table summarizes option activity during the six months ended December 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at beginning of period	10,799,302	$34.82	4.50
Granted	532,850	50.39
Exercised	(1,266,017)	28.78
Forfeited	(97,000)	42.43
Outstanding at end of period	9,969,135	$36.33	4.90
Exercise price range of granted options	$40.39 - $51.08
Options exercisable at end of period	5,632,072	$34.25

The following table summarizes RSU activity during the six months ended December 31, 2009:

	Restricted Stock Units	Weighted Average Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	-	$-	-
Granted	338,663	51.08
Outstanding at end of period	338,663	$51.08	2.49

Employee Stock Purchase Plan. The ResMed Inc. 2009 Employee Stock Purchase Plan (“the ESPP”) was approved at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009, as an amendment to the previously approved employee stock purchase plan. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. As part of the approval of the ESPP at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009, the number of shares of our common stock available for grant under the ESPP increased by 600,000 shares, from 500,000 shares to 1,100,000 shares. The number of securities remaining available for future issuance under the ESPP at December 31, 2009 is 627,766.

During the three and six months ended December 31, 2009, we issued 75,000 shares to our employees and we recognized $0.4 million and $0.8 million, respectively, of stock-based compensation expense associated with the ESPP.

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

•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market.

The following table summarizes our financial assets and liabilities using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$451,431	$-	$-	$451,431
Investment securities	-	3,746	-	3,746
Cost-method investments	-	-	1,973	1,973
Foreign currency options	-	12,259	-	12,259
	$451,431	$16,005	$1,973	$496,409

We determine the fair value of our financial assets as follows:

Cash and cash equivalents – The valuation used for our cash and other money market funds are derived from quoted market prices due to their short term nature and there is an active market for these financial instruments.

Investment securities – These securities represent our auction rate securities as described in Note 3. At December 31, 2009, we had investments totaling $4.0 million at par value with an estimated fair value of $3.7 million. The value of these securities are calculated by third party valuation models based on observable market prices and inputs including future cash flows, yields and spreads.

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

The following table shows a reconciliation of the changes in the six months ended December 31, 2009 for fair value measurements using significant unobservable inputs (thousands):

Cost-Method Investments
Balance at July 1, 2009	$2,201
Impairment of cost-method investment	(250)
Foreign currency translation	22
Balance at December 31, 2009	$1,973

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(12)	Legal Actions and Contingencies

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

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(13)	Derivative Instruments and Hedging Activities, Continued

We held foreign currency instruments with notional amounts totaling $221.9 million and $191.7 million at December 31, 2009 and June 30, 2009, respectively, to hedge foreign currency fluctuations. These foreign currency instruments mature at various dates prior to December 31, 2012. The fair value and effect of derivative instruments on our condensed consolidated financial statements were as follows:

	Asset Derivatives	December 31, 2009		Gain/(loss) recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Location of gain/ (loss) recognized in Income on Derivative	Six Months Ended December 31, 2009
Foreign Exchange Contracts	Other Assets	$12,259	Other Income/(Expense)	$9,803

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at December 31, 2009 and June 30, 2009 was $12.3 million and $7.8 million, respectively, which represents the positive fair value of our foreign currency derivatives. These values are included in the current and non-current balances of other assets on the condensed consolidated balance sheets.

(14)	Subsequent Events

We have evaluated any events or transactions occurring after December 31, 2009, the balance sheet date, through February 5, 2009, the date that consolidated financial statements were issued, and noted that there have been no such events or transactions which would impact our consolidated financial statements for the three and six months ended December 31, 2009.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and six months ended December 31, 2009. Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. MD&A is provided as a supplement to, and should be read in conjunction with selected financial data and condensed consolidated financial statements and notes, included herein.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three and six months ended December 31, 2009 we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. We are taking steps to increase awareness of the health dangers of sleep-disordered breathing by sponsoring educational programs targeted at healthcare professionals, particularly the primary care physician community. These efforts should further increase awareness of both doctors and patients about the relationship between sleep-disordered breathing, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. They should also support our efforts to inform the community of the dangers of sleep apnea for occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During the three and six months ended December 31, 2009 we invested $19.1 million and $37.0 million respectively, on research and development activities. Since the development of Continuous Positive Airway Pressure (“CPAP”), we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We have recently introduced the ApneaLink™ Plus, our type 3 device for home sleep testing, the Swift™ FX mask in Europe and the Mirage™ SoftGel mask in the Americas.

During the quarter ended December 31, 2009, our net revenue increased by 23% when compared to the quarter ended December 31, 2008. Gross margin was 60% for the quarter ended December 31, 2009 compared to 59% for the quarter ended December 31, 2008. Diluted earnings per share for the quarter ended December 31, 2009 increased to $0.60 per share, up from $0.44 per share in the quarter ended December 31, 2008.

At December 31, 2009, our cash and cash equivalents totaled $451.4 million, our total assets were $1.6 billion and our stockholders’ equity was $1.3 billion.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended December 31, 2009 to $275.1 million compared to $223.0 million for the three months ended December 31, 2008, an increase of $52.2 million or 23%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $13.3 million during the three months ended December 31, 2009. Excluding the impact of favorable foreign currency movements, net revenue for the three months ended December 31, 2009 increased by 17% compared to the three months ended December 31, 2008.

Net revenue in North and Latin America increased for the three months ended December 31, 2009 to $148.0 million from $123.1 million for the three months ended December 31, 2008, an increase of 20%. We believe this growth has been generated by increased public and physician awareness of sleep-disordered breathing and growth generated from our recent product releases including the S8II flow generator, VPAP IV bilevel flow generator and masks. Net international revenue, which includes all markets outside North and Latin America, for the three months ended December 31, 2009 increased to $127.1 million from $99.9 million, compared to the three months, ended December 31, 2008, an increase of 27%. Movements in international currencies against the U.S. dollar positively impacted international revenues by approximately $13.3 million during the three months ended December 31, 2009. Excluding the impact of movements in international currencies, international sales grew by 14% compared to the three months ended December 31, 2008. We believe this international sales growth predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases, including the S8II flow generator, VPAP IV bilevel flow generator and masks.

Revenue from the sales of flow generators, including humidifiers, for the three months ended December 31, 2009 totaled $162.1 million, an increase of 29% compared to the three months ended December 31, 2008 of $126.2 million, including increases of 24% in North and Latin America and 32% elsewhere. Revenue from the sales of masks, motors and other accessories for the three months ended December 31, 2009 totaled $113.0 million, an increase of 17% compared to the three months ended December 31, 2008 of $96.8 million, including increases of 16% in North and Latin America and 18% internationally. Excluding the impact of favorable currency movements, international revenue increased by 17% and 8% for revenue from flow generators and masks, motors and other accessories, respectively for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the three months ended December 31, 2009 compared to the three months ended December 31, 2008:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency) *
Flow generators	24%	32%	29%	17%	21%
Masks, motors and other accessories	16%	18%	17%	8%	13%
Total	20%	27%	23%	14%	17%
*	Constant currency numbers exclude the impact of movements in international currencies.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, continued

Net revenue for the six months ended December 31, 2009, increased to $522.1 million or 18% as compared to $440.9 million for the six months ended December 31, 2008. For the six months ended December 31, 2009, revenue from sales of flow generators increased by 20% compared to the six months ended December 31, 2008, comprising a 20% increase in North and Latin America and a 21% increase internationally. Revenue from sales of mask systems, motors and other accessories increased by 16 comprising a 19% increase in North and Latin America and a 10% increase internationally, for the six months ended December 31, 2009 compared to the six months ended December 31, 2008. Movement in international currencies against the U.S. dollar positively impacted net revenue by approximately $8.0 million during the six months ended December 31, 2009. Excluding the impact of favorable currency movements, total revenue for the six months ended December 31, 2009 increased by 17% compared to the six months ended December 31, 2008. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, and strong sales from our new products.

The following table summarizes the percentage movements in our net revenue for the six months ended December 31, 2009 compared to the six months ended December 31, 2008:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency) *
Flow generators	20%	21%	20%	16%	18%
Masks, motors and other accessories	19%	10%	16%	8%	15%
Total	19%	17%	18%	13%	17%
*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended December 31, 2009 to $164.2 million from $131.0 million for the three months ended December 31, 2008, an increase of $33.2 million or 25%. Gross profit as a percentage of net revenue for the three months ended December 31, 2009 increased to 59.7% from 58.8% for the three months ended December 31, 2008.

Gross profit increased for the six months ended December 31, 2009 to $314.4 million from $258.2 million for the six months ended December 31, 2008, an increase of $56.2 million or 22%. Gross profit as a percentage of net revenue for the six months ended December 31, 2009 was 60.2% compared to 58.5% for the six months ended December 31, 2008.

The increase in gross margins for the three and six months ended December 31, 2009 is primarily due to cost savings attributable to manufacturing and supply chain improvements and the depreciation of the Australian dollar against the U.S. dollar, as the majority of our manufacturing labor and overhead is denominated in Australian dollars.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2009 to $84.1 million from $70.1 million for the three months ended December 31, 2008, an increase of $14.0 million or 20%. Selling, general and administrative expenses, as a percentage of net revenue, were 30.6% for the three months ended December 31, 2009 compared to 31.4% for the three months ended December 31, 2008.

Selling, general and administrative expenses increased for the six months ended December 31, 2009 to $160.9 million from $141.4 million for the six months ended December 31, 2008, an increase of $19.4 million or 14%. Selling, general and administrative expenses, as a percentage of net revenue, were 30.8% for the six months ended December 31, 2009 compared to 32.1% for the six months ended December 31, 2008.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth, stock-based compensation costs and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also impacted by the net depreciation of the U.S. dollar against international currencies, which increased our expenditure by approximately $7.0 million and $4.4 million for the three and six months ended December 31, 2009, respectively, as reported in U.S. dollars. We expect our future selling, general and administrative expenses to be between 30% and 31% of net revenue.

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2009 to $19.1 million from the $14.9 million for the three months ended December 31, 2008, an increase of $4.1 million or 28%. Research and development expenses, as a percentage of net revenue, were 6.9% for the three months ended December 31, 2009 compared to 6.7% for the three months ended December 31, 2008.

Research and development expenses increased for the six months ended December 31, 2009 to $37.0 million from $32.2 million for the six months ended December 31, 2008, an increase of $4.8 million or 15%. Research and development expenses, as a percentage of net revenue, were 7.0%, for the six months ended December 31, 2009 compared to 7.3% for the six months ended December 31, 2008.

The increase in research and development expenses was primarily due to an increase in charges for consulting fees and an increase in clinical trials, but was also impacted by the net depreciation of the U.S. dollar against international currencies, which increased expenses by approximately $4.0 million and $3.0 million for the three months and six months ended December 31, 2009, respectively, as reported in U.S. dollars. We expect our future research and development expenses to be between 6% and 7% of net revenue.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended December 31, 2009 totaled $2.1 million and $4.0 million, respectively, as compared to $1.7 million and $3.6 million for the three and six months ended December 31, 2008, respectively. The increase in amortization expense is attributable to the recognition of intangibles associated with the recent acquisition of Laboratories Narval SA on October 1, 2009 and the depreciation of the U.S. dollar against the Euro as the majority of the acquired intangible assets are denominated in Euros.

Donations to Foundation

For the three and six months ended December 31, 2009, we donated a total of $1.0 million and $2.0 million, respectively, to the ResMed Foundation. The Foundation was established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing and to increase public and physician awareness of the importance of sleep and respiratory health throughout the world. For the three and six months ended December 31, 2008 we donated $1.0 million to the Foundation.

Other Income, Net

Other income for the three months and six months ended December 31, 2009 was $5.2 million and $10.4 million respectively, compared to $3.7 million and $5.8 million for the three and six months ended December 31, 2008. The increase in other income was predominately due to gains on foreign currency and hedging transactions during the three and six months ended December 31, 2009 and an increase in interest income during the three and six months ended December 31, 2009.

Income Taxes

Our effective income tax rate of approximately 27.1% for the three months ended December 31, 2009 was lower than our effective income tax rate of approximately 27.9% for the three months ended December 31, 2008. Our effective income tax rate of approximately 27.2% for the six months ended December 31, 2009 was lower than our effective tax rate of 27.8% for the six months ended December 31, 2008. The lower tax rate was primarily due to a change in the geographic mix of taxable income, including the impact of lower taxes associated with our new Singapore manufacturing operation.

We continue to benefit from the Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income

As a result of the factors above, our net income for the three months ended December 31, 2009 was $46.0 million or $0.60 per diluted share compared to net income of $33.9 million or $0.44 per diluted share for the three months ended December 31, 2008, an increase of 36% and 36%, respectively, over the three months ended December 31, 2008.

As a result of the factors above, our net income for the six months ended December 31, 2009 was $88.1 million or $1.15 per diluted share compared to net income of $61.9 million or $0.80 per diluted share for the six months ended December 31, 2008, an increase of 42% and 44%, respectively, over the six months ended December 31, 2008.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 2009 and June 30, 2009, we had cash and cash equivalents of $451.4 million and $415.7 million, respectively. Working capital was $687.0 million and $584.2 million at December 31, 2009 and June 30, 2009, respectively.

Inventories at December 31, 2009 were $182.9 million, an increase of $39.8 million or 28% over the December 31, 2008 balance of $143.1 million. The percentage increase in inventories mainly reflects an increase in materials for new products and the impact of movements in foreign currency exchange rates, particularly the appreciation of the Australian dollar and Euro relative to the U.S. dollar.

Accounts receivable at December 31, 2009 were $208.9 million, an increase of $23.2 million or 12% over the December 31, 2008 accounts receivable balance of $185.7 million. Accounts receivable days outstanding of 70 days at December 31, 2009, decreased by 6 days compared to the 76 days at December 31, 2008 due to an improvement in collections. Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2009 and June 30, 2009 was 3.6% and 3.4%, respectively. To date we have not experienced any significant adverse decline in the credit quality of our customers and it remains broadly consistent with our past experience.

At December 31, 2009 no capital lease obligations exist. Details of contractual obligations at December 31, 2009 are as follows:

	Payments Due by Period
In $000’s	Total	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014	Thereafter
Long-Term Debt	$145,124	$50,525	$94,599	$-	$-	$-	$-
Operating Leases	$32,932	11,749	8,714	3,758	2,550	2,299	3,862
Purchase Obligations	$97,431	97,399	23	9	-	-	-
Total Contractual Obligations (A)	$275,487	$159,673	$103,336	$3,767	$2,550	$2,299	$3,862

(A)	The liabilities related to unrecognized tax benefits are not included in the above contractual obligations because the timing cannot be reliably estimated.

Details of other commercial commitments as at December 31, 2009 are as follows:

	Amount of Commitment Expiration Per Period
In $000’s	Total	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014	Thereafter
Standby Letters of Credit	$87	$38	$49	$-	$-	$-	$-
Guarantees*	$89,936	1,157	64,419	20,054	-	-	3,306
Other Commercial Commitments	$502	73	-	-	-	-	429
Total Commercial Commitments	$89,525	$1,268	$64,468	$20,054	$-	$-	$3,735

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

The Loan Agreement was modified in order that the revolving commitment remains at $65 million, otherwise it would have been reduced to $55 million as of March 1, 2009, and to modify certain financial covenants. The minimum fixed charge coverage ratio was revised to exclude capital expenditures related to construction of our new headquarters building. The requirement that ResMed Corp. and ResMed Motor Technologies Inc. maintain minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, was increased to $15 million. Finally, the requirement that we meet certain minimum liquidity levels was eliminated.

The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the revolving facility will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At December 31, 2009, there was $64.1 million outstanding under this revolving facility.

Syndicated Facility

On June 8, 2006, our wholly owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches (the “Syndicated Facility Agreement”).

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a previous facility. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount must be repaid in full on June 8, 2011. At December 31, 2009, the Tranche A facility loan had an amount outstanding of EUR 15 million, equivalent to approximately U.S. dollars (“USD”) 21.5 million

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At December 31, 2009 there was USD 9.0 million outstanding under the Tranche B loan facility.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount was repaid in full during the three months ended June 30, 2009. At December 31, 2009, the Tranche C loan facility was no longer available.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At December 31, 2009, there were no amounts outstanding under either of these facilities.

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

On September 30, 2009, ResMed Limited, agreed to amend and restate for a second time the Syndicated Facility Agreement. The second amended and restated agreement (“Second Amended and Restated Syndicated Facility Agreement”) provides for the extension of our Tranche D term loan facility in the amount of USD 50 million for an additional 12 month period and to increase the interest rate applicable to the Tranche D portion of the loan facility. The financier continues to have the right to assign part or all of its rights and/or obligations under the Second Amended and Restated Syndicated Facility Agreement to other financial institutions. The extended Tranche D loan facility bears interest at a rate equal to LIBOR for deposits denominated in USD, plus a margin of 2.25% or 2.50%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2010. At December 31, 2009 there was USD 50.0 million outstanding under the Tranche D loan facility.

The Syndicated Facility Agreement is secured by a pledge of one hundred percent of the shares of ResMed Inc.’s subsidiary, ResMed Paris SAS (formerly Saime SAS), pursuant to a pledge agreement. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Limited maintains certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the loan and any accrued, but unpaid, interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement. Events of default include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Limited and its subsidiaries, and if ResMed Inc. ceases to control ResMed Limited, ResMed Corp., ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited, Take Air Medical Handels-GmbH or ResMed Paris SAS.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

The obligations of ResMed Limited under the loan facility are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At December 31, 2009, we were in compliance with our debt covenants.

Prepayment Facility

During the quarter ended September 30, 2009 ResMed EPN Limited, our wholly owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At December 31, 2009, there were no amounts outstanding under this facility.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations and our $13.8 million in undrawn facilities, which was available at December 31, 2009.

Common stock

On May 27, 2009, our Board of Directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 10.0 million shares of ResMed Inc. common stock. During the three and six months ended December 31, 2009, we repurchased 0.6 million and 1.4 million shares, respectively, at a cost of $30.1 million and $65.8 million, respectively. At December 31, 2009, we have repurchased a total of 8.1 million shares at a cost of $274.5 million, of which 6.6 million shares were repurchased pursuant to the repurchase program approved on June 6, 2002 and 1.5 million were repurchased pursuant to the new repurchase program approved on May 27, 2009. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2009, there is a remaining 8.5 million shares that can be repurchased under the share repurchase program approved May 27, 2009.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Principles and Estimates, Continued

(4) Valuation of Goodwill, Intangibles and Other Long-Lived Assets. We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management’s estimate of an asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Principles and Estimates, Continued

(7) Stock-Based Compensation. We measure the compensation of all stock-based awards at fair value on date of grant. Such value is recognized as compensation expense over the service period, net of estimated forfeitures. We estimate the fair value of employee stock options using a Black-Scholes valuation model. The fair value of an option is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption we use is based upon U.S. Treasury yield curve appropriate for the expected life of the awards. Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from traded options of our stock corresponding to the expected term of the options. We use a combination of the historic and implied volatilities as we believe the addition of the implied volatility is more representative of our future stock price trends. In order to determine the estimated period of time that we expect employees to hold their stock options, we have used historical rates by employee groups. The estimation of stock awards, including options and restricted stock units, that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recently Issued Accounting Pronouncements

In September 2006 and February 2008, the FASB issued authoritative guidance on fair value measurements, which defined fair value, established a framework for measuring fair value using generally accepted accounting principles, and expanded disclosures about fair value measurements. We adopted this guidance on July 1, 2008 with the exception of the application of the guidance to non-recurring non-financial assets and liabilities, which we adopted on July 1, 2009. This adoption did not have a material impact on our unaudited condensed consolidated financial statements.

In December 2007 and April 2009, the FASB revised the authoritative guidance on business combinations, which established principles and requirements for how the acquirer in a business combination recognizes and measures all assets and liabilities acquired in a transaction at their acquisition date fair value. The authoritative guidance also change the accounting treatment for specific transactions such as the recognition of contingent liabilities, the recognition of capitalized in-process research and development, restructuring costs, the treatment of acquisition related transaction costs and changes in the income tax valuation allowances. The guidance is effective for business combinations for which the acquisition date is on or after July 1, 2009, with early adoption prohibited. We have adopted this guidance on July 1, 2009.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities, which requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance is effective for fiscal years and interim periods within those years, beginning after November 15, 2008. We have adopted this guidance on July 1, 2009 and have included the required additional disclosures.

In May 2009, the FASB issued authoritative guidance on subsequent events, which provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued. In addition, the guidance requires a reporting entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements are issued or the date the financial statements are available to be issued. The guidance is effective for interim and annual periods ending after June 15, 2009. We have adopted this guidance on July 1, 2009 and have included the required additional disclosures.

In June 2009, the FASB established that the “FASB Accounting Standards Codification” (“Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related accounting literature. Thereby, only one level of authoritative U.S. GAAP will exist, and all other literature will be considered non-authoritative. The Codification does not change U.S. GAAP. The Codification becomes effective for interim and annual periods on or after September 15, 2009. The Codification was adopted on July 1, 2009 and it did not have a material impact on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information in U.S. dollar equivalents on our significant foreign-currency-denominated financial assets and liabilities at December 31, 2009 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar (AUD)	US Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)	Singapore Dollar (SGD)	New Zealand Dollar (NZD)	Swedish Krona (SEK)	Swiss Franc (CHF)	Norwegian Kroner (NOK)
AUD Functional
Currency Entities:
Assets	-	97,369	56,127	(1,178)	-	152	474	1,343	164	107
Liability	-	(91,175)	(31,469)	(249)	(42)	(255)	(523)	-	(47)	(47)
Net Total	-	6,194	24,658	(1,427)	(42)	(103)	(49)	1,343	117	60
USD Functional
Currency Entities:
Assets	-	-	-	-	6,891	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-	-
Net Total	-	-	-	-	6,891	-	-	-	-	-
EURO Functional
Currency Entities:
Assets	-	1	-		-	-	-	-	-	-
Liability	-	(138)	-	(5,272)	-	-	-	-	(130)	(363)
Net Total	-	(137)	-	(5,272)	-	-	-	-	(130)	(363)
GBP Functional
Currency Entities:
Assets	-	425	2,638	-	-	-	-	-	-	-
Liability	-	5	(2,863)	-	-	-	-	(5)	(12)	-
Net Total	-	430	(225)	-	-	-	-	-	(12)	-
SGD Functional
Currency Entities:
Assets	1,853	10,506	6,694	136	-	-	-	650	183	77
Liability	(1,468)	(21,995)	-	-	-	-	-	-	-	-
Net Total	385	11,489	6,694	136	-	-	-	650	183	77

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency hedges held at December 31, 2009. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)
Foreign Exchange Call Options	FY 2010	FY 2011	FY 2012	Total	Dec 31, 2009	Jun 30, 2009
Receive AUD/Pay USD
Option amount	$43,500	$72,500	$15,000	$131,000	$7,829	$5,903
Ave. contractual exchange rate	AUD 1 = USD 0.8126	AUD 1 = USD 0.8245	AUD 1 = USD 0.9243	AUD 1 = USD 0.8307
Receive AUD/Pay Euro
Option amount	$18,600	$63,671	$8,585	$90,856	$4,430	$1,894
Ave. contractual exchange rate	AUD 1 = Euro 0.5811	AUD 1 = Euro 0.5871	AUD 1 = Euro 0.5983	AUD 1 = Euro 0.5869
Receive AUD/Pay GBP
Option Amount	-	-	-	-	$-	$18
Ave. contractual exchange rate	-	-	-	-

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, investment securities and debt. At December 31, 2009, we maintained cash and cash equivalents of $451.4 million containing financial instruments that have original maturities of less than 90 days. These financial instruments are principally comprised of bank term deposits and at call accounts and are invested at both short term fixed interest rates and variable interest rates. At December 31, 2009, we had total long-term debt, including the current portion of those obligations, of $145.1 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended December 31, 2009, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

Credit Market Risk

At December 31, 2009, we held a number of investment securities in AAA rated auction securities with UBS which had various maturities between July 2039 and November 2047. During November 2008, we accepted an offer that gave us a right to sell our investment securities back to UBS at full par value after June 29, 2010. However, in the event we need to access the funds invested in these auction rate securities prior to June 29, 2010 we may not be able to liquidate these securities at the par value. We believe the current lack of liquidity of these investments is temporary and have therefore recorded the excess of the carrying value over the fair value to comprehensive income within stockholders equity. Additionally, based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

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

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At December 31, 2009, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the six months ended December 31, 2009:

Period 2010	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 – July 31, 2009	-	-	6,701,925	9,905,982
August 1 – August 31, 2009	15,000	45.01	6,716,925	9,905,982
September 1 – September 30, 2009	773,800	45.24	7,490,725	9,132,182
October 1 – October 31, 2009	125,800	43.41	7,616,525	9,006,382
November 1 – November 30, 2009	75,000	49.87	7,691,525	8,931,382
December 1 – December 31, 2009	405,443	51.66	8,096,968	8,525,939
Total	1,395,043	47.19	8,096,968	8,525,939

(1)

On May 27, 2009, the Board of Directors authorized us to repurchase up to 10.0 million shares of our outstanding common stock. There is no expiration date for this program. Prior to May 27, 2009, we repurchased shares of outstanding common stock pursuant to authorization from our Board of Directors granted on June 6, 2002. For the six months ended December 31, 2009 and 2008, we repurchased 1,395,043 and 708,589 shares at a cost of $65.8 million and $26.1 million, respectively. Since the inception of the share buyback program, we have repurchased 6,622,907 shares before May 27, 2009 and 1,474,061 shares after that date at a total cost of $274.5 million.

Item 3	Defaults Upon Senior Securities

None

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on November 18, 2009. The holders of 60,625,050 shares of the Company’s stock (approximately 81% of the outstanding shares) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (1) to elect three directors, each to serve for a three-year term, (2) Approve the Amendment to the Amended and Restated ResMed Inc. 2006 Incentive Award Plan (3) Approve the Amendment to The ResMed Inc. Employee Stock Purchase Plan and (4) to ratify the selection of auditors of the Company for the fiscal year ending June 30, 2010.

(1)	Peter Farrell, Gary Pace and Ronald Taylor, each nominated by the Company’s Board of Directors, were elected to serve until 2011. There were no other nominees. Shares were voted as follows:

Name	For	Against	Abstain
Peter Farrell	59,077,261	1,519,416	28,373
Gary Pace	55,528,961	5,070,849	25,240
Ronald Taylor	57,698,943	2,898,368	27,639

(2)

The Amendment to the Amended and Restated ResMed Inc. 2006 Incentive Award Plan, which among other things, renamed the plan as the ResMed Inc. 2009 Incentive Award Plan, was approved and ratified: affirmative votes, 37,390,537 shares; negative votes 18,781,924, abstain: 44,409.

(3)

The Amendment to The ResMed Inc. Employee Stock Purchase Plan, which among other things, renamed the plan the ResMed Inc. 2009 employee stock Purchase Plan, was ratified: affirmative votes, 54,671,476 shares; negative votes 1,500,962, abstain: 53,929.

(4)	The selection of KPMG LLP as independent public accountants for the 2010 fiscal year was ratified: affirmative votes, 59,963,794 shares; negative votes 619,749, abstain: 40,853.

Item 5	Other Information

None

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc. (1)
3.2	Fourth Amended and Restated Bylaws of ResMed Inc. (2)
10.1	ResMed Inc. 2009 Incentive Award Plan. (3)
10.2	ResMed Inc. 2009 Employee Stock Purchase Plan. (4)
10.3	Form of Restricted Stock Award Agreement. (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on December 14, 2007.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on November 23, 2009.

(4)	Incorporated by reference to Exhibit 10.2 to the Registrants’ Current Report on Form 8-K filed on November 23, 2009.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on December 23, 2009.

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 3, 2010

ResMed Inc.

/s/ KIERAN T. GALLAHUE

Kieran T. Gallahue
Chief Executive Officer (Principal Executive Officer)

/s/ BRETT A. SANDERCOCK

Brett A. Sandercock
Chief Financial Officer (Principal Financial Officer)