Form 10-Q
period 2010-03-31
RESMED INC
filed 2010-05-04
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At April 27, 2010, there were 75,824,040 shares of Common Stock ($0.04 par value) outstanding. This number excludes 8,293,568 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information	3

Item 1	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2010 and June 30, 2009	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2010 and 2009 and the Nine Months Ended March 31, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended March 31, 2010 and 2009	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4	Controls and Procedures	41

Part II	Other Information	42

Item 1	Legal Proceedings	42

Item 1A	Risk Factors	42

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3	Defaults Upon Senior Securities	43

Item 4	Reserved	44

Item 5	Other Information	44

Item 6	Exhibits	44

	Signatures

PART I - FINANCIAL INFORMATION	Item 1

Item 1.	Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	March 31, 2010	June 30, 2009

ASSETS
Current assets
Cash and cash equivalents	$520,936	$415,650
Accounts receivable, net	223,670	212,096
Inventories, net (note 4)	197,812	157,431
Deferred income taxes	44,573	44,368
Income taxes receivable	7,429	2,067
Prepaid expenses and other current assets	32,247	21,672
Investment securities (note 3)	3,691	-

Total current assets	1,030,358	853,284

Non-current assets
Property, plant and equipment, net (note 6)	405,098	377,613
Goodwill (note 7)	215,440	213,169
Other intangibles, net (note 8)	36,050	35,023
Deferred income taxes	21,201	19,364
Other assets	5,347	5,261
Investment securities (note 3)	-	4,254

Total non-current assets	683,136	654,684

Total assets	$1,713,494	$1,507,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$51,856	$48,293
Accrued expenses	86,816	67,018
Deferred revenue	31,031	28,881
Income taxes payable	40,573	56,972
Deferred income taxes	473	391
Current portion of long-term debt (note 9)	114,231	67,545

Total current liabilities	324,980	269,100

Non-current liabilities
Deferred income taxes	9,694	11,137
Deferred revenue	13,505	15,238
Long-term debt (note 9)	29,466	94,191
Income taxes payable	3,618	3,110

Total non-current liabilities	56,283	123,676

Total liabilities	381,263	392,776

Commitments and contingencies (note 12)	-	-
Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued

Common stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 75,777,092 at March 31, 2010 and 75,251,209 at June 30, 2009 (excluding 8,293,568 and 6,701,925 shares held as treasury stock, respectively)	303	301
Additional paid-in capital	617,190	522,982
Retained earnings	831,710	694,791
Treasury stock, at cost	(285,190)	(208,659)
Accumulated other comprehensive income (note 5)	168,218	105,777

Total stockholders’ equity	1,332,231	1,115,192
Total liabilities and stockholders’ equity	$1,713,494	$1,507,968

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Net revenues	$278,659	$227,865	$800,785	$668,776
Cost of sales	112,076	88,922	319,819	271,682

Gross profit	166,583	138,943	480,966	397,094

Operating expenses:
Selling, general and administrative	84,133	70,866	244,984	212,289
Research and development	18,279	13,882	55,252	46,089
Amortization of acquired intangible assets	1,992	1,677	5,967	5,304
Donation to Foundation	1,000	-	3,000	1,000

Total operating expenses	105,404	86,425	309,203	264,682

Income from operations	61,179	52,518	171,763	132,412

Other income (expense), net:
Interest income, net	4,092	2,218	9,383	8,115
Other, net	2,387	(1,142)	7,515	(1,224)

Total other income, net	6,479	1,076	16,898	6,891

Income before income taxes	67,658	53,594	188,661	139,303
Income taxes	18,824	14,396	51,742	38,225

Net income	$48,834	$39,198	$136,919	$101,078

Basic earnings per share	$0.65	$0.52	$1.82	$1.33
Diluted earnings per share (note 2-j)	$0.63	$0.51	$1.77	$1.31

Basic shares outstanding (000’s)	75,438	75,821	75,324	75,725
Diluted shares outstanding (000’s)	77,830	77,255	77,178	77,264

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Nine Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$136,919	$101,078

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,090	39,065
Stock-based compensation costs	21,850	19,084
Provision for product warranties	2,241	2,108
Foreign currency revaluation	(8,821)	20,550
Write-down of cost-method investments	250	1,306
Tax benefit from stock option exercises	(8,142)	(3,385)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(13,228)	(24,598)
Inventories, net	(34,906)	(16,106)
Prepaid expenses, net deferred income taxes and other current assets	(11,483)	(190)
Accounts payable, accrued expenses and other liabilities	(1,519)	29,735

Net cash provided by operating activities	129,251	168,647

Cash flows from investing activities:
Purchases of property, plant and equipment	(40,533)	(83,853)
Proceeds from disposals of property, plant and equipment	-	1,070
Capitalized interest	-	(1,494)
Patent registration costs	(3,478)	(3,441)
Proceeds from sale of maturing investment securities	1,050	-
Business acquisitions, net of cash acquired of $1,260	(10,660)	(322)
Purchases of cost-method investments	-	(899)
Proceeds from disposal of business assets and contracts	284	1,762
Purchases of foreign currency options	(1,479)	(1,274)
Proceeds from exercise of foreign currency options	10,804	814

Net cash used in investing activities	(44,012)	(87,637)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	65,351	19,920
Proceeds from borrowings	-	80,137
Tax benefit from stock option exercises	8,142	3,385
Purchases of treasury stock	(76,532)	(55,604)
Repayment of borrowings	(18,438)	(38,435)

Net cash (used in)/provided by financing activities	(21,477)	9,403

Effect of exchange rate changes on cash	41,524	(84,419)

Net increase in cash and cash equivalents	105,286	5,994
Cash and cash equivalents at beginning of period	415,650	321,078

Cash and cash equivalents at end of period	$520,936	$327,072

Supplemental disclosure of cash flow information:
Income taxes paid	$77,510	$9,082
Interest paid	$1,661	$4,492

Fair value of assets acquired in acquisitions, excluding cash	$7,937	$-
Liabilities assumed	(3,909)	-
Goodwill on acquisition	8,715	322
Fair value of contingent consideration	(2,083)	-

Cash paid for acquisitions	$10,660	$322

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

The condensed consolidated financial statements for the three and nine months ended March 31, 2010 and 2009 are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2009.

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

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(b)	Revenue Recognition, Continued

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three and nine months ended March 31, 2010, we did not capitalize interest relating to such construction costs. During the three months and nine months ended March 31, 2009, we capitalized $0.3 million and $1.5 million, respectively.

(f)	Research and Development

All research and development costs are expensed in the period incurred.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(g)	Intangible Assets

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

(h)	Goodwill

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

(i)	Foreign Currency

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

The weighted average shares used to calculate basic earnings per share were 75,438,000 and 75,821,000 for the three months ended March 31, 2010 and 2009, respectively and were 75,324,000 and 75,725,000 for the nine months ended March 31, 2010 and 2009, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options and restricted stock units during the periods presented. Stock options and restricted stock units had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 2,392,000 and 1,434,000 for the three months ended March 31, 2010 and 2009, respectively, and 1,854,000 and 1,539,000 for the nine months ended March 31, 2010 and 2009, respectively.

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 513,000 and 8,065,000 for the three months ended March 31, 2010 and 2009, respectively, and 907,000 and 7,360,000 for the nine months ended March 31, 2010 and 2009 respectively, as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 and the nine months ended March 31, 2010 and 2009 are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Numerator:
Net income, used in calculating diluted earnings per share	$48,834	$39,198	$136,919	$101,078
Denominator:
Basic weighted-average common shares outstanding	75,438	75,821	75,324	75,725
Effect of dilutive securities:
Stock options and restricted stock units	2,392	1,434	1,854	1,539
Diluted weighted average shares	77,830	77,255	77,178	77,264
Basic earnings per share	$0.65	$0.52	$1.82	$1.33
Diluted earnings per share	$0.63	$0.51	$1.77	$1.31

PART I - FINANCIAL INFORMATION	Item 1

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

The purpose of our foreign currency hedging activities is to protect us from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and our Australian manufacturing activities. We enter into foreign currency hedging contracts to hedge anticipated sales and manufacturing costs, principally denominated in Australian dollars, Euros and British Pounds Sterling. The terms of such foreign currency hedging contracts generally do not exceed three years.

Our foreign currency derivatives portfolio represents a cash flow hedge program against the net cash flow of our international manufacturing operations. We have determined our hedge program to be a non-effective hedge. The foreign currency derivatives portfolio is recorded in the condensed consolidated balance sheets at fair value and included in other assets.

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

At March 31, 2010 and June 30, 2009, the investments in debt securities are classified on the accompanying condensed consolidated balance sheet as investment securities.

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

Changes in the liability for product warranty for the nine months ended March 31, 2010 are as follows (in thousands):

Balance at July 1, 2009	$8,295

Warranty accruals for the nine months ended March 31, 2010	11,728

Warranty costs incurred for the nine months ended March 31, 2010	(9,487)

Foreign currency translation adjustments	943

Balance at March 31, 2010	$11,479

(p)	Impairment of Long-Lived Assets

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

The aggregate carrying amount of our cost-method investments at March 31, 2010 and June 30, 2009, was $1.9 million and $2.2 million, respectively. We review the carrying value of these investments at each balance sheet date. During the three and nine months ended March 31, 2010, we recognized $Nil and $0.3 million, respectively, of impairment losses related to one of our investments. This was based on the determination that the impairment was other-than temporary. The written down investment related to a privately held service company. The expense associated with this impairment has been included in the other income (expense) line within the condensed consolidated statements of income. We have determined, subsequent to the impairment charge, that the carrying value of our remaining cost method investments do not exceed their estimated fair values.

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

The fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP is estimated on the date of the grant using the Black-Scholes valuation model, assuming no dividends and the following assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Stock options:
Weighted average grant date fair value	$16.53	$11.96	$16.06	$10.56
Weighted average risk-free interest rate	2.4%	2.1%	2.2%	1.9%
Expected option life in years	5.0	4.8	4.0 - 5.0	4.0 - 4.8
Expected volatility	32%	37%	32 - 40%	27 - 38%

ESPP purchase rights:
Weighted average risk-free interest rate	0.2%	0.9%	0.2%	1.3%
Expected option life in years	6 months	6 months	6 months	6 months
Expected volatility	23%	55%	23 - 55%	33 - 55%

PART I - FINANCIAL INFORMATION	Item 1

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

The estimated fair value of investment securities as of March 31, 2010 and June 30, 2009 are $3.7 million and $4.3 million, respectively. These investments are diversified among high credit quality investment grade securities in accordance with our investment policy. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

At March 31, 2010, our investment securities were held in AAA rated auction securities with various maturities between July 2039 and November 2047. These investments had regular roll-over or auction dates at which time the interest rates were re-set or the investments were redeemed for cash. During the nine months ended March 31, 2010, one of our investment securities was redeemed at par value for consideration of $1.1 million. During the nine months ended March 31, 2010, there were no auctions with respect to the remaining investment securities due to the current liquidity issues surrounding the domestic and global capital markets. We continue to earn interest on these investments in accordance with the contract until the next auction occurs. During November 2008, we accepted an offer from UBS that gave us a right to sell our investment securities back to UBS at full par value after June 29, 2010. At March 31, 2010, we have classified the investment securities as a current asset (non-current asset at June 30, 2009) as we expect to receive the cash relating to this investment within the next 3 months. However, in the event we need to access the funds invested in these auction rate securities prior to June 29, 2010, we may not be able to liquidate these securities at the par value. We also believe the current lack of liquidity of these investments is temporary and have therefore recorded the excess of the carrying value over the fair value of $0.3 million to comprehensive income within stockholders’ equity. Additionally, based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4)	Inventories

Inventories were comprised of the following at March 31, 2010 and June 30, 2009 (in thousands):

	March 31, 2010	June 30, 2009
Raw materials	$74,460	$53,392
Work in progress	2,716	2,500
Finished goods	120,636	101,539
Inventories, net	$197,812	$157,431

(5)	Comprehensive Income/(Loss)

The components of comprehensive income/(loss), net of tax, were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net income	$48,834	$39,198	$136,919	$101,078
Foreign currency translation gains/(losses)	(491)	(18,163)	61,953	(199,768)
Unrealized gain/(loss) on investment securities	(22)	452	488	(118)
Comprehensive income/(loss)	$48,321	$21,487	$199,360	($98,808)

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(6)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of March 31, 2010 and June 30, 2009 (in thousands):

	March 31, 2010	June 30, 2009
Machinery and equipment	$112,114	$88,146
Computer equipment	101,322	90,243
Furniture and fixtures	34,267	33,297
Vehicles	2,797	2,661
Clinical, demonstration and rental equipment	68,726	63,227
Leasehold improvements	19,607	19,404
Land	60,917	56,224
Buildings	253,276	232,530

	653,026	585,732
Accumulated depreciation and amortization	(247,928)	(208,119)
Property, Plant and Equipment, net	$405,098	$377,613

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(7)	Goodwill

Changes in the carrying amount of goodwill for the nine months ended March 31, 2010, were as follows (in thousands):

Balance at July 1, 2009	$213,169

Goodwill on acquisition of Laboratories Narval SA	8,183

Earn-out accrual on prior year business acquisition	532

Foreign currency translation adjustments	(6,444)

Balance at March 31, 2010	$215,440

On October 1, 2009 we acquired 100% of the outstanding shares of Laboratoires Narval SA. Based in France, Laboratoires Narval manufactures and distributes a mandibular repositioning device (“MRD”) that offers a solution to patients for snoring and obstructive sleep apnea (“OSA”), especially for those with mild OSA. With this acquisition, we add another therapy to supplement our existing positive airway pressure-based solutions, providing a broader offering for this patient group. The total purchase price was EUR 8 million in cash with potential contingent consideration cash payments of EUR 2 million based on the achievement of certain revenue milestones. In relation to the potential contingent consideration we have recognized a liability of EUR 1.4 million, which is based on the expectation that 70% of the revenue milestones will be achieved. The acquisition is not considered a material business combination. The acquisition of Laboratoires Narval has been accounted for using purchase accounting and is included in our consolidated financial statements from October 1, 2009. We have not incurred any material acquisition-related costs in connection with the acquisition of Laboratoires Narval.

(8)	Other Intangible Assets

Other intangible assets are comprised of the following as of March 31, 2010, and June 30, 2009 (in thousands):

	March 31, 2010	June 30, 2009
Developed/core product technology	$38,809	$34,388
Accumulated amortization	(23,366)	(20,215)
Developed/core product technology, net	15,443	14,173
Trade names	2,381	2,200
Accumulated amortization	(1,349)	(1,103)
Trade names, net	1,032	1,097
Customer relationships	15,252	15,560
Accumulated amortization	(8,670)	(7,363)
Customer relationships, net	6,582	8,197
Patents	39,194	31,830
Accumulated amortization	(26,201)	(20,274)
Patents, net	12,993	11,556
Other intangibles, net	$36,050	$35,023

Intangible assets consist of patents, customer relationships, trade names and developed/core product technology and are amortized over the estimated useful life of the assets, generally between three and nine years. There are no expected residual values related to these intangible assets.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Long-Term Debt

Long-term debt at March 31, 2010, and June 30, 2009 consists of the following (in thousands):

	March 31, 2010	June 30, 2009
Current portion of long-term debt	$114,231	$67,545
Non-current portion of long-term debt	$29,466	$94,191
Total Long Term Debt	$143,697	$161,736

Revolving Facility

On April 30, 2010, ResMed Inc., and our wholly-owned subsidiaries, ResMed Corp., ResMed EAP Holdings Inc. and ResMed Motor Technologies Inc., entered into a Fourth Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement (“the Loan Agreement”) with Union Bank, N.A (formerly Union Bank of California, N.A). The Loan Agreement was modified in order that the minimum fixed charge coverage ratio was revised to exclude all indebtedness owing to Union Bank, N.A.

The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the revolving facility will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At March 31, 2010, there was $64.1 million outstanding under this revolving facility.

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

The entire principal amount of the revolving facility and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related amendments or a 35% or more change in control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc. or ResMed EAP Holdings Inc. At March 31, 2010, we were in compliance with our debt covenants.

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

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a previous facility. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. The total outstanding principal amount of Tranche A must be repaid in full on June 8, 2011. At March 31, 2010, the Tranche A facility loan had an amount outstanding of EUR 15 million, equivalent to approximately U.S. dollars (“USD”) 20.3 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At March 31, 2010, there was USD 9.0 million outstanding under the Tranche B loan facility.

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount was repaid in full during the three months ended June 30, 2009. At March 31, 2010, the Tranche C loan facility was no longer available.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At March 31, 2010, there were no amounts outstanding under either of these facilities.

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

On September 30, 2009, ResMed Limited, agreed to amend and restate for a second time the Syndicated Facility Agreement. The second amended and restated agreement (“Second Amended and Restated Syndicated Facility Agreement”) provides for the extension of our Tranche D term loan facility in the amount of USD 50 million for an additional 12 month period and to increase the interest rate applicable to the Tranche D portion of the loan facility. The financier continues to have the right to assign part or all of its rights and/or obligations under the Second Amended and Restated Syndicated Facility Agreement to other financial institutions. The extended Tranche D loan facility bears interest at a rate equal to LIBOR for deposits denominated in USD, plus a margin of 2.25% or 2.50%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2010. At March 31, 2010, there was USD 50.0 million outstanding under the Tranche D loan facility.

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

The obligations of ResMed Limited under the loan facility are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. We are in compliance with our debt covenants.

Prepayment Facility

During the quarter ended September 30, 2009, ResMed EPN Limited, our wholly-owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At March 31, 2010, there were no amounts outstanding under this facility.

Details of contractual debt maturities at March 31, 2010, are as follows (in thousands):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt	$143,697	$114,231	$29,466	$-	$-	$-	$-

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Stockholders’ Equity

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

During the three and nine months ended March 31, 2010, we repurchased 0.2 million shares and 1.6 million shares at a cost of $10.7 million and $76.5 million, respectively. At March 31, 2010, we have repurchased a total of 8.3 million shares at a cost of $285.2 million, of which 6.6 million shares were repurchased pursuant to the repurchase program approved on June 6, 2002 and 1.7 million were repurchased pursuant to the new repurchase program approved on May 27, 2009. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2010, there is a remaining 8.3 million shares that can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at March 31, 2010.

Stock Options and Restricted Stock Units. We have granted stock options and restricted stock units to personnel, including officers and directors, in accordance with the 2006 Plan, the 2006 Amended Plan and the 2009 Plan, which was approved at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009. These options and restricted stock units have expiration dates of seven years from the date of grant and vest over one or four years. We have granted the options with an exercise price equal to the market value as determined at the date of grant.

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 11,460,825. The number of securities remaining available for future issuance under the 2009 Plan at March 31, 2010 is 3,548,046. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) two and four tenths (2.4) shares, an increase from two and one tenth (2.1) shares, for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 1,500,000 shares of our common stock (except in a participant’s initial year of hiring up to 2,250,000 shares of our common stock may be granted).

At March 31, 2010, there was $62.6 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.8 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at March 31, 2010, was $281.1 million and $151.3 million, respectively. The aggregate intrinsic value of the options exercised during the three and nine months ended March 31, 2010 was $17.9 million and $41.9 million, respectively.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Stockholders’ Equity, Continued

The following table summarizes option activity during the nine months ended March 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at beginning of period	10,799,302	$34.82	4.50
Granted	559,850	50.44
Exercised	(2,042,251)	30.59
Forfeited	(124,400)	41.63
Outstanding at end of period	9,192,501	$36.61	4.70
Exercise price range of granted options	$40.39 - $51.47
Options exercisable at end of period	5,225,938	$34.70

The following table summarizes the activity of RSU’s during the nine months ended March 31, 2010:

	Restricted Stock Units	Weighted Average Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	-	$-	-
Granted	514,463	51.11
Forfeited	(4,286)	51.08
Outstanding at end of period	510,177	$51.11	2.20

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009, as an amendment to the previously approved employee stock purchase plan. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. As part of the approval of the ESPP at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009, the number of shares of our common stock available for grant under the ESPP increased by 600,000 shares, from 500,000 shares to 1,100,000 shares. The number of securities remaining available for future issuance under the ESPP at March 31, 2010 is 627,766

During the three and nine months ended March 31, 2010, we recognized $0.5 million and $1.3 million, respectively, of stock-based compensation expense associated with the ESPP.

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

•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market.

The following table summarizes our financial assets and liabilities using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$520,936	$-	$-	$520,936
Investment securities	-	3,691	-	3,691
Cost-method investments	-	-	1,932	1,932
Foreign currency options	-	14,508	-	14,508
	$520,936	$18,199	$1,932	$541,067

We determine the fair value of our financial assets as follows:

Cash and cash equivalents – The valuation used for our cash and other money market funds are derived from quoted market prices due to their short term nature and there is an active market for these financial instruments.

Investment securities – These securities represent our auction rate securities as described in Note 3. At March 31, 2010, we had investments totaling $4.0 million at par value with an estimated fair value of $3.7 million. The value of these securities are calculated by third party valuation models based on observable market prices and inputs including future cash flows, yields and spreads.

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

The following table shows a reconciliation of the changes in the nine months ended March 31, 2010 for fair value measurements using significant unobservable inputs (thousands):

Cost-Method Investments
Balance at July 1, 2009	$2,201
Impairment of cost-method investment	(250)
Other	(45)
Foreign currency translation	26
Balance at March 31, 2010	$1,932

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(12)	Legal Actions and Contingencies

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

In January 2010, Vaughn Medical Equipment Repair Service, L.L.C., filed a complaint in the U.S. District court in Louisiana, against us and other defendants, alleging, among other things, anti-competitive conduct, conspiracy, defamation and tortious interference. We have filed our initial response to the suit, asking the court to dismiss the case. We do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements.

(13)	Derivative Instruments and Hedging Activities

We transact business in various foreign currencies, including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian manufacturing activities and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditures. The terms of such foreign currency hedging contracts generally do not exceed three years. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures denominated in Euros, Australian dollars and British Pounds. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

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

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(13)	Derivative Instruments and Hedging Activities, Continued

We held foreign currency instruments with notional amounts totaling $215.2 million and $191.7 million at March 31, 2010 and June 30, 2009, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 30, 2012.

The fair value and effect of derivative instruments on our condensed consolidated financial statements were as follows:

	Asset Derivatives	March 31, 2010		Gain/(loss) recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Location of gain/ (loss) recognized in Income on Derivative	Nine Months Ended March 31, 2010
Foreign Exchange Contracts	Other Assets	$14,508	Other Income/(Expense)	$14,838

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at March 31, 2010 and June 30, 2009 was $14.5 million and $7.8 million, respectively, which represents the positive fair value of our foreign currency derivatives. These values are included in the current and non-current balances of other assets on the condensed consolidated balance sheets.

(14)	Subsequent Events

We have evaluated any events or transactions occurring after March 31, 2010 and noted that there have been no such events or transactions which would impact our consolidated financial statements for the three and nine months ended March 31, 2010.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and nine months ended March 31, 2010. Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. MD&A is provided as a supplement to, and should be read in conjunction with selected financial data and condensed consolidated financial statements and notes, included herein.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three and nine months ended March 31, 2010, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between sleep-disordered breathing/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transportation industry.

We are committed to ongoing investment in research and development and product enhancements. During the three and nine months ended March 31, 2010, we invested $18.3 million and $55.3 million, respectively, on research and development activities. Since the development of Continuous Positive Airway Pressure (“CPAP”), we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We have recently introduced the S9™ AutoSet and Elite products, the ApneaLink™ Plus, our type 3 device for home sleep testing, the Swift™ FX mask and the Mirage™ SoftGel mask. We are taking steps to increase awareness of the health dangers of sleep-disordered breathing by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between sleep-disordered breathing, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We believe these efforts should also support our efforts to inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the three months ended March 31, 2010, our net revenue increased by 22% when compared to the three months ended March 31, 2009. Gross margin was 60% for the three months ended March 31, 2010 compared to 61% for the three months ended March 31, 2009. Diluted earnings per share for the three months ended March 31, 2010 increased to $0.63 per share, up from $0.51 per share in the three months ended March 31, 2009.

At March 31, 2010, our cash and cash equivalents totaled $520.9 million, our total assets were $1.7 billion and our stockholders’ equity was $1.3 billion.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended March 31, 2010 to $278.7 million compared to $227.9 million for the three months ended March 31, 2009, an increase of $50.8 million or 22%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $9.2 million during the three months ended March 31, 2010. Excluding the impact of favorable foreign currency movements, net revenue for the three months ended March 31, 2010 increased by 18% compared to the three months ended March 31, 2009.

Net revenue in North and Latin America increased for the three months ended March 31, 2010 to $146.8 million from $122.5 million for the three months ended March 31, 2009, an increase of 20%. We believe this growth has been generated by increased public and physician awareness of sleep-disordered breathing and growth generated from our recent product releases including the S9 flow generator, bilevel flow generator and masks. Net international revenue, which includes all markets outside North and Latin America, for the three months ended March 31, 2010 increased to $131.9 million from $105.4 million, compared to the three months ended March 31, 2009, an increase of 25%. Movements in international currencies against the U.S. dollar positively impacted international revenues by approximately $9.2 million during the three months ended March 31, 2010. Excluding the impact of movements in international currencies, international sales grew by 16% compared to the three months ended March 31, 2009. We believe this international sales growth predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases, including the S9 flow generator, bilevel flow generator and masks.

Revenue from the sales of flow generators, including humidifiers, for the three months ended March 31, 2010 totaled $161.3 million, an increase of 23% compared to the three months ended March 31, 2009 of $131.1 million, including increases of 17% in North and Latin America and 28% internationally. Revenue from the sales of masks and other accessories for the three months ended March 31, 2010 totaled $117.4 million, an increase of 21% compared to the three months ended March 31, 2009 of $96.7 million, including increases of 23% in North and Latin America and 19% internationally. Excluding the impact of favorable currency movements, international revenue increased by 20% and 10% for revenue of flow generators and masks and other accessories, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	17%	28%	23%	20%	18%
Masks and other accessories	23%	19%	21%	10%	18%
Total	20%	25%	22%	16%	18%
*	Constant currency numbers exclude the impact of movements in international currencies.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, continued

Net revenue for the nine months ended March 31, 2010, increased to $800.8 million or 20% as compared to $668.8 million for the nine months ended March 31, 2009. For the nine months ended March 31, 2010, revenue from sales of flow generators increased by 21% compared to the nine months ended March 31, 2009, including increases of 19% in North and Latin America and 23% internationally. Revenue from sales of masks and other accessories increased by 18%, including increases of 21% in North and Latin America and 13% internationally, for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. Movement in international currencies against the U.S. dollar positively impacted net revenue by approximately $17.2 million during the nine months ended March 31, 2010. Excluding the impact of favorable currency movements, total revenue for the nine months ended March 31, 2010 increased by 17% compared to the nine months ended March 31, 2009. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and sales from our new products.

The following table summarizes the percentage movements in our net revenue for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	19%	23%	21%	17%	18%
Masks and other accessories	21%	13%	18%	8%	16%
Total	20%	20%	20%	14%	17%
*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended March 31, 2010 to $166.6 million from $138.9 million for the three months ended March 31, 2009, an increase of $27.6 million or 20%. Gross profit as a percentage of net revenue for the three months ended March 31, 2010 decreased to 59.8% from 61.0% for the three months ended March 31, 2009.

Gross profit increased for the nine months ended March 31, 2010 to $481.0 million from $397.1 million for the nine months ended March 31, 2009, an increase of $83.9 million or 21%. Gross profit as a percentage of net revenue for the nine months ended March 31, 2010 was 60.1% compared to 59.4% for the nine months ended March 31, 2009.

The decrease in gross margins for the three months ended March 31, 2010 is primarily due to the appreciation of the Australian dollar against the U.S. dollar as the majority of our manufacturing labor and overhead is denominated in Australian dollars. The increase in gross margins for the nine months ended March 31, 2010 is primarily due to cost efficiencies attributable to manufacturing and supply chain improvements and a favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2010 to $84.1 million from $70.9 million for the three months ended March 31, 2009, an increase of $13.3 million or 19%. Selling, general and administrative expenses, as a percentage of net revenue, were 30.2% for the three months ended March 31, 2010 compared to 31.1% for the three months ended March 31, 2009.

Selling, general and administrative expenses increased for the nine months ended March 31, 2010 to $245.0 million from $212.3 million for the nine months ended March 31, 2009, an increase of $32.7 million or 15%. Selling, general and administrative expenses, as a percentage of net revenue, were 30.6% for the nine months ended March 31, 2010 compared to 31.7% for the nine months ended March 31, 2009.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth, stock-based compensation costs and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also impacted by the net depreciation of the U.S. dollar against international currencies, which increased our expenditure by approximately $5.8 million and $10.2 million for the three and nine months ended months ended March 31, 2010, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to be between 30% and 31%.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2010 to $18.3 million from $13.9 million for the three months ended March 31, 2009, an increase of $4.4 million or 32%. Research and development expenses, as a percentage of net revenue, were 6.6% for the three months ended March 31, 2010, compared to 6.1% for the three months ended March 31, 2009.

Research and development expenses increased for the nine months ended March 31, 2010 to $55.3 million from $46.1 million for the nine months ended March 31, 2009, an increase of $9.2 million or 20%. Research and development expenses, as a percentage of net revenue, were 6.9% for the nine months ended March 31, 2010, compared to 6.9% for the nine months ended March 31, 2009.

The increase in research and development expenses was primarily due to an increase in charges for consulting fees and an increase in clinical trials. The increase in research and development expenses was also due to the net appreciation of international currencies against the U.S. dollar, which increased our expenses by approximately $3.9 million and $7.1 million for the three and nine months ended March 31, 2010, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue to be between 6% and 8%.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended March 31, 2010 totaled $2.0 million and $6.0 million, respectively, as compared to $1.7 million and $5.3 million for the three and nine months ended March 31, 2009, respectively. The increase in amortization expense is attributable to the acquisition of Laboratories Narval SA and the appreciation of the Euro against the U.S. dollar as the majority of the acquired intangible assets are denominated in Euros.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Donations to Foundation

For the three and nine months ending March 31, 2010, we donated a total of $1.0 million and $3.0 million, respectively, to the ResMed Foundation. The Foundation was established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing and to increase public and physician awareness of the importance of sleep and respiratory health throughout the world. For the three and nine months ending March 31, 2009, we donated a total of $Nil and $1.0 million, respectively, to the ResMed Foundation.

Other Income, Net

Other income, net for the three and nine months ended March 31, 2010 was $6.5 million and $16.9 million, respectively, compared to $1.1 million and $6.9 million for the three and nine months ended March 31, 2009, respectively. The increase in other income, net, was predominately due to gains on foreign currency and hedging transactions and an increase in interest income, net, during the three and nine months ended March 31, 2010, respectively.

Income Taxes

Our effective income tax rate of approximately 27.8% for the three months ended March 31, 2010 was higher than our effective income tax rate of approximately 26.9% for the three months ended March 31, 2009. The higher tax rate was primarily due to a change in the geographic mix of taxable income. Our effective income tax rate of approximately 27.4% for the nine months ended March 31, 2010 was consistent with our effective tax rate of 27.4% for the nine months ended March 31, 2009.

We continue to benefit from the Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income

As a result of the factors above, our net income for the three months ended March 31, 2010 was $48.8 million or $0.63 per diluted share compared to net income of $39.2 million or $0.51 per diluted share for the three months ended March 31, 2009, an increase of 25% and 24%, respectively, over the three months ended March 31, 2009.

As a result of the factors above, our net income for the nine months ended March 31, 2010 was $136.9 million or $1.77 per diluted share, compared to net income of $101.1 million or $1.31 per diluted share for the nine months ended March 31, 2009, an increase of 36% and 35%, respectively, over the nine months ended March 31, 2009.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 2010 and June 30, 2009, we had cash and cash equivalents of $520.9 million and $415.7 million, respectively. Working capital was $705.4 million and $584.2 million at March 31, 2010 and June 30, 2009, respectively.

Inventories at March 31, 2010 were $197.8 million, an increase of $50.1 million or 34% over the March 31, 2009 balance of $147.7 million. The percentage increase in inventories mainly reflects an increase in materials for new products and the impact of movements in foreign currency exchange rates, particularly the appreciation of the Australian dollar and Euro relative to the U.S. dollar.

Accounts receivable at March 31, 2010 were $223.7 million, an increase of $27.7 million or 14% over the March 31, 2009 accounts receivable balance of $196.0 million. Accounts receivable days outstanding of 70 days at March 31, 2010 decreased by 4 days compared to the 74 days at March 31, 2009. Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2010 and June 30, 2009 was 3.4% and 3.4%, respectively. To date we have not experienced any significant adverse decline in the credit quality of our customers and it remains broadly consistent with our past experience.

At March 31, 2010 no capital lease obligations exist. Details of contractual obligations at March 31, 2010 are as follows:

	Payments Due by Period
In $000’s	Total	Mar 31, 2011	Mar 31, 2012	Mar 31, 2013	Mar 31, 2014	Mar 31, 2015	Thereafter
Long-Term Debt	$143,697	$114,231	$29,466	$-	$-	$-	$-
Operating Leases	34,578	11,546	8,271	4,242	3,046	2,783	4,690
Purchase Obligations	109,660	101,453	2,022	3,077	3,108	-	-
Total Contractual Obligations (A)	$287,935	$227,230	$39,759	$7,319	$6,154	$2,783	$4,690

(A)	The liabilities related to unrecognized tax benefits are not included in the above contractual obligations because the timing cannot be reliably estimated.

Details of other commercial commitments as at March 31, 2010 are as follows:

	Amount of Commitment Expiration Per Period
In $000’s	Total	Mar 31, 2011	Mar 31, 2012	Mar 31, 2013	Mar 31, 2014	Mar 31, 2015	Thereafter
Standby Letters of Credit	$36	$36	$-	$-	$-	$-	$-
Guarantees*	90,719	65,581	18,360	551	2,564	551	3,112
Other Commercial Commitments	619	168	46	-	-	-	405
Total Commercial Commitments	$91,374	$65,785	$18,406	$551	$2,564	$551	$3,517

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Revolving Facility

On April 30, 2010, ResMed Inc., and our wholly-owned subsidiaries, ResMed Corp., ResMed EAP Holdings Inc. and ResMed Motor Technologies Inc., entered into a Fourth Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement (“the Loan Agreement”) with Union Bank, N.A (formerly Union Bank of California, N.A). The Loan Agreement was modified in order that the minimum fixed charge coverage ratio was revised to exclude all indebtedness owing to Union Bank, N.A.

The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the revolving facility will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At March 31, 2010, there was $64.1 million outstanding under this revolving facility.

Syndicated Facility

On June 8, 2006, our wholly owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches (the “Syndicated Facility Agreement”).

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a previous facility. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount must be repaid in full on June 8, 2011. At March 31, 2010, the Tranche A facility loan had an amount outstanding of EUR 15 million, equivalent to approximately U.S. dollars (“USD”) 20.3 million

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At March 31, 2010 there was USD 9.0 million outstanding under the Tranche B loan facility.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Tranche C is a USD 60 million term loan facility that may only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which will ultimately be paid to ResMed Inc. Tranche C bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount was repaid in full during the three months ended June 30, 2009. At March 31, 2010, the Tranche C loan facility was no longer available.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At March 31, 2010, there were no amounts outstanding under either of these facilities.

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

On September 30, 2009, ResMed Limited, agreed to amend and restate for a second time the Syndicated Facility Agreement. The second amended and restated agreement (“Second Amended and Restated Syndicated Facility Agreement”) provides for the extension of our Tranche D term loan facility in the amount of USD 50 million for an additional 12 month period and to increase the interest rate applicable to the Tranche D portion of the loan facility. The financier continues to have the right to assign part or all of its rights and/or obligations under the Second Amended and Restated Syndicated Facility Agreement to other financial institutions. The extended Tranche D loan facility bears interest at a rate equal to LIBOR for deposits denominated in USD, plus a margin of 2.25% or 2.50%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2010. At March 31, 2010 there was USD 50.0 million outstanding under the Tranche D loan facility.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

The obligations of ResMed Limited under the loan facility are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. We are in compliance with our debt covenants.

Prepayment Facility

During the quarter ended September 30, 2009, ResMed EPN Limited, our wholly owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At March 31, 2010, there were no amounts outstanding under this facility.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand, cash generated from operations and our $13.0 million in undrawn facilities, which was available at March 31, 2010.

Common stock

On May 27, 2009, our Board of Directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 10.0 million shares of ResMed Inc. common stock. During the three and nine months ended March 31, 2010, we repurchased 0.2 million and 1.6 million shares, respectively, at a cost of $10.7 million and $76.5 million, respectively. At March 31, 2010, we have repurchased a total of 8.3 million shares at a cost of $285.2 million, of which 6.6 million shares were repurchased pursuant to the repurchase program approved on June 6, 2002 and 1.7 million shares were repurchased pursuant to the new repurchase program approved on May 27, 2009. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2010, 8.3 million additional shares can be repurchased under the share repurchase program approved May 27, 2009.

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

In January 2010, the FASB issued authoritative guidance on fair value measurements, the valuation techniques and inputs used, in the activity of Level 3 fair value measurements, and transfers between Level 1, 2 and 3. We will adopt this guidance in our annual report of fiscal 2010 except for the provisions of this update that will be effective in our fiscal 2012.

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

In May 2009 and February 2010, the FASB issued authoritative guidance on subsequent events, which provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued. We have adopted this guidance and it did not have a material impact on our unaudited condensed consolidated financial statements.

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

In September 2009, the FASB amended the authoritative guidance on revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. This new guidance permits prospective or retrospective adoption. We will prospectively adopt this guidance from July 1, 2010 and do not believe it will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2010, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information in U.S. dollar equivalents on our significant foreign-currency-denominated financial assets and liabilities at March 31, 2010 (in thousands):

	Foreign Currency Financial Assets
	Australian Dollar (AUD)	US Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)	Singapore Dollar (SGD)	New Zealand Dollar (NZD)	Swedish Krona (SEK)	Swiss Franc (CHF)	Norwegian Kroner (NOK)
AUD Functional
Currency Entities:
Assets	-	100,383	62,213	584	-	88	777	1,163	649	894
Liability	-	(86,784)	(44,209)	(473)	-	(165)	(554)	-	(64)	(129)
Net Total	-	13,599	18,004	111	-	(77)	223	1,163	585	765
USD Functional
Currency Entities:
Assets	-	-	-	-	8,178	-	-	-	-	-
Liability	-	-	-	-	-	-	-	-	-	-
Net Total	-	-	-	-	8,178	-	-	-	-	-
EURO Functional
Currency Entities:
Assets	-	1	-		-	-	-	-	-	-
Liability	-	(286)	-	(3,567)	-	-	-	(30)	(70)	(417)
Net Total	-	(285)	-	(3,567)	-	-	-	(30)	(70)	(417)
GBP Functional
Currency Entities:
Assets	-	522	3,491	-	-	-	-	-	-	-
Liability	-	-	(4,549)	-	-	-	-	(8)	-	-
Net Total	-	522	(1,058)	-	-	-	-	(8)	-	-
SGD Functional
Currency Entities:
Assets	1,096	9,784	6,709	43	-	-	-	141	33	302
Liability	(2,347)	(27,748)	(75)	(7)	-	-	-	-	-	-
Net Total	(1,251)	17,964	6,634	36	-	-	-	141	33	302

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency hedges held at March 31, 2010. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)
Foreign Exchange Call Options	FY 2010	FY 2011	FY 2012	Total	Mar 31, 2010	Jun 30, 2009
Receive AUD/Pay USD
Option amount	$25,500	$72,500	$30,000	$128,000	$6,918	$5,903
Ave. contractual exchange rate	AUD 1 = USD 0.8243	AUD 1 = USD 0.8245	AUD 1 = USD 0.9272	AUD 1 = USD 0.8464
Receive AUD/Pay Euro
Option amount	$12,162	$60,133	$14,864	$87,159	$7,590	$1,894
Ave. contractual exchange rate	AUD 1 = Euro 0.5863	AUD 1 = Euro 0.5871	AUD 1 = Euro 0.6123	AUD 1 = Euro 0.5912
Receive AUD/Pay GBP
Option Amount	-	-	-	-	$-	$18
Ave. contractual exchange rate	-	-	-	-

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, investment securities and debt. At March 31, 2010, we maintained cash and cash equivalents of $520.9 million containing financial instruments that have original maturities of less than 90 days. These financial instruments are principally comprised of bank term deposits and at call accounts and are invested at both short term fixed interest rates and variable interest rates. At March 31, 2010, we had total long-term debt, including the current portion of those obligations, of $143.7 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended March 31, 2010, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

Credit Market Risk

At March 31, 2010, we held a number of investment securities in AAA rated auction securities with UBS which had various maturities between July 2039 and November 2047. During November 2008, we accepted an offer that gave us a right to sell our investment securities back to UBS at full par value after June 29, 2010. However, in the event we need to access the funds invested in these auction rate securities prior to June 29, 2010 we may not be able to liquidate these securities at the par value. We believe the current lack of liquidity of these investments is temporary and have therefore recorded the excess of the carrying value over the fair value to comprehensive income within stockholders equity. Additionally, based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

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

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At March 31, 2010, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2009 except for the following:

In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), which makes changes that are expected to impact the pharmaceutical and medical device industries. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. We cannot predict at this time the impact of these coverage expansions, if any, on the sales of our products.

The PPACA also contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, with limited exceptions, entities that manufacture, produce or import medical devices will be required to pay a deductible excise tax in an amount equal to 2.3 percent of the price for which such devices are sold in the United States. Though there are some exceptions to the excise tax, this excise tax does apply to all of the Company’s products.

In addition to PPACA discussed above, the effect of which cannot presently be fully quantified given its recent enactment, various healthcare reform proposals have also emerged at the state level. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and, the expansion in the federal government’s role in the U.S. healthcare industry and the increased funding and focus on comparative clinical effectiveness research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products may result in decreased profits to us, lower reimbursements by payors for our products, and reduced medical procedure volumes, all of which may adversely affect. The PPACA as well as other state and/or federal healthcare reform measures that may be adopted in the future could have a material adverse effect on our business, financial condition and results of operations.

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

The recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Many states and other governments have adopted laws similar to the federal Anti-Kickback Law. We are also subject to other federal and state fraud laws applicable to payment from any third party payer. These laws prohibit persons from knowingly and willfully filing false claims or executing a scheme to defraud any healthcare benefit program, including private third party payers. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third party payers. Any violation of these laws and regulations could result in civil and criminal penalties (including fines), increased legal expenses and exclusions from governmental reimbursement programs, all of which could have a material adverse effect upon our business, financial conditions and results of operations.

The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended March 31, 2010:

Period 2010	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1- January 31, 2010	79,900	50.73	8,176,868	8,446,039
February 1 – February 28, 2010	116,700	56.97	8,293,568	8,329,339
March 1 – March 31, 2010	-	-	8,293,568	8,329,339
Total	196,600	54.43	8,293,568	8,329,339

(1)

On May 27, 2009, the Board of Directors authorized us to repurchase up to 10.0 million shares of our outstanding common stock. There is no expiration date for this program. For the nine months ended March 31, 2010 and 2009, we repurchased 1,591,643 and 1,477,689 shares at a cost of $76.5 million and $52.7 million, respectively. Since the inception of the share buyback program, we have repurchased 6,622,907 shares before May 27, 2009 and 1,670,661 shares after that date at a total cost of $285.2 million.

Item 3	Defaults Upon Senior Securities

None

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 4	Reserved

Item 5	Other Information

None

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc. (1)
3.2	Fourth Amended and Restated Bylaws of ResMed Inc. (2)
10.1	Fourth Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on December 14, 2007.

(3)	Filed herewith.

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2010

ResMed Inc.

/s/ KIERAN T. GALLAHUE

Kieran T. Gallahue
Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK

Brett A. Sandercock
Chief Financial Officer
(Principal Financial Officer)