Form 10-K
period 2010-06-30
RESMED INC
filed 2010-08-17
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Large accelerated filer [ x ]    Accelerated filer [   ]    Non-accelerated filer [   ]    Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was approximately $3,867,386,000. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.

At August 4, 2010, registrant had 75,683,521 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 9,271,768 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s 2010 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

CONTENT S

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

In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, and various other factors subject to risks and uncertainties which could cause actual results to materially differ from those projected or implied in the forward-looking statements. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

We employ approximately 3,200 people and sell our products in over 70 countries through a combination of wholly owned subsidiaries and independent distributors.

Our web site address is www.resmed.com. We make our periodic reports, together with any amendments, available on our web site, free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission. Information contained on the website is not part of or incorporated into the annual report.

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

Since formation we have acquired a number of operating businesses including:

Date of Acquisition
Dieter W. Priess Medtechnik	February 7, 1996
Premium Medical SARL	June 12, 1996
Certain business assets of Innovmedics Pte Ltd	November 1, 1997
Certain business assets of EINAR Egnell AB	January 31, 2000
MAP Medizin Technologie GmbH	February 16, 2001
Labhardt AG	November 15, 2001
Servo Magnetics Inc.	May 14, 2002
Certain business assets of John Stark and Associates	July 24, 2002
Certain business assets of Respro Medical Company Limited	July 2, 2003
Certain business assets of Resprecare BV	December 1, 2004
Hoefner Medizintechnik GmbH	February 14, 2005
Saime SA	May 19, 2005
Pulmomed Medizinisch-Technische Geräte GmbH	July 1, 2005
PolarMed Holding AS	December 1, 2005
Certain business assets of Western Medical Marketing	October 4, 2006
Certain business assets of Respicure Medsys	April 30, 2009
Laboratories Narval SA	October 1, 2009

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

Continue Product Development and Innovation.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to more effectively treat SDB, increase patient comfort and encourage compliance with prescribed therapy. For example, in 1999 we introduced the Mirage Full Face Mask. This mask conforms to the patient’s facial contours, creating a more comfortable and better seal. In 2005, we introduced the S8 range of CPAP, a small flow generator with optional integrated humidification. In 2007, we introduced the Mirage Quattro, a full face mask that offers dual-wall cushion with spring air technology which accommodates movement during sleep, and the Mirage Liberty, which combines our nasal pillow technology in a full face mask product with a minimalist design. In 2008, we launched several new patient interfaces including the Mirage Micro, a new generation nasal mask with a microfit dial and the Swift LT which offers a pillow system for additional support and comfort. In 2008, we also launched an updated version of our S8 flow generator and the VPAP Auto, a new bi-level device incorporating our new motor technology including the easy-breathe waveform. In 2009, we launched Activa LT and the Swift LT for Her, which was the first nasal pillow product released that is designed and marketed specifically for female patients. In 2010, we launched the ApneaLink™ Plus, our type 3 device for home sleep testing, the Swift™ FX mask, the Mirage™ SoftGel mask and the S9 AutoSet and Elite range of flow generator products. We believe that continued product development and innovation are key factors to our ongoing success. Approximately 11% of our employees are devoted to research and development activities. In fiscal year 2010, we invested $75.2 million, or 7% of our revenues, in research and development.

Expand Geographic Presence.    We market our products in over 70 countries to sleep clinics, home healthcare dealers and third party payers. We intend to increase our sales and marketing efforts in our principal markets, as well as expand the depth of our presence in other geographic regions.

Increase Public and Clinical Awareness.    We intend to continue to expand our existing promotional activities to increase awareness of SDB and our treatment alternatives. These promotional activities target the population with predisposition to SDB as well as specialists, such as cardiologists, neurologists and pulmonologists. In addition, we also target special interest groups, including the National Stroke Association, the American Heart Association and the National Sleep Foundation. In concert with another industry participant we are sponsoring educational programs targeted at the primary care physician community, which should further enlighten both doctors and patients about the relationship between sleep-disordered breathing/obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. The programs should also support our efforts to inform the community of the dangers of sleep apnea with regard to occupational health and safety, especially in the transport industry.

During fiscal years 2010, 2009 and 2008, we donated $3.0 million, $3.5 million and $2.0 million, respectively, to the ResMed Foundation in the United States, and the ResMed Foundation in Australia, to further enhance research and awareness of SDB. The contributions to the Foundations reflect ResMed’s commitment to medical research into sleep-disordered breathing, particularly the treatment of obstructive sleep apnea.

Expand into New Clinical Applications.    We continually seek to identify new applications of our technology for significant unmet medical needs. Studies have established a clinical association between OSA and both stroke and congestive heart failure, and have recognized SDB as a cause of hypertension or high blood pressure. Research also indicates that SDB is independently associated with glucose intolerance and insulin resistance. We have developed a device for the treatment of Cheyne-Stokes breathing in patients with congestive heart failure. In addition, we maintain close working relationships with a number of prominent physicians to explore new medical applications for our products and technology. In 2007, we received Food and Drug Administration, or FDA, clearance and launched a new product in the United States for the treatment of respiratory insufficiency due to central sleep apnea, mixed apnea and periodic breathing, called the Adapt SV. The Adapt SV uses a technology known as adaptive servo-ventilation and was first made available to a select group of U.S. key opinion leader sites beginning in the third quarter of fiscal year 2006. Adapt SV utilizes an advanced algorithm to calculate a patient-specific minute ventilation target and automatically adjusts pressure support to maintain the target. We believe this technology has allowed physicians to successfully treat complex breathing disorders in some patients who had previously tried and failed traditional positive airway pressure therapy.

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

AutoSet systems are based on a proprietary technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA. CPAP and VPAP flow generators together accounted for approximately 58%, 58% and 50% of our net revenues in fiscal years 2010, 2009 and 2008, respectively.

With the acquisition of ResMed Paris SAS, previously Saime SA, in May 2005, we increased our presence in the European homecare ventilation market. The VS and Elisée range of products are sophisticated, yet easy to use for physicians, clinicians and patients. We believe these devices compliment our VPAP III, VPAP Adapt SV and Autoset CS2 for patients who need ventilatory assistance.

The tables below provide a selection of products, as known by our trademarks, which have been released during the last five years.

CONTINUOUS POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

C-Series Tango	An entry level CPAP device with optional humidification.	March 2007

ResMed S8 Series II	A small CPAP device with enhanced feature set to the original S8 Series, with improved patient therapy comfort. The device has an optional integrated humidifier.	April 2008

S8 Elite II (U.S.)	A small CPAP device with enhanced feature set to the original S8 Elite, with further improved patient therapy comfort. The device has an optional integrated humidifier.	April 2008

S8 Escape II (U.S.)	A small CPAP device with enhanced feature set to the original S8 Escape, with further improved patient therapy comfort. The device has an optional integrated humidifier.	June 2008

S8 Escape (Lightweight) II (ROW, ex Japan)	A small CPAP device with enhanced feature set to the original S8 Escape (Lightweight), with further improved patient therapy comfort. The device has an optional integrated humidifier.	September 2008

S9 Elite	Premium level CPAP device in ResMed’s sleek, compact S9 Series. Features Enhanced Easy-Breathe motor, EPR and detailed data options. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	February 2010

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

VPAP Adapt SV	The newest and most highly evolved bilevel device which uses adaptive servo-ventilation technology to treat patients with central sleep apnea, mixed apnea and periodic breathing.	March 2006

VPAP Malibu	Auto-adjusting bilevel device utilizing the smooth pressure waveform of the VPAP Adapt SV to achieve ultimate comfort for non-compliant CPAP users.	April 2007

VPAP Auto	Auto-bilevel device on the compact S8 platform utilizing the easy-breathe waveform and Autoset algorithms.	January 2008

VPAP Adapt SV – Enhanced	Revised VPAP Adapt SV increasing pressure range from 4-20 cmH2O to 4-25 cmH2O and AHI resporting.	February 2008

VPAP ST	Small compact Bi-level ST device in an S8 box with VAuto for U.S.	June 2008

VPAP Auto 25	Small compact Bi-level ST device in an S8 box with VAuto for U.S.	June 2008

VPAP III STA with QuickNav	An upgraded Bi-level device with alarm history, instant efficacy data and a large screen.	July 2008

VPAP S / VPAP IV	Bi-level device that provides S and CPAP modes with the pressure up to 25 cmH2O in a compact and convenient S8 design.	September 2008

VPAP IV ST#	Small compact Bi-level ST device in an S8 box with VAuto for Europe.	September 2008

S8 Auto 25	Bi-level device that provides the Easy-Breathe wave on the AutoSet algorithm and the pressure up to 25cm H2O in a compact and convenient S8 design.	October 2008

VPAP Tx Lab System	VPAP Tx therapy device features all ResMed’s sleep therapy modes. Tx Link connection module relays signals from the device to PSG equipment. The system is controlled through the user-friendly EasyCare Tx titration software.	March 2010

# Sold outside United States only

AUTOMATIC POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S8 Autoset II (ROW, ex Japan)	Premium auto-adjusting device in ResMed’s S8 Series II range, with improved patient therapy comfort. The device has an optional integrated humidifier.	September 2007

S8 Autoset II (U.S.)	Premium auto-adjusting device in ResMed’s S8 Series II range, with further improved patient therapy comfort. The device has an optional integrated humidifier.	April 2008

S9 AutoSet	Premium APAP device in ResMed’s sleek, compact S9 Series. Features Enhanced AutoSet (with Central Sleep Apnea Detection), Enhanced Easy-Breathe motor, EPR and detailed data options. The device also has, an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	February 2010

VENTILATION PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Elisée 370*#	Ventilator for use in Intensive Care Unit combining all conventional ventilation modes, diagnostic functions with external monitoring interface for ventilation loops.	September 2004

Elisée 250*#	Ventilator for use in transport and emergency situations.	April 2005

Elisée 150*# (Lyon)	New software launch V2.50 incorporating CPAP mode and additional flexibility in settings. For example presetting 2 programs in both invasive and non-invasive.	November 2008

VS III *#	Pressure support and volume ventilator for invasive and non-invasive purposes so it can be used from the hospital to the home. Launched in France and Germany.	December 2008

* Not cleared for marketing in the United States

# Sold outside United States only

Masks, Accessories, Motors and Diagnostic Products

Masks, accessories, motors and diagnostic products together accounted for approximately 42%, 42% and 50% of our net revenues in fiscal years 2010, 2009 and 2008, respectively.

Mask Systems and Diagnostic Products

Mask systems are one of the most important elements of SDB treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight.

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Ultra Mirage II	Advanced version of the Ultra Mirage Nasal System with improved comfort and ease of fit through enhanced forehead pads and support.	July 2005

Meridian Nasal Mask	A value line nasal mask that is simple yet comfortable.	February 2006

Mirage Swift II	Improved design to reduce noise and airflow pattern.	April 2007

Mirage Quattro	ResMed’s fourth generation full face mask, delivering an individualized fit for over 95% of users.	April 2007

Mirage Liberty	A full face mask that seals individually at the mouth and nose. With less skin contact and an open field of vision, this unobtrusive mask feels light on the face.	May 2007

Hospital NV Full Face Mask	Non-vented version of hospital Full Face Mask designed for hospital ventilation	October 2007

Micro Mirage	Nasal mask equipped with Mircofit dial for personalized fit	February 2008

Swift LT	Nasal mask offering pillow system for additional support and stability	June 2008

Activa LT	Nasal mask including Active Cell Technology in a lightweight version to help mitigate leak and optimize patient comfort	October 2008

Swift LT for Her	Nasal mask offering pillows systems with female specific design features	November 2008

Swift FX	Fourth generation nasal pillows system offering a fully flexible design for comfort and performance	September 2009

Mirage SoftGel	Nasal mask offering a gel cushion, interchangeable with the Activa LT system to improve choice and comfort	October 2009

We market sleep recorders for the diagnosis and titration of SDB in sleep clinics and hospitals. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

DIAGNOSTIC PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

ApneaLink + Oximetry	A portable Sleep Apnea screening device with oximetry measurement	June 2007

ApneaLink Plus (U.S.)	A portable Sleep Apnea screening device with oximetry measurement and respiratory effort measurement	June 2009

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

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

ResScan v3.6	Support for VPAP Auto 25, VPAP ST, VPAP S devices; plus ability to export patient files to csv format; option to switch between hPa and cmH2O units of measurement; patient list display improvements.	July 2008

ResScan v3.7	Support for S8 Auto 25, S8 Escape II (ROW), S8 AutoSet II w/EPR (ROW), S8 Escape II Auto devices; support for Vista Home Premium OS; support for Japanese OS; enhancements to Quick Start feature.	September 2008

ResTraxx v13	Support for using the GSM network for wireless communication between ResMed Data Centre(“RDC”) and S8 AutoSet II, S8 Elite II, VPAP- ST, VPAP Auto, VPAP Auto 25 & VPAP S flow generators. S8 ResTraxx Centres for Medicare and Medicaid Services (“GSM”) module released.	October 2008

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

ResTraxx v14	Support for VPAP S devices; enhancements to compliance reports to show CMS guidelines compliance; ability to generate compliance report directly by running a script on the database for a given organization as a csv file.	May 2009

ResTraxx v15	Addition of S9 Elite and AutoSet support to ResMed’s web-based compliance monitoring system. Features exception reporting – the smart way to manage multiple patients – and extensive GSM coverage.	April 2010

ResTraxx v16	ResMed’s web-based compliance monitoring system becomes more convenient with the addition of single sign-on for physicians. With a single log-in, physician’s can now review all their assigned patients.	May 2010

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

In fiscal years 2010, 2009 and 2008 we invested $75.2 million, $63.1 million and $60.5 million, respectively, on research and development.

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

Sales in North and Latin America accounted for 54%, 54% and 49% of our net revenues for fiscal years 2010, 2009 and 2008, respectively.

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

Sales in Europe accounted for 37%, 38% and 43% of our total net revenues for fiscal years 2010, 2009 and 2008, respectively.

Asia Pacific.    We have wholly–owned subsidiaries in Australia, Hong Kong, Japan, New Zealand, China and India. We use a combination of our direct sales force and independent distributors to sell our products in Asia Pacific. Sales in Asia Pacific and the rest of the world accounted for 9%, 8% and 8% of our total net revenues for the fiscal years 2010, 2009 and 2008, respectively.

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

We have a 32,000 square foot manufacturing facility in Singapore to complement the Sydney manufacturing site. The plant commenced with the assembly of masks but now has a flow generator assembly line and an electric motor assembly line.

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

Legislation Affecting Reimbursement, Taxes

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

Recent United States legislation contains provisions that negatively impact reimbursement to our customers for their sale or rental of products that we provide. These laws, each of which has been signed into law, include the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA), Medicare Improvement for Patients and Providers Act of 2008, (MIPPA) Deficit Reduction Act of 2005 (DRA), and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA).

The MMA reduced payment amounts for five categories of covered home medical equipment items beginning in 2005, froze payment amounts for certain items through 2007, established a competitive acquisition program and implemented quality standards and accreditation requirements for HME suppliers.

The DRA capped the Medicare rental period for certain capped rental items, including CPAP devices, at 13 months of continuous use, after which time title of the equipment would transfer to the beneficiary.

MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 fee schedule payment amounts by 9.5 percent for product categories included in competitive bidding. Because the annual update factor for 2010 was 0 percent, the 2009 fee schedule payment rates remain effective for 2010.

The PPACA, among other things, imposes a deductible excise tax equal to 2.3 percent of the price for which medical devices are sold in the United States on any entity that manufactures or imports medical devices, with limited exceptions, beginning in 2013; new face to face encounter requirements for durable medical equipment and home health services; and a requirement that by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations. While our product line in the United States does not include oxygen and oxygen related equipment, reductions in reimbursement levels for oxygen could indirectly impact us.

Even though we do not submit claims or bill governmental programs and other third-party payers directly for reimbursement for our products sold in the United States, we are still subject to laws and regulations relating to governmental programs, and any violation of these laws and regulations could result in civil and criminal penalties, including fines. In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a Federal healthcare program such as the Medicare and Medicaid programs. The government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Many states have adopted laws similar to the federal Anti-Kickback Law. We are also subject to other federal and state fraud laws applicable to payment from any third-party payer. These laws prohibit persons from knowingly and willfully filing false claims or executing a scheme to defraud any healthcare benefit program, including private third-party payers. These laws may apply to manufacturers and distributors who provide information on coverage, coding and reimbursement of their products to persons who bill third-party payers. We continuously strive to comply with these laws and believe that our arrangements do not violate these laws. Liability may still arise from the intentions or actions of the parties with whom we do business or from a different governmental agency interpretation of the laws.

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

We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than us. In the United States, our principal market, Philips BV, who acquired Respironics Inc., a previous competitor; DeVilbiss, a division of Sunrise Medical Inc.; Nellcor Puritan Bennett, a division of Covidien Ltd.; and Fisher & Paykel Healthcare Corporation Limited are the primary competitors for our products. Our principal international competitors are also Philips BV, DeVilbiss, and Nellcor Puritan Bennett, as well as regional manufacturers. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the healthcare industry. In addition, our products compete with surgical procedures and dental appliances designed to treat OSA and other SDB related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

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

Patents and Proprietary Rights and Related Litigation

Through our subsidiaries ResMed Limited, MAP Medizin-Technologie GmbH, ResMed Motor Technologies Inc. and ResMed Paris SAS, we own or have licensed rights to approximately 450 issued United States patents (including approximately 200 design patents) and approximately 550 issued foreign patents. In addition, there are approximately 400 pending United States patent applications (including approximately 80 design patent applications), approximately 800 pending foreign patent applications, approximately 1,000 registered foreign designs and approximately 30 pending foreign designs. Some of these patents, patent applications and designs relate to significant aspects and features of our products.

Of our patents, 31 United States patents and 59 foreign patents are due to expire in the next five years, with 18 foreign patents due to expire in 2011, 11 in 2012, 3 in 2013, 5 in 2014, and 32 in 2015; and with 4 United States patents due to expire in 2011, 2 United States patents in 2013, 6 United States patents in 2014, and 19 United States patents in 2015. We believe that the expiration of these patents will not have a material adverse impact on our competitive position. We rely on a combination of patents, trade secrets, copyrights, trademarks and non-disclosure agreements to protect our proprietary technology and rights.

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

Employees

As of June 30, 2010, we had approximately 3,200 employees or full time consultants, of which approximately 1,300 persons were employed in warehousing and manufacturing, 400 in research and development and 1,500 in sales, marketing and administration. Of our employees and consultants, approximately, 1,300 were located in Australia, 700 in North and South America, 1,000 in Europe and 200 in Asia.

We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

During 2009-10, the Bella Vista Campus continued its commitment to providing a safe and healthy workplace for our employees, contractors and visitors. This commitment is underpinned by an OHS policy with its focus to systematically eliminate hazards and statement of objectives as guidance. The Occupational Health and Safety Management System further integrated with the Quality Management System, developing in maturity and ensuring compliance with local legislative requirements. The introduction of Positive Performance Indicators in 2009 continues to drive OHS continuous improvement and for the third consecutive year the Bella Vista Campus has achieved a significant reduction in the rate of injury.

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

Any inability to market effectively our products outside the United States could impact our profitability.    Approximately half our revenues are generated outside the United States, in over 70 different countries. Many of these countries have unique regulatory, medical and business environments, which may adversely impact our ability to market our products. If we are unable to market effectively our products outside the United States, our overall financial performance could decline.

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

If we are unable to support our continued growth, our business could suffer.    We have experienced rapid and substantial growth. As we continue to grow, the complexity of our operations increases, placing greater demands on our management. Our ability to manage our growth effectively depends on our ability to implement and improve our financial and management information systems on a timely basis and to effect other changes in our business including, the ability to monitor and improve manufacturing systems, information technology, and quality and regulatory compliance systems, among others. Unexpected difficulties during expansion, the failure to attract and retain qualified employees, the failure to successfully replace or upgrade our management information systems, the failure to manage costs or our inability to respond effectively to growth or plan for future expansion could cause our growth to stop. If we fail to manage our growth effectively and efficiently, our costs could increase faster than our revenues and our business could suffer.

If we fail to integrate our recent acquisitions with our operations, our business could suffer.    During the year ended June 30, 2010 we acquired Laboratories Narval. We continue to integrate this acquisition into our operations and we may find it difficult to integrate the operations as personnel may leave and licensees, distributors or suppliers may terminate their arrangements or demand amended terms to these arrangements. Additionally, our management may have their attention diverted while trying to integrate these companies. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of the acquisitions.

We are subject to various risks relating to international activities that could affect our overall profitability.    We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets. Sales outside North and Latin America accounted for approximately 46% and 46% of our net revenues in the years ended June 30, 2010 and 2009, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales outside of North America and our operations in Europe, Australia and Asia are subject to several difficulties and risks that are separate and distinct from those we face in our U.S. operations, including:

•	fluctuations in currency exchange rates;

•	tariffs and other trade barriers;

•	compliance with foreign medical device manufacturing regulations;

•	difficulty in enforcing agreements and collecting receivables through foreign legal systems;

•	reduction in third party payer reimbursement for our products;

•	inability to obtain import licenses;

•	changes in trade policies and in U.S. and foreign tax policies;

•	possible changes in export or import restrictions; and

•	the modification or introduction of other governmental policies with potentially adverse effects.

Any of the above factors may have a material adverse effect on our ability to increase or maintain our foreign sales.

Government and private insurance plans may not adequately reimburse our customers for our products, which could result in reductions in sales or selling prices for our products.    Our ability to sell our products depends in large part on the extent to which coverage and reimbursement for our products will be available from government health administration authorities, private health insurers and other organizations. These third party payers are increasingly challenging the prices charged for medical products and services and can, without notice, deny coverage for treatments that may include the use of the Company’s products. Therefore, even if a product is approved for marketing, we cannot make assurances that coverage and reimbursement will be available for the product, that the reimbursement amount will be adequate or, that the reimbursement amount, even if initially adequate, will not subsequently be reduced. For example, in some markets, such as Spain, France and Germany, government coverage and reimbursement are currently available for the purchase or rental of our products but is subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia, there is currently limited or no reimbursement for devices that treat sleep-disordered breathing conditions. As we continue to develop new products, those products will generally not qualify for coverage and reimbursement, if at all, until they are approved for marketing.

In the United States, we do not submit claims and bill governmental programs or other third party payors directly for reimbursement for our products. We sell our products primarily to home healthcare dealers, hospitals and to sleep clinics. Any proposed reductions in reimbursement, if they occur, may have a material impact on our customers. Any material impact on our customers may indirectly affect our sales to those customers, or the collectibility of receivables we have from those customers. For example, in 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) instructed the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program (CMS), to establish and implement programs under which competitive bidding areas (“CBAs”), would be established throughout the United States for contract award purposes for the furnishing of competitively priced items of home medical equipment, including oxygen and oxygen equipment, CPAP and respiratory assist devices, and related supplies and accessories. On July 2, 2010 CMS announced the single payment amount for round 1 of the competitive bidding, which included 9 CBAs, and began offering contracts to certain bidders. The average reduction from current Medicare payment rates in this 1st round of competitive bidding across the CBAs for CPAP and respiratory assist devices is approximately 32%. If implemented, the proposed changes would be effective January 1, 2011. The expansion of round 2 of competitive bidding to a total of 91 CBA’s, if implemented, would be effective January 1, 2013, and by 2016, the process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices. We cannot predict at this time which proposals CMS will adopt and what impact, if any, they will have on our business and financial condition.

Health care reform, including recently enacted United States legislation, may have a material adverse effect on our industry and our results of operations.    In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), which makes changes that are expected to impact the pharmaceutical and medical device industries. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. We cannot predict the impact of these coverage expansions, if any, on the sales of our products.

The PPACA also contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, with limited exceptions, entities that manufacture, produce or import medical devices will be required to pay a deductible excise tax in an amount equal to 2.3 percent of the price for which such devices are sold in the United States. Though there are some exceptions to the excise tax, this excise tax does apply to all of the Company’s products. The PPACA also includes, among other things, the expansion of round 2 of competitive bidding to a total of 91 CBA’s, and by 2016, the process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices; and the establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research.

Various healthcare reform proposals have also emerged at the state level in the United States. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and, the expansion in the federal government’s role in the U.S. healthcare industry and the increased funding and focus on comparative clinical effectiveness research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products may result in decreased profits to us, lower reimbursements by payors for our products, and reduced medical procedure volumes. The PPACA as well as other state and/or federal healthcare reform measures that may be adopted in the future could have a material adverse effect on our business, financial condition and results of operations.

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

Complying with Food and Drug Administration, or FDA, and other regulations is an expensive and time-consuming process, and any failure to comply could have a materially adverse effect on the Company’s business, financial condition, or results of operations.    We are subject to various federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, our products could be subject to recall if the FDA or we determine, for any reason, that our products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results. For example, in April 2007 we announced a worldwide voluntary product recall of approximately 300,000 of our S8 flow generators manufactured between July 2004 and May 2006. We determined that there was a remote potential for a short circuit in the power connector. To date, no significant property damage or patient injury has been reported. The cost of this action was $62.8 million which accounted for factors such as the return of affected units, unit replacement costs, legal, consulting, logistical and temporary contractor expenses directly associated with the recall. There is no remaining recall accrual for fiscal year 2010.

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

Any new product introduction or existing product modification could be subjected to a lengthier, more rigorous FDA examination process. For example, in certain cases we may need to conduct clinical trials of a new product before submitting a 510(k) notice. We may also be required to obtain premarket approvals for certain of our products. In addition, the FDA is currently evaluating the Section 510(k) clearance process and may make substantial changes to the process and associated industry requirements, including the requirements related to which devices are eligible for Section 510(k) clearance and which devices which may be used as predicates in demonstrating substantial equivalence, and the grounds and procedures under which FDA may rescind a Section 510(k) clearance. The requirements of the more rigorous premarket approval process and/or significant changes to the Section 510(k) clearance process could delay product introductions and increase the costs associated with FDA compliance. Marketing and sale of our products outside the United States are also subject to regulatory clearances and approvals, and if we fail to obtain these regulatory approvals, our sales could suffer. We cannot assure you that any new products we develop will receive required regulatory approvals from U.S. or foreign regulatory agencies.

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

We are subject to potential product liability claims that may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims.    We are subject to potential product liability claims as a result of the design, manufacture and marketing of medical devices. In April 2007 we announced a worldwide voluntary product recall of approximately 300,000 of our S8 flow generators manufactured between July 2004 and May 2006. We determined that there was a remote potential for a short circuit in the power connector. To date, no significant property damage or patient injury has been reported. However, we would likely be subject to product liability claims should any of these devices malfunction, resulting in injury to a patient or damage to property. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates. In addition, we would have to pay any amount awarded by a court in excess of our policy limits. Our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case, we may have to pay the entire amount of any award. We cannot assure you that our insurance coverage will be adequate or that all claims brought against us will be covered by our insurance and we cannot assure you that we will be able to obtain insurance in the future on terms acceptable to us or at all. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts, which could harm our business.

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

Our quarterly operating results are subject to fluctuation for a variety of reasons.    Our operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from a number of factors, including:

•	the introduction of new products by us or our competitors;

•	the geographic mix of product sales;

•	the success and costs of our marketing efforts in new regions;

•	changes in third party reimbursement;

•	timing of regulatory clearances and approvals;

•	timing of orders by distributors;

•	expenditures incurred for research and development;

•	competitive pricing in different regions;

•	the effect of foreign currency transaction gains or losses; and

•	other activities of our competitors.

Fluctuations in our quarterly operating results may cause the market price of our common stock to fluctuate.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline.    Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace. The facilities may be affected by natural or man-made disasters and in the event they were affected by a disaster, we would be forced to rely on third party manufacturers. Although we believe we possess adequate insurance for the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Our results of operations may be materially affected by global economic conditions generally, including conditions in the financial markets.    Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining residential real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the financial markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown. It is difficult to predict how long the current economic conditions will continue and whether the economic conditions will continue to deteriorate. If the economic climate in the United States or outside the United States continues to deteriorate or there is a shift in government spending priorities, customers or potential customers could reduce or delay their purchases, which could impact our revenue, our ability to manage inventory levels, collect customer receivables, and ultimately decrease our profitability.

ITEM 1B	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2010 that remain unresolved.

ITEM 2	PROPERTIES

Our new principal executive offices and U.S. distribution facilities, consisting of approximately 230,000 square feet, are located on Spectrum Centre Boulevard in North San Diego County, California, in a building we own. We have our research and development and office facilities at our existing site in Norwest, Sydney, Australia, which consists of approximately 69,000 square feet. We own our principal manufacturing facility consisting of a 155,000 square foot complex at this same Norwest site in Sydney, Australia. We lease a 32,000 square foot manufacturing facility in Singapore to complement the Sydney manufacturing site. We also lease a 72,000 square foot facility for manufacture of electronic motors in Chatsworth, California.

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

ITEM 4	REMOVED AND RESERVED

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RMD”. The following table sets forth for the fiscal periods indicated the high and low closing prices for the common stock as reported by the New York Stock Exchange.

	2010		2009
	High	Low	High	Low

Quarter One, ended September 30	$46.20	$39.28	$47.98	$35.53
Quarter Two, ended December 31	53.07	43.18	43.35	29.83
Quarter Three, ended March 31	63.87	50.55	42.81	31.82
Quarter Four, ended June 30	68.82	60.53	41.56	34.19

At August 4, 2010, there were 37 holders of record of our common stock. We have not paid any cash dividends on our common stock since the initial public offering of our common stock and we do not currently intend to pay cash dividends in the foreseeable future. We anticipate that all of our earnings and other cash resources, if any, will be retained for the operation and expansion of our business and for general corporate purposes.

On August 5, 2010 we announced that our Board of Directors has approved a two-for-one split of its common stock, payable in the form of a 100 percent stock dividend. Shareholders of record will receive one additional share of common stock for every share held on August 17, 2010. The common stock will be distributed to shareholders on or about August 30, 2010, by our New York Stock Exchange (“NYSE”) transfer agent, American Stock Transfer and Trust Company, LLC. The common stock is expected to begin trading on a post-split basis on the NYSE beginning on August 31, 2010 or one day following the distribution date. Refer to Note 12 of consolidated financial statements for the impact of the two-for-one stock split.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.

Purchases of Equity Securities

The following table summarizes purchases by us of our common stock during the fiscal year ending June 30, 2010:

Period 2010	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31	-	-	6,701,925	9,920,982
August 1 to August 31	15,000	45.01	6,716,925	9,905,982
September 1 to September 30	773,800	45.24	7,490,725	9,132,182
October 1 to October 31	125,800	43.41	7,616,525	9,006,382
November 1 to November 30	75,000	49.87	7,691,525	8,931,382
December 1 to December 31	405,443	51.66	8,096,968	8,525,939
January 1 to January 31	79,900	50.73	8,176,868	8,446,039
February 1 to February 28	116,700	56.97	8,293,568	8,329,339
March 1 to March 31	-	-	8,293,568	8,329,339
April 1 to April 30	-	-	8,293,568	8,329,339
May 1 to May 31	771,800	64.13	9,065,368	7,557,539
June 1 to June 30	156,400	62.78	9,221,768	7,401,139
Total	2,519,843	$53.91	9,221,768	7,401,139

(1) On May 27, 2009, our Board of Directors authorized a new program to repurchase up to 10.0 million shares of our outstanding common stock. This program replaces and cancels our previous program to repurchase up to 8.0 million shares authorized by the board on June 2, 2002 and allows us to repurchase shares in addition to the shares we repurchased under our previous program. There is no expiration date for the repurchase of these shares. For the years ended June 30, 2010 and 2009, we repurchased 2,519,843 and 1,826,307 shares at a cost of $135.8 million and $65.7 million, respectively. At June 30, 2010, we have repurchased a total of 9,221,768 shares at a cost of $344.5 million under both programs and we may purchase up to an additional 7,401,139 shares under the existing program. We may continue to repurchase shares of our common stock for cash in the open market, or in negotiated or block transactions, from time to time as market and business conditions warrant.

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2010. The data set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related Notes included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2010, 2009 and 2008 and the balance sheet data as of June 30, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2007 and 2006 and the balance sheet data as of June 30, 2008, 2007 and 2006 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

Consolidated Statement of Income Data:	Years Ended June 30
(In thousands, except per share data)	2010	2009	2008	2007	2006
Net revenues	$1,092,357	$920,735	$835,397	$716,332	$606,996
Cost of sales	436,874	366,933	338,544	272,140	230,101
Product recall expenses	-	-	3,103	59,700	-
Gross profit	655,483	553,802	493,750	384,492	376,895
Selling, general and administrative expenses	328,858	289,875	278,087	237,326	200,168
Research and development expenses	75,202	63,056	60,524	50,106	37,216
Donations to research foundations	3,000	3,500	2,000	-	760
Amortization of acquired intangible assets	8,041	7,060	7,791	6,897	6,327
Restructuring expenses	-	-	2,378	-	1,124
Total operating expenses	415,101	363,491	350,780	294,329	245,595
Income from operations	240,382	190,311	142,970	90,163	131,300
Other income (expenses):
Interest income (expense), net	14,029	10,205	10,058	6,477	1,320
Other, net	6,178	1,168	4,827	1,333	774
Total other income (expenses)	20,207	11,373	14,885	7,810	2,094
Income before income taxes	260,589	201,684	157,855	97,973	133,394
Income taxes	(70,504)	(55,236)	(47,552)	(31,671)	(45,183)
Net income	$190,085	$146,448	$110,303	$66,302	$88,211
Basic earnings per share	$2.52	$1.94	$1.43	$0.86	$1.22
Diluted earnings per share	$2.45	$1.90	$1.40	$0.85	$1.16
Weighted average:
Basic shares outstanding	75,454	75,629	77,378	76,709	72,307
Diluted shares outstanding	77,549	77,113	78,712	78,253	77,162

Consolidated Balance Sheet Data:	As of June 30
(In thousands)	2010	2009	2008	2007	2006
Working capital	$672,669	$584,184	$546,647	$466,396	$381,284
Total assets	1,626,397	1,507,968	1,406,000	1,252,042	1,012,921
Long-term debt, less current maturities	-	94,191	93,789	87,648	116,212
Total stockholders’ equity	1,287,536	1,115,192	1,081,775	931,222	738,148

Index	6/06	6/07	6/08	6/09	6/10

ResMed Inc	142.3	125.0	108.3	123.4	184.3
S&P 500	106.6	126.2	107.4	77.2	86.5
S&P Health Care Equipment	97.4	113.6	98.5	85.1	90.8

The S&P Health Care Equipment Index includes Beckman Coulter Inc, Edwards Lifesciences Corp, Gen-Probe Inc, Hill-Rom Holdings Inc, Hologic Inc, IDEXX Laboratories Inc, Kinetic Concepts Inc, Masimo Corp, ResMed Inc, STERIS Corp, Teleflex Inc and Thoratec Corp.

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

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the fiscal year, we continued our efforts to build awareness of the consequences of untreated SDB and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives and by highlighting the increasing link between the potential effects SDB can have on cardiovascular diseases and Type 2 diabetes.

In September 2008, the European Society of Cardiologists published guidelines for the treatment of acute and chronic heart failure. The guidelines noted that patients with symptomatic heart failure frequently have sleep-related disorders (central or obstructive sleep apnea) and recommended treatment with Continuous Positive Airway Pressure, or CPAP, for patients diagnosed with obstructive sleep apnea. In June 2008, the International Diabetes Federation issued a consensus statement on sleep disordered breathing and Type 2 Diabetes, where the substantial value of identifying and treating diabetic patients suffering from sleep disordered breathing was recognized and recommended. The National Institutes of Health released a clinical study in April 2010 reporting that obstructive sleep apnea is associated with an increased risk of stroke in middle-aged and older adults, especially men. In a recently released study in Circulation, it was reported that obstructive sleep apnea is associated with an increased risk of incident heart failure in a general community of middle-aged and older men. Specifically, men ages 40 to 70 with AHI≥30 were 68% more likely to develop coronary heart disease than those with AHI<5. This is just one of many studies being conducted that provide new evidence that treating sleep-disordered breathing and obstructive sleep apnea can improve health, quality of life and also mitigate the dangers of sleep apnea in occupational health and safety, especially in the transport industry. we may experience continued growth from the increasing awareness of the relationship between sleep-disordered breathing, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity.

We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2010, we invested approximately $75.2 million on research and development activities, which represents 7% of revenue. Since the development of CPAP, we have developed a number of innovative products for the treatment of SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories.

During fiscal year 2010, we released new products across both our mask and flow generator categories. We have introduced new masks during fiscal 2010, including the Swift™ FX mask and the Mirage™ SoftGel mask. Additionally, we released the S9™ AutoSet and Elite flow generators. These products have an improved comfort and sleek, bedroom-friendly design but most importantly have been developed to drive greater patient adherence to therapy.

We reported record financial results in fiscal year 2010, with an increase in net revenue of 19% to $1,092.4 million compared to fiscal year 2009. Gross profit increased for the year ended June 30, 2010 to $655.5 million from $553.8 million for the year ended June 30, 2009, an increase of $101.7 million or 18%. Our net income for the year ended June 30, 2010 was $190.1 million or $2.45 per diluted share compared to net income of $146.4 million or $1.90 per diluted share for the year ended June 30, 2009.

Total operating cash flow for fiscal year 2010 was $188.2 million and at June 30, 2010, our cash and cash equivalents totaled $488.8 million. Our total assets increased by 9% to $1.6 billion and our shareholders’ equity was up 15% to $1.3 billion. During fiscal year 2010, we repurchased 2,519,843 shares at a cost of $135.8 million under our share buy-back program.

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

Net Revenues.    Net revenue increased for the year ended June 30, 2010 to $1,092.4 million from $920.7 million for the year ended June 30, 2009, an increase of $171.6 million or 19%. The increase in net revenue was attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $11.8 million for the year ended June 30, 2010. Excluding the impact of favorable foreign currency movements, sales for the year ended June 30, 2010 increased by 17% compared to the year ended June 30, 2009.

Net revenue in North and Latin America increased for the year ended June 30, 2010 to $590.4 million from $493.4 million for the year ended June 30, 2009, an increase of $97.0 million or 20%. We believe this growth has been generated by increased public and physician awareness of SDB and from our recent product releases including the S9™ AutoSet and Elite flow generators and the Swift™ FX and Mirage™ SoftGel masks.

Net revenue in markets outside North and Latin America increased for the year ended June 30, 2010 to $502.0 million from $427.3 million for the year ended June 30, 2009, an increase of $74.6 million or 17%. Excluding the impact of favorable foreign currency movements, international sales grew by 15%. This sales growth outside North and Latin America predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases including the S9™ AutoSet and Elite flow generators and the Swift™ FX and Mirage™ SoftGel masks.

Sales of flow generators for the year ended June 30, 2010 totaled $633.6 million from $532.1 million for the year ended June 30, 2009, an increase of 19%, including increases of 18% in North and Latin America and 20% elsewhere. Sales of mask systems, motors and other accessories totaled $458.8 million, an increase of 18%, including increases of 22% in North and Latin America and 12% elsewhere, for the year ended June 30, 2010, compared to the year ended June 30, 2009. We believe these primarily reflect growth in the overall SDB market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the year ended June 30, 2010 compared to the year ended June 30, 2009:

	North and Latin America	International	Total	International (Constant Currency)*	Total (Constant Currency)
Flow generators	18%	20%	19%	17%	18%
Masks and other accessories	22%	12%	18%	10%	17%
Total	20%	17%	19%	15%	17%

* Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit.    Gross profit increased for the year ended June 30, 2010 to $655.5 million from $553.8 million for the year ended June 30, 2009, an increase of $101.7 million or 18%. Gross profit as a percentage of net revenue remained at 60% for the year ended June 30, 2010 which is consistent with the 60% for the year ended June 30, 2009. Gross margins were positively impacted by a favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales and cost savings attributable to manufacturing and supply chain improvements. These impacts were offset by negative impacts associated with declines in our average selling prices and the appreciation of the Australian dollar against the U.S. dollar as the majority of our manufacturing labor and overhead is denominated in Australian dollars.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2010 to $328.9 million from $289.9 million for the year ended June 30, 2009, an increase of $39.0 million or 13%. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2010 was 30% compared to 31% for the year ended June 30, 2009.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth, stock-based compensation costs and other expenses related to the increase in our sales including activities targeted at increasing the awareness and diagnosis of sleep disordered breathing. The increase in selling, general and administrative expenses was also due to the net appreciation of international currencies against the U.S. dollar, which increased our selling, general and administrative expenses by approximately $9.7 million for the year ended June 30, 2010 as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to continue to be broadly in the range of 30%.

Research and Development Expenses.    Research and development expenses increased for the year ended June 30, 2010 to $75.2 million from $63.1 million for the year ended June 30, 2009, an increase of $12.1 million or 19%. As a percentage of net revenue, research and development expenses were 7% for the year ended June 30, 2010 and are consistent with the year ended June 30, 2009.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, increased charges for consulting fees and an increase in clinical trial costs. The increase in research and development expenses was also due to the net appreciation of international currencies against the U.S. dollar, which increased our research and development expenses by approximately $8.7 million for the year ended June 30, 2010, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue to be broadly in the range of 7%.

Donations to Research Foundation.    In the years ended June 30, 2010 and 2009, we donated $3.0 million and $3.5 million, respectively, to the ResMed Foundation. The Foundation was established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing and to increase public and physician awareness of the importance of sleep and respiratory health throughout the world.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2010 totaled $8.0 million compared to $7.1 million for the year ended June 30, 2009. The increase in amortization expense is attributable to the acquisition of Laboratories Narval SA and the appreciation of the Euro against the U.S. dollar as the majority of the acquired intangible assets are denominated in Euros.

Other Income (Expense), Net.    Other income, net for the year ended June 30, 2010 was $20.2 million, a increase of $8.8 million over the year ended June 30, 2009 of $11.4 million. The increase in other income, net, was predominately due to gains on foreign currency and hedging transactions and an increase in interest income, net, due to additional cash balances and a reduction in our long-term debt.

Income Taxes.    Our effective income tax rate decreased to 27.1% for the year ended June 30, 2010 from 27.4% for the year ended June 30, 2009. The lower tax rate was primarily due to a change in the geographic mix of taxable income, including the impact of lower taxes associated with our new Singapore manufacturing operation. We continue to benefit from the Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income.    As a result of the factors above, our net income for the year ended June 30, 2010 was $190.1 million or $2.45 per diluted share compared to net income of $146.4 million or $1.90 per diluted share for the year ended June 30, 2009, an increase of 30% and 29%, respectively, over the year ended June 30, 2009.

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

Net revenue in markets outside North and Latin America increased for the year ended June 30, 2009 to $427.3 million from $425.8 million for the year ended June 30, 2008, an increase of $1.5 million or 0.4%. Movements in international currencies against the U.S. dollar negatively impacted international revenues by approximately $40.3 million for the year ended June 30, 2009. Excluding the impact of unfavorable foreign currency movements, international sales grew by 10%. This sales growth outside North and Latin America predominantly reflects growth in the overall sleep-disordered breathing market, growth generated from our recent product releases including the S8II flow generator, VPAP S, VPAP ST and Mirage Quattro full-face mask offset by the negative impact from movements of international currencies against the U.S. dollar.

Sales of flow generators for the year ended June 30, 2009 totaled $532.1 million from $484.2 million for the year ended June 30, 2008, an increase of 10%, including increases of 21% in North and Latin America and 2% elsewhere. Sales of mask systems, motors and other accessories totaled $388.6 million, an increase of 11%, including increase of 20% in North and Latin America offset by a decrease of 2% elsewhere, for the year ended June 30, 2009, compared to the year ended June 30, 2008. We believe these primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products, partially offset by unfavorable foreign currency movements in sales outside of North and Latin America.

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

Donations to Research Foundation.    In the years ended June 30, 2009 and 2008, we donated $3.5 million and $2.0 million, respectively, to the ResMed Foundation. The Foundation was established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing.

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

Liquidity and Capital Resources

As of June 30, 2010 and June 30, 2009, we had cash and cash equivalents of $488.8 million and $415.7 million, respectively. Working capital was $672.7 million and $584.2 million at June 30, 2010 and June 30, 2009, respectively. The increase in working capital predominantly reflects the growth and profitability of the business during the year.

Inventories at June 30, 2010 increased by $28.2 million or 18% to $185.6 million compared to June 30, 2009 inventories of $157.4 million. The increase in inventories was lower than the increase of 19% in net revenues in the year ended June 30, 2010 compared to the year ended June 30, 2009 due to improved inventory management.

Accounts receivable, net of allowance for doubtful accounts at June 30, 2010 were $226.9 million, an increase of $14.8 million or 7% over the June 30, 2009 accounts receivable balance of $212.1 million. The increase was lower than the 19% incremental increase in net revenues for the year ended June 30, 2010 compared to the year ended June 30, 2009. Accounts receivable days sales outstanding of 71 days at June 30, 2010 decreased by 3 days compared to 74 days at June 30, 2009. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2010 and 2009 was 3.3% and 3.4%, respectively. The credit quality of our customers remains broadly consistent with our past experience.

During the year ended June 30, 2010, we generated cash of $188.2 million from operations. This was lower than the cash generated from operations for the year ended June 30, 2009 of $238.9 million and was primarily the result of an increase in income tax payments. Movements in foreign currency exchange rates during the year ended June 30, 2010 had the effect of increasing our cash and cash equivalents by $4.4 million, as reported in U.S. dollars. During fiscal years 2010 and 2009, we repurchased 2,519,843 and 1,826,307 shares at a cost of $135.8 million and $65.7 million, respectively.

Capital expenditures for the years ended June 30, 2010 and 2009 aggregated $56.9 million and $109.7 million, respectively. The capital expenditures for the year ended June 30, 2010 primarily reflected computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $387.1 million at June 30, 2010 compared to $377.6 million at June 30, 2009.

Details of contractual obligations at June 30, 2010 are as follows:

		Payments Due by Period
In $000’s	Total	2011	2012	2013	2014	2015	Thereafter
Long-Term Debt	$121,689	$121,689	$-	$-	$-	$-	$-
Operating Leases	28,452	11,193	7,861	4,684	1,877	1,642	1,195
Purchase Obligations	103,023	94,789	2,971	2,969	2,294	-	-
Total Contractual Obligations	$253,164	$227,671	$10,832	$7,653	$4,171	$1,642	$1,195

Details of other commercial commitments at June 30, 2010 are as follows:

In $000’s	Total Amounts Committed	Amount of Commitment Expiration Per Period
		2011	2012	2013	2014	2015	Thereafter
Standby Letters of Credit	$175	$143	$-	$-	$-	$-	$32
Other commercial commitments	11	11	-	-	-	-	-
Guarantees*	84,967	65,715	14,507	996	540	554	2,655
Total Commercial Commitments	$85,153	$65,869	$14,507	$996	$540	$554	$2,687

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

The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the revolving facility will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At June 30, 2010, there was $64.1 million outstanding under this revolving facility which was bearing interest at a rate of approximately 1.1%.

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

The entire principal amount of the revolving facility and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related amendments or a 35% or more change in control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc. or ResMed EAP Holdings Inc. At June 30, 2010, we were in compliance with our debt covenants.

Syndicated Facility

On June 8, 2006, our wholly owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches (the “Syndicated Facility Agreement”).

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a syndicated facility agreement dated May 16, 2005, between ResMed Limited and HSBC Bank Australia Limited, to fund the obligations of our wholly owned French subsidiary ResMed SAS under its agreement to acquire Saime SAS. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount must be repaid in full on June 8, 2011. At June 30, 2010, the Tranche A facility loan had an amount outstanding of EUR 15.0 million, equivalent to approximately U.S. dollars (“USD”) 18.4 million, which was bearing interest at a rate of approximately 1.2%.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At June 30, 2010, there was USD 9.0 million outstanding under this loan facility, which was bearing interest at a rate of approximately 1.1%.

Tranche C was a USD 60 million term loan facility that could only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which would ultimately be paid to ResMed Inc. Tranche C bore interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount was repaid in full during the year ended June 30, 2009. At June 30, 2010, the Tranche C loan facility was no longer available.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At June 30, 2010, there were no amounts outstanding under either of these facilities.

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

On September 30, 2009, ResMed Limited agreed to amend and restate for a second time the Syndicated Facility Agreement. The second amended and restated agreement (“Second Amended and Restated Syndicated Facility Agreement”) provides for the extension of our Tranche D term loan facility in the amount of USD 50 million for an additional 12 month period and to increase the interest rate applicable to the Tranche D portion of the loan facility. The financier continues to have the right to assign part or all of its rights and/or obligations under the Second Amended and Restated Syndicated Facility Agreement to other financial institutions. The extended Tranche D loan facility bears interest at a rate equal to LIBOR for deposits denominated in USD, plus a margin of 2.25% or 2.50%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2010. At June 30, 2010, there was USD 30.0 million outstanding under the Tranche D loan facility, which was bearing interest at a rate of approximately 2.6%.

The Syndicated Facility Agreement is secured by a pledge of one hundred percent of the shares of ResMed Inc.’s subsidiary, ResMed Paris SAS (formerly Saime SA), pursuant to a pledge agreement. The Syndicated Facility Agreement also contains customary covenants, including certain financial covenants and an obligation that ResMed Limited maintains certain financial ratios, including a minimum debt service cover ratio, a maximum ratio of total debt to EBITDA and a minimum tangible net worth. The entire principal amount of the loan and any accrued, but unpaid, interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Syndicated Facility Agreement. Events of default include, among other items, failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of an event or change which could have a material adverse effect on ResMed Limited and its subsidiaries, and if ResMed Inc. ceases to control ResMed Limited, ResMed Corp., ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited, Take Air Medical Handels-GmbH or ResMed Paris SAS.

The obligations of ResMed Limited under the loan facility are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At June 30, 2010, we were in compliance with our debt covenants.

Prepayment Facility

During the year ended June 30, 2010, ResMed EPN Limited, our wholly-owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At June 30, 2010, there were no amounts outstanding under this facility

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand and cash generated from operations.

Stock-Based Compensation Costs

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

The fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividends and using the following assumptions:

	Years ended June 30
	2010	2009	2008
Stock Options:
Weighted average grant date fair value	$16.06	$10.58	$12.87
Weighted average risk-free interest rate	2.2%	1.9%	2.6-4.6%
Dividend yield	-	-	-
Expected option life in years	4.0-5.0	4.0-4.8	4.0-4.8
Volatility	32-40%	27-38%	27-28%
ESPP Purchase rights:
Weighted average risk-free interest rate	0.2%	1.3%	1.7-5.0%
Dividend yield	-	-	-
Expected option life	6 months	6 months	6 months
Volatility	23-55%	33-55%	23-33%

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

Tax Expense

Our income tax rate is governed by the laws of the regions in which our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal years 2010, 2009 and 2008. During fiscal years 2010, 2009 and 2008, our consolidated effective tax rate has fluctuated between approximately 27% and approximately 30%. These fluctuations have resulted from, and future effective tax rates will depend upon, numerous factors, including the amount of research and development expenditures for which a an additional Australian tax deduction is available, the geographic mix of taxable income and other tax credits or benefits available to us under applicable tax laws.

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

Critical Accounting Principles and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to allowance for doubtful accounts, inventory adjustments, warranty obligations, goodwill, impaired assets, intangible assets, income taxes, deferred tax valuation allowances and stock-based compensation costs.

We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. The estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

(6)    Revenue Recognition. Revenue on product sales is recorded at the time of shipment, at which time title transfers to the customer. Revenue on product sales which require customer acceptance is not recorded until acceptance is received. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized ratably over the life of the service contract. Revenue received in advance from rental unit contracts is initially deferred and recognized ratably over the life of the rental contract. Revenue from rental unit contracts is recognized ratably over the life of the rental contract. Revenue from sale of marketing and distribution rights is initially deferred and recognized ratably as revenue over the life of the contract. Freight charges billed to customers are included in revenue. All freight-related expenses are charged to cost of sales.

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

(8)    Income Tax. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.

Recently Issued Accounting Pronouncements

In September 2009, the FASB amended the authoritative guidance on revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. This new guidance permits prospective or retrospective adoption. We will prospectively adopt this guidance from July 1, 2010 and do not believe it will have a material impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance related to the Level 3 reconciliation will be effective for the Company beginning July 1, 2011. The remaining guidance has been adopted and the impact was not material to the Company’s consolidated financial statements and financial disclosures.

Off-Balance Sheet Arrangements

As of June 30, 2010, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET AND BUSINESS RISKS

Foreign Currency Market Risk

Our reporting currency is the U.S. dollar, although the financial statements of our non-U.S. subsidiaries are maintained in their respective local currencies. We transact business in various foreign currencies, including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian and Singapore manufacturing activities and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditures. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures denominated in Euros and Australian dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not enter into financial instruments for trading or speculative purposes. The foreign currency derivatives portfolio is recorded in the consolidated balance sheets at fair value and included in other assets or other liabilities. All movements in the fair value of the foreign currency derivatives are recorded within other income, net on our consolidated statements of income.

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2010 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)	Singapore Dollar (SGD)
AUD Functional Currency Entities:
Assets	$-	$86,968	$51,587	$(45)	-	$649

Liability	-	(88,635)	(45,723)	(573)	-	(135)

Net Total	-	(1,667)	5,864	(618)	-	514
USD Functional Currency Entities:
Assets	-	-	-	-	7,050	-

Liability	-	-	-	-	-	-

Net Total	-	-	-	-	7,050	-
EURO Functional Currency Entities:
Assets	-	1	-	-	-	-

Liability	-	(295)	-	(2,107)	-	-

Net Total	-	(294)	-	(2,107)	-	-
GBP Functional Currency Entities:
Assets	-	473	209	-	-	-

Liability	-	(76)	(1,548)	-	-	-

Net Total	-	397	(1,339)	-	-	-
SGD Functional Currency Entities:
Assets	2,652	6,450	3,246	75	-	-

Liability	(1,986)	(4,296)	(3,932)	(1)	-	-

Net Total	666	2,154	(686)	74	-	-
INR Functional Currency Entities:
Assets	-	-	-	-	-	-

Liability	-	(1,492)	(656)	-	-	-

Net Total	-	(1,492)	(656)	-	-	-

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at June 30, 2010. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)
					Jun 30,
	FY 2011	FY 2012	FY 2013	Total	2010	2009
Foreign Exchange Call Options
Receive AUD/Pay USD
Option amount	$72,500	$55,000	$10,000	$137,500	$3,855	$5,903
Ave. contractual exchange rate	AUD 1 = USD 0.8245	AUD 1 = USD 0.9021	AUD 1 = USD 0.8200	AUD 1 = USD 0.8535
Receive AUD/Pay Euro
Option amount	$54,437	$19,573	$-	$74,010	$6,907	$1,894
Ave. contractual exchange rate	AUD 1 = Euro 0.5871	AUD 1 = Euro 0.6373	-	AUD 1 = Euro 0.5996
Receive AUD/Pay GBP
Option Amount	$-	$-	$-	$-	$-	$18
Ave. contractual exchange rate	-	-	-	-

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2010, we had total long-term debt, including the current portion of those obligations, of $121.7 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2010, would not have a material impact on the fair value of our debt obligations. We have no interest rate hedging agreements.

Credit Market Risk

At June 30, 2010, we held a number of investment securities in AAA rated auction securities with UBS Financial Services Inc. (“UBS”). During November 2008, we accepted an offer that gave us a right to sell our investment securities back to UBS at full par value after June 29, 2010. In accordance with the agreement reached with UBS during November 2008 we sold our securities back to UBS at full par value on June 30, 2010. We have recognized the full par value of the securities within Prepaid Expenses and Other Current Assets.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”

a)	Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheets as of June 30, 2010 and 2009	F2
Consolidated Statements of Income for the years ended June 30, 2010, 2009 and 2008	F3
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended June 30, 2010, 2009 and 2008	F4
Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008	F5
Notes to Consolidated Financial Statements	F6
Schedule II – Valuation and Qualifying Accounts and Reserves

b)	Supplementary Data

Quarterly Financial Information (unaudited) – The quarterly results for the years ended June 30, 2010 and 2009 are summarized below (in thousands, except per share amounts):

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$246,992	$275,134	$278,659	$291,572	$1,092,357
Gross profit	150,178	164,205	166,583	174,517	655,483
Net income/(loss)	42,102	45,983	48,834	53,166	190,085

Basic earnings per share	$0.56	$0.61	$0.65	$0.70	$2.52
Diluted earnings per share	$0.55	$0.60	$0.63	$0.68	$2.45

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$217,931	$222,980	$227,865	$251,959	$920,735
Gross profit	127,127	131,024	138,943	156,708	553,802
Net income/(loss)	28,027	33,853	39,198	45,370	146,448

Basic earnings per share	$0.37	$0.45	$0.52	$0.60	$1.94
Diluted earnings per share	$0.36	$0.44	$0.51	$0.59	$1.90

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of ResMed Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2010.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

RESMED INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited ResMed Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ResMed Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ResMed Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organisations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2010, and the related financial statement schedule, and our report dated August 16, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP
San Diego, California
August 16, 2010

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 11, 2010, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2010.

We have filed as exhibits to this Annual Report on Form 10-K for the year ended June 30, 2010, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

On December 10, 2009, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 11, 2010, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2010.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 11, 2010, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2010.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 11, 2010, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2010.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is herein incorporated by reference from our definitive Proxy Statement for our November 11, 2010, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2010.

PART IV

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedule – The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of Registrant, as amended (15)

3.2	Third Restated By-laws of Registrant (12)

3.3	Fourth Amended and Restated Bylaws of ResMed Inc. (17)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.2	Rights agreement dated as of April 23, 1997 (2)

10.1*	1995 Stock Option Plan (1)

10.2*	1997 Equity Participation Plan (3)

10.3	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended (1)

10.5	Loan Agreement between the Australian Trade Commission and ResMed Ltd dated May 3, 1994 (1)

10.6	Lease for 10121 Carroll Canyon Road, San Diego CA 92131-1109, USA (4)

10.7	Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia (5)

10.8*	Employment Agreement dated May 14, 2002, between Servo Magnetics Inc. and Leslie Hoffman (6)

10.9	Agreement for the purchase of Lot 6001, Norwest Business Park, Baulkham Hills, Australia (6)

10.10*	2003 Employee Stock Purchase Plan (7)

10.11	Loan Agreement between ResMed Limited and HSBC Bank Australia Limited (11)

10.12	Securities Sale Agreement Financiere Ace S.A.S. dated as of May 4, 2005 (11)

10.13	First Amended and Restated Loan Agreement, dated as of November 1, 2005, by and among ResMed Corp., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.14	Security Agreement, dated as of November 1, 2005, by and between ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.15	Continuing Guaranty, dated as of November 1, 2005, by and between ResMed Corp. and ResMed EAP Holdings Inc and Union Bank of California, N.A. (8)

10.16	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.17	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.18	Second Amended and Restated Revolving Loan Agreement, dated as of March 13, 2006, among ResMed Corp., Motor Technologies Inc., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (9)

10.19	Syndicated Facility Agreement, dated as of June 8, 2006, by and between ResMed Limited and HSBC Bank Australia Limited (10)

10.20	Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH (10)

10.21	Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (10)

10.22	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed (UK) Limited and HSBC Bank plc (10)

10.23	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed Limited and HSBC Bank Australia Limited (10)

10.24*	ResMed Inc. 2006 Incentive Award Plan (16)

10.25*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan (13)

10.26*	2006 Grant agreement for Board of Directors (13)

10.27*	2006 Grant agreement for Executive Officers (15)

10.28*	2006 Grant agreement for Australian Executive Officers (15)

10.29*	Form of Executive Agreement (14)

10.30	Second Amendment to Second Amended and Restated Revolving Loan Agreement dated January 28, 2008 (18)

10.31	Lease Agreement between ResMed Corp. and Poway Danielson, LP (19)

10.32	First Amended and Restated Syndicated Facility Agreement dated September 30, 2008 (20)

10.33	Amendment and Restatement Agreement, dated as of September 30, 2008, by and between ResMed Limited; The Hong Kong and Shanghai Banking Corporation, Sydney Branch; and HSBC Bank Australia Limited (20)

10.34	US Guarantee Consent Deed, dated as of September 17, 2008, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (20)

10.35	International Guarantee Consent Deed, dated as of September 30,2008, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH (20)

10.36*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008 (21)

10.37	Departure of Directors or Certain Officers dated December 12, 2008 (22)

10.38	Third Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement (23)

10.39	Approval of new share repurchase program dated May 29, 2009 (24)

10.40	Form of Indemnification Agreements for our directors and officers (25)

10.41	Form of Access Agreement for directors (25)

10.42*	Updated Form of Executive Agreement (9)

10.43	Second Amendment and Restatement Deed, dated as of September 30, 2009, by and between ResMed Limited; The Hong Kong and Shanghai Banking Corporation, Sydney Branch; and HSBC Bank Australia Limited (26)

10.44	Second US Guarantee Consent Deed, dated as of September 29, 2009, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (26)

10.45	Second International Guarantee Consent Deed, dated as of September 30, 2009, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. (26)

10.46	ResMed Inc. 2009 Incentive Award Plan. (27)

10.47	ResMed Inc. 2009 Employee Stock Purchase Plan. (27)

10.48	Form of Restricted Stock Award Agreement. (27)

10.49	Fourth Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement. (28)

10.50	ResMed Inc. Deferred Compensation Plan. (29)

21.1	Subsidiaries of the Registrant (30)

23.1	Consent of Independent Registered Public Accounting Firm (30)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (30)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (30)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (30)

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

(7) Incorporated by reference to the Registrant’s 2007 Definitive Proxy Statement dated October 13, 2007.

(8) Incorporated by reference to the Registrant’s Form 8-K dated November 8, 2005.

(9) Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2009.

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

(22) Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 15, 2008.

(23) Incorporated by reference to the Registrant’s Report on Form 8-K filed on March 5, 2009.

(24) Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 4, 2009.

(25) Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.

(26) Incorporated by reference to the Registrant’s Report on Form 8-K filed on October 1, 2009.

(27) Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 23, 2009.

(28) Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010.

(29) Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 28, 2010.

(30) Filed herewith.

RESMED INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ResMed Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 16, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

August 16, 2010

F1

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2010 and 2009

(In thousands, except share and per share data)

	June 30, 2010	June 30, 2009

Assets
Current assets:
Cash and cash equivalents	$488,776	$415,650
Accounts receivable, net of allowance for doubtful accounts of $7,826 and $7,381 at June 30, 2010 and 2009, respectively	226,911	212,096
Inventories (note 5)	185,642	157,431
Deferred income taxes (note 14)	40,227	44,368
Income taxes receivable	5,317	2,067
Prepaid expenses and other current assets (note 4 and 20)	38,468	21,672

Total current assets	985,341	853,284
Non-current assets:

Property, plant and equipment, net (note 7)	387,148	377,613
Goodwill (note 8)	198,625	213,169
Other intangibles, net (note 8)	30,925	35,023
Deferred income taxes (note 14)	19,042	19,364
Other assets	5,316	5,261
Investment Securities (note 4 and 20)	-	4,254

Total non-current assets	641,056	654,684

Total assets	$1,626,397	$1,507,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,535	$48,293
Accrued expenses (note 9)	80,883	67,018
Deferred revenue	29,507	28,881
Income taxes payable	22,656	56,972
Deferred income taxes (note 14)	402	391
Current portion of long-term debt (note 10)	121,689	67,545

Total current liabilities	312,672	269,100
Non-current liabilities:
Deferred income taxes (note 14)	10,793	11,137
Deferred revenue	12,755	15,238
Long-term debt (note 10)	-	94,191
Income taxes payable	2,641	3,110

Total non-current liabilities	26,189	123,676

Total liabilities	338,861	392,776

Commitments and contingencies (notes 17 and 18)	-	-
Stockholders’ equity: (note 12)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 200,000,000 shares authorized; issued and outstanding 75,672,704 at June 30, 2010 and 75,251,209 at June 30, 2009
(excluding 9,221,768 and 6,701,925 shares held as Treasury stock respectively)	303	303
Additional paid-in capital	660,487	522,980
Retained earnings	884,876	694,791
Treasury stock, at cost	(344,505)	(208,659)
Accumulated other comprehensive income (note 6)	86,375	105,777

Total stockholders’ equity	1,287,536	1,115,192

Total liabilities and stockholders’ equity	$1,626,397	$1,507,968

See accompanying notes to consolidated financial statements.

F2

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2010, 2009 and 2008

(In thousands, except per share data)

	June 30, 2010	June 30, 2009	June 30, 2008
Net revenues	$1,092,357	$920,735	$835,397
Cost of sales	436,874	366,933	338,544
Voluntary product recall expenses (note 19)	-	-	3,103

Gross profit	655,483	553,802	493,750

Operating expenses:
Selling, general and administrative	328,858	289,875	278,087
Research and development	75,202	63,056	60,524
Donations to research foundations	3,000	3,500	2,000
Amortization of acquired intangible assets	8,041	7,060	7,791
Restructuring expenses (note 11)	-	-	2,378

Total operating expenses	415,101	363,491	350,780

Income from operations	240,382	190,311	142,970

Other income:
Interest income, net	14,029	10,205	10,058
Other, net (note 13)	6,178	1,168	4,827

Total other income, net	20,207	11,373	14,885

Income before income taxes	260,589	201,684	157,855
Income taxes (note 14)	70,504	55,236	47,552

Net income	$190,085	$146,448	$110,303

Basic earnings per share	$2.52	$1.94	$1.43
Diluted earnings per share (note 2-j)	$2.45	$1.90	$1.40
Basic weighted average shares outstanding	75,454	75,629	77,378
Diluted weighted average shares outstanding	77,549	77,113	78,712

See accompanying notes to consolidated financial statements.

F3

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended June 30, 2010, 2009 and 2008

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	Shares	Amount		Shares	Amount
Balance, June 30, 2007	79,921	$311	$421,701	(2,305)	$(43,497)	$436,954	$115,753	$931,222
Common stock issued on exercise of options (note 12)	787	3	16,294					16,297
Common stock issued on employee stock purchase plan (note 12)	143	1	5,546					5,547
Treasury stock purchases		(11)		(2,571)	(99,490)			(99,501)
Tax benefit from exercise of options			4,058					4,058
Stock-based compensation costs			20,747					20,747
Comprehensive income:
Net income						110,303		110,303	110,303
Cumulative adjustment on implementation of FIN 48						1,086		1,086
Other comprehensive income:
Foreign currency translation adjustments							92,401	92,401	92,401
Unrealized gain/(loss) on investment securities							(385)	(385)	(385)

Comprehensive income									$202,319

Balance, June 30, 2008	80,851	$304	$468,346	(4,876)	$(142,987)	$548,343	$207,769	$1,081,775
Common stock issued on exercise of options (note 12)	924	4	20,289					20,293
Common stock issued on employee stock purchase plan (note 12)	178	1	4,733					4,734
Treasury stock purchases		(6)		(1,826)	(65,672)			(65,678)
Tax benefit from exercise of options			4,051					4,051
Stock-based compensation costs			25,561					25,561
Comprehensive income:
Net income						146,448		146,448	146,448
Other comprehensive income:
Foreign currency translation adjustments							(101,631)	(101,631)	(101,631)
Unrealized gain/(loss) on investment securities							(361)	(361)	(361)

Comprehensive income									$44,456

Balance, June 30, 2009	81,953	$303	$522,980	(6,702)	$(208,659)	$694,791	$105,777	$1,115,192
Common stock issued on exercise of options (note 12)	2,779	9	88,584					88,593
Common stock issued on employee stock purchase plan (note 12)	162	1	6,113					6,114
Treasury stock purchases		(10)		(2,520)	(135,846)			(135,856)
Tax benefit from exercise of options			13,186					13,186
Stock-based compensation costs			29,624					29,624
Comprehensive income:
Net income						190,085		190,085	190,085
Other comprehensive income:
Foreign currency translation adjustments							(20,148)	(20,148)	(20,148)
Unrealized gain/(loss) on investment securities							746	746	746

Comprehensive income									$170,683

Balance, June 30, 2010	84,894	$303	$660,487	(9,222)	$(344,505)	$884,876	$86,375	$1,287,536

See accompanying notes to consolidated financial statements.

F4

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2010, 2009 and 2008

(In thousands)

	June 30, 2010	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net income	$190,085	$146,448	$110,303
Adjustments to reconcile net income to net cash provided by operating activities:
Voluntary product recall expenses	-	-	3,103
Depreciation and amortization	61,563	53,963	59,485
Provision for warranties	3,197	2,219	(1,125)
Deferred income taxes	3,323	(26,658)	8,883
Foreign currency revaluation	(7,287)	16,829	(4,029)
Stock-based compensation costs	29,734	25,515	20,741
Tax benefit from stock options exercised	(13,169)	(3,870)	(3,813)
Gain on sale and leaseback of real property	-	-	(5,917)
Write-down of cost-method investments	250	1,306	3,250

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(24,742)	(32,897)	(16,083)
Inventories	(32,272)	(16,141)	9,605
Prepaid expenses and other current assets	(16,012)	20,916	10,642
Accounts payable, accrued expenses, income taxes and other liabilities	(6,457)	51,247	(57,209)

Net cash provided by operating activities	188,213	238,877	137,836

Cash flows from investing activities:
Purchases of property, plant and equipment	(56,855)	(109,692)	(75,779)
Proceeds from disposal of property, plant and equipment	-	1,763	24,711
Capitalized interest	-	(1,610)	(1,233)
Purchases of investment securities	-	-	(6,500)
Proceeds from sale of maturing investment securities	1,050	-	21,450
Patent registration costs	(4,786)	(4,528)	(5,639)
Proceeds from disposal of business assets and contracts	454	3,005	2,542
Business acquisitions, net of cash acquired of $1,260	(10,660)	(2,394)	(856)
Purchases of cost-method investments	-	(2,267)	-
Purchases of foreign currency contracts	(1,725)	(2,439)	(2,049)
Proceeds from exercise of foreign currency contracts	14,211	8,863	5,500

Net cash used in investing activities	(58,311)	(109,299)	(37,853)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	95,222	24,892	21,627
Repayment of borrowings	(38,438)	(38,435)	(36,640)
Proceeds from borrowings, net of borrowing costs	-	80,137	44,000
Tax benefit from stock option exercises	13,169	3,870	3,813
Purchases of treasury stock	(131,082)	(68,593)	(96,557)

Net cash (used in) provided by financing activities	(61,129)	1,871	(63,757)

Effect of exchange rate changes on cash	4,353	(36,877)	27,060

Net increase in cash and cash equivalents	73,126	94,572	63,286
Cash and cash equivalents at beginning of the year	415,650	321,078	257,792

Cash and cash equivalents at end of the year	$488,776	$415,650	$321,078

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$96,674	$16,926	$42,151
Interest paid, net of capitalized interest	2,196	5,016	5,520

Fair value of assets acquired in acquisitions, excluding cash	$7,937	$698	$-
Liabilities assumed	(3,909)	(227)	-
Goodwill on acquisition	8,715	1,923	856
Fair value of contingent consideration	(2,083)	-	-

Cash paid for acquisition, including acquisition costs	$10,660	$2,394	$856

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from management’s estimates.

(b)	Revenue Recognition

Revenue on product sales is generally recorded upon shipment, at which time title and risk of loss transfers to the customer. Revenue on product sales which require customer acceptance is not recorded until acceptance is received. Royalty revenue from license agreements is recorded when earned. Service revenue received in advance from service contracts is initially deferred and recognized ratably over the life of the service contract. Revenue received in advance from rental unit contracts is initially deferred and recognized ratably over the life of the rental contract. Revenue from rental unit contracts is recognized ratably over the life of the rental contract. Revenue from sale of marketing or distribution rights is initially deferred and recognized ratably as revenue over the life of the contract. Freight charges billed to customers are included in revenue. All shipping and handling related expenses are charged to cost of sales. Taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, are reported on a net basis (excluded from revenue).

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the years ended June 30, 2010, 2009 and 2008, we capitalized $Nil, $1.6 million and $1.2 million, respectively, of interest relating to such construction costs.

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2010. In conducting our review of goodwill impairment, we identified reporting units, being components of our operating segment, as each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on estimated discounted cash flows. Our goodwill impairment review involved a two-step process as follows:

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

The results of Step 1 of our annual review indicated that no impaired goodwill exists.

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

The weighted average shares used to calculate basic earnings per share were 75,454,000, 75,629,000 and 77,378,000 for the years ended June 30, 2010, 2009 and 2008, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options and restricted stock units during the periods presented. Stock options and restricted stock units had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 2,095,000, 1,484,000 and 1,334,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 498,000, 7,502,000 and 4,944,000 for the years ended June 30, 2010, 2009 and 2008, respectively, as the effect would have been anti-dilutive.

F8

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

Basic and diluted earnings per share for the years ended June 30, 2010, 2009 and 2008 are calculated as follows (in thousands except per share data):

	2010	2009	2008
Numerator:
Net income	$190,085	$146,448	$110,303
Denominator:
Basic weighted-average common shares outstanding	75,454	75,629	77,378

Effect of dilutive securities:
Stock options and restricted stock units	2,095	1,484	1,334
Diluted weighted average shares	77,549	77,113	78,712
Basic earnings per share	$2.52	$1.94	$1.43
Diluted earnings per share	$2.45	$1.90	$1.40

(k)	Financial Instruments

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

The purpose of our foreign currency hedging activities is to protect us from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian manufacturing activities. We enter into foreign currency option contracts to hedge anticipated sales and manufacturing costs, principally denominated in Australian dollars, Euros and Pounds. The terms of such foreign currency option contracts generally do not exceed three years.

Our foreign currency derivatives portfolio represents a cash flow hedge program against the net cash flow of our international manufacturing operations. We have determined our hedge program to be a non-effective hedge. The foreign currency derivatives portfolio is recorded in the consolidated balance sheets at fair value and included in other assets. Purchases of foreign currency derivatives and proceeds received from the exercise of foreign currency derivatives are classified as an Investing activity within the Consolidated Statements of Cash Flows.

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

At June 30, 2010 and 2009, the investments in debt securities were classified on the accompanying consolidated balance sheets within prepaid expenses and other current assets and investment securities, respectively.

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. The liability for warranty costs are included in accrued expenses in our consolidated balance sheets.

Changes in the liability for product warranty for the year ended June 30, 2010 are as follows (in thousands):

Balance at July 1, 2009	$8,295
Warranty accruals for the year ended June 30, 2010	14,908
Warranty costs incurred for the year ended June 30, 2010	(11,691)
Foreign currency translation adjustments	(5)
Balance at June 30, 2010	$11,507

(p)	Impairment of Long-Lived Assets

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

The aggregate carrying amount of our cost-method investments at June 30, 2010 and June 30, 2009 was $1.7 million and $2.2 million, respectively. We review the carrying value of these investments at each balance sheet date. In fiscal 2010 and 2009, we recognized $0.3 million and $1.3 million, respectively, of impairment losses related to our cost-method investments, which include investments in privately held service companies, research companies and public companies. The expense associated with this impairment has been included in the other income, net line within the consolidated statements of income. These were based on the determination that the declines in the fair value of these investments were other-than temporary. We have determined, subsequent to the impairment charge, that the fair value of our remaining investments exceed their carrying values.

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

We measure the compensation expense of all stock-based awards at fair value on the date of grant and recognize the compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, using the straight-line method for stock-based awards. The fair value of restricted stock units is equal to the market value of the underlying shares as determined at the date of grant.

The fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP is estimated on the date of the grant using the Black-Scholes valuation model assuming no dividends and using the following assumptions:

	Years ended June 30
	2010	2009	2008
Stock Options:
Weighted average grant date fair value	$16.06	$10.58	$12.87
Weighted average risk-free interest rate	2.2%	1.9%	2.6-4.6%
Dividend yield	-	-	-
Expected option life in years	4.0-5.0	4.0-4.8	4.0-4.8
Volatility	32-40%	27-38%	27-28%

F11

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

	Years ended June 30
	2010	2009	2008
ESPP Purchase rights:
Weighted average risk-free interest rate	0.2%	1.3%	1.7-5.0%
Dividend yield	-	-	-
Expected option life	6 months	6 months	6 months
Volatility	23-55%	33-55%	23-33%

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

(s)	Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering a customer’s financial condition, credit history and current economic conditions.

(3)	New Accounting Pronouncements

In September 2009, the FASB amended the authoritative guidance on revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. This new guidance permits prospective or retrospective adoption. We will prospectively adopt this guidance from July 1, 2010 and do not believe it will have a material impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance requiring new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The disclosure requirements related to the Level 3 reconciliation will be effective July 1, 2011. The remaining guidance has been adopted and the impact was not material to the Company’s consolidated financial statements and financial disclosures.

(4)	Investment Securities

We held a number of investment securities in AAA rated auction securities with UBS which had various maturities between July 2039 and November 2047. During November 2008, we accepted an offer that gave us a right to sell our investment securities back to UBS at full par value after June 29, 2010. In accordance

F12

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Investment Securities, Continued

with the agreement reached with UBS during November 2008 we sold our securities back to UBS at full par value on June 30, 2010. At June 30, 2010, we have reclassified the investment securities to Prepaid Expenses and Other Current Assets at June 30, 2010.

(5)	Inventories

Inventories were comprised of the following as of June 30, 2010 and 2009 (in thousands):

	2010	2009
Raw materials	$63,120	$53,392
Work in progress	2,427	2,500
Finished goods	120,095	101,539
	$185,642	$157,431

(6)	Comprehensive Income

Comprehensive income, net of tax, was comprised of the following as of June 30, 2010 and 2009 (in thousands):

	2010	2009
Foreign currency translation (losses)	$86,375	$106,523
Unrealized gain/(loss) on investment securities	-	(746)
Comprehensive income	$86,375	$105,777

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(7)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following as of June 30, 2010 and 2009 (in thousands):

	2010	2009
Machinery and equipment	$106,279	$88,146
Computer equipment	99,069	90,243
Furniture and fixtures	33,873	33,297
Vehicles	2,702	2,661
Clinical, demonstration and rental equipment	66,394	63,227
Leasehold improvements	18,735	19,404
Land	57,785	56,224
Buildings	240,475	232,530
	625,312	585,732
Accumulated depreciation and amortization	(238,164)	(208,119)
Property, Plant and Equipment, net	$387,148	$377,613

F13

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the year ended June 30, 2010, were as follows:

(In thousands)	2010
Balance at July 1, 2009	$213,169
Foreign currency translation adjustments	(23,259)
Business acquisition	8,715
Balance at June 30, 2010	$198,625

On October 1, 2009, we acquired 100% of the outstanding shares of Laboratoires Narval SA. Based in France, Laboratoires Narval manufactures and distributes a mandibular repositioning device (“MRD”) that offers a solution to patients for snoring and obstructive sleep apnea (“OSA”), especially for those with mild OSA. With this acquisition, we add another therapy to supplement our existing positive airway pressure-based solutions, providing a broader offering for this patient group. The total purchase price was EUR 8 million in cash with potential contingent consideration cash payments of EUR 2 million based on the achievement of certain revenue milestones. In relation to the potential contingent consideration, we have recognized a liability of EUR 1.4 million, which is based on the expectation that 70% of the revenue milestones will be achieved. The acquisition is not considered a material business combination. The acquisition of Laboratoires Narval has been accounted for using purchase accounting and is included in our consolidated financial statements from October 1, 2009. We have not incurred any material acquisition-related costs in connection with the acquisition of Laboratoires Narval.

Patents and other intangibles is comprised of the following as of June 30, 2010 and June 30, 2009:

(In thousands)	June 30, 2010	June 30, 2009
Developed/core product technology	$35,167	$34,388
Accumulated amortization	(22,413)	(20,215)
Developed/core product technology, net of accumulated amortization	12,754	14,173
Trade names	2,159	2,200
Accumulated amortization	(1,547)	(1,103)
Trade names, net of accumulated amortization	612	1,097
Customer relationships	13,854	15,560
Accumulated amortization	(8,316)	(7,363)
Customer relationships, net of accumulated amortization	5,538	8,197
Patents	37,146	31,830
Accumulated amortization	(25,125)	(20,274)
Patents, net of accumulated amortization	12,021	11,556
Patents and other intangibles, net of accumulated amortization	$30,925	$35,023

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

Amortization expense related to identifiable intangible assets, including patents, for the year ended June 30, 2010 was $8.0 million. Estimated annual amortization expense for the years ending June 30, 2011 through June 30, 2015, is shown below (in thousands):

Fiscal Year	Amortization expense
2011	$11,139
2012	9,686
2013	4,320
2014	3,102
2015	467

(9)	Accrued Expenses

Accrued expenses at June 30, 2010 and 2009 consist of the following (in thousands):

	2010	2009
Product warranties	$11,507	$8,295
Consulting and professional fees	8,115	5,352
Value added taxes and other taxes due	8,013	8,075
Employee related costs	42,675	37,530
Marketing and promotional programs	1,065	2,009
Customer advance	626	1,210
Office rent	1,347	2,014
Other	7,535	2,533
	$80,883	$67,018

(10)	Long-term Debt

Long-term debt at June 30, 2010 and 2009 consists of the following (in thousands):

	2010	2009
Current long-term debt	$121,689	$67,545
Non-current long-term debt	-	94,191
Total long-term debt	$121,689	$161,736

Revolving Facility

On April 30, 2010, ResMed Inc., and our wholly-owned subsidiaries, ResMed Corp., ResMed EAP Holdings Inc. and ResMed Motor Technologies Inc., entered into a Fourth Amendment to the March 1,

F15

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

The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the revolving facility will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At June 30, 2010, there was $64.1 million outstanding under this revolving facility, which was bearing interest at a rate of approximately 1.1%.

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

The entire principal amount of the revolving facility and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related amendments or a 35% or more change in control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc. or ResMed EAP Holdings Inc. At June 30, 2010, we were in compliance with our debt covenants.

Syndicated Facility

On June 8, 2006, our wholly owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in three tranches (the “Syndicated Facility Agreement”).

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a previous facility. Tranche A bears interest at a rate equal to LIBOR for outstanding principal amounts denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. The total outstanding principal amount of Tranche A must be repaid in full on June 8, 2011. At June 30, 2010, the Tranche A facility loan had an amount outstanding of EUR 15.0 million, equivalent to approximately U.S. dollars (“USD”) 18.4 million, which was bearing interest at a rate of approximately 1.2%.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for outstanding principal amounts denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At June 30, 2010 there was USD 9.0 million outstanding under the Tranche B loan facility, which was bearing interest at a rate of approximately 1.1%.

F16

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Long-term Debt, Continued

Tranche C was a USD 60 million term loan facility that could only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which would ultimately be paid to ResMed Inc. Tranche C bore interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount was repaid in full during the year ended June 30, 2009. At June 30, 2010, the Tranche C loan facility was no longer available.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At June 30, 2010, there were no amounts outstanding under either of these facilities.

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

On September 30, 2009, ResMed Limited, agreed to amend and restate for a second time the Syndicated Facility Agreement. The second amended and restated agreement (“Second Amended and Restated Syndicated Facility Agreement”) provides for the extension of our Tranche D term loan facility in the amount of USD 50 million for an additional 12 month period and to increase the interest rate applicable to the Tranche D portion of the loan facility. The financier continues to have the right to assign part or all of its rights and/or obligations under the Second Amended and Restated Syndicated Facility Agreement to other financial institutions. The extended Tranche D loan facility bears interest at a rate equal to LIBOR for outstanding principal amounts denominated in USD, plus a margin of 2.25% or 2.50%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility must be repaid in full by September 30, 2010. At June 30, 2010, there was USD 30.0 million outstanding under the Tranche D loan facility, which was bearing interest at a rate of approximately 2.6%.

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

The obligations of ResMed Limited under the loan facility are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. At June 30, 2010, we were in compliance with our debt covenants.

Prepayment Facility

During the year ended June 30, 2010, ResMed EPN Limited, our wholly-owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At June 30, 2010, there were no amounts outstanding under this facility.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand and cash generated from operations. All of our contractual debt matures during the year ending June 30, 2011.

(11)	Restructuring Expenses

Restructuring expenses consisted predominantly of expenses associated with the Company’s decision to streamline European management including the closure of part of the European headquarters in Basel, Switzerland and two regional offices in the Netherlands during fiscal 2008. Following is a summary of the restructuring liabilities that were recorded during the years ended June 30, 2008, June 30, 2009 and June 30, 2010 (in thousands):

	Accrued employee costs	Other accrued costs	Total accrued costs
Balance at June 30, 2007	$32	$16	$48
Restructuring expenses	976	1,402	2,378
Cash payments	(915)	(1,386)	(2,301)
Foreign currency translation	4	66	70
Balance at June 30, 2008	$97	$98	$195
Cash payments	(97)	(98)	(195)
Balance at June 30, 2009	$-	$-	$-

(12)	Stockholders’ Equity

Common Stock.    On May 27, 2009, our Board of Directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 10.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program cancels and replaces our previous share repurchase program previously authorized on June 6, 2002 for 8.0 million shares. The new program authorizes us to purchase shares in addition to the shares we repurchased under our previous program. There is no expiration date for this program. All share repurchases after May 29, 2009 will be executed in accordance with this program.

F18

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

During fiscal years 2010 and 2009, we repurchased 2,519,843 and 1,826,307 shares at a cost of $135.8 million and $65.7 million, respectively. At June 30, 2010, we have repurchased a total of 9.2 million shares at a cost of $344.5 million, of which 6.6 million shares were repurchased pursuant to the repurchase program approved on June 6, 2002 and 2.6 million were repurchased pursuant to the new repurchase program approved on May 27, 2009. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2010, there is a remaining 7.4 million shares that can be repurchased under the approved share repurchase program.

Stock Split.    On August 5, 2010, our Board of Directors declared a two-for-one split of our common stock to be payable in the form of a 100% stock dividend. Shareholders will receive one additional share of common stock for every share held on August 17, 2010. Common stock issued and outstanding, giving retroactive effect to the stock split at June 30, 2010 would have been 151.3 million. Pro forma earnings per share, giving retroactive effect to the stock split, is as follows (in millions, except for per share information):

	2010	2009	2008
Basic weighted-average common shares outstanding, as reported	75,454	75,629	77,378
Basic weighted-average common shares outstanding, pro forma	150,908	151,258	154,756
Basic earnings per share, as reported	$2.52	$1.94	$1.43
Basic earnings per share, pro forma	$1.26	$0.97	$0.71
Diluted weighted-average common shares outstanding, as reported	77,549	77,113	78,712
Diluted weighted-average common shares outstanding, pro forma	155,098	154,226	157,424
Diluted earnings per share, as reported	$2.45	$1.90	$1.40
Diluted earnings per share, pro forma	$1.23	$0.95	$0.70

Preferred Stock.    In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2010.

Employee Stock Purchase Plan (“ESPP”).    The ESPP was approved at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009, as an amendment to the previously approved employee stock purchase plan. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. As part of the approval of the ESPP at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009, the number of shares of our common stock available for grant under the ESPP increased by 600,000 shares, from 500,000 shares to 1,100,000 shares. The number of securities remaining available for future issuance under the ESPP at June 30, 2010 is 540,000. During fiscal year 2010, we issued 162,000 shares to our employees in two offerings and we recognized $1.9 million of stock compensation expense associated with the ESPP.

Stock Options and Restricted Stock Units (“RSU’s”).    We have granted stock options and RSU’s to personnel, including officers and directors, in accordance with the 2006 Plan, the 2006 Amended Plan and the 2009 Plan, which was approved at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009. These options and restricted stock units have expiration dates of seven years from the date of grant and vest over one or four years. We have granted the options with an exercise price equal to the market value as determined at the date of grant.

F19

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 11,460,825. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2010 is 3,529,178. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) two and four tenths (2.4) shares, an increase from two and one tenth (2.1) shares, for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 1,500,000 shares of our common stock (except in a participant’s initial year of hiring up to 2,250,000 shares of our common stock may be granted).

At June 30, 2010, there was $57.1 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.7 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at June 30, 2010 was $235.5 million and $118.2 million, respectively. The weighted average remaining contractual terms of options outstanding and exercisable at June 30, 2010 was 4.44 years and 3.92 years, respectively. The aggregate intrinsic value of the options exercised during the years ended June 30, 2010, 2009 and 2008 was $65.3 million, $17.8 million and $18.7 million, respectively. The following table summarizes option activity during the year ended June 30, 2010, 2009 and 2008:

	2010	Weighted Average Exercise Price	2009	Weighted Average Exercise Price	2008	Weighted Average Exercise Price
Outstanding at beginning of year	10,799,302	$34.82	9, 9,683,816	$34.69	8,406,483	$31.43
Granted	560,707	50.44	2,490,950	31.81	2,469,650	42.34
Exercised	(2,779,166)	31.88	(923,964)	21.96	(786,523)	20.72
Forfeited	(162,875)	41.27	(451,500)	42.09	(405,794)	41.70
Outstanding at end of year	8,417,968	$36.70	10,799,302	$34.82	9,683,816	$34.69
Exercise price range of granted options	$40.39-$68.68		$31.04-$43.35		$38.63-$51.31
Options exercisable at end of year	4,513,723	$34.62	5,453,047	$31.61	4,884,485	$26.76

The following table summarizes the activity of RSU’s during the year ended June 30, 2010:

	2010	Weighted Average Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of year	-	$-	-
Granted	542,313	51.78
Exercised	-	-
Forfeited	(5,943)	51.08
Outstanding at end of year	536,370	$51.79	1.97

F20

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the year ended June 30, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Cost of sales - Capitalized as part of inventory	$1,354	$996	$988
Selling, general and administrative expenses	25,682	21,704	17,797
Research and development expenses	2,698	2,815	1,956
Stock-based compensation costs	29,734	25,515	20,741
Tax benefit	(8,985)	(7,016)	(6,633)
Stock-based compensation costs, net of tax benefit	$20,749	$18,626	14,108

(13)	Other, net

Other, net in the consolidated statements of income is comprised of the following for the years ended June 30, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Gain on foreign currency transactions and hedging	$6,981	$2,388	$1,121
Gain on sale of real property	-	-	5,917
Impairment of cost method investments	(250)	(1,306)	(3,250)
Gain/(loss) on sale of business assets and contracts	-	(176)	230
Other	(553)	262	809
	$6,178	$1,168	$4,827

(14)	Income Taxes

Income before income taxes for the years ended June 30, 2010, 2009 and 2008, was taxed under the following jurisdictions (in thousands):

	2010	2009	2008
U.S.	$(17,043)	$(13,755)	$31,783
Non-U.S.	277,632	215,439	126,072
	$260,589	$201,684	$157,855

F21

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

The provision for income taxes is presented below (in thousands):

	2010	2009	2008
Current:
Federal	$8,348	$4,129	$11,077
State	1,561	1,386	994
Non-U.S.	57,272	76,379	26,598
	67,181	81,894	38,669
Deferred:
Federal	2,053	(10,277)	(2,379)
State	(176)	(765)	(143)
Non-U.S.	1,446	(15,616)	11,405
	3,323	(26,658)	8,883
Provision for income taxes	$70,504	$55,236	$47,552

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2010	2009	2008
Taxes computed at statutory U.S. rate	$91,206	$70,590	$55,249
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	886	346	1,578
Non-deductible expenses	594	748	910
Research and development credit	(6,942)	(4,916)	(5,646)
Tax effect of dividends	35,795	55,575	2,346
Change in valuation allowance	733	(9,435)	1,474
Effect of non-U.S. tax rates	(27,975)	(17,559)	(7,493)
Foreign tax credits	(24,816)	(43,271)	(2,230)
Stock-based compensation expense	2,080	2,488	627
Other	(1,057)	670	737
	$70,504	$55,236	$47,552

F22

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. The components of our deferred tax assets and liabilities at June 30, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Employee benefit obligations	$5,472	$4,460
Inventories	5,913	3,857
Provision for warranties	3,379	2,181
Provision for doubtful debts	1,880	1,689
Net operating loss carryforwards	2,577	2,479
Foreign tax credits	3,055	2,355
Patent costs	922	1,597
Capital loss carryover	349	290
Intercompany profit in inventories	25,240	26,638
Stock-based compensation expense	18,671	17,515
Unrealized foreign exchange losses	-	860
Property, plant and equipment	-	1,240
Other	1,629	3,277
	69,087	68,438
Less valuation allowance	(5,159)	(4,706)
Deferred tax assets	63,928	63,732
Deferred tax liabilities:
Unrealized foreign exchange gains	(3,642)	-
Property, plant and equipment	(1,747)	-
Goodwill and other intangibles	(10,465)	(11,528)
Deferred tax liabilities	(15,854)	(11,528)
Net deferred tax asset	$48,074	$52,204

The net deferred tax assets and liabilities have been reported in the consolidated balance sheets at June 30, 2010 and 2009 as follows (in thousands):

	2010	2009
Current deferred tax asset	$40,227	$44,368
Non-current deferred tax asset	19,042	19,364
Current deferred tax liability	(402)	(391)
Non-current deferred tax liability	(10,793)	(11,137)
Net deferred tax asset	$48,074	$52,204

F23

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

At June 30, 2010, we had $6,487,000 of U.S. net operating loss carryforwards and $9,372,000 of non-U.S. net operating loss carryforwards, which expire in various years through 2023 or carry forward indefinitely. We also have foreign tax credit carryforwards of $3,055,000. The foreign tax credit carryforwards have expiration dates through 2020.

The valuation allowance at June 30, 2010 relates to a provision for uncertainty as to the utilization of foreign tax credits of $3,055,000, net operating loss carryforwards for certain non-U.S. countries of $1,562,000 and capital loss items of $542,000. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

We have not provided for U.S. income and foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries indefinitely invested outside the United States as of June 30, 2010. The total amount of these undistributed earnings at June 30, 2010 amounted to approximately $667 million. Should we repatriate foreign earnings, we would have to adjust the income tax provision in the period management determined that we would repatriate earnings.

In accounting for uncertainty in income taxes, we recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for annual periods.

The following table indicates the changes to our unrecognized tax benefits for the year ended June 30, 2010 and June 30, 2009. The term “unrecognized tax benefits”, UTB, refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the consolidated financial statements.

	2010	2009
Gross UTB balance	$3,360	$4,108
Additions for tax positions of current year	307	1,033
Additions/(Reductions) for tax positions of prior years	129	(67)
Reductions due to lapse of applicable statute of limitations	(1,040)	(1,714)
Foreign exchange movement	77	-
Gross UTB balance	$2,833	$3,360

Included in the balance at June 30, 2010, are tax positions of $1.4 million that, if recognized, would affect our effective tax rate. Also included in the balance is $1.2 million of temporary differences, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

For fiscal year ending June 30, 2010, the Company recognized a benefit of $0.1 million ($0.1 million, net of tax benefit) of interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010, we have accrued approximately $0.8 million ($0.5 million net of tax benefit) for interest and penalties related to uncertain tax positions.

F24

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examination for tax years prior to fiscal year 2006, and no longer subject to state income tax examinations for the tax years prior to fiscal year 2005. With few exceptions, including the German tax assessment, we are no longer subject to foreign income tax examinations for fiscal years before 2003. During September and October 2004, we began receiving tax assessment notices for the audit of one of our German subsidiaries by the German tax authorities for the years 1996 through 1998. Certain aspects of these assessment notices are being contested and appealed to the German tax authority office. As the outcome of the appeal cannot be predicted with certainty, any tax issues resolved in a manner not consistent with our expectations may require us to adjust our provision for income tax in the period of resolution.

Within the next 12 months, we anticipate a potential decrease of approximately $1.4 million in the unrecognized tax benefit due to statute of limitations expiration relating to the timing of certain amortization deductions of $0.8 million and $0.6 million for other items. These potential decreases will potentially impact the effective tax rate by $0.6 million, which includes the potential reduction in accrued interest. We do not anticipate any other significant changes within the next 12 months.

(15)	Employee Retirement Plans

The Company contributes to a number of employee retirement plans for the benefit of its employees. Details of the main plans are as follows:

(1) Australia - The Company contributes to defined contribution plans for each employee resident in Australia. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. The Company contributes to the plans at the rate of 9% of the salaries of all Australian employees. Total Company contributions to the plans for the years ended June 30, 2010, 2009 and 2008, were $6,508,230, $4,186,000 and $5,907,000, respectively.

(2) United Kingdom - The Company contributes to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three-month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. The Company contributes to the plan at the rate of 5% of the salaries of all United Kingdom employees. Total Company contributions to the plan were $210,351, $164,000 and $273,000 in fiscal 2010, 2009 and 2008, respectively.

(3) United States - The Company sponsors a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 3% of the employee’s salary. Total Company contributions to the plan were $1,969,176, $1,756,000 and $1,259,000 in fiscal 2010, 2009 and 2008, respectively.

(4) Switzerland - The Company sponsors a fixed return defined contribution fund for each permanent Swiss employee. As part of the Company’s contribution to the fund, the Company guarantees a fixed 3% net return on accumulated contributions per annum. The Company contributes to the plan at variable rates that have averaged 10% of salaries over the last three years. Total Company contributions to the plan were $311,252, $375,000 and $343,000 in fiscal 2010, 2009 and 2008, respectively.

F25

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

Sales of flow generators for the years ended June 30, 2010, June 30, 2009 and June 30, 2008 were $633.6 million, $532.1 million and $484.4 million, respectively. Sales of mask systems, motors and other accessories for the years ended June 30, 2010, June 30, 2009 and June 30, 2008 were $458.8 million, $388.6 million and $351.2 million, respectively.

Financial information by geographic area for the years ended June 30, 2010, 2009 and 2008, is summarized below (in thousands):

	U.S.A	Germany	Australia	France	Rest of World	Total
2010
Revenue from external customers	$590,402	155,957	26,099	118,511	201,388	$1,092,357

Long lived assets	$142,039	17,938	215,026	4,646	7,499	$387,148
2009
Revenue from external customers	$493,402	132,220	21,037	106,343	167,733	$920,735

Long lived assets	$142,074	20,434	204,529	4,370	6,206	$377,613
2008
Revenue from external customers	$409,646	132,218	22,783	100,740	170,010	$835,397

Long lived assets	$72,799	18,612	243,290	6,414	15,942	$357,057

Net revenues from external customers are based on the location of the customer. Long-lived assets of geographic areas are those assets used in the Company’s operations in each geographical area and excludes intangibles, deferred tax assets and goodwill.

(17)	Commitments

The Company leases buildings, motor vehicles and office equipment under operating leases. Rental charges for operating leases are expensed on a straight-line basis over the lease term taking into account rent concessions or holidays. Rent expenses under operating leases for the years ended June 30, 2010, 2009 and 2008 were approximately $10.2 million, $14.9 million and $9.1 million, respectively. At June 30, 2010 the Company had the following future minimum lease payments under non-cancelable operating leases (in thousands):

Years	Operating Leases
2011	$11,193
2012	7,861
2013	4,684
2014	1,877
2015	1,642
Thereafter	1,195
Total minimum lease payments	$28,452

F26

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Commitments, Continued

Excluding lease commitments, details of contractual obligations at June 30, 2010 are as follows (in thousands):

		Payments Due by Period
In $000’s	Total	2011	2012	2013	2014	2015	Thereafter
Long-Term Debt	$121,689	$121,689	$-	$-	$-	$-	$-
Purchase Obligations	$103,023	94,789	2,971	2,969	2,294	-	-
Total Contractual Obligations	$224,712	$216,478	$2,971	$2,969	$2,294	$-	$-

Details of other commercial commitments at June 30, 2010 are as follows:

In $000’s	Total Amounts Committed	Amount of Commitment Expiration Per Period
		2011	2012	2013	2014	2015	Thereafter
Standby Letters of Credit	$175	$143	$-	$-	$-	$-	$32
Other	$11	11	-	-	-	-	-
Guarantees*	$84,967	65,715	14,507	996	540	554	2,655
Total Commercial Commitments	$85,153	$65,869	$14,507	$996	$540	$554	$2,687

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

In February 2007, the University of Sydney commenced legal action in the Federal Court of Australia against us, claiming breach of a license agreement and infringement of certain intellectual property. The claim has been amended to include an allegation of breach of confidentiality. The university is seeking various types of relief, including an injunction against manufacturing, supplying, offering for sale, selling or exporting certain mask devices, payment of license fees, damages or an account of profits, interest, costs and declaration of a constructive trust over and assignment of certain intellectual property. In October 2007, we filed a defense denying the university’s claim, as well as a cross-claim against the university seeking an order for rectification of the contract and alleging the university violated the Australian Trade Practices Act. The matter is ongoing. We have not recognized a liability in relation to this matter at June 30, 2010 and we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements.

F27

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Legal Actions and Contingencies, Continued

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

On April 23, 2007, we initiated a worldwide voluntary recall of approximately 300,000 units of our early production S8 flow generators used for the treatment of obstructive sleep apnea. In S8 devices manufactured between July 2004 and May 15, 2006, there is a remote potential for a short circuit in the power supply connector. The initial estimated cost of this action was $59.7 million which was recognized as a charge to cost of sales in the consolidated statement of income year ended June 30, 2007. During the years ended June 30, 2010 and June 30, 2009, we recognized $Nil additional charges, respectively. These costs represented our best estimate of probable costs based on available data and accounted for factors such as expected return rates for the affected units, unit replacement costs, legal, consulting, logistical and temporary contractor expenses directly associated with the recall. We expect negligible additional costs associated with the recall and at June 30, 2010 there is no remaining recall accrual.

Following is a summary of the liabilities related to the voluntary product recall that were recorded during the years ended June 30, 2008, June 30, 2009 and June 30, 2010 (in thousands):

Total accrued costs
Balance at June 30, 2007	$45,098
Voluntary product recall expenses	3,103
Cash payments	(48,477)
Foreign currency translation	1,304
Balance at June 30, 2008	$1,028
Cash payments	(948)
Foreign currency translation	(80)
Balance at June 30, 2009	$-

(20)	Fair Value Measurements

In determining the fair value measurements of our financial assets and liabilities, we consider the principal and most advantageous market in which we transact and consider assumptions that market participants would use when pricing the financial asset or liability. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchies of inputs used to determine fair value are as follows:

• Level 1:	Input prices quoted in an active market for identical financial assets or liabilities;

• Level 2:	Inputs other than prices quoted in Level 1, such as prices quoted for similar financial assets and liabilities in active markets, prices for identical assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data

F28

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Fair Value Measurements, Continued

• Level 3:	Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market

The following table summarizes our financial assets and liabilities at June 30, 2010 using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$488,776	$-	$-	$488,776
Investment securities	-	3,950	-	3,950
Cost-method investments	-	-	1,748	1,748
Foreign currency options	-	10,762	-	10,762
	$488,776	$14,712	$1,748	$505,236

The following table summarizes our financial assets and liabilities at June 30, 2009 using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$415,650	$-	$-	$415,650
Investment securities	-	4,254	-	4,254
Cost-method investments	-	-	2,201	2,201
Foreign currency options	-	7,815	-	7,815
	$415,650	$12,069	$2,201	$429,920

We determine the fair value of our financial assets as follows:

Cash and cash equivalents - The valuation used for our cash, short-term deposits and other money market funds are based on the amounts invested due to their short term nature and there is an active market for these financial instruments.

Investment securities - These securities represent our auction rate securities as described in Note 4. At June 30, 2010, we held a number of investment securities in AAA rated auction securities with UBS. During November 2008, we accepted an offer that gave us a right to sell our investment securities back to UBS at full par value after June 29, 2010. In accordance with the agreement reached with UBS, we sold our securities back to UBS at full par value on June 30, 2010. We have recognized the full par value amount of the securities within Prepaid Expenses and Other Current Assets. At June 30, 2009, we had investments totaling $5.0 million at par value with an estimated fair value of $4.3 million. The value of these securities are calculated by third party valuation models based on observable market prices and inputs including future cash flows, yields and spreads.

Cost-method investments - These investments include our holdings in privately held service companies and research companies that are not exchange traded and, therefore, are not supported with observable market prices. However, these investments are valued by reference to their net asset values which can be market supported and observable inputs including future cash flows.

Foreign currency options - These financial instruments are valued using third party valuation models based on market observable inputs, including interest rate curves, on market spot currency prices, volatilities and credit risk.

F29

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Fair Value Measurements, Continued

The following table shows a reconciliation of the year ended June 30, 2010 for fair value measurements using significant unobservable inputs (thousands):

Balance at July 1, 2009	$2,201
Disposal	(216)
Impairment	(250)
Foreign currency translation	13
Balance at June 30, 2010	$1,748

We did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2010 or 2009.

(21)	Subsequent Events

On August 5, 2010 we announced that our Board of Directors has approved a two-for-one split of its common stock, payable in the form of a 100 percent stock dividend. Shareholders of record will receive one additional share of common stock for every share held on August 17, 2010.

(22)	Derivative Instruments and Hedging Activities

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

We do not designate these foreign currency contracts as hedges. All movements in the fair value of the foreign currency instruments are recorded within other income, net in our consolidated statements of income. We do not enter into financial instruments for trading or speculative purposes.

We held foreign currency instruments with notional amounts totaling $211.5 million and $191.7 million at June 30, 2010 and June 30, 2009, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 30, 2013.

The fair value and effect of derivative instruments on our consolidated financial statements were as follows:

	Asset Derivatives	June 30, 2010		Gain recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Location of gain recognized in Income on Derivatives	Year Ended June 30, 2010
Foreign Exchange Contracts	Other Assets	$10,762	Other, net	$15,575

F30

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Derivative Instruments and Hedging Activities, Continued

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at June 30, 2010 and June 30, 2009 was $10.8 million and $7.8 million, respectively, which represents the positive fair value of our foreign currency derivatives. These values are included in the current and non-current balances of other assets on the consolidated balance sheets. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and, as such, we do not expect material losses as a result of default by our counterparties.

F31

SCHEDULE II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JUNE 30, 2010, 2009 AND 2008

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at end of period

Year ended June 30, 2010

Applied against asset account
Allowance for doubtful accounts	$7,381	2,323	(2,175)	$7,529

Year ended June 30, 2009

Applied against asset account
Allowance for doubtful accounts	$4,935	4,070	(1,624)	$7,381

Year ended June 30, 2008

Applied against asset account
Allowance for doubtful accounts	$4,704	1,238	(1,007)	$4,935

See accompanying report of independent registered public accounting firm.

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED August 16, 2010

ResMed Inc.

/s/ KIERAN T. GALLAHUE
Kieran T. Gallahue
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ KIERAN T. GALLAHUE Kieran T. Gallahue	President and Chief Executive Officer (Principal Executive Officer)	August 16, 2010

/S/ BRETT A. SANDERCOCK Brett A. Sandercock	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 16, 2010

/S/ PETER C. FARRELL Peter C. Farrell	Executive Chairman of the Board	August 16, 2010

/S/ CHRISTOPHER G. ROBERTS Christopher G. Roberts	Director	August 16, 2010

/S/ MICHAEL A. QUINN Michael A. Quinn	Director	August 16, 2010

/S/ GARY W. PACE Gary W. Pace	Director	August 16, 2010

/S/ RICHARD SULPIZIO Richard Sulpizio	Director	August 16, 2010

/S/ RON TAYLOR Ron Taylor	Director	August 16, 2010

/S/ JOHN P. WAREHAM John P. Wareham	Director	August 16, 2010

S-1

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to the consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of Registrant, as amended (15)

3.2	Third Restated By-laws of Registrant (12)

3.3	Fourth Amended and Restated Bylaws of ResMed Inc. (17)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.2	Rights agreement dated as of April 23, 1997(2)

10.1*	1995 Stock Option Plan (1)

10.2*	1997 Equity Participation Plan (3)

10.3	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended (1)

10.5	Loan Agreement between the Australian Trade Commission and ResMed Ltd dated May 3, 1994 (1)

10.6	Lease for 10121 Carroll Canyon Road, San Diego CA 92131-1109, USA (4)

10.7	Sale and Leaseback Agreements for 97 Waterloo Rd, North Ryde, Australia (5)

10.8*	Employment Agreement dated May 14, 2002, between Servo Magnetics Inc. and Leslie Hoffman (6)

10.9	Agreement for the purchase of Lot 6001, Norwest Business Park, Baulkham Hills, Australia (6)

10.10*	2003 Employee Stock Purchase Plan (7)

10.11	Loan Agreement between ResMed Limited and HSBC Bank Australia Limited (11)

10.12	Securities Sale Agreement Financiere Ace S.A.S. dated as of May 4, 2005 (11)

10.13	First Amended and Restated Loan Agreement, dated as of November 1, 2005, by and among ResMed Corp., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.14	Security Agreement, dated as of November 1, 2005, by and between ResMed EAP Holdings Inc. and Union Bank of California, N.A. (8)

10.15	Continuing Guaranty, dated as of November 1, 2005, by and between ResMed Corp. and ResMed EAP Holdings Inc and Union Bank of California, N.A. (8)

10.16	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.17	Commercial Promissory Note, dated as of November 1, 2005, made by ResMed Corp. and ResMed EAP Holdings Inc. (8)

10.18	Second Amended and Restated Revolving Loan Agreement, dated as of March 13, 2006, among ResMed Corp., Motor Technologies Inc., ResMed EAP Holdings Inc. and Union Bank of California, N.A. (9)

10.19	Syndicated Facility Agreement, dated as of June 8, 2006, by and between ResMed Limited and HSBC Bank Australia Limited (10)

10.20	Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH (10)

10.21	Deed of Guarantee and Indemnity, dated as of June 8, 2006, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (10)

10.22	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed (UK) Limited and HSBC Bank plc (10)

10.23	Working Capital Agreement, dated as of June 8, 2006, by and among ResMed Limited and HSBC Bank Australia Limited (10)

10.24*	ResMed Inc. 2006 Incentive Award Plan (16)

10.25*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan (13)

10.26*	2006 Grant agreement for Board of Directors (13)

10.27*	2006 Grant agreement for Executive Officers (15)

10.28*	2006 Grant agreement for Australian Executive Officers (15)

10.29*	Form of Executive Agreement (14)

10.30	Second Amendment to Second Amended and Restated Revolving Loan Agreement dated January 28, 2008 (18)

10.31	Lease Agreement between ResMed Corp. and Poway Danielson, LP (19)

10.32	First Amended and Restated Syndicated Facility Agreement dated September 30, 2008 (20)

10.33	Amendment and Restatement Agreement, dated as of September 30, 2008, by and between ResMed Limited; The Hong Kong and Shanghai Banking Corporation, Sydney Branch; and HSBC Bank Australia Limited (20)

10.34	US Guarantee Consent Deed, dated as of September 17, 2008, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (20)

10.35	International Guarantee Consent Deed, dated as of September 30,2008, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH (20)

10.36*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008 (21)

10.37	Departure of Directors or Certain Officers dated December 12, 2008 (22)

10.38	Third Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement (23)

10.39	Approval of new share repurchase program dated May 29, 2009 (24)

10.40	Form of Indemnification Agreements for our directors and officers (25)

10.41	Form of Access Agreement for directors (25)

10.42*	Updated Form of Executive Agreement (9)

10.43	Second Amendment and Restatement Deed, dated as of September 30, 2009, by and between ResMed Limited; The Hong Kong and Shanghai Banking Corporation, Sydney Branch; and HSBC Bank Australia Limited (26)

10.44	Second US Guarantee Consent Deed, dated as of September 29, 2009, by and among HSBC Bank Australia Limited, ResMed Inc., ResMed Corp. and ResMed Limited (26)

10.45	Second International Guarantee Consent Deed, dated as of September 30, 2009, by and among HSBC Bank Australia Limited, ResMed Limited, ResMed SAS, ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. (26)

10.46	ResMed Inc. 2009 Incentive Award Plan. (27)

10.47	ResMed Inc. 2009 Employee Stock Purchase Plan. (27)

10.48	Form of Restricted Stock Award Agreement. (27)

10.49	Fourth Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement. (28)

10.50	ResMed Inc. Deferred Compensation Plan. (29)

21.1	Subsidiaries of the Registrant (30)

23.1	Consent of Independent Registered Public Accounting Firm (30)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (30)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (30)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (30)

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed on April 25, 1997.
(3)	Incorporated by reference to the Registrant’s 1997 Proxy Statement.
(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated June 30, 1998.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2001.
(6)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2002.
(7)	Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement dated October 13, 2007.
(8)	Incorporated by reference to the Registrant’s Form 8-K dated November 8, 2005.
(9)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2009.
(10)	Incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006.
(11)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2005.
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K dated February 23, 2007.
(13)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.
(14)	Incorporated by reference to the Registrant’s Report on Form 8-K dated July 9, 2007.
(15)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007
(16)	Incorporated by reference to the Registrant’s Report on Form 8-K dated November 9, 2006.
(17)	Incorporated by reference to the Registrants’ Report on Form 8-K filed on December 14, 2007
(18)	Incorporated by reference to the Registrants’ Report on Form 8-K filed on February 6, 2008.
(19)	Incorporated by reference to the Registrants’ Report on Form 8-K filed on March 27, 2008.
(20)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed October 6, 2008.
(21)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed October 15, 2008.
(22)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 15, 2008.
(23)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on March 5, 2009.
(24)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 4, 2009.
(25)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.
(26)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on October 1, 2009.
(27)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 23, 2009.
(28)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010.
(29)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 25, 2010.
(30)	Filed herewith.