Form 10-Q
period 2010-09-30
RESMED INC
filed 2010-11-03
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At October 22, 2010, there were 151,191,640 shares of Common Stock ($0.004 par value) outstanding. This number excludes 9,963,273 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION	Item 1

Item 1.	Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	September 30, 2010	June 30, 2010

ASSETS
Current assets
Cash and cash equivalents	$540,004	$488,776
Accounts receivable, net of allowance for doubtful accounts of $8,205 and $7,826 at September 30, 2010 and June 30, 2010, respectively	225,836	226,911
Inventories, net (note 3)	214,208	185,642
Deferred income taxes	14,525	14,112
Income taxes receivable	12,165	5,317
Prepaid expenses and other current assets	61,773	64,583

Total current assets	1,068,511	985,341

Non-current assets
Property, plant and equipment, net (note 5)	423,940	387,148
Goodwill (note 6)	222,327	198,625
Other intangibles, net (note 7)	49,985	30,925
Deferred income taxes	20,170	19,042
Other assets	7,297	5,316

Total non-current assets	723,719	641,056

Total assets	$1,792,230	$1,626,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,071	$57,535
Accrued expenses	84,770	80,883
Deferred revenue	35,455	29,507
Income taxes payable	28,779	22,656
Deferred income taxes	440	402
Current portion of long-term debt (note 8)	93,800	121,689

Total current liabilities	286,315	312,672

Non-current liabilities
Deferred income taxes	11,344	10,793
Deferred revenue	14,741	12,755
Income taxes payable	2,985	2,641

Total non-current liabilities	29,070	26,189

Total liabilities	315,385	338,861

Commitments and contingencies (note 11)	0	0
Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued

Common stock, $0.004 par value; 200,000,000 shares authorized; 161,370,268 issued and 151,801,105 outstanding at September 30, 2010, and 160,567,176 issued and 151,345,408 outstanding at June 30, 2010	606	605
Additional paid-in capital	684,696	660,185
Retained earnings	941,584	884,876
Treasury stock, at cost, 9,569,163 shares at September 30, 2010, and 9,221,768 shares at June 30, 2010	(362,377)	(344,505)
Accumulated other comprehensive income (note 4)	212,336	86,375

Total stockholders’ equity	1,476,845	1,287,536

Total liabilities and stockholders’ equity	$1,792,230	$1,626,397

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except share and per share data)

	Three Months Ended September 30,
	2010	2009

Net revenue	$282,012	$246,992
Cost of sales	108,058	96,814

Gross profit	173,954	150,178

Operating expenses:
Selling, general and administrative	84,791	76,756
Research and development	19,739	17,914
Amortization of acquired intangible assets	2,030	1,845
Donation to Foundation	1,000	1,000

Total operating expenses	107,560	97,515

Income from operations	66,394	52,663

Other income, net:
Interest income, net	5,097	2,125
Other, net	5,063	3,118

Total other income, net	10,160	5,243

Income before income taxes	76,554	57,906
Income taxes	19,846	15,804

Net income	$56,708	$42,102

Basic earnings per share	$0.37	$0.28
Diluted earnings per share (note 2k)	$0.36	$0.27

Basic shares outstanding (000’s)	151,474	150,788
Diluted shares outstanding (000’s)	156,752	153,524

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$56,708	$42,102

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,642	14,094
Impairment of long-lived assets	2,257	0
Stock-based compensation costs	8,350	6,523
Provision for product warranties	682	1,509
Foreign currency revaluation	(7,519)	(3,349)
Write-down of cost-method investments	0	250
Tax benefit from stock option exercises	(2,397)	(2,069)
Amortization of deferred borrowing costs	0	280

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	11,715	7,226
Inventories, net	(12,555)	(11,867)
Prepaid expenses, net deferred income taxes and other current assets	5,421	(254)
Accounts payable, accrued expenses and other liabilities	(19,161)	9,696

Net cash provided by operating activities	59,143	64,141

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,333)	(14,078)
Patent registration costs	(1,464)	(1,328)
Proceeds from sale of maturing investment securities	3,950	0
Business acquisitions	(21,150)	0
Purchases of cost-method investments	(1,166)	0
Purchases of foreign currency options	(113)	(891)
Proceeds from exercise of foreign currency options	4,368	2,901

Net cash used in investing activities	(30,908)	(13,396)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	13,756	13,383
Tax benefit from stock option exercises	2,397	2,069
Purchases of treasury stock	(22,637)	(33,461)
Repayment of borrowings	(30,000)	0

Net cash (used in)/provided by financing activities	(36,484)	(18,009)

Effect of exchange rate changes on cash	59,477	29,438

Net increase in cash and cash equivalents	51,228	62,174
Cash and cash equivalents at beginning of period	488,776	415,650

Cash and cash equivalents at end of period	$540,004	$477,824

Supplemental disclosure of cash flow information:
Income taxes paid	$22,293	$8,679
Interest paid	$419	$461

Fair value of assets acquired in acquisitions, excluding cash	$17,142	$0
Liabilities assumed	(450)	0
Goodwill on acquisition	4,958	0

Total purchase price	21,650	0
Less: Deposit paid in previous period	(500)	0

Cash paid for acquisition	$21,150	$0

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

The condensed consolidated financial statements for the three months ended September 30, 2010 and 2009 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2010.

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

are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, are excluded from the revenue.

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

(d)	Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by regular evaluation of individual customer receivables, considering a customer’s financial condition, credit history and current economic conditions.

(e)	Inventories

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(f)	Property, Plant and Equipment

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three months ended September 30, 2010 and 2009, we did not capitalize interest relating to such construction costs.

(g)	Research and Development

All research and development costs are expensed in the period incurred.

(h)	Intangible Assets

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(i)	Goodwill

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2010. The results of the review during the final quarter of fiscal 2010 indicated that goodwill was not impaired. In conducting our review of goodwill impairment we identified reporting units, being components of our operating segment of each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on discounted cash flows and involved a two-step process as follows:

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

(j)	Foreign Currency

The consolidated financial statements of our non-U.S. subsidiaries, whose functional currencies are other than U.S. dollars, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than U.S. dollars are translated at period-end exchange rates, and revenue and expense transactions are translated at average exchange rates for the period. Cumulative translation adjustments are recognized as part of comprehensive income, as described in Note 4, and are included in accumulated other comprehensive income in the condensed consolidated balance sheet until such time as the subsidiary is sold or substantially or completely liquidated. Gains and losses on transactions denominated in other than the functional currency of the entity are reflected in the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(k)	Earnings Per Share

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 5, 2010 and distributed on August 30, 2010.

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

The weighted average shares used to calculate basic earnings per share were 151,474,000 and 150,788,000 for the three months ended September 30, 2010 and 2009, respectively. The difference between basic earnings per share and diluted earnings per share is attributable to the impact of outstanding stock options during the periods presented. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 5,278,000 and 2,736,000 for the three months ended September 30, 2010 and 2009, respectively.

Stock options of 182,459 and 8,754,000 for the three months ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended September 30, 2010 and 2009 are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2010	2009
Numerator:
Net Income, used in calculating diluted earnings per share	$56,708	$42,102
Denominator:
Basic weighted-average common shares outstanding	151,474	150,788
Effect of dilutive securities:
Stock options	5,278	2,736
Diluted potential common shares	5,278	2,736
Diluted weighted average shares	156,752	153,524
Basic earnings per share	$0.37	$0.28
Diluted earnings per share	$0.36	$0.27

PART I - FINANCIAL INFORMATION	Item 1

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(n)	Income Taxes

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

Changes in the liability for product warranty for the three months ended September 30, 2010 are as follows (in thousands):

Balance at July 1, 2010	$11,507

Warranty accruals for the three months ended September 30, 2010	2,944

Warranty costs incurred for the three months ended September 30, 2010	(2,262)

Foreign currency translation adjustments	1,651

Balance at September 30, 2010	$13,840

PART I - FINANCIAL INFORMATION	Item 1

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

During the three months ended September 30, 2010, and 2009, we recognized an impairment charge of $2.3 million and nil, respectively, relating to impaired long-lived assets.

(q)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at September 30, 2010 and June 30, 2010, was $3.0 million and $1.7 million, respectively. We review the carrying value of these investments at each balance sheet date. We have determined that the carrying value of our cost method investments do not exceed their estimated fair values.

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

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-Based Employee Compensation, Continued

The fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP is estimated on the date of the grant using the Black-Scholes valuation model, assuming no dividends and the following assumptions:

	Three months ended September 30,
	2010	2009
Stock options:
Weighted average grant date fair value	$9.29	$6.95
Weighted average risk-free interest rate	1.8%	2.2%
Expected option life in years	5.0	4.0
Expected volatility	32%	40%

ESPP purchase rights:
Weighted average risk-free interest rate	0.3%	0.3%
Expected option life in years	6 months	6 months
Expected volatility	29%	55%

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

An amount of $26.1 million relating to prepaid taxes on intercompany profit in inventories was reclassified within the condensed consolidated balance sheet at June 30, 2010, from deferred income taxes to prepaid expenses and other current assets. There was no impact on working capital, total current assets or total assets, as a result of this reclassification.

(3)	Inventories

Inventories were comprised of the following at September 30, 2010 and June 30, 2010 (in thousands):

	September 30, 2010	June 30, 2010
Raw materials	$76,670	$63,120
Work in progress	2,816	2,427
Finished goods	134,722	120,095
Inventories, net	$214,208	$185,642

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(4)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended September 30,
	2010	2009
Foreign currency translation gains	$125,961	$59,088
Unrealized gains/(losses) on investment securities	0	24
Comprehensive income	$125,961	$59,112

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(5)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of September 30, 2010 and June 30, 2010 (in thousands):

	September 30, 2010	June 30, 2010
Machinery and equipment	$126,169	$106,279
Computer equipment	110,989	99,069
Furniture and fixtures	39,239	33,873
Vehicles	3,203	2,702
Clinical, demonstration and rental equipment	76,136	66,394
Leasehold improvements	21,440	18,735
Land	62,986	57,785
Buildings	262,870	240,475
	703,032	625,312
Accumulated depreciation and amortization	(279,092)	(238,164)
Property, plant and equipment, net	$423,940	$387,148

(6)	Goodwill

Changes in the carrying amount of goodwill for the three months ended September 30, 2010, were as follows (in thousands):

Balance at July 1, 2010	$198,625

Goodwill on business acquisition	4,958

Foreign currency translation adjustments	18,744

Balance at September 30, 2010	$222,327

On August 19, 2010 we acquired certain business assets of our headgear supplier for a total purchase price of $21.7 million. This acquisition will allow us to improve our current supply capabilities, reduce our cost base and enhance our ability to develop headgear technology. The acquisition has been accounted for as a business combination using purchase accounting and is included in our consolidated financial statements from August 19, 2010. The acquisition is not considered a material business combination and we have not incurred any material acquisition related costs. We expect to complete our purchase price allocation during the quarter ending December 31, 2010 although we do not believe that the appraisals will materially modify the preliminary purchase price allocation.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(7)	Other Intangible Assets

Other intangible assets are comprised of the following as of September 30, 2010, and June 30, 2010 (in thousands):

	September 30, 2010	June 30, 2010
Developed/core product technology	$54,276	$35,167
Accumulated amortization	(26,480)	(22,413)
Developed/core product technology, net	27,796	12,754
Trade names	2,441	2,159
Accumulated amortization	(1,763)	(1,547)
Trade names, net	678	612
Non compete agreements	1,611	0
Accumulated amortization	(27)	0
Non compete agreements, net	1,584	0
Customer relationships	15,403	13,854
Accumulated amortization	(9,724)	(8,316)
Customer relationships, net	5,679	5,538
Patents	44,349	37,146
Accumulated amortization	(30,101)	(25,125)
Patents, net	14,248	12,021
Other intangibles, net	$49,985	$30,925

Intangible assets consist of patents, customer relationships, trade names, developed/core product technology, and non compete agreements. Intangibles assets are amortized over the estimated useful life of the assets, generally between three and nine years. There are no expected residual values related to these assets.

(8)	Long-Term Debt

Long-term debt at September 30, 2010, and June 30, 2010 consists of the following (in thousands):

	September 30, 2010	June 30, 2010
Current portion of long-term debt	$93,800	$121,689
Non-current portion of long-term debt	0	0
Total Long Term Debt	$93,800	$121,689

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(8)	Long-Term Debt, Continued

Revolving Facility

On February 27, 2009, ResMed Inc., and our wholly-owned subsidiaries, ResMed Corp., ResMed EAP Holdings Inc. and ResMed Motor Technologies Inc., entered into a Third Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. (the “Loan Agreement”).

The Loan Agreement was modified in order that the revolving commitment remains at $65 million otherwise it would have been reduced to $55 million as of March 1, 2009. The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the revolving facility will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At September 30, 2010, there was $64.1 million outstanding under this revolving facility.

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

The entire principal amount of the revolving facility and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related amendments or a 35% or more change in control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc. or ResMed EAP Holdings Inc. At September 30, 2010, we were in compliance with our debt covenants.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(8)	Long-Term Debt, Continued

Syndicated Facility

On June 8, 2006, our wholly owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in tranches (the “Syndicated Facility Agreement”).

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a previous facility. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. The total outstanding principal amount of Tranche A must be repaid in full on June 8, 2011. At September 30, 2010, the Tranche A facility loan had an amount outstanding of EUR 15 million, equivalent to approximately U.S. dollars (“USD”) 20.4 million.

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At September 30, 2010, there was USD 9.0 million outstanding under the Tranche B loan facility.

Tranche C was a USD 60 million term loan facility that could only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which would ultimately be paid to ResMed Inc. Tranche C bore interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount was repaid in full during the year ended June 30, 2009. At September 30, 2010, the Tranche C loan facility was no longer available.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At September 30, 2010, there were no amounts outstanding under either of these facilities.

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

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(8)	Long-Term Debt, Continued

On September 30, 2009, ResMed Limited, agreed to amend and restate for a second time the Syndicated Facility Agreement. The second amended and restated agreement (“Second Amended and Restated Syndicated Facility Agreement”) provides for the extension of our Tranche D term loan facility in the amount of USD 50 million for an additional 12 month period and to increase the interest rate applicable to the Tranche D portion of the loan facility. The financier continues to have the right to assign part or all of its rights and/or obligations under the Second Amended and Restated Syndicated Facility Agreement to other financial institutions. The extended Tranche D loan facility bears interest at a rate equal to LIBOR for deposits denominated in USD, plus a margin of 2.25% or 2.50%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility has been repaid by September 30, 2010. At September 30, 2010, there was $Nil outstanding under the Tranche D loan facility.

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

The obligations of ResMed Limited under the loan facility are subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH. We are in compliance with our debt covenants as of September 30, 2010.

Prepayment Facility

During the quarter ended September 30, 2009, ResMed EPN Limited, our wholly-owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At September 30, 2010, there were no amounts outstanding under this facility.

Details of contractual debt maturities at September 30, 2010, are as follows (in thousands):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt	$93,800	$93,800	$0	$0	$0	$0	$0

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stockholders’ Equity

Common Stock. On May 27, 2009, our Board of Directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 10.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program canceled and replaced our previous share repurchase program previously authorized on June 6, 2002 for 8.0 million shares and pursuant to which we had repurchased 6,622,907 shares. The new program authorizes us to purchase in addition to the shares we repurchased under our previous program. There is no expiration date for this program. All share repurchases after May 29, 2009 have been executed in accordance with this program. In conjunction with the stock split declared on August 5, 2010, the Board approved a doubling of the remaining number of shares, as at the date of stock split that could be purchased under the above program, from 7.2 million shares to 14.3 million shares. Accordingly, the effective total number of shares that can be purchased under the May 27, 2009 program is 17.2 million shares.

During the three months ended September 30, 2010, we repurchased 0.3 million shares at a cost of $17.9 million. At September 30, 2010, we have repurchased a total of 9.6 million shares at a cost of $362.4 million, of which 6.6 million shares were repurchased pursuant to the repurchase program approved on June 6, 2002 and 3.0 million were repurchased pursuant to the new repurchase program approved on May 27, 2009. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2010, there is a remaining 14.2 million shares that can be repurchased under the approved share repurchase program.

Stock Split. On August 5, 2010, our Board of Directors declared a two-for-one split of our common stock to be payable in the form of a 100% stock dividend. On August 30, 2010, shareholders received one additional share of common stock for every share held on August 17, 2010. All share and per share information has been adjusted to reflect the stock split.

Preferred Stock. In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at September 30, 2010.

Stock Options and Restricted Stock Units (“RSU”). We have granted stock options and restricted stock units to personnel, including officers and directors, in accordance with the 2006 Plan, the 2006 Amended Plan and the 2009 Plan, which was approved at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009. These options and restricted stock units have expiration dates of seven years from the date of grant and vest over one or four years. We have granted the options with an exercise price equal to the market value as determined at the date of grant.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stockholders’ Equity, Continued

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 22,921,650. The number of securities remaining available for future issuance under the 2009 Plan at September 30, 2010 is 7,032,162. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) two (2.0) shares, a decrease from two and four tenth (2.4) shares, for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3,000,000 shares of our common stock (except in a participant’s initial year of hiring up to 4,500,000 shares of our common stock may be granted).

At September 30, 2010, there was $49.3 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.6 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at September 30, 2010, was $266.1 million and $129.3 million, respectively. The aggregate intrinsic value of the options exercised during the three months ended September 30, 2010 was $11.6 million.

The following table summarizes option activity during the three months ended September 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at beginning of period	16,835,936	$18.49	4.44
Granted	18,500	29.80
Exercised	(799,378)	17.20
Forfeited	(29,000)	17.35
Outstanding at end of period	16,026,058	$18.42	4.24
Exercise price of granted options	$29.80
Options exercisable at end of period	8,387,318	$17.40

The following table summarizes the activity of restricted stock units during the three months ended September 30, 2010:

	Restricted Stock Units	Weighted Average Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	1,072,740	$25.90	1.97
Granted	19,119	30.55
Vested	(3,714)	25.54
Forfeited	(4,172)	25.54
Outstanding at end of period	1,083,973	$25.98	1.73

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 5, 2010 and distributed on August 30, 2010.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stockholders’ Equity, Continued

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009, as an amendment to the previously approved employee stock purchase plan. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. As part of the approval of the ESPP at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009, the number of shares of our common stock available for grant under the ESPP increased by 600,000, from 500,000 to 1,100,000. In conjunction with the stock split, the Board approved a doubling of the number of shares remaining available for future issuance under the ESPP, as at the date of stock split, from 540,000 to 1,080,000. At September 30, 2010, the number of shares remaining available for future issuance under the ESPP is 1,080,000.

During the three months ended September 30, 2010, we recognized $0.6 million, of stock-based compensation expense associated with the ESPP.

(10)	Fair Value Measurements

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

•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(10)	Fair Value Measurements, Continued

The following table summarizes our financial assets and liabilities, as at September 30, 2010, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$540,004	$0	$0	$540,004
Cost-method investments	0	0	2,955	2,955
Foreign currency options	0	16,335	0	16,335
	$540,004	$16,335	$2,955	$559,294

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

The following table shows a reconciliation of the changes in the three months ended September 30, 2010 for fair value measurements using significant unobservable inputs (thousands):

Cost-Method Investments
Balance at July 1, 2010	$1,748
Purchases	1,166
Foreign currency translation	41
Balance at September 30, 2010	$2,955

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(11)	Legal Actions and Contingencies

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

In January 2010, Vaughn Medical Equipment Repair Service, L.L.C., filed a complaint in the U.S. District court in Louisiana, asserting claims against us and other defendants, for anti-competitive conduct, conspiracy, defamation and tortious interference. On September 1, 2010, the Court granted our motion to dismiss the case which Vaughn Medical has appealed. We do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements.

(12)	Derivative Instruments and Hedging Activities

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(12)	Derivative Instruments and Hedging Activities, Continued

We held foreign currency instruments with notional amounts totaling $193.8 million and $211.5 million at September 30, 2010 and June 30, 2010, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 30, 2013.

The fair value and effect of derivative instruments on our condensed consolidated financial statements were as follows:

	Asset Derivatives	September 30, 2010		Gain recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Location of gain recognized in Income on Derivative	Three Months Ended September 30, 2010
Foreign Exchange Contracts	Other Assets	$16,335	Other Income	$7,831

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at September 30, 2010 and June 30, 2010 was $16.3 million and $10.8 million, respectively, which represents the positive fair value of our foreign currency derivatives. These values are included in the current and non-current balances of other assets on the condensed consolidated balance sheets. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and, as such, we do not expect material losses as a result of default by our counterparties.

(13)	Subsequent Events

We have evaluated any events or transactions occurring after September 30, 2010 and noted that there have been no such events or transactions which would impact our consolidated financial statements for the three months ended September 30, 2010.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and elsewhere in this report.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three months ended September 30, 2010. Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. MD&A is provided as a supplement to, and should be read in conjunction with selected financial data and condensed consolidated financial statements and notes, included herein.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three months ended September 30, 2010, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between sleep-disordered breathing/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transportation industry.

We are committed to ongoing investment in research and development and product enhancements. During the three months ended September 30, 2010, we invested $19.7 million, on research and development activities. Since the development of Continuous Positive Airway Pressure (“CPAP”), we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We have recently introduced the S9™ AutoSet and Elite products, the ApneaLink™ Plus, our type 3 device for home sleep testing, the Swift™ FX mask and the Mirage™ SoftGel mask. We are taking steps to increase awareness of the health dangers of sleep-disordered breathing by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between sleep-disordered breathing, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We believe these efforts should also support our efforts to inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the three months ended September 30, 2010, our net revenue increased by 14% when compared to the three months ended September 30, 2009. Gross margin was 61.7% for the three months ended September 30, 2010 compared to 60.8% for the three months ended September 30, 2009. Diluted earnings per share for the three months ended September 30, 2010 increased to $0.36 per share, up from $0.27 per share in the three months ended September 30, 2009.

At September 30, 2010, our cash and cash equivalents totaled $540.0 million, our total assets were $1.8 billion and our stockholders’ equity was $1.5 billion.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended September 30, 2010 to $282.0 million compared to $247.0 million for the three months ended September 30, 2009, an increase of $35.0 million or 14%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar negatively impacted revenues by approximately $7.7 million during the three months ended September 30, 2010. Excluding the impact of unfavorable foreign currency movements, net revenue for the three months ended September 30, 2010 increased by 17% compared to the three months ended September 30, 2009.

Net revenue in North and Latin America increased for the three months ended September 30, 2010 to $155.6 million from $134.7 million for the three months ended September 30, 2009, an increase of 16%. We believe this growth has been generated by increased public and physician awareness of sleep-disordered breathing and growth generated from our recent product releases including the S9 flow generator and the Swift FX and Mirage SoftGel masks. Net international revenue, which includes all markets outside North and Latin America, for the three months ended September 30, 2010, increased to $126.4 million from $112.3 million for the three months ended September 30, 2009, an increase of 13%. Movements in international currencies against the U.S. dollar negatively impacted international revenues by approximately $7.7 million during the three months ended September 30, 2010. Excluding the impact of movements in international currencies, international sales grew by 19% compared to the three months ended September 30, 2009. We believe this international sales growth predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases, including the S9 flow generator and the Swift FX and Mirage SoftGel masks.

Net revenue from the sales of flow generators, including humidifiers, for the three months ended September 30, 2010 totaled $161.8 million, an increase of 15% compared to the three months ended September 30, 2009 of $140.6 million, including increases of 14% in North and Latin America and 16% internationally. Net revenue from the sales of masks and other accessories for the three months ended September 30, 2010 totaled $120.2 million, an increase of 13% compared to the three months ended September 30, 2009 of $106.4 million, including increases of 17% in North and Latin America and 6% internationally. Excluding the impact of unfavorable currency movements, international revenue increased by 22% and 13% for flow generators and masks and other accessories, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	14%	16%	15%	22%	19%
Masks and other accessories	17%	6%	13%	13%	15%
Total	16%	13%	14%	19%	17%

*	Constant currency numbers exclude the impact of movements in international currencies.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit increased for the three months ended September 30, 2010 to $174.0 million from $150.2 million for the three months ended September 30, 2009, an increase of $23.8 million or 16%. Gross profit as a percentage of net revenue for the three months ended September 30, 2010 increased to 61.7% from 60.8% for the three months ended September 30, 2009.

The increase in gross margins for the three months ended September 30, 2010 is primarily due to new product introductions, cost savings attributable to manufacturing and supply chain initiatives and product mix, partly offset by the appreciation of the Australian dollar against the U.S. dollar as the majority of our manufacturing labor and overhead is denominated in Australian dollars.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2010 to $84.8 million from $76.8 million for the three months ended September 30, 2009, an increase of $8.0 million or 10%. Selling, general and administrative expenses, as a percentage of net revenue, were 30.1% for the three months ended September 30, 2010 compared to 31.1% for the three months ended September 30, 2009.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth, stock-based compensation costs and other expenses related to the increase in our sales. As a percentage of net revenue, we expect our future selling, general and administrative expense to be between 30% and 31%.

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2010 to $19.7 million from $17.9 million for the three months ended September 30, 2009, an increase of $1.8 million or 10%. Research and development expenses, as a percentage of net revenue, were 7.0% for the three months ended September 30, 2010, compared to 7.3% for the three months ended September 30, 2009.

The increase in research and development expenses was primarily due to an increase in charges for consulting fees and an increase in clinical trials. The increase in research and development expenses was also due to the net appreciation of the Australian dollar against the U.S. dollar, which increased our expenses by approximately $0.8 million for the three months ended September 30, 2010, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue to be between 7% and 8%.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2010 totaled $2.0 million, respectively, as compared to $1.8 million for the three months ended September 30, 2009, respectively. The increase in amortization expense is attributable to recent acquisitions.

Donations to Foundation

For the three months ended September 30, 2010, we donated a total of $1.0 million, to the ResMed Foundation (the “Foundation”). The Foundation was established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing and to increase public and physician awareness of the importance of sleep and respiratory health throughout the world. For the three months ended September 30, 2009, we donated a total of $1.0 million, to the ResMed Foundation.

Other Income, Net

Other income, net for the three months ended September 30, 2010 was $10.2 million, compared to $5.2 million for the three months ended September 30, 2009. The increase in other income, net, was predominately due to gains on foreign currency and hedging transactions and an increase in interest income, net, during the three months ended September 30, 2010.

Income Taxes

Our effective income tax rate of approximately 25.9% for the three months ended September 30, 2010 was lower than our effective income tax rate of approximately 27.3% for the three months ended September 30, 2009. The lower tax rate was primarily due to a change in the geographic mix of taxable income.

We continue to benefit from the Australian and Singapore corporate tax rates and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income

As a result of the factors above, our net income for the three months ended September 30, 2010 was $56.7 million or $0.36 per diluted share compared to net income of $42.1 million or $0.27 per diluted share for the three months ended September 30, 2009, an increase of 35% and 33%, respectively, over the three months ended September 30, 2009.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 2010 and June 30, 2010, we had cash and cash equivalents of $540.0 million and $488.8 million, respectively. Working capital was $782.2 million and $672.7 million at September 30, 2010 and June 30, 2010, respectively.

Inventories at September 30, 2010 were $214.2 million, an increase of $39.1 million or 22% over the September 30, 2009 balance of $175.1 million. The percentage increase in inventories mainly reflects an increase in materials for new products and the impact of movements in foreign currency exchange rates, particularly the appreciation of the Australian dollar relative to the U.S. dollar.

Accounts receivable at September 30, 2010 were $225.8 million, an increase of $17.0 million or 8% over the September 30, 2009 accounts receivable balance of $208.8 million. Accounts receivable days outstanding of 70 days at September 30, 2010 decreased by 7 days compared to the 77 days at September 30, 2009. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2010 and June 30, 2010 was 3.5% and 3.3%, respectively. To date we have not experienced any significant adverse decline in the credit quality of our customers and it remains broadly consistent with our past experience.

At September 30, 2010, no capital lease obligations exist. Details of contractual obligations at September 30, 2010 are as follows:

	Payments Due by Period
In $000’s	Total	Sep 30, 2011	Sep 30, 2012	Sep 30, 2013	Sep 30, 2014	Sep 30, 2015	Thereafter
Long-Term Debt	$93,800	$93,800	$0	$0	$0	$0	$0
Operating Leases	34,010	13,076	9,225	5,910	3,230	1,535	1,034
Purchase Obligations	105,365	97,545	3,155	3,177	1,488	0	0
Total Contractual Obligations (A)	$233,175	$204,421	$12,380	$9,087	$4,718	$1,535	$1,034

(A)	The liabilities related to unrecognized tax benefits are not included in the above contractual obligations because the timing cannot be reliably estimated.

Details of other commercial commitments as at September 30, 2010 are as follows:

	Amount of Commitment Expiration Per Period
In $000’s	Total	Sep 30, 2011	Sep 30, 2012	Sep 30, 2013	Sep 30, 2014	Sep 30, 2015	Thereafter
Standby Letters of Credit	$180	$144	$0	$0	$0	$0	$36
Guarantees*	86,697	65,618	16,148	942	615	470	2,904
Other Commercial Commitments	13	13	0	0	0	0	0
Total Commercial Commitments	$86,890	$65,775	$16,148	$942	$615	$470	$2,940

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

The Loan Agreement was modified in order that the revolving commitment remains at $65 million, otherwise, it would have been reduced to $55 million as of March 1, 2009. The Loan Agreement was also amended to modify certain financial covenants. The minimum fixed charge coverage ratio was revised to exclude capital expenditures related to construction of our new headquarters building. The requirement that ResMed Corp. and ResMed Motor Technologies Inc. maintain minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, was increased to $15 million. Finally, the requirement that we meet certain minimum liquidity levels was eliminated.

The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the revolving facility will bear interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At September 30, 2010, there was $64.1 million outstanding under this revolving facility.

Syndicated Facility

On June 8, 2006, our wholly owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in tranches (the “Syndicated Facility Agreement”).

Tranche A is a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a previous facility. Tranche A bears interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount must be repaid in full on June 8, 2011. At September 30, 2010, the Tranche A facility loan had an amount outstanding of EUR 15 million, equivalent to approximately U.S. dollars (“USD”) 20.4 million

Tranche B is a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bears interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount must be repaid in full on June 8, 2011. At September 30, 2010 there was USD 9.0 million outstanding under the Tranche B loan facility.

Tranche C was a USD 60 million term loan facility that could only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which would ultimately be paid to ResMed Inc. Tranche C bore interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount was repaid in full during the year ended June 30, 2009. At September 30, 2010, the Tranche C loan facility was no longer available.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At September 30, 2010, there were no amounts outstanding under either of these facilities.

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

On September 30, 2009, ResMed Limited, agreed to amend and restate for a second time the Syndicated Facility Agreement. The second amended and restated agreement (“Second Amended and Restated Syndicated Facility Agreement”) provides for the extension of our Tranche D term loan facility in the amount of USD 50 million for an additional 12 month period and to increase the interest rate applicable to the Tranche D portion of the loan facility. The financier continues to have the right to assign part or all of its rights and/or obligations under the Second Amended and Restated Syndicated Facility Agreement to other financial institutions. The extended Tranche D loan facility bears interest at a rate equal to LIBOR for deposits denominated in USD, plus a margin of 2.25% or 2.50%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility has been repaid by September 30, 2010. At September 30, 2010 there was $Nil outstanding under the Tranche D loan facility.

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

Prepayment Facility

During the quarter ended September 30, 2009, ResMed EPN Limited, our wholly owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At September 30, 2010, there were no amounts outstanding under this facility.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand and cash generated from operations.

Common stock

On May 27, 2009, our Board of Directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 10.0 million shares of ResMed Inc. common stock. During the three months ended September 30, 2010, we repurchased 0.3 million shares, at a cost of $17.9 million. In conjunction with the stock split declared on August 5, 2010, the Board approved a doubling of the remaining number of shares, as at the date of stock split that could be purchased under the above program, from 7.2 million shares to 14.3 million shares. Accordingly, the effective total number of shares that can be purchased under the May 27, 2009 program is 17.2 million shares. At September 30, 2010, we have repurchased a total of which 9.6 million shares at a cost of $362.4 million, and of which 6.6 million shares were repurchased pursuant to the repurchase program approved on June 6, 2002 and 3.0 million shares were repurchased pursuant to the new repurchase program approved on May 27, 2009. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2010, 14.2 million additional shares can be repurchased under the share repurchase program approved May 27, 2009.

Stock Split

On August 5, 2010, our Board of Directors declared a two-for-one split of our common stock to be payable in the form of a 100% stock dividend. Shareholders received one additional share of common stock for every share held on August 17, 2010. All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 5, 2010 and distributed on August 30, 2010.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

(1) Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by regular evaluation of individual customer receivables, considering a customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

(2) Inventory Valuation. Inventories are stated at lower of cost or market and are determined by the first-in, first-out method. We review the components of inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-downs is dependent on changes in competitive conditions, new product introductions by us or our competitors, or rapid changes in customer demand.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information in U.S. dollar equivalents on our significant foreign-currency-denominated financial assets and liabilities at September 30, 2010 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)	Singapore Dollar (SGD)
AUD Functional Currency Entities:
Assets	$0	$130,484	$68,648	$1,292	0	$58
Liability	0	(82,473)	(54,525)	(149)	0	(144)
Net Total	0	48,011	14,123	1,143	0	(86)
USD Functional Currency Entities:
Assets	0	0	0	0	7,401	0
Liability	0	0	0	0	0	0
Net Total	0	0	0	0	7,401	0
EURO Functional Currency Entities:
Assets	0	1	0	99	0	0
Liability	0	(56)	0	(422)	0	0
Net Total	0	(55)	0	(323)	0	0
GBP Functional Currency Entities:
Assets	0	2	693	0	0	0
Liability	0	(8)	(408)	0	0	0
Net Total	0	(6)	285	0	0	0
SGD Functional Currency Entities:
Assets	1,421	11,424	6,805	(24)	0	0
Liability	(2,160)	(20,951)	(4,510)	(55)	0	0
Net Total	(739)	(9,527)	2,295	(79)	0	0
INR Functional Currency Entities:
Assets	0	0	0	0	0	0
Liability	0	(1,719)	(550)	0	0	0
Net Total	0	(1,719)	(550)	0	0	0

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency hedges held at September 30, 2010. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)
Foreign Exchange Call Options	FY 2011	FY 2012	FY 2013	Total	Sep 30, 2010	Jun 30, 2010
Receive AUD/Pay USD
Option amount	$50,000	$65,000	$10,000	$125,000	$8,600	$3,855
Ave. contractual exchange rate	AUD 1 = USD 0.8273	AUD 1 = USD 0.9159	AUD 1 = USD 0.8200	AUD 1 = USD 0.8704
Receive AUD/Pay Euro
Option amount	$47,003	$21,798	$0	$68,801	$7,735	$6,907
Ave. contractual exchange rate	AUD 1 = Euro 0.5883	AUD 1 = Euro 0.6373		AUD 1 = Euro 0.6030

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, investment securities and debt. At September 30, 2010, we maintained cash and cash equivalents of $540.0 million containing financial instruments that have original maturities of less than 90 days. These financial instruments are principally comprised of bank term deposits and at call accounts and are invested at both short term fixed interest rates and variable interest rates. At September 30, 2010, we had total long-term debt, including the current portion of those obligations, of $93.8 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2010, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 11, “Legal Actions and Contingencies,” to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At September 30, 2010, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
July 1 – July 31, 2010	50,000	$59.53	9,271,768	7,351,139
August 1 – August 30, 2010	194,495	54.25	9,516,263	7,156,644
Stock split adjustment(1)				14,313,288
August 31 – September 30, 2010	102,900	30.85	9,569,163	14,210,388
Total	347,395	$51.45	9,569,163	14,210,388

(1)

On May 27, 2009, the Board of Directors authorized us to repurchase up to 10.0 million shares of our outstanding common stock. There is no expiration date for this program. In conjunction with the stock split declared on August 5, 2010, the Board approved a doubling of the remaining number of shares, as at the date of stock split that could be purchased under the above program, from 7.2 million shares to 14.3 million shares. Accordingly, the effective total number of shares that can be purchased under the May 27, 2009 program is 17.2 million shares. For the three months ended September 30, 2010 and 2009, we repurchased 347,395 and 788,800 shares at a cost of $17.9 million and $35.7 million, respectively. Since the inception of the share buyback program, we have repurchased 6,622,907 shares before May 27, 2009 and 2,946,256 shares after that date at a total cost of $362.4 million.

(2)

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 5, 2010 and distributed on August 30, 2010.

Item 3	Defaults Upon Senior Securities

None

Item 4	Reserved

Item 5	Other Information

None

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc. (1)
3.2	Fourth Amended and Restated Bylaws of ResMed Inc. (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

November 2, 2010

ResMed Inc.

/s/ KIERAN T. GALLAHUE

Kieran T. Gallahue
Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK

Brett A. Sandercock
Chief Financial Officer
(Principal Financial Officer)