Form 10-Q
period 2010-12-31
RESMED INC
filed 2011-02-03
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

At January 25, 2011, there were 153,312,282 shares of Common Stock ($0.004 par value) outstanding. This number excludes 10,391,880 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION	Item 1

Item 1.	Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2010	June 30, 2010

ASSETS
Current assets
Cash and cash equivalents	$616,201	$488,776
Accounts receivable, net of allowance for doubtful accounts of $8,499 and $7,826 at December 31, 2010 and June 30, 2010, respectively	235,083	226,911
Inventories, net (note 3)	214,886	185,642
Deferred income taxes	7,447	14,112
Income taxes receivable	5,577	5,317
Prepaid expenses and other current assets	66,060	64,583

Total current assets	1,145,254	985,341

Non-current assets
Property, plant and equipment, net (note 5)	441,049	387,148
Goodwill (note 6)	219,220	198,625
Other intangibles, net (note 7)	50,627	30,925
Deferred income taxes	19,829	19,042
Other assets	8,232	5,316

Total non-current assets	738,957	641,056

Total assets	$1,884,211	$1,626,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$44,329	$57,535
Accrued expenses	92,527	80,883
Deferred revenue	37,030	29,507
Income taxes payable	7,884	22,656
Deferred income taxes	464	402
Current portion of long-term debt (note 8)	64,358	121,689

Total current liabilities	246,592	312,672

Non-current liabilities
Deferred income taxes	9,615	10,793
Deferred revenue	14,986	12,755
Income taxes payable	2,216	2,641

Total non-current liabilities	26,817	26,189

Total liabilities	273,409	338,861

Commitments and contingencies (note 11)
Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued

Common stock, $0.004 par value; 350,000,000 shares authorized; 163,631,946 issued and 153,467,673 outstanding at December 31, 2010, and 160,567,176 issued and 151,345,408 outstanding at June 30, 2010	614	605
Additional paid-in capital	737,300	660,185
Retained earnings	1,000,040	884,876
Treasury stock, at cost, 10,164,273 shares at December 31, 2010, and 9,221,768 shares at June 30, 2010	(381,101)	(344,505)
Accumulated other comprehensive income (note 4)	253,949	86,375

Total stockholders’ equity	1,610,802	1,287,536

Total liabilities and stockholders’ equity	$1,884,211	$1,626,397

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net revenues	$305,986	$275,134	$587,998	$522,126
Cost of sales	119,987	110,929	228,045	207,743

Gross profit	185,999	164,205	359,953	314,383

Operating expenses:
Selling, general and administrative	91,581	84,094	176,371	160,850
Research and development	21,972	19,059	41,712	36,973
Amortization of acquired intangible assets	2,573	2,130	4,604	3,975
Donation to Foundation	0	1,000	1,000	2,000

Total operating expenses	116,126	106,283	223,687	203,798

Income from operations	69,873	57,922	136,266	110,585

Other income, net:
Interest income, net	6,005	3,166	11,102	5,290
Other, net	3,043	2,009	8,106	5,127

Total other income, net	9,048	5,175	19,208	10,417

Income before income taxes	78,921	63,097	155,474	121,002
Income taxes	20,465	17,114	40,310	32,917

Net income	$58,456	$45,983	$115,164	$88,085

Basic earnings per share	$0.38	$0.31	$0.76	$0.59
Diluted earnings per share (note 2-k)	$0.37	$0.30	$0.73	$0.57

Basic shares outstanding (000’s)	152,420	150,246	152,006	150,544
Diluted shares outstanding (000’s)	157,593	154,068	157,276	153,748

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Six Months Ended
	December 31,
	2010	2009

Cash flows from operating activities:
Net income	$115,164	$88,085

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,988	29,974
Impairment of long-lived assets	2,257	0
Stock-based compensation costs	16,503	13,812
Provision for product warranties, net	82	2,496
Foreign currency revaluation	(12,292)	(5,273)
Write-down of cost-method investments	0	250
Tax benefit from stock option exercises	(8,550)	(5,163)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	1,720	5,657
Inventories, net	(9,036)	(19,468)
Prepaid expenses, net deferred income taxes and other current assets	3,479	(5,501)
Accounts payable, accrued expenses and other liabilities	(14,861)	(29,160)

Net cash provided by operating activities	127,454	75,709

Cash flows from investing activities:
Purchases of property, plant and equipment	(33,119)	(28,593)
Patent registration costs	(3,609)	(2,585)
Proceeds from sale of maturing investment securities	3,950	1,000
Business acquisitions, net of cash acquired	(21,150)	(10,660)
Purchase of intangible assets	(1,130)	0
Purchase of cost-method investments	(1,166)	0
Purchases of foreign currency options	(543)	(1,086)
Proceeds from exercise of foreign currency options	9,989	7,319

Net cash used in investing activities	(46,778)	(34,605)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	53,742	38,509
Tax benefit from stock option exercises	8,550	5,163
Purchases of treasury stock	(41,361)	(65,829)
Repayment of borrowings	(59,382)	(18,263)

Net cash (used in)/provided by financing activities	(38,451)	(40,420)

Effect of exchange rate changes on cash	85,200	35,097

Net increase in cash and cash equivalents	127,425	35,781
Cash and cash equivalents at beginning of period	488,776	415,650

Cash and cash equivalents at end of period	$616,201	$451,431

Supplemental disclosure of cash flow information:
Income taxes paid	$43,554	$70,059
Interest paid	$694	$1,101

Fair value of assets acquired in acquisitions, excluding cash	$17,142	$7,937
Liabilities assumed	(450)	(3,377)
Goodwill on acquisition Fair value of contingent consideration	4,958 0	8,183 (2,083)

Total purchase price	21,650	10,660
Less: Deposit paid in previous period	(500)	0

Cash paid for acquisition	$21,150	$10,660

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

The condensed consolidated financial statements for the three and six months ended December 31, 2010 and 2009 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2010.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from management’s estimates.

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

Cash equivalents include certificates of deposit and other highly liquid investments and are stated at cost, which approximates market. Investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the condensed consolidated balance sheet and statements of cash flows.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three and six months ended December 31, 2010 and 2009, there were no construction costs incurred relating to facilities that required interest to be capitalized.

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

Stock options of 683,000 and 2,494,000 for the three months ended December 31, 2010 and 2009, respectively, and stock options of 633,000 and 4,744,000 for the six months ended December 31, 2010 and 2009, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three and six months ended December 31, 2010 and 2009, are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Numerator:
Net income, used in calculating diluted earnings per share	$58,456	$45,983	$115,164	$88,085
Denominator:
Basic weighted-average common shares outstanding	152,420	150,246	152,006	150,544
Effect of dilutive securities:
Stock options and restricted stock units	5,173	3,822	5,270	3,204
Diluted weighted average shares	157,593	154,068	157,276	153,748
Basic earnings per share	$0.38	$0.31	$0.76	$0.59
Diluted earnings per share	$0.37	$0.30	$0.73	$0.57

PART I - FINANCIAL INFORMATION	Item 1

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

Our foreign currency derivatives portfolio represents a cash flow hedge program against the net cash flow of our international manufacturing operations. We have determined our hedge program to be a non-effective hedge. The foreign currency derivatives portfolio is recorded in the condensed consolidated balance sheets at fair value and included in other assets. Purchases of foreign currency derivatives and proceeds received from the exercise of foreign currency derivatives are classified as an investing activity within the condensed consolidated statements of cash flows.

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

Changes in the liability for product warranty for the six months ended December 31, 2010 are as follows (in thousands):

Balance at July 1, 2010	$11,507

Warranty accruals for the six months ended December 31, 2010	5,714

Warranty costs incurred for the six months ended December 31, 2010	(5,632)

Foreign currency translation adjustments	2,336

Balance at December 31, 2010	$13,925

(p)	Impairment of Long-Lived Assets

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

During the six months ended December 31, 2010, and 2009, we recognized an impairment charge of $2.3 million and $nil, respectively, relating to impaired long-lived assets.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(q)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at December 31, 2010 and June 30, 2010, was $3.0 million and $1.7 million, respectively. We review the carrying value of these investments at each balance sheet date. We have determined that the carrying value of our cost method investments do not exceed their estimated fair values.

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

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-Based Employee Compensation, Continued

The fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP is estimated on the date of the grant using the Black-Scholes valuation model, assuming no dividends and the following assumptions:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Stock options:
Weighted average grant date fair value	$10.32	$8.07	$10.30	$8.02
Weighted average risk-free interest rate	1.3%	2.2%	1.3%	2.2%
Expected option life in years	5.3	4.1 – 5.0	5.0 – 5.3	4.0 – 5.0
Expected volatility	31%	32 – 33%	31 – 32%	32 – 40%

ESPP purchase rights:
Weighted average risk-free interest rate	0.2%	0.3%	0.2%	0.2%
Expected option life in years	6 months	6 months	6 months	6 months
Expected volatility	26 – 29%	23 – 55%	26 – 29%	23 – 55%

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

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(3)	Inventories

Inventories were comprised of the following at December 31, 2010 and June 30, 2010 (in thousands):

	December 31, 2010	June 30, 2010
Raw materials	$79,139	$63,120
Work in progress	3,512	2,427
Finished goods	132,235	120,095
Inventories, net	$214,886	$185,642

(4)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Foreign currency translation gains/(losses)	$41,613	$3,356	$167,574	$62,444
Unrealized gain/(loss) on investment securities	0	486	0	510
Comprehensive income/(loss)	$41,613	$3,842	$167,574	$62,954

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(5)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of December 31, 2010 and June 30, 2010 (in thousands):

	December 31, 2010	June 30, 2010
Machinery and equipment	$135,764	$106,279
Computer equipment	117,274	99,069
Furniture and fixtures	41,630	33,873
Vehicles	2,876	2,702
Clinical, demonstration and rental equipment	79,864	66,394
Leasehold improvements	23,110	18,735
Land	65,407	57,785
Buildings	272,392	240,475
	738,317	625,312
Accumulated depreciation and amortization	(297,268)	(238,164)
Property, plant and equipment, net	$441,049	$387,148

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(6)	Goodwill

Changes in the carrying amount of goodwill for the six months ended December 31, 2010, were as follows (in thousands):

Balance at July 1, 2010	$198,625

Goodwill on business acquisition	4,958

Foreign currency translation adjustments	15,637

Balance at December 31, 2010	$219,220

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

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(7)	Other Intangible Assets

Other intangible assets are comprised of the following as of December 31, 2010, and June 30, 2010 (in thousands):

	December 31, 2010	June 30, 2010
Developed/core product technology	$55,096	$35,167
Accumulated amortization	(27,870)	(22,413)
Developed/core product technology, net	27,226	12,754
Trade names	2,403	2,159
Accumulated amortization	(1,823)	(1,547)
Trade names, net	580	612
Non compete agreements	1,835	0
Accumulated amortization	(113)	0
Non compete agreements, net	1,722	0
Customer relationships	15,444	13,854
Accumulated amortization	(10,059)	(8,316)
Customer relationships, net	5,385	5,538
Patents	48,797	37,146
Accumulated amortization	(33,083)	(25,125)
Patents, net	15,714	12,021
Other intangibles, net	$50,627	$30,925

Intangible assets consist of patents, customer relationships, trade names, developed/core product technology, and non compete agreements. Intangibles assets are amortized over the estimated useful life of the assets, generally between three and nine years. There are no expected residual values related to these assets.

(8)	Long-Term Debt

Long-term debt at December 31, 2010, and June 30, 2010 consists of the following (in thousands):

	December 31, 2010	June 30, 2010
Current portion of long-term debt	$64,358	$121,689
Non-current portion of long-term debt	0	0
Total long term debt	$64,358	$121,689

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(8)	Long-Term Debt, Continued

Revolving Facility

On February 27, 2009, ResMed Inc., and our wholly-owned subsidiaries, ResMed Corp., ResMed EAP Holdings Inc. and ResMed Motor Technologies Inc., entered into a Third Amendment to the March 1, 2006 Second Amended and Restated Revolving Loan Agreement with Union Bank of California, N.A. (the “Loan Agreement”).

The Loan Agreement was modified in order that the revolving commitment remains at $65 million otherwise it would have been reduced to $55 million as of March 1, 2009. The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the revolving facility bears interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At December 31, 2010, there was $64.1 million outstanding under this revolving facility.

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

The entire principal amount of the revolving facility and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Loan Agreement. Events of default include, among other items, failure to make payments when due, the occurrence of a material default in the performance of any covenants in the Loan Agreement or related amendments or a 35% or more change in control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc. or ResMed EAP Holdings Inc. At December 31, 2010, we were in compliance with our debt covenants.

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

Tranche A was a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a previous facility. Tranche A bore interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. The total outstanding principal amount of Tranche A had to be repaid in full on June 8, 2011. At December 31, 2010, the Tranche A facility loan had been fully repaid.

Tranche B was a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bore interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount had to be repaid in full on June 8, 2011. At December 31, 2010, the Tranche B facility loan had been fully repaid.

Tranche C was a USD 60 million term loan facility that could only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which would ultimately be paid to ResMed Inc. Tranche C bore interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount was repaid in full during the year ended June 30, 2009. At December 31, 2010, the Tranche C loan facility was no longer available.

Simultaneous with the Syndicated Facility Agreement, ResMed Limited entered into a working capital agreement with HSBC Bank Australia Limited for revolving, letter of credit and overdraft facilities up to a total commitment of 6.5 million Australian dollars, and ResMed (UK) Limited entered into a working capital agreement with HSBC Bank plc for a revolving cash advance facility for a total commitment of up to 3 million British Pounds Sterling. At December 31, 2010, there were no amounts outstanding under either of these facilities.

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

On September 30, 2009, ResMed Limited, agreed to amend and restate for a second time the Syndicated Facility Agreement. The second amended and restated agreement (“Second Amended and Restated Syndicated Facility Agreement”) provides for the extension of our Tranche D term loan facility in the amount of USD 50 million for an additional 12 month period and to increase the interest rate applicable to the Tranche D portion of the loan facility. The financier continued to have the right to assign part or all of its rights and/or obligations under the Second Amended and Restated Syndicated Facility Agreement to other financial institutions. The extended Tranche D loan facility bore interest at a rate equal to LIBOR for deposits denominated in USD, plus a margin of 2.25% or 2.50%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility was repaid by September 30, 2010. At December 31, 2010, there were no amounts outstanding under the Tranche D loan facility.

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

The obligations of ResMed Limited under the loan facility were subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH.

Prepayment Facility

During the quarter ended September 30, 2009, ResMed EPN Limited, our wholly-owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At December 31, 2010, there were no amounts outstanding under this facility.

Details of contractual debt maturities at December 31, 2010, are as follows (in thousands):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt	$64,358	$64,358	$0	$0	$0	$0	$0

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stockholders’ Equity

Common Stock. On May 27, 2009, our Board of Directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 10.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program canceled and replaced our previous share repurchase program previously authorized on June 6, 2002 for 8.0 million shares and pursuant to which we had repurchased 6,622,907 shares. The new program authorizes us to purchase in addition to the shares we repurchased under our previous program. There is no expiration date for this program. All share repurchases after May 29, 2009 have been executed in accordance with this program. In conjunction with the stock split declared on August 5, 2010, the Board approved a doubling of the remaining number of shares, as at the date of the stock split that could be purchased under the above program, from 7.2 million shares to 14.3 million shares. Accordingly, the effective total number of shares that can be purchased under the May 27, 2009 program is 17.2 million shares.

During the three month and six months ended December 31, 2010, we repurchased 0.6 million and 0.9 million shares, respectively, at a cost of $18.7 million and $36.6 million, respectively. At December 31, 2010, we have repurchased a total of 10.2 million shares at a cost of $381.1 million, of which 6.6 million shares were repurchased pursuant to the repurchase program approved on June 6, 2002 and 3.5 million were repurchased pursuant to the new repurchase program approved on May 27, 2009. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2010, 13.6 million additional shares can be repurchased under the approved share repurchase program.

Stock Split. On August 5, 2010, our Board of Directors declared a two-for-one split of our common stock to be payable in the form of a 100% stock dividend. On August 30, 2010, Shareholders received one additional share of common stock for every share held on August 17, 2010. All share and per share information has been adjusted to reflect the stock split.

Preferred Stock. In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at December 31, 2010 and June 30, 2010.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 22,921,650. The number of securities remaining available for future issuance under the 2009 Plan at December 31, 2010 is 4,151,826. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) two (2.0) shares, a decrease from two and four tenth (2.4) shares, for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3,000,000 shares of our common stock (except in a participant’s initial year of hiring up to 4,500,000 shares of our common stock may be granted).

At December 31, 2010, there was $84.4 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 3.1 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at December 31, 2010, was $291.3 million and $155.6 million, respectively. The aggregate intrinsic value of the options exercised during the three and six months ended December 31, 2010 was $28.5 million and $40.1 million, respectively.

The following table summarizes option activity during the six months ended December 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at beginning of period	16,835,936	$18.49	4.44
Granted	1,015,300	33.65
Exercised	(2,763,667)	18.22
Forfeited	(48,248)	17.10
Outstanding at end of period	15,039,321	$19.41	4.25
Exercise price range of granted options	$29.80 - $33.70
Options exercisable at end of period	9,356,429	$18.01

The following table summarizes the activity of restricted stock units during the six months ended December 31, 2010:

	Restricted Stock Units	Weighted Average Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	1,072,740	$25.90	1.97
Granted	976,858	33.62
Vested	(241,830)	25.54
Forfeited	(10,519)	25.54
Outstanding at end of period	1,797,249	$30.14	2.19

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 5, 2010 and distributed on August 30, 2010.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stockholders’ Equity, Continued

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009, as an amendment to the previously approved employee stock purchase plan. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. As part of the approval of the ESPP at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009, the number of shares of our common stock available for grant under the ESPP increased by 600,000, from 500,000 to 1,100,000. In conjunction with the stock split, the Board approved a doubling of the number of shares remaining available for future issuance under the ESPP, as at the date of stock split, from 540,000 to 1,080,000. At December 31, 2010, the number of shares remaining available for future issuance under the ESPP is 959,000.

During the three and six months ended December 31, 2010, we recognized $0.4 million and $1.1 million, respectively, of stock-based compensation expense associated with the ESPP.

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

•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(10)	Fair Value Measurements, Continued

The following table summarizes our financial assets and liabilities, as at December 31, 2010, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$616,201	$0	$0	$616,201
Cost-method investments	0	0	2,980	2,980
Foreign currency options	0	18,435	0	18,435
	$616,201	$18,435	$2,980	$637,616

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

The following table shows a reconciliation of the changes in the six months ended December 31, 2010 for fair value measurements using significant unobservable inputs (thousands):

Cost-Method Investments
Balance at July 1, 2010	$1,748
Purchases	1,166
Foreign currency translation	66
Balance at December 31, 2010	$2,980

We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2010 or June 30, 2010.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(11)	Legal Actions and Contingencies

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not have a material adverse effect on our condensed consolidated financial statements taken as a whole.

During September and October 2004, we began receiving tax assessment notices for the audit of one of our German subsidiaries by the German tax authorities for the years 1996 through 1998. Certain aspects of these assessment notices are being contested and appealed to the German tax authority office. As the outcome of the appeal cannot be predicted with certainty, any tax issues resolved in a manner not consistent with our expectations may require us to adjust our provision for income tax in the period of resolution. However, the estimate of the range of loss or possible loss in relation to the tax assessment notices for the years 1996 to 1998, which are being contested and appealed, is immaterial to our condensed consolidated financial statements when taken as a whole.

In February 2007, the University of Sydney commenced legal action in the Federal Court of Australia against us, claiming breach of a license agreement and infringement of certain intellectual property. The claim has been amended to include an allegation of breach of confidentiality. The university is seeking various types of relief, including an injunction against manufacturing, supplying, offering for sale, selling or exporting certain mask devices, payment of license fees, damages or an account of profits, interest, costs and declaration of a constructive trust over and assignment of certain intellectual property. In October 2007, we filed a defense denying the university’s claim, as well as a cross-claim against the university seeking an order for rectification of the contract and alleging the university violated the Australian Trade Practices Act. The matter is ongoing. Given the inherent uncertainty and unpredictability of litigation and due to the status of this legal action, no range of loss or possible loss can be reasonably estimated. However, we do not expect the outcome of this matter to have a material adverse effect on our condensed consolidated financial statements when taken as a whole.

In January 2010, Vaughn Medical Equipment Repair Service, L.L.C., filed a complaint in the U.S. District Court in Louisiana, asserting claims against us and other defendants, for anti-competitive conduct, conspiracy, defamation and tortious interference. In September 2010, the US District Court granted our motion to dismiss the case. Vaughn Medical appealed that dismissal. On September 3, 2010, ResMed filed an Original Petition in Intervention in the Judicial District of Fort Bend County, Texas, in which it asserted claims against Vaughn Medical and others, for tortious interference, conspiracy, and asserting a groundless and bad faith antitrust claim. Also in September 2010, Vaughn Medical filed its petition against ResMed and others, asserting claims against ResMed for violations of the Texas Free Enterprise and Antitrust Act, tortious interference, defamation, civil conspiracy, and unjust enrichment. ResMed, Vaughn Medical, and others ultimately entered into a settlement, with an effective date of December 2, 2010. In accordance with that settlement, on December 10, 2010, the Fort Bend County Texas District Court entered an Agreed Permanent Injunction and Order, which included enjoining Vaughn Medical and certain other parties from distributing ResMed products without ResMed’s authorization, representing themselves as authorized ResMed distributors without ResMed’s authorization, or disparaging ResMed’s reputation. Also in accordance with the settlement, on December 13, 2010, the US Court of Appeals for the Fifth Circuit dismissed Vaughn Medical’s appeal, with prejudice, at Vaughn Medical’s request.

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(12)	Derivative Instruments and Hedging Activities, Continued

We held foreign currency instruments with notional amounts totaling $174.9 million and $211.5 million at December 31, 2010 and June 30, 2010, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 30, 2013.

The fair value and effect of derivative instruments on our condensed consolidated financial statements were as follows:

	Asset Derivatives	December 31, 2010		Gain recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Location of gain recognized in Income on Derivative	Six Months Ended December 31, 2010
Foreign Exchange Contracts	Other Assets	$18,435	Other Income	$14,026

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at December 31, 2010 and June 30, 2010 was $18.4 million and $10.8 million, respectively, which represents the positive fair value of our foreign currency derivatives. These values are included in the current and non-current balances of other assets on the condensed consolidated balance sheets. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and, as such, we do not expect material losses as a result of default by our counterparties.

(13)	Subsequent Events

We have evaluated any events or transactions occurring after December 31, 2010 and noted that there have been no such events or transactions which would impact our consolidated financial statements for the three and six months ended December 31, 2010.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and six months ended December 31, 2010. Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. MD&A is provided as a supplement to, and should be read in conjunction with selected financial data and condensed consolidated financial statements and notes, included herein.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three and six months ended December 31, 2010, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between sleep-disordered breathing/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transportation industry.

We are committed to ongoing investment in research and development and product enhancements. During the three and six months ended December 31, 2010, we invested $22.0 million and $41.7 million respectively, on research and development activities. Since the development of Continuous Positive Airway Pressure (“CPAP”), we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We have recently introduced the S9™ Escape product, the Swift™ FX for Her mask, the Mirage™ FX mask and the Quattro™ FX mask. We are taking steps to increase awareness of the health dangers of sleep-disordered breathing by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between sleep-disordered breathing, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We believe these efforts should also support our efforts to inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the three months ended December 31, 2010, our net revenue increased by 11% when compared to the three months ended December 31, 2009. Gross margin was 60.8% for the three months ended December 31, 2010 compared to 59.7% for the three months ended December 31, 2009. Diluted earnings per share for the three months ended December 31, 2010 increased to $0.37 per share, up from $0.30 per share in the three months ended December 31, 2009.

At December 31, 2010, our cash and cash equivalents totaled $616.2 million, our total assets were $1.9 billion and our stockholders’ equity was $1.6 billion.

In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented. In order to calculate our constant currency information, we translate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. However, constant currency measures should not be considered in isolation or as an alternative to U.S. dollars measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended December 31, 2010 to $306.0 million compared to $275.1 million for the three months ended December 31, 2009, an increase of $30.9 million or 11%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar negatively impacted revenues by approximately $6.5 million during the three months ended December 31, 2010. Excluding the impact of unfavorable foreign currency movements, net revenue for the three months ended December 31, 2010 increased by 14% compared to the three months ended December 31, 2009.

Net revenue in North and Latin America increased for the three months ended December 31, 2010 to $163.2 million from $148.0 million for the three months ended December 31, 2009, an increase of 10%. We believe this growth has been generated by increased public and physician awareness of sleep-disordered breathing and growth generated from our recent product releases including the S9 flow generator and the Swift FX and the Swift FX for Her masks. Net international revenue, which includes all markets outside North and Latin America, for the three months ended December 31, 2010, increased to $142.8 million from $127.1 million for the three months ended December 31, 2009, an increase of 12%. Movements in international currencies against the U.S. dollar negatively impacted international revenues by approximately $6.5 million during the three months ended December 31, 2010. Excluding the impact of movements in international currencies, international sales grew by 17% compared to the three months ended December 31, 2009. We believe this international sales growth predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases, including the S9 flow generator and the Quattro FX mask.

Net revenue from the sales of flow generators, including humidifiers, for the three months ended December 31, 2010 totaled $175.4 million, an increase of 8% compared to the three months ended December 31, 2009 of $162.1 million, including increases of 2% in North and Latin America and 14% internationally. Net revenue from the sales of masks and other accessories for the three months ended December 31, 2010 totaled $130.6 million, an increase of 16% compared to the three months ended December 31, 2009 of $113.0 million, including increases of 19% in North and Latin America and 10% internationally. Excluding the impact of unfavorable currency movements, international revenue increased by 19% and 14% for flow generators and masks and other accessories, respectively, for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the three months ended December 31, 2010 compared to the three months ended December 31, 2009:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	2%	14%	8%	19%	11%
Masks and other accessories	19%	10%	16%	14%	17%
Total	10%	12%	11%	17%	14%

*	Constant currency numbers exclude the impact of movements in international currencies.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, continued

Net revenue for the six months ended December 31, 2010, increased to $588.0 million or 13% as compared to $522.1 million for the six months ended December 31, 2009. For the six months ended December 31, 2010, revenue from sales of flow generators increased by 12% compared to the six months ended December 31, 2009, comprising an 8% increase in North and Latin America and a 15% increase internationally. Revenue from sales of mask systems, motors and other accessories increased by 14%, comprising an 18% increase in North and Latin America and a 7% increase internationally, for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. Movement in international currencies against the U.S. dollar negatively impacted net revenue by approximately $14.3 million during the six months ended December 31, 2010. Excluding the impact of unfavorable currency movements, total revenue for the six months ended December 31, 2010 increased by 15% compared to the six months ended December 31, 2009. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, and strong sales from our new products.

The following table summarizes the percentage movements in our net revenue for the six months ended December 31, 2010 compared to the six months ended December 31, 2009:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)*
Flow generators	8%	15%	12%	21%	15%
Masks, motors and other accessories	18%	7%	14%	13%	16%
Total	13%	12%	13%	18%	15%

*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended December 31, 2010 to $186.0 million from $164.2 million for the three months ended December 31, 2009, an increase of $21.8 million or 13%. Gross profit as a percentage of net revenue for the three months ended December 31, 2010 increased to 60.8% from 59.7% for the three months ended December 31, 2009.

Gross profit increased for the six months ended December 31, 2010 to $360.0 million from $314.4 million for the six months ended December 31, 2009, an increase of $45.6 million or 15%. Gross profit as a percentage of net revenue for the six months ended December 31, 2010 was 61.2% compared to 60.2% for the six months ended December 31, 2009.

The increase in gross margins for the three and six months ended December 31, 2010 is primarily due to new product introductions, cost savings attributable to manufacturing and supply chain initiatives and product mix, partly offset by the appreciation of the Australian dollar against the U.S. dollar as the majority of our manufacturing labor and overhead is denominated in Australian dollars.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2010 to $91.6 million from $84.1 million for the three months ended December 31, 2009, an increase of $7.5 million or 9%. Selling, general and administrative expenses, as a percentage of net revenue, were 29.9% for the three months ended December 31, 2010 compared to 30.6% for the three months ended December 31, 2009.

Selling, general and administrative expenses increased for the six months ended December 31, 2010 to $176.4 million from $160.9 million for the six months ended December 31, 2009, an increase of $15.5 million or 10%. Selling, general and administrative expenses, as a percentage of net revenue, were 30.0% for the six months ended December 31, 2010 compared to 30.8% for the six months ended December 31, 2009.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth, stock-based compensation costs and other expenses related to the increase in our sales. As a percentage of net revenue, we expect our future selling, general and administrative expense to be between 30% and 31%.

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2010 to $22.0 million from $19.1 million for the three months ended December 31, 2009, an increase of $2.9 million or 15%. Research and development expenses, as a percentage of net revenue, were 7.2% for the three months ended December 31, 2010, compared to 6.9% for the three months ended December 31, 2009.

Research and development expenses increased for the six months ended December 31, 2010 to $41.7 million from $37.0 million for the six months ended December 31, 2009, an increase of $4.7 million or 13%. Research and development expenses, as a percentage of net revenue, were 7.1%, for the six months ended December 31, 2010 compared to 7.1% for the six months ended December 31, 2009.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel and an increase in materials and tooling incurred to facilitate development of new products. The increase in research and development expenses was also due to the net appreciation of the Australian dollar against the U.S. dollar, which increased our expenses by approximately $1.0 million and $1.8 million for the three and six months ended December 31, 2010, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue to be between 7% and 8%.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended December 31, 2010 totaled $2.6 million and $4.6 million, respectively, as compared to $2.1 million and $4.0 million for the three and six months ended December 31, 2009, respectively. The increase in amortization expense is attributable to the recent acquisition of certain business assets of our headgear supplier.

Donations to Foundation

For the three and six months ended December 31, 2010, we donated a total of $Nil and $1.0 million, respectively, to the ResMed Foundation (the “Foundation”). The Foundation was established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing and to increase public and physician awareness of the importance of sleep and respiratory health throughout the world. For the three and six months ended December 31, 2009, we donated a total of $1.0 million and $2.0 million, respectively, to the ResMed Foundation.

Other Income, Net

Other income, net for the three and six months ended December 31, 2010 was $9.0 million and $19.2 million, respectively, compared to $5.2 million and $10.4 million, respectively, for the three and six months ended December 31, 2009. The increase in other income, net, during the three and six months ended December 31, 2010, was predominately due to gains on foreign currency and hedging transactions and an increase in interest income, net, due to additional cash balances, an increase in interest rates on Australian dollar denominated deposits and a reduction in our long-term debt.

Income Taxes

Our effective income tax rate of approximately 25.9% for the three months ended December 31, 2010 was lower than our effective income tax rate of approximately 27.1% for the three months ended December 31, 2009. Our effective income tax rate 25.9% for the six months ended December 31, 2010 was lower than our effective tax rate of 27.2% for the six months ended December 31, 2009. The lower tax rate was primarily due to a change in the geographic mix of taxable income.

We continue to benefit from the Australian and Singapore corporate tax rates and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income

As a result of the factors above, our net income for the three months ended December 31, 2010 was $58.5 million or $0.37 per diluted share compared to net income of $46.0 million or $0.30 per diluted share for the three months ended December 31, 2009, an increase of 27% and 23%, respectively, over the three months ended December 31, 2009.

As a result of the factors above, our net income for the six months ended December 31, 2010 was $115.2 million or $0.73 per diluted share compared to net income of $88.1 million or $0.57 per diluted share for the six months ended December 31, 2009, an increase of 31% and 28%, respectively, over the six months ended December 31, 2009.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 2010 and June 30, 2010, we had cash and cash equivalents of $616.2 million and $488.8 million, respectively. Working capital was $898.7 million and $672.7 million at December 31, 2010 and June 30, 2010, respectively.

Inventories at December 31, 2010 were $214.9 million, an increase of $32.0 million or 18% over the December 31, 2009 balance of $182.9 million. The percentage increase in inventories mainly reflects an increase in materials for new products and the impact of movements in foreign currency exchange rates, particularly the appreciation of the Australian dollar relative to the U.S. dollar.

Accounts receivable at December 31, 2010 were $235.1 million, an increase of $26.2 million or 13% over the December 31, 2009 accounts receivable balance of $208.9 million. Accounts receivable days outstanding of 67 days at December 31, 2010 decreased by 3 days compared to the 70 days at December 31, 2009. Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2010 and June 30, 2010 was 3.5% and 3.3%, respectively. To date we have not experienced any significant adverse decline in the credit quality of our customers and it remains broadly consistent with our past experience.

At December 31, 2010, no capital lease obligations exist. Details of contractual obligations at December 31, 2010 are as follows:

	Payments Due by Period
In $000’s	Total	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015	Thereafter
Long-Term Debt	$64,358	$64,358	$0	$0	$0	$0	$0
Operating Leases	33,758	12,620	8,128	5,266	3,534	2,300	1,910
Purchase Obligations	100,424	93,186	3,224	3,254	760	0	0
Total Contractual Obligations (A)	$198,540	$170,164	$11,352	$8,520	$4,294	$2,300	$1,910

(A)	The liabilities related to unrecognized tax benefits are not included in the above contractual obligations because the timing cannot be reliably estimated.

Details of other commercial commitments as at December 31, 2010 are as follows:

	Amount of Commitment Expiration Per Period
In $000’s	Total	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015	Thereafter
Standby Letters of Credit	$91	$56	$0	$0	$0	$0	$35
Guarantees*	73,285	67,334	1,194	958	628	318	2,853
Other Commercial Commitments	12	12	0	0	0	0	0
Total Commercial Commitments	$73,388	$67,402	$1,194	$958	$628	$318	$2,888

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

The entire outstanding principal amount must be repaid in full before March 1, 2011. The outstanding principal amount due under the revolving facility bears interest at a rate equal to LIBOR plus 0.75% to 1.00% (depending on the applicable leverage ratio). At December 31, 2010, there was $64.1 million outstanding under this revolving facility, which we expect to repay in accordance with the terms of the Loan Agreement.

Syndicated Facility

On June 8, 2006, our wholly owned Australian subsidiary, ResMed Limited, entered into a Syndicated Facility Agreement with HSBC Bank Australia Limited as original financier, facility agent and security trustee, that provides for a loan in tranches (the “Syndicated Facility Agreement”).

Tranche A was a Euro (“EUR”) 50 million five-year term loan facility that refinanced all amounts outstanding under a previous facility. Tranche A bore interest at a rate equal to LIBOR for deposits denominated in EUR plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of ResMed Inc. and its subsidiaries (the “ResMed Group”) for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount had to be repaid in full on June 8, 2011. At December 31, 2010, the Tranche A facility loan had been fully repaid.

Tranche B was a USD 15 million term loan facility that may only be used for the purpose of financing capital expenditures and other asset acquisitions by the ResMed Group. Tranche B bore interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars, USD or British Pounds Sterling plus a margin of 0.80% or 0.90%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount had to be repaid in full on June 8, 2011. At December 31, 2010, the Tranche B facility loan had been fully repaid.

Tranche C was a USD 60 million term loan facility that could only be used for the purpose of the payment by ResMed Limited of a dividend to ResMed Holdings Limited, which would ultimately be paid to ResMed Inc. Tranche C bore interest at a rate equal to LIBOR for deposits denominated in EUR, Australian dollars or USD plus a margin of 0.70% or 0.80%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire outstanding principal amount was repaid in full during the year ended June 30, 2009. At December 31, 2010, the Tranche C loan facility was no longer available.

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

On September 30, 2009, ResMed Limited, agreed to amend and restate for a second time the Syndicated Facility Agreement. The second amended and restated agreement (“Second Amended and Restated Syndicated Facility Agreement”) provides for the extension of our Tranche D term loan facility in the amount of USD 50 million for an additional 12 month period and to increase the interest rate applicable to the Tranche D portion of the loan facility. The financier continued to have the right to assign part or all of its rights and/or obligations under the Second Amended and Restated Syndicated Facility Agreement to other financial institutions. The extended Tranche D loan facility bore interest at a rate equal to LIBOR for deposits denominated in USD, plus a margin of 2.25% or 2.50%, depending on the ratio of the total debt to EBITDA of the ResMed Group for the most recently completed fiscal year for the applicable interest period. The entire principal amount of the additional loan facility had been repaid by September 30, 2010. At December 31, 2010 there were no amounts outstanding under the Tranche D loan facility.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

The obligations of ResMed Limited under the loan facility were subject to two guarantee and indemnity agreements, one on behalf of ResMed Inc. and its U.S. subsidiary, ResMed Corp., and another on behalf of ResMed’s international subsidiaries, ResMed SAS (other than Tranche C), ResMed GmbH & Co. KG, ResMed (UK) Limited and Take Air Medical Handels-GmbH.

Prepayment Facility

During the quarter ended September 30, 2009, ResMed EPN Limited, our wholly owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At December 31, 2010, there were no amounts outstanding under this facility.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand and cash generated from operations.

Common stock

On May 27, 2009, our Board of Directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 10.0 million shares of ResMed Inc. common stock. During the three and six months ended December 31, 2010, we repurchased 0.6 million and 0.9 million shares, at a cost of $18.7 million and $36.6 million. In conjunction with the stock split declared on August 5, 2010, the Board approved a doubling of the remaining number of shares, as at the date of the stock split that could be purchased under the above program, from 7.2 million shares to 14.3 million shares. Accordingly, the effective total number of shares that can be purchased under the May 27, 2009 program is 17.2 million shares. At December 31, 2010, we have repurchased a total of 10.2 million shares at a cost of $381.1 million, and of which 6.6 million shares were repurchased pursuant to the repurchase program approved on June 6, 2002 and 3.5 million shares were repurchased pursuant to the new repurchase program approved on May 27, 2009. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2010, 13.6 million additional shares can be repurchased under the share repurchase program approved May 27, 2009.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information in U.S. dollar equivalents on our significant foreign-currency-denominated financial assets and liabilities at December 31, 2010 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)	Singapore Dollar (SGD)
AUD Functional Currency Entities:
Assets	$0	$100,020	$54,158	$1,328	$0	$59
Liability	0	(89,399)	(45,930)	(147)	0	(133)
Net Total	0	10,621	8,228	1,181	0	(74)
USD Functional Currency Entities:
Assets	0	0	0	0	9,431	0
Liability	0	0	0	0	0	0
Net Total	0	0	0	0	9,431	0
EURO Functional Currency Entities:
Assets	0	1	0	0	0	0
Liability	0	(128)	0	(1,151)	0	0
Net Total	0	(127)	0	(1,151)	0	0
GBP Functional Currency Entities:
Assets	0	0	869	0	0	0
Liability	0	(17)	(304)	0	0	0
Net Total	0	(17)	565	0	0	0
SGD Functional Currency Entities:
Assets	1,613	20,317	12,040	273	0	0
Liability	(2,297)	(32,913)	(4,232)	0	0	0
Net Total	(684)	(12,596)	7,808	273	0	0
INR Functional Currency Entities:
Assets	0	0	0	0	0	0
Liability	0	(1,995)	(500)	0	0	0
Net Total	0	(1,995)	(500)	0	0	0

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency hedges held at December 31, 2010. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)
Foreign Exchange Call Options	FY 2011	FY 2012	FY 2013	Total	Dec 31, 2010	Jun 30, 2010
Receive AUD/Pay USD
Option amount	$27,500	$70,000	$10,000	$107,500	$9,632	$3,855
Ave. contractual exchange rate	AUD 1 = USD 0.8347	AUD 1 = USD 0.9243	AUD 1 = USD 0.8200	AUD 1 = USD 0.8894
Receive AUD/Pay Euro
Option amount	$29,361	$31,363	$6,673	$67,397	$8,803	$6,907
Ave. contractual exchange rate	AUD 1 = Euro 0.5899	AUD 1 = Euro 0.6694	AUD 1 = Euro 0.7500	AUD 1 = Euro 0.6975

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, investment securities and debt. At December 31, 2010, we maintained cash and cash equivalents of $616.2 million containing financial instruments that have original maturities of less than 90 days. These financial instruments are principally comprised of bank term deposits and at call accounts and are invested at both short term fixed interest rates and variable interest rates. At December 31, 2010, we had total long-term debt, including the current portion of those obligations, of $64.4 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended December 31, 2010, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

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

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At December 31, 2010, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2010, except for the following:

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

Moreover, in January 2011, the FDA announced twenty-five specific action items it intends to take with respect to the 510(k) process. FDA issued its recommendations and proposed action items in response to concerns from both within and outside of FDA about the 510(k) program. Although FDA has not detailed the specific modifications or clarifications that the Agency intends to make to its guidances, policies, and regulations pertaining to the review and regulation of devices such as ours which seek and receive marketing clearance through the 510(k) process, the FDA’s announced action items signal that additional regulatory requirements are likely. In particular, the FDA intends to issue a variety of draft guidances and regulations over the coming months which would, among other things, clarify when changes to a cleared medical device warrant a new 510(k) and which modifications would be eligible for a Special 510(k), establish a Unique Device Identification System, and clarify FDA’s use and application of several key terms in the 510(k) review process. These reforms, when implemented, could impose additional regulatory requirements upon us which could delay our ability to obtain new clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the six months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
July 1 – July 31, 2010	50,000	$59.53	9,271,768	7,351,139
August 1 – August 30, 2010	194,495	54.25	9,516,263	7,156,644
Stock split adjustment (1)				14,313,288
August 31 – September 30, 2010	102,900	30.85	9,569,163	14,210,388
October 1 – October 31, 2010	394,110	31.22	9,963,273	13,816,278
November 1 – November 30, 2010	201,000	31.94	10,164,273	13,615,278
December 1 – December 31, 2010				13,615,278
Total	942,505	$37.58	10,164,273	13,615,278

(1)

On May 27, 2009, the Board of Directors authorized us to repurchase up to 10.0 million shares of our outstanding common stock. There is no expiration date for this program. In conjunction with the stock split declared on August 5, 2010, the Board approved a doubling of the remaining number of shares, as at the date of the stock split that could be purchased under the above program, from 7.2 million shares to 14.3 million shares. Accordingly, the effective total number of shares that can be purchased under the May 27, 2009 program is 17.2 million shares. For the six months ended December 31, 2010 and 2009, we repurchased 942,505 and 2,790,086 shares at a cost of $36.6 million and $65.8 million, respectively. Since the inception of the share buyback program, we have repurchased 6,622,907 shares before May 27, 2009 and 3,541,366 shares after that date at a total cost of $381.1 million.

(2)

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 5, 2010 and distributed on August 30, 2010.

Item 3	Defaults Upon Senior Securities

None

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 4	Removed and Reserved

Item 5	Other Information

None

PART II - OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc. (1)
3.2	Fourth Amended and Restated Bylaws of ResMed Inc. (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed on February 2, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

February 2, 2011

ResMed Inc.

/s/ PETER C. FARRELL

Peter C. Farrell
Executive Chairman of the Board, Interim Chief Executive Officer and President
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK

Brett A. Sandercock
Chief Financial Officer
(Principal Financial Officer)