Form 10-Q
period 2011-03-31
RESMED INC
filed 2011-05-03
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At April 25, 2011, there were 152,914,937 shares of Common Stock ($0.004 par value) outstanding. This number excludes 12,063,273 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.	Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	March 31, 2011	June 30, 2010

ASSETS
Current assets
Cash and cash equivalents	$671,704	$488,776
Accounts receivable, net of allowance for doubtful accounts of $9,274 and $7,826 at March 31, 2011 and June 30, 2010, respectively	251,935	226,911
Inventories, net (note 3)	205,000	185,642
Deferred income taxes	12,220	14,112
Income taxes receivable	7,306	5,317
Prepaid expenses and other current assets	54,493	64,583

Total current assets	1,202,658	985,341

Non-current assets
Property, plant and equipment, net (note 5)	447,669	387,148
Goodwill (note 6)	230,855	198,625
Other intangibles, net (note 7)	49,236	30,925
Deferred income taxes	19,999	19,042
Other assets	11,742	5,316

Total non-current assets	759,501	641,056

Total assets	$1,962,159	$1,626,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$52,370	$57,535
Accrued expenses	90,353	80,883
Deferred revenue	42,133	29,507
Income taxes payable	5,783	22,656
Deferred income taxes	497	402
Current portion of long-term debt (note 8)	235	121,689

Total current liabilities	191,371	312,672

Non-current liabilities
Deferred income taxes	9,376	10,793
Deferred revenue	16,588	12,755
Income taxes payable	1,434	2,641
Non Current portion of long-term debt (note 8)	80,000	0

Total non-current liabilities	107,398	26,189

Total liabilities	298,769	338,861

Commitments and contingencies (note 11)
Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	0	0
Common stock, $0.004 par value; 350,000,000 shares authorized; 164,731,408 issued and 152,668,135 outstanding at March 31, 2011 and 160,567,176 issued and 151,345,408 outstanding at June 30, 2010	611	605
Additional paid-in capital	767,439	660,185
Retained earnings	1,053,390	884,876
Treasury stock, at cost, 12,063,273 shares at March 31, 2011, and 9,221,768 shares at June 30, 2010	(440,635)	(344,505)
Accumulated other comprehensive income (note 4)	282,585	86,375

Total stockholders’ equity	1,663,390	1,287,536

Total liabilities and stockholders’ equity	$1,962,159	$1,626,397

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net revenues	$313,258	$278,659	$901,255	$800,785
Cost of sales	130,755	112,076	358,800	319,819

Gross profit	182,503	166,583	542,455	480,966

Operating expenses:
Selling, general and administrative	92,549	84,133	268,920	244,984
Research and development	23,319	18,279	65,032	55,252
Amortization of acquired intangible assets	2,673	1,992	7,276	5,967
Donation to Foundation	0	1,000	1,000	3,000

Total operating expenses	118,541	105,404	342,228	309,203

Income from operations	63,962	61,179	200,227	171,763

Other income, net:
Interest income, net	6,663	4,092	17,765	9,383
Other, net	398	2,387	8,506	7,515

Total other income, net	7,061	6,479	26,271	16,898

Income before income taxes	71,023	67,658	226,498	188,661
Income taxes	17,673	18,824	57,984	51,742

Net income	$53,350	$48,834	$168,514	$136,919

Basic earnings per share	$0.35	$0.32	$1.11	$0.91
Diluted earnings per share (note 2-k)	$0.34	$0.31	$1.07	$0.89

Basic shares outstanding (000’s)	153,251	150,876	152,407	150,648
Diluted shares outstanding (000’s)	157,616	155,660	157,356	154,356

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Nine Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$168,514	$136,919

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,108	46,090
Impairment of long-lived assets	2,257	0
Stock-based compensation costs	23,196	21,850
Provision for product warranties, net	(483)	2,241
Foreign currency revaluation	(13,392)	(8,821)
Write-down of cost-method investments	0	250
Tax benefit from stock option exercises	(11,566)	(8,142)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(11,489)	(13,228)
Inventories, net	3,579	(34,906)
Prepaid expenses, net deferred income taxes and other current assets	12,739	(11,483)
Accounts payable, accrued expenses and other liabilities	(15,601)	(1,519)

Net cash provided by operating activities	208,862	129,251

Cash flows from investing activities:
Purchases of property, plant and equipment	(49,163)	(40,533)
Patent registration costs	(4,992)	(3,478)
Proceeds from sale of maturing investment securities	3,950	1,050
Business acquisitions, net of cash acquired	(22,450)	(10,660)
Purchase of cost-method investments	(1,826)	0
Proceeds from disposal of business assets and contracts	0	284
Purchases of foreign currency options	(1,463)	(1,479)
Proceeds from exercise of foreign currency options	14,570	10,804

Net cash used in investing activities	(61,374)	(44,012)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	74,362	65,351
Proceeds from borrowings, net of borrowing costs	78,695	0
Tax benefit from stock option exercises	11,566	8,142
Purchases of treasury stock	(100,895)	(76,532)
Repayment of borrowings	(123,519)	(18,438)

Net cash (used in) financing activities	(59,791)	(21,477)

Effect of exchange rate changes on cash	95,231	41,524

Net increase in cash and cash equivalents	182,928	105,286
Cash and cash equivalents at beginning of period	488,776	415,650

Cash and cash equivalents at end of period	$671,704	$520,936

Supplemental disclosure of cash flow information:
Income taxes paid	$64,209	$77,510
Interest paid	$1,121	$1,661

Fair value of assets acquired in acquisitions, excluding cash	$18,442	$7,937
Liabilities assumed	(450)	(3,909)
Goodwill on acquisition Fair value of contingent consideration	5,758 (800)	8,715 (2,083)

Total purchase price	22,950	10,660
Less: Deposit paid in previous period	(500)	0

Cash paid for acquisition	$22,450	$10,660

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

The condensed consolidated financial statements for the three and nine months ended March 31, 2011 and 2010 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2010.

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

Taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, are excluded from revenue.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a facility is complete and available for use. During the three and nine months ended March 31, 2011 and 2010, there were no construction costs incurred relating to facilities that required interest to be capitalized.

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

The weighted average number of stock options not included in the computation of diluted earnings per share was 990,000 and 1,026,000 for the three months ended March 31, 2011 and 2010, respectively, and 592,000 and 1,814,000 for the nine months ended March 31, 2011 and 2010, respectively, as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended March 31, 2011 and 2010 are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Numerator:
Net income, used in calculating diluted earnings per share	$53,350	$48,834	$168,514	$136,919
Denominator:
Basic weighted-average common shares outstanding	153,251	150,876	152,407	150,648
Effect of dilutive securities:
Stock options and restricted stock units	4,365	4,784	4,949	3,708
Diluted weighted average shares	157,616	155,660	157,356	154,356
Basic earnings per share	$0.35	$0.32	$1.11	$0.91
Diluted earnings per share	$0.34	$0.31	$1.07	$0.89

PART I - FINANCIAL INFORMATION	Item 1

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

Our foreign currency derivatives portfolio represents a cash flow hedge program against the net cash flow of our international manufacturing and sales operations. We have determined our hedge program to be a non-effective hedge. The foreign currency derivatives portfolio is recorded in the condensed consolidated balance sheets at fair value and included in other assets. Purchases of foreign currency derivatives and proceeds received from the exercise of foreign currency derivatives are classified as an investing activity within the condensed consolidated statements of cash flows.

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

Changes in the liability for product warranty for the nine months ended March 31, 2011 are as follows (in thousands):

Balance at July 1, 2010	$11,507

Warranty accruals for the nine months ended March 31, 2011	8,629

Warranty costs incurred for the nine months ended March 31, 2011	(9,112)

Foreign currency translation adjustments	2,553

Balance at March 31, 2011	$13,577

(p)	Impairment of Long-Lived Assets

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

During the nine months ended March 31, 2011 and 2010, we recognized an impairment charge of $2.3 million and $nil, respectively, relating to impaired long-lived assets.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(q)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at March 31, 2011 and June 30, 2010, was $3.6 million and $1.7 million, respectively. We review the carrying value of these investments at each balance sheet date. We have determined that the carrying value of our cost method investments do not exceed their estimated fair values.

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

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-Based Employee Compensation, Continued

The fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP is estimated on the date of the grant using the Black-Scholes valuation model, assuming no dividends and the following assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Stock options:
Weighted average grant date fair value	$10.15	$8.27	$10.30	$8.03
Weighted average risk-free interest rate	2.2%	2.4%	1.3%	2.2%
Expected option life in years	5.3	5.0	5.0 – 5.3	4.0 – 5.0
Expected volatility	31%	32%	31 – 32%	32 – 40%

ESPP purchase rights:
Weighted average risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Expected option life in years	6 months	6 months	6 months	6 months
Expected volatility	26 – 29%	23%	26 – 29%	23 – 55%

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

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(3)	Inventories

Inventories were comprised of the following at March 31, 2011 and June 30, 2010 (in thousands):

	March 31, 2011	June 30, 2010
Raw materials	$71,620	$63,120
Work in progress	3,333	2,427
Finished goods	130,047	120,095
Inventories, net	$205,000	$185,642

(4)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Foreign currency translation gains/(losses)	$28,636	$(491)	$196,210	$61,983
Unrealized gain/(loss) on investment securities	0	(22)	0	488
Comprehensive income/(loss)	$28,636	$(513)	$196,210	$62,471

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(5)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of March 31, 2011 and June 30, 2010 (in thousands):

	March 31, 2011	June 30, 2010
Machinery and equipment	$139,831	$106,279
Computer equipment	120,497	99,069
Furniture and fixtures	45,183	33,873
Vehicles	2,855	2,702
Clinical, demonstration and rental equipment	90,338	66,394
Leasehold improvements	24,426	18,735
Land	65,952	57,785
Buildings	275,095	240,475
	764,177	625,312
Accumulated depreciation and amortization	(316,508)	(238,164)
Property, plant and equipment, net	$447,669	$387,148

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(6)	Goodwill

Changes in the carrying amount of goodwill for the nine months ended March 31, 2011, were as follows (in thousands):

Balance at July 1, 2010	$198,625

Goodwill on business acquisition	5,758

Foreign currency translation adjustments	26,472

Balance at March 31, 2011	$230,855

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

(7)	Other Intangible Assets

Other intangible assets are comprised of the following as of March 31, 2011, and June 30, 2010 (in thousands):

	March 31, 2011	June 30, 2010
Developed/core product technology	$57,681	$35,167
Accumulated amortization	(31,589)	(22,413)
Developed/core product technology, net	26,092	12,754
Trade names	2,527	2,159
Accumulated amortization	(1,999)	(1,547)
Trade names, net	528	612
Non compete agreements	1,857	0
Accumulated amortization	(217)	0
Non compete agreements, net	1,640	0
Customer relationships	16,307	13,854
Accumulated amortization	(11,166)	(8,316)
Customer relationships, net	5,141	5,538
Patents	50,948	37,146
Accumulated amortization	(35,113)	(25,125)
Patents, net	15,835	12,021
Other intangibles, net	$49,236	$30,925

Intangible assets consist of patents, customer relationships, trade names, developed/core product technology, and non compete agreements. Intangibles assets are amortized over the estimated useful life of the assets, generally between three and nine years. There are no expected residual values related to these assets.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(8)	Long-Term Debt

Long-term debt at March 31, 2011, and June 30, 2010 consists of the following (in thousands):

	March 31, 2011	June 30, 2010
Current portion of long-term debt	$235	$121,689
Non-current portion of long-term debt	80,000	0
Total long-term debt	$80,235	$121,689

Credit Facility

On February 10, 2011, ResMed Inc. entered into a credit agreement with lenders, including Union Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, HSBC Bank USA, National Association, as Syndication Agent and Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A., that provides for a $300 million three-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $100 million. The credit facility also includes a $10 million sublimit for letters of credit. The credit facility terminates on February 10, 2014, at which time all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to, at the Company’s option, either (i) LIBOR plus 1.5% to 2.0% (depending on the applicable leverage ratio) or (ii) a base rate, as defined in the Credit Agreement, plus 0.5% to 1.0% (depending on the applicable leverage ratio). Commitment fees of 0.25% to 0.375% (depending on the applicable leverage ratio) apply on the unused portion of the credit facility. Upon execution of the credit agreement, a portion of the proceeds from the initial funding of the credit facility were used to repay the outstanding balance under the Company’s and its subsidiaries’ previously existing revolving credit facility with Union Bank, N.A., which was then terminated.

The obligations of the Company under the credit agreement are secured by (a) the corporate stock held by the Company in each of its subsidiaries ResMed Corp. (“ResMed Corp.”), ResMed Motor Technologies Inc. (“ResMed Motor”) and ResMed Assembly US Inc., (“ResMed US”), and (b) up to 65% of the ownership interests held by the Company in its subsidiary ResMed EAP Holdings LLC (“ResMed EAP”). The obligations of the Company under the credit agreement are also guaranteed by each of its subsidiaries ResMed Corp, ResMed US and ResMed Motor. The credit agreement contains customary covenants, including certain financial covenants and an obligation that the Company maintains certain financial ratios, including a maximum ratio of Funded Debt to EBITDA (each as defined in the credit agreement), an interest coverage ratio and a maximum amount of annual capital expenditures. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the credit agreement. Events of default include failure to make payments when due, the occurrence of a default in the performance of any covenants in the credit agreement or related documents or certain changes of control of the Company, ResMed Corp., ResMed US, ResMed Motor, ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP. At March 31, 2011 we were in compliance with our debt covenants.

At March 31, 2011, there was $80.0 million outstanding under the credit agreement.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(8)	Long-term Debt, Continued

Prepayment Facility

During the quarter ended September 30, 2009, ResMed EPN Limited, our wholly-owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At March 31, 2011, there were no amounts outstanding under this facility.

Details of contractual debt maturities at March 31, 2011, are as follows (in thousands):

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt	$80,235	$235	$0	$80,000	$0	$0	$0

(9)	Stockholders’ Equity

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

During the three and nine months ended March 31, 2011, we repurchased 1.9 million and 2.8 million shares, respectively, at a cost of $59.5 million and $96.1 million, respectively. At March 31, 2011, we have repurchased a total of 12.1 million shares at a cost of $440.6 million, of which 6.6 million shares were repurchased pursuant to the repurchase program approved on June 6, 2002 and 5.4 million were repurchased pursuant to the new repurchase program approved on May 27, 2009. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2011, 11.7 million additional shares can be repurchased under the approved share repurchase program.

Stock Split. On August 5, 2010, our Board of Directors declared a two-for-one split of our common stock to be payable in the form of a 100% stock dividend. On August 30, 2010, Shareholders received one additional share of common stock for every share held on August 17, 2010. All share and per share information has been adjusted to reflect the stock split.

Preferred Stock. In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at March 31, 2011 and June 30, 2010.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stockholders’ Equity, Continued

Stock Options and Restricted Stock Units. We have granted stock options and restricted stock units to personnel, including officers and directors, in accordance with the 2009 Plan. These options and restricted stock units have expiration dates of seven years from the date of grant and vest over one or four years. We have granted the options with an exercise price equal to the market value as determined at the date of grant.

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 22,921,650. The number of securities remaining available for future issuance under the 2009 Plan at March 31, 2011 is 5,216,808. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) two (2.0) shares, for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3,000,000 shares of our common stock (except in a participant’s initial year of hiring up to 4,500,000 shares of our common stock may be granted).

At March 31, 2011, there was $67.4 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 3.0 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at March 31, 2011, was $145.2 million and $100.4 million, respectively. The aggregate intrinsic value of the options exercised during the three and nine months ended March 31, 2011 was $14.4 million and $54.5 million, respectively.

The following table summarizes option activity during the nine months ended March 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at beginning of period	16,835,936	$18.49	4.44 years
Granted	1,024,050	33.63
Exercised	(3,861,327)	18.45
Forfeited	(850,048)	23.77
Outstanding at end of period	13,148,611	$19.17	3.93 years
Exercise price range of granted options	$29.80 - $33.70
Options exercisable at end of period	8,295,769	$17.90

The following table summarizes the activity of restricted stock units during the nine months ended March 31, 2011:

	Restricted Stock Units	Weighted Average Price	Weighted Average Remaining Term to Vest
Outstanding at beginning of period	1,072,740	$25.90	1.97 years
Granted	981,429	33.61
Vested	(244,330)	25.56
Forfeited	(151,056)	29.92
Outstanding at end of period	1,658,783	$30.15	1.95 years

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stockholders’ Equity, Continued

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009, as an amendment to the previously approved employee stock purchase plan. Under the ESPP, participants are offered the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the Board of Directors’ Compensation Committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. As part of the approval of the ESPP at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009, the number of shares of our common stock available for grant under the ESPP increased by 600,000, from 500,000 to 1,100,000. In conjunction with the stock split, the Board approved a doubling of the number of shares remaining available for future issuance under the ESPP, as at the date of stock split, from 540,000 to 1,080,000. At March 31, 2011, the number of shares remaining available for future issuance under the ESPP is 959,000.

During the three and nine months ended March 31, 2011, we recognized $0.6 million and $1.7 million, respectively, of stock-based compensation expense associated with the ESPP.

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

•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(10)	Fair Value Measurements, Continued

The following table summarizes our financial assets and liabilities, as at March 31, 2011, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$671,704	$0	$0	$671,704
Cost-method investments	0	0	3,645	3,645
Foreign currency options	0	14,839	0	14,839
	$671,704	$14,839	$3,645	$690,188

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

The following table shows a reconciliation of the changes in the nine months ended March 31, 2011 for fair value measurements using significant unobservable inputs (thousands):

Cost-Method Investments
Balance at July 1, 2010	$1,748
Purchases	1,826
Foreign currency translation	71
Balance at March 31, 2011	$3,645

We did not have any significant non-financial assets or liabilities measured at fair value on March 31, 2011 or June 30, 2010.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(11)	Legal Actions and Contingencies

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

In March 2011, SMRT LLC filed suit against us in California Superior Court. SMRT is a former customer of ours, and the complaint alleges various claims arising out of our decision to stop selling product to SMRT. The complaint alleges claims for violation of the California Business & Professions Code, tortious interference with contractual relations, and tortious interference with prospective economic relations. Given the inherent uncertainty and unpredictability of litigation and due to the status of this legal action, no range of loss or possible loss can be reasonably estimated. However, we do not expect the outcome of this matter to have a material adverse effect on our condensed consolidated financial statements when taken as a whole.

PART I - FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(12)	Derivative Instruments and Hedging Activities

We transact business in various foreign currencies, including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian manufacturing activities and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing expenditures. The terms of such foreign currency hedging contracts generally do not exceed three years. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures denominated in Euros, Australian dollars and British Pounds. Under this program, increases or decreases in our foreign currency denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

We do not designate these foreign currency contracts as hedges. All movements in the fair value of the foreign currency instruments are recorded within other income, net in our condensed consolidated statements of income. We do not enter into financial instruments for trading or speculative purposes.

We held foreign currency instruments with notional amounts totaling $213.0 million and $211.5 million at March 31, 2011 and June 30, 2010, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 30, 2013.

The fair value and effect of derivative instruments on our condensed consolidated financial statements were as follows:

	Asset Derivatives	March 31, 2011		Gain recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Location of gain recognized in Income on Derivative	Nine Months Ended March 31, 2011
Foreign Exchange Contracts	Other Assets	$14,839	Other Income	$13,955

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at March 31, 2011 and June 30, 2010 was $14.8 million and $10.8 million, respectively, which represents the positive fair value of our foreign currency derivatives. These values are included in the current and non-current balances of other assets on the condensed consolidated balance sheets. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and, as such, we do not expect material losses as a result of default by our counterparties.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and nine months ended March 31, 2011. Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. MD&A is provided as a supplement to, and should be read in conjunction with selected financial data and condensed consolidated financial statements and notes, included in this report.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three and nine months ended March 31, 2011, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between sleep-disordered breathing/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transportation industry.

We are committed to ongoing investment in research and development and product enhancements. During the three and nine months ended March 31, 2011, we invested $23.3 million and $65.0 million respectively, on research and development activities. Since the development of continuous positive airway pressure therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We have recently introduced the Stellar™ ventilation device, the S9 VPAP™ series of bilevel devices, the Swift™ FX for Her mask, the Mirage™ FX mask and the Quattro™ FX mask. We are taking steps to increase awareness of the health dangers of sleep-disordered breathing by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between sleep-disordered breathing, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We believe these efforts should also support our efforts to inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the three months ended March 31, 2011, our net revenue increased by 12% when compared to the three months ended March 31, 2010. Gross margin was 58.3% for the three months ended March 31, 2011 compared to 59.8% for the three months ended March 31, 2010. Diluted earnings per share for the three months ended March 31, 2011 increased to $0.34 per share, up from $0.31 per share in the three months ended March 31, 2010.

At March 31, 2011, our cash and cash equivalents totaled $671.7 million, our total assets were $2.0 billion and our stockholders’ equity was $1.7 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended March 31, 2011 to $313.3 million compared to $278.7 million for the three months ended March 31, 2010, an increase of $34.6 million or 12%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $1.6 million during the three months ended March 31, 2011. Excluding the impact of favorable foreign currency movements, net revenue for the three months ended March 31, 2011 increased by 12% compared to the three months ended March 31, 2010.

Net revenue in North and Latin America increased for the three months ended March 31, 2011 to $160.5 million from $146.8 million for the three months ended March 31, 2010, an increase of 9%. We believe this growth has been generated by increased public and physician awareness of sleep-disordered breathing and growth generated from our S9 flow generators and recent product releases including the Quattro™ FX mask and the Mirage™ FX mask. Net international revenue, which includes all markets outside North and Latin America, for the three months ended March 31, 2011, increased to $152.7 million from $131.9 million for the three months ended March 31, 2010, an increase of 16%. Excluding the impact of movements in international currencies, international sales grew by 15% compared to the three months ended March 31, 2010. We believe this international sales growth predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our S9 flow generators and the recent product releases, including the Quattro™ FX mask and the Mirage™ FX mask.

Net revenue from the sales of flow generators, including humidifiers, for the three months ended March 31, 2011 totaled $170.5 million, an increase of 6% compared to the three months ended March 31, 2010 of $161.3 million, including decreases of 4% in North and Latin America and increases of 13% internationally. Net revenue from the sales of masks and other accessories for the three months ended March 31, 2011 totaled $142.7 million, an increase of 22% compared to the three months ended March 31, 2010 of $117.4 million, including increases of 22% in North and Latin America and 21% internationally. Excluding the impact of favorable currency movements, international revenue increased by 12% and 19% for flow generators and masks and other accessories, respectively, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Except for the decrease of sales of flow generators in North and Latin America, which were mainly due to the decline in our bilevel sales, we believe the increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	-4%	13%	6%	12%	5%
Masks and other accessories	22%	21%	22%	19%	21%
Total	9%	16%	12%	15%	12%

*	Constant currency numbers exclude the impact of movements in international currencies.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, Continued

Net revenue for the nine months ended March 31, 2011, increased to $901.3 million or by 13% as compared to $800.8 million for the nine months ended March 31, 2010. For the nine months ended March 31, 2011, revenue from sales of flow generators increased by 10% compared to the nine months ended March 31, 2010, comprising a 4% increase in North and Latin America and a 14% increase internationally. Revenue from sales of mask systems, and other accessories increased by 17%, comprising a 19% increase in North and Latin America and a 12% increase internationally, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010. Movement in international currencies against the U.S. dollar negatively impacted net revenue by approximately $12.6 million during the nine months ended March 31, 2011. Excluding the impact of unfavorable currency movements, total revenue for the nine months ended March 31, 2011 increased by 14% compared to the nine months ended March 31, 2010. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, and strong sales from our new products.

The following table summarizes the percentage movements in our net revenue for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)*
Flow generators	4%	14%	10%	18%	11%
Masks, motors and other accessories	19%	12%	17%	15%	18%
Total	12%	14%	13%	17%	14%

*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended March 31, 2011 to $182.5 million from $166.6 million for the three months ended March 31, 2010, an increase of $15.9 million or 10%. Gross profit as a percentage of net revenue for the three months ended March 31, 2011 decreased to 58.3% from 59.8% for the three months ended March 31, 2010. The decline in gross margins for the three months ended March 31, 2011 is primarily due to unfavorable movements in foreign currencies, predominantly the appreciation of the Australian dollar against the U.S. dollar as the majority of our manufacturing labor and overhead is denominated in Australian dollars and declines in our average selling prices.

Gross profit increased for the nine months ended March 31, 2011 to $542.5 million from $481.0 million for the nine months ended March 31, 2010, an increase of $61.5 million or 13%. Gross profit as a percentage of net revenue for the nine months ended March 31, 2011 was 60.2% compared to 60.1% for the nine months ended March 31, 2010.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2011 to $92.5 million from $84.1 million for the three months ended March 31, 2010, an increase of $8.4 million or 10%. Selling, general and administrative expenses, as a percentage of net revenue, were 29.5% for the three months ended March 31, 2011 compared to 30.2% for the three months ended March 31, 2010.

Selling, general and administrative expenses increased for the nine months ended March 31, 2011 to $268.9 million from $245.0 million for the nine months ended March 31, 2010, an increase of $23.9 million or 10%. Selling, general and administrative expenses, as a percentage of net revenue, were 29.8% for the nine months ended March 31, 2010 compared to 30.6% for the nine months ended March 31, 2010.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth, stock-based compensation costs and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also due to the net appreciation of international currencies against the U.S. dollar, which increased our expenses by approximately $1.9 million for the three months ended March 31, 2011, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to be in the range of 29% to 30%.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2011 to $23.3 million from $18.3 million for the three months ended March 31, 2010, an increase of $5.0 million or 28%. Research and development expenses, as a percentage of net revenue, were 7.4% for the three months ended March 31, 2011, compared to 6.6% for the three months ended March 31, 2010.

Research and development expenses increased for the nine months ended March 31, 2011 to $65.0 million from $55.3 million for the nine months ended March 31, 2010, an increase of $9.8 million or 18%. Research and development expenses, as a percentage of net revenue, were 7.2%, for the nine months ended March 31, 2011 compared to 6.9% for the nine months ended March 31, 2010.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel and an increase in materials and tooling incurred to facilitate development of new products. The increase in research and development expenses was also due to the net appreciation of the Australian dollar against the U.S. dollar, which increased our expenses by approximately $1.8 million and $3.6 million for the three and nine months ended March 31, 2011, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue to be in the range of 7% to 8%.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended March 31, 2011 totaled $2.7 million and $7.3 million, respectively, as compared to $2.0 million and $6.0 million for the three and nine months ended March 31, 2010, respectively. The increase in amortization expense is mainly attributable to the recent acquisition of certain business assets of our headgear supplier.

Donations to Foundation

For the three and nine months ended March 31, 2011 we donated $Nil and $1.0 million, respectively, to the ResMed Foundation (the “Foundation”). The Foundation was established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing and to increase public and physician awareness of the importance of sleep and respiratory health throughout the world. For the three and nine months ended March 31, 2010, we donated a total of $1.0 million and $3.0 million, respectively, to the Foundation.

Other Income, Net

Other income, net for the three and nine months ended March 31, 2011 was $7.1 million and $26.3 million, respectively, compared to $6.5 million and $16.9 million, respectively, for the three and nine months ended March 31, 2010. The increase in other income, net, during the three and nine months ended March 31, 2011, was predominately due to an increase in interest income, net, due to additional cash balances and an increase in interest rates on Australian dollar denominated deposits, and gains on foreign currency and hedging transactions.

Income Taxes

Our effective income tax rate of approximately 24.9% for the three months ended March 31, 2011 was lower than our effective income tax rate of approximately 27.8% for the three months ended March 31, 2010. Our effective income tax rate of 25.6% for the nine months ended March 31, 2010 was lower than our effective income tax rate of 27.4% for the nine months ended March 31, 2010. The lower effective tax rate was primarily due to a change in the geographic mix of taxable income.

We continue to benefit from the lower Australian and Singapore corporate tax rates and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income

As a result of the factors above, our net income for the three months ended March 31, 2011 was $53.4 million or $0.34 per diluted share compared to net income of $48.8 million or $0.31 per diluted share for the three months ended March 31, 2010, an increase of 9% and 10%, respectively, over the three months ended March 31, 2010.

As a result of the factors above, our net income for the nine months ended March 31, 2011 was $168.5 million or $1.07 per diluted share compared to net income of $136.9 million or $0.89 per diluted share for the nine months ended March 31, 2010, an increase of 23% and 20%, respectively, over the nine months ended March 31, 2010.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 2011 and June 30, 2010, we had cash and cash equivalents of $671.7 million and $488.8 million, respectively. Working capital was $1.01 billion and $673 million at March 31, 2011 and June 30, 2010, respectively.

Inventories at March 31, 2011 were $205.0 million, an increase of $7.2 million or 4% over the March 31, 2010 balance of $197.8 million. The percentage increase in inventories mainly reflects an increase in materials for new products and the impact of movements in foreign currency exchange rates, particularly the appreciation of the Australian dollar relative to the U.S. dollar.

Accounts receivable at March 31, 2011 were $251.9 million, an increase of $28.2 million or 13% over the March 31, 2010 accounts receivable balance of $223.7 million. Accounts receivable days outstanding of 68 days at March 31, 2011 decreased by 2 days compared to the 70 days at March 31, 2010. Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2011 and June 30, 2010 was 3.6% and 3.4%, respectively. To date we have not experienced any significant adverse decline in the credit quality of our customers and it remains broadly consistent with our past experience.

At March 31, 2011, no capital lease obligations exist. Details of contractual obligations at March 31, 2011 are as follows:

	Payments Due by Period
In $000’s	Total	Mar 31, 2012	Mar 31, 2013	Mar 31, 2014	Mar 31, 2015	Mar 31, 2016	Thereafter
Long-Term Debt	$80,235	$235	$0	$80,000	$0	$0	$0
Operating Leases	33,714	12,832	8,127	5,036	3,781	2,088	1,850
Purchase Obligations	92,266	85,934	3,275	3,057	0	0	0
Total (A)	$206,215	$99,001	$11,402	$88,093	$3,781	$2,088	$1,850

(A)	The liabilities related to unrecognized tax benefits are not included in the above contractual obligations because the timing cannot be reliably estimated.

Details of other commercial commitments as at March 31, 2011 are as follows:

	Amount of Commitment Expiration Per Period
In $000’s	Total	Mar 31, 2012	Mar 31, 2013	Mar 31, 2014	Mar 31, 2015	Mar 31, 2016	Thereafter
Standby Letters of Credit	$96	$59	$0	$0	$0	$0	$37
Guarantees*	88,520	3,339	741	80,620	632	159	3,029
Other	8,928	7,878	637	413	0	0	0
Total	$97,544	$11,276	$1,378	$81,033	$632	$159	$3,066

*

The above guarantees mainly relate to security provided as part of our Credit Agreement and requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Credit Facility

On February 10, 2011, we entered into a credit agreement with lenders, including Union Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, HSBC Bank USA, National Association, as Syndication Agent and Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A., that provides for a $300 million three-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $100 million. The credit facility also includes a $10 million sublimit for letters of credit. The credit facility terminates on February 10, 2014, at which time all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility bears interest at a rate equal to, at our option, either (i) LIBOR plus 1.5% to 2.0% (depending on the applicable leverage ratio) or (ii) a base rate, as defined in the credit agreement, plus 0.5% to 1.0% (depending on the applicable leverage ratio). Commitment fees of 0.25% to 0.375% (depending on the applicable leverage ratio) apply on the unused portion of the credit facility. Upon execution of the credit agreement, a portion of the proceeds from the initial funding of the credit facility were used to repay the outstanding balance under our previously existing revolving credit facility with Union Bank, N.A., which was then terminated.

Our obligations under the credit agreement are secured by (a) the corporate stock held by us in each of our subsidiaries ResMed Corp., ResMed Motor Technologies Inc. and ResMed Assembly US Inc., and (b) up to 65% of the ownership interests held by us, in our subsidiary ResMed EAP Holdings LLC. Our obligations under the credit agreement are also guaranteed by each of our subsidiaries ResMed Corp, ResMed Assembly US Inc. and ResMed Motor Technologies Inc. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of Funded Debt to EBITDA (each as defined in the credit agreement), an interest coverage ratio and a maximum amount of annual capital expenditures. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the credit agreement. Events of default include failure to make payments when due, the occurrence of a default in the performance of any covenants in the credit agreement or related documents or certain changes of control of us or our subsidiaries, ResMed Corp., ResMed Assembly US Inc., ResMed Motor Technologies Inc, ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP. At March 31, 2011 we were in compliance with our debt covenants.

At March 31, 2011, there was $80.0 million outstanding under this credit agreement.

Prepayment Facility

During the quarter ended September 30, 2009, ResMed EPN Limited, our wholly owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At March 31, 2011, there were no amounts outstanding under this facility.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand and cash generated from operations, and the unused portion of the Credit Facility.

PART I - FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Common Stock

On May 27, 2009, our Board of Directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 10.0 million shares of ResMed Inc. common stock. In conjunction with the stock split declared on August 5, 2010, the Board approved a doubling of the remaining number of shares, as at the date of the stock split that could be purchased under the above program, from 7.2 million shares to 14.3 million shares. Accordingly, the effective total number of shares that can be purchased under the May 27, 2009 program is 17.2 million shares. During the three and nine months ended March 31, 2011, we repurchased 1.9 million and 2.8 million shares, respectively, at a cost of $59.5 million and $96.1 million, respectively. At March 31, 2011, we have repurchased a total of 12.1 million shares at a cost of $440.6 million, and of which 6.6 million shares were repurchased pursuant to the repurchase program approved on June 6, 2002 and 5.4 million shares were repurchased pursuant to the new repurchase program approved on May 27, 2009. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2011, 11.7 million additional shares can be repurchased under the approved share repurchase program.

Stock Split

On August 5, 2010, our Board of Directors declared a two-for-one split of our common stock to be payable in the form of a 100% stock dividend. On August 30, 2010, shareholders received one additional share of common stock for every share held on August 17, 2010. All share and per share information has been adjusted to reflect this two-for-one stock split.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information in U.S. dollar equivalents on our significant foreign-currency-denominated financial assets and liabilities at March 31, 2011 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Great Britain Pound (GBP)	Canadian Dollar (CAD)
AUD Functional Currency Entities:
Assets	$0	$95,917	$63,280	$895	$0
Liability	0	(91,109)	(57,960)	(173)	0
Net Total	0	4,808	5,320	722	0
USD Functional Currency Entities:
Assets	0	0	0	0	9,373
Liability	0	0	0	0	0
Net Total	0	0	0	0	9,373
EURO Functional Currency Entities:
Assets	0	1	0	0	0
Liability	0	(158)	0	(269)	0
Net Total	0	(157)	0	(269)	0
SGD Functional Currency Entities:
Assets	2,647	17,724	13,954	221	0
Liability	(2,620)	(28,418)	(4,440)	(11)	0
Net Total	27	(10,694)	9,514	210	0
INR Functional Currency Entities:
Assets	0	1	0	0	0
Liability	0	(1,100)	(672)	0	0
Net Total	0	(1,099)	(672)	0	0

PART I - FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency hedges held at March 31, 2011. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our option contracts.

(In thousands except exchange rates)					Fair Value Assets /(Liabilities)
Foreign Exchange Call Options	FY 2011	FY 2012	FY 2013	Total	Mar 31, 2011	Jun 30, 2010
Receive AUD/Pay USD
Option amount	$12,500	$70,000	$25,000	$107,500	$8,864	$3,855
Ave. contractual exchange rate	AUD 1 = USD 0.8384	AUD 1 = USD 0.9243	AUD 1 = USD 0.9193	AUD 1 = USD 0.9123
Receive AUD/Pay Euro
Option amount	$15,583	$61,622	$28,332	$105,537	$5,975	$6,907
Ave. contractual exchange rate	AUD 1 = Euro 0.5899	AUD 1 = Euro 0.7039	AUD 1 = Euro 0.7368	AUD 1 = Euro 0. 6925

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, investment securities and debt. At March 31, 2011, we maintained cash and cash equivalents of $671.7 million containing financial instruments that have original maturities of less than 90 days. These financial instruments are principally comprised of bank term deposits and at call accounts and are invested at both short term fixed interest rates and variable interest rates. At March 31, 2011, we had total long-term debt, including the current portion of those obligations, of $80.2 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended March 31, 2011, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

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

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At March 31, 2011, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2010, except for the following:

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

The PPACA also contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, with limited exceptions, entities that manufacture, produce or import medical devices will be required to pay a deductible excise tax in an amount equal to 2.3 percent of the price for which such devices are sold in the United States. Though there are some exceptions to the excise tax, this excise tax does apply to all of the Company’s products. The PPACA also includes, among other things, the expansion of round 2 of competitive bidding to a total of 91 collective bargaining plans, and by 2016, the process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices; and the establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research.

Moreover, in January 2011, the FDA announced twenty-five specific action items it intends to take with respect to the 510(k) process. FDA issued its recommendations and proposed action items in response to concerns from both within and outside of FDA about the 510(k) program. Although FDA has not detailed the specific modifications or clarifications that the Agency intends to make to its guidances, policies, and regulations pertaining to the review and regulation of devices such as ours which seek and receive marketing clearance through the 510(k) process, the FDA’s announced action items signal that additional regulatory requirements are likely. In particular, the FDA intends to issue a variety of draft guidances and regulations over the coming months which would, among other things, clarify when changes to a cleared medical device warrant a new 510(k) and which modifications would be eligible for a Special 510(k), establish a Unique Device Identification System, and clarify the FDA’s use and application of several key terms in the 510(k) review process. These reforms, when implemented, could impose additional regulatory requirements upon us which could delay our ability to obtain new clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances.

PART II - OTHER INFORMATION	ITEMS 1-6

RESMED INC. AND SUBSIDIARIES

Item 1A Risk Factors, Continued

Various healthcare reform proposals have also emerged at the state level in the United States. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and, the expansion in the federal government’s role in the U.S. healthcare industry and the increased funding and focus on comparative clinical effectiveness research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products may result in decreased profits to us, lower reimbursements by payors for our products, and reduced medical procedure volumes. A number of states have challenged the constitutionality of certain provisions of PPACA, and many of these challenges are still pending final adjudication in several jurisdictions. Congress has also proposed a number of legislative initiatives, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to PPACA, whether to certain provisions or its entirety. The PPACA as well as other state and/or federal healthcare reform measures that may be adopted in the future could have a material adverse effect on our business, financial condition and results of operations.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the nine months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
July 1 – July 31, 2010	50,000	$59.53	9,271,768	7,351,139
August 1 – August 30, 2010	194,495	54.25	9,516,263	7,156,644
Stock split adjustment (1)				14,313,288
August 31 – September 30, 2010	102,900	30.85	9,569,163	14,210,388
October 1 – October 31, 2010	394,110	31.22	9,963,273	13,816,278
November 1 – November 30, 2010	201,000	31.94	10,164,273	13,615,278
December 1 – December 31, 2010	—	—	—	13,615,278
January 1 – January 31, 2011	299,000	31.97	10,463,273	13,316,278
February 1 – February 28, 2011	600,000	31.93	11,063,273	12,716,278
March 1 – March 31, 2011	1,000,000	30.82	12,063,273	11,716,278
Total	2,841,505	$33.83	12,063,273	11,716,278

(1)

On May 27, 2009, the Board of Directors authorized us to repurchase up to 10.0 million shares of our outstanding common stock. There is no expiration date for this program. In conjunction with the stock split declared on August 5, 2010, the Board approved a doubling of the remaining number of shares, as at the date of the stock split that could be purchased under the above program, from 7.2 million shares to 14.3 million shares. Accordingly, the effective total number of shares that can be purchased under the May 27, 2009 program is 17.2 million shares. For the nine months ended March 31, 2011 and 2010, we repurchased 2,841,505 and 3,183,286 shares at a cost of $96.1 million and $76.5 million, respectively. Since the inception of the share buyback program, we have repurchased 6,622,907 shares before May 27, 2009 and 5,440,366 shares after that date at a total cost of $440.6 million.

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
10.1

Credit Agreement, dated February 10, 2011, by and between ResMed Inc. and the lenders, including Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. (3)

10.2	Pledge and Security Agreement, dated as of February 10, 2011, by and between the Company, as Pledgor, and Union Bank, N.A. as Administrative Agent. (3)
10.3	Unconditional Guaranty entered as of February 10, 2011, by each of ResMed Corp., ResMed Assembly US Inc. and ResMed Motor Technologies Inc., in favor of Union Bank, N.A., as Administrative Agent. (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 3, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on December 14, 2007.

(3)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on February 14, 2011.

PART II - OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2011

ResMed Inc.

/s/ PETER C. FARRELL

Peter C. Farrell
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK

Brett A. Sandercock
Chief Financial Officer
(Principal Financial Officer)