Form 10-K
period 2011-06-30
RESMED INC
filed 2011-08-17
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ x ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [ x ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ x ]    Accelerated filer [   ]    Non-accelerated filer [   ]    Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was approximately $5,248,298,000. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.

At August 4, 2011, registrant had 151,529,114 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 14,594,837 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s 2011 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

As used in this 10-K, the terms “we”, “us”, “our” and “the Company” refer to ResMed Inc., a Delaware corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “seek,” “will,” “will continue,” “estimate,” “plan,” “future” and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation, and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements each of which applies only as of the date of this report. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in Item 1A “Risk Factors” and elsewhere in this report.

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

We employ approximately 3,450 people and sell our products in over 70 countries through a combination of wholly owned subsidiaries and independent distributors.

Our web site address is www.resmed.com. We make our periodic reports, together with any amendments, available on our web site, free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission, or SEC. Information contained on the website is not part of or incorporated into the annual report.

Corporate History

ResMed Inc., a Delaware corporation, was formed in March 1994 as the ultimate holding company for our operating subsidiaries. On June 1, 1995, we completed an initial public offering of common stock and on June 2, 1995 our common stock commenced trading on the NASDAQ National Market. On September 30, 1999 we transferred our principal public listing to the New York Stock Exchange, or NYSE, trading under the ticker symbol RMD. On November 25, 1999, we established a secondary listing of our common stock via Chess Depositary Instruments, or CDI’s, on the Australian Stock Exchange (now known as the Australian Securities Exchange), or ASX, also under the symbol RMD. Ten CDI’s on the ASX represent one share of our common stock on the NYSE. On July 1, 2002, we converted our ASX listing status from a foreign exempt listing to a full listing.

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

Since formation we have acquired a number of operating businesses including distributors, suppliers and developers of medical equipment.

Segment Information

We believe that, given the single market focus of our operations solely in the sleep-disordered breathing sector of the respiratory medicine industry, and the inter-dependence of its products, we operate as a single operating segment. See Note 15 – Segment Information of the Notes to Financial Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the notes to our consolidated financial statements.

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

The upper airway has no rigid support and is held open by active contraction of upper airway muscles. Normally, during REM sleep and deeper levels of non-REM sleep, upper airway muscles relax and the airway narrows. Individuals with narrow upper airways or poor muscle tone are prone to temporary collapses of the upper airway during sleep, called apneas, and to near closures of the upper airway called hypopneas. These breathing events result in a lowering of blood oxygen concentration, causing the central nervous system to react to the lack of oxygen or increased carbon dioxide and signaling the body to respond. Typically, the individual subconsciously arouses from sleep, causing the throat muscles to contract, opening the airway. After a few gasping breaths, blood oxygen levels increase and the individual can resume a deeper sleep until the cycle repeats itself. Sufferers of OSA typically experience ten or more such cycles per hour. While these awakenings greatly impair the quality of sleep, the individual is not normally aware of these disruptions. In addition, OSA has recently been recognized as a cause of hypertension and a significant co-morbidity for heart disease, stroke and diabetes.

It is estimated that one in five adults have some form of obstructive sleep apnea. In the United States alone, this represents approximately 40 million people. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 10% of those with OSA have been diagnosed or treated. Many healthcare professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, snoring, hypertension and irritability are characteristic of OSA.

While OSA has been diagnosed in a broad cross-section of the population, it is predominant among middle-aged men and those who are obese, smoke, consume alcohol in excess or use muscle-relaxing and pain-killing drugs. A strong association has been discovered between OSA and a number of cardiovascular diseases. Studies have shown that SDB is present in approximately 83% of patients with drug-resistant hypertension, approximately 72% of patients with type 2 diabetes, approximately 77% of patients with obesity and approximately 76% of patients with congestive heart failure. In relation to diabetes, recent studies indicate that SDB is independently associated with glucose intolerance and insulin resistance.

Sleep-Disordered Breathing and Obstructive Sleep Apnea

Sleep-disordered breathing encompasses all disease processes that cause abnormal breathing patterns during sleep. Manifestations include OSA, central sleep apnea, or CSA, and hypoventilation syndromes that occur during sleep. Hypoventilation syndromes are generally associated with obesity, chronic obstructive lung disease and neuromuscular disease. OSA is the most common form of SDB.

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

Generally, an individual seeking treatment for the symptoms of OSA is referred by a general practitioner to a sleep specialist for further evaluation. The diagnosis of OSA typically requires monitoring the patient during sleep at either a sleep clinic or the patient’s home. During overnight testing, respiratory parameters and sleep patterns may be monitored, along with other vital signs such as heart rate and blood oxygen levels. Simpler tests, using devices such as our Apnealink, or our automatic positive airway pressure devices, monitor airflow during sleep, and use computer programs to analyze airflow patterns. These tests allow sleep clinicians to detect any sleep disturbances such as apneas, hypopneas or subconscious awakenings. We estimate that there are currently around 3,300 sleep clinics in the United States, a substantial portion of which are affiliated with hospitals. The number of sleep clinics has expanded significantly from approximately 100 such facilities in 1985.

Existing Therapies

Before 1981, the primary treatment for OSA was a tracheotomy, a surgical procedure to create a hole in the patient’s windpipe. Alternative surgical treatments have involved either uvulopalatopharyngoplasty, or UPPP, in which surgery is performed on the upper airway to remove excess tissue and to streamline the shape of the airway or implanting a device to add support to the soft palate. UPPP alone has a poor success rate; however, when performed in conjunction with multi-stage upper airway surgical procedures, a greater success rate has been claimed. These combined procedures, performed by highly specialized surgeons, are expensive and involve prolonged and often painful recovery periods. Surgical treatments are not considered first line therapy for OSA. Other alternative treatments available today include nasal surgery, mandibular advancement surgery, dental appliances, palatal implants, somnoplasty and nasal devices. Alternative treatments reported to be under development include pharmaceutical therapies and electrical stimulation of the nerves or muscles.

A variety of devices are marketed for the treatment of OSA. Most are only partially effective, but CPAP is a reliable treatment for all severities of OSA and is considered first line therapy. Use of mandibular advancement devices is increasing as a second line option in patients unable to use CPAP or those with mild OSA. These devices cause the mandible and tongue to be pulled forward and improve the dimensions of the upper airway. CPAP is a non-invasive means of treating OSA. CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the past Chairman of our Medical Advisory Board and was commercialized for treatment of OSA in the United States in the mid 1980’s.

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

Continue Product Development and Innovation.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to more effectively treat SDB, increase patient comfort and encourage compliance with prescribed therapy. For example, in 2007, we introduced the Mirage Quattro, a full face mask that offers dual-wall cushion with spring air technology which accommodates movement during sleep, and the Mirage Liberty, which combines our nasal pillow technology in a full face mask product with a minimalist design. In 2008, we launched several new patient interfaces including the Mirage Micro, a new generation nasal mask with a microfit dial and the Swift LT which offers a pillow system for additional support and comfort. In 2008, we also launched an updated version of our S8 flow generator and the VPAP Auto, a new bi-level device incorporating our new motor technology including the easy-breathe waveform. In 2009, we launched Activa LT and the Swift LT for Her, which was the first nasal pillow product released that is designed and marketed specifically for female patients. In 2010, we launched the ApneaLink™ Plus, our type 3 device for home sleep testing, the Swift™ FX mask, the Mirage™ SoftGel mask and the S9 AutoSet and Elite range of flow generator products. In 2011, we introduced the S9 bilevel range of flow generators, the Quattro FX full face mask, the Swift FX for Her nasal pillow mask, the Mirage FX nasal mask, theMirage FX for Her nasal mask and the Stellar ventilation device. We believe that continued product development and innovation are key factors to our ongoing success. Approximately 12% of our employees are devoted to research and development activities. In fiscal year 2011, we invested $92.0 million, or 7% of our revenues, in research and development.

Expand Geographic Presence.    We market our products in over 70 countries to sleep clinics, home healthcare dealers and third party payers. We intend to increase our sales and marketing efforts in our principal markets, as well as expand the depth of our presence in other geographic regions.

Increase Public and Clinical Awareness.    We intend to continue to expand our existing promotional activities to increase awareness of SDB and our treatment alternatives. These promotional activities target the population with predisposition to SDB as well as specialists, such as cardiologists, neurologists and pulmonologists. In addition, we also target special interest groups, including the National Stroke Association, the American Heart Association and the National Sleep Foundation. In concert with other industry participants we sponsor educational programs targeted at the primary care physician community, which should further enlighten both doctors and patients about the relationship between sleep-disordered breathing/obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. The programs should also support our efforts to inform the community of the dangers of sleep apnea with regard to occupational health and safety, especially in the transport industry.

During fiscal years 2011, 2010 and 2009, we donated $1.0 million, $3.0 million and $3.5 million, respectively, to the ResMed Foundation in the United States, and the ResMed Foundation in Australia, to further enhance research and awareness of SDB. The contributions to the Foundations reflect ResMed’s commitment to medical research into sleep-disordered breathing, particularly the treatment of obstructive sleep apnea.

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

Products

Our portfolio of products includes airflow generators, diagnostic products, mask systems, headgear and other accessories.

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

With the acquisition of ResMed Paris SAS, previously Saime SA, in May 2005, we increased our presence in the European homecare ventilation market. The VS and Elisée range of products are sophisticated, yet easy to use for physicians, clinicians and patients. We believe these devices compliment our VPAP III, VPAP Adapt SV and Autoset CS2 for patients who need ventilatory assistance. During the fiscal year 2011 we also launched the Stellar 100 and 150 ventilation devices, which provide both invasive and non invasive ventilation applications for adult and pediatric patients.

Flow generators in total accounted for approximately 56%, 58% and 58% of our net revenues in fiscal years 2011, 2010 and 2009, respectively.

The tables below provide a selection of products, as known by our trademarks, which have been released during the last five years.

CONTINUOUS POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

C-Series Tango	An entry level CPAP device with optional humidification.	March 2007

ResMed S8 Series II	A small CPAP device with enhanced feature set to the original S8 Series, with improved patient therapy comfort. The device has an optional integrated humidifier.	April 2008

CONTINUOUS POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S8 Elite II (U.S.)	A small CPAP device with enhanced feature set to the original S8 Elite, with further improved patient therapy comfort. The device has an optional integrated humidifier.	April 2008

S8 Escape II (U.S.)	A small CPAP device with enhanced feature set to the original S8 Escape, with further improved patient therapy comfort. The device has an optional integrated humidifier.	June 2008

S8 Escape (Lightweight) II (ROW, ex Japan)	A small CPAP device with enhanced feature set to the original S8 Escape (Lightweight), with further improved patient therapy comfort. The device has an optional integrated humidifier.	September 2008

S9 Elite	Premium level CPAP device in ResMed’s sleek, compact S9 Series. Features Enhanced Easy-Breathe motor, Expiratory Pressure Relief (EPR) and detailed data options. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	February 2010

S9 Escape	As the Standard CPAP model of the S9 Series, the S9 Escape features Expiratory Pressure Relief (EPR) and other innovative features including Climate Control and the enhanced Easy-Breathe motor. The device also has an optional integrated humidifier (H5i).	September 2010

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

VPAP Malibu	Auto-adjusting bilevel device utilizing the smooth pressure waveform of the VPAP Adapt SV to achieve ultimate comfort for non-compliant CPAP users.	April 2007

VPAP Auto	Auto-bilevel device on the compact S8 platform utilizing the easy-breathe waveform and Autoset algorithms.	January 2008

VPAP Adapt SV – Enhanced	Revised VPAP Adapt SV increasing pressure range from 4-20 cmH2O to 4-25 cmH2O and AHI resporting.	February 2008

VPAP ST	Small compact Bi-level ST device in an S8 box with VAuto for U.S.	June 2008

VPAP Auto 25	Small compact Bi-level ST device in an S8 box with VAuto for U.S.	June 2008

VPAP III STA with QuickNav	An upgraded Bi-level device with alarm history, instant efficacy data and a large screen.	July 2008

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

VPAP S / VPAP IV	Bi-level device that provides S and CPAP modes with the pressure up to 25 cmH2O in a compact and convenient S8 design.	September 2008

VPAP IV ST#	Small compact Bi-level ST device in an S8 box with VAuto for Europe.	September 2008

S8 Auto 25	Bi-level device that provides the Easy-Breathe wave on the AutoSet algorithm and the pressure up to 25cm H2O in a compact and convenient S8 design.	October 2008

VPAP Tx Lab System	VPAP Tx therapy device features all ResMed’s sleep therapy modes. Tx Link connection module relays signals from the device to PSG equipment. The system is controlled through the user-friendly EasyCare Tx titration software.	March 2010

S9 VPAP S

Bilevel pressure support therapy device in ResMed’s sleek, compact S9 Series. Designed for comfort and compliance with the Easy-Breath waveform in S-mode* and pressures up to 25 cmH2O. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.

*Americas only

March 2011

S9 VPAP ST	Bilevel pressure support therapy device with pressures up to 25 cmH2O designed for comfort, effective therapy with the assurance of back up rate up to 50 bpm. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2011

S9 VPAP Auto	Premium auto-adjusting device with the unique VAuto mode and Easy-Breathe technology designed for patients requiring both higher pressures and pressure relief. VAuto mode features enhanced AutoSet technology with central sleep apnea (CSA) detection. The device may be used with an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2011

S9 VPAP Adapt	Adaptive Servo-Ventilator specifically designed to provide a rapid response to periodic breathing for the treatment of central and/or mixed apneas, providing ventilatory support when it is needed packaged in ResMed’s sleek, compact S9 Series. The device also offers an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2011

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 AutoSet CS#	Adaptive Servo-Ventilator specifically designed to provide a rapid response to Cheyne-Stokes breathing and periodic breathing associated with Heart Failure for the treatment of central and/or mixed apneas, providing ventilatory support when it is needed in ResMed’s sleek, compact S9 Series. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2011

S9 Auto 25#	Premium auto-adjusting device with the unique VAuto mode and Easy-Breathe technology designed for patients requiring both higher pressures and pressure relief. VAuto mode features enhanced AutoSet technology with central sleep apnea (CSA) detection. The device may be used with an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2011

# Sold outside United States only

AUTOMATIC POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S8 Autoset II (ROW, ex Japan)	Premium auto-adjusting device in ResMed’s S8 Series II range, with improved patient therapy comfort. The device has an optional integrated humidifier.	September 2007

S8 Autoset II (U.S.)	Premium auto-adjusting device in ResMed’s S8 Series II range, with further improved patient therapy comfort. The device has an optional integrated humidifier.	April 2008

S9 AutoSet	Premium APAP device in ResMed’s sleek, compact S9 Series. Features Enhanced AutoSet (with Central Sleep Apnea Detection), Enhanced Easy-Breathe motor, expiratory pressure relief (EPR) and detailed data options. The device also has, an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	February 2010

S9 Escape Auto	The S9 Escape Auto is the Standard APAP device in ResMed’s S9 Series. It features an intelligent algorithm with Easy-Breathe expiratory pressure relief (EPR) and delivers whisper-quiet therapy in a smooth waveform. The device also offers an optional integrated humidifier (H5i), Climate Control with the ClimateLine heated tube and the small, lightweight SlimLine tube.	September 2010

VENTILATION PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Elisée 370*#	Ventilator for use in Intensive Care Unit combining all conventional ventilation modes, diagnostic functions with external monitoring interface for ventilation loops.	September 2004

Elisée 250*#	Ventilator for use in transport and emergency situations.	April 2005

Elisée 150*# (Lyon)	New software launch V2.50 incorporating CPAP mode and additional flexibility in settings. For example presetting 2 programs in both invasive and non-invasive.	November 2008

VS III*#	Pressure support and volume ventilator for invasive and non-invasive purposes so it can be used from the hospital to the home. Launched in France and Germany.	December 2008

Stellar 100 and 150#	Pressure support and volume ventilator for invasive and non-invasive purposes so it can be used from the hospital to the home.	March 2011

* Not cleared for marketing in the United States

# Sold outside United States only

Masks, Accessories, Motors and Diagnostic Products

Masks, accessories, motors and diagnostic products together accounted for approximately 44%, 42% and 42% of our net revenues in fiscal years 2011, 2010 and 2009, respectively.

Mask Systems and Diagnostic Products

Mask systems are one of the most important elements of SDB treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight.

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Mirage Swift II	Improved design to reduce noise and airflow pattern.	April 2007

Mirage Quattro	ResMed’s fourth generation full face mask, delivering an individualized fit for over 95% of users.	April 2007

Mirage Liberty	A full face mask that seals individually at the mouth and nose. With less skin contact and an open field of vision, this unobtrusive mask feels light on the face.	May 2007

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Hospital NV Full Face Mask	Non-vented version of hospital Full Face Mask designed for hospital ventilation	October 2007

Micro Mirage	Nasal mask equipped with Mircofit dial for personalized fit	February 2008

Swift LT	Nasal mask offering pillow system for additional support and stability	June 2008

Activa LT	Nasal mask including Active Cell Technology in a lightweight version to help mitigate leak and optimize patient comfort	October 2008

Swift LT for Her	Nasal mask offering pillows systems with female specific design features	November 2008

Swift FX	Fourth generation nasal pillows system offering a fully flexible design for comfort and performance	September 2009

Mirage SoftGel	Nasal mask offering a gel cushion, interchangeable with the Activa LT system to improve choice and comfort	October 2009

Quattro FX	Full Face mask offering unobtrusive fit	September 2010

Swift FX for Her	Fourth generation nasal pillows system offering a fully flexible design for comfort and performance with female specific design features	September 2010

Mirage FX	Nasal mask offering auto adjusting forehead support and SoftEdge headgear	October 2010

Mirage FX for Her	Nasal mask offering auto adjusting forehead support and SoftEdge headgear with female specific design features	April 2011

We market sleep recorders for the diagnosis and titration of SDB in sleep clinics and hospitals. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

DIAGNOSTIC PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

ApneaLink + Oximetry	A portable diagnostic device with oximetry measurement	June 2007

ApneaLink Plus (U.S.)	A portable diagnostic device with oximetry measurement and respiratory effort measurement	June 2009

Accessories and Other Products

To assist those professionals diagnosing or managing the treatment of patients there are data communications and control products such as the ResLink, ResControl, ResControl II, TxControl, ResScan and ResTraxx modules that facilitate the transfer of data and other information to and from the flow generators. To enhance patient comfort, convenience and compliance, we market a variety of other products and accessories. These products include humidifiers, such as H5i and H4i, which connect directly with the CPAP, VPAP and AutoSet flow generators to humidify and heat the air delivered to the patient, helping to prevent the drying of nasal passages that can cause discomfort. Other optional accessories include cold passover humidifiers, carry bags and breathing circuits.

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 Embletta Adapter	The S9 Embletta Adapter provides a connection between an S9 device and an Embletta Portable Diagnostic System	November 2010

ResScan v3.14	An easy and flexible patient monitoring system providing therapy insights. This version oncluded support for S9 bilevel and cross-patient first 30 days compliance reporting.	April 2011

ResTraxx v17.1	ResMed’s web-based compliance monitoring system which introduced several new features to ResTraxx Online reports and enhanced support for S9 VPAP devices.	April 2011

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

We continually seek to identify new applications of our technology for significant unmet medical needs. SDB is associated with a number of symptoms beyond excessive daytime sleepiness and irritability. Recent studies have established a clinical association between SDB and hypertension, stroke, congestive heart failure and diabetes. We support clinical trials in many countries including the United States, Germany, France, the United Kingdom, Italy, Switzerland, China and Australia to develop new clinical applications for our technology.

We consult with physicians at major sleep centers throughout the world to identify technological trends in the treatment of SDB. New product ideas are also identified by our marketing staff, direct sales force, network of distributors, customers and patients.

In fiscal years 2011, 2010 and 2009 we invested $92.0 million, $75.2 million and $63.1 million, respectively, on research and development.

Sales and Marketing

We currently market our products in over 70 countries using a network of distributors, independent manufacturers’ representatives and our direct sales force. We attempt to tailor our marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies. See Note 15 – Segment Information of the Notes to Financial Statements (Part II, Item 8) for financial information about our geographic areas.

North America and Latin America.    Our products are typically purchased by a home healthcare dealer who then sells the products to the patient. The decision to purchase our products, as opposed to those of our competitors, is made or influenced by one or more of the following individuals or organizations: the prescribing physician and his or her staff; the home healthcare dealer; the insurer and the patient. In North and Latin America, our sales and marketing activities are conducted through a field sales organization made up of regional territory representatives, program development specialists and regional sales directors. Our field sales organization markets and sells products to home healthcare dealer branch locations throughout the North and Latin America.

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

Sales in North and Latin America accounted for 53%, 54% and 54% of our net revenues for fiscal years 2011, 2010 and 2009, respectively.

Europe.    We market our products in most major European countries. We have wholly-owned subsidiaries in Austria, Finland, France, Germany, Norway, Netherlands, Spain, Sweden, Switzerland and the United Kingdom. We use independent distributors to sell our products in other areas of Europe. Distributors are selected in each country based on their knowledge of respiratory medicine and a commitment to SDB therapy. In each country in which we sell our products direct, a local senior manager is responsible for direct national sales. In many countries in Europe, we sell our products to home healthcare dealers who then sell the products to the patients. In Germany, we also operate a home healthcare company, in which we provide products and services directly to patients, and receive reimbursement directly from third party payers.

Sales in Europe accounted for 37%, 37% and 38% of our total net revenues for fiscal years 2011, 2010 and 2009, respectively.

Asia Pacific.    We have wholly-owned subsidiaries in Australia, Hong Kong, Japan, New Zealand, China and India. We use a combination of our direct sales force and independent distributors to sell our products in Asia Pacific. Sales in Asia Pacific accounted for 10%, 9% and 8% of our total net revenues for the fiscal years 2011, 2010 and 2009, respectively.

Other Marketing Efforts.    We continue to pursue suitable opportunities with professional and healthcare associations to raise awareness of the importance of SDB in cardiology patients, including coronary artery disease, congestive heart failure, hypertension and stroke. Clinical research over the past decade has demonstrated a high prevalence of OSA in cardiology patients and has suggested that it may increase the risk of developing cardiovascular disease and heart failure. In September 2008, the European Society of Cardiologists published guidelines for the treatment of acute and chronic heart failure. The guidelines noted that patients with symptomatic heart failure frequently have sleep-related disorders (central or obstructive sleep apnea) and recommended treatment with Continuous Positive Airway Pressure, or CPAP, for patients diagnosed with obstructive sleep apnea. We are conducting several clinical studies investigating the role of OSA in cardiology diseases and are engaged with professional bodies to increase awareness of OSA amongst cardiologists.

We also continue to work to raise awareness of SDB in diabetes. Current research is increasingly showing an independent association between OSA and type 2 diabetes and there is preliminary evidence that OSA may worsen diabetes control. Accordingly, we initiated a study investigating the prevalence of OSA in the type 2 diabetic population. Due to the high prevalence of the SDB and type 2 diabetes, we are now actively supporting the American Association of Diabetes Educators and are in the process of setting up further initiatives to develop the SDB market in the diabetic population. ResMed is also reaching out to diabetes patients through our online partners. ResMed is educating people who suffer from diabetes about the overlap with obstructive sleep apnea and directing them via www.Healthysleep.com to ResMed partner sleep centers.

In June 2008, the International Diabetes Federation (IDF) released a statement on SDB and type 2 diabetes. The IDF Taskforce on Epidemiology and Prevention strongly recommended that health professionals working in both type 2 diabetes and SDB adopt clinical practices to ensure that a patient presenting with one condition is considered for the other. Furthermore, the IDF recommended that people with type 2 diabetes should be screened for OSA particularly when they present classical symptoms such as witnessed apneas, heavy snoring or daytime sleepiness and poor workplace performance. In March 2011 the American Association of Clinical Endocrinologists published updated medical guidelines for developing a comprehensive care plan for patients with diabetes, which recommended that screening be done in adults with type 2 diabetes, especially men older than 50 years.

In April 2010, the National Institutes of Health released a clinical study reporting that obstructive sleep apnea is associated with an increased risk of stroke in middle-aged and older adults, especially men. In a recently released study in Circulation, it was reported that obstructive sleep apnea is associated with an increased risk of incident heart failure in a general community of middle-aged and older men. Specifically, men ages 40 to 70 with apnea-hypopnea index (“AHI”) ≥30 were 68% more likely to develop coronary heart disease than those with AHI<5.

We believe that the increasing awareness among physicians supports the efforts and investment we are making in new markets, including diabetes and cardiology.

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

We have a 174,000 square foot assembly and distribution facility in South Carolina, the plant specializes in regional customization of our flow generators.

We have a 69,000 square foot manufacturing facility in Singapore to complement the Sydney manufacturing site. The plant assembles masks, flow generators and electric motors.

We have a 43,000 square foot manufacturing facility in Paris, France. This facility is accredited to ISO 13485 and is primarily responsible for the assembly of mechanical ventilators and associated accessories.

We also manufacture high-quality electric motors for our flow generator devices at a 72,000 square foot manufacturing facility in Chatsworth, California.

Our quality management system is based upon the requirements of ISO 9001, ISO 13485, FDA Quality System Regulations for Medical Devices and the Medical Device Directive (93/42/EEC). Our Sydney, South Carolina and Singapore facilities are each accredited to ISO 9001 and ISO 13485. These three sites have third party audits conducted by the ISO certification bodies at regular intervals.

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

In the United States, our products are purchased primarily by home healthcare dealers, hospitals or sleep clinics, which then invoice third-party payers directly for reimbursement. Domestic third-party payers include Medicare, Medicaid and corporate health insurance plans. These payers may deny reimbursement if they determine that a device is not used in accordance with cost-effective treatment methods, or is experimental, unnecessary or inappropriate. The long-term trend towards managed healthcare, or legislative proposals to reform healthcare, could control or significantly influence the purchase of healthcare services and products and could result in lower prices for our products. In some foreign markets, such as France, Germany and Japan, government reimbursement is currently available for purchase or rental of our products, however, subject to constraints such as price controls or unit sales limitations. In Australia and in some other foreign markets, there is currently limited or no reimbursement for devices that treat OSA.

Recent legislation, each of which has been signed into law, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA), Medicare Improvement for Patients and Providers Act of 2008, (MIPPA) Deficit Reduction Act of 2005 (DRA), and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), contain provisions that negatively impact reimbursement for products that we provide.

The MMA reduced payment amounts for five categories of HME beginning in 2005, froze payment amounts for certain covered home medical equipment (HME) items through 2007, established a competitive acquisition program for HME and implemented quality standards and accreditation requirements for HME suppliers. The DRA capped the Medicare rental period for certain capped rental items, including CPAP devices, at 13 months of continuous use, after which time title of the equipment would transfer to the beneficiary. MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 fee schedule payment amounts by 9.5 percent for product categories included in competitive bidding. Because the annual update factor for 2010 was 0 percent, the 2009 fee schedule payment rates remained effective for 2010. For 2011, the fee schedule amounts were reduced by 0.1 percent.

The PPACA includes, among other things, a deductible excise tax equal to 2.3 percent of the price for which medical devices are sold in the United States on any entity that manufactures or imports medical devices, with limited exceptions, beginning in 2013; new face to face encounter requirements for durable medical equipment and home health services; and a requirement that by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

We cannot predict the impact that any U.S. legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations. While our product line in the United States does not include oxygen and oxygen related equipment, reductions in reimbursement levels for oxygen could indirectly impact us.

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

Service and Warranty

We generally offer one-year and two-year limited warranties on our flow generator products. Warranties on mask systems are for 90 days. Our distributors either repair our products with parts supplied by us or arrange shipment of products to our facilities for repair or replacement.

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

We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than us. In the United States, our principal market, the primary competitors for our products are: Philips BV, who acquired Respironics Inc., a previous competitor; DeVilbiss, a division of Sunrise Medical Inc.; and Fisher & Paykel Healthcare Corporation Limited. Our principal international competitors are also Philips BV, DeVilbiss and Fisher & Paykel Healthcare Corporation Limited, as well as regional manufacturers. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the healthcare industry. In addition, our products compete with surgical procedures and dental appliances designed to treat OSA and other SDB related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

Any product developed by us that gains regulatory clearance will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the speed with which we can develop products, complete clinical testing and regulatory clearance processes and supply commercial quantities of the product to the market are important competitive factors. In addition, our ability to compete will continue to be dependent on successfully protecting our patents and other intellectual property.

Patents and Proprietary Rights and Related Litigation

Through our subsidiaries ResMed Limited, MAP Medizin-Technologie GmbH, ResMed Motor Technologies Inc., and ResMed Paris SAS, we own or have licensed rights to approximately 550 issued United States patents (including approximately 250 design patents) and approximately 750 issued foreign patents. In addition, there are approximately 450 pending United States patent applications (including approximately 100 design patent applications), approximately 850 pending foreign patent applications, approximately 1,150 registered foreign designs and approximately 20 pending foreign designs. Some of these patents, patent applications and designs relate to significant aspects and features of our products.

Of our patents, 36 United States patents and 69 foreign patents are due to expire in the next five years, with 6 foreign patents due to expire in 2012, 6 in 2013, 16 in 2014, 33 in 2015 and 8 in 2016; and 3 United States patents in 2013, 6 United States patents in 2014, 19 United States patents in 2015, and 8 United States patents in 2016. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

We rely on a combination of patents, trade secrets, copyrights, trademarks and non-disclosure agreements to protect our proprietary technology and rights.

Litigation may be necessary to enforce patents issued to us, to protect our rights, or to defend third-party claims of infringement by us of the proprietary rights of others. The defense and prosecution of patent claims, including pending claims, as well as participation in other inter-party proceedings, can be expensive and time consuming, even in those instances in which the outcome is favorable to us. Patent laws regarding the enforceability of patents vary from country to country. Therefore, there can be no assurance that patent issues will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.

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

Employees

As of June 30, 2011, we had approximately 3,450 employees or full time consultants, of which approximately 1,400 persons were employed in warehousing and manufacturing, 400 in research and development and 1,650 in sales, marketing and administration. Of our employees and consultants, approximately, 1,350 were located in Australia, 800 in North and Latin America, 1,000 in Europe and 300 in Asia.

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

We have limited resources to market to approximately the 3,300 U.S. sleep clinics and the more than 6,000 home healthcare dealer branch locations, most of which use, sell or recommend several brands of products. In addition, home healthcare dealers have experienced price pressures as government and third-party reimbursement has declined for home healthcare products, and home healthcare dealers are requiring price discounts and longer periods of time to pay for products purchased from us. We cannot assure you that sleep clinic physicians will continue to prescribe our products, or that home healthcare dealers or patients will not substitute competing products when a prescription specifying our products has been written.

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

If we are unable to support our continued growth, our business could suffer.    We have experienced rapid and substantial growth. As we continue to grow, the complexity of our operations increases, placing greater demands on our management. Our ability to manage our growth effectively depends on our ability to implement and improve our financial and management information systems on a timely basis and to effect other changes in our business including, the ability to monitor and improve manufacturing systems, information technology, and quality and regulatory compliance systems, among others. Unexpected difficulties during expansion, the failure to attract and retain qualified employees, the failure to successfully replace or upgrade our management information systems, the failure to manage costs or our inability to respond effectively to growth or plan for future expansion could cause our growth to stop. If we fail to manage our growth effectively and efficiently, our costs could increase faster than our revenues and our business results could suffer.

If we fail to integrate our recent acquisitions with our operations, our business could suffer.    We continue to integrate our recent acquisitions into our operations and we may find it difficult to integrate the operations as personnel may leave and licensees, distributors or suppliers may terminate their arrangements or demand amended terms to these arrangements. Additionally, our management may have their attention diverted while trying to integrate these businesses. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of the acquisitions.

We are subject to various risks relating to international activities that could affect our overall profitability.    We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets. Sales outside North and Latin America accounted for approximately 47% and 46% of our net revenues in the years ended June 30, 2011 and 2010, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:

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

Any of the above factors may have a material adverse effect on our ability to increase or maintain our non-U.S sales.

Government and private insurance plans may not adequately reimburse our customers for our products, which could result in reductions in sales or selling prices for our products.    Our ability to sell our products depends in large part on the extent to which coverage and reimbursement for our products will be available from government health administration authorities, private health insurers and other organizations. These third party payers are increasingly challenging the prices charged for medical products and services and can, without notice, deny coverage for treatments that may include the use of our products. Therefore, even if a product is approved for marketing, we cannot make assurances that coverage and reimbursement will be available for the product, that the reimbursement amount will be adequate or, that the reimbursement amount, even if initially adequate, will not subsequently be reduced. For example, in some markets, such as Spain, France and Germany, government coverage and reimbursement are currently available for the purchase or rental of our products but is subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia, there is currently limited or no reimbursement for devices that treat sleep-disordered breathing conditions. As we continue to develop new products, those products will generally not qualify for coverage and reimbursement, if at all, until they are approved for marketing.

In the United States, we do not submit claims and bill governmental programs or other third party payors directly for reimbursement for our products. We sell our products primarily to home healthcare dealers, hospitals and to sleep clinics. Any proposed reductions in reimbursement, if they occur, may have a material impact on our customers. Any material impact on our customers may indirectly affect our sales to those customers, or the collectibility of receivables we have from those customers. For example, in 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) instructed the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program (CMS), to establish and implement programs under which competitive bidding areas (“CBAs”), would be established throughout the United States for contract award purposes for the furnishing of competitively priced items of home medical equipment, including oxygen and oxygen equipment, CPAP and respiratory assist devices, and related supplies and accessories. On July 2, 2010, CMS announced the single payment amount for round 1 of the competitive bidding, which included 9 CBAs, and began offering contracts to certain bidders. The average reduction from current Medicare payment rates in this 1st round of competitive bidding across the CBAs for CPAP and respiratory assist devices was approximately 32%, effective January 1, 2011. The expansion of round 2 of competitive bidding to a total of 91 CBA’s, is now scheduled to be effective in the U.S. summer of 2013 and by 2016, the process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices. We cannot predict at this time what impact, if any, these changes to the competitive bidding program will have on our business and financial condition.

Health care reform, including recently enacted legislation, may have a material adverse effect on our industry and our results of operations.    In March 2010, the U.S. President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), which makes changes that are expected to impact the pharmaceutical and medical device industries. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. We cannot predict the impact of these coverage expansions, if any, on the sales of our products.

The PPACA also contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, with limited exceptions, entities that manufacture, produce or import medical devices will be required to pay a deductible excise tax in an amount equal to 2.3 percent of the price for which such devices are sold in the United States. Though there are some exceptions to the excise tax, this excise tax does apply to all of our products. The PPACA also includes, among other things, the expansion of round 2 of competitive bidding to a total of 91 CBA’s, and by 2016, the process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices; and the establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research.

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

Various healthcare reform proposals have also emerged at the state level within the United States. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and, the expansion in the federal government’s role in the U.S. healthcare industry and the increased funding and focus on comparative clinical effectiveness research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products may result in decreased profits to us, lower reimbursements by payors for our products, and reduced medical procedure volumes. A number of states have challenged the constitutionality of certain provisions of PPACA, and many of these challenges are still pending final adjudication in several jurisdictions. Congress has also proposed a number of legislative initiatives, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to PPACA, whether to certain provisions or its entirety. The PPACA as well as other state and/or federal healthcare reform measures that may be adopted in the future could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with anti-kickback and fraud regulations could result in substantial penalties and changes in our business operations.    In particular, the U.S. Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us.

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

Complying with Food and Drug Administration, or FDA, and other regulations is an expensive and time-consuming process, and any failure to comply could have a materially adverse effect on our business, financial condition, or results of operations.    We are subject to various federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, our products could be subject to recall if the FDA or we determine, for any reason, that our products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results. For example, in April 2007, we announced a worldwide voluntary product recall of approximately 300,000 of our S8 flow generators manufactured between July 2004 and May 2006. We determined that there was a remote potential for a short circuit in the power connector. To date, no significant property damage or patient injury has been determined to have occurred. The cost of this action was $62.8 million which accounted for factors such as the return of affected units, unit replacement costs, legal, consulting, logistical and temporary contractor expenses directly associated with the recall. There is no remaining recall accrual for fiscal year 2011.

Product sales, introductions or modifications may be delayed or canceled as a result of FDA regulations or similar foreign regulations, which could cause our sales and profits to decline.    Before we can market or sell a new medical device in the United States, we must obtain FDA clearance, which can be a lengthy and time-consuming process. We generally receive clearance from the FDA to market our products in the United States under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or our products are exempt from the Section 510(k) clearance process. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The FDA has a high degree of latitude when evaluating submissions and may determine that a proposed device submitted for 510(k) clearance is not substantially equivalent, or NSE, to a predicate device. After a device receives 510(k) premarket notification clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing processes may require a new 510(k) clearance or premarket approval. We have modified some of our Section 510(k) approved products without submitting new Section 510(k) notices, which we do not believe were required. However, if the FDA disagrees with us and requires us to submit new Section 510(k) notifications for modifications to our existing products, we may be required to stop marketing the products while the FDA reviews the Section 510(k) notification.

Any new product introduction or existing product modification could be subjected to a lengthier, more rigorous FDA examination process. For example, in certain cases we may need to conduct clinical trials of a new product before submitting a 510(k) notice. We may also be required to obtain premarket approvals for certain of our products. Indeed, recent trends in FDA’s review of premarket notification submissions suggest that FDA is often requiring manufacturers to provide new, more expansive, or different information regarding a particular device than what the manufacturer anticipated upon 510(k) submission. This has resulted in increasing uncertainty and delay in the premarket notification review process. In January 2011, the FDA announced twenty-five specific action items it intends to take with respect to the 510(k) process designed, in part, to provide greater transparency and certainty to the review process. Some of the changes that FDA has announced it intends to take, may affect requirements related to which devices are eligible for Section 510(k) clearance and which devices which may be used as predicates in demonstrating substantial equivalence, and the grounds and procedures under which FDA may rescind a Section 510(k) clearance. Similarly, FDA recently announced revised guidance on the types of modifications which require a manufacturer to submit a new 510(k) for the modified device. These and other revisions to FDA’s 510(k) clearance process, when fully implemented, could impose additional regulatory requirements upon us which could delay our ability to obtain new clearances, increase the costs of compliance, or restrict our ability to maintain current clearances. The requirements of the more rigorous premarket approval process and/or significant changes to the Section 510(k) clearance process could delay product introductions and increase the costs associated with FDA compliance. Marketing and sale of our products outside the United States are also subject to regulatory clearances and approvals, and if we fail to obtain these regulatory approvals, our sales could suffer. We cannot assure you that any new products we develop will receive required regulatory approvals from U.S. or foreign regulatory agencies.

We are subject to substantial regulation related to quality standards applicable to its manufacturing and quality processes. Our failure to comply with these standards could have an adverse effect on our business, financial condition, or results of operations.    The FDA regulates the approval, manufacturing, and sales and marketing of many of our products in the U.S. Significant government regulation also exists in Canada, Japan, Europe, and other countries in which we conduct business. As a device manufacturer, we are required to register with the FDA and is subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls or related field actions, withdrawals, and/or declining sales.

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

We are subject to potential product liability claims that may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims.    We are subject to potential product liability claims as a result of the design, manufacture and marketing of medical devices. In April 2007 we announced a worldwide voluntary product recall of approximately 300,000 of our S8 flow generators manufactured between July 2004 and May 2006. We determined that there was a remote potential for a short circuit in the power connector. To date, no significant property damage or patient injury has been determined to have occurred. However, we would likely be subject to product liability claims should any of these devices malfunction, resulting in injury to a patient or damage to property. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates. In addition, we would have to pay any amount awarded by a court in excess of our policy limits. Our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case, we may have to pay the entire amount of any award. We cannot assure you that our insurance coverage will be adequate or that all claims brought against us will be covered by our insurance and we cannot assure you that we will be able to obtain insurance in the future on terms acceptable to us or at all. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts, which could harm our business.

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

We are subject to tax audits by various tax authorities in many jurisdictions.    From time to time we may be audited by tax authorities in various juridictions. Any final assessment resulting from such audits could result in material changes to our past or future taxable income, tax payable or deferred tax assets, and could require us to pay penalties and interest that could materially adversely affect our financial results.

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

We may not be able to enforce the judgments of U.S. courts against some of our assets or officers and directors.    A substantial portion of our assets are located outside the United States. Additionally, two of our seven directors and three of our seven executive officers reside outside the United States, along with all or a substantial portion of their assets. As a result, it may not be possible for investors to enforce judgments of U.S. courts relating to any liabilities under U.S. securities laws against our assets, those persons or their assets. In addition, investors may not be able to pursue claims based on U.S. securities laws against these assets or these persons in Australian courts, where most of these assets and persons reside.

Our results of operations may be materially affected by global economic conditions generally, including conditions in the financial markets.    Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market, a declining residential real estate market in the United States, and the ability of sovereign nations to pay their debts have contributed to increased volatility and diminished expectations for the economy and the financial markets going forward. These factors, combined with volatile commodity prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown. It is difficult to predict how long the current economic conditions will continue and whether the economic conditions will continue to deteriorate. If the economic climate in the United States or outside the United States continues to deteriorate or there is a shift in government spending priorities, customers or potential customers could reduce or delay their purchases, which could impact our revenue, our ability to manage inventory levels, collect customer receivables, and ultimately decrease our profitability.

ITEM 1B	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2011 that remain unresolved.

ITEM 2	PROPERTIES

Our principal executive offices and U.S. sales facilities, consisting of approximately 230,000 square feet, are located on Spectrum Centre Boulevard in North San Diego County, California, in a building we own. We have our research and development and office facilities at our existing site in Norwest, Sydney, Australia, which consists of approximately 69,000 square feet. We own our principal manufacturing facility consisting of a 155,000 square foot complex at this same Norwest site in Sydney, Australia. We lease a 69,000 square foot manufacturing facility in Singapore to complement the Sydney manufacturing site. We also lease a 72,000 square foot facility for manufacture of electronic motors in Chatsworth, California.

Sales and warehousing facilities are either leased or owned in South Carolina and Oregon, U.S.A.; Abingdon, England; Munich, Germany; Bremen, Germany; Hochstadt, Germany; Lyon, France; Paris, France; Basel, Switzerland; Stockholm, Sweden; Helsinki, Finland; Oslo, Norway; New Delhi, India, Tokyo, Japan and Kowloon, Hong Kong.

ITEM 3	LEGAL PROCEEDINGS

See note 17 to the consolidated financial statements for a summary of legal proceedings.

ITEM 4	REMOVED AND RESERVED

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RMD”. The following table sets forth for the fiscal periods indicated the high and low closing prices for the common stock as reported by the New York Stock Exchange.

	2011		2010
	High	Low	High	Low

Quarter One, ended September 30	$34.01	$29.81	$23.10	$19.64
Quarter Two, ended December 31	$35.61	$30.51	$26.54	$21.59
Quarter Three, ended March 31	$35.28	$29.68	$31.94	$25.28
Quarter Four, ended June 30	$33.92	$29.62	$34.41	$30.27

At August 4, 2011, there were 39 holders of record of our common stock, although many of these holders of record own shares as nominees on behalf of other beneficial owners. We have not paid any cash dividends on our common stock since the initial public offering of our common stock and we do not currently intend to pay cash dividends in the foreseeable future. We anticipate that all of our earnings and other cash resources, if any, will be retained for the operation and expansion of our business and for general corporate purposes.

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

Purchases of Equity Securities

The following table summarizes purchases by us of our common stock during the fiscal year ending June 30, 2011:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
July 1 to July 31	50,000	$59.53	9,271,768	7,351,139
August 1 to August 31	194,495	54.25	9,466,263	7,156,644
Stock split adjustment(1)				14,313,288
September 1 to September 30	102,900	30.85	9,569,163	14,210,388
October 1 to October 31	394,110	31.22	9,963,273	13,816,278
November 1 to November 30	201,000	31.94	10,164,273	13,615,278
December 1 to December 31	0	0	0	13,615,278
January 1 to January 31	299,000	31.97	10,463,273	13,316,278
February 1 to February 28	600,000	31.93	11,063,273	12,716,278
March 1 to March 31	1,000,000	30.82	12,063,273	11,716,278
April 1 to April 30	0	0	12,063,273	11,716,278
May 1 to May 31	901,276	31.49	12,964,549	10,815,002
June 1 to June 30	1,150,181	30.95	14,114,730	9,664,821
Total	4,892,962	$32.72	14,114,730	9,664,821

(1) On May 27, 2009, the board of directors authorized us to repurchase up to 10.0 million shares of our outstanding common stock. There is no expiration date for this program. In conjunction with the stock split declared on August 5, 2010, the board of directors approved a doubling of the remaining number of shares, as at the date of the stock split that could be purchased under the above program, from 7.2 million shares to 14.3 million shares. Accordingly, the effective total number of shares that can be purchased under the May 27, 2009 program is 17.2 million shares. For the years ended June 30, 2011 and 2010, we repurchased 4,892,962 and 2,519,843 shares at a cost of $160.1 million and $135.8 million, respectively. Since the inception of the share buyback program, we have repurchased 6,622,907 shares before May 27, 2009 and 7,491,823 shares after that date at a total cost of $504.6 million.

(2) All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on August 5, 2010 and distributed on August 30, 2010.

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2011. The data set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related Notes included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2011, 2010 and 2009 and the balance sheet data as of June 30, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2008 and 2007 and the balance sheet data as of June 30, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

Consolidated Statement of Income Data:	Years Ended June 30
(In thousands, except per share data)	2011	2010	2009	2008	2007
Net revenues	$1,243,148	$1,092,357	$920,735	$835,397	$716,332
Cost of sales	501,822	436,874	366,933	338,544	272,140
Product recall expenses	0	0	0	3,103	59,700
Gross profit	741,326	655,483	553,802	493,750	384,492
Selling, general and administrative expenses	371,249	328,858	289,875	278,087	237,326
Research and development expenses	92,007	75,202	63,056	60,524	50,106
Donations to research foundations	1,000	3,000	3,500	2,000	0
Amortization of acquired intangible assets	10,146	8,041	7,060	7,791	6,897
Restructuring expenses	0	0	0	2,378	0
Total operating expenses	474,402	415,101	363,491	350,780	294,329
Income from operations	266,924	240,382	190,311	142,970	90,163
Other income:
Interest income, net	26,043	14,029	10,205	10,058	6,477
Other, net	10,740	6,178	1,168	4,827	1,333
Total other income, net	36,783	20,207	11,373	14,885	7,810
Income before income taxes	303,707	260,589	201,684	157,855	97,973
Income taxes	(76,721)	(70,504)	(55,236)	(47,552)	(31,671)
Net income	$226,986	$190,085	$146,448	$110,303	$66,302
Basic earnings per share	$1.49	$1.26	$0.97	$0.72	$0.43
Diluted earnings per share	$1.44	$1.23	$0.95	$0.70	$0.43
Weighted average:
Basic shares outstanding	152,471	150,908	151,258	154,756	153,418
Diluted shares outstanding	157,195	155,098	154,226	157,424	156,506

Consolidated Balance Sheet Data:	As of June 30
(In thousands)	2011	2010	2009	2008	2007
Working capital	$1,083,612	$672,669	$584,184	$546,647	$466,396
Total assets	2,068,922	1,626,397	1,507,968	1,406,000	1,252,042
Long-term debt, less current maturities	100,000	0	94,191	93,789	87,648
Total stockholders’ equity	1,730,737	1,287,536	1,115,192	1,081,775	931,222

PERFORMANCE GRAPH

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholders return on our common stock from June 30, 2006 through June 30, 2011, with the comparable cumulative return of the S&P 500 index and S&P 500 Health Care index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2006. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2006, for the indicated periods.

Index	June 2006	June 2007	June 2008	June 2009	June 2010	June 2011

ResMed Inc	100	88	76	87	130	132
S&P 500	100	118	101	72	81	104
S&P 500 Health Care	100	110	95	83	88	110

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. It is provided as a supplement to, and should be read in conjunction with the selected financial data and consolidated financial statements and notes included elsewhere in this report.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the fiscal year, we continued our efforts to build awareness of the consequences of untreated SDB and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives and by highlighting the increasing link between the potential effects SDB can have on co-morbidities such as cardiac disease, diabetes, hypertension and obesity.

In March 2011, the American Association of Clinical Endocrinologists published updated medical guidelines for developing a comprehensive care plan for patients with diabetes, which recommended that screening be done in adults with type 2 diabetes, especially men older than 50 years. The National Institutes of Health released a clinical study in April 2010 reporting that obstructive sleep apnea is associated with an increased risk of stroke in middle-aged and older adults, especially men. In a recently released study in Circulation, it was reported that obstructive sleep apnea is associated with an increased risk of incident heart failure in a general community of middle-aged and older men. Specifically, men ages 40 to 70 with AHI ≥30 were 68% more likely to develop coronary heart disease than those with AHI<5. In March 2011, the American Association of Clinical Endocrinologists published updated medical guidelines for developing a comprehensive care plan for patients with diabetes, which recommended that screening, for OSA, be done in adults with type 2 diabetes, especially men older than 50 years. There are many studies being conducted that provide new evidence that treating sleep-disordered breathing and obstructive sleep apnea can improve health, quality of life and also mitigate the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2011, we invested approximately $92.0 million on research and development activities, which represents 7% of net revenues. Since the development of CPAP, we have developed a number of innovative products for the treatment of SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. During fiscal year 2011, we released new products across both our mask and flow generator categories. We have introduced new masks during fiscal 2011, including the Quattro FX mask and the Mirage FX mask. Additionally, we began releasing the S9 bilevel range of flow generators as well as Stellar 100 and 150 ventilation devices. These products have all contributed to the increase in our net revenues for fiscal year 2011.

We reported record financial results in fiscal year 2011, with an increase in net revenue to $1,243.1 million, an increase of 14% when compared to fiscal year 2010. Gross profit increased for the year ended June 30, 2011 to $741.3 million from $655.5 million for the year ended June 30, 2010, an increase of $85.8 million or 13% when compared to fiscal year 2010. Our net income for the year ended June 30, 2011 was $227.0 million or $1.44 per diluted share compared to net income of $190.1 million or $1.23 per diluted share for the year ended June 30, 2010.

Total operating cash flow for fiscal year 2011 was $283.2 million and at June 30, 2011, our cash and cash equivalents totaled $735.3 million. Our total assets increased by 27% to $2.1 billion and our shareholders’ equity was up 34% to $1.7 billion. During fiscal year 2011, we repurchased 4,892,962 shares at a cost of $160.1 million under our share buy-back program.

In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented. In order to calculate our constant currency information, we translate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. However, constant currency measures should not be considered in isolation or as an alternative to U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. generally accepted accounting principles.

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010

Net Revenues.    Net revenue increased for the year ended June 30, 2011 to $1,243.1 million from $1,092.4 million for the year ended June 30, 2010, an increase of $150.8 million or 14%. The increase in net revenue was attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $5.2 million for the year ended June 30, 2011. Excluding the impact of favorable foreign currency movements, sales for the year ended June 30, 2011 increased by 13% compared to the year ended June 30, 2010.

Net revenue in North and Latin America increased for the year ended June 30, 2011 to $662.2 million from $590.4 million for the year ended June 30, 2010, an increase of $71.8 million or 12%. We believe this increase predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases including the S9 flow generators and the Quattro FX and Mirage FX masks.

Net revenue in markets outside North and Latin America increased for the year ended June 30, 2011 to $580.9 million from $502.0 million for the year ended June 30, 2010, an increase of $79.0 million or 16%. Excluding the impact of favorable foreign currency movements, international sales for the year ended June 30, 2011 increased by 13%, compared to the year ended June 30, 2010. We believe this increase in sales outside North and Latin America predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases including the S9 flow generators and the Quattro FX and Mirage FX masks.

Sales of flow generators for the year ended June 30, 2011 totaled $699.3 million from $633.6 million for the year ended June 30, 2010, an increase of 10%, including increases of 3% in North and Latin America and 16% elsewhere. Sales of mask systems, motors and other accessories totaled $543.9 million, an increase of 19%, including increases of 21% in North and Latin America and 15% elsewhere, for the year ended June 30, 2011, compared to the year ended June 30, 2010. We believe these primarily reflect growth in the overall SDB market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the year ended June 30, 2011 compared to the year ended June 30, 2010:

	North and Latin America	International	Total	International (Constant Currency)*	Total (Constant Currency)
Flow generators	3%	16%	10%	15%	10%
Masks and other accessories	21%	15%	19%	14%	18%
Total	12%	16%	14%	15%	13%

* Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit.    Gross profit increased for the year ended June 30, 2011 to $741.3 million from $655.5 million for the year ended June 30, 2010, an increase of $85.8 million or 13%. Gross profit as a percentage of net revenue remained at 60% for the year ended June 30, 2011, which is consistent with the 60% for the year ended June 30, 2010. Gross margins were positively impacted by a favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales and cost savings attributable to manufacturing and supply chain improvements. These impacts were offset by negative impacts associated with declines in our average selling prices and the appreciation of the Australian dollar against the U.S. dollar as the majority of our manufacturing labor and overhead is denominated in Australian dollars.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2011 to $371.2 million from $328.9 million for the year ended June 30, 2010, an increase of $42.4 million or 13%. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2011 was 30%, which is consistent to 30% for the year ended June 30, 2010.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth and other expenses related to the increase in our sales including activities targeted at increasing the awareness and diagnosis of sleep disordered breathing. The increase in selling, general and administrative expenses was also due to the net appreciation of international currencies against the U.S. dollar, which increased our selling, general and administrative expenses by approximately $8.8 million for the year ended June 30, 2011 as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to continue to be broadly in the range of 30%.

Research and Development Expenses.    Research and development expenses increased for the year ended June 30, 2011 to $92.0 million from $75.2 million for the year ended June 30, 2010, an increase of $16.8 million or 22%. As a percentage of net revenue, research and development expenses were 7% for the year ended June 30, 2011 and are consistent with the year ended June 30, 2010.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel and an increase in clinical trial costs. The increase in research and development expenses was also due to the net appreciation of international currencies against the U.S. dollar, which increased our research and development expenses by approximately $8.9 million for the year ended June 30, 2011, as reported in U.S. dollars. As a result of the appreciation of the Australian dollar, we expect our future research and development expense, as a percentage of revenue, to be in the range of 8%.

Donations to Research Foundation.    In the years ended June 30, 2011 and 2010, we donated $1.0 million and $3.0 million, respectively, to the ResMed Foundation. The Foundation was established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing and to increase public and physician awareness of the importance of sleep and respiratory health throughout the world.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2011 totaled $10.1 million compared to $8.0 million for the year ended June 30, 2010. The increase in amortization expense is attributable to the acquisition of certain business assets of our headgear supplier and the appreciation of the Euro against the U.S. dollar as the majority of the acquired intangible assets are denominated in Euros.

Other Income (Expense), Net.    Other income, net for the year ended June 30, 2011 was $36.8 million, an increase of $16.6 million over $20.2 million for the year ended June 30, 2010. The increase in other income, net, was due to gains on foreign currency and hedging transactions and an increase in interest income, net, due primarily to an increase in cash balances held.

Income Taxes.    Our effective income tax rate decreased to 25.3% for the year ended June 30, 2011 from 27.1% for the year ended June 30, 2010. The lower tax rate was primarily due to a change in the geographic mix of taxable income, including the impact of lower taxes associated with our new Singapore manufacturing operation. We continue to benefit from the Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income.    As a result of the factors above, our net income for the year ended June 30, 2011 was $227.0 million or $1.44 per diluted share compared to net income of $190.1 million or $1.23 per diluted share for the year ended June 30, 2010, an increase of 19% and 17%, respectively, over the year ended June 30, 2010.

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

Net Income.    As a result of the factors above, our net income for the year ended June 30, 2010 was $190.1 million or $1.23 per diluted share compared to net income of $146.4 million or $0.95 per diluted share for the year ended June 30, 2009, an increase of 30% and 29%, respectively, over the year ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2011 and June 30, 2010, we had cash and cash equivalents of $735.3 million and $488.8 million, respectively. Working capital was $1,083.6 million and $672.7 million at June 30, 2011 and June 30, 2010, respectively. The increase in working capital predominantly reflects the growth and profitability of the business during the year.

As of June 30, 2011 and June 30, 2010, our cash and cash equivalent balances held within the United States amounted to $111.2 million and $83.3 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2011 and June 30, 2010, of $624.1 million and $405.5 million, respectively, were held by our non-U.S. subsidiaries, indefinitely invested outside the United States. Our cash and cash equivalent balances are held at highly rated financial institutions. Should we repatriate our cash and cash equivalent balances held outside the U.S., we would have to adjust the income tax provision in the period any such repatriation were to occur.

Inventories at June 30, 2011 increased by $15.1 million or 8% to $200.8 million compared to June 30, 2010 inventories of $185.6 million. The increase in inventories was lower than the increase of 14% in net revenues in the year ended June 30, 2011 compared to the year ended June 30, 2010 due to improved inventory management.

Accounts receivable, net of allowance for doubtful accounts, at June 30, 2011 were $274.4 million, an increase of $47.4 million or 21% over the June 30, 2010 accounts receivable balance of $226.9 million. The increase was higher than the 14% incremental increase in net revenues for the year ended

June 30, 2011 compared to the year ended June 30, 2010 mainly due to the appreciation of international currencies at the end of June 30, 2011 compared to June 30, 2010. Accounts receivable days sales outstanding of 69 days at June 30, 2011 decreased by 2 days compared to 71 days at June 30, 2010. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2011 and 2010 was 4.0% and 3.3%, respectively. The credit quality of our customers remains broadly consistent with our past experience.

During the year ended June 30, 2011, we generated cash of $283.2 million from operations. This was higher than the cash generated from operations for the year ended June 30, 2010 of $188.2 million and was primarily the result of the increase in our net revenues and net income as well as the improvement in inventory management. Movements in foreign currency exchange rates during the year ended June 30, 2011 had the effect of increasing our cash and cash equivalents by $119.2 million, as reported in U.S. dollars. During fiscal years 2011 and 2010, we repurchased 4,892,962 and 2,519,843 shares at a cost of $160.1 million and $135.8 million, respectively.

Capital expenditures for the years ended June 30, 2011 and 2010 amounted to $66.6 million and $56.9 million, respectively. The capital expenditures for the year ended June 30, 2011 primarily reflected computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. As a result of these capital expenditures, our balance sheet reflects net property, plant and equipment of approximately $462.1 million at June 30, 2011 compared to $387.1 million at June 30, 2010.

Details of contractual obligations at June 30, 2011 are as follows:

		Payments Due by Period
In $000’s	Total	2012	2013	2014	2015	2016	Thereafter
Long-Term Debt	$100,163	$163	$0	$100,000	$0	$0	$0
Operating Leases	39,093	14,020	9,855	7,066	4,639	2,400	1,113
Purchase Obligations	98,425	96,097	2,328	0	0	0	0
Total Contractual Obligations	$237,681	$110,280	$12,183	$107,066	$4,639	$2,400	$1,113

In addition to the contractual obligations set forth above, we expect that we will make payments to the German tax authorities related to ongoing appeals of prior tax years under audit. During September and October 2004, we began receiving tax assessment notices for the audit of one of our German subsidiaries by the German tax authorities for the years 1996 through 1998. Certain aspects of these assessment notices are being contested in German tax court. We believe that we have provided adequate reserves for the matters under appeal with the German tax authorities. However, as the outcome of these proceedings cannot be predicted with certainty, any tax issues resolved in a manner not consistent with our expectations may require us to adjust our provision for income tax in the period of resolution. However, the estimate of the range of loss or possible loss in relation to the tax assessment notices for the years which are being contested is immaterial to our consolidated financial statements.

Details of other commercial commitments at June 30, 2010 are as follows:

In $000’s	Total Amounts Committed	Amount of Commitment Expiration Per Period
		2012	2013	2014	2015	2016	Thereafter
Standby Letters of Credit	$99	$61	$0	$0	$0	$0	$38
Other commercial commitments	9,271	8,413	429	429	0	0	0
Guarantees*	8,912	3,908	1,080	623	636	0	2,665
Total Commercial Commitments	$18,282	$12,382	$1,509	$1,052	$636	$0	$2,703

* The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

We use independent leasing companies to provide finance to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold under these arrangements amounted to $15.1 million for fiscal 2011. The maximum potential amount of contingent liability under these arrangements at June 30, 2011 was $4.8 million. The recourse liability recognized by us at June 30, 2011, in relation to these arrangements was $0.6 million.

Credit Facility

During the year ended June 30, 2011, we entered into a credit agreement with lenders, including Union Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, HSBC Bank USA, National Association, as Syndication Agent and Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. The credit agreement provides a $300 million three-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $100 million. The credit facility also includes a $10 million sublimit for letters of credit. The credit facility terminates on February 10, 2014, at which time all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to, at our option, either (i) LIBOR plus 1.5% to 2.0% (depending on the applicable leverage ratio) or (ii) a base rate, as defined in the Credit Agreement, plus 0.5% to 1.0% (depending on the applicable leverage ratio). Commitment fees of 0.25% to 0.375% (depending on the applicable leverage ratio) apply on the unused portion of the credit facility. When we executed the credit agreement, we used a portion of the credit facility’s initial funding proceeds to repay the outstanding balance under our previously existing revolving credit facility with Union Bank, N.A., which was then terminated.

Our obligations under the credit agreement are secured by (a) the corporate stock we hold in our subsidiaries ResMed Corp., ResMed Motor Technologies Inc. (“ResMed Motor”) and ResMed Assembly US Inc., (“ResMed US”), and (b) up to 65% of the ownership interests we hold in our subsidiary ResMed EAP Holdings LLC (“ResMed EAP”). Our obligations under the credit agreement are also guaranteed by our subsidiaries ResMed Corp, ResMed US and ResMed Motor. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of Funded Debt to EBITDA (each as defined in the Credit Agreement), an interest coverage ratio and a maximum amount of annual capital expenditures. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs. Events of default include failure to make payments when due, a default in the performance of any covenants in the credit agreement or related documents or certain changes of control of us or our subsidiaries ResMed Corp., ResMed US, ResMed Motor, ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP.

At June 30, 2011 we were in compliance with our debt covenants. At June 30, 2011, there was $100.0 million outstanding under the Credit Agreement.

Prepayment Facility

During the year ended June 30, 2010, ResMed EPN Limited, our wholly-owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At June 30, 2011, there were no amounts outstanding under this facility.

Overdraft Facility

During the year ended June 30, 2011, ResMed UK Limited, our wholly-owned UK subsidiary, obtained access to an overdraft facility with HSBC Bank plc that provides for an overdaft facility up to a total commitment of 3 million Euros. HSBC may at any time withdraw the overdraft facility and/or demand repayment of all sums owing to it. Subject to this, the overdraft facility is due for review by December 31, 2011. At June 30, 2011, there were no amounts outstanding under this facility.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand and cash generated from operations.

Tax Expense

Our income tax rate is governed by the laws of the regions in which our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal years 2011, 2010 and 2009. During fiscal years 2011, 2010 and 2009, our consolidated effective tax rate has fluctuated between approximately 25% and approximately 27%. These fluctuations have resulted from, and future effective tax rates will depend on, numerous factors, including the amount of research and development expenditures for which an additional Australian tax deduction is available, the geographic mix of taxable income and other tax credits or benefits available to us under applicable tax laws.

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

(3)    Valuation of Goodwill, Intangible and Other Long-Lived Assets. We make assumptions in establishing the carrying value, fair value and estimated lives of our goodwill, intangibles and other long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, we recognize as impairment the amount by which the carrying value of the assets exceeds their fair value. We base useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries.

(4)    Valuation of Deferred Income Taxes. We establish valuation allowances, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations.

(5)    Provision for Warranty. We provide for the estimated cost of product warranties at the time the related revenue is recognized. We determine the amount of this provision by using a financial model, which takes into consideration actual historical expenses and potential risks associated with our different products. We use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Although we engage in product improvement programs and processes, our warranty obligation is affected by product failure rates and costs incurred to correct those product failures. Should actual product failure rates or estimated costs to repair those product failures differ from our estimates, we would be required to revise our estimated warranty provision.

(6)    Revenue Recognition. We generally record revenue on product sales at the time of shipment, when title transfers to the customer. We do not record revenue on product sales which require customer acceptance until we receive acceptance. We record royalty revenue from license agreements when earned. We initially defer service revenue received in advance from service contracts and recognize that deferred revenue ratably over the life of the service contract. We initially defer revenue we receive in advance from rental unit contracts and recognize that deferred revenue ratably over the life of the rental contract. Otherwise, we recognize revenue from rental unit contracts ratably over the life of the rental contract. We initially defer revenue from sale of marketing and distribution rights and recognize that deferred revenue ratably over the life of the contract. We include in revenue freight charges we bill to customers. We charge all freight-related expenses to cost of sales. Taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, are reported on a net basis (excluded from revenue).

We do not recognize revenues to the extent that we offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims, nor do we recognize revenues if we offer variable sale prices for subsequent events or activities. However, as part of our sales processes we may provide upfront discounts for large orders, one time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. We record the costs of all such programs as an adjustment to revenue. Our products are predominantly therapy-based equipment and require no installation. Therefore, we have no significant installation obligations.

(7)    Stock-Based Compensation. We measure the compensation cost of all stock-based awards at fair value on the date of grant. We recognize that value as compensation expense over the service period, net of estimated forfeitures. We estimate the fair value of employee stock options using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption we use is based upon U.S. Treasury yield curve at the time of grant appropriate for the expected life of the awards. Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from tradeable options of our stock corresponding to the expected term of the options. We use a combination of the historic and implied volatilities as the addition of the implied volatility is more representative of our future stock price trends. While there is a tradeable market of options on our common stock less emphasis is placed on the implied volatility of these options due to the relative low volumes of these traded options and the difference in the terms compared to our employee options. In order to determine the estimated period of time that we expect employees to hold their stock options, we use historical rates by employee groups. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

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

Recently Issued Accounting Pronouncements

See note 3 to the consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

Except for operating leases and receivables transferred to leasing companies with certain recourse limits, as of June 30, 2011, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET AND BUSINESS RISKS

Foreign Currency Market Risk

Our reporting currency is the U.S. dollar, although the financial statements of our non-U.S. subsidiaries are maintained in their respective local currencies. We transact business in various foreign currencies, including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian and Singapore manufacturing activities and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures denominated in Euros and Australian dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not enter into financial instruments for trading or speculative purposes. The foreign currency derivatives portfolio is recorded in the consolidated balance sheets at fair value and included in other assets or other liabilities. All movements in the fair value of the foreign currency derivatives are recorded within other income, net, on our consolidated statements of income.

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2011 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	British Pound (GBP)	Swiss Franc (CHF)	Swedish Kroner (SEK)	Canadian Dollar (CAD)	Singapore Dollar (SGD)
AUD Functional Currency Entities:
Assets	$0	$93,790	$79,022	$0	$1,502	$1,199	$0	$0

Liability	0	(102,197)	(60,852)	(789)	(3,742)	(50)	0	(1,413)

Net Total	0	(8,406)	18,170	(789)	(2,240)	1,149	0	(1,413)
USD Functional Currency Entities:
Assets	0	0	0	0	0	0	9,568	0

Liability	0	0	0	0	0	0	0	0

Net Total	0	0	0	0	0	0	9,568	0
EURO Functional Currency Entities:
Assets	0	0	0	0	0	0	0	0

Liability	0	(76)	0	(1,362)	(376)	(89)	0	0

Net Total	0	(76)	0	(1,362)	(376)	(89)	0	0
MYR Functional Currency Entities:
Assets	79	77	14	36	0	0	0	20

Liability	0	(1,492)	0	0	0	0	0	0

Net Total	79	(1,415)	14	36	0	0	0	20
SGD Functional Currency Entities:
Assets	3,799	28,493	13,893	423	1,897	650	0	0

Liability	(1,698)	(18,866)	(19,118)	(28)	0	0	0	0

Net Total	2,101	9,627	(5,225)	395	1,897	650	0	0
INR Functional Currency Entities:
Assets	0	1	0	0	0	0	0	0

Liability	0	(1,620)	(442)	0	0	0	0	0

Net Total	0	(1,619)	(442)	0	0	0	0	0

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at June 30, 2011. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)				Fair Value Assets / (Liabilities)
	FY 2012	FY 2013	Total	Jun 30, 2011	Jun 30, 2010
Foreign Exchange Call Options
Receive AUD/Pay USD
Option amount	$80,000	$45,000	$125,000	$9,551	$3,855
Ave. contractual exchange rate	AUD 1 = USD 0.9431	AUD 1 = USD 0.9731	AUD 1 = USD 0.9537
Receive AUD/Pay Euro
Option amount	$80,475	$104,400	$184,875	$5,323	$6,907
Ave. contractual exchange rate	AUD 1 = Euro 0.7134	AUD 1 = Euro 0.7463	AUD 1 = Euro 0.7316

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2011, we maintained cash and cash equivalents of $735.3 million containing financial instruments. These financial instruments are principally comprised of bank term deposits and at call accounts and are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2011, we had total long-term debt, including the current portion of those obligations, of $100.2 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2011, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”

a)	Index to Consolidated Financial Statements

b)	Supplementary Data

Quarterly Financial Information (unaudited) – The quarterly results for the years ended June 30, 2011 and 2010 are summarized below (in thousands, except per share amounts):

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$282,011	$305,986	$313,258	$341,893	$1,243,148
Gross profit	173,953	185,999	182,502	198,872	741,326
Net income	56,708	58,456	53,350	58,472	226,986

Basic earnings per share	$0.37	$0.38	$0.35	$0.38	$1.49
Diluted earnings per share	$0.36	$0.37	$0.34	$0.37	$1.44

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$246,992	$275,134	$278,659	$291,572	$1,092,357
Gross profit	150,178	164,205	166,583	174,517	655,483
Net income	42,102	45,983	48,834	53,166	190,085

Basic earnings per share	$0.28	$0.31	$0.33	$0.35	$1.26
Diluted earnings per share	$0.27	$0.30	$0.32	$0.34	$1.23

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2011.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the internal control over financial reporting of ResMed Inc. as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of ResMed Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the internal control over financial reporting of ResMed Inc. based on our audit.

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

In our opinion, ResMed Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commision (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2011, and the related financial statement schedule, and our report dated August 16, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP
San Diego, California
August 16, 2011

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 17, 2011, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2011.

We have filed as exhibits to this annual report on Form 10-K for the year ended June 30, 2011, the certifications of its chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

On December 13, 2010, we submitted to the New York Stock Exchange the annual CEO certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 17, 2011, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2011.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 17, 2011, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2011.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 17, 2011, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2011.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 17, 2011, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2011.

PART IV

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedule – Our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of Registrant, as amended (7)

3.2	Third Restated By-laws of Registrant (4)

3.3	Fourth Amended and Restated Bylaws of ResMed Inc. (9)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.2	Rights agreement dated as of April 23, 1997 (2)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended (1)

10.2*	ResMed Inc. 2006 Incentive Award Plan (8)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan (5)

10.4*	2006 Grant agreement for Board of Directors (5)

10.5*	2006 Grant agreement for Executive Officers (7)

10.6*	2006 Grant agreement for Australian Executive Officers (7)

10.7*	Form of Executive Agreement (6)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008 (10)

10.9	Departure of Directors or Certain Officers dated December 12, 2008 (11)

10.10	Approval of new share repurchase program dated May 29, 2009 (12)

10.11	Form of Indemnification Agreements for our directors and officers (13)

10.12	Form of Access Agreement for directors (13)

10.13*	Updated Form of Executive Agreement (3)

10.14	ResMed Inc. 2009 Incentive Award Plan. (14)

10.15	ResMed Inc. 2009 Employee Stock Purchase Plan. (14)

10.16	Form of Restricted Stock Award Agreement. (14)

10.17	ResMed Inc. Deferred Compensation Plan. (15)

10.18	Credit Agreement, dated February 10, 2011, by and between ResMed Inc. and the lenders, including Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. (16)

10.19	Pledge and Security Agreement, dated as of February 10, 2011, by and between ResMed Inc., as Pledgor, and Union Bank, N.A., as Administrative Agent. (16)

10.20	Unconditional Guaranty entered into as of February 10, 2011, by each of ResMed Corp., ResMed Assembly US Inc. and ResMed Motor Technologies Inc., in favor of Union Bank, N.A., as Administrative Agent. (16)

21.1	Subsidiaries of the Registrant (17)

23.1	Consent of Independent Registered Public Accounting Firm (17)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (17)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (17)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

101

The following materials from ResMed Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated and Statements of Cash Flows and (v) related notes.

* Management contract or compensatory plan or arrangement

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.

(2) Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed on April 25, 1997.

(3) Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2009.

(4) Incorporated by reference to the Registrant’s Report on Form 8-K dated February 23, 2007.

(5) Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.

(6) Incorporated by reference to the Registrant’s Report on Form 8-K dated July 9, 2007.

(7) Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007

(8) Incorporated by reference to the Registrant’s Report on Form 8-K dated November 9, 2006.

(9) Incorporated by reference to the Registrants’ Report on Form 8-K filed on December 14, 2007

(10) Incorporated by reference to the Registrant’s Definitive Proxy Statement filed October 15, 2008.

(11) Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 15, 2008.

(12) Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 4, 2009.

(13) Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.

(14) Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 23, 2009.

(15) Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 25, 2010.

(16) Incorporated by reference to the Registrant’s Report on Form 8-K filed on February 14, 2011.

(17) Filed with this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 16, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

August 16, 2011

- F1 -

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2011 and 2010

(In thousands, except share and per share data)

	June 30, 2011	June 30, 2010

Assets
Current assets:
Cash and cash equivalents	$735,267	$488,776
Accounts receivable, net of allowance for doubtful accounts of $11,476 and $7,826 at June 30, 2011 and 2010, respectively	274,352	226,911
Inventories (note 4)	200,777	185,642
Deferred income taxes (note 13)	13,875	14,112
Income taxes receivable	9,294	5,317
Prepaid expenses and other current assets	58,887	64,583

Total current assets	1,292,452	985,341
Non-current assets:

Property, plant and equipment, net (note 6)	462,107	387,148
Goodwill (note 7)	235,487	198,625
Other intangibles, net (note 8)	47,911	30,925
Deferred income taxes (note 13)	18,922	19,042
Other assets	12,043	5,316

Total non-current assets	776,470	641,056

Total assets	$2,068,922	$1,626,397

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,194	$57,535
Accrued expenses (note 9)	103,787	80,883
Deferred revenue	45,125	29,507
Income taxes payable	3,931	22,656
Deferred income taxes (note 13)	640	402
Current portion of long-term debt (note 10)	163	121,689

Total current liabilities	208,840	312,672
Non-current liabilities:
Deferred income taxes (note 13)	8,051	10,793
Deferred revenue	17,237	12,755
Long-term debt (note 10)	100,000	0
Income taxes payable	4,057	2,641

Total non-current liabilities	129,345	26,189

Total liabilities	338,185	338,861

Commitments and contingencies (notes 16 and 17)
Stockholders’ equity: (note 11)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	0	0
Common stock, $0.004 par value, 350,000,000 shares authorized; 165,783,516 issued and 151,668,786 outstanding at June 30, 2011 and 160,567,176 issued and 151,345,408 outstanding at June 30, 2010	607	605
Additional paid-in capital	798,461	660,185
Retained earnings	1,111,862	884,876
Treasury stock, at cost, 14,114,730 shares at June 30, 2011, and 9,221,768 shares at June 30, 2010	(504,625)	(344,505)
Accumulated other comprehensive income (note 5)	324,432	86,375

Total stockholders’ equity	1,730,737	1,287,536

Total liabilities and stockholders’ equity	$2,068,922	$1,626,397

See accompanying notes to consolidated financial statements.

- F2 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2011, 2010 and 2009

(In thousands, except per share data)

	June 30, 2011	June 30, 2010	June 30, 2009
Net revenues	$1,243,148	$1,092,357	$920,735
Cost of sales	501,822	436,874	366,933

Gross profit	741,326	655,483	553,802

Operating expenses:
Selling, general and administrative	371,249	328,858	289,875
Research and development	92,007	75,202	63,056
Donations to research foundations	1,000	3,000	3,500
Amortization of acquired intangible assets	10,146	8,041	7,060

Total operating expenses	474,402	415,101	363,491

Income from operations	266,924	240,382	190,311

Other income:
Interest income, net	26,043	14,029	10,205
Other, net (note 12)	10,740	6,178	1,168

Total other income, net	36,783	20,207	11,373

Income before income taxes	303,707	260,589	201,684
Income taxes (note 13)	76,721	70,504	55,236

Net income	$226,986	$190,085	$146,448

Basic earnings per share	$1.49	$1.26	$0.97
Diluted earnings per share (note 2-j)	$1.44	$1.23	$0.95
Basic weighted average shares outstanding	152,471	150,908	151,258
Diluted weighted average shares outstanding	157,195	155,098	154,226

See accompanying notes to consolidated financial statements.

- F3 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended June 30, 2011, 2010 and 2009

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	Shares	Amount		Shares	Amount
Balance, June 30, 2008	152,481	$590	$468,060	(4,876)	($142,987)	$548,343	$207,769	$1,081,775
Common stock issued on exercise of options (note 11)	1,848	7	20,286					20,293
Common stock issued on employee stock purchase plan (note 11)	356	1	4,733					4,734
Treasury stock purchases		(6)		(1,826)	(65,672)			(65,678)
Tax benefit from exercise of options			4,051					4,051
Stock-based compensation costs			25,561					25,561
Comprehensive income:
Net income						146,448		146,448	146,448
Other comprehensive income:
Foreign currency translation adjustments							(101,631)	(101,631)	(101,631)
Unrealized gain/(loss) on investment securities							(361)	(361)	(361)

Comprehensive income									$44,456

Balance, June 30, 2009	154,685	$592	$522,691	(6,702)	($208,659)	$694,791	$105,777	$1,115,192
Common stock issued on exercise of options (note 11)	5,558	22	88,571					88,593
Common stock issued on employee stock purchase plan (note 11)	324	1	6,113					6,114
Treasury stock purchases		(10)		(2,520)	(135,846)			(135,856)
Tax benefit from exercise of options			13,186					13,186
Stock-based compensation costs			29,624					29,624
Comprehensive income:
Net income						190,085		190,085	190,085
Other comprehensive income:
Foreign currency translation adjustments							(20,148)	(20,148)	(20,148)
Unrealized gain/(loss) on investment securities							746	746	746

Comprehensive income									$170,683

Balance, June 30, 2010	160,567	$605	$660,185	(9,222)	($344,505)	$884,876	$86,375	$1,287,536
Common stock issued on exercise of options (note 11)	4,723	19	87,029					87,048
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	189	1	(2,269)					(2,268)
Common stock issued on employee stock purchase plan (note 11)	305	1	8,236					8,237
Treasury stock purchases		(19)		(4,893)	(160,120)			(160,139)
Tax benefit from exercise of options			14,547					14,547
Stock-based compensation costs			30,733					30,733
Comprehensive income:
Net income						226,986		226,986	226,986
Other comprehensive income:
Foreign currency translation adjustments							238,057	238,057	238,057

Comprehensive income									$465,043

Balance, June 30, 2011	165,784	$607	$798,461	(14,115)	($504,625)	$1,111,862	$324,432	$1,730,737

See accompanying notes to consolidated financial statements.

- F4 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2011, 2010 and 2009

(In thousands)

	June 30, 2011	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net income	$226,986	$190,085	$146,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,616	61,563	53,963
Provision for warranties	4,449	3,197	2,219
Deferred income taxes	3,356	3,323	(26,658)
Foreign currency revaluation	(17,261)	(7,287)	16,829
Stock-based compensation costs	30,809	29,734	25,515
Tax benefit from stock options exercised	(14,510)	(13,169)	(3,870)
Impairment of long lived asset	2,257	0	0
Write-down of cost-method investments	0	250	1,306

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(30,799)	(24,742)	(32,897)
Inventories	11,394	(32,272)	(16,141)
Prepaid expenses and other current assets	8,678	(16,012)	20,916
Accounts payable, accrued expenses, income taxes and other liabilities	(12,785)	(6,457)	51,247

Net cash provided by operating activities	283,190	188,213	238,877

Cash flows from investing activities:
Purchases of property, plant and equipment	(66,609)	(56,855)	(109,692)
Proceeds from disposal of property, plant and equipment	0	0	1,763
Capitalized interest	0	0	(1,610)
Proceeds from sale of maturing investment securities	3,950	1,050	0
Patent registration costs	(6,431)	(4,786)	(4,528)
Proceeds from disposal of business assets and contracts	0	454	3,005
Business acquisitions, net of cash acquired	(22,450)	(10,660)	(2,394)
Purchases of cost-method investments	(2,426)	0	(2,267)
Purchases of foreign currency contracts	(1,956)	(1,725)	(2,439)
Proceeds from exercise of foreign currency contracts	19,411	14,211	8,863

Net cash used in investing activities	(76,511)	(58,311)	(109,299)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	94,650	95,222	24,892
Repayment of borrowings	(123,591)	(38,438)	(38,435)
Proceeds from borrowings, net of borrowing costs	98,430	0	80,137
Tax benefit from stock option exercises	14,510	13,169	3,870
Purchases of treasury stock	(163,342)	(131,082)	(68,593)

Net cash (used in) provided by financing activities	(79,343)	(61,129)	1,871

Effect of exchange rate changes on cash	119,155	4,353	(36,877)

Net increase in cash and cash equivalents	246,491	73,126	94,572
Cash and cash equivalents at beginning of the year	488,776	415,650	321,078

Cash and cash equivalents at end of the year	$735,267	$488,776	$415,650

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$85,104	$96,674	$16,926
Interest paid, net of capitalized interest	1,758	2,667	5,967

Fair value of assets acquired in acquisitions, excluding cash	$18,442	$7,937	$698
Liabilities assumed	(450)	(3,909)	(227)
Goodwill on acquisition	5,758	8,715	1,923
Fair value of contingent consideration	(800)	(2,083)	0

Total purchase price	22,950	10,660	2,394
Less: Deposit paid in previous period	(500)	0	0

Cash paid for acquisition	$22,450	$10,660	$2,394

See accompanying notes to consolidated financial statements.

- F5 -

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from management’s estimates.

(b)	Revenue Recognition

We generally record revenue on product sales at the time of shipment, when title transfers to the customer. We do not record revenue on product sales which require customer acceptance until we receive acceptance. We record royalty revenue from license agreements when earned. We initially defer service revenue received in advance from service contracts and recognize that deferred revenue ratably over the life of the service contract. We initially defer revenue we receive in advance from rental unit contracts and recognize that deferred revenue ratably over the life of the rental contract. Otherwise, we recognize revenue from rental unit contracts ratably over the life of the rental contract. We initially defer revenue from sale of marketing and distribution rights and recognize that deferred revenue ratably over the life of the contract. We include in revenue freight charges we bill to customers. We charge all freight-related expenses to cost of sales. Taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, are reported on a net basis (excluded from revenue).

We do not recognize revenues to the extent that we offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims, nor do we recognize revenues if we offer variable sale prices for subsequent events or activities. However, as part of our sales processes we may provide upfront discounts for large orders, one time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. We record the costs of all such programs as an adjustment to revenue. Our products are predominantly therapy-based equipment and require no installation. Therefore, we have no significant installation obligations.

(c)	Cash and Cash Equivalents

Cash equivalents include certificates of deposit and other highly liquid investments and we state them at cost, which approximates market. We consider investments with original maturities of 90 days or less to be cash equivalents for purposes of the consolidated statements of cash flows.

- F6 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

(d)	Inventories

We state inventories at the lower of cost (determined principally by the first-in, first-out method) or net realizable value. We include material, labor and manufacturing overhead costs in finished goods and work-in-process inventories. We review and provide for any product obsolescence in our manufacturing and distribution operations by assessing throughout the year individual products and components (based on estimated future usage and sales).

(e)	Property, Plant and Equipment

We record property, plant and equipment, including rental equipment. We compute depreciation expense using the straight-line method over the estimated useful lives of the assets. Useful lives are generally two to ten years except for buildings which are depreciated over an estimated useful life of 40 years and leasehold improvements, which we amortize over the lease term. We charge maintenance and repairs to expense as we incur them.

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. We cease to capitalize interest when a facility is completely constructed and available for use. During the years ended June 30, 2011, 2010 and 2009, we capitalized $Nil, $Nil and $1.6 million, respectively, of interest relating to such construction costs.

(f)	Intangible Assets

We capitalize the registration costs for new patents and amortize the costs over the estimated useful life of the patent, which is generally five years. If a patent is superseded or product that is retired, any unamortized costs are written off immediately.

We amortize other intangible assets on a straight-line basis over their estimated useful lives, which range from three to nine years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. We amortize all of our intangible assets. We have not identified any impairment of intangible assets during any of the periods presented.

(g)	Goodwill

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2011. In conducting our review of goodwill impairment, we identified 10 reporting units, being components of our operating segment, as each of the entities acquired and giving rise to the goodwill. The fair value for each reporting unit was determined based on estimated discounted cash flows. Our goodwill impairment review involved a two-step process as follows:

Step 1	Compare the fair value for each reporting unit to its carrying value, including goodwill. For each reporting unit where the carrying value, including goodwill, exceeds the reporting unit’s fair value, move on to step 2. If a reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

- F7 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

Step 2	Allocate the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the goodwill. Then, compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The results of Step 1 of our annual review indicated that no impaired goodwill exists as the fair value for each reporting unit significantly exceeded its carrying value.

(h)	Foreign Currency

The consolidated financial statements of our non-U.S. subsidiaries, whose functional currencies are other than U.S. dollars, are translated into U.S. dollars for financial reporting purposes. We translate assets and liabilities of non–U.S. subsidiaries whose functional currencies are other than the U.S. dollar at period end exchange rates, but translate revenue and expense transactions at average exchange rates for the period. We recognize cumulative translation adjustments as part of comprehensive income, as detailed in Note 5, and included those adjustments in accumulated other comprehensive income in the consolidated balance sheets until such time the relevant subsidiary is sold or substantially or completely liquidated. We reflect gains and losses on transactions denominated in other than the functional currency of an entity in our results of operations.

(i)	Research and Development

We record all research and development expenses in the period we incur them.

(j)	Earnings per Share

We compute basic earnings per share by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and restricted stock units.

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 651,000, 498,000 and 7,502,000 for the years ended June 30, 2011, 2010 and 2009, respectively, as the effect would have been anti-dilutive.

- F8 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

Basic and diluted earnings per share for the years ended June 30, 2011, 2010 and 2009 are calculated as follows (in thousands except per share data):

	2011	2010	2009
Numerator:
Net income	$226,986	$190,085	$146,448
Denominator:
Basic weighted-average common shares outstanding	152,471	150,908	151,258

Effect of dilutive securities:
Stock options and restricted stock units	4,724	4,190	2,968
Diluted weighted average shares	157,195	155,098	154,226
Basic earnings per share	$1.49	$1.26	$0.97
Diluted earnings per share	$1.44	$1.23	$0.95

(k)	Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The carrying value of long-term debt approximates its fair value as the principal amounts outstanding are subject to variable interest rates that are based on market rates which are regularly reset. Foreign currency option contracts are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes.

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

We have determined our hedge program to be a non-effective hedge as defined. We record the foreign currency derivatives portfolio at fair value and include it in other assets in our consolidated balance sheets. We do not offset the fair value amounts recognized for foreign currency derivatives. We classify purchases of foreign currency derivatives and proceeds received from the exercise of foreign currency derivatives as an investing activity within our consolidated statements of cash flows.

We record all movements in the fair value of the foreign currency derivatives within other income, net in our consolidated statements of income.

- F9 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

(m)	Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using the enacted tax rates we expect to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(n)	Investment Securities

Management determines the appropriate classification of our investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. We classify as available-for-sale debt securities for which we do not intend - or are not able - to hold to maturity. We carry securities available-for-sale at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income.

At June 30, 2011 there were no investment securities. At June 30 2010, we classified the investment securities on the accompanying consolidated balance sheets within prepaid expenses and other current assets.

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. We include the liability for warranty costs in accrued expenses in our consolidated balance sheets.

Changes in the liability for product warranty for the years ended June 30, 2011 and 2010 are as follows (in thousands):

	2011	2010

Balance at the beginning of the year	$11,507	$8,295
Warranty accruals for the year	18,159	14,908
Warranty costs incurred for the year	(13,710)	(11,691)
Foreign currency translation adjustments	3,076	(5)
Balance at the end of the year	$19,032	$11,507

(p)	Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, we recognize as the impairment the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

- F10 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

During the year ended June 30, 2011, 2010 and 2009, we recognized an impairment charge of $2.3 million, $Nil and $Nil, respectively, relating to impaired long-lived assets that were no longer in use. The impairment in the long-lived asset was recorded in cost of sales in our consolidated statements of income.

(q)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at June 30, 2011 and June 30, 2010 was $4.3 million and $1.7 million, respectively. We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. In fiscal 2011 and 2010, we recognized $Nil and $0.3 million, respectively, of impairment losses related to our cost-method investments, which include investments in privately held service companies, and research companies. The expense associated with this impairment has been included in other income, net within our consolidated statements of income. We based these impairment losses on our determination that the declines in the fair value of these investments were other-than temporary. We have determined, after the impairment charge, that the fair value of our remaining investments exceed their carrying values.

(r)	Stock-based Employee Compensation

We have granted stock options and restricted stock units to personnel, including officers and directors, under the ResMed Inc. 2009 Incentive Award Plan (the “2009 Plan”), the 2006 Incentive Award Plan, as amended (the “2006 Plan”) and the Amended and Restated ResMed Inc. 2006 Incentive Award Plan (the “2006 Amended Plan”). These options and restricted stock units expire seven years after the grant date and vest over one or four years. We granted the options with the exercise prices equal to the market value as determined at the date of grant. We have also offered to our personnel, including officers, the right to purchase shares of our common stock at a discount under the ResMed Inc. 2009 Employee Stock Purchase Plan (the “ESPP”).

We measure the compensation expense of all stock-based awards at fair value on the grant date. We estimate the fair value of stock options and purchase rights granted under the ESPP using a Black-Scholes valuation model. The fair value of restricted stock units is equal to the market value of the underlying shares as determined at the grant date. We recognize the fair value as compensation expense using the straight-line method over the service period for awards expected to vest.

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP assuming no dividends and using the following assumptions:

	Years ended June 30
	2011	2010	2009
Stock Options:
Weighted average grant date fair value	$10.30	$8.03	$5,29
Weighted average risk-free interest rate	1.3%	2.2%	1.9%
Expected option life in years	5.3	5.0	4.6
Expected volatility	31-32%	32-40%	27-38%
ESPP Purchase rights:
Weighted average risk-free interest rate	0.9%	0.2%	1.3%
Expected option life	6 months	6 months	6 months
Expected volatility	24-29%	23-55%	33-55%

- F11 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

The risk-free interest rate assumption we use is based upon U.S. Treasury yield curve at the time of grant appropriate for the expected life of the awards. Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from tradeable options of our stock corresponding to the expected term of the options. We use a combination of the historic and implied volatilities as the addition of the implied volatility is more representative of our future stock price trends. While there is a tradeable market of options on our common stock less emphasis is placed on the implied volatility of these options due to the relative low volumes of these traded options and the difference in the terms compared to our employee options. In order to determine the estimated period of time that we expect employees to hold their stock options, we use historical rates by employee groups.

(s)	Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering a customer’s financial condition, credit history and current economic conditions. We are also contingently liable, within certain limits, in the event of a customer default, to several independent leasing companies in connection with customer leasing programs. We monitor the collection status of these installment receivables and provides for estimated losses separately under accrued expenses within our consolidated balance sheets based upon our historical collection experience with such receivables and a current assessment of our credit exposure.

(t)	Reclassifications

An amount of $26.1 million relating to prepaid taxes on intercompany profit in inventories was reclassified within our consolidated balance sheet at June 30, 2010, from deferred income taxes to prepaid expenses and other current assets. There was no impact on working capital, total current assets or total assets, as a result of this reclassification.

(3)	New Accounting Pronouncements

In September 2009, the FASB amended the authoritative guidance on revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. This new guidance permits prospective or retrospective adoption. We have adopted the guidance and its impact was not material to our consolidated financial statements and financial disclosures.

In January 2010, the FASB issued authoritative guidance that requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance related to the Level 3 reconciliation will be effective for us beginning July 1, 2011. We have adopted the remaining guidance and its impact was not material to our consolidated financial statements and financial disclosures.

In May 2011, the FASB issued authoritative guidance that increases the prominence of other comprehensive income in financial statements. This new guidance provides an entity with the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. It eliminates the option to present other comprehensive income in the statement of changes in equity. The guidance will be effective for us beginning July 1, 2012 and will need to be applied retrospectively.

- F12 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Inventories

Inventories were comprised of the following as of June 30, 2011 and 2010 (in thousands):

	2011	2010
Raw materials	$73,836	$63,120
Work in progress	4,147	2,427
Finished goods	122,794	120,095
	$200,777	$185,642

(5)	Comprehensive Income

Components of accumulated other comprehensive income were as follows (in thousands):

	2011	2010
Foreign currency translation gains/(losses)	$324,432	$86,375
Accumulated other comprehensive income	$324,432	$86,375

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(6)	Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following as of June 30, 2011 and 2010 (in thousands):

	2011	2010
Machinery and equipment	$149,730	$106,279
Computer equipment	89,263	99,069
Furniture and fixtures	48,545	33,873
Vehicles	3,073	2,702
Clinical, demonstration and rental equipment	96,808	66,394
Leasehold improvements	25,528	18,735
Land	67,584	57,785
Buildings	282,159	240,475
	762,690	625,312
Accumulated depreciation and amortization	(300,583)	(238,164)
Property, Plant and Equipment, net	$462,107	$387,148

- F13 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Goodwill

Changes in the carrying amount of goodwill for the year ended June 30, 2011, were as follows:

(In thousands)	2011
Balance at July 1, 2010	$198,625
Foreign currency translation adjustments	31,104
Business acquisition	5,758
Balance at June 30, 2011	$235,487

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

As at June 30, 2011 we have not recorded any accumulated goodwill impairments.

(8)	Other Intangibles, net

Other intangibles, net is comprised of the following as of June 30, 2011 and June 30, 2010:

(In thousands)	June 30, 2011	June 30, 2010
Developed/core product technology	$59,293	$35,167
Accumulated amortization	(34,480)	(22,413)
Developed/core product technology, net of accumulated amortization	24,813	12,754
Trade names	2,577	2,159
Accumulated amortization	(2,090)	(1,547)
Trade names, net of accumulated amortization	487	612
Non Compete Agreements	1,928	0
Accumulated amortization	(333)	0
Non Compete Agreements, net of accumulated amortization	1,595	0
Customer relationships	16,688	13,854
Accumulated amortization	(11,990)	(8,316)
Customer relationships, net of accumulated amortization	4,698	5,538
Patents	54,300	37,146
Accumulated amortization	(37,982)	(25,125)
Patents, net of accumulated amortization	16,318	12,021
Patents and other intangibles, net of accumulated amortization	$47,911	$30,925

- F14 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Other Intangibles, Continued

Intangible assets consist of patents, customer relationships, trade names, non-compete agreements and developed/core product technology and we amortize them over the estimated useful life of the assets, generally between three and nine years. There are no expected residual values related to these intangible assets.

Amortization expense related to identifiable intangible assets, including patents, for the year ended June 30, 2011 was $15.8 million. Estimated annual amortization expense for the years ending June 30, 2012 through June 30, 2016, is shown below (in thousands):

Fiscal Year	Amortization expense
2012	$16,157
2013	9,780
2014	8,148
2015	5,746
2016	4,036

(9)	Accrued Expenses

Accrued expenses at June 30, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Product warranties	$19,032	$11,507
Consulting and professional fees	5,307	8,115
Value added taxes and other taxes due	9,177	8,013
Employee related costs	53,601	42,675
Marketing and promotional programs	2,191	1,065
Customer rebates	6,526	2,276
Office rent	1,158	1,347
Other	6,795	5,885
	$103,787	$80,883

(10)	Long-term Debt

Long-term debt at June 30, 2011 and 2010 consists of the following (in thousands):

	2011	2010
Current long-term debt	$163	$121,689
Non-current long-term debt	100,000	0
Total long-term debt	$100,163	$121,689

Credit Facility

During the year ended June 30, 2011, we entered into a credit agreement with lenders, including Union Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, HSBC Bank USA, National

- F15 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Long-term Debt, Continued

Association, as Syndication Agent and Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. The credit agreement provides a $300 million three-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $100 million. The credit facility also includes a $10 million sublimit for letters of credit. The credit facility terminates on February 10, 2014, at which time all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to, at our option, either (i) LIBOR plus 1.5% to 2.0% (depending on the applicable leverage ratio) or (ii) a base rate, as defined in the Credit Agreement, plus 0.5% to 1.0% (depending on the applicable leverage ratio). Commitment fees of 0.25% to 0.375% (depending on the applicable leverage ratio) apply on the unused portion of the credit facility. When we executed the credit agreement, we used a portion of the credit facility’s initial funding proceeds to repay the outstanding balance under our previously existing revolving credit facility with Union Bank, N.A., which was then terminated.

Our obligations under the credit agreement are secured by (a) the corporate stock we hold in our subsidiaries ResMed Corp., ResMed Motor Technologies Inc. (“ResMed Motor”) and ResMed Assembly US Inc., (“ResMed US”), and (b) up to 65% of the ownership interests we hold in our subsidiary ResMed EAP Holdings LLC (“ResMed EAP”). Our obligations under the credit agreement are also guaranteed by our subsidiaries ResMed Corp, ResMed US and ResMed Motor. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of Funded Debt to EBITDA (each as defined in the Credit Agreement), an interest coverage ratio and a maximum amount of annual capital expenditures. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs. Events of default include failure to make payments when due, a default in the performance of any covenants in the credit agreement or related documents or certain changes of control of us or our subsidiaries ResMed Corp., ResMed US, ResMed Motor, ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP.

At June 30, 2011 we were in compliance with our debt covenants. At June 30, 2011, there was $100.0 million outstanding under the Credit Agreement.

Prepayment Facility

During the year ended June 30, 2010, ResMed EPN Limited, our wholly-owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At June 30, 2011, there were no amounts outstanding under this facility.

Overdraft Facility

During the year ended June 30, 2011, ResMed UK Limited, our wholly-owned UK subsidiary, obtained access to an overdraft facility with HSBC Bank plc that provides for an overdaft facility up to a total commitment of 3 million Euros. HSBC may at any time withdraw the overdraft facility and/or demand repayment of all sums owing to it. Subject to this, the overdraft facility is due for review by December 31, 2011. At June 30, 2011, there were no amounts outstanding under this facility.

- F16 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Stockholders’ Equity

Common Stock.    On May 27, 2009, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 10.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program canceled and replaced our previous share repurchase program previously authorized on June 6, 2002 for 8.0 million shares. The new program authorizes us to purchase shares in addition to the shares we repurchased under our previous program. There is no expiration date for this program. All share repurchases after May 29, 2009 have been executed in accordance with this program.

During fiscal years 2011 and 2010, we repurchased 4,892,962 and 2,519,843 shares at a cost of $160.1 million and $135.8 million, respectively. At June 30, 2011, we have repurchased a total of 14.1 million shares at a cost of $504.6 million, of which 6.6 million shares were repurchased pursuant to the repurchase program approved on June 6, 2002 and 7.5 million were repurchased pursuant to the new repurchase program approved on May 27, 2009. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2011, there is a remaining 9.7 million shares that can be repurchased under the approved share repurchase program.

Stock Split.    On August 5, 2010, our board of directors declared a two-for-one split of our common stock to be payable in the form of a 100% stock dividend. On August 30, 2010, shareholders received one additional share of common stock for every share held on August 17, 2010. All share and per share information has been adjusted to reflect the stock split.

Preferred Stock.    In April 1997, our board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2011.

Employee Stock Purchase Plan (the “ESPP”).    The ESPP was approved at the annual meeting of our stockholders on November 18, 2009, as an amendment to the previously approved employee stock purchase plan. Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. As part of the approval of the ESPP at the annual meeting of the stockholders of ResMed Inc. on November 18, 2009, the number of shares of our common stock available for grant under the ESPP increased by 600,000, from 500,000 to 1,100,000. In connection with the August 2010 stock split, our board of directors approved a doubling of the number of shares remaining available for future issuance under the ESPP, as at the date of stock split, from 540,000 to 1,080,000. At June 30, 2011, the number of shares remaining available for future issuance under the ESPP is 775,000.

During fiscal years 2011 and 2010, we issued 305,000 and 324,000 shares to our employees in two offerings and we recognized $2.4 million and $1.9 million, respectively, of stock compensation expense associated with the ESPP.

Stock Options and Restricted Stock Units.    We have granted stock options and restricted stock units to personnel, including officers and directors, under our 2009 Plan. These options and restricted stock units have expiration dates of seven years after the grant date and vest over one or four years. We granted the options with an exercise prices equal to the market value as determined at the date of grant.

- F17 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Stockholders’ Equity, Continued

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 22,921,650. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2011 is 5,286,658. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) two shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3,000,000 shares of our common stock (except in a participant’s initial year of hiring up to 4,500,000 shares of our common stock may be granted).

At June 30, 2011, there was $60.2 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. We expect to recognize these costs over a weighted average period of 2.8 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at June 30, 2011 was $195.9 million and $97.7 million, respectively. The aggregate intrinsic value of the options exercised during the years ended June 30, 2011, 2010 and 2009 was $66.4 million, $65.3 million and $17.8 million, respectively. The following table summarizes option activity during the year ended June 30, 2011:

	2011	Weighted Average Exercise Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of year	16,835,936	$18.35	4.44
Granted	1,032,800	33.62
Exercised	(4,722,554)	18.43
Forfeited	(915,498)	23.33
Outstanding at end of year	12,230,684	$19.24	4.63
Exercise price range of granted options	$29.81-$33.70
Options exercisable at end of year	7,473,770	$17.88

The following table summarizes the activity of restricted stock units during the year ended June 30, 2011:

	2011	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of year	1,072,740	$25.90	1.97
Granted	992,479	33.59
Exercised*	(257,252)	25.89
Forfeited	(172,281)	29.82
Outstanding at end of year	1,635,686	$30.16	1.73

* Includes 68,127 shares netted for tax

- F18 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Stockholders’ Equity, Continued

The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the year ended June 30, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Cost of sales - capitalized as part of inventory	$1,496	$1,354	$996
Selling, general and administrative expenses	26,163	25,682	21,704
Research and development expenses	3,150	2,698	2,815
Stock-based compensation costs	30,809	29,734	25,515
Tax benefit	(9,474)	(8,985)	(7,016)
Stock-based compensation costs, net of tax benefit	$21,335	$20,749	$18,499

(12)	Other, net

Other, net, in the consolidated statements of income is comprised of the following for the years ended June 30, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Gain on foreign currency transactions and hedging	$10,619	$6,981	$2,388
Impairment of cost method investments	0	(250)	(1,306)
Gain/(loss) on sale of business assets and contracts	0	0	(176)
Other	121	(553)	262
	$10,740	$6,178	$1,168

(13)	Income Taxes

Income before income taxes for the years ended June 30, 2011, 2010 and 2009, was taxed under the following jurisdictions (in thousands):

	2011	2010	2009
U.S.	$(1,419)	$(17,043)	$(13,755)
Non-U.S.	305,126	277,632	215,439
	$303,707	$260,589	$201,684

- F19 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Income Taxes, Continued

The provision for income taxes is presented below (in thousands):

	2011	2010	2009
Current: Federal	$10,461	$8,348	$4,129
State	1,435	1,561	1,386
Non-U.S.	61,469	57,272	76,379
	73,365	67,181	81,894
Deferred: Federal	217	2,053	(10,277)
State	(226)	(176)	(765)
Non-U.S.	3,365	1,446	(15,616)
	3,356	3,323	(26,658)
Provision for income taxes	$76,721	$70,504	$55,236

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2011	2010	2009
Taxes computed at statutory U.S. rate	$106,297	$91,206	$70,590
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	1,060	886	346
Non-deductible expenses	1,113	594	748
Research and development credit	(7,463)	(6,942)	(4,916)
Tax effect of dividends	40,038	35,795	55,575
Change in valuation allowance	(2,748)	733	(9,435)
Effect of non-U.S. tax rates	(38,269)	(27,975)	(17,559)
Foreign tax credits	(25,738)	(24,816)	(43,271)
Stock-based compensation expense	2,027	2,080	2,488
Other	404	(1,057)	670
	$76,721	$70,504	$55,236

- F20 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Income Taxes, Continued

We classify deferred tax assets and liabilities as current or non-current according to the related asset or liability’s classification. The June 30, 2010 balance of $25,240 in intercompany profit in inventories was reclassified to other current assets and is no longer classified in the deferred tax assets. The components of our deferred tax assets and liabilities at June 30, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Employee liabilities	$8,012	$5,472
Inventories	4,837	5,913
Provision for warranties	4,701	3,379
Provision for doubtful debts	3,239	1,880
Net operating loss carryforwards	3,704	2,577
Foreign tax credits	0	3,055
Patent costs	0	922
Capital loss carryover	360	349
Stock-based compensation expense	17,938	18,671
Other	739	754
	43,530	42,972
Less valuation allowance	(2,066)	(5,159)
Deferred tax assets	41,464	37,813
Deferred tax liabilities:
Unrealized foreign exchange gains	(6,036)	(3,642)
Property, plant and equipment	(1,148)	(1,747)
Goodwill and other intangibles	(10,174)	(10,465)
Deferred tax liabilities	(17,358)	(15,854)
Net deferred tax asset	$24,106	$21,959

We reported the net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2011 and 2010 as follows (in thousands):

	2011	2010
Current deferred tax asset	$13,875	$14,112
Non-current deferred tax asset	18,922	19,042
Current deferred tax liability	(640)	(402)
Non-current deferred tax liability	(8,051)	(10,793)
Net deferred tax asset	$24,106	$21,959

- F21 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Income Taxes, Continued

At June 30, 2011, we had $10,941,000 of U.S. state net operating loss carryforwards and $12,929,000 of non-U.S. net operating loss carryforwards, which expire in various years through 2023 or carry forward indefinitely.

The valuation allowance at June 30, 2011 relates to a provision for uncertainty as to the utilization of net operating loss carryforwards for certain non-U.S. countries of $1,523,000 and capital loss items of $553,000. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

We have not provided for U.S. income and foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries indefinitely invested outside the United States as of June 30, 2011. The total amount of these undistributed earnings at June 30, 2011 amounted to approximately $896 million. Should we repatriate foreign earnings, we would have to adjust the income tax provision in the period management determined that we would repatriate earnings.

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

The following table indicates the changes to our unrecognized tax benefits for the year ended June 30, 2011 and June 30, 2010 (in thousands). The term “unrecognized tax benefits”, or UTB, refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the consolidated financial statements.

	2011	2010
Gross UTB balance	$2,833	$3,360
Additions for tax positions of current year	0	307
Additions for tax positions of prior years	3,286	129
Reductions due to lapse of applicable statute of limitations	(2,242)	(1,040)
Foreign exchange movement	407	77
Gross UTB balance	$4,284	$2,833

Included in the balance at June 30, 2011, are tax positions of $4.3 million that, if recognized, would affect our effective tax rate. For fiscal year ending June 30, 2011, we recognized an expense of $1.0 million ($1.0 million, net of tax benefit) of interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, we have accrued approximately $1.7 million ($1.5 million net of tax benefit) for interest and penalties related to uncertain tax positions in the income taxes payable balance on the consolidated balance sheet.

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examination for tax years prior to fiscal year 2007, and no longer subject to state income tax examinations for the tax years prior to fiscal year 2006. With few exceptions, including the German tax assessment as described further in Note 17, we are no longer subject to foreign income tax examinations for fiscal years before 2004.

Within the next 12 months, we do not anticipate a potential decrease in the unrecognized tax benefit or any other significant changes within the next 12 months to our tax reserves.

- F22 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Employee Retirement Plans

We contribute to a number of employee retirement plans for the benefit of its employees. Details of the main plans are as follows:

(1) Australia - We contribute to defined contribution plans for each employee resident in Australia. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. We contribute to the plans at the rate of 9% of the salaries of all Australian employees. Our total contributions to the plans for the years ended June 30, 2011, 2010 and 2009, were $8,255,233, $6,508,230 and $4,186,000, respectively.

(2) United Kingdom - We contribute to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three-month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. We contribute to the plan at the rate of 5% of the salaries of all United Kingdom employees. Our total contributions to the plan were $266,579, $210,351 and $164,000 in fiscal 2011, 2010 and 2009, respectively.

(3) United States - We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4% of the employee’s salary. Our total contributions to the plan were $2,203,265, $1,969,176 and $1,756,000 in fiscal 2011, 2010 and 2009, respectively.

(4) Switzerland - We sponsor a fixed return defined contribution fund for each permanent Swiss employee. As part of our contribution to the fund, we guarantee a fixed 2% net return on accumulated contributions per annum. We contribute to the plan at variable rates that have averaged 8% of salaries over the last three years. Our total contributions to the plan were $349,692, $311,252 and $375,000 in fiscal 2011, 2010 and 2009, respectively.

(15)	Segment Information

We operate solely in the sleep-disordered breathing sector of the respiratory medicine industry. We therefore believe that, given the single market focus of its operations and the inter-dependence of its products, we operate as a single operating segment. We assess performance and allocates resources on the basis of a single operating entity.

Sales of flow generators for the years ended June 30, 2011, June 30, 2010 and June 30, 2009 were $699.3 million, $633.6 million and $532.1 million, respectively. Sales of mask systems, motors and other accessories for the years ended June 30, 2011, June 30, 2010 and June 30, 2009 were $543.9 million, $458.8 million and $388.6 million, respectively. Financial information by geographic area for the years ended June 30, 2011, 2010 and 2009, is summarized below (in thousands):

	U.S.A.	Germany	Australia	France	Rest of World	Total
2011
Revenue from external customers	$662,240	171,394	34,975	137,330	237,209	$1,243,148

Long lived assets	$148,840	26,320	268,695	6,276	11,976	$462,107
2010
Revenue from external customers	$590,402	155,957	26,099	118,511	201,388	$1,092,357

Long lived assets	$142,039	17,938	215,026	4,646	7,499	$387,148
2009
Revenue from external customers	$493,402	132,220	21,037	106,343	167,733	$920,735

Long lived assets	$142,074	20,434	204,529	4,370	6,206	$377,613

- F23 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Segment Information, Continued

Long-lived assets of geographic areas are those assets used in our operations in each geographical area and excludes intangibles, deferred tax assets and goodwill.

(16)	Commitments

We lease buildings, motor vehicles and office equipment under operating leases. We expense rental charges for operating leases on a straight-line basis over the lease term taking into account rent concessions or holidays. Rent expenses under operating leases for the years ended June 30, 2011, 2010 and 2009 were approximately $14.3 million, $13.1 million and $14.9 million, respectively. At June 30, 2011 we had the following future minimum lease payments under non-cancelable operating leases (in thousands):

Years	Operating Leases
2012	$14,020
2013	9,855
2014	7,066
2015	4,639
2016	2,400
Thereafter	1,113
Total minimum lease payments	$39,093

Excluding lease commitments, details of contractual obligations at June 30, 2011 are as follows (in thousands):

		Payments Due by Period
In $000’s	Total	2012	2013	2014	2015	2016	Thereafter
Long-Term Debt	$100,163	$163	$0	$100,000	$0	$0	$0
Purchase Obligations	98,425	96,097	2,328	0	0	0	0
Total Contractual Obligations	$198,588	$96,260	$2,328	$100,000	$0	$0	$0

Details of other commercial commitments at June 30, 2011 are as follows:

In $000’s	Total Amounts Committed	Amount of Commitment Expiration Per Period
		2012	2013	2014	2015	2016	Thereafter
Standby Letters of Credit	$99	$61	$0	$0	$0	$0	$38
Other	9,271	8,413	429	429	0	0	0
Guarantees*	8,912	3,908	1,080	623	636	0	2,665
Total	$18,282	$12,382	$1,509	$1,052	$636	$0	$2,703

* The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries.

- F24 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

During September and October 2004, we began receiving tax assessment notices for the audit of one of our German subsidiaries by the German tax authorities for the years 1996 through 1998. Certain aspects of these assessment notices are being contested in German tax court. As the outcome of these proceedings cannot be predicted with certainty, any tax issues resolved in a manner not consistent with our expectations may require us to adjust our provision for income tax in the period of resolution. However, the estimate of the range of loss or possible loss in relation to the tax assessment notices for the years which are being contested is immaterial to our consolidated financial statements when taken as a whole.

In February 2007, the University of Sydney commenced legal action in the Federal Court of Australia against us, claiming breach of a license agreement and infringement of certain intellectual property. The claim has been amended to include an allegation of breach of confidentiality. The university is seeking various types of relief, including an injunction against manufacturing, supplying, offering for sale, selling or exporting certain mask devices, payment of license fees, damages or an account of profits, interest, costs and declaration of a constructive trust over and assignment of certain intellectual property. In October 2007, we filed a defense denying the university’s claim, as well as a cross-claim against the university seeking an order for rectification of the contract and alleging the university violated the Australian Trade Practices Act. The matter is ongoing. Given the inherent uncertainty and unpredictability of litigation and due to the status of this legal action, no range of loss or possible loss can be reasonably estimated at this time. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements when taken as a whole.

In March 2011, SMRT LLC filed suit against us in California Superior Court. SMRT is a former customer of ours, and the complaint alleges various claims arising out of our decision to stop selling product to SMRT. The complaint alleges claims for violation of the California Business & Professions Code, tortious interference with contractual relations, and tortious interference with prospective economic relations. We have filed a demurrer to the complaint, asking the court to dismiss the case, which has not yet been heard. Given the inherent uncertainty and unpredictability of litigation and due to the status of this legal action, no range of loss or possible loss can be reasonably estimated at this time. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements when taken as a whole.

In June 2011, Geltight Enterprises, LLC filed a complaint for patent infringement against us in the United States District Court Western District of Washington at Seattle. This Complaint alleges that we infringe Geltight’s United States patent related to gel mask technology. We are defending the proceedings. Given the inherent uncertainty and unpredictability of litigation and due to the status of this legal action, no range of loss or possible loss can be reasonably estimated. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements when taken as a whole.

Contingent Obligations Under Recourse Provisions

We use independent leasing companies for the purpose of providing finance to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold under these arrangements amounted to $15.1 million for

- F25 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Legal Actions and Contingencies, Continued

fiscal 2011. The maximum potential amount of contingent liability under these arrangements at June 30, 2011 was $4.8 million. The recourse liability we recognized at June 30, 2011, in relation to these arrangements was $0.6 million.

(18)	Fair Value Measurements

In determining the fair value measurements of our financial assets and liabilities, we consider the principal and most advantageous market in which we transact and consider assumptions that market participants would use when pricing the financial asset or liability. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchies of inputs used to determine fair value are as follows:

• Level 1:	Input prices quoted in an active market for identical financial assets or liabilities;

• Level 2:	Inputs other than prices quoted in Level 1, such as prices quoted for similar financial assets and liabilities in active markets, prices for identical assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data

• Level 3:	Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market

The following table summarizes our financial assets and liabilities at June 30, 2011 using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$735,267	$0	$0	$735,267
Cost-method investments	0	0	4,264	4,264
Foreign currency options	0	14,874	0	14,874
	$735,267	$14,874	$4,264	$754,405

We determine the fair value of our financial assets as follows:

Cash and cash equivalents - We value our cash, short-term deposits and other money market funds based on the amounts invested due to their short term nature and to the fact that there is an active market for these financial instruments.

Cost-method investments - These investments include our holdings in privately held service companies and research companies that are not exchange-traded and, therefore, are not supported with observable market prices. However, we value these investments by reference to their net asset values which can be market supported and observable inputs including future cash flows.

Foreign currency options - We value these financial instruments are valued using third party valuation models based on market observable inputs (including interest rate curves), market spot currency prices, volatilities and credit risk.

- F26 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Fair Value Measurements, Continued

The following table shows a reconciliation of the year ended June 30, 2011 for fair value measurements using significant unobservable inputs (thousands):

Balance at July 1, 2010	$1,748
Purchases	2,426
Foreign currency translation	90
Balance at June 30, 2011	$4,264

We did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2011 or 2010.

(19)	Derivative Instruments and Hedging Activities

We transact business in various foreign currencies, including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian manufacturing activities and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The terms of such foreign currency hedging contracts generally do not exceed three years. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures denominated in Euros and Australian dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

We do not designate these foreign currency contracts as hedges. We have determined our hedge program to be a non-effective hedge. All movements in the fair value of the foreign currency instruments are recorded within other income, net in our consolidated statements of income. We do not enter into financial instruments for trading or speculative purposes.

We held foreign currency instruments with notional amounts totaling $309.9 million and $211.5 million at June 30, 2011 and June 30, 2010, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 30, 2013.

The fair value and effect of derivative instruments on our consolidated financial statements were as follows:

	Asset Derivatives	June 30, 2011		Gain recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Location of gain recognized in Income on Derivative	Year Ended June 30, 2011
Foreign Exchange Contracts	Other Assets	$14,874	Other, net	$17,826

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at June 30, 2011 and June 30, 2010 was $14.9 million and $10.8 million, respectively, which represents the positive fair value of our foreign currency derivatives. These values are included in the current and non-current balances of other assets on the consolidated balance sheets. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

- F27 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Subsequent Events

Subsequent to year end we have completed the acquisitions of BiancaMed Ltd., Gründler GmbH and our Middle East distributor. BiancaMed Ltd. is an Irish medical technology company which has developed and is marketing an innovative, convenient, non-contact device to monitor sleep and breathing in the home and hospital. Gründler GmbH is a developer of innovative medical humidification products which can be used with a wide range of ventilators, from neonatal and pediatric, to non-invasive pressure support, to those used in the intensive care unit. We expect these acquisitions to help us further penetrate the market for sleep-disordered breathing, as well as serve existing patients. The aggregate purchase price for these acquisitions was approximately $70 million. We do not consider these acquisitions material and will include them within our consolidated financial statements from the date each business was acquired. We have not yet completed the fair value assessment of the purchase price allocation of these acquisitions, because the appraisals associated with the valuation of certain tangible and intangible assets are not yet complete. We have not incurred any material acquisition-related costs and expect to complete our purchase price allocation in the six months ended December 31, 2011.

- F28 -

SCHEDULE II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JUNE 30, 2011, 2010 AND 2009

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at end of period

Year ended June 30, 2011

Applied against asset account
Allowance for doubtful accounts	$7,826	5,210	(1,560)	$11,476

Year ended June 30, 2010

Applied against asset account
Allowance for doubtful accounts	$7,381	2,620	(2,175)	$7,826

Year ended June 30, 2009

Applied against asset account
Allowance for doubtful accounts	$4,935	4,070	(1,624)	$7,381

See accompanying report of independent registered public accounting firm.

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the authorized persons below.

DATED August 16, 2011

ResMed Inc.

/S/ PETER C. FARRELL
PETER C. FARRELL
Chairman, chief executive officer and president (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ PETER C. FARRELL Peter C. Farrell	Chairman, chief executive officer and president (principal executive officer)	August 16, 2011

/S/ BRETT A. SANDERCOCK Brett A. Sandercock	Chief financial officer (principal financial officer and principal accounting officer)	August 16, 2011

/S/ CHRISTOPHER G. ROBERTS Christopher G. Roberts	Director	August 16, 2011

/S/ MICHAEL A. QUINN Michael A. Quinn	Director	August 16, 2011

/S/ GARY W. PACE Gary W. Pace	Director	August 16, 2011

/S/ RICHARD SULPIZIO Richard Sulpizio	Director	August 16, 2011

/S/ RON TAYLOR Ron Taylor	Director	August 16, 2011

/S/ JOHN P. WAREHAM John P. Wareham	Director	August 16, 2011

S-1

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of Registrant, as amended (7)

3.2	Third Restated By-laws of Registrant (4)

3.3	Fourth Amended and Restated Bylaws of ResMed Inc. (9)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.2	Rights agreement dated as of April 23, 1997 (2)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended (1)

10.2*	ResMed Inc. 2006 Incentive Award Plan (8)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan (5)

10.4*	2006 Grant agreement for Board of Directors (5)

10.5*	2006 Grant agreement for Executive Officers (7)

10.6*	2006 Grant agreement for Australian Executive Officers (7)

10.7*	Form of Executive Agreement (6)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008 (10)

10.9	Departure of Directors or Certain Officers dated December 12, 2008 (11)

10.10	Approval of new share repurchase program dated May 29, 2009 (12)

10.11	Form of Indemnification Agreements for our directors and officers (13)

10.12	Form of Access Agreement for directors (13)

10.13*	Updated Form of Executive Agreement (3)

10.14	ResMed Inc. 2009 Incentive Award Plan. (14)

10.15	ResMed Inc. 2009 Employee Stock Purchase Plan. (14)

10.16	Form of Restricted Stock Award Agreement. (14)

10.17	ResMed Inc. Deferred Compensation Plan. (15)

10.18	Credit Agreement, dated February 10, 2011, by and between ResMed Inc. and the lenders, including Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. (16)

10.19	Pledge and Security Agreement, dated as of February 10, 2011, by and between ResMed Inc., as Pledgor, and Union Bank, N.A., as Administrative Agent. (16)

10.20	Unconditional Guaranty entered into as of February 10, 2011, by each of ResMed Corp., ResMed Assembly US Inc. and ResMed Motor Technologies Inc., in favor of Union Bank, N.A., as Administrative Agent. (16)
21.1	Subsidiaries of the Registrant (17)

23.1	Consent of Independent Registered Public Accounting Firm (17)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (17)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (17)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

101	The following materials from ResMed Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated and Statements of Cash Flows and (v) related notes.

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed on April 25, 1997.
(3)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2009.
(4)	Incorporated by reference to the Registrant’s Report on Form 8-K dated February 23, 2007.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.
(6)	Incorporated by reference to the Registrant’s Report on Form 8-K dated July 9, 2007.
(7)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007
(8)	Incorporated by reference to the Registrant’s Report on Form 8-K dated November 9, 2006.
(9)	Incorporated by reference to the Registrants’ Report on Form 8-K filed on December 14, 2007
(10)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed October 15, 2008.
(11)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 15, 2008.
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 4, 2009.
(13)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.
(14)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 23, 2009.
(15)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 25, 2010.
(16)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on February 14, 2011.
(17)	Filed with this report.