Form 10-Q
period 2011-09-30
RESMED INC
filed 2011-11-03
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 25, 2011, there were 166,298,681 shares of Common Stock ($0.004 par value) outstanding. This number excludes 19,206,473 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.	Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	September 30, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$610,063	$735,267
Accounts receivable, net of allowance for doubtful accounts of $10,425 and $11,476 at September 30, 2011 and June 30 2011, respectively	251,103	274,352
Inventories (note 3)	187,950	200,777
Deferred income taxes	13,357	13,875
Income taxes receivable	2,442	9,294
Prepaid expenses and other current assets	77,884	58,887

Total current assets	1,142,799	1,292,452
Non-current assets:
Property, plant and equipment, net (note 5)	432,687	462,107
Goodwill (note 6)	267,688	235,487
Other intangibles, net (note 7)	63,940	47,911
Deferred income taxes	19,804	18,922
Other assets	8,374	12,043

Total non-current assets	792,493	776,470

Total assets	$1,935,292	$2,068,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	46,688	$55,194
Accrued expenses	103,274	103,787
Deferred revenue	41,918	45,125
Income taxes payable	29,146	3,931
Deferred income taxes	593	640
Current portion of long-term debt (note 8)	4,095	163

Total current liabilities	225,714	208,840
Non-current liabilities:
Deferred income taxes	9,465	8,051
Deferred revenue	16,979	17,237
Long-term debt (note 8)	130,000	100,000
Income taxes payable	4,116	4,057

Total non-current liabilities	160,560	129,345

Total liabilities	386,274	338,185

Commitments and contingencies (notes 11)
Stockholders’ equity: (note 9)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	0	0
Common stock, $0.004 par value, 350,000,000 shares authorized; 166,238,109 issued and 147,771,904 outstanding at September 30, 2011 and 165,783,516 issued and 151,668,786 outstanding at June 30, 2011	591	607
Additional paid-in capital	815,174	798,461
Retained earnings	1,162,380	1,111,862
Treasury stock, at cost, 18,466,205 shares at September 30, 2011, and 14,114,730 shares at June 30, 2011	(629,338)	(504,625)
Accumulated other comprehensive income (note 4)	200,211	324,432

Total stockholders’ equity	1,549,018	1,730,737

Total liabilities and stockholders’ equity	$1,935,292	$2,068,922

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except share and per share data)

	Three Months Ended September 30,
	2011	2010
Net revenue	$314,774	$282,012
Cost of sales	129,720	108,058

Gross profit	185,054	173,954

Operating expenses:
Selling, general and administrative	94,203	84,791
Research and development	26,206	19,739
Amortization of acquired intangible assets	3,771	2,030
Donation to Foundation	0	1,000

Total operating expenses	124,180	107,560

Income from operations	60,874	66,394

Other income, net:
Interest income, net	6,924	5,097
Other, net	(1,301)	5,063

Total other income, net	5,623	10,160

Income before income taxes	66,497	76,554
Income taxes	15,979	19,846

Net income	$50,518	$56,708

Basic earnings per share	$0.34	$0.37
Diluted earnings per share (note 2j)	$0.33	$0.36
Basic shares outstanding (000’s)	150,366	151,474
Diluted shares outstanding (000’s)	154,051	156,752

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$50,518	$56,708
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,410	15,642
Impairment of long-lived assets	0	2,257
Stock-based compensation costs	7,205	8,350
Foreign currency revaluation	2,770	(7,519)
Gain on previously held equity interest resulting from business combination	(2,070)	0
Tax benefit from stock option exercises	(856)	(2,397)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	14,290	11,715
Inventories, net	4,243	(12,555)
Prepaid expenses, net deferred income taxes and other current assets	(31,036)	5,421
Accounts payable, accrued expenses and other liabilities	24,049	(18,479)

Net cash provided by operating activities	89,523	59,143

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,878)	(15,333)
Patent registration costs	(1,686)	(1,464)
Proceeds from sale of maturing investment securities	0	3,950
Purchases of other intangible assets	(7,000)	0
Business acquisitions, net of cash acquired	(51,923)	(21,150)
Purchases of cost-method investments	(1,165)	(1,166)
Purchases of foreign currency options	0	(113)
Proceeds from exercise of foreign currency options	2,967	4,368

Net cash used in investing activities	(71,685)	(30,908)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	9,354	13,756
Tax benefit from stock option exercises	856	2,397
Purchases of treasury stock	(121,697)	(22,637)
Proceeds from borrowings	80,000	0
Repayment of borrowings	(52,456)	(30,000)

Net cash (used in) financing activities	(83,943)	(36,484)

Effect of exchange rate changes on cash	(59,099)	59,477

Net increase in cash and cash equivalents	(125,204)	51,228
Cash and cash equivalents at beginning of period	735,267	488,776

Cash and cash equivalents at end of period	$610,063	$540,004

Supplemental disclosure of cash flow information:
Income taxes paid	$4,294	$22,293
Interest paid	$706	$419

Fair value of assets acquired, excluding cash	$24,421	$17,142
Liabilities assumed	(11,413)	(450)
Goodwill on acquisition	51,532	4,958

Total purchase price	64,540	21,650
Less: Consideration not paid in the current period	(12,617)	(500)

Cash paid for acquisition	$51,923	$21,150

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, France, Germany and the United States. Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia, Norway and Sweden.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

The condensed consolidated financial statements for the three months ended September 30, 2011 and 2010 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2011.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from management’s estimates.

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

PART I – FINANCIAL INFORMATION	Item 1

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

Cash equivalents include certificates of deposit and other highly liquid investments and we state them at cost, which approximates market. We consider investments with original maturities of 90 days or less to be cash equivalents for purposes of the condensed consolidated financial statements.

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

We record property, plant and equipment, including rental equipment at cost. We compute depreciation expense using the straight-line method over the estimated useful lives of the assets. Useful lives are generally two to ten years except for buildings which are depreciated over an estimated useful life of forty years and leasehold improvements, which we amortize over the lease term. We charge maintenance and repairs to expense as we incur them.

PART I – FINANCIAL INFORMATION	Item 1

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

We amortize other intangible assets on a straight-line basis over their estimated useful lives, which range from two to nine years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. We amortize all of our intangible assets. We have not identified any impairment of intangible assets during any of the periods presented.

(g)	Goodwill

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2011. In conducting our review of goodwill impairment, we identified 10 reporting units, being components of our operating segment. The fair value for each reporting unit was determined based on estimated discounted cash flows. Our goodwill impairment review involved the following process:

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

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(h)	Foreign Currency

The consolidated financial statements of our non-U.S. subsidiaries, whose functional currencies are other than U.S. dollars, are translated into U.S. dollars for financial reporting purposes. We translate assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar at period end exchange rates, but translate revenue and expense transactions at average exchange rates for the period. We recognize cumulative translation adjustments as part of comprehensive income, as detailed in Note 4, and included those adjustments in accumulated other comprehensive income in the condensed consolidated balance sheets until the relevant subsidiary is sold or substantially or completely liquidated. We reflect gains and losses on transactions denominated in other than the functional currency of an entity in our results of operations.

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 930,468 and 182,459 for the three months ended September 30, 2011 and 2010, respectively, as the effect would have been anti-dilutive. Basic and diluted earnings per share for the three months ended September 30, 2011 and 2010 are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2011	2010
Numerator:
Net Income, used in calculating diluted earnings per share	$50,518	$56,708
Denominator:
Basic weighted-average common shares outstanding	150,366	151,474
Effect of dilutive securities:
Stock options and restricted stock units	3,685	5,278
Diluted weighted average shares	154,051	156,752
Basic earnings per share	$0.34	$0.37
Diluted earnings per share	$0.33	$0.36

PART I – FINANCIAL INFORMATION	Item 1

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

We have determined our hedge program to be a non-effective hedge as defined under the FASB issued authoritative guidance. We record the foreign currency derivatives portfolio at fair value and include it in other assets in our condensed consolidated balance sheets. We do not offset the fair value amounts recognized for foreign currency derivatives. We classify purchases of foreign currency derivatives and proceeds received from the exercise of foreign currency derivatives as an investing activity within our consolidated statements of cash flows. We record all movements in the fair value of the foreign currency derivatives within other income, net in our condensed consolidated statements of income.

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

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(n)	Investment Securities

Management determines the appropriate classification of our investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. We classify as available-for-sale debt securities for which we do not intend, or are not able to hold to maturity. We carry securities available-for-sale at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income.

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. We include the liability for warranty costs in accrued expenses in our condensed consolidated balance sheets. Changes in the liability for warranty costs for the three months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three months ended September 30,
	2011	2010
Balance at the beginning of the period	$19,032	$11,507
Warranty accruals for the period	4,506	2,944
Warranty costs incurred for the period	(3,533)	(2,262)
Foreign currency translation adjustments	(1,940)	1,651
Balance at the end of the period	$18,065	$13,840

(p)	Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, we recognize as the impairment the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. During the three months ended September 30, 2011 and 2010, we recognized an impairment charge of $Nil and $2.3 million, respectively, relating to impaired long-lived assets that were no longer in use.

(q)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at September 30, 2011 and June 30, 2011, was $3.1 million and $4.3 million, respectively. During the three months ended September 30, 2011 we remeasured a previously held equity interest to its acquisition-date fair value as a result of acquiring the remaining interest as part of a business combination and recognized a resulting gain of $2.1 million in Other Income in the condensed consolidated statement of income. See Note 13 for additional information. We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We have determined that the carrying value of our cost method investments do not exceed their estimated fair values.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Stock-Based Employee Compensation

We have granted stock options and restricted stock units to personnel, including officers and directors, under the ResMed Inc. 2009 Incentive Award Plan (the “2009 Plan”), the 2006 Incentive Award Plan, as amended and the Amended and Restated ResMed Inc. 2006 Incentive Award Plan. These options and restricted stock units expire seven years after the grant date and vest over one or four years. We granted the options with the exercise prices equal to the market value as determined at the date of grant. We have also offered to our personnel, including officers, the right to purchase shares of our common stock at a discount under the ResMed Inc. 2009 Employee Stock Purchase Plan (the “ESPP”).

We measure the compensation expense of all stock-based awards at fair value on the grant date. We estimate the fair value of stock options and purchase rights granted under the ESPP using Black-Scholes valuation model. The fair value of restricted stock units is equal to the market value of the underlying shares as determined at the grant date. We recognize the fair value as compensation expense using the straight-line method over the service period for awards expected to vest.

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP assuming no dividends and using the following assumptions:

	Three months ended September 30,
	2011	2010
Stock options:
Weighted average grant date fair value	$9.22	$9.29
Weighted average risk-free interest rate	1.4%	1.8%
Expected option life in years	5.29	5.0
Expected volatility	31%	32%
ESPP purchase rights:
Weighted average risk-free interest rate	0.1%	0.3%
Expected option life in years	6 months	6 months
Expected volatility	24%	29%

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

(s)	Recently Issued Accounting Pronouncement

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Under the amendments in this standard, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will be required to adopt this standard for interim and annual reporting periods beginning after December 15, 2011. We do not expect the adoption of this standard in fiscal year 2012 to have a material impact on our condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

In June 2011, the FASB issued authoritative guidance with respect to the presentation of other comprehensive income in financial statements. The main provisions of the standard provide that an entity that reports other comprehensive income has the option to present comprehensive income in either a single statement or in a two-statement approach. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement, followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. We will be required to adopt this standard for interim and annual reporting periods beginning after December 15, 2011. We do not expect the adoption of this standard in fiscal year 2012 to have a material impact on our condensed consolidated financial statements.

(3)	Inventories

Inventories were comprised of the following at September 30, 2011 and June 30, 2011 (in thousands):

	September 30, 2011	June 30, 2011
Raw materials	$62,887	$73,836
Work in progress	1,756	4,147
Finished goods	123,307	122,794

Inventories, net	$187,950	$200,777

(4)	Comprehensive Income

Accumulated other comprehensive income was comprised of foreign currency translation gains of $200.2 million at September 30, 2011 and $324.4 million at June 30, 2011.

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(5)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of September 30, 2011 and June 30, 2011 (in thousands):

	September 30, 2011	June 30, 2011
Machinery and equipment	$140,444	$149,730
Computer equipment	85,346	89,263
Furniture and fixtures	47,213	48,545
Vehicles	2,896	3,073
Clinical, demonstration and rental equipment	93,567	96,808
Leasehold improvements	24,206	25,528
Land	63,476	67,584
Buildings	266,148	282,159

	723,296	762,690
Accumulated depreciation and amortization	(290,609)	(300,583)

Property, plant and equipment, net	$432,687	$462,107

(6)	Goodwill

Changes in the carrying amount of goodwill for the three months ended September 30, 2011, were as follows (in thousands):

Balance at July 1, 2011	$235,487
Goodwill on business acquisition	51,532
Foreign currency translation adjustments	(19,331)
Balance at September 30, 2011	$267,688

Refer to Note 13 of the condensed consolidated financial statements for further details of acquisitions made during the period.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(7)	Other Intangible Assets

Other intangible assets are comprised of the following as of September 30, 2011, and June 30, 2011 (in thousands):

	September 30, 2011	June 30, 2011
Developed/core product technology	$69,215	$59,293
Accumulated amortization	(34,130)	(34,480)
Developed/core product technology, net	35,085	24,813
Trade names	2,803	2,577
Accumulated amortization	(2,081)	(2,090)
Trade names, net	722	487
Non compete agreements	2,237	1,928
Accumulated amortization	(396)	(333)
Non compete agreements, net	1,841	1,595
Customer relationships	23,248	16,688
Accumulated amortization	(12,018)	(11,990)
Customer relationships, net	11,230	4,698
Patents	50,832	54,300
Accumulated amortization	(35,770)	(37,982)

Patents, net	15,062	16,318
Other intangibles, net	$63,940	$47,911

Intangible assets consist of patents, customer relationships, trade names, non-compete agreements and developed/core product technology. We amortize intangible assets over the estimated useful life of the assets, generally between two and nine years. There are no expected residual values related to these intangible assets.

Refer to Note 13 of the condensed consolidated financial statements for further details of acquisitions made during the period.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(8)	Long-Term Debt

Long-term debt at September 30, 2011, and June 30, 2011 consists of the following (in thousands):

	September 30, 2011	June 30, 2011
Current portion of long-term debt	$4,095	$163
Non-current portion of long-term debt	130,000	100,000

Total long-term debt	$134,095	$100,163

Credit Facility

On February 10, 2011, we entered into a credit agreement with lenders, including Union Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, HSBC Bank USA, National Association, as Syndication Agent and Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. The credit agreement provides a $300 million three-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $100 million. The credit facility also includes a $10 million sublimit for letters of credit. The credit facility terminates on February 10, 2014, at which time all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to, at our option, either (i) LIBOR plus 1.5% to 2.0% (depending on the applicable leverage ratio) or (ii) a base rate, as defined in the Credit Agreement, plus 0.5% to 1.0% (depending on the applicable leverage ratio). Commitment fees of 0.25% to 0.375% (depending on the applicable leverage ratio) apply on the unused portion of the credit facility. When we executed the credit agreement, we used a portion of the credit facility to repay the outstanding balance under our previously existing revolving credit facility with Union Bank, N.A., which was then terminated.

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

At September 30, 2011 we were in compliance with our debt covenants and there was $130.0 million outstanding under the credit agreement.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(8)	Long-Term Debt, Continued

Prepayment Facility

During the year ended June 30, 2010, ResMed EPN Limited, our wholly-owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At September 30, 2011, there were no amounts outstanding under this facility.

Assumed External Debt

As part of our acquisition of 100% of the shares of Gruendler GmbH on August 1, 2011, detailed in Note 13, we assumed debt of 4.7 million Euros. The debt comprises a number of loan agreements of varying terms with financial institutions and venture capital financiers. We repaid 1.8 million Euros during the three months ended September 30, 2011 and expect to settle the remaining outstanding loans within the next twelve months. Accordingly, all these loans have been treated as current liabilities in our condensed consolidated balance sheets. At September 30, 2011, there was 2.9 million Euros outstanding in respect of these loans.

(9)	Stockholders’ Equity

Common Stock. On August 24, 2011, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program canceled and replaced our previous share repurchase program authorized on May 27, 2009 pursuant to which we had repurchased 9,952,274 shares. These were in addition to the 6,622,907 shares repurchased under an earlier program authorized on June 6, 2002. The new program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program.

During the three months ended September 30, 2011, we repurchased 4.4 million shares at a cost of $124.7 million. At September 30, 2011, we have repurchased a total of 18.5 million shares at a cost of $629.3 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2011, 18.1 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at September 30, 2011 and June 30, 2011.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stockholders’ Equity, Continued

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 22,921,650. The number of securities remaining available for future issuance under the 2009 Plan at September 30, 2011 is 5,351,788. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) two (2.0) shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3,000,000 shares of our common stock (except in a participant’s initial year of hiring up to 4,500,000 shares of our common stock may be granted).

At September 30, 2011, there was $53.9 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.7 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at September 30, 2011 was $163.3 million and $78.6 million, respectively. The aggregate intrinsic value of the options exercised during the three months ended September 30, 2011 and 2010, was $5.6 million and $11.6 million, respectively.

The following table summarizes option activity during the three months ended September 30, 2011:

	2011	Weighted Average Exercise Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	12,230,684	$19.24	3.80 years
Granted	27,000	30.18
Exercised	(448,082)	19.63
Forfeited	(185,250)	24.34

Outstanding at end of period	11,624,352	$19.17	3.55 years

Exercise price range of granted options	$29.80
Options exercisable at end of period	7,180,012	$17.85

The following table summarizes the activity of restricted stock units during the three months ended September 30, 2011:

	2011	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	1,635,686	$30.16	1.73 years
Granted	111,839	30.64
Vested	(12,331)	30.59
Forfeited	(65,279)	28.71

Outstanding at end of period	1,669,915	$30.25	1.54 years

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stockholders’ Equity, Continued

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved at the annual meeting of our stockholders on November 18, 2009, as an amendment to the previously approved employee stock purchase plan. Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At September 30, 2011, the number of shares remaining available for future issuance under the ESPP is 775,000.

During the three months ended September 30, 2011, we recognized $0.5 million of stock-based compensation expense associated with the ESPP.

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

• Level 3:	Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Fair Value Measurements, Continued

The following table summarizes our financial assets and liabilities, as at September 30, 2011, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$610,063	$0	$0	$610,063
Cost-method investments	0	0	3,118	3,118
Foreign currency options	0	4,767	0	4,767
	$610,063	$4,767	$3,118	$617,948

We determine the fair value of our financial assets as follows:

Cash and cash equivalents – The valuation used for our cash and other money market funds are derived from quoted market prices due to their short term nature and there is an active market for these financial instruments.

Cost-method investments – These investments include our holdings in privately held service companies and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values which can be market supported and unobservable inputs including future cash flows.

Foreign currency options – These financial instruments are valued using third party valuation models based on market observable inputs, including interest rate curves, on market spot currency prices, volatilities and credit risk.

The following table shows a reconciliation of the changes in the three months ended September 30, 2011 for fair value measurements using significant unobservable inputs (thousands):

Cost-Method Investments
Balance at July 1, 2011	$4,264
Purchases	1,165
Elimination due to acquisition of entity (refer to Note 13)	(2,261)
Foreign currency translation	(50)

Balance at September 30, 2011	$3,118

We did not have any significant non-financial assets or liabilities measured at fair value on September 30, 2011 or June 30, 2011.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our condensed consolidated financial statements taken as a whole.

During September and October 2004, we began receiving tax assessment notices for the audit of one of our German subsidiaries by the German tax authorities for the years 1996 through 1998. Certain aspects of these assessment notices are being contested in German tax court. As the outcome of these proceedings cannot be predicted with certainty, any tax issues resolved in a manner not consistent with our expectations may require us to adjust our provision for income tax in the period of resolution. However, the estimate of the range of loss or possible loss in relation to the tax assessment notices for the years which are being contested is immaterial to our condensed consolidated financial statements when taken as a whole.

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

In March 2011, SMRT LLC filed suit against us in California Superior Court. SMRT is a former customer of ours, and the complaint alleges various claims arising out of our decision to stop selling product to SMRT. The complaint alleges claims for violation of state anti-trust and unfair competition laws, as well as various tortious interference claims. We filed a demurrer to the complaint, which the court granted in part and denied in part. SMRT later filed an amended complaint, alleging substantially the same claims. On October 17 we filed our answer, as well as a cross-complaint to collect outstanding accounts receivable. The matter is ongoing. Given the inherent uncertainty and unpredictability of litigation and due to the status of this legal action, no range of loss or possible loss can be reasonably estimated at this time. However, we do not expect the outcome of this matter to have a material adverse effect on our condensed consolidated financial statements when taken as a whole.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Legal Actions and Contingencies, Continued

Litigation, Continued

In June 2011, Geltight Enterprises, LLC filed a complaint for patent infringement against us in the United States District Court Western District of Washington at Seattle. This Complaint alleges that we infringe Geltight’s United States patent related to gel mask technology. On October 14, 2011, the court dismissed Geltight’s claims against ResMed, with prejudice, with each side to bear its own costs. We do not expect the resolution of this matter to have a material adverse effect on our condensed consolidated financial statements when taken as a whole.

Contingent Obligations Under Recourse Provisions

We use independent leasing companies for the purpose of providing finance to certain customers for the purchase of our products. In some cases, we are contingently liable to the leasing companies in the event of a customer default, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold under these arrangements for the three months ended September 30, 2011 amounted to $3.2 million. The maximum potential amount of contingent liability under these arrangements at September 30, 2011 was $5.0 million. The recourse liability we recognized at September 30, 2011, in relation to these arrangements was $0.6 million.

(12)	Derivative Instruments and Hedging Activities

We transact business in various foreign currencies, including a number of major European currencies as well as the Australian and Singapore dollars. We have significant foreign currency exposure through both our Australian and Singaporean manufacturing activities, and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The terms of such foreign currency hedging contracts generally do not exceed three years. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures denominated in Euros, Australian and Singapore dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

We do not designate these foreign currency contracts as hedges. We have determined our hedge program to be a non-effective hedge as defined under the FASB issued authoritative guidance. All movements in the fair value of the foreign currency instruments are recorded within other income, net in our consolidated statements of income. We do not enter into financial instruments for trading or speculative purposes.

We held foreign currency instruments with notional amounts totaling $433.0 million and $309.9 million at September 30, 2011 and June 30, 2011, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to September 30, 2014.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(12)	Derivative Instruments and Hedging Activities, Continued

The fair value and effect of derivative instruments on our consolidated financial statements were as follows:

	Asset Derivatives	September 30, 2011		Gain/(Loss) recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Location of gain recognized in Income on Derivative	Three Months Ended September 30, 2011
Foreign Exchange Contracts	Other Assets	$4,767	Other Income	($5,764)

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at September 30, 2011 and June 30, 2011 was $4.8 million and $14.8 million, respectively, which represents the positive fair value of our foreign currency derivatives. These values are included in the current and non-current balances of other assets on the condensed consolidated balance sheets. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and, as such, we do not expect material losses as a result of default by our counterparties.

(13)	Acquisitions of Businesses and Business Assets

On July 5, 2011 we acquired the remaining 87% of the outstanding shares of BiancaMed Ltd. (“BiancaMed”), an Irish medical technology company, that has developed and is marketing a convenient, non-contact device to monitor sleep and breathing in the home and hospital. We previously held 13% of the outstanding shares of BiancaMed which was recorded within cost-method investments. In conjunction with the acquisition of BiancaMed we re-measured the previously held equity interest to its acquisition-date fair value of $4.3 million based on the difference between the fair value of 100% of BiancaMed’s shares less the fair value of the consideration transferred, excluding any control premium. As a result we recognized a gain of $2.1 million in Other Income during the three months ended September 30, 2011. The acquisition has been accounted for as a business combination using purchase accounting and is included in our consolidated financial statements from July 5, 2011. The acquisition is not considered a material business combination and was funded through cash on-hand. We have not incurred any material acquisition related costs.

On August 1, 2011 we acquired 100% of the outstanding shares of Gruendler GmbH, a developer and manufacturer of medical humidification products. These humidifiers can be used with a wide range of ventilators, from neonatal and pediatric, to non-invasive pressure support, to those used in the intensive care unit. Under the purchase agreement, we may also be required to make additional future payments of up to 5.5 million Euros based on the achievement of certain performance milestones following the acquisition. The acquisition has been accounted for as a business combination using purchase accounting and is included in our consolidated financial statements from August 1, 2011. The acquisition is not considered a material business combination and was funded through cash on-hand. We have not incurred any material acquisition related costs.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(13)	Business Acquisitions, Continued

The cost of the acquisitions have been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. We have not yet completed the purchase price allocation, as certain income tax related matters and the appraisals associated with the valuation of certain intangible assets are not yet complete. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation in the quarter ending December 31, 2011. The goodwill recognized as part of these acquisitions mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

The following table summarizes the aggregated preliminary purchase price allocation of the assets acquired and liabilities assumed at the date of acquisitions based on an independent appraisal and internal studies (in thousands):

Purchase Price Allocation
Cash	$4,136
Accounts receivable	352
Inventory	1,249
Other assets	488
Property, plant & equipment	3,627
Developed technology (useful life of 8 years)	16,039
Customer relationships (useful life of 3-5 years)	2,205
Trade name (useful life of 2-3 years)	461
Goodwill (non-amortizing, non-tax deductible)	51,532
Total assets acquired	$80,089
Current liabilities, primarily consisting of accounts payable, accrued expenses, debt and deferred tax liabilities	(8,009)
Non-current liabilities, primarily consisting of deferred tax liabilities	(3,404)
Net assets acquired	$68,676

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2011 and elsewhere in this report.

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

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three months ended September 30, 2011. Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. MD&A is provided as a supplement to, and should be read in conjunction with condensed consolidated financial statements and notes, included in this report.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three months ended September 30, 2011, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between sleep-disordered breathing/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transportation industry.

We are committed to ongoing investment in research and development and product enhancements. During the three months ended September 30, 2011, we invested $26.2 million on research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We have recently introduced the Stellar™ ventilation device, the S9 VPAP™ series of bilevel devices, the Mirage™ FX mask and the Quattro™ FX mask. We are taking steps to increase awareness of the health dangers of sleep-disordered breathing by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between sleep-disordered breathing, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We believe these efforts should also support our efforts to inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the three months ended September 30, 2011, our net revenue increased by 12% when compared to the three months ended September 30, 2010. Gross margin was 58.8% for the three months ended September 30, 2011 compared to 61.7% for the three months ended September 30, 2010. Diluted earnings per share for the three months ended September 30, 2011 was $0.33 per share, compared to $0.36 per share for the three months ended September 30, 2010.

At September 30, 2011 our cash and cash equivalents totaled $610.1 million, our total assets were $1.9 billion and our stockholders’ equity was $1.5 billion.

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

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended September 30, 2011 to $314.8 million compared to $282.0 million for the three months ended September 30, 2010, an increase of $32.8 million or 12%. The increase in net revenue is primarily attributable to the strong growth in our masks and accessories sales. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $10.6 million during the three months ended September 30, 2011. Excluding the impact of favorable foreign currency movements, net revenue for the three months ended September 30, 2011 increased by 8% compared to the three months ended September 30, 2010.

Net revenue in North and Latin America increased for the three months ended September 30, 2011 to $169.3 million from $155.6 million for the three months ended September 30, 2010, an increase of 9%. We believe this increase predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases including the S9 bilevel flow generators and the Quattro FX and Mirage FX masks. Net international revenue, which includes all markets outside North and Latin America, for the three months ended September 30, 2011, increased to $145.5 million from $126.4 million for the three months ended September 30, 2010, an increase of 15%. Excluding the impact of movements in international currencies, international sales grew by 7% compared to the three months ended September 30, 2010. We believe this increase in sales outside North and Latin America predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases including the S9 bilevel flow generators and the Quattro FX and Mirage FX masks.

Net revenue from the sales of flow generators, including humidifiers, for the three months ended September 30, 2011 totaled $171.0 million, an increase of 6% compared to the three months ended September 30, 2010 of $161.8 million, including decreases of 2% in North and Latin America and increases of 12% internationally. Net revenue from the sales of masks and other accessories for the three months ended September 30, 2011 totaled $143.8 million, an increase of 20% compared to the three months ended September 30, 2010 of $120.2 million, including increases of 19% in North and Latin America and 21% internationally. Excluding the impact of favorable currency movements, international revenue increased by 5% and 12% for flow generators and masks and other accessories, respectively, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Except for the decrease in sales of flow generators in North and Latin America, which were mainly due to the decline in our CPAP flow generator sales, we believe the increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	-2%	12%	6%	5%	1%
Masks and other accessories	19%	21%	20%	12%	17%
Total	9%	15%	12%	7%	8%

*	Constant currency numbers exclude the impact of movements in international currencies.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit increased for the three months ended September 30, 2011 to $185.1 million from $174.0 million for the three months ended September 30, 2010, an increase of $11.1 million or 6%. Gross profit as a percentage of net revenue for the three months ended September 30, 2011 decreased to 58.8% from 61.7% for the three months ended September 30, 2010. The decline in gross margins for the three months ended September 30, 2011 is primarily due to unfavorable movements in foreign currencies, predominantly the appreciation of the Australian dollar against the U.S. dollar as the majority of our manufacturing labor and overhead is denominated in Australian dollars, and declines in our average selling prices. These negative impacts were partially offset by positive impacts associated with a favorable change in product mix, as sales of our higher margin products represented a higher proportion of our sales and cost savings attributable to manufacturing and supply chain improvements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2011 to $94.2 million from $84.8 million for the three months ended September 30, 2010, an increase of $9.4 million or 11%. Selling, general and administrative expenses, as a percentage of net revenue, were 29.9% for the three months ended September 30, 2011 compared to 30.1% for the three months ended September 30, 2010.

The increase in selling, general and administrative expenses was primarily due to the net appreciation of international currencies against the U.S. dollar, which increased our expenses by approximately $5.4 million for the three months ended September 30, 2011, as reported in U.S. dollars. The increase in selling, general and administrative expenses was also due to an increase in the number of sales and administrative personnel to support our growth and other expenses related to the increase in our sales. As a percentage of net revenue, we expect our future selling, general and administrative expense to be approximately 30%.

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2011 to $26.2 million from $19.7 million for the three months ended September 30, 2010, an increase of $6.5 million or 33%. Research and development expenses, as a percentage of net revenue, were 8.3% for the three months ended September 30, 2011, compared to 7.0% for the three months ended September 30, 2010.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, consulting and contractor expenses and an increase in materials and tooling costs incurred to facilitate development of new products. The increase in research and development expenses was also due to the net appreciation of the Australian dollar against the U.S. dollar, which increased our expenses by approximately $2.9 million for the three ended September 30, 2011, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expenses to be approximately 8%.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2011 totaled $3.8 million, as compared to $2.0 million for the three months ended September 30, 2010. The increase in amortization expense is mainly attributable to our recent acquisitions.

Donations to Foundation

For the three months ended September 30, 2011 we donated $Nil to the ResMed Foundation (the “Foundation”), as compared to $1.0 million for the three months ended September 30, 2010. The Foundation was established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing and to increase public and physician awareness of the importance of sleep and respiratory health throughout the world.

Other Income, Net

Other income, net for the three months ended September 30, 2011 was $5.6 million, compared to $10.2 million for the three months ended September 30, 2010. The decrease in other income, net, during the three months ended September 30, 2011, was predominantly due to losses on foreign currency and hedging transactions. This impact was partly offset by an increase in interest income, net, due to additional cash balances and an increase in interest rates on Australian dollar denominated deposits. Other income, net was also favorably impacted by a gain of $2.1 million on re-measurement of a previously held equity interest to its acquisition-date fair value as a result of the acquisition of BiancaMed.

Income Taxes

Our effective income tax rate of approximately 24.0% for the three months ended September 30, 2011 was lower than our effective income tax rate of approximately 25.9% for the three months ended September 30, 2010. The lower effective income tax rate was primarily due to a change in the geographic mix of our taxable income.

We continue to benefit from the lower Australian and Singapore corporate tax rates and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income

As a result of the factors above, our net income for the three months ended September 30, 2011 was $50.5 million or $0.33 per diluted share compared to net income of $56.7 million or $0.36 per diluted share for the three months ended September 30, 2010, a decrease of 11% and 8%, respectively, over the three months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011 and June 30, 2011, we had cash and cash equivalents of $610.1 million and $735.3 million, respectively. Working capital was $917.1 million and $1,083.6 million at September 30, 2011 and June 30, 2011, respectively.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

As of September 30, 2011 and June 30, 2011, our cash and cash equivalent balances held within the United States amounted to $16.8 million and $111.2 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2011 and June 30, 2011, of $593.3 million and $624.1 million, respectively, were held by our non-U.S. subsidiaries, indefinitely invested outside the United States. Our cash and cash equivalent balances are held at highly rated financial institutions. Should we repatriate our cash and cash equivalent balances held outside the U.S., we would have to adjust the income tax provision in the period any such repatriation were to occur.

Inventories at September 30, 2011 were $188.0 million, a decrease of $26.3 million or 12% over the September 30, 2010 balance of $214.2 million. The decrease in inventories mainly reflects a general improvement in inventory management compared to September 30, 2010.

Accounts receivable at September 30, 2011 were $251.1 million, an increase of $25.3 million or 11% over the September 30, 2010 accounts receivable balance of $225.8 million. Accounts receivable days outstanding of 71 days at September 30, 2011 increased by 1 day compared to the 70 days at September 30, 2010. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2011 and June 30, 2011 was 4.0%. To date we have not experienced any significant decline in the credit quality of our customers and it remains broadly consistent with our past experience.

At September 30, 2011, no capital lease obligations exist. Details of contractual obligations at September 30, 2011 are as follows:

		Payments Due in the Year Ending September 30,
In $000’s	Total	2012	2013	2014	2015	2016	Thereafter
Long-Term Debt	$134,095	$4,095	$0	$130,000	$0	$0	$0
Operating Leases	35,489	12,431	9,087	6,754	3,900	2,321	996
Purchase Obligations	98,964	97,206	1,758	0	0	0	0
Total (A)	$268,548	$113,732	$10,845	$136,754	$3,900	$2,321	$996

(A)	The liabilities related to unrecognized tax benefits are not included in the above contractual obligations because the timing cannot be reliably estimated.

In addition to the contractual obligations set forth above, we may be required to make payments to the German tax authorities related to ongoing appeals of prior tax years under audit. During September and October 2004, we began receiving tax assessment notices for the audit of one of our German subsidiaries by the German tax authorities for the years 1996 through 1998. Certain aspects of these assessment notices are being contested in German tax court. We believe that we have provided adequate reserves for the matters under appeal with the German tax authorities. However, as the outcome of these proceedings cannot be predicted with certainty, any tax issues resolved in a manner not consistent with our expectations may require us to adjust our provision for income tax in the period of resolution. However, we believe the estimate of the range of loss or possible loss in relation to the tax assessment notices for the years which are being contested is not material to our condensed consolidated financial statements.

Details of other commercial commitments as at September 30, 2011 are as follows:

		Amount of Commitment Expiration Per Year Ending September 30,
In $000’s	Total	2012	2013	2014	2015	2016	Thereafter
Standby Letters of Credit	$91	$56	$0	$0	$0	$0	$35
Guarantees	8,362	3,626	956	626	477	0	2,677
Other	1,380	608	386	386	0	0	0
Total	$9,833	$4,290	$1,342	$1,012	$477	$0	$2,712

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

We use independent leasing companies for the purpose of providing finance to certain customers for the purchase of our products. In some cases, we are contingently liable to the leasing companies in the event of a customer default, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold under these arrangements for the three months ended September 30, 2011 amounted to $3.2 million. The maximum potential amount of contingent liability under these arrangements at September 30, 2011 was $5.0 million. The recourse liability we recognized at September 30, 2011, in relation to these leasing arrangements was $0.6 million.

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

Our obligations under the credit agreement are secured by (a) the corporate stock we hold in our subsidiaries ResMed Corp., ResMed Motor Technologies Inc. (“ResMed Motor”) and ResMed Assembly US Inc., (“ResMed US”), and (b) up to 65% of the ownership interests we hold in our subsidiary ResMed EAP Holdings LLC (“ResMed EAP”). Our obligations under the credit agreement are also guaranteed by our subsidiaries ResMed Corp, ResMed US and ResMed Motor. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of Funded Debt to EBITDA (each as defined in the Credit Agreement), an interest coverage ratio and a maximum amount of annual capital expenditures. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs. Events of default include failure to make payments when due, a default in the performance of any covenants in the credit agreement or related documents or certain changes of control of us or our subsidiaries ResMed Corp., ResMed US, ResMed Motor, ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP. At September 30, 2011 there was $130.0 million outstanding under the credit agreement and we were in compliance with our debt covenants.

Prepayment Facility

During the year ended June 30, 2010, ResMed EPN Limited, our wholly-owned UK subsidiary, obtained access to a Prepayment Facility with HSBC Invoice Finance (UK) Limited that provides for a cash advance facility up to a total commitment of 5 million British Pounds Sterling. These advances are limited to 75% of secured outstanding sales invoices. At September 30, 2011, there were no amounts outstanding under this facility.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Acquired External Debt

As part of our acquisition of Gruendler GmbH on August 1, 2011, we assumed debt of 4.7 million Euros. The debt comprises a number of loan agreements of varying terms with financial institutions and venture capital financiers. We repaid 1.8 million Euros during the three months ended September 30, 2011 and expect to pay off the remaining outstanding loans within the next twelve months. Accordingly, all these loans have been treated as current liabilities in our condensed consolidated balance sheets. At September 30, 2011, there was 2.9 million Euros outstanding in respect of these loans.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand and cash generated from operations, and the unused portion of our credit facility.

Acquisitions of Businesses and Business Assets

During the quarter ended September 30, 2011 we acquired BiancaMed Limited and Gruendler GmbH for a total consideration of $64.5 million. All acquisitions were funded out of our cash on-hand. BiancaMed Ltd. is an Irish medical technology company that has developed and is marketing a convenient, non-contact device to monitor sleep and breathing in the home and hospital. Gruendler GmbH is a developer and manufacturer of medical humidification products that can be used with a wide range of ventilators, from neonatal and pediatric, to non-invasive pressure support, to those used in the intensive care unit. The acquisitions have been accounted for as business combinations using purchase accounting and are included in our consolidated financial statements from the date of the acquisitions. The acquisitions are not considered material business combinations and we have not incurred any material acquisition related costs. Refer to Note 13 of the condensed consolidated financial statements for further details of acquisitions made during the period.

Common Stock

On August 24, 2011, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program canceled and replaced our previous share repurchase program authorized on May 27, 2009 pursuant to which we had repurchased 9,952,274 shares. These were in addition to the 6,622,907 shares repurchased under an earlier program authorized on June 6, 2002. The new program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program.

During the three months ended September 30, 2011, we repurchased 4.4 million shares at a cost of $124.7 million. At September 30, 2011, we have repurchased a total of 18.5 million shares at a cost of $629.3 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2011, 18.1 million additional shares can be repurchased under the approved share repurchase program.

PART I – FINANCIAL INFORMATION	Item 2

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

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Principles and Estimates, Continued

(4) Valuation of Deferred Income Taxes. We establish valuation allowances, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carry forwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations.

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

PART I – FINANCIAL INFORMATION	Item 2

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

Recently Issued Accounting Pronouncements

See note 2(s) to the condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

Except for operating leases and receivables transferred to leasing companies with certain recourse limits, as of September 30, 2011, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk

Our reporting currency is the U.S. dollar, although the financial statements of our non-U.S. subsidiaries are maintained in their respective local currencies. We transact business in various foreign currencies, including a number of major European currencies as well as the Australian and Singapore dollars. We have significant foreign currency exposure through both our Australian and Singapore manufacturing activities and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures denominated in Euros and Australian dollars and Singapore dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not enter into financial instruments for trading or speculative purposes. The foreign currency derivatives portfolio is recorded in the consolidated balance sheets at fair value and included in other assets or other liabilities. All movements in the fair value of the foreign currency derivatives are recorded within other income, net, on our consolidated statements of income.

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of September 30, 2011 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	British Pound (GBP)	Swedish Kroner (SEK)	Swiss Franc (CHF)	Canadian Dollar (CAD)
AUD Functional Currency Entities:
Assets	$0	$100,572	$114,470	$0	$185	$11	$0
Liability	0	(94,497)	(117,127)	(820)	(9)	(3,139)	0
Net Total	0	6,075	(2,657)	(820)	176	(3,128)	0
USD Functional Currency Entities:
Assets	0	0	0	0	0	0	8,020
Liability	0	0	0	0	0	0	0
Net Total	0	0	0	0	0	0	8,020
EURO Functional Currency Entities:
Assets	0	0	0	1,765	2,761	1,195	0
Liability	(73)	(96)	0	(920)	(142)	(104)	0
Net Total	(73)	(96)	0	845	2,619	1,091	0
MYR Functional Currency Entities:
Assets	19	116	0	143	0	0	0
Liability	(3)	(2,442)	0	0	0	0	0
Net Total	16	(2,326)	0	143	0	0	0
SGD Functional Currency Entities:
Assets	3,293	24,258	39,564	0	244	0	0
Liability	(2,961)	(26,377)	(32,961)	(121)	0	0	0
Net Total	332	(2,119)	6,603	(121)	244	0	0
INR Functional Currency Entities:
Assets	0	0	0	0	0	0	0
Liability	0	(2,047)	(594)	0	0	0	0
Net Total	0	(2,047)	(594)	0	0	0	0

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency hedges and forward contracts held at September 30, 2011. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our foreign currency contracts.

(In thousands except exchange rates) Foreign Exchange Contracts	FY 2012	FY 2013	FY 2014	Total	Fair Value Assets /(Liabilities)
					Sep 30, 2011	Jun 30, 2011
Receive AUD/Pay USD
Contract amount	$52,500	$60,000	$20,000	$132,500	$3,492	$9,551
Ave. contractual exchange rate	AUD 1 = USD 0.9300	AUD 1 = USD 0.9962	AUD 1 = USD 1.0596	AUD 1 = USD 0.9775
Receive AUD/Pay Euro
Contract amount	$122,500	$109,782	$40,164	$272,446	$1,281	$5,323
Ave. contractual exchange rate	AUD 1 = Euro 0.7204	AUD 1 = Euro 0.7467	AUD 1 = Euro 0.7500	AUD 1 = Euro 0. 7351
Receive SGD/Pay USD
Contract amount	$8,000	0	0	$8,000	($51)	0
Ave. contractual exchange rate	SGD 1 = USD 0.7704			SGD 1 = USD 0.7704
Receive SGD/Pay Euro
Contract amount	$20,082	0	0	$20,082	$45	0
Ave. contractual exchange rate	SGD 1 = USD 0.5705			SGD 1 = USD 0.7704

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, investment securities and debt. At September 30, 2011, we maintained cash and cash equivalents of $610.1 million containing financial instruments that have original maturities of less than 90 days. These financial instruments are principally comprised of bank term deposits and at call accounts and are invested at both short term fixed interest rates and variable interest rates. At September 30, 2011, we had total long-term debt, including the current portion of those obligations, of $134.1 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2011, would not have had a material impact on our pretax income. We have no interest rate hedging agreements.

PART I – FINANCIAL INFORMATION	Item 4

RESMED INC. AND SUBSIDIARIES

Item 4.	Controls and Procedures

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 11, “Legal Actions and Contingencies,” to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At September 30, 2011, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2011.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended September, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 – July 31, 2011	98,543	$30.84	14,213,273	9,566,278
August 1 – August 23, 2011	2,361,908	28.34	16,575,181	7,204,370
New Program Authorization (1)				20,000,000
August 24 – August 31, 2011	275,000	29.27	16,850,181	19,725,000
September 1 – September 30, 2011	1,616,024	28.88	18,466,205	18,108,976
Total	4,351,475	$28.66	18,466,205	18,108,976

(1)

On August 24, 2011, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program canceled and replaced our previous share repurchase program authorized on May 27, 2009 pursuant to which we had repurchased 9,952,274 shares. These were in addition to the 6,622,907 shares repurchased under an earlier program authorized on June 6, 2002. The new program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program. Since the inception of the share buyback programs, we have repurchased 18,466,205 shares at a total cost of $629.3 million.

Item 3	Defaults Upon Senior Securities

None

Item 4	Removed and Reserved

Item 5	Other Information

None

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc. (1)

3.2	Fourth Amended and Restated Bylaws of ResMed Inc. (2)

10.1	Form of Restricted Stock Unit Award Agreement for Executive Officers (3)

10.2	Form of Restricted Stock Unit Award Agreement for Directors (3)

10.3	Form of Stock Option Grant for Executive Officers (3)

10.4	Form of Stock Option Grant for Directors (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 1, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on December 14, 2007.
(3)	Filed herewith.

PART II – OTHER INFORMATION	SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2011

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman, chief executive officer and president
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)