Form 10-Q/A
period 2011-09-30
RESMED INC
filed 2011-11-21
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

At October 25, 2011, there were 147,092,208 shares of Common Stock ($0.004 par value) outstanding. This number excludes 19,206,473 shares held by the registrant as treasury shares.

EXPLANATORY NOTE

RESMED INC. AND SUBSIDIARIES

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the “Report”) filed with the Securities and Exchange Commission on November 3, 2011. This Form 10-Q/A is being filed for the sole purpose of correcting an error on the cover page in the number of shares outstanding of the Registrant’s common stock as of October 25, 2011 which should be 147,092,208 instead of 166,298,681 as the reported number incorrectly included the 19,206,473 shares held as treasury shares. In addition, the Registrant is also including Exhibits 31.1 and 31.2, as required by the filing of this Form 10-Q/A. This Form 10-Q/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

SIGNATURES

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 21, 2011

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman, chief executive officer and president
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)

EXHIBITS

RESMED INC. AND SUBSIDIARIES

Exhibits

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended