Form 10-Q
period 2011-12-31
RESMED INC
filed 2012-02-02
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

At January 25, 2012, there were 144,184,956 shares of Common Stock ($0.004 par value) outstanding. This number excludes 23,206,473 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.	Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$723,233	$735,267
Accounts receivable, net	238,764	274,352
Inventories (note 5)	184,420	200,777
Deferred income taxes	13,598	13,875
Income taxes receivable	2,097	9,294
Prepaid expenses and other current assets	84,655	58,887

Total current assets	1,246,767	1,292,452
Non-current assets:
Property, plant and equipment, net	441,000	462,107
Goodwill and other intangible assets, net (note 7)	322,754	283,398
Deferred income taxes	17,405	18,922
Other assets	13,552	12,043

Total non-current assets	794,711	776,470

Total assets	$2,041,478	$2,068,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	45,763	$55,194
Accrued expenses	112,286	103,787
Deferred revenue	41,840	45,125
Income taxes payable	26,444	3,931
Deferred income taxes	574	640
Current portion of long-term debt (note 8)	1,450	163

Total current liabilities	228,357	208,840
Non-current liabilities:
Deferred income taxes	7,921	8,051
Deferred revenue	15,755	17,237
Long-term debt (note 8)	225,000	100,000
Income taxes payable	3,370	4,057

Total non-current liabilities	252,046	129,345

Total liabilities	480,403	338,185

Commitments and contingencies (notes 14)
Stockholders’ equity: (note 11)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	0	0
Common stock, $0.004 par value, 350,000,000 shares authorized; 167,285,687 issued and 144,679,214 outstanding at December 31, 2011 and 165,783,516 issued and 151,668,786 outstanding at June 30, 2011	579	607
Additional paid-in capital	834,179	798,461
Retained earnings	1,225,252	1,111,862
Treasury stock, at cost, 22,606,473 shares at December 31, 2011, and 14,114,730 shares at June 30, 2011	(739,812)	(504,625)
Accumulated other comprehensive income (note 4)	240,877	324,432

Total stockholders’ equity	1,561,075	1,730,737

Total liabilities and stockholders’ equity	$2,041,478	$2,068,922

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenues	$332,738	$305,986	$647,513	$587,998
Cost of sales	134,023	119,987	263,743	228,045

Gross profit	198,715	185,999	383,770	359,953

Operating expenses:
Selling, general and administrative	100,552	91,581	194,755	176,371
Research and development	27,218	21,972	53,424	41,712
Amortization of acquired intangible assets	3,691	2,573	7,462	4,604
Donation to Foundation	0	0	0	1,000

Total operating expenses	131,461	116,126	255,641	223,687

Income from operations	67,254	69,873	128,129	136,266

Other income, net:
Interest income, net	7,181	6,005	14,103	11,102
Other, net	8,496	3,043	7,196	8,106

Total other income, net	15,677	9,048	21,299	19,208

Income before income taxes	82,931	78,921	149,428	155,474
Income taxes	20,059	20,465	36,038	40,310

Net income	$62,872	$58,456	$113,390	$115,164

Basic earnings per share	$0.43	$0.38	$0.76	$0.76
Diluted earnings per share (note 3)	$0.42	$0.37	$0.75	$0.73
Basic shares outstanding	146,369	152,420	148,368	152,006
Diluted shares outstanding	149,515	157,593	151,835	157,276

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$113,390	$115,164
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,404	32,988
Impairment of long-lived assets	0	2,257
Stock-based compensation costs	14,590	16,503
Impairment of cost-method investments	2,299	0
Foreign currency revaluation	(9,504)	(12,292)
Gain on previously held equity interest resulting from business combination	(2,070)	0
Tax benefit from stock option exercises	(1,796)	(8,550)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	26,310	1,720
Inventories, net	8,936	(9,036)
Prepaid expenses, net deferred income taxes and other current assets	(21,566)	3,479
Accounts payable, accrued expenses and other liabilities	26,163	(14,779)

Net cash provided by operating activities	200,156	127,454

Cash flows from investing activities:
Purchases of property, plant and equipment	(25,189)	(33,119)
Patent registration costs	(3,781)	(3,609)
Proceeds from sale of maturing investment securities	0	3,950
Purchases of other intangible assets	(7,000)	(1,130)
Business acquisitions, net of cash acquired	(51,923)	(21,150)
Purchases of cost-method investments	(4,796)	(1,166)
Purchases of foreign currency options	0	(543)
Proceeds from exercise of foreign currency options	5,036	9,989

Net cash used in investing activities	(87,653)	(46,778)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	19,935	53,742
Tax benefit from stock option exercises	1,796	8,550
Purchases of treasury stock	(235,971)	(41,361)
Proceeds from borrowings	175,384	0
Repayment of borrowings	(55,393)	(59,382)

Net cash used in financing activities	(94,249)	(38,451)

Effect of exchange rate changes on cash	(30,288)	85,200

Net increase (decrease) in cash and cash equivalents	(12,034)	127,425
Cash and cash equivalents at beginning of period	735,267	488,776

Cash and cash equivalents at end of period	$723,233	$616,201

Supplemental disclosure of cash flow information:
Income taxes paid	$21,855	$43,554
Interest paid	$1,792	$694

Fair value of assets acquired, excluding cash	$24,648	$17,142
Liabilities assumed	(11,906)	(450)
Goodwill on acquisition	51,798	4,958

Total purchase price	64,540	21,650
Less: Consideration not paid in the current period	(12,617)	(500)

Cash paid for acquisition	$51,923	$21,150

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

References in these notes to the unaudited condensed consolidated financial statements to “ResMed Inc.”, “we”, “us”, “our” or the “Company” refer to ResMed Inc. and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

The condensed consolidated financial statements for the six months ended December 31, 2011 and 2010 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2011.

(2)	Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Under the amendments in this standard, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this standard in fiscal year 2012, if we early adopt these amendments, or in fiscal year 2013, to have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued authoritative guidance with respect to the presentation of other comprehensive income in financial statements. The main provisions of the standard provide that an entity that reports other comprehensive income has the option to present comprehensive income in either a single statement or in a two-statement approach. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement, followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. Early adoption is permitted. We do not expect the adoption of this standard in fiscal year 2012, if we early adopt these amendments, or in fiscal year 2013, to have a material impact on our condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(3)	Earnings Per Share

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

Stock options of 1,985,962 and 683,000 for the three months ended December 31, 2011 and 2010, respectively, and stock options of 1,714,404 and 633,000 for the six months ended December 31, 2011 and 2010, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three and six months ended December 31, 2011 and 2010 are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Numerator:
Net income, used in calculating diluted earnings per share	$62,872	$58,456	$113,390	$115,164
Denominator:
Basic weighted-average common shares outstanding	146,369	152,420	148,368	152,006
Effect of dilutive securities:
Stock options and restricted stock units	3,146	5,173	3,467	5,270
Diluted weighted average shares	149,515	157,593	151,835	157,276
Basic earnings per share	$0.43	$0.38	$0.76	$0.76
Diluted earnings per share	$0.42	$0.37	$0.75	$0.73

(4)	Comprehensive Income

Accumulated other comprehensive income was comprised of foreign currency translation gains of $240.9 million at December 31, 2011 and $324.4 million at June 30, 2011.

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(5)	Inventories

Inventories were comprised of the following at December 31, 2011 and June 30, 2011 (in thousands):

	December 31, 2011	June 30, 2011
Raw materials	$74,942	$73,836
Work in progress	2,601	4,147
Finished goods	106,877	122,794
Inventories, net	$184,420	$200,777

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at December 31, 2011 and June 30, 2011, was $4.5 million and $4.3 million, respectively. During the six months ended December 31, 2011 we re-measured a previously held equity interest to its acquisition-date fair value as a result of acquiring the remaining interest as part of a business combination and recognized a gain of $2.1 million in other income, net within our condensed consolidated statements of income. See Note 15 for additional information.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We determine the fair value of our cost-method investments to evaluate whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service companies and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values which can be market supported and unobservable inputs including future cash flows. During the six months ended December 31, 2011 and 2010, we recognized $2.3 million and $nil, respectively, of impairment losses related to our cost-method investments, which include investments in privately held service companies, and research companies. The expense associated with this impairment has been included in other income, net within our condensed consolidated statements of income. We based these impairment losses on our determination that the declines in the fair value of these investments were other-than temporary. We have determined, after the impairment charge, that the fair value of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the six months ended December 31, 2011 (thousands):

Cost-Method Investments
Balance at July 1, 2011	$4,264
Purchases	4,796
Elimination due to acquisition of entity (refer to Note 15)	(2,261)
Impairment of cost-method investments	(2,299)
Foreign currency translation	(24)
Balance at December 31, 2011	$4,476

(7)	Goodwill and Other Intangible Assets, net

Changes in the carrying amount of goodwill for the six months ended December 31, 2011, were as follows (in thousands):

Balance at July 1, 2011	$235,487
Goodwill on business acquisition	51,798
Foreign currency translation adjustments	(26,176)
Balance at December 31, 2011	$261,109

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(7)	Goodwill and Other Intangible Assets, net, Continued

Other intangible assets are comprised of the following as of December 31, 2011, and June 30, 2011 (in thousands):

	December 31, 2011	June 30, 2011
Developed/core product technology	$68,412	$59,293
Accumulated amortization	(35,628)	(34,480)
Developed/core product technology, net	32,784	24,813
Trade names	2,697	2,577
Accumulated amortization	(2,122)	(2,090)
Trade names, net	575	487
Non compete agreements	2,312	1,928
Accumulated amortization	(600)	(333)
Non compete agreements, net	1,712	1,595
Customer relationships	23,106	16,688
Accumulated amortization	(12,594)	(11,990)
Customer relationships, net	10,512	4,698
Patents	55,173	54,300
Accumulated amortization	(39,111)	(37,982)
Patents, net	16,062	16,318
Total other intangibles, net	$61,645	$47,911

Refer to Note 15 of the condensed consolidated financial statements for further details of acquisitions made during the period.

(8)	Long-Term Debt

Long-term debt at December 31, 2011, and June 30, 2011 consists of the following (in thousands):

	December 31, 2011	June 30, 2011
Current portion of long-term debt	$1,450	$163
Non-current portion of long-term debt	225,000	100,000
Total long-term debt	$226,450	$100,163

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

Our obligations under the credit agreement are secured by (a) the corporate stock we hold in our subsidiaries ResMed Corp. and ResMed Motor Technologies Inc. (“ResMed Motor”), and (b) up to 65% of the ownership interests we hold in our subsidiary ResMed EAP Holdings LLC (“ResMed EAP”). Our obligations under the credit agreement are also guaranteed by our subsidiaries ResMed Corp and ResMed Motor. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of Funded Debt to EBITDA (each as defined in the credit agreement), an interest coverage ratio and a maximum amount of annual capital expenditures. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs. Events of default include failure to make payments when due, a default in the performance of any covenants in the credit agreement or related documents or certain changes of control of us or our subsidiaries ResMed Corp., ResMed Motor, ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP.

At December 31, 2011 we were in compliance with our debt covenants and there was $225.0 million outstanding under the credit agreement.

Assumed External Debt

As part of our acquisition of Gruendler GmbH on August 1, 2011, detailed in Note 15, we assumed debt of 4.7 million Euros. The debt comprises a number of loan agreements of varying terms with financial institutions and venture capital financiers. We repaid 3.7 million Euros during the six months ended December 31, 2011 and expect to settle the remaining outstanding loans within the next six months. Accordingly, all these loans have been treated as current liabilities in our condensed consolidated balance sheets. At December 31, 2011, there was 1.0 million Euros outstanding in respect of these loans.

(9)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the six months ended December 31, 2011 and 2010 are as follows (in thousands):

	Six months ended December 31,
	2011	2010
Balance at the beginning of the period	$19,032	$11,507
Warranty accruals for the period	8,211	5,714
Warranty costs incurred for the period	(6,349)	(5,632)
Foreign currency translation adjustments	(1,219)	2,336
Balance at the end of the period	$19,675	$13,925

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Stock-Based Employee Compensation

We measure the compensation expense of all stock-based awards at fair value on the grant date. We estimate the fair value of stock options and purchase rights granted under the employee stock purchase plan (the “ESPP”) using Black-Scholes valuation model. The fair value of restricted stock units is equal to the market value of the underlying shares as determined at the grant date. We recognize the fair value as compensation expense using the straight-line method over the service period for awards expected to vest.

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP assuming no dividends and using the following assumptions:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Stock options:
Weighted average grant date fair value	$8.89	$10.32	$8.90	$10.30
Weighted average risk-free interest rate	1.0%	1.3%	1.0%	1.3%
Expected option life in years	5.3	5.3	5.3	5.0 – 5.3
Expected volatility	34%	31%	31 – 34%	31 – 32%
ESPP purchase rights:
Weighted average risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected option life in years	6 months	6 months	6 months	6 months
Expected volatility	24 – 40%	26 – 29%	24 – 40%	26 – 29%

(11)	Stockholders’ Equity

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

During the three and six months ended December 31, 2011, we repurchased 4.1 million and 8.5 million shares, respectively, at a cost of $110.5 million and $235.2 million, respectively. At December 31, 2011, we have repurchased a total of 22.6 million shares at a cost of $739.8 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2011, 14.0 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the Board of Directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at December 31, 2011 and June 30, 2011.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Stockholders’ Equity, Continued

Stock Options and Restricted Stock Units. We have granted stock options and restricted stock units to personnel, including officers and directors, in accordance with the ResMed Inc. 2009 Incentive Award Plan (the “2009 Plan”). These options and restricted stock units have expiration dates of seven years from the date of grant and vest over one or four years. We have granted the options with an exercise price equal to the market value as determined at the date of grant.

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 35,475,000. The number of securities remaining available for future issuance under the 2009 Plan at December 31, 2011 is 14,251,060. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) two (2.0) shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

At December 31, 2011, there was $79.8 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 3.1 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at December 31, 2011 was $130.1 million and $62.7 million, respectively. The aggregate intrinsic value of the options exercised during the six months ended December 31, 2011 and 2010, was $12.0 million and $40.1 million, respectively.

The following table summarizes option activity during the six months ended December 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	12,230,684	$19.24	3.80 years
Granted	758,515	27.64
Exercised	(1,037,965)	18.00
Forfeited	(238,275)	23.09
Outstanding at end of period	11,712,959	$19.82	3.55 years
Exercise price range of granted options	$27.58 - $30.18
Options exercisable at end of period	8,734,299	$18.36

The following table summarizes the activity of restricted stock units during the six months ended December 31, 2011:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	1,635,686	$30.16	1.73 years
Granted	1,137,481	27.85
Vested	(406,126)	29.71
Forfeited	(116,710)	29.61
Outstanding at end of period	2,250,331	$29.11	2.04 years

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Stockholders’ Equity, Continued

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved at the annual meeting of our stockholders on November 18, 2009, as an amendment to the previously approved employee stock purchase plan. Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At December 31, 2011, the number of shares remaining available for future issuance under the ESPP is 615,000. During the six months ended December 31, 2011, we recognized $1.2 million of stock-based compensation expense associated with the ESPP.

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

We held foreign currency instruments with notional amounts totaling $377.0 million and $309.9 million at December 31, 2011 and June 30, 2011, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to December 31, 2014.

The fair value and effect of derivative instruments on our condensed consolidated financial statements were as follows (in thousands):

	Asset Derivatives	December 31, 2011		Gain recognized in Income
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Location of gain recognized in Income	Six Months Ended December 31, 2011
Foreign Exchange Contracts	Other Assets	$14,861	Other Income	$11,709

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(12)	Derivative Instruments and Hedging Activities, Continued

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at December 31, 2011 and June 30, 2011 was $14.9 million and $14.8 million, respectively, which represents the positive fair value of our foreign currency derivatives. These values are included in the current and non-current balances of other assets on the condensed consolidated balance sheets. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and, as such, we do not expect material losses as a result of default by our counterparties.

(13)	Fair Value Measurements

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

•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market.

The following table summarizes our financial assets and liabilities, as at December 31, 2011, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$723,233	$0	$0	$723,233
Foreign currency options	0	14,861	0	14,861
	$723,233	$14,861	$0	$738,094

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

We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2011 or June 30, 2011.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(14)	Legal Actions and Contingencies

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

Contingent Obligations Under Recourse Provisions

We use independent leasing companies for the purpose of providing finance to certain customers for the purchase of our products. In some cases, we are contingently liable to the leasing companies in the event of a customer default, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold under these arrangements for the six months ended December 31, 2011 amounted to $6.1 million. The maximum potential amount of contingent liability under these arrangements at December 31, 2011 was $4.5 million. The recourse liability we recognized at December 31, 2011, in relation to these arrangements was $0.6 million.

(15)	Acquisitions of Businesses

On July 5, 2011 we acquired the remaining 87% of the outstanding shares of BiancaMed Ltd. (“BiancaMed”), an Irish medical technology company, that has developed and is marketing a convenient, non-contact device to monitor sleep and breathing in the home and hospital. We previously held 13% of the outstanding shares of BiancaMed which was re-measured to its acquisition-date fair value of $4.3 million based on the difference between the fair value of 100% of BiancaMed’s shares less the fair value of the consideration transferred, excluding any control premium. As a result we recognized a gain of $2.1 million in Other Income during the six months ended December 31, 2011. The acquisition has been accounted for as a business combination using purchase accounting and is included in our consolidated financial statements from July 5, 2011. The acquisition is not considered a material business combination and was funded through cash on-hand. We have not incurred any material acquisition related costs.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(15)	Acquisitions of Businesses, Continued

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

The cost of the acquisitions has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. We completed the purchase price allocations in the quarter ending December 31, 2011 and there were no material modifications from the preliminary purchase price allocation. The goodwill recognized as part of these acquisitions mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

The following table summarizes the aggregated purchase price allocation of the assets acquired and liabilities assumed at the date of acquisitions based on an independent appraisal and internal studies (in thousands):

Purchase Price Allocation
Cash	$4,136
Accounts receivable	352
Inventory	1,249
Other assets	1,030
Property, plant & equipment	3,312
Developed technology (useful life of 8 years)	16,039
Customer relationships (useful life of 3-5 years)	2,205
Trade name (useful life of 2-3 years)	461
Goodwill (non-amortizing, non-tax deductible)	51,798
Total assets acquired	$80,582
Current liabilities, primarily consisting of accounts payable, accrued expenses, debt and deferred tax liabilities	(8,502)
Non-current liabilities, primarily consisting of deferred tax liabilities	(3,404)
Net assets acquired	$68,676

(16)	Subsequent Events

On January 25, 2012, we entered into a first amendment to the existing credit agreement, between us, as borrower, and lenders, Union Bank, N.A.; HSBC Bank USA, National Association; Commonwealth Bank of Australia and Wells Fargo Bank, N.A. The amendment increases, from $300 million to $400 million, the maximum principal amount that can be borrowed on a revolving basis under the credit agreement, subject to customary conditions.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and six months ended December 31, 2011. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with selected financial data and condensed consolidated financial statements and notes, included herein.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three and six months ended December 31, 2011, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between sleep-disordered breathing/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea with regards to occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During the three and six months ended December 31, 2011, we invested $27.2 million and $53.4 million, respectively, on research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We have recently introduced the Stellar™ ventilation device, the S9 VPAP™ series of bilevel devices and the Mirage™ FX mask. We are taking steps to increase awareness of the health dangers of sleep-disordered breathing by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between sleep-disordered breathing, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We believe these efforts should also support our efforts to inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the three months ended December 31, 2011, our net revenue increased by 9% when compared to the three months ended December 31, 2010. Gross margin was 59.7% for the three months ended December 31, 2011 compared to 60.8% for the three months ended December 31, 2010. Diluted earnings per share for the three months ended December 31, 2011 increased to $0.42 per share, up from $0.37 per share in the three months ended December 31, 2010.

At December 31, 2011, our cash and cash equivalents totaled $723.2 million, our total assets were $2.0 billion and our stockholders’ equity was $1.6 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended December 31, 2011 to $332.7 million compared to $306.0 million for the three months ended December 31, 2010, an increase of $26.7 million or 9%. The increase in net revenue is primarily attributable to an increase in unit sales of our S9 autoset and bilevel flow generators, masks and accessories. Movements in international currencies against the U.S. dollar positively impacted revenues by approximately $0.7 million during the three months ended December 31, 2011. Excluding the impact of foreign currency movements, net revenue for the three months ended December 31, 2011 increased by 9% compared to the three months ended December 31, 2010.

Net revenue in North and Latin America increased for the three months ended December 31, 2011 to $182.5 million from $163.2 million for the three months ended December 31, 2010, an increase of 12%. We believe this increase predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases including the S9 bilevel flow generators and the Quattro FX and Mirage FX masks. Net international revenue, which includes all markets outside North and Latin America, for the three months ended December 31, 2011, increased to $150.2 million from $142.8 million for the three months ended December 31, 2010, an increase of 5%. Movements in international currencies against the U.S. dollar positively impacted international revenues by approximately $0.7 million during the three months ended December 31, 2011. Excluding the impact of movements in international currencies, international sales grew by 5% compared to the three months ended December 31, 2010. We believe this increase in sales outside North and Latin America predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases including the S9 bilevel flow generators and the Quattro FX and Mirage FX masks.

Net revenue from the sales of flow generators, including humidifiers, for the three months ended December 31, 2011 totaled $180.6 million, an increase of 3% compared to the three months ended December 31, 2010 of $175.4 million, including increases of 4% in North and Latin America and 2% internationally. Net revenue from the sales of masks and other accessories for the three months ended December 31, 2011 totaled $152.1 million, an increase of 16% compared to the three months ended December 31, 2010 of $130.6 million, including increases of 19% in North and Latin America and 12% internationally. Excluding the impact of favorable currency movements, international revenue increased by 2% and 11% for flow generators and masks and other accessories, respectively, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the three months ended December 31, 2011 compared to the three months ended December 31, 2010:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	4%	2%	3%	2%	3%
Masks and other accessories	19%	12%	16%	11%	16%
Total	12%	5%	9%	5%	9%

*	Constant currency numbers exclude the impact of movements in international currencies.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, continued

Net revenue for the six months ended December 31, 2011, was $647.5 million as compared to $588.0 million for the six months ended December 31, 2010, an increase of 10%. For the six months ended December 31, 2011, revenue from sales of flow generators increased by 4% compared to the six months ended December 31, 2010, comprising a 1% increase in North and Latin America and a 7% increase internationally. Revenue from sales of mask systems, motors and other accessories increased by 18%, comprising a 19% increase in North and Latin America and a 16% increase internationally, for the six months ended December 31, 2011 compared to the six months ended December 31, 2010. Movement in international currencies against the U.S. dollar positively impacted net revenue by approximately $11.2 million during the six months ended December 31, 2011. Excluding the impact of favorable currency movements, total revenue for the six months ended December 31, 2011 increased by 8% compared to the six months ended December 31, 2010. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, and strong sales from our new products.

The following table summarizes the percentage movements in our net revenue for the six months ended December 31, 2011 compared to the six months ended December 31, 2010:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency) *
Flow generators	1%	7%	4%	3%	2%
Masks, motors and other accessories	19%	16%	18%	11%	16%
Total	10%	10%	10%	6%	8%

*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended December 31, 2011 to $198.7 million from $186.0 million for the three months ended December 31, 2010, an increase of $12.7 million or 7%. Gross profit as a percentage of net revenue for the three months ended December 31, 2011 decreased to 59.7% from 60.8% for the three months ended December 31, 2010.

Gross profit increased for the six months ended December 31, 2011 to $383.8 million from $360.0 million for the six months ended December 31, 2010, an increase of $23.8 million or 7%. Gross profit as a percentage of net revenue for the six months ended December 31, 2011 was 59.3% compared to 61.2% for the six months ended December 31, 2010.

The decline in gross margins for the three and six months ended December 31, 2011 is primarily due to unfavorable movements in foreign currencies, predominantly the appreciation of the Australian dollar against the U.S. dollar as the majority of our manufacturing labor and overhead is denominated in Australian dollars, and declines in our average selling prices. These negative impacts were partially offset by positive impacts associated with a favorable change in product mix, as sales of our higher margin products represented a higher proportion of our sales, and cost savings attributable to manufacturing and supply chain improvements.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2011 to $100.6 million from $91.6 million for the three months ended December 31, 2010, an increase of $9.0 million or 10%. Selling, general and administrative expenses, as a percentage of net revenue, were 30.2% for the three months ended December 31, 2011 compared to 29.9% for the three months ended December 31, 2010.

Selling, general and administrative expenses increased for the six months ended December 31, 2011 to $194.8 million from $176.4 million for the six months ended December 31, 2010, an increase of $18.4 million or 10%. Selling, general and administrative expenses, as a percentage of net revenue, were 30.1% for the six months ended December 31, 2011 compared to 30.0% for the six months ended December 31, 2010.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was also impacted by the net appreciation of international currencies against the U.S. dollar, which increased our expenses by approximately $0.5 million and $5.9 million for the three and six months ended December 31, 2011, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to be approximately 30%.

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2011 to $27.2 million from $22.0 million for the three months ended December 31, 2010, an increase of $5.2 million or 24%. Research and development expenses, as a percentage of net revenue, were 8.2% for the three months ended December 31, 2011, compared to 7.2% for the three months ended December 31, 2010.

Research and development expenses increased for the six months ended December 31, 2011 to $53.4 million from $41.7 million for the six months ended December 31, 2010, an increase of $11.7 million or 28%. Research and development expenses, as a percentage of net revenue, were 8.3%, for the six months ended December 31, 2011 compared to 7.1% for the six months ended December 31, 2010.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, consulting and contractor expenses and an increase in materials and tooling costs incurred to facilitate development of new products. The increase in research and development expenses was also due to the net appreciation of the Australian dollar against the U.S. dollar, which increased our expenses by approximately $0.6 million and $3.6 million for the three and six months ended December 31, 2011, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue to be approximately 8%.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended December 31, 2011 totaled $3.7 million and $7.5 million, respectively, as compared to $2.6 million and $4.6 million for the three and six months ended December 31, 2010, respectively. The increase in amortization expense is mainly attributable to our recent acquisitions.

Donations to Foundation

For the three and six months ended December 31, 2011, we did not make a donation to the ResMed Foundation (the “Foundation”). The Foundation was established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing and to increase public and physician awareness of the importance of sleep and respiratory health throughout the world. For the three and six months ended December 31, 2010, we donated a total of $Nil and $1.0 million, respectively, to the ResMed Foundation.

Other Income, Net

Other income, net for the three and six months ended December 31, 2011 was $15.7 million and $21.3 million, respectively, compared to $9.0 million and $19.2 million, respectively, for the three and six months ended December 31, 2010. The increase in other income, net, during the three and six months ended December 31, 2011, was predominantly due to gains on foreign currency and hedging transactions. The increase was also, due to the increase in interest income as a result of higher cash balances.

Income Taxes

Our effective income tax rate of approximately 24.2% for the three months ended December 31, 2011 was lower than our effective income tax rate of approximately 25.9% for the three months ended December 31, 2010. Our effective income tax rate of approximately 24.1% for the six months ended December 31, 2011 was lower than our effective tax rate of 25.9% for the six months ended December 31, 2010. The lower tax rate was primarily due to a change in the geographic mix of our taxable income.

We continue to benefit from the Australian and Singapore corporate tax rates and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income

Our net income for the three months ended December 31, 2011 was $62.9 million or $0.42 per diluted share compared to net income of $58.5 million or $0.37 per diluted share for the three months ended December 31, 2010, an increase of 8% and 14%, respectively, over the three months ended December 31, 2010.

Our net income for the six months ended December 31, 2011 was $113.4 million or $0.75 per diluted share compared to net income of $115.2 million or $0.73 per diluted share for the six months ended December 31, 2010, a decrease of 2% and an increase of 3%, respectively, over the six months ended December 31, 2010.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 2011 and June 30, 2011, we had cash and cash equivalents of $723.2 million and $735.3 million, respectively. Working capital was $1.0 billion and $1.1 billion at December 31, 2011 and June 30, 2011, respectively.

As of December 31, 2011 and June 30, 2011, our cash and cash equivalent balances held within the United States amounted to $51.1 million and $111.2 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2011 and June 30, 2011, of $672.1 million and $624.1 million, respectively, were held by our non-U.S. subsidiaries, indefinitely invested outside the United States. Our cash and cash equivalent balances are held at highly rated financial institutions. Should we repatriate our cash and cash equivalent balances held outside the U.S., we would have to adjust the income tax provision in the period any such repatriation were to occur.

Inventories at December 31, 2011 were $184.4 million, a decrease of $30.5 million or 14% over the December 31, 2010 balance of $214.9 million. The decrease in inventories mainly reflects a general improvement in inventory management compared to December 31, 2010.

Accounts receivable at December 31, 2011 were $238.8 million, a decrease of $12.3 million or 5% over the December 31, 2010 accounts receivable balance of $251.1 million. Accounts receivable days outstanding of 63 days at December 31, 2011 decreased by 4 days compared to the 67 days at December 31, 2010. Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2011 and June 30, 2011 was 3.4% and 4.0%, respectively. The decrease in the allowance for doubtful accounts as a percentage of total accounts receivable mainly reflects the write-off of certain bad debts against a specific provision. To date we have not experienced any significant decline in the credit quality of our customers and it remains broadly consistent with our past experience.

At December 31, 2011, no capital lease obligations exist. Details of our contractual obligations at December 31, 2011 are as follows:

	Payments Due in the Year Ending December 31,
In $000’s	Total	2012	2013	2014	2015	2016	Thereafter
Long-Term Debt	$226,450	$1,450	$0	$225,000	$0	$0	$0
Operating Leases	35,420	11,888	9,420	7,100	3,541	2,398	1,073
Purchase Obligations	74,925	74,622	303	0	0	0	0
Total (A)	$336,795	$87,960	$9,723	$232,100	$3,541	$2,398	$1,073

(A)	The liabilities related to unrecognized tax benefits are not included in the above contractual obligations because the timing cannot be reliably estimated.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Details of other commercial commitments as at December 31, 2011 are as follows:

Amount of Commitment Expiration Per Year Ending December 31,
In $000’s	Total	2012	2013	2014	2015	2016	Thereafter
Standby Letters of Credit	$89	$54	$0	$0	$0	$0	$35
Guarantees	8,664	4,107	832	802	318	0	2,605
Other	1,356	540	408	408	0	0	0
Total	$10,109	$4,701	$1,240	$1,210	$318	$0	$2,640

We use independent leasing companies for the purpose of providing finance to certain customers for the purchase of our products. In some cases, we are contingently liable to the leasing companies in the event of a customer default, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold under these arrangements for the six months ended December 31, 2011 amounted to $6.1 million. The maximum potential amount of contingent liability under these arrangements at December 31, 2011 was $4.5 million. The recourse liability we recognized at December 31, 2011, in relation to these leasing arrangements was $0.6 million.

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

Our obligations under the credit agreement are secured by (a) the corporate stock we hold in our subsidiaries ResMed Corp. and ResMed Motor Technologies Inc. (“ResMed Motor”), and (b) up to 65% of the ownership interests we hold in our subsidiary ResMed EAP Holdings LLC (“ResMed EAP”). Our obligations under the credit agreement are also guaranteed by our subsidiaries ResMed Corp and ResMed Motor. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of Funded Debt to EBITDA (each as defined in the credit agreement), an interest coverage ratio and a maximum amount of annual capital expenditures. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs. Events of default include failure to make payments when due, a default in the performance of any covenants in the credit agreement or related documents or certain changes of control of us or our subsidiaries ResMed Corp., ResMed Motor, ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP. At December 31, 2011 there was $225.0 million outstanding under the credit agreement and we were in compliance with our debt covenants.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Acquired External Debt

As part of our acquisition of Gruendler GmbH on August 1, 2011, detailed in Note 15, we assumed debt of 4.7 million Euros. The debt comprises a number of loan agreements of varying terms with financial institutions and venture capital financiers. We repaid 3.7 million Euros during the six months ended December 31, 2011 and expect to pay off the remaining outstanding loans within the next six months. Accordingly, all these loans have been treated as current liabilities in our condensed consolidated balance sheets. At December 31, 2011, there was 1.0 million Euros outstanding in respect of these loans.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand and cash generated from operations, and the unused portion of our credit facility.

Acquisitions of Businesses and Business Assets

During the six months ended December 31, 2011 we acquired BiancaMed Limited and Gruendler GmbH for a total consideration of $64.5 million. All acquisitions were funded out of our cash on-hand. BiancaMed Ltd. is an Irish medical technology company that has developed and is marketing a convenient, non-contact device to monitor sleep and breathing in the home and hospital. Gruendler GmbH is a developer and manufacturer of medical humidification products that can be used with a wide range of ventilators, from neonatal and pediatric, to non-invasive pressure support, to those used in the intensive care unit. The acquisitions have been accounted for as business combinations using purchase accounting and are included in our consolidated financial statements from the date of the acquisitions. The acquisitions are not considered material business combinations and we have not incurred any material acquisition related costs. Refer to Note 15 of the condensed consolidated financial statements for further details of acquisitions made during the period.

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

During the three and six months ended December 31, 2011, we repurchased 4.1 million and 8.5 million shares, respectively, at a cost of $110.5 million and $235.2 million, respectively. At December 31, 2011, we have repurchased a total of 22.6 million shares at a cost of $739.8 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2011, 14.0 million additional shares can be repurchased under the approved share repurchase program.

Critical Accounting Principles and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, goodwill, potentially impaired assets, intangible assets, income taxes and contingencies.

We state these accounting policies in the notes to the financial statements and at relevant sections in this discussion and analysis. The estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended June 30, 2011.

Recently Issued Accounting Pronouncements

See note 2 to the condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

Except for operating leases and receivables transferred to leasing companies with certain recourse limits, as of December 31, 2011, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of December 31, 2011 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	British Pound (GBP)	Swedish Kroner (SEK)	Swiss Franc (CHF)	Canadian Dollar (CAD)
AUD Functional Currency Entities:
Assets	$0	$105,537	$101,528	$0	$203	$0	$0
Liability	0	(97,715)	(73,456)	(692)	(19)	(2,687)	0
Net Total	0	7,822	28,072	(692)	184	(2,687)	0
USD Functional Currency Entities:
Assets	0	0	0	0	0	0	8,091
Liability	0	0	(361)	0	0	0	0
Net Total	0	0	(361)	0	0	0	8,091
EURO Functional Currency Entities:
Assets	0	0	0	2,042	3,245	1,509	0
Liability	0	(487)	0	(1,279)	(145)	(198)	0
Net Total	0	(487)	0	763	3,100	1,311	0
MYR Functional Currency Entities:
Assets	3	50	60	0	0	0	0
Liability	(39)	(3,943)	0	0	0	0	0
Net Total	(36)	(3,893)	60	0	0	0	0
SGD Functional Currency Entities:
Assets	2,219	31,954	43,325	0	244	0	0
Liability	(5,218)	(22,750)	(44,036)	(139)	0	0	0
Net Total	(2,999)	9,204	(711)	(139)	244	0	0
INR Functional Currency Entities:
Assets	1	0	0	0	0	0	0
Liability	0	(2,529)	(654)	0	0	0	0
Net Total	1	(2,529)	(654)	0	0	0	0

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency hedges and forward contracts held at December 31, 2011. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our foreign currency contracts.

(In thousands except exchange rates) Foreign Exchange Contracts	FY 2012	FY 2013	FY 2014	Total	Fair Value Assets / (Liabilities)
					Dec 31, 2011	Jun 30, 2011
Receive AUD/Pay USD
Contract amount	$60,000	$60,000	$20,000	$140,000	$6,048	$9,551
Ave. contractual exchange rate	AUD 1 = USD 0.9550	AUD 1 = USD 0.9962	AUD 1 = USD 1.0596	AUD 1 = USD 0.9864
Receive AUD/Pay Euro
Contract amount	$59,620	$106,280	$38.880	$204,780	$8,819	$5,323
Ave. contractual exchange rate	AUD 1 = Euro 0.7450	AUD 1 = Euro 0.7467	AUD 1 = Euro 0.7500	AUD 1 = Euro 0. 7469
Receive SGD/Pay Euro
Contract amount	$32,400	0	0	$32,400	($6)	0
Ave. contractual exchange rate	SGD 1 = USD 0.5951			SGD 1 = USD 0. 5951

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, investment securities and debt. At December 31, 2011, we maintained cash and cash equivalents of $723.2 million containing financial instruments that have original maturities of less than 90 days. These financial instruments are principally comprised of bank term deposits and at call accounts and are invested at both short term fixed interest rates and variable interest rates. At December 31, 2011, we had total long-term debt, including the current portion of those obligations, of $226.5 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended December 31, 2011, would not have had a material impact on our pretax income. We have no interest rate hedging agreements.

PART I – FINANCIAL INFORMATION	Item 4

RESMED INC. AND SUBSIDIARIES

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 14, “Legal Actions and Contingencies,” to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At December 31, 2011, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2011.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the six months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2011	98,543	$30.84	14,213,273	9,566,278
August 1 – August 23, 2011	2,361,908	28.34	16,575,181	7,204,370
New Program Authorization (1)				20,000,000
August 24 – August 31, 2011	275,000	29.27	16,850,181	19,725,000
September 1 – September 30, 2011	1,616,024	28.88	18,466,205	18,108,976
October 1 – October 31, 2011	1,066,155	28.77	19,532,360	17,042,821
November 1 – November 30, 2010	1,624,113	26.87	21,156,473	15,418,708
December 1 – December 31, 2010	1,450,000	24.94	22,606,473	13,968,708
Total	8,491,743	$32.73	22,606,473	13,968,708

(1)

On August 24, 2011, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program canceled and replaced our previous share repurchase program authorized on May 27, 2009 pursuant to which we had repurchased 9,952,274 shares. These were in addition to the 6,622,907 shares repurchased under an earlier program authorized on June 6, 2002. The new program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program. Since the inception of the share buyback programs, we have repurchased 22,606,473 shares at a total cost of $739.8 million.

Item 3	Defaults Upon Senior Securities

None

Item 4	Removed and Reserved

Item 5	Other Information

None

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc. (1)

3.2	Fourth Amended and Restated Bylaws of ResMed Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed on February 2, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.

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

February 2, 2012

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer
(Principal Financial Officer)