Form 10-Q
period 2012-03-31
RESMED INC
filed 2012-05-01
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 25, 2012, there were 142,755,903 shares of Common Stock ($0.004 par value) outstanding. This number excludes 25,601,749 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.	Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	March 31, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$776,067	$735,267
Accounts receivable, net	267,930	274,352
Inventories (note 5)	183,488	200,777
Deferred income taxes	13,683	13,875
Income taxes receivable	3,182	9,294
Prepaid expenses and other current assets	81,501	58,887

Total current assets	1,325,851	1,292,452
Non-current assets:
Property, plant and equipment, net	443,090	462,107
Goodwill and other intangible assets, net (note 7)	327,233	283,398
Deferred income taxes	20,534	18,922
Other assets	12,135	12,043

Total non-current assets	802,992	776,470

Total assets	$2,128,843	$2,068,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	54,726	$55,194
Accrued expenses	122,772	103,787
Deferred revenue	43,728	45,125
Income taxes payable	34,674	3,931
Deferred income taxes	597	640
Current portion of long-term debt (note 8)	982	163

Total current liabilities	257,479	208,840
Non-current liabilities:
Deferred income taxes	8,112	8,051
Deferred revenue	15,761	17,237
Long-term debt (note 8)	235,000	100,000
Income taxes payable	3,538	4,057

Total non-current liabilities	262,411	129,345

Total liabilities	519,890	338,185

Commitments and contingencies (notes 14)
Stockholders’ equity: (note 11)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	0	0
Common stock, $0.004 par value, 350,000,000 shares authorized; 168,284,962 issued and 143,336,090 outstanding at March 31, 2012 and 165,783,516 issued and 151,668,786 outstanding at June 30, 2011	573	607
Additional paid-in capital	861,307	798,461
Retained earnings	1,289,865	1,111,862
Treasury stock, at cost, 24,948,872 shares at March 31, 2012, and 14,114,730 shares at June 30, 2011	(806,826)	(504,625)
Accumulated other comprehensive income (note 4)	264,034	324,432

Total stockholders’ equity	1,608,953	1,730,737

Total liabilities and stockholders’ equity	$2,128,843	$2,068,922

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net revenues	$349,073	$313,258	$996,586	$901,255
Cost of sales	138,577	130,755	402,320	358,800

Gross profit	210,496	182,503	594,266	542,455

Operating expenses:
Selling, general and administrative	100,958	92,549	295,712	268,920
Research and development	28,398	23,319	81,822	65,032
Amortization of acquired intangible assets	3,592	2,673	11,055	7,276
Donation to Foundation	1,000	0	1,000	1,000

Total operating expenses	133,948	118,541	389,589	342,228

Income from operations	76,548	63,962	204,677	200,227

Other income, net:
Interest income, net	7,650	6,663	21,754	17,765
Other, net	(191)	398	7,005	8,506

Total other income, net	7,459	7,061	28,759	26,271

Income before income taxes	84,007	71,023	233,436	226,498
Income taxes	19,394	17,673	55,433	57,984

Net income	$64,613	$53,350	$178,003	$168,514

Basic earnings per share	$0.45	$0.35	$1.21	$1.11
Diluted earnings per share (note 3)	$0.44	$0.34	$1.18	$1.07
Basic shares outstanding	144,024	153,251	146,931	152,407
Diluted shares outstanding	147,157	157,616	150,295	157,356

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$178,003	$168,514
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,430	51,108
Impairment of long-lived assets	0	2,257
Stock-based compensation costs	22,445	23,196
Provision for product warranties, net	2,423	(483)
Foreign currency revaluation	(8,764)	(13,392)
Impairment of cost-method investments	2,299	0
Gain on previously held equity interest resulting from business combination	(2,070)	0
Tax benefit from stock option exercises	(3,877)	(11,566)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(243)	(11,489)
Inventories, net	12,774	3,579
Prepaid expenses, net deferred income taxes and other current assets	(27,041)	12,739
Accounts payable, accrued expenses and other liabilities	46,803	(15,601)

Net cash provided by operating activities	286,182	208,862

Cash flows from investing activities:
Purchases of property, plant and equipment	(35,067)	(49,163)
Patent registration costs	(5,506)	(4,992)
Proceeds from sale of maturing investment securities	0	3,950
Purchases of other intangible assets	(7,000)	0
Business acquisitions, net of cash acquired	(53,322)	(22,450)
Purchase of cost-method investments	(4,796)	(1,826)
Purchases of foreign currency options	(1,270)	(1,463)
Proceeds from exercise of foreign currency options	13,497	14,570

Net cash used in investing activities	(93,464)	(61,374)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	37,438	74,362
Proceeds from borrowings, net of borrowing costs	185,384	78,695
Repayment of borrowings	(55,887)	(123,519)
Tax benefit from stock option exercises	3,877	11,566
Purchases of treasury stock	(301,028)	(100,895)

Net cash (used in) financing activities	(130,216)	(59,791)

Effect of exchange rate changes on cash	(21,702)	95,231

Net increase in cash and cash equivalents	40,800	182,928
Cash and cash equivalents at beginning of period	735,267	488,776

Cash and cash equivalents at end of period	$776,067	$671,704

Supplemental disclosure of cash flow information:
Income taxes paid	$28,221	$64,209
Interest paid	$3,096	$1,121

Fair value of assets acquired in acquisitions, excluding cash	$24,648	$18,442
Liabilities assumed	(11,906)	(450)
Goodwill on acquisition Fair value of contingent consideration	51,798 0	5,758 (800)

Total purchase price	64,540	22,950
Less: Consideration not paid in the current period	(11,218)	(500)

Cash paid for acquisition	$53,322	$22,450

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

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

The condensed consolidated financial statements for the nine months ended March 31, 2012 and 2011 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2011.

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

Stock options of 2,100,000 and 990,000 for the three months ended March 31, 2012 and 2011, respectively, and stock options of 1,768,000 and 592,000 for the nine months ended March 31, 2012 and 2011, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended March 31, 2012 and 2011 are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Numerator:
Net income, used in calculating diluted earnings per share	$64,613	$53,350	$178,003	$168,514
Denominator:
Basic weighted-average common shares outstanding	144,024	153,251	146,931	152,407
Effect of dilutive securities:
Stock options and restricted stock units	3,133	4,365	3,364	4,949
Diluted weighted average shares	147,157	157,616	150,295	157,356
Basic earnings per share	$0.45	$0.35	$1.21	$1.11
Diluted earnings per share	$0.44	$0.34	$1.18	$1.07

(4)	Comprehensive Income

Accumulated other comprehensive income was comprised of foreign currency translation gains of $264.0 million at March 31, 2012 and $324.4 million at June 30, 2011.

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

(5)	Inventories

Inventories were comprised of the following at March 31, 2012 and June 30, 2011 (in thousands):

	March 31, 2012	June 30, 2011
Raw materials	$68,134	$73,836
Work in progress	2,247	4,147
Finished goods	113,107	122,794
Inventories, net	$183,488	$200,777

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at March 31, 2012 and June 30, 2011, was $4.5 million and $4.3 million, respectively. During the nine months ended March 31, 2012 we remeasured a previously held equity interest to its acquisition date fair value as a result of acquiring the remaining interest as part of a business combination and recognized a gain of $2.1 million in other income, net within our condensed consolidated statements of income. See Note 15 for additional information.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We determine the fair value of our cost-method investments to evaluate whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service companies and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values which can be market supported and unobservable inputs including future cash flows. During the nine months ended March 31, 2012 and 2011, we recognized $2.3 million and $Nil, respectively, of impairment losses related to our cost-method investments, which include investments in privately held service companies, and research companies. The expense associated with this impairment has been included in other income, net within our condensed consolidated statements of income. We based these impairment losses on our determination that the declines in the fair value of these investments were other-than temporary. We have determined, after the impairment charge, that the fair value of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the nine months ended March 31, 2012 (thousands):

Cost-Method Investments
Balance at July 1, 2011	$4,264
Purchases	4,796
Elimination due to acquisition of entity (refer to Note 15)	(2,261)
Impairment of cost-method investments	(2,299)
Foreign currency translation	(18)
Balance at March 31, 2012	$4,482

(7)	Goodwill and Other Intangible Assets, net

Changes in the carrying amount of goodwill for the nine months ended March 31, 2012, were as follows (in thousands):

Balance at July 1, 2011	$235,487
Goodwill on business acquisition	51,798
Foreign currency translation adjustments	(19,462)
Balance at March 31, 2012	$267,823

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(7)	Goodwill and Other Intangible Assets, net, Continued

Other intangible assets are comprised of the following as of March 31, 2012, and June 30, 2011 (in thousands):

	March 31, 2012	June 30, 2011
Developed/core product technology	$70,160	$59,293
Accumulated amortization	(39,057)	(34,480)
Developed/core product technology, net	31,103	24,813
Trade names	2,781	2,577
Accumulated amortization	(2,315)	(2,090)
Trade names, net	466	487
Non compete agreements	2,342	1,928
Accumulated amortization	(751)	(333)
Non compete agreements, net	1,591	1,595
Customer relationships	23,727	16,688
Accumulated amortization	(13,905)	(11,990)
Customer relationships, net	9,822	4,698
Patents	57,653	54,300
Accumulated amortization	(41,225)	(37,982)
Patents, net	16,428	16,318
Total other intangibles, net	$59,410	$47,911

Refer to Note 15 of the condensed consolidated financial statements for further details of acquisitions made during the period.

(8)	Long-Term Debt

Long-term debt at March 31, 2012, and June 30, 2011 consists of the following (in thousands):

	March 31, 2012	June 30, 2011
Current portion of long-term debt	$982	$163
Non-current portion of long-term debt	235,000	100,000
Total long-term debt	$235,982	$100,163

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

Our obligations under the credit agreement are secured by (a) the corporate stock we hold in our subsidiaries ResMed Corp. and ResMed Motor Technologies Inc. ("ResMed Motor"), and (b) up to 65% of the ownership interests we hold in our subsidiary ResMed EAP Holdings LLC ("ResMed EAP"). Our obligations under the credit agreement are also guaranteed by our subsidiaries ResMed Corp and ResMed Motor. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of Funded Debt to EBITDA (each as defined in the credit agreement), an interest coverage ratio and a maximum amount of annual capital expenditures. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs. Events of default include failure to make payments when due, a default in the performance of any covenants in the credit agreement or related documents or certain changes of control of us or our subsidiaries ResMed Corp., ResMed Motor, ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP.

On January 25, 2012, we entered into a first amendment to the credit agreement. The amendment increases, from $300 million to $400 million, the maximum principal amount that can be borrowed on a revolving basis under the credit agreement, subject to customary conditions.

At March 31, 2012 we were in compliance with our debt covenants and there was $235.0 million outstanding under the credit agreement.

Assumed External Debt

As part of our acquisition of Gruendler GmbH on August 1, 2011, detailed in Note 15, we assumed debt of 4.7 million Euros. The debt comprises a number of loan agreements of varying terms with financial institutions and venture capital financiers. We repaid 4.1 million Euros during the nine months ended March 31, 2012 and expect to pay off the remaining outstanding loans within the next twelve months. Accordingly, all these loans have been treated as current liabilities in our condensed consolidated balance sheets. At March 31, 2012, there was 0.6 million Euros outstanding in respect of these loans.

(9)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the nine months ended March 31, 2012 and 2011 are as follows (in thousands):

	Nine months ended March 31,
	2012	2011
Balance at the beginning of the period	$19,032	$11,507
Warranty accruals for the period	11,954	8,629
Warranty costs incurred for the period	(9,181)	(9,112)
Foreign currency translation adjustments	(1,040)	2,553
Balance at the end of the period	$20,765	$13,577

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Stock-Based Employee Compensation

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

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP assuming no dividends and using the following assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Stock options:
Weighted average grant date fair value	$9.29	$10.15	$8.90	$10.30
Weighted average risk-free interest rate	0.8%	2.2%	1.0%	1.3%
Expected option life in years	5.3	5.3	5.3	5.0 – 5.3
Expected volatility	34%	31%	31 – 34%	31 – 32%
ESPP purchase rights:
Weighted average risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected option life in years	6 months	6 months	6 months	6 months
Expected volatility	40%	26 – 29%	24 – 40%	26 – 29%

(11)	Stockholders’ Equity

Common Stock. On August 24, 2011, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program canceled and replaced our previous share repurchase program authorized on May 27, 2009 pursuant to which we had repurchased 10.0 million shares. These were in addition to the 6.6 million shares repurchased under an earlier program authorized on June 6, 2002. The new program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program.

During the three and nine months ended March 31, 2012, we repurchased 2.3 million and 10.8 million shares, respectively, at a cost of $67.0 million and $302.2 million, respectively. At March 31, 2012, we have repurchased a total of 24.9 million shares at a cost of $806.8 million. Shares that are repurchased are classified as “treasury stock pending future use,” and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2012, 11.6 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at March 31, 2012 and June 30, 2011.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 35,475,000. The number of securities remaining available for future issuance under the 2009 Plan at March 31, 2012 is 14,506,516. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) two shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

At March 31, 2012, there were $70.1 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.9 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at March 31, 2012 was $184.6 million and $97.7 million, respectively. The aggregate intrinsic value of the options exercised during the nine months ended March 31, 2012 and 2011, was $23.9 million and $54.5 million, respectively.

The following table summarizes option activity during the nine months ended March 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	12,230,684	$19.24	3.8 years
Granted	762,265	27.68
Exercised	(2,024,972)	17.77
Forfeited	(295,725)	22.70
Outstanding at end of period	10,672,252	$20.03	3.4 years
Exercise price range of granted options	$27.58 - $30.18
Options exercisable at end of period	7,835,179	$18.49

The following table summarizes the activity of restricted stock units during the nine months ended March 31, 2012:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	1,635,686	$30.16	1.73 years
Granted	1,159,741	27.88
Vested	(432,020)	29.77
Forfeited	(205,936)	29.86
Outstanding at end of period	2,157,471	$29.05	1.83 years

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Stockholders’ Equity, Continued

The ESPP was approved at the annual meeting of our stockholders on November 18, 2009, as an amendment to the previously approved employee stock purchase plan. Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At March 31, 2012, the number of shares remaining available for future issuance under the ESPP is 615,000. During the nine months ended March 31, 2012, we recognized $1.8 million of stock-based compensation expense associated with the ESPP.

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

We held foreign currency instruments with notional amounts totaling $359.3 million and $309.9 million at March 31, 2012 and June 30, 2011, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to March 31, 2015.

The fair value and effect of derivative instruments on our condensed consolidated financial statements were as follows (in thousands):

	Asset Derivatives	March 31, 2012		Gain recognized in Income
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Location of gain recognized in Income	Nine Months Ended March 31, 2012
Foreign Exchange Contracts	Other Assets	$12,583	Other Income	$10,997

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(12)	Derivative Instruments and Hedging Activities, Continued

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at March 31, 2012 and June 30, 2011 was $12.6 million and $14.8 million, respectively, which represents the positive fair value of our foreign currency derivatives. These values are included in the current and non-current balances of other assets on the condensed consolidated balance sheets. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and, as such, we do not expect material losses as a result of default by our counterparties.

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

• Level 3:	Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market.

The following table summarizes our financial assets and liabilities, as at March 31, 2012, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$776,067	$0	$0	$776,067
Foreign currency options	0	12,583	0	12,583
	$776,067	$12,583	$0	$788,650

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

We did not have any significant non-financial assets or liabilities measured at fair value on March 31, 2012 or June 30, 2011.

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

Contingent Obligations Under Recourse Provisions

We use independent leasing companies for the purpose of providing finance to certain customers for the purchase of our products. In some cases, we are contingently liable to the leasing companies in the event of a customer default, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold under these arrangements for the nine months ended March 31, 2012 amounted to $7.1 million. The maximum potential amount of contingent liability under these arrangements at March 31, 2012 was $2.8 million. The recourse liability we recognized at March 31, 2012, in relation to these arrangements was $0.6 million.

(15) Acquisitions of Businesses

On July 5, 2011 we acquired the remaining 87% of the outstanding shares of BiancaMed Ltd. (“BiancaMed”), an Irish medical technology company, that has developed and is marketing a convenient, non-contact device to monitor sleep and breathing in the home and hospital. We previously held 13% of the outstanding shares of BiancaMed which was re-measured to its acquisition-date fair value of $4.3 million based on the difference between the fair value of 100% of BiancaMed’s shares less the fair value of the consideration transferred, excluding any control premium. As a result we recognized a gain of $2.1 million in Other Income during the nine months ended March 31, 2012. The acquisition has been accounted for as a business combination using purchase accounting and is included in our consolidated financial statements from July 5, 2011. The acquisition is not considered a material business combination and was funded through cash on-hand. We have not incurred any material acquisition-related costs.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(15) Acquisitions of Businesses, Continued

On August 1, 2011 we acquired 100% of the outstanding shares of Gruendler GmbH, a developer and manufacturer of medical humidification products. These humidifiers can be used with a wide range of ventilators, from neonatal and pediatric, to non-invasive pressure support, to those used in the intensive care unit. Under the purchase agreement, we may also be required to make additional future payments of up to 5.5 million Euros based on the achievement of certain performance milestones following the acquisition. During the three months ended March 31, 2012, we made a payment of 1.1 million Euros in relation to these potential additional payments. The acquisition has been accounted for as a business combination using purchase accounting and is included in our consolidated financial statements from August 1, 2011. The acquisition is not considered a material business combination and was funded through cash on-hand. We have not incurred any material acquisition related costs.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and nine months ended March 31, 2012. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with selected financial data and condensed consolidated financial statements and notes, included herein.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three and nine months ended March 31, 2012, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between sleep-disordered breathing/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea with regards to occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During the three and nine months ended March 31, 2012, we invested $28.4 million and $81.8 million, respectively, in research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We have recently introduced the Stellar™ ventilation device, the S9 VPAP™ series of bilevel devices and the Mirage™ FX mask. We are taking steps to increase awareness of the health dangers of SDB by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between sleep-disordered breathing, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We believe these initiatives should also support our efforts to inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the three months ended March 31, 2012, our net revenue increased by 11% when compared to the three months ended March 31, 2011. Gross margin was 60.3% for the three months ended March 31, 2012 compared to 58.3% for the three months ended March 31, 2011. Diluted earnings per share for the three months ended March 31, 2012 increased to $0.44 per share, up from $0.34 per share in the three months ended March 31, 2011.

At March 31, 2012, our cash and cash equivalents totaled $776.1 million, our total assets were $2.1 billion and our stockholders’ equity was $1.6 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended March 31, 2012 to $349.1 million compared to $313.3 million for the three months ended March 31, 2011, an increase of $35.8 million or 11%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar negatively impacted revenues by approximately $4.0 million during the three months ended March 31, 2012. Excluding the impact of unfavorable foreign currency movements, net revenue for the three months ended March 31, 2012 increased by 13% compared to the three months ended March 31, 2011.

Net revenue in North and Latin America increased for the three months ended March 31, 2012 to $189.9 million from $160.5 million for the three months ended March 31, 2011, an increase of 18%. We believe this increase predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases including the S9 bilevel flow generators and the Quattro FX and Mirage FX masks. Net international revenue, which includes all markets outside North and Latin America, for the three months ended March 31, 2012, increased to $159.2 million from $152.7 million for the three months ended March 31, 2011, an increase of 4%. Excluding the impact of movements in international currencies, international sales grew by 7% compared to the three months ended March 31, 2011. We believe this increase in sales outside North and Latin America predominantly reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases including the S9 bilevel flow generators and the Quattro FX and Mirage FX masks.

Net revenue from the sales of flow generators, including humidifiers, for the three months ended March 31, 2012 totaled $184.1 million, an increase of 8% compared to the three months ended March 31, 2011 of $170.5 million, including increases of 14% in North and Latin America and 4% internationally. Net revenue from the sales of masks and other accessories for the three months ended March 31, 2012 totaled $165.0 million, an increase of 16% compared to the three months ended March 31, 2011 of $142.7 million, including increases of 21% in North and Latin America and 5% internationally. Excluding the impact of unfavorable currency movements, international revenue increased by 7% and 8% for flow generators and masks and other accessories, respectively, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. We believe the increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	14%	4%	8%	7%	10%
Masks and other accessories	21%	5%	16%	8%	16%
Total	18%	4%	11%	7%	13%

*	Constant currency numbers exclude the impact of movements in international currencies.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, continued

Net revenue for the nine months ended March 31, 2012, increased to $996.6 million or by 11% as compared to $901.3 million for the nine months ended March 31, 2011. For the nine months ended March 31, 2012, revenue from sales of flow generators increased by 5% compared to the nine months ended March 31, 2011, comprising a 5% increase in North and Latin America and a 6% increase internationally. Revenue from sales of mask systems, and other accessories increased by 17%, comprising a 20% increase in North and Latin America and a 12% increase internationally, for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011. Movement in international currencies against the U.S. dollar positively impacted net revenue by approximately $7.2 million during the nine months ended March 31, 2012. Excluding the impact of favorable currency movements, total revenue for the nine months ended March 31, 2012 increased by 10% compared to the nine months ended March 31, 2011. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, and strong sales from our new products.

The following table summarizes the percentage movements in our net revenue for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency) *
Flow generators	5%	6%	5%	4%	5%
Masks, motors and other accessories	20%	12%	17%	10%	16%
Total	13%	8%	11%	6%	10%

*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended March 31, 2012 to $210.5 million from $182.5 million for the three months ended March 31, 2011, an increase of $28.0 million or 15%. Gross profit as a percentage of net revenue for the three months ended March 31, 2012 increased to 60.3% from 58.3% for the three months ended March 31, 2011. The improvement in gross margins for the three months ended March 31, 2012 is primarily due to favorable product mix and cost savings attributable to manufacturing and supply chain improvements partly offset by declines in our average selling prices and unfavorable movements in foreign currencies.

Gross profit increased for the nine months ended March 31, 2012 to $594.3 million from $542.5 million for the nine months ended March 31, 2011, an increase of $51.8 million or 10%. Gross profit as a percentage of net revenue for the nine months ended March 31, 2012 was 59.6% compared to 60.2% for the nine months ended March 31, 2011. The decline in gross margins for the nine months ended March 31, 2012 is primarily due to unfavorable movements in foreign currencies, predominantly the appreciation of the Australian dollar against the U.S. dollar as the majority of our manufacturing labor and overhead is denominated in Australian dollars, and declines in our average selling prices. These negative impacts were partially offset by positive impacts associated with a favorable change in product mix, as sales of our higher margin products represented a higher proportion of our sales, and cost savings attributable to manufacturing and supply chain improvements.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2012 to $101.0 million from $92.5 million for the three months ended March 31, 2011, an increase of $8.4 million or 9%. Selling, general and administrative expenses, as a percentage of net revenue, were 28.9% for the three months ended March 31, 2012 compared to 29.5% for the three months ended March 31, 2011.

Selling, general and administrative expenses increased for the nine months ended March 31, 2012 to $295.7 million from $268.9 million for the nine months ended March 31, 2011, an increase of $26.8 million or 10%. Selling, general and administrative expenses, as a percentage of net revenue, were 29.7% for the nine months ended March 31, 2012 compared to 29.8% for the nine months ended March 31, 2011.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was favorably impacted by the movement of international currencies against the U.S. dollar, which reduced our expenses by approximately $0.4 million for the three months ended March 31, 2012, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expense to be in the range of 29% to 30%.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2012 to $28.4 million from $23.3 million for the three months ended March 31, 2011, an increase of $5.1 million or 22%. Research and development expenses, as a percentage of net revenue, were 8.1% for the three months ended March 31, 2012, compared to 7.4% for the three months ended March 31, 2011.

Research and development expenses increased for the nine months ended March 31, 2012 to $81.8 million from $65.0 million for the nine months ended March 31, 2011, an increase of $16.8 million or 26%. Research and development expenses, as a percentage of net revenue, were 8.2%, for the nine months ended March 31, 2012 compared to 7.2% for the nine months ended March 31, 2011.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel and an increase in materials and tooling incurred to facilitate development of new products. The increase in research and development expenses was also due to the net appreciation of the Australian dollar against the U.S. dollar, which increased our expenses by approximately $0.8 million and $4.4 million for the three and nine months ended March 31, 2012, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expense to continue to be approximately 8%.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended March 31, 2012 totaled $3.6 million and $11.1 million, respectively, as compared to $2.7 million and $7.3 million for the three and nine months ended March 31, 2011, respectively. The increase in amortization expense is mainly attributable to our recent acquisitions.

Donations to Foundation

For the three and nine months ended March 31, 2012 we donated $1.0 million, to the ResMed Foundation (the “Foundation”). The Foundation was established primarily to promote research into the deleterious medical consequences of untreated sleep-disordered breathing and to increase public and physician awareness of the importance of sleep and respiratory health throughout the world. For the three and nine months ended March 31, 2011, we donated a total of $Nil and $1.0 million, respectively, to the Foundation.

Other Income, Net

Other income, net for the three and nine months ended March 31, 2012 was $7.5 million and $28.8 million, respectively, compared to $7.1 million and $26.3 million, respectively, for the three and nine months ended March 31, 2011. The increase in other income, net, during the three and nine months ended March 31, 2012, was predominantly due to the increase in interest income as a result of higher cash balances.

Income Taxes

Our effective income tax rate of approximately 23.1% for the three months ended March 31, 2012 was lower than our effective income tax rate of approximately 24.9% for the three months ended March 31, 2011. Our effective income tax rate of 23.7% for the nine months ended March 31, 2012 was lower than our effective income tax rate of 25.6% for the nine months ended March 31, 2011. The lower effective income tax rate was primarily due to a change in the geographic mix of taxable income.

We continue to benefit from the lower Australian and Singapore corporate tax rates and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income

As a result of the factors above, our net income for the three months ended March 31, 2012 was $64.6 million or $0.44 per diluted share compared to net income of $53.4 million or $0.34 per diluted share for the three months ended March 31, 2011, an increase of 21% and 29%, respectively, over the three months ended March 31, 2011.

As a result of the factors above, our net income for the nine months ended March 31, 2012 was $178.0 million or $1.18 per diluted share compared to net income of $168.5 million or $1.07 per diluted share for the nine months ended March 31, 2011, an increase of 6% and 10%, respectively, over the nine months ended March 31, 2011.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 2012 and June 30, 2011, we had cash and cash equivalents of $776.1 million and $735.3 million, respectively. Working capital was $1.1 billion at March 31, 2012 and June 30, 2011, respectively.

As of March 31, 2012 and June 30, 2011, our cash and cash equivalent balances held within the United States amounted to $34.2 million and $111.2 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2012 and June 30, 2011, of $741.9 million and $624.1 million, respectively, were held by our non-U.S. subsidiaries, indefinitely invested outside the United States. Our cash and cash equivalent balances are held at highly rated financial institutions. Should we repatriate our cash and cash equivalent balances held outside the U.S., we would have to adjust the income tax provision in the period any such repatriation were to occur.

Inventories at March 31, 2012 were $183.5 million, a decrease of $21.5 million or 10% over the March 31, 2011 balance of $205.0 million. The decrease in inventories mainly reflects a general improvement in inventory management compared to March 31, 2011.

Accounts receivable at March 31, 2012 were $267.9 million, an increase of $16.0 million or 6% over the March 31, 2011 accounts receivable balance of $251.9 million. Accounts receivable days outstanding of 67 days at March 31, 2012 decreased by 1 day compared to the 68 days at March 31, 2011. Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2012 and June 30, 2011 was 2.8% and 4.0%, respectively. The decrease in the allowance for doubtful accounts as a percentage of total accounts receivable mainly reflects the write-off of certain bad debts against the specific provision that had been previously recognized. To date we have not experienced any significant decline in the credit quality of our customers and it remains broadly consistent with our past experience.

At March 31, 2012, no capital lease obligations exist. Details of our contractual obligations at March 31, 2012 are as follows:

		Payments Due in the Year Ending March 31,
In $000’s	Total	2013	2014	2015	2016	2017	Thereafter
Long-Term Debt	$235,982	$982	$0	$235,000	$0	$0	$0
Operating Leases	37,365	13,607	10,446	7,554	3,818	1,785	155
Purchase Obligations	74,606	74,603	2	0	0	0	0
Total (A)	$347,961	$89,192	$10,448	$242,554	$3,818	$1,785	$155
(A)	The liabilities related to unrecognized tax benefits are not included in the above contractual obligations because the timing cannot be reliably estimated.

Details of other commercial commitments as at March 31, 2012 are as follows:

		Amount of Commitment Expiration Per Year Ending March 31,
In $000’s	Total	2013	2014	2015	2016	2017	Thereafter
Standby Letters of Credit	$91	$56	$0	$0	$0	$0	$35
Guarantees	11,108	4,101	708	840	159	0	5,300
Other	1,271	443	414	414	0	0	0
Total	$12,470	$4,600	$1,122	$1,254	$159	$0	$5,335

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

We use independent leasing companies for the purpose of providing finance to certain customers for the purchase of our products. In some cases, we are contingently liable to the leasing companies in the event of a customer default, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold under these arrangements for the nine months ended March 31, 2012 amounted to $7.1 million. The maximum potential amount of contingent liability under these arrangements at March 31, 2012 was $2.8 million. The recourse liability we recognized at March 31, 2012, in relation to these arrangements was $0.6 million.

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

Our obligations under the credit agreement are secured by (a) the corporate stock we hold in our subsidiaries ResMed Corp. and ResMed Motor Technologies Inc. ("ResMed Motor"), and (b) up to 65% of the ownership interests we hold in our subsidiary ResMed EAP Holdings LLC ("ResMed EAP"). Our obligations under the credit agreement are also guaranteed by our subsidiaries ResMed Corp and ResMed Motor. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of Funded Debt to EBITDA (each as defined in the credit agreement), an interest coverage ratio and a maximum amount of annual capital expenditures. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs. Events of default include failure to make payments when due, a default in the performance of any covenants in the credit agreement or related documents or certain changes of control of us or our subsidiaries ResMed Corp., ResMed Motor, ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP.

On January 25, 2012, we entered into a first amendment to the credit agreement. The amendment increases, from $300 million to $400 million, the maximum principal amount that can be borrowed on a revolving basis under the credit agreement, subject to customary conditions.

At March 31, 2012 we were in compliance with our debt covenants and there was $235.0 million outstanding under the credit agreement.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Acquired External Debt

As part of our acquisition of Gruendler GmbH on August 1, 2011, detailed in Note 15, we assumed debt of 4.7 million Euros. The debt comprises a number of loan agreements of varying terms with financial institutions and venture capital financiers. We repaid 4.1 million Euros during the nine months ended March 31, 2012 and expect to pay off the remaining outstanding loans within the next twelve months. Accordingly, all these loans have been treated as current liabilities in our condensed consolidated balance sheets. At March 31, 2012, there was 0.6 million Euros outstanding in respect of these loans.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand and cash generated from operations, and the unused portion of our credit facility.

Acquisitions of Businesses

During the nine months ended March 31, 2012 we acquired BiancaMed Limited and Gruendler GmbH for a total consideration of $64.5 million. All acquisitions were funded out of our cash on-hand. BiancaMed Ltd. is an Irish medical technology company that has developed and is marketing a convenient, non-contact device to monitor sleep and breathing in the home and hospital. Gruendler GmbH is a developer and manufacturer of medical humidification products that can be used with a wide range of ventilators, from neonatal and pediatric, to non-invasive pressure support, to those used in the intensive care unit. The acquisitions have been accounted for as business combinations using purchase accounting and are included in our consolidated financial statements from the date of the acquisitions. The acquisitions are not considered material business combinations and we have not incurred any material acquisition related costs. Refer to Note 15 of the condensed consolidated financial statements for further details of acquisitions made during the period.

Common Stock

On August 24, 2011, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program canceled and replaced our previous share repurchase program authorized on May 27, 2009 pursuant to which we had repurchased 10.0 million shares. These were in addition to the 6.6 million shares repurchased under an earlier program authorized on June 6, 2002. The new program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program.

During the three and nine months ended March 31, 2012, we repurchased 2.3 million and 10.8 million shares, respectively, at a cost of $67.0 million and $302.2 million, respectively. At March 31, 2012, we have repurchased a total of 24.9 million shares at a cost of $806.8 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2012, 11.6 million additional shares can be repurchased under the approved share repurchase program.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk

Our reporting currency is the U.S. dollar, although the financial statements of our non-U.S. subsidiaries are maintained in their respective local currencies. We transact business in various foreign currencies, including a number of major European currencies as well as the Australian and Singapore dollars. We have significant foreign currency exposure through both our Australian and Singapore manufacturing activities and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures denominated in Euros, Australian dollars and Singapore dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not enter into financial instruments for trading or speculative purposes. The foreign currency derivatives portfolio is recorded in the consolidated balance sheets at fair value and included in other assets or other liabilities. All movements in the fair value of the foreign currency derivatives are recorded within other income, net, on our consolidated statements of income.

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of March 31, 2012 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	British Pound (GBP)	Swedish Kroner (SEK)	Swiss Franc (CHF)	Canadian Dollar (CAD)
AUD Functional Currency Entities:
Assets	$0	$106,073	$82,668	$16	$13	$11	$0
Liability	0	(68,057)	(86,816)	(107)	(295)	(25)	(60)
Net Total	0	38,017	4,149	(91)	(282)	(14)	(60)
USD Functional Currency Entities:
Assets	0	0	0	0	0	0	7,524
Liability	0	0	(237)	0	0	0	0
Net Total	0	0	(237)	0	0	0	7,524
EURO Functional Currency Entities:
Assets	0	0	0	958	3,279	1,798	0
Liability	0	(208)	0	(1,081)	(70)	(167)	0
Net Total	0	(208)	0	(123)	3,209	1,632	0
MYR Functional Currency Entities:
Assets	29	1,878	0	0	0	0	0
Liability	(70)	(4,214)	0	0	0	0	0
Net Total	(41)	(2,336)	0	0	0	0	0
SGD Functional Currency Entities:
Assets	693	41,878	61,972	0	0	0	0
Liability	(6,231)	(49,706)	(56,354)	(28)	0	0	0
Net Total	(5,538)	(7,828)	5,618	(28)	0	0	0
INR Functional Currency Entities:
Assets	0	18	0	0	0	0	0
Liability	0	(2,192)	(761)	0	0	0	0
Net Total	0	(2,174)	(761)	0	0	0	0

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency hedges and forward contracts held at March 31, 2012. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under our foreign currency contracts.

(In thousands except exchange rates) Foreign Exchange Contracts	FY 2012	FY 2013	FY 2014	Total	Fair Value Assets /(Liabilities)
					Mar 31, 2012	Jun 30, 2011
Receive AUD/Pay USD
Contract amount	$27,500	$60,000	$20,000	$107,500	$6,009	$9,551
Ave. contractual exchange rate	AUD 1 = USD 0.9521	AUD 1 = USD 1.0115	AUD 1 = USD 1.0596	AUD 1 = USD 1.0039
Receive AUD/Pay Euro
Contract amount	$30,690	$109,420	$53,380	$193,490	$6,586	$5,323
Ave. contractual exchange rate	AUD 1 = Euro 0.7372	AUD 1 = Euro 0.7633	AUD 1 = Euro 0.7619	AUD 1 = Euro 0. 7586
Receive SGD/Pay Euro
Contract amount	$40,030	0	0	$40,030	($38)	0
Ave. contractual exchange rate	SGD 1 = USD 0. 5964			SGD 1 = USD 0. 5964
Receive SGD/Pay USD
Contract amount	$15,000	0	0	$15,000	$10	0
Ave. contractual exchange rate	AUD 1 = Euro 0.7946			AUD 1 = Euro 0. 7946
Receive CHF/Pay AUD
Contract amount	$3,320	0	0	$3,320	$16	0
Ave. contractual exchange rate	AUD 1 = CHF 0.9380			AUD 1 = CHF 0.9380

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents, investment securities and debt. At March 31, 2012, we maintained cash and cash equivalents of $776.1 million containing financial instruments that have original maturities of less than 90 days. These financial instruments are principally comprised of bank term deposits and at call accounts and are invested at both short term fixed interest rates and variable interest rates. At March 31, 2012, we had total long-term debt, including the current portion of those obligations, of $236.0 million. All of this debt is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended March 31, 2012, would not have had a material impact on our pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

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

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At March 31, 2012, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2011.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the nine months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 – July 31, 2011	98,543	$30.84	14,213,273	9,566,278
August 1 – August 23, 2011	2,361,908	28.34	16,575,181	7,204,370
New Program Authorization (1)				20,000,000
August 24 – August 31, 2011	275,000	29.27	16,850,181	19,725,000
September 1 – September 30, 2011	1,616,024	28.88	18,466,205	18,108,976
October 1 – October 31, 2011	1,066,155	28.77	19,532,360	17,042,821
November 1 – November 30, 2011	1,624,113	26.87	21,156,473	15,418,708
December 1 – December 31, 2011	1,450,000	24.94	22,606,473	13,968,708
January 1 – January 31, 2012	600,000	25.59	23,206,473	13,368,708
February 1 – February 29, 2012	1,015,757	29.34	24,222,230	12,352,951
March 1 – March 31, 2012	726,642	30.08	24,948,872	11,626,309
Total	10,834,142	$27.89	24,948,872	11,626,309

(1)

On August 24, 2011, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program canceled and replaced our previous share repurchase program authorized on May 27, 2009 pursuant to which we had repurchased 9,952,274 shares. These were in addition to the 6,622,907 shares repurchased under an earlier program authorized on June 6, 2002. The new program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program. Since the inception of the share buyback programs, we have repurchased 24,948,872 shares at a total cost of $806.8 million.

Item 3	Defaults Upon Senior Securities

None

PART II – OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 4	Mine Safety Disclosures

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc. (1)

3.2	Fourth Amended and Restated Bylaws of ResMed Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 1, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.

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

May 1, 2012

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman, chief executive officer and president
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)