Form 10-K
period 2012-06-30
RESMED INC
filed 2012-08-14
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Large accelerated filer [ x ]    Accelerated filer [   ]    Non-accelerated filer [   ]    Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was $3,628,254,662. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.

At August 6, 2012, registrant had 142,035,120 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 27,731,749 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s 2012 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

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

We employ approximately 3,700 people and sell our products in over 70 countries through a combination of wholly owned subsidiaries and independent distributors.

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

It is estimated that one in five adults have some form of obstructive sleep apnea. In the United States alone, this represents approximately 40 million people. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 20% of those with OSA have been diagnosed or treated. Many healthcare professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, snoring, hypertension and irritability are characteristic of OSA.

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

A variety of devices are marketed for the treatment of OSA. Most are only partially effective, but CPAP is a reliable treatment for all severities of OSA and is considered first-line therapy. Use of mandibular advancement devices is increasing as a second-line option in patients unable to use CPAP or those with mild OSA. These devices cause the mandible and tongue to be pulled forward and improve the dimensions of the upper airway. CPAP is a non-invasive means of treating OSA. CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the past Chairman of our Medical Advisory Board and was commercialized for treatment of OSA in the United States in the mid 1980’s. During CPAP treatment, a patient sleeps with a nasal interface connected to a small portable airflow generator that delivers room air at a positive pressure. The patient breathes in air from the flow generator and breathes out through an exhaust port in the interface. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed. Interfaces include nasal masks and nasal pillows. Sometimes, when a patient leaks air through their mouth, a full-face mask may need to be used, rather than a nasal interface.

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

Continue Product Development and Innovation.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to treat SDB more effectively, increase patient comfort and encourage compliance with prescribed therapy. For example, in 2009, we launched Activa LT and the Swift LT for Her, which was the first nasal pillow product released that is designed and marketed specifically for female patients. In 2010, we launched the ApneaLink™ Plus, our type 3 device for home sleep testing, the Swift™ FX mask, the Mirage™ SoftGel mask and the S9 AutoSet and Elite range of flow generator products. In 2011, we introduced the S9 bilevel range of flow generators, the Quattro FX full face mask, the Swift FX for Her nasal pillow mask, the Mirage FX nasal mask, the Mirage FX for Her nasal mask and the Stellar ventilation device. In 2012, we introduced Swift™ FX Bella mask, Pixi™

pediatric mask, Quattro FX for Her and the EasyCare compliance management solution. We believe that continued product development and innovation are key factors to our ongoing success. Approximately 13% of our employees are devoted to research and development activities. In fiscal year 2012, we invested $109.7 million, or 8% of our revenues, in research and development.

Expand Geographic Presence.    We market our products in over 70 countries to sleep clinics, home healthcare dealers and third-party payers. We intend to increase our sales and marketing efforts in our principal markets, as well as expand the depth of our presence in other geographic regions.

Increase Public and Clinical Awareness.    We intend to continue to expand our existing promotional activities to increase awareness of SDB and our treatment alternatives. These promotional activities target both the population with predisposition to SDB and medical specialists, such as cardiologists, neurologists and pulmonologists. In addition, we also target special interest groups, including the National Stroke Association, the American Heart Association and the National Sleep Foundation. In concert with other industry participants, we sponsor educational programs targeted at the primary care physician community, which should further enlighten both doctors and patients about the relationship between SDB or OSA and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. The programs should also support our efforts to inform the community of the dangers of sleep apnea with regard to occupational health and safety, especially in the transport industry.

During fiscal years 2012, 2011 and 2010, we donated $1.0 million, $1.0 million and $3.0 million, respectively, to the ResMed Foundation, to further enhance research and awareness of SDB. The contributions to the Foundations reflect ResMed’s commitment to medical research into sleep-disordered breathing, particularly the treatment of obstructive sleep apnea.

Expand into New Clinical Applications.    We continually seek to identify new applications of our technology for significant unmet medical needs. Studies have established a clinical association between OSA and both stroke and congestive heart failure, and have recognized SDB as a cause of hypertension or high blood pressure. Research also indicates that SDB is independently associated with glucose intolerance and insulin resistance. We have developed a device for the treatment of Cheyne-Stokes breathing in patients with congestive heart failure. In addition, we maintain close working relationships with a number of prominent physicians to explore new medical applications for our products and technology. In 2007, we received Food and Drug Administration, or FDA, clearance and launched a new product in the United States for the treatment of respiratory insufficiency due to central sleep apnea, mixed apnea and periodic breathing, called the Adapt SV. The Adapt SV uses a technology known as adaptive servo-ventilation which utilizes an advanced algorithm to calculate a patient-specific minute ventilation target and automatically adjusts pressure support to maintain the target. We believe this technology has allowed physicians to successfully treat complex breathing disorders in some patients who had previously tried and failed traditional positive airway pressure therapy.

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

With the acquisition of ResMed Paris SAS, previously Saime SA, in May 2005, we increased our presence in the European homecare ventilation market. The VS and Elisée range of products are sophisticated, yet easy to use for physicians, clinicians and patients. We believe these devices compliment our VPAP III, VPAP Adapt SV and Autoset CS2 for patients who need ventilatory assistance. During the fiscal year 2011, we also launched the Stellar 100 and 150 ventilation devices, which provide both invasive and non invasive ventilation applications for adult and pediatric patients.

Flow generators in total accounted for approximately 54%, 56% and 58% of our net revenues in fiscal years 2012, 2011 and 2010, respectively.

The tables below provide a selection of products, as known by our trademarks, which have been released during the last five years.

CONTINUOUS POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

C-Series Tango	An entry level CPAP device with optional humidification.	March 2007

ResMed S8 Series II	A small CPAP device with enhanced feature set to the original S8 Series, with improved patient therapy comfort. The device has an optional integrated humidifier.	April 2008

S8 Elite II (U.S.)	A small CPAP device with enhanced feature set to the original S8 Elite, with further improved patient therapy comfort. The device has an optional integrated humidifier.	April 2008

S8 Escape II (U.S.)	A small CPAP device with enhanced feature set to the original S8 Escape, with further improved patient therapy comfort. The device has an optional integrated humidifier.	June 2008

S8 Escape (Lightweight) II (ROW, ex Japan)	A small CPAP device with enhanced feature set to the original S8 Escape (Lightweight), with further improved patient therapy comfort. The device has an optional integrated humidifier.	September 2008

CONTINUOUS POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 Elite	Premium level CPAP device in ResMed’s sleek, compact S9 Series. Features Enhanced Easy-Breathe motor, Expiratory Pressure Relief (EPR) and detailed data options. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	February 2010

S9 Escape	As the Standard CPAP model of the S9 Series, the S9 Escape features Expiratory Pressure Relief (EPR) and other innovative features including Climate Control and the enhanced Easy-Breathe motor. The device also has an optional integrated humidifier (H5i).	September 2010

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

VPAP Malibu	Auto-adjusting bilevel device utilizing the smooth pressure waveform of the VPAP Adapt SV to achieve ultimate comfort for non-compliant CPAP users.	April 2007

VPAP Auto	Auto-bilevel device on the compact S8 platform utilizing the easy-breathe waveform and Autoset algorithms.	January 2008

VPAP Adapt SV – Enhanced	Revised VPAP Adapt SV increasing pressure range from 4-20 cmH2O to 4-25 cmH2O and AHI resporting.	February 2008

VPAP ST	Small compact Bi-level ST device in an S8 box with VAuto for U.S.	June 2008

VPAP Auto 25	Small compact Bi-level ST device in an S8 box with VAuto for U.S.	June 2008

VPAP III STA with QuickNav	An upgraded Bi-level device with alarm history, instant efficacy data and a large screen.	July 2008

VPAP S / VPAP IV	Bi-level device that provides S and CPAP modes with the pressure up to 25 cmH2O in a compact and convenient S8 design.	September 2008

VPAP IV ST#	Small compact Bi-level ST device in an S8 box with VAuto for Europe.	September 2008

S8 Auto 25	Bi-level device that provides the Easy-Breathe wave on the AutoSet algorithm and the pressure up to 25cm H2O in a compact and convenient S8 design.	October 2008

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

VPAP Tx Lab System	VPAP Tx therapy device features all ResMed’s sleep therapy modes. Tx Link connection module relays signals from the device to PSG equipment. The system is controlled through the user-friendly EasyCare Tx titration software.	March 2010

S9 VPAP S	Bilevel pressure support therapy device in ResMed’s sleek, compact S9 Series. Designed for comfort and compliance with the Easy-Breath waveform in S-mode* and pressures up to 25 cmH2O. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube. *Americas only	March 2011

S9 VPAP ST	Bilevel pressure support therapy device with pressures up to 25 cmH2O designed for comfort, effective therapy with the assurance of back up rate up to 50 bpm. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2011

S9 VPAP Auto	Premium auto-adjusting device with the unique VAuto mode and Easy-Breathe technology designed for patients requiring both higher pressures and pressure relief. VAuto mode features enhanced AutoSet technology with central sleep apnea (CSA) detection. The device may be used with an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube	March 2011

S9 VPAP Adapt	Adaptive Servo-Ventilator specifically designed to provide a rapid response to periodic breathing for the treatment of central and/or mixed apneas, providing ventilatory support when it is needed packaged in ResMed’s sleek, compact S9 Series. The device also offers an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2011

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 AutoSet CS#	Adaptive Servo-Ventilator specifically designed to provide a rapid response to Cheyne-Stokes breathing and periodic breathing associated with Heart Failure for the treatment of central and/or mixed apneas, providing ventilatory support when it is needed in ResMed’s sleek, compact S9 Series. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2011

S9 Auto 25#	Premium auto-adjusting device with the unique VAuto mode and Easy-Breathe technology designed for patients requiring both higher pressures and pressure relief. VAuto mode features enhanced AutoSet technology with central sleep apnea (CSA) detection. The device may be used with an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube	March 2011

# Sold outside United States only

AUTOMATIC POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S8 Autoset II (ROW, ex Japan)	Premium auto-adjusting device in ResMed’s S8 Series II range, with improved patient therapy comfort. The device has an optional integrated humidifier.	September 2007

S8 Autoset II (U.S.)	Premium auto-adjusting device in ResMed’s S8 Series II range, with further improved patient therapy comfort. The device has an optional integrated humidifier.	April 2008

S9 AutoSet	Premium APAP device in ResMed’s sleek, compact S9 Series. Features Enhanced AutoSet (with Central Sleep Apnea Detection), Enhanced Easy-Breathe motor, expiratory pressure relief (EPR) and detailed data options. The device also has, an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	February 2010

AUTOMATIC POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 Escape Auto	The S9 Escape Auto is the Standard APAP device in ResMed’s S9 Series. It features an intelligent algorithm with Easy-Breathe expiratory pressure relief (EPR) and delivers whisper-quiet therapy in a smooth waveform. The device also offers an optional integrated humidifier (H5i), Climate Control with the ClimateLine heated tube and the small, lightweight SlimLine tube.	September 2010

VENTILATION PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Elisée 150*#	New software launch V2.50 incorporating CPAP mode and additional flexibility in settings. For example presetting 2 programs in both invasive and non-invasive.	November 2008

VS III *#	Pressure support and volume ventilator for invasive and non-invasive purposes so it can be used from the hospital to the home. Launched in France and Germany.	December 2008

Stellar 100 and 150 #	Pressure support and volume ventilator for invasive and non-invasive purposes so it can be used from the hospital to the home.	March 2011

* Not cleared for marketing in the United States

# Sold outside United States only

Masks, Accessories, Motors and Diagnostic Products

Masks, accessories, motors and diagnostic products together accounted for approximately 46%, 44% and 42% of our net revenues in fiscal years 2012, 2011 and 2010, respectively.

Mask Systems and Diagnostic Products

Mask systems are one of the most important elements of SDB treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight.

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Hospital NV Full Face Mask	Non-vented version of hospital Full Face Mask designed for hospital ventilation	October 2007

Micro Mirage	Nasal mask equipped with Mircofit dial for personalized fit	February 2008

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Swift LT	Nasal mask offering pillow system for additional support and stability	June 2008

Activa LT	Nasal mask including Active Cell Technology in a lightweight version to help mitigate leak and optimize patient comfort	October 2008

Swift LT for Her	Nasal mask offering pillows systems with female specific design features	November 2008

Swift FX	Fourth generation nasal pillows system offering a fully flexible design for comfort and performance	September 2009

Mirage SoftGel	Nasal mask offering a gel cushion, interchangeable with the Activa LT system to improve choice and comfort	October 2009

Quattro FX	Full Face mask offering unobtrusive fit	September 2010

Swift FX for Her	Fourth generation nasal pillows system offering a fully flexible design for comfort and performance with female specific design features	September 2010

Mirage FX	Nasal mask offering auto adjusting forehead support and SoftEdge headgear	October 2010

Mirage FX for Her	Nasal mask offering auto adjusting forehead support and SoftEdge headgear with female specific design features	April 2011

Pixi Pediatric Mask	A pediatric mask designed for children 2 years and older	September 2011

Quattro FX for Her	Full face mask offering unobtrusive fit with female specific design features	October 2011

Swift FX Bella	Fourth generation nasal pillows system with an alternative headgear design	January 2012

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

Accessories and Other Products

To assist those professionals diagnosing or managing the treatment of patients there are data communications and control products such as EasyCare, ResLink, ResControl, ResControl II, TxControl, ResScan and ResTraxx modules that facilitate the transfer of data and other information to and from the flow generators. To enhance patient comfort, convenience and compliance, we market a variety of other products and accessories. These products include humidifiers, such as H5i and H4i, which connect directly with the CPAP, VPAP and AutoSet flow generators to humidify and heat the air delivered to the patient, helping to prevent the drying of nasal passages that can cause discomfort. Other optional accessories include cold passover humidifiers, carry bags and breathing circuits.

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 Embletta Adapter	The S9 Embletta Adapter provides a connection between an S9 device and an Embletta Portable Diagnostic System	November 2010

ResScan v3.14	An easy and flexible patient monitoring system providing therapy insights. This version oncluded support for S9 bilevel and cross-patient first 30 days compliance reporting.	April 2011

ResTraxx v17.1	ResMed’s web-based compliance monitoring system which introduced several new features to ResTraxx Online reports and enhanced support for S9 VPAP devices.	April 2011

ResTraxx v18.3	ResMed’s web-based compliance monitoring system introducing EasyCare Card – online compliance reporting direct from device SD card to ResTraxx Online	November 2011

ResScan v3.16	ResMed’s easy and flexible patient monitoring system providing therapy insights and supporting VS and Elise ventilation products (Europe)	November 2011

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

EasyCare 1.0	ResMed’s new compliance management solution offers both wireless and card-to-cloud functionality, providing access to patient data anywhere with an internet connection. Intuitive user interface, easy to understand reports and automated compliance notification.	April 2012

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

In fiscal years 2012, 2011 and 2010 we invested $109.7 million, $92.0 million and $75.2 million, respectively, on research and development.

Sales and Marketing

We currently market our products in over 70 countries through a network of distributors, independent manufacturers’ representatives and our direct sales force. We attempt to tailor our marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies. See Note 15 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8) for financial information about our geographic areas.

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

Sales in North and Latin America accounted for 55%, 53% and 54% of our net revenues for fiscal years 2012, 2011 and 2010, respectively.

Europe.    We market our products in most major European countries. We have wholly-owned subsidiaries in Austria, Finland, France, Germany, Norway, Netherlands, Spain, Sweden, Switzerland, the United Kingdom and Ireland. We use independent distributors to sell our products in other areas of Europe. Distributors are selected in each country based on their knowledge of respiratory medicine and a commitment to SDB therapy. In each country in which we sell our products direct, a local senior manager is responsible for direct national sales. In many countries in Europe, we sell our products to home healthcare dealers who then sell the products to the patients. In Germany, we also operate a home healthcare company, in which we provide products and services directly to patients, and receive reimbursement directly from third-party payers.

Sales in Europe accounted for 35%, 37% and 37% of our total net revenues for fiscal years 2012, 2011 and 2010, respectively.

Asia Pacific.    We have wholly-owned subsidiaries in Australia, Hong Kong, Japan, New Zealand, China and India. We use a combination of our direct sales force and independent distributors to sell our products in Asia Pacific. Sales in Asia Pacific accounted for 10%, 10% and 9% of our total net revenues for the fiscal years 2012, 2011 and 2010, respectively.

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

In June 2008, the International Diabetes Federation, or IDF, released a statement on SDB and type 2 diabetes. The IDF Taskforce on Epidemiology and Prevention strongly recommended that health professionals working in both type 2 diabetes and SDB adopt clinical practices to ensure that a patient presenting with one condition is considered for the other. Furthermore, the IDF recommended that people with type 2 diabetes should be screened for OSA particularly when they present classical symptoms such as witnessed apneas, heavy snoring or daytime sleepiness and poor workplace performance. In March 2011, the American Association of Clinical Endocrinologists published updated medical guidelines for developing a comprehensive care plan for patients with diabetes, recommending screening for OSA/SDB in adults with type 2 diabetes, especially men older than 50 years.

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

We are working with the anesthesiology community to help reduce the potential for peri-operative deaths due to undiagnosed sleep-disordered breathing in patients undergoing surgical procedures. We continue to provide research funding in these strategic areas while at the same time providing educational support to physicians working within these various specialties

We believe that the increasing awareness among physicians supports the efforts and investment we are making in new markets, including diabetes and cardiology.

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

We have a 174,000 square foot assembly and distribution facility in South Carolina; the plant specializes in regional customization of our flow generators.

We have a 69,000 square foot manufacturing facility in Singapore to complement the Sydney manufacturing site. The plant assembles masks, flow generators and electric motors.

We have a 47,000 square foot manufacturing facility in Malaysia. The plant specializes in the manufacture of headgear material for our masks and accessories.

We have a 43,000 square foot manufacturing facility in Paris, France. The facility is primarily responsible for the assembly of mechanical ventilators and associated accessories.

We have a 22,000 square foot manufacturing facility in Freudenstadt, Germany; the plant specializes in the manufacture of medical humidification products.

We also manufacture high-quality electric motors for our flow generator devices at a 72,000 square foot manufacturing facility in Chatsworth, California.

Our quality management system is based upon the requirements of ISO 9001, ISO 13485, FDA Quality System Regulations for Medical Devices, the Medical Device Directive (93/42/EEC) and other applicable regulations for the markets in which we sell. All of our manufacturing sites are accredited to ISO 13485. These sites are subject to third-party audits, conducted by the ISO notified bodies, at regular intervals.

Third-Party Reimbursement

The cost of medical care in many of the countries in which we operate is funded in substantial part by government and private insurance programs. In Germany, we receive payments directly from these payers. Outside Germany, although we do not generally receive payments for our products directly from these payers, our success in major markets is dependent upon the ability of patients to obtain adequate reimbursement from third-party payers for our products.

In the United States, our products are purchased primarily by home healthcare dealers, hospitals or sleep clinics, which then invoice third-party payers directly for reimbursement. Domestic third-party payers include Medicare, Medicaid and corporate health insurance plans. These payers may deny reimbursement if they determine that a device is not used in accordance with certain covered treatment methods, or is experimental, unnecessary or inappropriate. The long-term trend towards cost-containment, through managed healthcare, or other legislative proposals to reform healthcare, could control or significantly influence the purchase of healthcare services and products and could result in lower prices for our products. In some foreign markets, such as France, Germany and Japan, government reimbursement is currently available for purchase or rental of our products, subject to constraints such as price controls or unit sales limitations. In Australia and in some other foreign markets, there is currently limited or no reimbursement for devices that treat OSA.

The past decade of legislative reform in the United States, including the 2010 Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA), Medicare Improvement for Patients and Providers Act of 2008, (MIPPA) Deficit Reduction Act of 2005 (DRA), and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), has significantly impacted reimbursement for products that we provide. The longer term impact, though not entirely predictable, continues to bring significant changes to the third-party payer landscape.

Beginning in 2005, the MMA reduced payment amounts for five categories of HME, froze payment amounts for certain covered home medical equipment (HME) items through 2007, established a Medicare competitive acquisition program for HME and implemented quality standards and accreditation requirements for HME suppliers. The DRA capped the Medicare rental period for certain capped rental items, including CPAP devices, at 13 months of continuous use, after which time title of the equipment would transfer automatically to the beneficiary. MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 Medicare fee schedule payment amounts for HME by 9.5 percent for product categories included in competitive bidding. Because the annual update factor for 2010 was 0 percent, the 2009 fee schedule payment rates remained effective for 2010. For 2011, the fee schedule amounts were reduced by 0.1 percent, and for 2012, the fee schedule amounts were increased by 2.4 percent.

The PPACA, which was passed both to expand the number of individuals with healthcare coverage and to develop additional revenue sources, includes, among other things, a deductible excise tax equal to 2.3 percent of the price for which medical devices are sold in the United States on any entity that manufactures or imports medical devices, with limited exceptions, beginning in 2013. The PPACA also provides for a number of Medicare regulatory requirements, including new face-to-face encounter requirements for durable medical equipment and home health services; and a requirement that by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

We cannot predict the impact that any U.S. legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

Even though we do not submit claims or bill governmental programs and other third-party payers directly for reimbursement for our products sold in the United States, we are still subject to a number of laws and regulations relating to governmental programs, and any violation of these laws and regulations could result in civil and criminal penalties, including fines. In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a Federal healthcare program such as the Medicare and Medicaid programs. The government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Many states have adopted laws similar to the federal Anti-Kickback Law. We are also subject to other federal and state fraud laws applicable to payment from any third-party payer. These laws prohibit persons from knowingly and willfully filing false claims or executing a scheme to defraud any healthcare benefit program, including private third-party payers. These laws may apply to manufacturers and distributors who provide information on coverage, coding and reimbursement of their products to persons who bill third-party payers. We continuously strive to comply with these laws and believe that our arrangements do not violate these laws. Liability may still arise from the intentions or actions of the parties with whom we do business or from a different governmental agency interpretation of the laws.

Service and Warranty

We generally offer either one-year or two-year limited warranties on our flow generator products. Warranties on mask systems are for 90 days. Our distributors either repair our products with parts supplied by us or arrange shipment of products to our facilities for repair or replacement.

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

We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than us. In the United States, our principal market, the primary competitors for our products are: Philips BV; DeVilbiss, a division of Sunrise Medical Inc.; and Fisher & Paykel Healthcare Corporation Limited. Our principal international competitors are also Philips BV, DeVilbiss, Apex Medical Corp and Fisher & Paykel Healthcare Corporation Limited, as well as regional manufacturers. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the healthcare industry. In addition, our products compete with surgical procedures and dental appliances designed to treat OSA and other SDB-related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

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

Patents and Proprietary Rights and Related Litigation

Through our subsidiaries ResMed Limited, MAP Medizin-Technologie GmbH, ResMed Motor Technologies Inc., ResMed SAS, and ResMed Paris SAS, we own or have licensed rights to approximately 640 issued United States patents (including approximately 311 design patents) and approximately 983 issued foreign patents. In addition, there are approximately 440 pending United States patent applications (including approximately 55 design patent applications), approximately 857 pending foreign patent applications, approximately 1,169 registered foreign designs and approximately 29 pending foreign designs. Some of these patents, patent applications and designs relate to significant aspects and features of our products.

Of our patents, 63 United States patents and 105 foreign patents are due to expire in the next five years. There are 8 foreign patents due to expire 2013, 19 in 2014, 40 in 2015, 10 in 2016, and 28 in 2017. There are 2 United States patents due to expire in 2013, 6 United States patents in 2014, 19 United States patents in 2015, 8 United States patents in 2016, and 28 United States patents in 2017. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

We rely on a combination of patents, trade secrets, copyrights, trademarks and non-disclosure agreements to protect our proprietary technology and rights.

Litigation may be necessary to enforce patents issued to us, to protect our rights, or to defend third-party claims of infringement by us of the proprietary rights of others. The defense and prosecution of patent claims, including pending claims, as well as participation in other inter-party proceedings, can be expensive and time-consuming, even in those instances in which the outcome is favorable to us. Patent laws regarding the enforceability of patents vary from country to country. Therefore, there can be no assurance that patent issues will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.

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

Unless an exemption applies, the FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance or a premarket approval, or PMA, before introducing it into the U.S. market. Our products currently marketed in the United States are marketed in reliance on 510(k) pre-marketing clearances as either Class I or Class II devices. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and often clinical data, which in some cases can be extensive, to demonstrate that the device is “substantially equivalent” to a device that was on the market before 1976 or to a device that has been found by the FDA to be “substantially equivalent” to such a pre-1976 device. As a result, FDA clearance requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high-risk devices or those that are used to support or sustain human life, may take several years and requires the submission of extensive performance and clinical information.

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

Employees

As of June 30, 2012, we had approximately 3,700 employees or full time consultants, of which approximately 1,500 persons were employed in warehousing and manufacturing, 500 in research and development and 1,700 in sales, marketing and administration. Of our employees and consultants, approximately, 1,200 were located in Australia, 800 in North and Latin America, 1,200 in Europe and 500 in Asia.

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

Additionally, some of our competitors have greater financial, research and development, manufacturing and marketing resources than we do. The past several years have seen a trend towards consolidation in the healthcare industry and in the markets for our products. Industry consolidation could result in greater competition if our competitors combine their resources or if our competitors are acquired by other companies with greater resources than ours. This competition could increase pressure on us to reduce the selling prices of our products or could cause us to increase our spending on research and development and sales and marketing. If we are unable to develop innovative new products, maintain competitive pricing, and offer products that consumers perceive to be as good as those of our competitors, our sales or gross margins could decrease which would harm our business.

Our business depends on our ability to market effectively to dealers of home healthcare products and sleep clinics.    We market our products primarily to home healthcare dealers and to sleep clinics that diagnose OSA and other sleep disorders, as well as to non-sleep specialist physician practices that diagnose and treat sleep disorders. We believe that these groups play a significant role in determining which brand of product a patient will use. The success of our business depends on our ability to market effectively to these groups to ensure that our products are properly marketed and sold by these third parties.

We have limited resources to market to the sleep clinics, home healthcare dealer branch locations and to the non-sleep specialists, most of whom use, sell or recommend several brands of products. In addition, home healthcare dealers have experienced price pressures as government and third-party reimbursement has declined for home healthcare products, and home healthcare dealers are requiring price discounts and longer periods of time to pay for products purchased from us. We cannot assure you that physicians will continue to prescribe our products, or that home healthcare dealers or patients will not substitute competing products when a prescription specifying our products has been written.

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

We are subject to various risks relating to international activities that could affect our overall profitability.    We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets. Sales outside North and Latin America accounted for approximately 46% and 47% of our net revenues in the years ended June 30, 2012 and 2011, respectively. We expect that sales within these areas will account for approximately 50% of our net revenues in the foreseeable future. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:

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

Government and private insurance plans may not adequately reimburse our customers for our products, which could result in reductions in sales or selling prices for our products.    Our ability to sell our products depends in large part on the extent to which coverage and reimbursement for our products will be available from government health administration authorities, private health insurers and other organizations. These third-party payers are increasingly challenging the prices charged for medical products and services and can, without notice, deny coverage for treatments that may include the use of our products. Therefore, even if a product is approved for marketing, we cannot make assurances that coverage and reimbursement will be available for the product, that the reimbursement amount will be adequate or that the reimbursement amount, even if initially adequate, will not be subsequently reduced. For example, in some markets, such as Spain, France and Germany, government coverage and reimbursement are currently available for the purchase or rental of our products but is subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia, there is currently limited or no reimbursement for devices that treat SDB conditions. As we continue to develop new products, those products will generally not qualify for coverage and reimbursement until they are approved for marketing, if at all.

In the United States, we sell our products primarily to home healthcare dealers, hospitals and to sleep clinics. Reductions in reimbursement to our customers by third-party payers, if they occur, may have a material impact on our customers and, therefore, may indirectly affect our sales to, or the collectibility of receivables we have from, those customers. A recent development affecting reimbursement negatively stems from the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, which instructed the Centers for Medicare & Medicaid Services, or CMS, the agency responsible for administering the Medicare program, to establish and implement programs under which our customers who provide home healthcare services must compete to offer products in designated competitive bidding areas, or CBAs. CMS recently rolled out the competitive bidding program in 9 CBAs and included home medical equipment such as oxygen and oxygen equipment, CPAP and respiratory assist devices, and related supplies and accessories. On July 2, 2010, CMS announced the single payment amount – the amount paid to successful bidders –for the first round of the competitive bidding and began offering contracts to qualifying home health companies, effective January 1, 2011. The average reduction from current Medicare payment rates in this first round of competitive bidding was approximately 32% for CPAP and respiratory devices and became effective January 1, 2011. The expansion of the program for the second round covers a total of 91 CBAs and is scheduled to be effective in the U.S. summer of 2013. By 2016, the competitive bidding process must either be nationalized or CMS must reduce Medicare prices in non-competitive bidding areas to match competitive bidding prices. We cannot predict at this time what impact, if any, these changes to the competitive bidding program will have on our business and financial condition.

Healthcare reform, including recently enacted legislation, may have a material adverse effect on our industry and our results of operations.    In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”) was signed into law in the United States. The PPACA makes changes that are expected to impact the medical device industry. One of the principal purposes of the PPACA was to expand health insurance coverage to approximately 32 million Americans who were uninsured. The PPACA requires adults not covered by an employer- or government-sponsored insurance plan to maintain health insurance coverage or pay a penalty, a provision commonly referred to as the individual mandate. We cannot predict the impact of these coverage expansions, if any, on the sales of our products.

The PPACA also contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, with limited exceptions, entities that manufacture, produce or import medical devices will be required to pay an excise tax in an amount equal to 2.3 percent of the price for which such devices are sold in the United States. Though there are some exceptions to the excise tax, this excise tax may apply to some or all of our products. The PPACA also includes, among other things, the expansion of the second round two of competitive bidding to a total of 91 CBAs, and, as mentioned above, by 2016, the process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices. Other PPACA provisions include demonstrations to develop organizations that are paid under a new payment methodology for voluntary coordination of care by groups of providers, such as physicians and hospitals, and the establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. The increased funding and focus on comparative clinical effectiveness research, which compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products, may result in lower reimbursements by payers for our products and decreased profits to us.

A number of states challenged the constitutionality of the PPACA individual mandate and certain aspects of the legislation’s voluntary Medicaid expansion criteria. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate, and invalidated requirements that states forfeit significant federal funding if they do not expand Medicaid coverage as prescribed by PPACA. Although the Court left the remainder of its provisions intact, Congress has also proposed a number of legislative initiatives that may alter its implementation, including possible repeal of PPACA in its entirety. At this time, it remains unclear whether there will be any changes made to PPACA, whether to certain provisions or its entirety.

In addition, other federal legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which,

among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers, including home healthcare companies, of up to 2% per fiscal year, starting in 2013.

In January 2011, the FDA announced 25 specific action items it intends to take with respect to the 510(k) process. The FDA issued its recommendations and proposed action items in response to concerns from both within and outside of the FDA about the 510(k) program. Although the FDA has not detailed the specific modifications or clarifications that the FDA intends to make to its guidance, policies, and regulations pertaining to the review and regulation of devices such as ours which seek and receive marketing clearance through the 510(k) process, the FDA’s announced action items signal that additional regulatory requirements are likely. In particular, the FDA intends to issue a variety of draft guidance and regulations over the coming months which would, among other things, clarify when changes to a cleared medical device warrant a new 510(k) and which modifications would be eligible for a Special 510(k), establish a Unique Device Identification System, and clarify the FDA’s use and application of several key terms in the 510(k) review process. These reforms, when implemented, could impose additional regulatory requirements upon us which could delay our ability to obtain new clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances.

Various healthcare reform proposals have also emerged at the state level within the United States. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or the effect any future legislation or regulation will have on us.

The PPACA as well as other federal and/or state healthcare reform measures that may be adopted in the future, singularly or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with anti-kickback and fraud regulations could result in substantial penalties and changes in our business operations.    In particular, the U.S. Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us.

The recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.    Many states and other governments have adopted laws similar to the federal Anti-Kickback Law. We are also subject to other federal and state fraud laws applicable to payment from any third-party payer. These laws prohibit persons from knowingly and willfully filing false claims or executing a scheme to defraud any healthcare benefit program, including private third-party payers. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third-party payers. Any violation of these laws and regulations could result in civil and criminal penalties (including fines), increased legal expenses and exclusions from governmental reimbursement programs, all of which could have a material adverse effect upon our business, financial conditions and results of operations.

Beginning in 2013, the PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. On December 14, 2011, CMS released its proposed rule implementing these provisions, providing further clarification to ambiguous or unclear statutory language and providing instructions for manufacturers to comply with such requirements. CMS closed its comment period on February 17, 2012, and, to date, has not yet issued a final rule.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with difference compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company many run afoul of one or more of the requirements. The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal or state regulatory authorities might challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our business, results of operations and financial condition.

Complying with Food and Drug Administration, or FDA, and other regulations is an expensive and time-consuming process, and any failure to comply could have a materially adverse effect on our business, financial condition, or results of operations.    We are subject to various U.S. federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, our products could be subject to recall if the FDA, other regulators or we determine, for any reason, that our products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results.

Product sales, introductions or modifications may be delayed or canceled as a result of FDA regulations or similar foreign regulations, which could cause our sales and profits to decline.    Before we can market or sell a new medical device in the United States, we must obtain FDA clearance, which can be a lengthy and time-consuming process. We generally receive clearance from the FDA to market our products in the United States under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or our products are exempt from the Section 510(k) clearance process. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The FDA has a high degree of latitude when evaluating submissions and may determine that a proposed device submitted for 510(k) clearance is not substantially equivalent to a predicate device. After a device receives 510(k) premarket notification clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing processes may require a new 510(k) clearance or premarket approval. We have modified some of our Section 510(k) approved products without submitting new Section 510(k) notices, which we do not believe were required. However, if the FDA disagrees with us and requires us to submit new Section 510(k)

notifications for modifications to our existing products, we may be required to stop marketing the products while the FDA reviews the Section 510(k) notification.

Any new product introduction or existing product modification could be subjected to a lengthier, more rigorous FDA examination process. For example, in certain cases we may need to conduct clinical trials of a new product before submitting a 510(k) notice. We may also be required to obtain premarket approvals for certain of our products. Indeed, recent trends in the FDA’s review of premarket notification submissions suggest that the FDA is often requiring manufacturers to provide new, more expansive, or different information regarding a particular device than what the manufacturer anticipated upon 510(k) submission. This has resulted in increasing uncertainty and delay in the premarket notification review process. In January 2011, the FDA announced twenty-five specific action items it intends to take with respect to the 510(k) process designed, in part, to provide greater transparency and certainty to the review process. Some of the changes that the FDA has announced it intends to take, may affect requirements related to which devices are eligible for Section 510(k) clearance and which devices may be used as predicates in demonstrating substantial equivalence, and the grounds and procedures under which the FDA may rescind a Section 510(k) clearance. Furthermore, the FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, either by imposing more strict requirements on when a manufacturer must submit a new 510(k) for a modification to a previously cleared product, or by applying more onerous review criteria to such submissions. Specifically, on July 9, 2012, the FDA Safety and Innovation Act of 2012 was enacted, which, among other requirements, obligates the FDA to prepare a report for Congress on the FDA’s approach for determining when a new 510(k) will be required for modifications or changes to a previously cleared device. After submitting this report, the FDA is expected to issue revised guidance to assist device manufacturers in making this determination. Until then, manufacturers may continue to adhere to the FDA’s existing guidance on this topic when making a determination as to whether or not a new 510(k) is required for a change or modification to a device, but the practical impact of the FDA’s continuing scrutiny of these issues remains unclear. These and other revisions to the FDA’s 510(k) clearance process, when fully implemented, could impose additional regulatory requirements upon us that could delay our ability to obtain new clearances, increase the costs of compliance, or restrict our ability to maintain current clearances. The requirements of the more rigorous premarket approval process and/or significant changes to the Section 510(k) clearance process could delay product introductions and increase the costs associated with FDA compliance. Marketing and sale of our products outside the United States are also subject to regulatory clearances and approvals, and if we fail to obtain these regulatory approvals, our sales could suffer. We cannot assure you that any new products we develop will receive required regulatory approvals from U.S. or foreign regulatory agencies.

We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes. Our failure to comply with these standards could have an adverse effect on our business, financial condition, or results of operations.    The FDA regulates the approval, manufacturing, and sales and marketing of many of our products in the U.S. Significant government regulation also exists in Canada, Japan, Europe, and other countries in which we conduct business. As a device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls or related field actions, withdrawals, and/or declining sales.

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

Our intellectual property may not protect our products, and/or our products may infringe on the intellectual property rights of third-parties.    We rely on a combination of patents, trade secrets and non-disclosure agreements to protect our intellectual property. Our success depends, in part, on our ability to obtain and maintain United States and foreign patent protection for our products, their uses and our processes to preserve our trade secrets and to operate without infringing on the proprietary rights of third-parties. We have a number of pending patent applications, and we do not know whether any patents will issue from any of these applications. We do not know whether any of the claims in our issued patents or pending applications will provide us with any significant protection against competitive products or otherwise be commercially valuable. Legal standards regarding the validity of patents and the proper scope of their claims are still evolving, and there is no consistent law or policy regarding the valid breadth of claims. Additionally, there may be third-party patents, patent applications and other intellectual property relevant to our products and technology which are not known to us and that block or compete with our products.

We face the risks that:

•	third-parties will infringe our intellectual property rights;

•	our non-disclosure agreements will be breached;

•	we will not have adequate remedies for infringement;

•	our trade secrets will become known to or independently developed by our competitors; or

•	third-parties will be issued patents that may prevent the sale of our products or require us to license and pay fees or royalties in order for us to be able to market some of our products.

Litigation may be necessary to enforce patents issued to us, to protect our proprietary rights, or to defend third-party claims that we have infringed upon proprietary rights of others. The defense and prosecution of patent claims, including these pending claims, as well as participation in other inter-party proceedings, can be expensive and time-consuming, even in those instances in which the outcome is favorable to us. If the outcome of any litigation or proceeding brought against us were adverse, we could be subject to significant liabilities to third parties, could be required to obtain licenses from third parties, could be forced to design around the patents at issue or could be required to cease sales of the affected products. A license may not be available at all or on commercially viable terms, and we may not be able to redesign our products to avoid infringement. Additionally, the laws regarding the enforceability of patents vary from country to country, and we cannot assure you that any patent issues we face will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.

We are subject to tax audits by various tax authorities in many jurisdictions.    From time to time we may be audited by tax authorities in various jurisdictions. Any final assessment resulting from such audits could result in material changes to our past or future taxable income, tax payable or deferred tax assets, and could require us to pay penalties and interest that could materially adversely affect our financial results.

Our quarterly operating results are subject to fluctuation for a variety of reasons.    Our operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from a number of factors, including:

•	the introduction of new products by us or our competitors;

•	the geographic mix of product sales;

•	the success and costs of our marketing efforts in new regions;

•	changes in third-party payer reimbursement;

•	timing of regulatory clearances and approvals;

•	timing of orders by distributors;

•	expenditures incurred for research and development;

•	competitive pricing in different regions;

•	the effect of foreign currency transaction gains or losses; and

•	other activities of our competitors.

Fluctuations in our quarterly operating results may cause the market price of our common stock to fluctuate.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline.    Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace. The facilities may be affected by natural or man-made disasters and in the event they were affected by a disaster, we would be forced to rely on third-party manufacturers. Although we believe we possess adequate insurance for the disruption of our business from causalities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Delaware law and provisions in our charter and could make it difficult for another company to acquire us.    Provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management which might be beneficial to us or our security holders. In particular, our board of directors is divided into three classes, serving for staggered three-year terms. Because of this classification, it will require at least two annual meetings to elect directors constituting a majority of our board of directors. Additionally, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock.

You may not be able to enforce the judgments of U.S. courts against some of our assets or officers and directors.    A substantial portion of our assets are located outside the United States. Additionally, some our directors and executive officers reside outside the United States, along with all or a substantial portion of their assets. As a result, it may not be possible for investors to enforce judgments of U.S. courts relating to any liabilities under U.S. securities laws against our assets, those persons or their assets. In addition, investors may not be able to pursue claims based on U.S. securities laws against these assets or these persons in Australian courts, where most of these assets and persons reside.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2012 that remain unresolved.

ITEM 2	PROPERTIES

Our principal executive offices and U.S. sales facilities, consisting of approximately 230,000 square feet, are located on Spectrum Centre Boulevard in North San Diego County, California, in a building we own. We have our research and development and office facilities at our existing site in Norwest, Sydney, Australia, which consists of approximately 69,000 square feet. We own our principal manufacturing facility consisting of a 155,000 square foot complex at this site in Norwest, Sydney, Australia. We lease a 69,000 square foot manufacturing facility in Singapore to complement the Sydney manufacturing site. We also lease a 72,000 square foot facility for manufacture of electronic motors in Chatsworth, California.

Sales and warehousing facilities are either leased or owned in South Carolina and Oregon, U.S.A.; Abingdon, England; Munich, Bremen, Hochstadt, Germany; Lyon, France; Paris, France; Basel, Switzerland; Stockholm, Sweden; Helsinki, Finland; Oslo, Norway; New Delhi, India; Tokyo, Japan; Dublin, Ireland and Kowloon, Hong Kong.

ITEM 3	LEGAL PROCEEDINGS

See note 17 to the consolidated financial statements for a summary of legal proceedings.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RMD”. The following table sets forth for the fiscal periods indicated the high and low closing prices for the common stock as reported by the New York Stock Exchange.

	2012		2011
	High	Low	High	Low

Quarter One, ended September 30	$33.17	$25.76	$34.01	$29.81
Quarter Two, ended December 31	$31.70	$23.46	$35.61	$30.51
Quarter Three, ended March 31	$31.99	$24.81	$35.28	$29.68
Quarter Four, ended June 30	$35.01	$29.84	$33.92	$29.62

At August 6, 2012, there were 41 holders of record of our common stock, although many of these holders of record own shares as nominees on behalf of other beneficial owners. We have not paid any cash dividends on our common stock since the initial public offering. However, we recently announced, subject to declaration by our board of directors, plans to initiate a quarterly dividend plan commencing in the first quarter of fiscal 2013. Accordingly, on August 2, 2012, our board of directors declared a quarterly dividend of $0.17 per share, which will have a record date of September 7, 2012, and be payable on September 28, 2012. We plan to pay the dividend in US currency to holders of our common stock trading on the New York Stock Exchange (NYSE). Holders of Chess Depositary Instruments (CDIs) trading on the Australian Stock Exchange will receive an equivalent amount in Australian currency, reflecting the 10:1 ratio between CDIs and NYSE shares. We expect the dividend will be unfranked for Australian tax purposes. It is expected that our dividend commitments will be met out of our operating cash flows and existing loan facilities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this Report.

Purchases of Equity Securities

The following table summarizes purchases by us of our common stock during the fiscal year ending June 30, 2012:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 – July 31, 2011	98,543	$30.84	14,213,273	9,566,278
August 1 – August 23, 2011	2,361,908	28.34	16,575,181	7,204,370
New Program Authorization(1)				20,000,000
August 24 – August 31, 2011	275,000	29.27	16,850,181	19,725,000
September 1 – September 30, 2011	1,616,024	28.88	18,466,205	18,108,976
October 1 – October 31, 2011	1,066,155	28.77	19,532,360	17,042,821
November 1 – November 30, 2011	1,624,113	26.87	21,156,473	15,418,708
December 1 – December 31, 2011	1,450,000	24.94	22,606,473	13,968,708
January 1 – January 31, 2012	600,000	25.59	23,206,473	13,368,708
February 1 – February 29, 2012	1,015,757	29.34	24,222,230	12,352,951
March 1 – March 31, 2012	726,642	30.08	24,948,872	11,626,309
April 1 to April 30, 2012	702,877	30.44	25,651,749	10,923,432
May 1 to May 31, 2012	1,461,594	33.00	27,113,343	9,461,838
June 1 to June 30, 202	618,406	31.33	27,731,749	8,843,432
Total	13,617,019	$28.73	27,731,749	8,843,432

(1) On August 24, 2011, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program canceled and replaced our previous share repurchase program authorized on May 27, 2009 pursuant to which we had repurchased 9,952,274 shares. These were in addition to the 6,622,907 shares repurchased under an earlier program authorized on June 6, 2002. The new program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program. Since the inception of the share buyback programs, we have repurchased 27,731,749 shares at a total cost of $895.8 million.

PERFORMANCE GRAPH

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholders return on our common stock from June 30, 2007 through June 30, 2012, with the comparable cumulative return of the S&P 500 index and S&P 500 Health Care index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2007. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2007, for the indicated periods.

Index	June 2007	June 2008	June 2009	June 2010	June 2011	June 2012

ResMed Inc	100	87	99	147	150	151
S&P 500	100	85	61	69	88	89
S&P 500 Health Care	100	86	75	80	100	100

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2012. The data set forth below should be read in conjunction with Item 7 of Part II of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 of Part II of this Report, “Consolidated Financial Statements and Supplementary Data”, and related Notes included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2012, 2011 and 2010 and the balance sheet data as of June 30, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2009 and 2008 and the balance sheet data as of June 30, 2010, 2009 and 2008 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

Consolidated Statement of Income Data:	Years Ended June 30
(In thousands, except per share data)	2012	2011	2010	2009	2008
Net revenues	$1,368,515	$1,243,148	$1,092,357	$920,735	$835,397
Cost of sales	547,780	501,822	436,874	366,933	338,544
Product recall expenses	0	0	0	0	3,103
Gross profit	820,735	741,326	655,483	553,802	493,750
Selling, general and administrative expenses	401,621	371,249	328,858	289,875	278,087
Research and development expenses	109,733	92,007	75,202	63,056	60,524
Donations to research foundations	1,000	1,000	3,000	3,500	2,000
Amortization of acquired intangible assets	13,974	10,146	8,041	7,060	7,791
Restructuring expenses	0	0	0	0	2,378
Total operating expenses	526,328	474,402	415,101	363,491	350,780
Income from operations	294,407	266,924	240,382	190,311	142,970
Other income:
Interest income, net	29,080	26,043	14,029	10,205	10,058
Other, net	8,458	10,740	6,178	1,168	4,827
Total other income, net	37,538	36,783	20,207	11,373	14,885
Income before income taxes	331,945	303,707	260,589	201,684	157,855
Income taxes	(77,095)	(76,721)	(70,504)	(55,236)	(47,552)
Net income	$254,850	$226,986	$190,085	$146,448	$110,303
Basic earnings per share	$1.75	$1.49	$1.26	$0.97	$0.72
Diluted earnings per share	$1.71	$1.44	$1.23	$0.95	$0.70
Weighted average:
Basic shares outstanding	145,901	152,471	150,908	151,258	154,756
Diluted shares outstanding	149,316	157,195	155,098	154,226	157,424

Consolidated Balance Sheet Data:	As of June 30
(In thousands)	2012	2011	2010	2009	2008
Working capital	$1,108,299	$1,083,612	$672,669	$584,184	$546,647
Total assets	2,137,869	2,068,922	1,626,397	1,507,968	1,406,000
Long-term debt, less current maturities	250,783	100,000	0	94,191	93,789
Total stockholders’ equity	1,607,627	1,730,737	1,287,536	1,115,192	1,081,775

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc and subsidiaries. It is provided as a supplement to, and should be read in conjunction with the selected financial data and consolidated financial statements and notes included elsewhere in this Report.

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

In March 2011, the American Association of Clinical Endocrinologists published updated medical guidelines for developing a comprehensive care plan for patients with diabetes, recommending that screening for SDB/OSA be done in adults with type 2 diabetes, especially men older than 50 years. The National Institutes of Health released a clinical study in April 2010 reporting that obstructive sleep apnea, (“OSA”), is associated with an increased risk of stroke in middle-aged and older adults, especially men. In a recently released study in Circulation, it was reported that OSA is associated with an increased risk of incident heart failure in a general community of middle-aged and older men. Specifically, men ages 40 to 70 with AHI≥30 were 68% more likely to develop coronary heart disease than those with AHI<5. In March 2011, the American Association of Clinical Endocrinologists published updated medical guidelines for developing a comprehensive care plan for patients with diabetes, which recommended that screening, for OSA, be done in adults with type 2 diabetes, especially men older than 50 years. There are many studies being conducted that provide new evidence that treating SDB and OSA can improve health, quality of life and also mitigate the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2012, we invested approximately $109.7 million on research and development activities, which represents 8% of net revenues. Since the development of CPAP, we have developed a number of innovative products for the treatment of SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. During fiscal year 2012, we released new products across both our mask and flow generator categories. We have introduced new masks during fiscal 2012, including the Quattro FX for Her, Swift FX Bella and Pixi pediatric mask. Additionally, the release of S9 bilevel range of flow generators as well as Stellar 100 and 150 ventilation devices in fiscal 2011, have all contributed to the increase in our net revenues for fiscal year 2012.

We reported record financial results in fiscal year 2012, with an increase in net revenue to $1,368.5 million, an increase of 10% when compared to fiscal year 2011. Gross profit increased for the year ended June 30, 2012 to $820.7 million from $741.3 million for the year ended June 30, 2011, an increase of $79.4 million or 11%. Our net income for the year ended June 30, 2012 was $254.9 million or $1.71 per diluted share compared to net income of $227.0 million or $1.44 per diluted share for the year ended June 30, 2011.

Total operating cash flow for fiscal year 2012 was $383.2 million and at June 30, 2012, our cash and cash equivalents totaled $809.5 million. Our total assets increased by 3% to $2.1 billion and our shareholders’ equity was lower by 7% to $1.6 billion. During fiscal year 2012, we repurchased

13.6 million shares at a cost of $391.2 million under our share buy-back program, compared to 4.9 million shares at a cost of $160.1 million during fiscal year 2011.

In order to provide a framework for assessing how our underlying businesses performed, excluding the effect of foreign currency fluctuations, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented. In order to calculate our constant currency information, we translate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. However, constant currency measures should not be considered in isolation or as an alternative to U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. generally accepted accounting principles.

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

Net Revenues.    Net revenue increased for the year ended June 30, 2012 to $1,368.5 million from $1,243.1 million for the year ended June 30, 2011, an increase of $125.4 million or 10%. The increase in net revenue was attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar negatively impacted revenues by approximately $7.3 million for the year ended June 30, 2012. Excluding the impact of unfavorable foreign currency movements, sales for the year ended June 30, 2012 increased by 11% compared to the year ended June 30, 2011.

Net revenue in North and Latin America increased for the year ended June 30, 2012 to $749.0 million from $662.2 million for the year ended June 30, 2011, an increase of $86.8 million or 13%. We believe this increase predominantly reflects growth in the overall SDB market and growth generated from our recent product releases including the S9 bilevel flow generators and the Quattro FX, Mirage FX and Mirage FX for Her masks.

Net revenue in markets outside North and Latin America increased for the year ended June 30, 2012 to $619.5 million from $580.9 million for the year ended June 30, 2011, an increase of $38.6 million or 7%. Excluding the impact of unfavorable foreign currency movements, international sales for the year ended June 30, 2012 increased by 8%, compared to the year ended June 30, 2011. We believe this increase in sales outside North and Latin America predominantly reflects growth in the overall SDB market and growth generated from our recent product releases including the S9 bilevel flow generators and the Quattro FX and Mirage FX masks.

Net revenue from flow generators for the year ended June 30, 2012 totaled $736.6 million from $699.3 million for the year ended June 30, 2011, an increase of 5%, including increases of 6% in North and Latin America and 5% elsewhere. Net revenue from mask systems, motors and other accessories totaled $631.9 million, an increase of 16%, including increases of 19% in North and Latin America and 11% elsewhere, for the year ended June 30, 2012, compared to the year ended June 30, 2011. We believe these primarily reflect growth in the overall SDB market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the year ended June 30, 2012 compared to the year ended June 30, 2011:

	North and Latin America	International	Total	International (Constant Currency)*	Total (Constant Currency)
Flow generators	6%	5%	5%	6%	6%
Masks and other accessories	19%	11%	16%	11%	16%
Total	13%	7%	10%	8%	11%

* Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit.    Gross profit increased for the year ended June 30, 2012 to $820.7 million from $741.3 million for the year ended June 30, 2011, an increase of $79.4 million or 11%. Gross profit as a percentage of net revenue remained at 60% for the year ended June 30, 2012, which is consistent with the 60% for the year ended June 30, 2011. Gross margins were positively impacted by a favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales and cost savings attributable to manufacturing and supply chain improvements. These impacts were offset by negative impacts associated with declines in our average selling prices and the appreciation of the Australian dollar against the U.S. dollar as the majority of our manufacturing labor and overhead is denominated in Australian dollars.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2012 to $401.6 million from $371.2 million for the year ended June 30, 2011, an increase of $30.4 million or 8%. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2012 was 29%, compared to 30% for the year ended June 30, 2011.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth and other expenses related to the increase in our sales including activities targeted at increasing the awareness and diagnosis of SDB. As a percentage of net revenue, we expect our future selling, general and administrative expense to continue to be broadly in the range of 29%.

Research and Development Expenses.    Research and development expenses increased for the year ended June 30, 2012 to $109.7 million from $92.0 million for the year ended June 30, 2011, an increase of $17.7 million or 19%. As a percentage of net revenue, research and development expenses were 8% for the year ended June 30, 2012 compared to 7% for the year ended June 30, 2011.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel and an increase in clinical trial costs. The increase in research and development expenses was also due to the appreciation of international currencies against the U.S. dollar, which increased our research and development expenses by approximately $2.5 million for the year ended June 30, 2012, as reported in U.S. dollars. We expect our future research and development expenses, as a percentage of revenue, to be in the range of 8%.

Donations to Research Foundation.    In the years ended June 30, 2012 and 2011, we donated $1.0 million and $1.0 million, respectively, to the ResMed Foundation. The Foundation was established primarily to promote research into the deleterious medical consequences of untreated SDB and to increase public and physician awareness of the importance of sleep and respiratory health throughout the world.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2012 totaled $14.0 million compared to $10.1 million for the year ended June 30, 2011. The increase in amortization expense is attributable to our recent acquisitions of BiancaMed Limited and Gruendler GmbH in the first quarter of fiscal year 2012.

Other Income (Expense), Net.    Other income, net for the year ended June 30, 2012 was $37.5 million, an increase of $0.8 million over $36.8 million for the year ended June 30, 2011. The increase in other income, net, was due to an increase in interest income, due primarily to an increase in cash balances held, partially offset by lower gains on foreign currency and hedging transactions and an increase in interest expense due to an increase in borrowings.

Income Taxes.    Our effective income tax rate decreased to 23.2% for the year ended June 30, 2012 from 25.3% for the year ended June 30, 2011. The lower tax rate was primarily due to the geographic mix of taxable income, including the impact of lower taxes associated with our Singapore manufacturing operation. We continue to benefit from the Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income.    As a result of the factors above and share repurchases, our net income for the year ended June 30, 2012 was $254.9 million or $1.71 per diluted share compared to net income of $227.0 million or $1.44 per diluted share for the year ended June 30, 2011, an increase of 12% and 19%, respectively, over the year ended June 30, 2011.

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

Net revenue in North and Latin America increased for the year ended June 30, 2011 to $662.2 million from $590.4 million for the year ended June 30, 2010, an increase of $71.8 million or 12%. We believe this increase predominantly reflects growth in the overall SDB market and growth generated from our recent product releases including the S9 flow generators and the Quattro FX and Mirage FX masks.

Net revenue in markets outside North and Latin America increased for the year ended June 30, 2011 to $580.9 million from $502.0 million for the year ended June 30, 2010, an increase of $79.0 million or 16%. Excluding the impact of favorable foreign currency movements, international sales for the year ended June 30, 2011 increased by 13%, compared to the year ended June 30, 2010. We believe this increase in sales outside North and Latin America predominantly reflects growth in the overall SDB market and growth generated from our recent product releases including the S9 flow generators and the Quattro FX and Mirage FX masks.

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

Donations to Research Foundation.    In the years ended June 30, 2011 and 2010, we donated $1.0 million and $3.0 million, respectively, to the ResMed Foundation. The Foundation was established primarily to promote research into the deleterious medical consequences of untreated SDB and to increase public and physician awareness of the importance of sleep and respiratory health throughout the world.

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

Income Taxes.    Our effective income tax rate decreased to 25.3% for the year ended June 30, 2011 from 27.1% for the year ended June 30, 2010. The lower tax rate was primarily due to a change in the geographic mix of taxable income, including the impact of lower taxes associated with our Singapore manufacturing operation. We continue to benefit from the Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income.    As a result of the factors above, our net income for the year ended June 30, 2011 was $227.0 million or $1.44 per diluted share compared to net income of $190.1 million or $1.23 per diluted share for the year ended June 30, 2010, an increase of 19% and 17%, respectively, over the year ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2012 and June 30, 2011, we had cash and cash equivalents of $809.5 million and $735.3 million, respectively. Working capital was $1,108.3 million and $1,083.6 million at June 30, 2012 and June 30, 2011, respectively. The increase in working capital predominantly reflects the growth and profitability of the business during the year.

As of June 30, 2012 and June 30, 2011, our cash and cash equivalent balances held within the United States amounted to $61.7 million and $111.2 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2012 and June 30, 2011, of $747.8 million and $624.1 million, respectively, were held by our non-U.S. subsidiaries, indefinitely invested outside the United States. Our cash and cash equivalent balances are held at highly rated financial institutions. Should we repatriate our cash and cash equivalent balances held outside the U.S., we would have to adjust the income tax provision in the period any such repatriation were to occur.

Inventories at June 30, 2012 decreased by $26.4 million or 13% to $174.4 million compared to June 30, 2011 inventories of $200.8 million. The decrease in inventories was due to improved inventory management.

Accounts receivable, net of allowance for doubtful accounts, at June 30, 2012 were $283.2 million, an increase of $8.8 million or 3% over the June 30, 2011 accounts receivable balance of $274.4 million. The increase was lower than the 10% incremental increase in net revenues for the year ended June 30, 2012 compared to the year ended June 30, 2011 mainly due to the depreciation of international currencies at the end of June 30, 2012 compared to June 30, 2011. Accounts receivable days sales outstanding of 68 days at June 30, 2012 decreased by 1 day compared to 69 days at June 30, 2011. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2012 and 2011 was 2.5% and 4.0%, respectively. The credit quality of our customers remains broadly consistent with our past experience.

During the year ended June 30, 2012, we generated cash of $383.2 million from operations. This was higher than the cash generated from operations for the year ended June 30, 2011 of $283.2 million and was primarily the result of the increase in our net revenues and net income as well as the improvement in inventory management. Movements in foreign currency exchange rates during the year ended June 30, 2012 had the effect of lowering our cash and cash equivalents by $30.2 million, as reported in U.S. dollars. During fiscal years 2012 and 2011, we repurchased 13.6 million and 4.9 million shares at a cost of $391.2 million and $160.1 million, respectively.

Capital expenditures for the years ended June 30, 2012 and 2011 amounted to $47.1 million and $66.6 million, respectively. The capital expenditures for the year ended June 30, 2012 primarily reflected computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. At June 30, 2012, our balance sheet reflects net property, plant and equipment of approximately $434.4 million compared to $462.1 million at June 30, 2011.

Details of contractual obligations at June 30, 2012 are as follows:

		Payments Due by Period
In $000’s	Total	2013	2014	2015	2016	2017	Thereafter
Long Term Debt	$250,835	$52	$250,000	$0	$0	$0	$783
Interest on Long Term Debt	8,411	5,038	3,120	38	38	38	139
Operating Leases	36,023	13,070	10,571	7,241	3,318	1,627	196
Purchase Obligations	86,080	86,080	0	0	0	0	0
Total	$381,349	$104,240	$263,691	$7,279	$3,356	$1,665	$1,118

Details of other commercial commitments at June 30, 2012 are as follows:

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		2013	2014	2015	2016	2017	Thereafter
Guarantees*	$12,576	$1,839	$643	$636	$0	$1,906	$7,552
Other	818	0	409	409	0	0	0
Total	$13,394	$1,839	$1,052	$1,045	$0	$1,906	$7,552

*The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold under these arrangements, for fiscal years 2012 and 2011, amounted to $8.2 million and $15.1 million, respectively. The maximum potential amount of contingent liability under these arrangements at June 30, 2012 and June 30, 2011 were $2.1 million, and $4.8 million, respectively. The recourse liability recognized by us at June 30, 2012 and June 30, 2011, in relation to these arrangements was $0.6 million and $0.6 million, respectively.

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

On January 25, 2012, we entered into a first amendment to the credit agreement. The amendment increases, from $300 million to $400 million, the maximum principal amount that can be borrowed on a revolving basis under the credit agreement, subject to customary conditions

At June 30, 2012, we were in compliance with our debt covenants and there was $250.0 million outstanding under the credit agreement.

Assumed External Debt

As part of our acquisition of Gruendler GmbH on August 1, 2011, we assumed debt of 4.7 million euros. The debt comprised a number of loan agreements of varying terms with financial institutions and venture capital financiers. We have repaid 4.1 million euros during the fiscal year 2012 and expect to settle the remaining outstanding loan balance of 0.6 million euros on maturity in March 2021. Accordingly, the loan has been treated as a non-current liability in our consolidated balance sheets.

Overdraft Facility

During the year ended June 30, 2011, ResMed UK Limited, our wholly-owned UK subsidiary, obtained access to an overdraft facility with HSBC Bank plc that provides for an overdraft facility up to a total commitment of 3 million euros. HSBC may at any time withdraw the overdraft facility and/or demand repayment of all sums owing to it. At June 30, 2012, there were no amounts outstanding under this facility.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand and cash generated from operations.

Tax Expense

Our income tax rate is governed by the laws of the regions in which our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal years 2012, 2011 and 2010. During fiscal years 2012, 2011 and 2010, our consolidated effective tax rate has fluctuated between approximately 23% and approximately 27%. These fluctuations have resulted from, and future effective tax rates will depend on, numerous factors, including the amount of research and development expenditures for which an additional Australian tax deduction is available, the geographic mix of taxable income and other tax credits or benefits available to us under applicable tax laws.

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

Critical Accounting Principles and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those estimates related to allowance for doubtful accounts, inventory adjustments, warranty obligations, goodwill, impaired assets, intangible assets, income taxes, deferred tax valuation allowances and stock-based compensation costs.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

(1)    Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by periodically evaluating individual customer receivables, considering a customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2012. The results of our annual review indicated that no impaired goodwill exists as the fair value for each reporting unit significantly exceeded its carrying value.

(4)    Income Tax. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. Where we determine that it is not more likely than not that we would be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income tax expense in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. These changes to the valuation allowance, and resulting increases or decreases in income tax expense, could have a material effect on our operating results.

Our income tax returns are based on calculations and assumptions that are subject to examination by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes, and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

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

(6)    Revenue Recognition. We generally record revenue on product sales at the time of shipment, when title transfers to the customer. We do not record revenue on product sales that require customer acceptance until we receive acceptance. We initially defer service revenue received in advance from service contracts and recognize that deferred revenue ratably over the life of the service contract. We initially defer revenue we receive in advance from rental unit contracts and recognize that deferred revenue ratably over the life of the rental contract. Otherwise, we recognize revenue from rental unit contracts ratably over the life of the rental contract. We include in revenue freight charges we bill to customers. We charge all freight-related expenses to cost of sales. Taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, are excluded from revenue.

We do not normally offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims. We do not recognize revenues if we offer a right of return or variable sale prices for subsequent events or activities. However, as part of our sales processes we may provide upfront discounts for large orders, one-time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. We record the costs of all such programs as an adjustment to revenue. Our products are predominantly therapy-based equipment and require no installation. Therefore, we have no significant installation obligations.

(7)    Stock-Based Compensation. We measure the compensation cost of all stock-based awards at fair value on the date of grant. We recognize that value as compensation expense over the service period, net of estimated forfeitures. We estimate the fair value of employee stock options using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption we use is based upon the U.S. Treasury yield curve at the time of grant appropriate for the expected life of the awards. Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from tradeable options of our stock corresponding to the expected term of the options. We use a combination of the historic and implied volatilities as the addition of the implied volatility is more representative of our future stock price trends. While there is a tradeable market of options on our common stock less emphasis is placed on the implied volatility of these options due to the relative low volumes of these traded options and the difference in the terms compared to our employee options. In order to determine the estimated period of time that we expect employees to hold their stock options, we use historical rates by employee groups. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

Recently Issued Accounting Pronouncements

See Note 3 to the consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2012, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET AND BUSINESS RISKS

Foreign Currency Market Risk

Our reporting currency is the U.S. dollar, although the financial statements of our non-U.S. subsidiaries are maintained in their respective local currencies. We transact business in various foreign currencies, including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian and Singapore manufacturing activities and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures predominantly denominated in euros, Australian dollars and Singapore dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not enter into financial instruments for trading or speculative purposes. The foreign currency derivatives portfolio is recorded in the consolidated balance sheets at fair value and included in other assets or other liabilities. All movements in the fair value of the foreign currency derivatives are recorded within other income, net, on our consolidated statements of income.

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2012 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	British Pound (GBP)	Canadian Dollar (CAD)	Norwegian Krone (NOK)	Malaysian Ringgit (MYR)
AUD Functional:
Functional Currency Entities:
Assets	0	142,949	75,290	49	0	0	4,954

Liability	0	(115,520)	(74,680)	(273)	0	(126)	0

Net Total	0	27,429	610	(224)	0	(126)	4,954
USD Functional:
Functional Currency Entities:
Assets	0	0	0	0	7,542	0	0

Liability	0	0	(199)	0	0	(68)	0

Net Total	0	0	(199)	0	7,542	(68)	0
EURO Functional:
Functional Currency Entities:
Assets	0	0	0	0	0	0	0

Liability	(4)	(1,862)	0	(3,484)	0	(2,486)	0

Net Total	(4)	(1,862)	0	(3,484)	0	(2,486)	0
GBP Functional:
Functional Currency Entities:
Assets	0	0	10,072	0	0	0	0

Liability	0	(161)	(10,339)	0	0	(103)	0

Net Total	0	(161)	(267)	0	0	(103)	0
SGD Functional:
Functional Currency Entities:
Assets	6,946	62,811	50,779	0	0	0	41

Liability	(6,660)	(83,496)	(49,211)	(55)	0	0	0

Net Total	286	(20,685)	1,568	(55)	0	0	41
INR Functional:
Functional Currency Entities:
Assets	0	151	0	0	0	0	0

Liability	0	(2,235)	(410)	0	0	0	0

Net Total	0	(2,084)	(410)	0	0	0	0
MYR Functional:
Functional Currency Entities:
Assets	309	2,191	6	16	0	0	0

Liability	(37)	(3,074)	0	0	0	0	0

Net Total	272	(883)	6	16	0	0	0

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at June 30, 2012. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)
	FY 2013	FY 2014	FY 2015	Total	June 30, 2012	June 30, 2011
Foreign Exchange Contracts
Receive AUD/Pay USD
Contract amount	$95,000	$20,000	$0	$115,000	$4,171	$9,551
Ave. contractual exchange rate	AUD 1 = USD 1.0075	AUD 1 = USD 1.0596		AUD 1 = USD 1.0162
Receive AUD/Pay Euro
Contract amount	$116,000	$70,000	$0	$186,000	$10,592	$5,323
Ave. contractual exchange rate	AUD 1 = Euro 0.7660	AUD 1 = Euro 0.7719		AUD 1 = Euro 0. 7682
Receive SGD/Pay Euro
Contract amount	$25,000	0	0	$25,000	($145)	0
Ave. contractual exchange rate	SGD 1 = Euro 0. 6277			SGD 1 = Euro 0. 6277
Receive AUD/Pay SGD
Contract amount	$5,000	0	0	$5,000	$16	0
Ave. contractual exchange rate	AUD 1 = SGD 0.7745			AUD 1 = SGD 0.7745
Receive CHF/Pay AUD
Contract amount	$3,000	0	0	$3,000	($3)	0
Ave. contractual exchange rate	AUD 1 = CHF 0.9693			AUD 1 = CHF 0.9693

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2012, we maintained cash and cash equivalents of $809.5 million principally comprised of bank term deposits and at call accounts and are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2012, we had total long-term debt, including the current portion of those obligations, of $250.8 million of which, $250.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2012, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”

a)	Index to Consolidated Financial Statements

b)	Supplementary Data

Quarterly Financial Information (unaudited) – The quarterly results for the years ended June 30, 2012 and 2011 are summarized below (in thousands, except per share amounts):

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$314,775	$332,738	$349,073	$371,929	$1,368,515
Gross profit	185,055	198,715	210,496	226,469	820,735
Net income	50,518	62,872	64,613	76,847	254,850

Basic earnings per share	$0.33	$0.43	$0.45	$0.54	$1.75
Diluted earnings per share	$0.32	$0.42	$0.44	$0.53	$1.71
2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$282,011	$305,986	$313,258	$341,893	$1,243,148
Gross profit	173,953	185,999	182,503	198,872	741,326
Net income	56,708	58,456	53,350	58,472	226,986

Basic earnings per share	$0.37	$0.38	$0.35	$0.38	$1.49
Diluted earnings per share	$0.36	$0.37	$0.34	$0.37	$1.44

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2012.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the internal control over financial reporting of ResMed Inc. as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of ResMed Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the internal control over financial reporting of ResMed Inc. based on our audit.

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

In our opinion, ResMed Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commision (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2012, and the related financial statement schedule, and our report dated August 13, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP
San Diego, California
August 13, 2012

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 15, 2012, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2012.

We have filed as exhibits to this annual report on Form 10-K for the year ended June 30, 2012, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

On December 12, 2011, we submitted to the New York Stock Exchange the annual CEO certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 15, 2012, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2012.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 15, 2012, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2012.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 15, 2012, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2012.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 15, 2012, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2012.

PART IV

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of Registrant, as amended. (7)

3.2	Third Restated By-laws of Registrant. (4)

3.3	Fourth Amended and Restated Bylaws of ResMed Inc. (9)

3.4	Amendment to Fourth Amended and Restated Bylaws of ResMed Inc. (18)

4.1	Form of certificate evidencing shares of Common Stock. (1)

4.2	Rights agreement dated as of April 23, 1997. (2)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended. (1)

10.2*	ResMed Inc. 2006 Incentive Award Plan. (8)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan. (5)

10.4*	2006 Grant agreement for Board of Directors. (5)

10.5*	2006 Grant agreement for Executive Officers. (7)

10.6*	2006 Grant agreement for Australian Executive Officers. (7)

10.7*	Form of Executive Agreement. (6)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008. (10)

10.9	Departure of Directors or Certain Officers dated December 12, 2008. (11)

10.10	Approval of new share repurchase program dated May 29, 2009. (12)

10.11	Form of Indemnification Agreements for our directors and officers. (13)

10.12	Form of Access Agreement for directors. (13)

10.13*	Updated Form of Executive Agreement. (20)

10.14	ResMed Inc. 2009 Incentive Award Plan. (14)

10.15	ResMed Inc. 2009 Employee Stock Purchase Plan. (14)

10.16	Form of Restricted Stock Award Agreement. (14)

10.17	ResMed Inc. Deferred Compensation Plan. (15)

10.18	Credit Agreement, dated February 10, 2011, by and between ResMed Inc. and the lenders, including Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. (16)

10.19	First Amendment to Credit Agreement, dated January 25, 2012, by and between ResMed Inc. and the lenders, including Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. (19)

10.20	Pledge and Security Agreement, dated as of February 10, 2011, by and between ResMed Inc., as Pledgor, and Union Bank, N.A., as Administrative Agent. (16)

10.21	Unconditional Guaranty entered into as of February 10, 2011, by each of ResMed Corp., ResMed Assembly US Inc. and ResMed Motor Technologies Inc., in favor of Union Bank, N.A., as Administrative Agent. (16)

10.22	Form of Restricted Stock Unit Award Agreement for Executive Officers. (17)

10.23	Form of Restricted Stock Unit Award Agreement for Directors. (17)

10.24	Form of Stock Option Grant for Executive Officers. (17)

10.25	Form of Stock Option Grant for Directors. (17)

21.1	Subsidiaries of the Registrant. (21)

23.1	Consent of Independent Registered Public Accounting Firm. (21)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (21)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (21)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

101

The following materials from ResMed Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated and Statements of Cash Flows and (v) related notes.

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

(13) Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.

(14) Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 23, 2009.

(15) Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 25, 2010.

(16) Incorporated by reference to the Registrant’s Report on Form 8-K filed on February 14, 2011.

(17) Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011.

(18) Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 11, 2011.

(19) Incorporated by reference to the Registrant’s Report on Form 8-K filed on January 26, 2012.

(20) Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 2, 2012.

(21) Filed with this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 13, 2012, expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of ResMed Inc.

/s/ KPMG LLP

San Diego, California

August 13, 2012

- F1 -

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2012 and 2011

(In thousands, except share and per share data)

	June 30, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$809,541	$735,267
Accounts receivable, net of allowance for doubtful accounts of $7,313 and $11,476 at June 30, 2012 and 2011, respectively	283,160	274,352
Inventories (note 4)	174,351	200,777
Deferred income taxes (note 13)	19,590	13,875
Income taxes receivable	2,282	9,294
Prepaid expenses and other current assets	72,227	58,887

Total current assets	1,361,151	1,292,452
Non-current assets:

Property, plant and equipment, net (note 6)	434,363	462,107
Goodwill and other intangible assets, net (note 7)	311,036	283,398
Deferred income taxes (note 13)	23,500	18,922
Other assets	7,819	12,043

Total non-current assets	776,718	776,470

Total assets	$2,137,869	$2,068,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,006	$55,194
Accrued expenses (note 9)	127,381	103,787
Deferred revenue	41,563	45,125
Income taxes payable	27,777	3,931
Deferred income taxes (note 13)	1,073	640
Current portion of long-term debt (note 10)	52	163

Total current liabilities	252,852	208,840
Non-current liabilities:
Deferred income taxes (note 13)	8,843	8,051
Deferred revenue	14,384	17,237
Long-term debt (note 10)	250,783	100,000
Income taxes payable	3,380	4,057

Total non-current liabilities	277,390	129,345

Total liabilities	530,242	338,185

Commitments and contingencies (notes 16 and 17)
Stockholders’ equity: (note 11)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	0	0
Common stock, $0.004 par value, 350,000,000 shares authorized; 169,752,781 issued and 142,021,032 outstanding at June 30, 2012 and 165,783,516 issued and 151,668,786 outstanding at June 30, 2011	568	607
Additional paid-in capital	899,717	798,461
Retained earnings	1,366,712	1,111,862
Treasury stock, at cost, 27,731,749 shares at June 30, 2012, and 14,114,730 shares at June 30, 2011	(895,826)	(504,625)
Accumulated other comprehensive income (note 5)	236,456	324,432

Total stockholders’ equity	1,607,627	1,730,737

Total liabilities and stockholders’ equity	$2,137,869	$2,068,922

See accompanying notes to consolidated financial statements.

- F2 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2012, 2011 and 2010

(In thousands, except per share data)

	June 30, 2012	June 30, 2011	June 30, 2010
Net revenues	$1,368,515	$1,243,148	$1,092,357
Cost of sales	547,780	501,822	436,874

Gross profit	820,735	741,326	655,483

Operating expenses:
Selling, general and administrative	401,621	371,249	328,858
Research and development	109,733	92,007	75,202
Donations to research foundations	1,000	1,000	3,000
Amortization of acquired intangible assets	13,974	10,146	8,041

Total operating expenses	526,328	474,402	415,101

Income from operations	294,407	266,924	240,382

Other income:
Interest income	33,866	27,801	16,696
Interest expense	(4,786)	(1,758)	(2,667)
Other, net (note 12)	8,458	10,740	6,178

Total other income, net	37,538	36,783	20,207

Income before income taxes	331,945	303,707	260,589
Income taxes (note 13)	77,095	76,721	70,504

Net income	254,850	$226,986	$190,085

Basic earnings per share	$1.75	$1.49	$1.26
Diluted earnings per share (note 2-j)	$1.71	$1.44	$1.23
Basic weighted average shares outstanding	145,901	152,471	150,908
Diluted weighted average shares outstanding	149,316	157,195	155,098

See accompanying notes to consolidated financial statements.

- F3 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended June 30, 2012, 2011 and 2010

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	Shares	Amount		Shares	Amount
Balance, June 30, 2009	154,685	$592	$522,691	(6,702)	($208,659)	$694,791	$105,777	$1,115,192
Common stock issued on exercise of options (note 11)	5,558	22	88,571					88,593
Common stock issued on employee stock purchase plan (note 11)	324	1	6,113					6,114
Treasury stock purchases		(10)		(2,520)	(135,846)			(135,856)
Tax benefit from exercise of options			13,186					13,186
Stock-based compensation costs			29,624					29,624
Comprehensive income:
Net income						190,085		190,085	190,085
Other comprehensive income:
Foreign currency translation adjustments							(20,148)	(20,148)	(20,148)
Unrealized gain/(loss) on investment securities							746	746	746

Comprehensive income									$170,683

Balance, June 30, 2010	160,567	$605	$660,185	(9,222)	($344,505)	$884,876	$86,375	$1,287,536
Common stock issued on exercise of options (note 11)	4,723	19	87,029					87,048
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	189	1	(2,269)					(2,268)
Common stock issued on employee stock purchase plan (note 11)	305	1	8,236					8,237
Treasury stock purchases		(19)		(4,893)	(160,120)			(160,139)
Tax benefit from exercise of options			14,547					14,547
Stock-based compensation costs			30,733					30,733
Comprehensive income:
Net income						226,986		226,986	226,986
Other comprehensive income:
Foreign currency translation adjustments							238,057	238,057	238,057

Comprehensive income									$465,043

Balance, June 30, 2011	165,784	$607	$798,461	(14,115)	($504,625)	$1,111,862	$324,432	$1,730,737
Common stock issued on exercise of options (note 11)	3,271	13	56,337					56,350
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	329	1	(3,279)					(3,278)
Common stock issued on employee stock purchase plan (note 11)	369	1	8,783					8,784
Treasury stock purchases		(54)		(13,617)	(391,201)			(391,255)
Tax benefit from exercise of options			8,620					8,620
Stock-based compensation costs			30,795					30,795
Comprehensive income:
Net income						254,850		254,850	254,850
Other comprehensive income:
Foreign currency translation adjustments							(87,976)	(87,976)	(87,976)

Comprehensive income									$166,874

Balance, June 30, 2012	169,753	$568	$899,717	(27,732)	($895,826)	$1,366,712	$236,456	$1,607,627

See accompanying notes to consolidated financial statements.

- F4 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2012, 2011 and 2010

(In thousands)

	June 30, 2012	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Net income	$254,850	$226,986	$190,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,856	70,616	61,563
Provision for warranties	(1,050)	4,449	3,197
Deferred income taxes	(12,622)	3,356	3,323
Foreign currency revaluation	(13,652)	(17,261)	(7,287)
Stock-based compensation costs	30,586	30,809	29,734
Tax benefit from stock options exercised	(8,748)	(14,510)	(13,169)
Impairment of long lived asset	0	2,257	0
Gain on previously held equity interest resulting from business combination	(2,070)	0	0
Impairment of cost-method investments	4,016	0	250

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(20,293)	(30,799)	(24,742)
Inventories	18,806	11,394	(32,272)
Prepaid expenses and other current assets	(25,316)	8,678	(16,012)
Accounts payable, accrued expenses, income taxes and other liabilities	72,796	(12,785)	(6,457)

Net cash provided by operating activities	383,159	283,190	188,213

Cash flows from investing activities:
Purchases of property, plant and equipment	(47,135)	(66,609)	(56,855)
Purchases of cost-method investments	(4,796)	(2,426)	0
Proceeds from disposal of cost method investment	499	0	0
Proceeds from sale of maturing investment securities	0	3,950	1,050
Patent registration costs	(6,972)	(6,431)	(4,786)
Proceeds from disposal of business assets and contracts	0	0	454
Purchases of other intangible assets	(7,000)	0	0
Business acquisitions, net of cash acquired	(53,322)	(22,450)	(10,660)
Purchases of foreign currency contracts	(1,464)	(1,956)	(1,725)
Proceeds from exercise of foreign currency contracts	18,575	19,411	14,211

Net cash used in investing activities	(101,615)	(76,511)	(58,311)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	62,491	94,650	95,222
Repayment of borrowings	(125,985)	(123,591)	(38,438)
Proceeds from borrowings, net of borrowing costs	270,384	98,430	0
Tax benefit from stock option exercises	8,748	14,510	13,169
Purchases of treasury stock	(392,743)	(163,342)	(131,082)

Net cash used in financing activities	(177,105)	(79,343)	(61,129)

Effect of exchange rate changes on cash	(30,165)	119,155	4,353

Net increase in cash and cash equivalents	74,274	246,491	73,126
Cash and cash equivalents at beginning of the year	735,267	488,776	415,650

Cash and cash equivalents at end of the year	$809,541	$735,267	$488,776

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$55,206	$85,104	$96,674
Interest paid, net of capitalized interest	4,786	1,758	2,667

Fair value of assets acquired in acquisitions, excluding cash	$24,648	$18,442	$7,937
Liabilities assumed	(5,056)	(450)	(3,909)
Goodwill on acquisition	51,798	5,758	8,715
Fair value of contingent consideration	(6,850)	(800)	(2,083)

Total purchase price	64,540	22,950	10,660
Less: Consideration not paid in the current period	(11,218)	(500)	0

Cash paid for acquisitions	$53,322	$22,450	$10,660

See accompanying notes to consolidated financial statements.

- F5 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Organization and Basis of Presentation

ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, France, Germany, Malaysia and the United States. Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia, Japan, Norway and Sweden.

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

We capitalize interest in connection with the construction of facilities. Actual construction costs incurred relating to facilities under active development qualify for interest capitalization. We cease to capitalize interest when a facility is completely constructed and available for use. During the years ended June 30, 2012, 2011 and 2010, we capitalized $Nil of interest relating to such construction costs.

(f)	Intangible Assets

We capitalize the registration costs for new patents and amortize the costs over the estimated useful life of the patent, which is generally five years. If a patent is superseded or a product is retired, any unamortized costs are written off immediately.

We amortize all of our other intangible assets on a straight-line basis over their estimated useful lives, which range from three to nine years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. We have not identified any impairment of intangible assets during any of the periods presented.

(g)	Goodwill

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2012. In conducting our review of goodwill impairment, we identified 12 reporting units, being components of our operating segment. The fair value for each reporting unit was determined based on estimated discounted cash flows. Our goodwill impairment review involved a two-step process as follows:

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

- F7 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

(g)	Goodwill, Continued

The results of Step 1 of our annual review indicated that no impaired goodwill exists as the fair value for each reporting unit significantly exceeded its carrying value.

(h)	Foreign Currency

The consolidated financial statements of our non-U.S. subsidiaries, whose functional currencies are other than the U.S. dollar, are translated into U.S. dollars for financial reporting purposes. We translate assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar at period end exchange rates, but translate revenue and expense transactions at average exchange rates for the period. We recognize cumulative translation adjustments as part of comprehensive income, as detailed in Note 5, and included those adjustments in accumulated other comprehensive income in the consolidated balance sheets until such time the relevant subsidiary is sold or substantially or completely liquidated. We reflect gains and losses on transactions denominated in other than the functional currency of an entity in our results of operations.

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 1,336,000, 651,000 and 498,000 for the years ended June 30, 2012, 2011 and 2010, respectively, as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the years ended June 30, 2012, 2011 and 2010 are calculated as follows (in thousands except per share data):

	2012	2011	2010
Numerator:
Net income	$254,850	$226,986	$190,085
Denominator:
Basic weighted-average common shares outstanding	145,901	152,471	150,908

Effect of dilutive securities:
Stock options and restricted stock units	3,415	4,724	4,190
Diluted weighted average shares	149,316	157,195	155,098
Basic earnings per share	$1.75	$1.49	$1.26
Diluted earnings per share	$1.71	$1.44	$1.23

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

The purpose of our foreign currency hedging activities is to protect us from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian and Singapore manufacturing activities. We enter into foreign currency option contracts to hedge anticipated sales and manufacturing costs, principally denominated in Australian and Singapore dollars, and Euros. The terms of such foreign currency option contracts generally do not exceed three years.

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

At June 30, 2012 and June 30, 2011 there were no investment securities.

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

Changes in the liability for product warranty for the years ended June 30, 2012 and 2011 are as follows (in thousands):

	2012	2011

Balance at the beginning of the year	$19,032	$11,507
Warranty accruals for the year	11,027	18,159
Warranty costs incurred for the year	(12,077)	(13,710)
Foreign currency translation adjustments	(964)	3,076
Balance at the end of the year	$17,018	$19,032

(p)	Impairment of Long-Lived Assets

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

During the year ended June 30, 2012, 2011 and 2010, we recognized an impairment charge of $Nil, $2.3 million and $Nil, respectively, relating to impaired long-lived assets that were no longer in use. The impairment charge related to the long-lived assets, in fiscal year 2011, was recorded in cost of sales in our consolidated statements of income.

(q)	Stock-based Employee Compensation

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

(q)	Stock-based Employee Compensation, Continued

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP assuming no dividends and using the following assumptions:

	Years ended June 30
	2012	2011	2010
Stock Options:
Weighted average grant date fair value	$8.86	$10.30	$8.03
Weighted average risk-free interest rate	1.0%	1.3%	2.2%
Expected option life in years	5.3	5.3	5.0
Expected volatility	31-34%	31-32%	32-40%
ESPP Purchase rights:
Weighted average risk-free interest rate	0.1%	0.9%	0.2%
Expected option life	6 months	6 months	6 months
Expected volatility	24-40%	24-29%	23-55%

The risk-free interest rate assumption we use is based upon the U.S. Treasury yield curve at the time of grant appropriate for the expected life of the awards. Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from tradeable options of our stock corresponding to the expected term of the options. We use a combination of the historic and implied volatilities as the addition of the implied volatility is more representative of our future stock price trends. While there is a tradeable market of options on our common stock less emphasis is placed on the implied volatility of these options due to the relative low volumes of these traded options and the difference in the terms compared to our employee options. We use historical rates by employee groups, to determine the estimated period of time that employees to hold their stock options.

(r)	Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering a customer’s financial condition, credit history and current economic conditions. We are also contingently liable, within certain limits, in the event of a customer default, to several independent leasing companies in connection with customer leasing programs. We monitor the collection status of these installment receivables and provide for estimated losses separately under accrued expenses within our consolidated balance sheets based upon our historical collection experience with such receivables and a current assessment of our credit exposure.

(3)	New Accounting Pronouncements

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

- F11 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	New Accounting Pronouncements, Continued

beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this standard in fiscal year 2013, to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued authoritative guidance with respect to the presentation of other comprehensive income in financial statements. The main provisions of the standard provide that an entity that reports other comprehensive income has the option to present comprehensive income in either a single statement or in a two-statement approach. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two- statement approach, an entity must present the components of net income and total net income in the first statement, followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. Early adoption is permitted. We do not expect the adoption of this standard in fiscal year 2013, to have a material impact on our consolidated financial statements.

(4)	Inventories

Inventories were comprised of the following as of June 30, 2012 and June 30, 2011 (in thousands):

	2012	2011
Raw materials	$65,518	$73,836
Work in progress	1,692	4,147
Finished goods	107,141	122,794
	$174,351	$200,777

(5)	Comprehensive Income

Components of accumulated other comprehensive income were as follows (in thousands):

	2012	2011
Foreign currency translation gains/(losses)	$236,456	$324,432
Accumulated other comprehensive income	$236,456	$324,432

We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

- F12 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following as of June 30, 2012 and June 30, 2011 (in thousands):

	2012	2011
Machinery and equipment	$158,542	$149,730
Computer equipment	102,143	89,263
Furniture and fixtures	41,818	48,545
Vehicles	3,046	3,073
Clinical, demonstration and rental equipment	94,176	96,808
Leasehold improvements	25,220	25,528
Land	65,928	67,584
Buildings	277,743	282,159
	768,616	762,690
Accumulated depreciation and amortization	(334,253)	(300,583)
Property, plant and equipment, net	$434,363	$462,107

(7)	Goodwill and Other Intangible Assets, net

Changes in the carrying amount of goodwill for the years ended June 30, 2012 and June 30, 2011 (in thousands):

(In thousands)	2012	2011
Balance at the beginning of the year	$235,487	$198,625
Foreign currency translation adjustments	(31,076)	31,104
Business acquisition	51,798	5,758
Balance at the end of the year	$256,209	$235,487

- F13 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Goodwill and Other Intangible Assets, net, Continued

As at June 30, 2012 we have not recorded any accumulated goodwill impairments.

Other intangibles, net are comprised of the following as of June 30, 2012 and June 30, 2011:

(In thousands)	2012	2011
Developed/core product technology	$67,263	$59,293
Accumulated amortization	(39,036)	(34,480)
Developed/core product technology, net of accumulated amortization	28,227	24,813
Trade names	2,628	2,577
Accumulated amortization	(2,276)	(2,090)
Trade names, net of accumulated amortization	352	487
Non Compete Agreements	2,321	1,928
Accumulated amortization	(886)	(333)
Non Compete Agreements, net of accumulated amortization	1,435	1,595
Customer relationships	22,783	16,688
Accumulated amortization	(14,097)	(11,990)
Customer relationships, net of accumulated amortization	8,686	4,698
Patents	58,389	54,300
Accumulated amortization	(42,262)	(37,982)
Patents, net of accumulated amortization	16,127	16,318
Patents and other intangibles, net of accumulated amortization	$54,827	$47,911

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships and patents, and we amortize them over the estimated useful life of the assets, generally between three and nine years. There are no expected residual values related to these intangible assets.

Refer to Note 20 of the consolidated financial statements for further details of acquisitions made during the year.

Amortization expense related to identifiable intangible assets, including patents, for the year ended June 30, 2012 was $22.8 million. Estimated annual amortization expense for the years ending June 30, 2013 through June 30, 2017, is shown below (in thousands):

Fiscal Year	Amortization expense
2013	$14,468
2014	12,759
2015	9,972
2016	8,112
2017	5,422

- F14 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at June 30, 2012 and June 30, 2011, was $2.3 million and $4.3 million, respectively. During the year ended June 30, 2012 we remeasured a previously held equity interest to its acquisition date fair value as a result of acquiring the remaining interest as part of a business combination and recognized a gain of $2.1 million in other income, net within our consolidated statements of income. See Note 20 for additional information.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We determine the fair value of our cost-method investments to evaluate whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values which can be market supported and unobservable inputs including future cash flows. During the year ended June 30, 2012 and 2011, we recognized $4.0 million and $Nil, respectively, of impairment losses related to our cost-method investments. The expense associated with this impairment has been included in other income, net within our consolidated statements of income. We based these impairment losses on our determination that the declines in the fair value of these investments were other-than temporary. We have determined, after the impairment charge, that the fair value of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the years ended June 30, 2012 and June 30, 2011 (in thousands):

	2012	2011

Balance at the beginning of the year	$4,264	$1,748
Purchases	4,796	2,426
Elimination due to acquisition of entity (refer to Note 20)	(2,261)	0
Disposals	(455)	0
Impairment of cost-method investments	(4,016)	0
Foreign currency translation	(78)	90
Balance at the end of the year	$2,250	$4,264

(9)	Accrued Expenses

Accrued expenses at June 30, 2012 and June 30, 2011 consist of the following (in thousands):

	2012	2011
Product warranties	$17,018	$19,032
Consulting and professional fees	7,327	5,307
Value added taxes and other taxes due	14,756	9,177
Employee related costs	67,668	53,601
Marketing and promotional programs	2,125	2,191
Customer rebates	6,195	6,526
Other	12,292	7,953
	$127,381	$103,787

- F15 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Long-term Debt

Long-term debt at June 30, 2012 and June 30, 2011 consists of the following (in thousands):

	2012	2011
Current long-term debt	$52	$163
Non-current long-term debt	250,783	100,000
Total long-term debt	$250,835	$100,163

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

Our obligations under the credit agreement are secured by (a) the corporate stock we hold in our subsidiaries ResMed Corp. and ResMed Motor Technologies Inc. (“ResMed Motor”), and (b) up to 65% of the ownership interests we hold in our subsidiary ResMed EAP Holdings LLC (“ResMed EAP”). Our obligations under the credit agreement are also guaranteed by our subsidiaries ResMed Corp and ResMed Motor. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of Funded Debt to EBITDA (each as defined in the Credit Agreement), an interest coverage ratio and a maximum amount of annual capital expenditures. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs. Events of default include failure to make payments when due, a default in the performance of any covenants in the credit agreement or related documents or certain changes of control of us or our subsidiaries ResMed Corp, ResMed Motor, ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP.

On January 25, 2012, we entered into a first amendment to the credit agreement. The amendment increases, from $300 million to $400 million, the maximum principal amount that can be borrowed on a revolving basis under the credit agreement, subject to customary conditions.

At June 30, 2012, there was $250.0 million outstanding under the credit agreement.

Overdraft Facility

During fiscal year 2011, ResMed UK Limited, our wholly-owned UK subsidiary, obtained access to an overdraft facility with HSBC Bank plc that provides for an overdraft facility up to a total commitment of 3 million euros. HSBC may at any time withdraw the overdraft facility and/or demand repayment of all sums owing to it. At June 30, 2012, there were no amounts outstanding under this facility.

- F16 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Long-term Debt, Continued

Assumed External Debt

As part of our acquisition of Gruendler GmbH on August 1, 2011, discussed in Note 20, we assumed debt of 4.7 million euros. The debt comprises a number of loan agreements of varying terms with financial institutions and venture capital financiers. We have repaid 4.1 million euros during the fiscal year 2012 and expect to settle the remaining outstanding loan balance of 0.6 million euros on maturity, in March, 2021. Accordingly, the loan has been treated as non-current liabilities in our consolidated balance sheet.

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

During the fiscal years 2012 and 2011, we repurchased 13.6 million and 4.9 million shares, respectively, at a cost of $391.2 million and $160.1 million, respectively. At June 30, 2012, we have repurchased a total of 27.7 million shares at a cost of $895.8 million. Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2012, 8.8 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, our board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2012.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 35,475,000. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2012 is 14,538,216. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) two shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

At June 30, 2012, there were $64.1 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.7 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and

- F17 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Stockholders’ Equity, Continued

exercisable at June 30, 2012 was $169.0 million and $81.6 million, respectively. The aggregate intrinsic value of the options exercised during the fiscal years 2012, 2011 and 2010 was $45.3 million, $66.4 million and $65.3 million, respectively.

The following table summarizes option activity during the year ended June 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	12,230,684	$19.24	3.8 years
Granted	791,265	27.89
Exercised	(3,271,429)	17.23
Forfeited	(386,800)	22.97
Outstanding at end of period	9,363,720	$20.52	3.3 years
Exercise price range of granted options	$27.58-$31.07
Options exercisable at end of period	6,609,812	$18.90

The following table summarizes the activity of restricted stock units during year ended June 30, 2012:

	Restricted Stock Units	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	1,635,686	$30.16	1.73 years
Granted	1,220,335	28.08
Vested*	(438,743)	29.80
Forfeited	(256,405)	29.63
Outstanding at end of period	2,160,873	$29.13	1.60 years

* Includes 109,867 shares netted for tax

The ESPP was approved at the annual meeting of our stockholders on November 18, 2009, as an amendment to the previously approved employee stock purchase plan. Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At June, 2012, the number of shares remaining available for future issuance under the ESPP is 407,000.

During fiscal years 2012 and 2011, we issued 369,000 and 305,000 shares to our employees in two offerings and we recognized $2.8 million and $2.4 million, respectively, of stock compensation expense associated with the ESPP.

- F18 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Stockholders’ Equity, Continued

The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the year ended June 30, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Cost of sales – capitalized as part of inventory	$1,749	$1,496	$1,354
Selling, general and administrative expenses	25,201	26,163	25,682
Research and development expenses	3,636	3,150	2,698
Stock-based compensation costs	30,586	30,809	29,734
Tax benefit	(8,421)	(9,474)	(8,985)
Stock-based compensation costs, net of tax benefit	$22,165	$21,335	$20,749

(12)	Other, net

Other, net, in the consolidated statements of income is comprised of the following for the years ended June 30, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Gain on foreign currency transactions and hedging, net	$9,766	$10,619	$6,981
Impairment of cost method investments	(4,016)	0	(250)
Gain on re-measurement of equity interest (Note 8)	2,070	0	0
Other	638	121	(553)
	$8,458	$10,740	$6,178

(13)	Income Taxes

Income before income taxes for the years ended June 30, 2012, 2011 and 2010, was taxed under the following jurisdictions (in thousands):

	2012	2011	2010
U.S.	$8,542	$(1,419)	$(17,043)
Non-U.S.	323,403	305,126	277,632
	$331,945	$303,707	$260,589

- F19 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Income Taxes, Continued

The provision for income taxes is presented below (in thousands):

	2012	2011	2010
Current: Federal	$16,201	$10,461	$8,348
State	2,163	1,435	1,561
Non-U.S.	71,353	61,469	57,272
	89,717	73,365	67,181
Deferred: Federal	(352)	217	2,053
State	(178)	(226)	(176)
Non-U.S.	(12,092)	3,365	1,446
	(12,622)	3,356	3,323
Provision for income taxes	$77,095	$76,721	$70,504

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2012	2011	2010
Taxes computed at statutory U.S. rate	$116,181	$106,297	$91,206
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	1,206	1,060	886
Non-deductible expenses	2,260	1,113	594
Research and development credit	(4,210)	(7,463)	(6,942)
Tax effect of dividends	33,656	40,038	35,795
Change in valuation allowance	1,645	(2,748)	733
Effect of non-U.S. tax rates	(57,252)	(38,269)	(27,975)
Foreign tax credits	(18,179)	(25,738)	(24,816)
Stock-based compensation expense	2,558	2,027	2,080
Other	(770)	404	(1,057)
	$77,095	$76,721	$70,504

- F20 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Income Taxes, Continued

We classify deferred tax assets and liabilities as current or non-current according to the related asset or liability’s classification. The components of our deferred tax assets and liabilities at June 30, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Employee liabilities	$10,748	$8,012
Inventories	9,811	4,837
Provision for warranties	4,334	4,701
Provision for doubtful debts	1,960	3,239
Net operating loss carryforwards	8,363	3,704
Capital loss carryover	1,247	360
Stock-based compensation expense	17,355	17,938
Other	1,337	739
	55,155	43,530
Less valuation allowance	(5,910)	(2,066)
Deferred tax assets	49,245	41,464
Deferred tax liabilities:
Unrealized foreign exchange gains	(5,369)	(6,036)
Property, plant and equipment	(1,573)	(1,148)
Goodwill and other intangibles	(9,129)	(10,174)
Deferred tax liabilities	(16,071)	(17,358)
Net deferred tax asset	$33,174	$24,106

We reported the net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2012 and 2011 as follows (in thousands):

	2012	2011
Current deferred tax asset	$19,590	$13,875
Non-current deferred tax asset	23,500	18,922
Current deferred tax liability	(1,073)	(640)
Non-current deferred tax liability	(8,843)	(8,051)
Net deferred tax asset	$33,174	$24,106

At June 30, 2012, we had $9.9 million of U.S. state net operating loss carryforwards and $37.3 million of non-U.S. net operating loss carryforwards, which expire in various years through 2025 or carry forward indefinitely.

The valuation allowance at June 30, 2012 relates to a provision for uncertainty as to the utilization of net operating loss carryforwards for certain non-U.S. countries of $4.4 million and capital loss items of $1.5 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

- F21 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Income Taxes, Continued

We have not provided for U.S. income and foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries indefinitely invested outside the United States as of June 30, 2012. The total amount of these undistributed earnings at June 30, 2012 amounted to approximately $1.1 billion. Should we repatriate foreign earnings, we would have to adjust the income tax provision in the period management determined that we would repatriate earnings.

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

The following table indicates the changes to our unrecognized tax benefits for the year ended June 30, 2012 and June 30, 2011 (in thousands). The term “unrecognized tax benefits”, or UTB, refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the consolidated financial statements.

	2012	2011
Gross UTB balance	$4,284	$2,833
Additions for tax positions of prior years	138	3,286
Reductions due to lapse of applicable statute of limitations	0	(2,242)
Foreign exchange movement	(554)	407
Gross UTB balance	$3,868	$4,284

Included in the balance at June 30, 2012, are tax positions of $3.9 million that, if recognized, would affect our effective tax rate. As of June 30, 2012, we have accrued approximately $1.6 million ($1.1 million, net of tax benefit) for interest and penalties related to uncertain tax positions in the income taxes payable balance on the consolidated balance sheet.

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examination for tax years prior to fiscal year 2008, and no longer subject to state income tax examinations for the tax years prior to fiscal year 2007. With few exceptions, we are no longer subject to foreign income tax examinations for fiscal years before 2005.

Within the next 12 months, we do not anticipate a potential decrease in the unrecognized tax benefit or any other significant changes within the next 12 months to our tax reserves.

(14)	Employee Retirement Plans

We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:

(1) Australia - We contribute to defined contribution plans for each employee resident in Australia. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. We contribute to the plans at the rate of 9% of the salaries of all Australian employees. Our total contributions to the plans for the years ended June 30, 2012, 2011 and 2010, were $9.5 million, $8.2 million and $6.5 million, respectively.

- F22 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Employee Retirement Plans, Continued

(2) United Kingdom - We contribute to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three-month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. We contribute to the plan at the rate of 5% of the salaries of all United Kingdom employees. Our total contributions to the plan were $0.3 million, $0.3 million and $0.2 million in fiscal 2012, 2011 and 2010, respectively.

(3) United States - We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4% of the employee’s salary. Our total contributions to the plan were $2.4 million, $2.2 million and $2.0 million in fiscal 2012, 2011 and 2010, respectively.

(4) Switzerland - We sponsor a fixed return defined contribution fund for each permanent Swiss employee. As part of our contribution to the fund, we guarantee a fixed 2% net return on accumulated contributions per annum. We contribute to the plan at variable rates that have averaged 8% of salaries over the last three years. Our total contributions to the plan were $0.4 million, $0.3 million and $0.3 million in fiscal 2012, 2011 and 2010, respectively.

(15)	Segment Information

We operate solely in the sleep-disordered breathing sector of the respiratory medicine industry. We therefore believe that, given the single market focus of our operations and the inter-dependence of our products, we operate as a single operating segment. We assess performance and allocate resources on the basis of a single operating entity.

Sales of flow generators for the years ended June 30, 2012, June 30, 2011 and June 30, 2010 were $736.6 million, $699.3 million and $633.6 million, respectively. Sales of mask systems, motors and other accessories for the years ended June 30, 2012, June 30, 2011 and June 30, 2010 were $631.9 million, $543.9 million and $458.8 million, respectively. Financial information by geographic area for the years ended June 30, 2012, 2011 and 2010, is summarized below (in thousands):

	Revenue from external sources			Long lived assets
	For the years ended June 30,			At June 30,
	2012	2011	2010	2012	2011	2010
USA	$749,039	$662,240	$590,402	$142,853	$148,840	$142,039
Germany	181,421	171,394	155,957	35,709	26,320	17,938
France	139,286	137,330	118,511	4,870	6,276	4,646
Australia	35,654	34,975	26,099	245,273	268,695	215,026
Rest of the World	263,115	237,209	201,388	5,658	11,976	7,499
Total	$1,368,515	$1,243,148	$1,092,357	$434,363	$462,107	$387,148

Long-lived assets of geographic areas are those assets used in our operations in each geographical area, and excludes goodwill, other intangible assets, and deferred tax assets.

- F23 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Commitments

We lease buildings, motor vehicles and office equipment under operating leases. We expense rental charges for operating leases on a straight-line basis over the lease term taking into account rent concessions or holidays. Rent expenses under operating leases for the years ended June 30, 2012, 2011 and 2010 were approximately $13.8 million, $14.3 million and $13.1 million, respectively. At June 30, 2012 we had the following future minimum lease payments under non-cancelable operating leases (in thousands):

Years	Operating Leases
2013	$13,071
2014	10,571
2015	7,241
2016	3,318
2017	1,627
Thereafter	195
Total minimum lease payments	$36,023

Details of other commercial commitments at June 30, 2012 are as follows (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		2013	2014	2015	2016	2017	Thereafter
Guarantees*	$12,576	$1,839	$643	$636	$0	$1,906	$7,552
Other	818	0	409	409	0	0	0
Total	$13,394	$1,839	$1,052	$1,045	$0	$1,906	$7,552

* The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

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

- F24 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Legal Actions and Contingencies, Continued

Contingent Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold under these arrangements, for fiscal years 2012 and 2011, amounted to $8.2 million and $15.1 million, respectively. The maximum potential amount of contingent liability under these arrangements at June 30, 2012 and June 30, 2011 were $2.1 million, and $4.8 million, respectively. The recourse liability recognized by us at June 30, 2012 and June 30, 2011, in relation to these arrangements was $0.6 million and $0.6 million, respectively.

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

The hierarchies of inputs are as follows:

• Level 1:	Input prices quoted in an active market for identical financial assets or liabilities;

• Level 2:	Inputs other than prices quoted in Level 1, such as prices quoted for similar financial assets and liabilities in active markets, prices for identical assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data; and

• Level 3:	Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market.

The following table summarizes our financial assets and liabilities, as at June 30, 2012, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Foreign currency options	$0	$14,631	$0	$14,631
Contingent consideration	$0	$0	$(5,024)	$(5,024)
Total	$0	$14,631	$(5,024)	$9,607

We determine the fair value of our financial assets as follows:

Foreign currency options - These financial instruments are valued using third-party valuation models based on market observable inputs, including interest rate curves, on-market spot currency prices, volatilities and credit risk.

Contingent consideration - These liabilities include the fair value estimates of additional future payments that may be required for some of our previous business acquisitions based on the achievement of certain performance milestones. Each potential future payment is valued using the estimated probability of achieving each milestone, which is then discounted to present value.

We did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2012 or June 30, 2011.

- F25 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

We held foreign currency instruments with notional amounts totaling $334.7 million and $309.9 million at June 30, 2012 and June 30, 2011, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 30, 2015.

The fair value and effect of derivative instruments on our consolidated financial statements were as follows:

	Asset Derivatives	June 30, 2012		Gain recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Location of gain recognized in Income on Derivative	Year Ended June 30, 2012
Foreign Exchange Contracts	Other Assets	$14,631	Other, net	$18,123

Net gains recognized, on foreign currency instruments, during fiscal years 2012 and 2011, were $18.1 million and $17.8 million, respectively.

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at June 30, 2012 and June 30, 2011 was $14.6 million and $14.9 million, respectively, which represents the positive fair value of our foreign currency derivatives. These values are included in the current and non-current balances of other assets on the consolidated balance sheets. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

(20)	Acquisitions of Businesses

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

- F26 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Acquisitions of Businesses, Continued

business combination using purchase accounting and is included in our consolidated financial statements from July 5, 2011. The acquisition was not considered a material business combination and was funded through cash on-hand. We have not incurred any material acquisition-related costs.

On August 1, 2011 we acquired 100% of the outstanding shares of Gruendler GmbH, a developer and manufacturer of medical humidification products. These humidifiers can be used with a wide range of ventilators, from neonatal and pediatric, to non-invasive pressure support, to those used in the intensive care unit. Under the purchase agreement, we may also be required to make additional future payments of up to 5.5 million euros based on the achievement of certain performance milestones following the acquisition, of which we recognized a liability of 4.8 million euros. The acquisition has been accounted for as a business combination using purchase accounting and is included in our consolidated financial statements from August 1, 2011. The acquisition was not considered a material business combination and was funded through cash on-hand. We have not incurred any material acquisition related costs.

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

The following table summarizes the aggregated purchase price allocation of the assets acquired and liabilities assumed at the date of acquisitions based in part on independent appraisals and internal studies (in thousands):

Purchase Price Allocation
Cash	$4,136
Accounts receivable	352
Inventory	1,249
Other assets	1,030
Property, plant & equipment	3,312
Developed technology (useful life of 8 years)	16,039
Customer relationships (useful life of 3-5 years)	2,205
Trade name (useful life of 2-3 years)	461
Goodwill (non-amortizing, non-tax deductible)	51,798
Total assets acquired	$80,582
Current liabilities, primarily consisting of accounts payable, accrued expenses, debt and deferred tax liabilities	(8,502)
Non-current liabilities, primarily consisting of deferred tax liabilities	(3,404)
Net assets acquired	$68,676

- F27 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Subsequent Events

On August 2, 2012, our board of directors declared a quarterly dividend of $0.17 per share, which will have a record date of September 7, 2012, and be payable on September 28, 2012. We plan to pay the dividend in US currency to holders of our common stock trading on the New York Stock Exchange (NYSE). Holders of Chess Depositary Instruments (CDIs) trading on the Australian Stock Exchange will receive an equivalent amount in Australian currency, based on the exchange rate on the record date, and reflecting the 10:1 ratio between CDIs and NYSE shares. We expect the dividend will be unfranked for Australian tax purposes.

- F28 -

SCHEDULE II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JUNE 30, 2012, 2011 AND 2010

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at end of period

Year ended June 30, 2012

Applied against asset account
Allowance for doubtful accounts	$11,476	2,652	(6,815)	$7,313

Year ended June 30, 2011

Applied against asset account
Allowance for doubtful accounts	$7,826	5,210	(1,560)	$11,476

Year ended June 30, 2010

Applied against asset account
Allowance for doubtful accounts	$7,381	2,620	(2,175)	$7,826

See accompanying report of independent registered public accounting firm.

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the authorized persons below.

DATED August 13, 2012

ResMed Inc.

/S/ PETER C. FARRELL
PETER C. FARRELL
Chairman, chief executive officer and president (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ PETER C. FARRELL Peter C. Farrell	Chairman, chief executive officer and president (principal executive officer)	August 13, 2012

/S/ BRETT A. SANDERCOCK Brett A. Sandercock	Chief financial officer (principal financial officer and principal accounting officer)	August 13, 2012

/S/ CHRISTOPHER G. ROBERTS Christopher G. Roberts	Director	August 13, 2012

/S/ MICHAEL A. QUINN Michael A. Quinn	Director	August 13, 2012

/S/ GARY W. PACE Gary W. Pace	Director	August 13, 2012

/S/ RICHARD SULPIZIO Richard Sulpizio	Director	August 13, 2012

/S/ RON TAYLOR Ron Taylor	Director	August 13, 2012

/S/ JOHN P. WAREHAM John P. Wareham	Director	August 13, 2012

S-1

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of Registrant, as amended. (7)

3.2	Third Restated By-laws of Registrant. (4)

3.3	Fourth Amended and Restated Bylaws of ResMed Inc. (9)

3.4	Amendment to Fourth Amended and Restated Bylaws of ResMed Inc. (18)

4.1	Form of certificate evidencing shares of Common Stock. (1)

4.2	Rights agreement dated as of April 23, 1997. (2)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended. (1)

10.2*	ResMed Inc. 2006 Incentive Award Plan. (8)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan. (5)

10.4*	2006 Grant agreement for Board of Directors. (5)

10.5*	2006 Grant agreement for Executive Officers. (7)

10.6*	2006 Grant agreement for Australian Executive Officers. (7)

10.7*	Form of Executive Agreement. (6)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008. (10)

10.9	Departure of Directors or Certain Officers dated December 12, 2008. (11)

10.10	Approval of new share repurchase program dated May 29, 2009. (12)

10.11	Form of Indemnification Agreements for our directors and officers. (13)

10.12	Form of Access Agreement for directors. (13)

10.13*	Updated Form of Executive Agreement. (20)

10.14	ResMed Inc. 2009 Incentive Award Plan. (14)

10.15	ResMed Inc. 2009 Employee Stock Purchase Plan. (14)

10.16	Form of Restricted Stock Award Agreement. (14)

10.17	ResMed Inc. Deferred Compensation Plan. (15)

10.18	Credit Agreement, dated February 10, 2011, by and between ResMed Inc. and the lenders, including Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. (16)

10.19	First Amendment to Credit Agreement, dated January 25, 2012, by and between ResMed Inc. and the lenders, including Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. (19)

10.20	Pledge and Security Agreement, dated as of February 10, 2011, by and between ResMed Inc., as Pledgor, and Union Bank, N.A., as Administrative Agent. (16)

10.21	Unconditional Guaranty entered into as of February 10, 2011, by each of ResMed Corp., ResMed Assembly US Inc. and ResMed Motor Technologies Inc., in favor of Union Bank, N.A., as Administrative Agent. (16)

10.22	Form of Restricted Stock Unit Award Agreement for Executive Officers. (17)

10.23	Form of Restricted Stock Unit Award Agreement for Directors. (17)

10.24	Form of Stock Option Grant for Executive Officers. (17)

10.25	Form of Stock Option Grant for Directors. (17)

21.1	Subsidiaries of the Registrant. (21)

23.1	Consent of Independent Registered Public Accounting Firm. (21)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (21)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (21)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

101	The following materials from ResMed Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated and Statements of Cash Flows and (v) related notes.

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed on April 25, 1997.
(3)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2009.
(4)	Incorporated by reference to the Registrant’s Report on Form 8-K dated February 23, 2007.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.
(6)	Incorporated by reference to the Registrant’s Report on Form 8-K dated July 9, 2007.
(7)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007
(8)	Incorporated by reference to the Registrant’s Report on Form 8-K dated November 9, 2006.
(9)	Incorporated by reference to the Registrants’ Report on Form 8-K filed on December 14, 2007
(10)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed October 15, 2008.
(11)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 15, 2008.
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 4, 2009.
(13)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.
(14)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 23, 2009.
(15)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 25, 2010.
(16)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on February 14, 2011.
(17)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011.
(18)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 11, 2011.
(19)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on January 26, 2012.
(20)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 2, 2012.
(21)	Filed with this report.