Form 10-Q
period 2012-09-30
RESMED INC
filed 2012-10-31
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At October 24, 2012, there were 143,075,417 shares of Common Stock ($0.004 par value) outstanding. This number excludes 27,947,610 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.     Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	September 30, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$890,629	$809,541
Accounts receivable, net of allowance for doubtful accounts of $8,009 and $7,313 at September 30, 2012 and June 30, 2012, respectively	266,537	283,160
Inventories (note 3)	193,172	174,351
Deferred income taxes	24,754	19,590
Income taxes receivable	3,091	2,282
Prepaid expenses and other current assets	72,034	72,227

Total current assets	1,450,217	1,361,151
Non-current assets:
Property, plant and equipment, net	438,357	434,363
Goodwill and other intangible assets, net (note 4)	332,946	311,036
Deferred income taxes	17,543	23,500
Other assets	5,596	7,819

Total non-current assets	794,442	776,718

Total assets	$2,244,659	$2,137,869

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	52,914	55,006
Accrued expenses	132,100	127,381
Deferred revenue	42,978	41,563
Income taxes payable	24,326	27,777
Deferred income taxes	660	1,073
Current portion of long-term debt (note 5)	53	52

Total current liabilities	253,031	252,852
Non-current liabilities:
Deferred income taxes	9,167	8,843
Deferred revenue	14,301	14,384
Long-term debt (note 5)	265,785	250,783
Income taxes payable	3,452	3,380

Total non-current liabilities	292,705	277,390

Total liabilities	545,736	530,242

Commitments and contingencies (notes 8)
Stockholders’ equity: (note 6)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 171,005,577 issued and 143,057,967 outstanding at September 30, 2012 and 169,752,781 issued and 142,021,032 outstanding at June 30, 2012	572	568
Additional paid-in capital	933,249	899,717
Retained earnings	1,413,711	1,366,712
Treasury stock, at cost, 27,947,612 shares at September 30, 2012, and 27,731,749 shares at June 30, 2012	(903,922)	(895,826)
Accumulated other comprehensive income	255,313	236,456

Total stockholders’ equity	1,698,923	1,607,627

Total liabilities and stockholders’ equity	$2,244,659	$2,137,869

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended September 30,
	2012	2011
Net revenue	$339,731	$314,774
Cost of sales	131,083	129,720

Gross profit	208,648	185,054

Operating expenses:
Selling, general and administrative	98,303	94,203
Research and development	27,220	26,206
Amortization of acquired intangible assets	2,636	3,771

Total operating expenses	128,159	124,180

Income from operations	80,489	60,874

Other income, net:
Interest income, net	8,471	6,924
Other, net	1,941	(1,301)

Total other income, net	10,412	5,623

Income before income taxes	90,901	66,497
Income taxes	19,636	15,979

Net income	$71,265	$50,518

Basic earnings per share	$0.50	$0.34
Diluted earnings per share (note 2j)	$0.49	$0.33
Dividend declared per share (note 6)	$0.17	$-
Basic shares outstanding (000’s)	142,651	150,366
Diluted shares outstanding (000’s)	146,055	154,051

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2012	2011
Net income	$71,265	$50,518
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	18,857	(124,221)

Total other comprehensive income (loss)	$90,122	$(73,703)

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$71,265	$50,518
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,650	20,410
Stock-based compensation costs	7,921	7,205
Foreign currency revaluation	(1,741)	2,770
Gain on previously held equity interest resulting from business combination	-	(2,070)
Tax benefit from stock option exercises	(3,760)	(856)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	18,397	14,290
Inventories, net	(16,698)	4,243
Prepaid expenses, net deferred income taxes and other current assets	(2,487)	(31,036)
Accounts payable, accrued expenses and other liabilities	(13,293)	24,049

Net cash provided by operating activities	78,254	89,523

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,831)	(12,878)
Patent registration costs	(1,035)	(1,686)
Purchases of other intangible assets	-	(7,000)
Business acquisitions, net of cash acquired	(5,418)	(51,923)
Purchases of cost-method investments	-	(1,165)
Purchases of foreign currency options	(402)	-
Proceeds from exercise of foreign currency options	5,703	2,967

Net cash used in investing activities	(14,983)	(71,685)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	21,667	9,354
Tax benefit from stock option exercises	3,760	856
Purchases of treasury stock	(8,095)	(121,697)
Payment of business combination contingent consideration	(1,641)	-
Proceeds from borrowings	15,000	80,000
Repayment of borrowings	(158)	(52,456)
Dividend paid	(22,843)	-

Net cash provided by (used in) financing activities	7,690	(83,943)

Effect of exchange rate changes on cash	10,127	(59,099)

Net increase in cash and cash equivalents	81,088	(125,204)
Cash and cash equivalents at beginning of period	809,541	735,267

Cash and cash equivalents at end of period	$890,629	$610,063

Supplemental disclosure of cash flow information:
Income taxes paid	$24,565	$4,294
Interest paid	$1,363	$706

Fair value of assets acquired, excluding cash	$7,770	$24,421
Liabilities assumed	(2,836)	(4,563)
Goodwill on acquisition	13,584	51,532
Fair value of contingent consideration	(13,100)	(6,850)

Total purchase price, excluding contingent consideration	5,418	64,540
Less: Consideration not paid in the current period	-	(12,617)

Cash paid for acquisition	$5,418	$51,923

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

The condensed consolidated financial statements for the three months ended September 30, 2012 and 2011 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2012.

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

The consolidated financial statements of our non-U.S. subsidiaries, whose functional currencies are other than U.S. dollars, are translated into U.S. dollars for financial reporting purposes. We translate assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar at period end exchange rates, but translate revenue and expense transactions at average exchange rates for the period. We recognize cumulative translation adjustments as part of comprehensive income, as detailed in the condensed consolidated statement of comprehensive income, and include those adjustments in accumulated other comprehensive income in the condensed consolidated balance sheets until the relevant subsidiary is sold or substantially or completely liquidated. We reflect gains and losses on transactions denominated in other than the functional currency of an entity in our results of operations.

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 591,435 and 930,468 for the three months ended September 30, 2012 and 2011, respectively, as the effect would have been anti-dilutive. Basic and diluted earnings per share for the three months ended September 30, 2012 and 2011 are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2012	2011
Numerator:
Net Income, used in calculating diluted earnings per share	$71,265	$50,518
Denominator:
Basic weighted-average common shares outstanding	142,651	150,366
Effect of dilutive securities:
Stock options and restricted stock units	3,404	3,685
Diluted weighted average shares	146,055	154,051
Basic earnings per share	$0.50	$0.34
Diluted earnings per share	$0.49	$0.33

PART I – FINANCIAL INFORMATION	Item 1

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

The purpose of our foreign currency hedging activities is to protect us from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and our Australian and Singapore manufacturing activities. We enter into foreign currency option contracts to hedge anticipated sales and manufacturing costs, principally denominated in Australian dollars, Singapore dollars and euros. The terms of such foreign currency option contracts generally do not exceed three years.

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

Management determines the appropriate classification of our investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. We classify as available-for-sale debt securities for which we do not intend—or are not able—to hold to maturity. We carry securities available-for-sale at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income.

At September 30, 2012 and June 30, 2012 there were no investment securities.

(o)	Warranty

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. We include the liability for warranty costs in accrued expenses in our condensed consolidated balance sheets. Changes in the liability for warranty costs for the three months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Balance at the beginning of the period	$17,018	$19,032
Warranty accruals for the period	3,251	4,506
Warranty costs incurred for the period	(2,478)	(3,533)
Foreign currency translation adjustments	23	(1,940)
Balance at the end of the period	$17,814	$18,065

(p)	Impairment of Long-Lived Assets

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

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended September 30,
	2012	2011
Stock options:
Weighted average grant date fair value	$8.01	$9.22
Weighted average risk-free interest rate	0.69%	1.40%
Expected option life in years	5.29	5.29
Dividend yield	2%	0%
Expected volatility	34%	31%
ESPP purchase rights:
Weighted average risk-free interest rate	0.15%	0.10%
Expected option life in years	6 months	6 months
Expected volatility	30%	24%

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

(r)	Recently Issued Accounting Pronouncement

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Under the amendments in this standard, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard in fiscal year 2013 has not had and is not expected to have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued authoritative guidance with respect to the presentation of other comprehensive income in financial statements. The main provisions of the standard provide that an entity that reports other comprehensive income has the option to present comprehensive income in either a single statement or in a two-statement approach. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two- statement approach, an entity must present the components of net income and total net income in the first statement, followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The adoption of this standard in fiscal year 2013 affected the presentation of our other comprehensive income but not our financial position or results of operations.

(3)	Inventories

Inventories were comprised of the following at September 30, 2012 and June 30, 2012 (in thousands):

	September 30, 2012	June 30, 2012
Raw materials	$62,309	$65,518
Work in progress	2,751	1,692
Finished goods	128,112	107,141
Total inventories	$193,172	$174,351

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(4)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the three months ended September 30, 2012, and 2011 were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Balance at the beginning of the period	$256,209	$235,487
Business acquisition	13,584	51,532
Foreign currency translation adjustments	3,487	(19,331)
Balance at the end of the period	$273,280	$267,688

Refer to Note 10 of the condensed consolidated financial statements for further details of the acquisition made during the period.

Other Intangibles Assets

Other intangible assets are comprised of the following as of September 30, 2012, and June 30, 2012 (in thousands):

	September 30, 2012	June 30, 2012
Developed/core product technology	$75,511	$67,263
Accumulated amortization	(41,201)	(39,036)
Developed/core product technology, net	34,310	28,227
Trade names	2,669	2,628
Accumulated amortization	(2,375)	(2,276)
Trade names, net	294	352
Non compete agreements	2,350	2,321
Accumulated amortization	(1,041)	(886)
Non compete agreements, net	1,309	1,435
Customer relationships	23,166	22,783
Accumulated amortization	(15,214)	(14,097)
Customer relationships, net	7,952	8,686
Patents	60,157	58,389
Accumulated amortization	(44,356)	(42,262)
Patents, net	15,801	16,127
Total other intangibles, net	$59,666	$54,827

Intangible assets consist of patents, customer relationships, trade names, non-compete agreements and developed/core product technology. We amortize intangible assets over the estimated useful life of the assets, generally between two and nine years. There are no expected residual values related to these intangible assets. Refer to Note 10 of the condensed consolidated financial statements for further details of the acquisition made during the period.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(5)	Long-Term Debt

Long-term debt at September 30, 2012 and June 30, 2012 consists of the following (in thousands):

	September 30, 2012	June 30, 2012
Current long-term debt	$53	$52
Non-current long-term debt	265,785	250,783
Total long-term debt	$265,838	$250,835

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

At September 30, 2012, there was $265.0 million outstanding under the credit agreement.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(6)	Stockholders’ Equity

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

During the three months ended September 30, 2012, we repurchased 0.2 million shares at a cost of $8.1 million. Since the inception of our share repurchase programs and through September 30, 2012, we have repurchased a total of 27.9 million shares at a cost of $903.9 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2012, 8.6 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at September 30, 2012 and June 30, 2012.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 35.5 million shares. The number of securities remaining available for future issuance under the 2009 Plan at September 30, 2012 is 14.6 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) two (2.0) shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

At September 30, 2012, there was $55.3 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.6 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at September 30, 2012 was $243.8 million and $115.8 million, respectively. The aggregate intrinsic value of the options exercised during the three months ended September 30, 2012 and 2011, was $21.7 million and $5.6 million, respectively.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(6)	Stockholders’ Equity, Continued

The following table summarizes option activity during the three months ended September 30, 2012:

	2012	Weighted Average Exercise Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	9,363,720	$20.52	3.3 years
Granted	6,000	31.61
Exercised	(1,234,325)	18.04
Forfeited	(34,700)	23.17
Outstanding at end of period	8,100,695	$20.89	3.2 years
Exercise price range of granted options	31.61
Options exercisable at end of period	5,419,413	$19.11

The following table summarizes the activity of restricted stock units during the three months ended September 30, 2012:

	2012	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	2,160,873	$29.13	1.6 years
Granted	8,214	31.28
Vested	(29,359)	30.67
Forfeited	(33,860)	28.95
Outstanding at end of period	2,105,868	$29.12	1.4 years

Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved at the annual meeting of our stockholders on November 18, 2009, as an amendment to the previously approved employee stock purchase plan. Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At September 30, 2012, the number of shares remaining available for future issuance under the ESPP is 0.4 million shares.

During the three months ended September 30, 2012 and 2011, we recognized $0.8 million and $0.5 million, respectively, of stock-based compensation expense associated with the ESPP.

Dividend. On August 2, 2012, we announced that our board of directors declared a cash dividend of US$0.17 per share of outstanding common stock. We paid the dividend in U.S. currency to holders of our common stock trading on the New York Stock Exchange (the “NYSE”), payable on September 28, 2012, to NYSE stockholders of record as of close of business on September 7, 2012. We paid the dividend to holders of Chess Depositary Instruments (“CDIs”) trading on the Australian Stock Exchange, payable on September 28, 2012 to CDI holders as of September 7, 2012, at an equivalent amount in Australian currency, based on the exchange rate on September 7, 2012, and reflecting the 10:1 ratio between CDIs and NYSE shares. In the three months ended September 30, 2012, we paid a total of $22.8 million in dividends for CDIs and NYSE shares.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(7)	Fair Value Measurements

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

The following table summarizes our financial assets and liabilities, as at September 30, 2012 and June 30, 2012, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at September 30, 2012
Foreign currency options	$-	$10,706	$-	$10,706
Contingent consideration	$-	$-	$(16,286)	$(16,286)
Balances at June 30, 2012
Foreign currency options	$-	$14,631	$-	$14,631
Contingent consideration	$-	$-	$(5,024)	$(5,024)

We determine the fair value of our financial assets as follows:

Foreign currency options – These financial instruments are valued using third-party valuation models based on market observable inputs, including interest rate curves, on-market spot currency prices, volatilities and credit risk.

Contingent consideration – These liabilities include the fair value estimates of additional future payments that may be required for some of our previous business acquisitions based on the achievement of certain performance milestones. Each potential future payment is valued using the estimated probability of achieving each milestone, which is then discounted to present value.

We did not have any significant non-financial assets or liabilities measured at fair value on September 30, 2012 or June 30, 2012.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(8)	Contingencies and Legal Actions

Contingent Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold during the three months ended September 30, 2012 and 2011, amounted to $0.5 million and $3.2 million, respectively. The maximum potential amount of contingent liability under these arrangements at September 30, 2012 and June 30, 2012 were $1.2 million, and $2.1 million, respectively. The recourse liability recognized by us at September 30, 2012 and June 30, 2012, in relation to these arrangements was $0.2 million and $0.6 million, respectively.

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

(Unaudited)

(9)	Derivative Instruments and Hedging Activities

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

We held foreign currency instruments with notional amounts totaling $395.8 million and $334.7 million at September 30, 2012 and June 30, 2012, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to September 30, 2015.

The fair value and effect of derivative instruments on our condensed consolidated financial statements were as follows (in thousands):

	Asset Derivatives	September 30, 2012		Gain recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Location of gain recognized in Income on Derivative	Three Months Ended September 30, 2012
Foreign Exchange Contracts	Other Assets	$10,706	Other, net	$1,083

Net gain recognized, on foreign currency instruments, during the three months ended September 30, 2012 was $1.1 million. Net loss recognized, on foreign currency instruments, during the three months ended September 30, 2011 was $5.8 million.

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. The credit exposure of foreign currency derivatives at September 30, 2012 and June 30, 2012 was $10.7 million and $14.6 million, respectively, which represents the positive fair value of our foreign currency derivatives. These values are included in the current and non-current balances of other assets on the consolidated balance sheets. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(10)	Acquisition of Business

On July 20, 2012 we acquired 100% of the outstanding shares of Umbian Inc., an innovative data services technology provider, based in Nova Scotia, Canada. Umbian offers a comprehensive patient compliance management solution, which monitors continuous positive airway pressure (CPAP) devices and provides a suite of interactive follow-up services for healthcare providers. The initial purchase price was $5.6 million with an additional potential earn-out payment of up to $35.4 million based on the achievement of certain performance milestones following the acquisition, of which we have recognized a liability of $13.1 million. The acquisition has been accounted for as a business combination using purchase accounting and is included in our consolidated financial statements from July 20, 2012. The acquisition is not considered a material business combination and was funded through cash on-hand. We have not incurred any material acquisition related costs.

The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. We have not yet completed the purchase price allocation as certain appraisals associated with the valuation of certain intangible assets and contingent consideration are not yet complete. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation in the quarter ending December 31, 2012. As part of the preliminary purchase price allocation, we recognized an intangible asset relating to developed technology of $7.3 million and goodwill of $13.6 million. The goodwill recognized as part of this acquisition mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2012 and elsewhere in this report.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three months ended September 30, 2012. Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. MD&A is provided as a supplement to, and should be read in conjunction with condensed consolidated financial statements and notes, included in this report.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three months ended September 30, 2012, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between sleep-disordered breathing/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transportation industry.

We are committed to ongoing investment in research and development and product enhancements. During the three months ended September 30, 2012, we invested $27.2 million on research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear, compliance monitoring software and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We are taking steps to increase awareness of the health dangers of sleep-disordered breathing by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between sleep-disordered breathing, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We believe these efforts should also support our efforts to inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the three months ended September 30, 2012, our net revenue increased by 8% when compared to the three months ended September 30, 2011. Gross margin was 61.4% for the three months ended September 30, 2012 compared to 58.8% for the three months ended September 30, 2011. Diluted earnings per share for the three months ended September 30, 2012 was $0.49 per share, compared to $0.33 per share for the three months ended September 30, 2011.

At September 30, 2012 our cash and cash equivalents totaled $890.6 million, our total assets were $2.2 billion and our stockholders’ equity was $1.7 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended September 30, 2012 to $339.7 million compared to $314.8 million for the three months ended September 30, 2011, an increase of $25.0 million or 8%. The increase in net revenue is primarily attributable to the growth in our flow generator and masks and accessories sales. Movements in international currencies against the U.S. dollar negatively impacted revenues by approximately $12.6 million during the three months ended September 30, 2012. Excluding the impact of unfavorable foreign currency movements, net revenue for the three months ended September 30, 2012 increased by 12% compared to the three months ended September 30, 2011.

Net revenue in North and Latin America increased for the three months ended September 30, 2012 to $194.4 million from $169.3 million for the three months ended September 30, 2011, an increase of 15%. We believe this increase primarily reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases. Net international revenue, which includes all markets outside North and Latin America, for the three months ended September 30, 2012, was $145.4 million compared to $145.5 million for the three months ended September 30, 2011. Excluding the negative impact on revenue of movements in international currencies, international revenue grew by 9% compared to the three months ended September 30, 2011. We believe this increase in revenue outside North and Latin America primarily reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases.

Net revenue from the sales of flow generators, including humidifiers, for the three months ended September 30, 2012 totaled $181.5 million, an increase of 6% compared to the three months ended September 30, 2011 of $171.0 million, including an increase of 17% in North and Latin America and a decrease of 2% internationally. Net revenue from the sales of masks and other accessories for the three months ended September 30, 2012 totaled $158.3 million, an increase of 10% compared to the three months ended September 30, 2011 of $143.8 million, including increases of 13% in North and Latin America and 4% internationally. Excluding the negative impact on revenue of unfavorable currency movements, international revenue increased by 7% and 13% for flow generators and masks and other accessories, respectively, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. We believe the increases primarily reflect growth in the overall sleep-disordered breathing market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	17%	-2%	6%	7%	11%
Masks and other accessories	13%	4%	10%	13%	13%
Total	15%	0%	8%	9%	12%

*	Constant currency numbers exclude the impact of movements in international currencies.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit increased for the three months ended September 30, 2012 to $208.6 million from $185.1 million for the three months ended September 30, 2011, an increase of $23.6 million or 13%. Gross profit as a percentage of net revenue for the three months ended September 30, 2012 increased to 61.4% from 58.8% for the three months ended September 30, 2011. The improvement in gross margins for the three months ended September 30, 2012 is primarily due to manufacturing and logistics improvements and favorable change in product mix, partially offset by declines in our average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2012 to $98.3 million from $94.2 million for the three months ended September 30, 2011, an increase of $4.1 million or 4%. Selling, general and administrative expenses, as a percentage of net revenue, were 28.9% for the three months ended September 30, 2012 compared to 29.9% for the three months ended September 30, 2011.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth and other expenses related to the increase in our sales. As a percentage of net revenue, we expect our future selling, general and administrative expense to be in the range of 28% to 29%. The increase in selling, general and administrative expenses was favorably impacted by the movement of international currencies against the U.S. dollar which decreased our expenses by approximately $8.2 million for the three months ended September 30, 2012, as reported in U.S. dollars.

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2012 to $27.2 million from $26.2 million for the three months ended September 30, 2011, an increase of $1.0 million or 4%. Research and development expenses, as a percentage of net revenue, were 8.0% for the three months ended September 30, 2012, compared to 8.3% for the three months ended September 30, 2011.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, consulting and contractor expenses and an increase in materials and tooling costs incurred to facilitate development of new products. The increase in research and development expenses was favorably impacted by the movement of the international currencies against the U.S. dollar, which decreased our expenses by approximately $0.5 million for the three months ended September 30, 2012, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expenses to be approximately 8%.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2012 totaled $2.6 million, as compared to $3.8 million for the three months ended September 30, 2011. The decrease in amortization expense is mainly attributable to previously acquired intangibles reaching their projected end of useful life and therefore being fully written down.

Other Income, Net

Other income, net for the three months ended September 30, 2012 was $10.4 million, compared to $5.6 million for the three months ended September 30, 2011. The increase in other income, net, during the three months ended September 30, 2012, was primarily due to gains on foreign currency and hedging transactions compared to foreign currency losses incurred for the three months ended September 30, 2011. The improvement in other income, net was also due to higher interest income due primarily to an increase in cash balances held.

Income Taxes

Our effective income tax rate of approximately 21.6% for the three months ended September 30, 2012 was lower than our effective income tax rate of approximately 24.0% for the three months ended September 30, 2011. The lower effective income tax rate was primarily due to a change in the geographic mix of our taxable income, including the lower taxes associated with our Singapore manufacturing operation.

We continue to benefit from the lower Australian corporate tax rate of 30% and certain Australian research and development tax benefits because we generate the majority of our taxable income in Australia.

Net Income

As a result of the factors above and share repurchases, our net income for the three months ended September 30, 2012 was $71.3 million or $0.49 per diluted share compared to net income of $50.5 million or $0.33 per diluted share for the three months ended September 30, 2011, an increase of 41% and 48%, respectively, over the three months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012 and June 30, 2012, we had cash and cash equivalents of $890.6 million and $809.5 million, respectively. Working capital was $1.2 billion and $1.1 billion at September 30, 2012 and June 30, 2012, respectively.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

As of September 30, 2012 and June 30, 2012, our cash and cash equivalent balances held within the United States amounted to $36.8 million and $61.7 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2012 and June 30, 2012, of $853.8 million and $747.8 million, respectively, were held by our non-U.S. subsidiaries, indefinitely invested outside the United States. Our cash and cash equivalent balances are held at highly rated financial institutions. Should we repatriate our cash and cash equivalent balances held outside the U.S., we would have to adjust the income tax provision in the period any such repatriation were to occur.

Inventories at September 30, 2012 were $193.2 million, an increase of $5.2 million or 3% over the September 30, 2011 balance of $188.0 million.

Accounts receivable at September 30, 2012 were $266.5 million, an increase of $15.4 million or 6% over the September 30, 2011 accounts receivable balance of $251.1 million. Accounts receivable days outstanding of 71 days at September 30, 2012 was unchanged compared to September 30, 2011. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2012 was 3.0% compared to 2.5% at June 30, 2012. We have not experienced any significant decline in the credit quality of our customers and it remains broadly consistent with our past experience.

During the three months ended September 30, 2012, we generated cash of $78.3 million from operations. This was lower than the cash generated from operations for the three months ended September 30, 2011 of $89.5 million and was primarily the result of the timing of tax installment payments in the current fiscal quarter and the increase in our inventory holdings to support our revenue growth. Movements in foreign currency exchange rates during the quarter ended September 30, 2012 had the effect of increasing our cash and cash equivalents by $10.1 million, as reported in U.S. dollars. During the fiscal quarters ended September 30, 2012 and 2011, we repurchased 0.2 million and 4.4 million shares at a cost of $8.1 million and $124.7 million, respectively. During the fiscal quarter ended September 30, 2012, we also paid a dividend of $22.8 million.

Capital expenditures for the three months ended September 30, 2012 and 2011 amounted to $13.8 million and $12.9 million, respectively. The capital expenditures for the quarter ended September 30, 2012 primarily reflected investment in computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. At September 30, 2012, our balance sheet reflects net property, plant and equipment of $438.4 million compared to $434.4 million at June 30, 2012.

At September 30, 2012, no capital lease obligations exist. Details of contractual obligations at September 30, 2012 are as follows:

		Payments Due by Period
In $000’s	Total	2013	2014	2015	2016	2017	Thereafter
Long Term Debt	$265,838	$53	$265,000	$0	$0	$0	$785
Interest on Long Term Debt	8,888	5,338	3,305	38	38	38	131
Operating Leases	40,925	15,089	12,100	7,959	3,821	1,803	153
Purchase Obligations	86,102	85,846	256	0	0	0	0
Total	$401,753	$106,326	$280,661	$7,997	$3,859	$1,841	$1,069

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Details of other commercial commitments as at September 30, 2012 are as follows:

		Amount of Commitment Expiration Per Period
In $000’s	Total Amounts Committed	2013	2014	2015	2016	2017	Thereafter
Guarantees*	$13,335	$2,401	$1,225	$521	$0	$2,033	$7,155
Other	726	0	311	415	0	0	0
Total	$14,061	$2,401	$1,536	$936	$0	$2,033	$7,155

*

The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold under these arrangements, for the three months ended September 30, 2012 and 2011, amounted to $0.5 million and $3.2 million, respectively. The maximum potential amount of contingent liability under these arrangements at September 30, 2012 and June 30, 2012 was $1.2 million, and $2.1 million, respectively. The recourse liability recognized by us at September 30, 2012 and June 30, 2012, in relation to these arrangements was $0.2 million and $0.6 million, respectively.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

On January 25, 2012, we entered into a first amendment to the credit agreement. The amendment increases, from $300 million to $400 million, the maximum principal amount that can be borrowed on a revolving basis under the credit agreement, subject to customary conditions

At September 30, 2012, we were in compliance with our debt covenants and there was $265.0 million outstanding under the credit agreement.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand and cash generated from operations.

Acquisition of Business

On July 20, 2012 we acquired 100% of the outstanding shares of Umbian Inc., an innovative data services technology provider, based in Nova Scotia, Canada. Umbian offers a comprehensive patient compliance management solution, which monitors continuous positive airway pressure devices and provides a suite of interactive follow-up services for healthcare providers. The initial purchase price was $5.6 million with an additional potential earn-out payment of up to $35.4 million based on the achievement of certain performance milestones following the acquisition, of which we have recognized a liability of $13.1 million. The acquisition has been accounted for as a business combination using purchase accounting and is included in our consolidated financial statements from July 19, 2012. The acquisition is not considered a material business combination and was funded through cash on-hand. We have not incurred any material acquisition related costs.

Common Stock

On August 24, 2011, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program canceled and replaced our previous share repurchase program authorized on May 27, 2009 pursuant to which we had repurchased 10 million shares. These were in addition to the 6.6 million shares repurchased under an earlier program authorized on June 6, 2002. The new program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program.

During the three months ended September 30, 2012, we repurchased 0.2 million shares at a cost of $8.1 million. At September 30, 2012, we have repurchased a total of 27.9 million shares at a cost of $903.9 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2012, 8.7 million additional shares can be repurchased under the approved share repurchase program.

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

Recently Issued Accounting Pronouncements

See note 2(r) to the condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2012, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of September 30, 2012 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	British Pound (GBP)	Canadian Dollar (CAD)	Swedish Kroner (SEK)	Malaysian Ringgit (MYR)
AUD Functional:
Assets	-	164,133	76,399	-	-	-	5,184
Liability	-	(155,831)	(50,835)	(169)	-	(11)	(4,904)
Net Total	-	8,302	25,564	(169)	-	(11)	280
USD Functional:
Assets	-	-	-	-	6,237	-	-
Liability	-	-	(41)	-	-	-	-
Net Total	-	-	(41)	-	6,237	-	-
EURO Functional:
Assets	-	-	-	-	-	3,855	-
Liability	(1)	(586)	-	(133)	-	-	-
Net Total	(1)	(586)	-	(133)	-	3,855	-
GBP Functional:
Assets	-	-	14,724	-	-	-	-
Liability	-	-	(13,678)	-	-	-	-
Net Total	-	-	1,046	-	-	-	-
SGD Functional:
Assets	6,142	94,200	66,667	-	-	-	42
Liability	(6,632)	(98,076)	(62,664)	(57)	-	-	-
Net Total	(490)	(3,876)	4,003	(57)	-	-	42
INR Functional:
Assets	-	11	-	-	-	-	-
Liability	-	(2,506)	(182)	-	-	-	-
Net Total	-	(2,495)	(182)	-	-	-	-
MYR Functional:
Assets	553	3,455	135	-	-	-	-
Liability	(25)	(2,334)	-	-	-	-	-
Net Total	528	1,121	135	-	-	-	-

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at September 30, 2012. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)	FY 2013	FY 2014	FY 2015	Total	Fair Value Assets / (Liabilities)
Foreign Exchange Contracts					Sept 30, 2012	June 30, 2012
Receive AUD/Pay USD
Contract amount	85,000	20,000	-	105,000	2,288	4,171
Ave. contractual exchange rate	AUD 1 = USD 1.0339	AUD 1 = USD 1.0596		AUD 1 = USD 1.0387
Receive AUD/Pay Euro
Contract amount	84,000	109,000	26,000	219,000	8,302	10,592
Ave. contractual exchange rate	AUD 1 = Euro 0.7644	AUD 1 = Euro 0.7978	AUD 1 = Euro 0.8500	AUD 1 = Euro 0.7902
Receive SGD/Pay Euro
Contract amount	39,000	-	-	39,000	165	(145)
Ave. contractual exchange rate	SGD 1 = Euro 0.6313			SGD 1 = Euro 0.6313
Receive AUD/Pay SGD
Contract amount	5,000	-	-	5,000	(31)	16
Ave. contractual exchange rate	AUD 1 = SGD 0.7813			AUD 1 = SGD 0.7813
Receive SGD/Pay USD
Contract amount	20,000	-	-	20,000	26	-
Ave. contractual exchange rate	SGD 1 = USD 0.8156			SGD 1 = USD 0.8156
Receive AUD/Pay MYR
Contract amount	5,000	-	-	5,000	(45)	-
Ave. contractual exchange rate	AUD 1 = MYR 3.1990			AUD 1 = MYR 3.1990
Receive CHF/Pay AUD
Contract amount	3,000	-	-	3,000	1	(3)
Ave. contractual exchange rate	AUD 1 = CHF 0.9755			AUD 1 = CHF 0.9755

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2012, we held cash and cash equivalents of $890.6 million principally comprised of bank term deposits and at call accounts and are invested at both short-term fixed interest rates and variable interest rates. At September 30, 2012, we had total long-term debt, including the current portion of those obligations, of $265.8 million of which, $265.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2012, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 8, “Contingencies and Legal Actions,” to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2012, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At September 30, 2012, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2012.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended September, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 – July 31, 2012	0	$0	27,731,749	8,843,432
Aug 1 – Aug 31, 2012	215,863	37.50	27,947,612	8,627,569
Sep 1 – Sep 30, 2012	0	0	27,947,612	8,627,569
Total	215,863	$37.50	27,947,612	8,627,569

(1)

On August 24, 2011, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. This program canceled and replaced our previous share repurchase program authorized on May 27, 2009 pursuant to which we had repurchased 10.0 million shares. These were in addition to the 6.6 million shares repurchased under an earlier program authorized on June 6, 2002. The new program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program. Since the inception of the share buyback programs, we have repurchased 27.9 million shares at a total cost of $903.9 million.

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

None

Item 5	Other Information

None

PART II – OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (1)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101	The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on October 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed on September 17, 2012.
(3)	Filed herewith.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 31, 2012

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman, chief executive officer and president
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)