Form 10-Q
period 2012-12-31
RESMED INC
filed 2013-01-31
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-15317

ResMed Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0152841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At January 23, 2013, there were 143,493,670 shares of Common Stock ($0.004 par value) outstanding. This number excludes 28,947,612 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1. Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$958,280	$809,541
Accounts receivable, net of allowance for doubtful accounts of $8,617 and $7,313 at December 31, 2012 and June 30, 2012, respectively	281,439	283,160
Inventories (note 4)	194,804	174,351
Deferred income taxes	21,872	19,590
Income taxes receivable	3,163	2,282
Prepaid expenses and other current assets	70,293	72,227

Total current assets	1,529,851	1,361,151
Non-current assets:
Property, plant and equipment, net	439,575	434,363
Goodwill and other intangible assets, net (note 6)	337,582	311,036
Deferred income taxes	19,405	23,500
Other assets	3,962	7,819

Total non-current assets	800,524	776,718

Total assets	$2,330,375	$2,137,869

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	52,119	55,006
Accrued expenses	135,372	127,381
Deferred revenue	43,784	41,563
Income taxes payable	18,955	27,777
Deferred income taxes	784	1,073
Current portion of long-term debt (note 7)	54	52

Total current liabilities	251,068	252,852
Non-current liabilities:
Deferred income taxes	9,373	8,843
Deferred revenue	14,055	14,384
Long-term debt (note 7)	300,798	250,783
Income taxes payable	3,569	3,380

Total non-current liabilities	327,795	277,390

Total liabilities	578,863	530,242

Commitments and contingencies (notes 12)

Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 172,331,815 issued and 143,384,203 outstanding at December 31, 2012 and 169,752,781 issued and 142,021,032 outstanding at June 30, 2012	574	568
Additional paid-in capital	960,109	899,717
Retained earnings	1,467,230	1,366,712
Treasury stock, at cost, 28,947,612 shares at December 31, 2012, and 27,731,749 shares at June 30, 2012	(943,877)	(895,826)
Accumulated other comprehensive income	267,476	236,456

Total stockholders’ equity	1,751,512	1,607,627

Total liabilities and stockholders’ equity	$2,330,375	$2,137,869

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net revenue	$376,537	$332,738	$716,269	$647,513
Cost of sales	143,825	134,023	274,909	263,743

Gross profit	232,712	198,715	441,360	383,770

Operating expenses:
Selling, general and administrative	107,815	100,552	206,118	194,755
Research and development	30,326	27,218	57,546	53,424
Amortization of acquired intangible assets	2,501	3,691	5,138	7,462

Total operating expenses	140,642	131,461	268,802	255,641

Income from operations	92,070	67,254	172,558	128,129

Other income, net:
Interest income, net	8,498	7,181	16,970	14,103
Other, net	(2,168)	8,496	(227)	7,196

Total other income, net	6,330	15,677	16,743	21,299

Income before income taxes	98,400	82,931	189,301	149,428
Income taxes	20,458	20,059	40,094	36,038

Net income	$77,942	$62,872	$149,207	$113,390

Basic earnings per share	$0.54	$0.43	$1.04	$0.76
Diluted earnings per share (note 3)	$0.53	$0.42	$1.02	$0.75
Dividend declared per share (note 10)	$0.17	$—	$0.34	$—

Basic shares outstanding (000’s)	143,214	146,369	142,931	148,368
Diluted shares outstanding (000’s)	146,689	149,515	146,382	151,835

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income	$77,942	$62,872	$149,207	$113,390
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	12,163	40,666	31,020	(83,555)

Total comprehensive income	$90,105	$103,538	$180,227	$29,835

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$149,207	$113,390
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,947	43,404
Stock-based compensation costs	17,443	14,590
Impairment of cost-method investments	225	2,299
Foreign currency revaluation	(377)	(9,504)
Gain on previously held equity interest resulting from business combination	—	(2,070)
Excess tax benefit from stock-based compensation arrangements	(8,219)	(1,796)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,758	26,310
Inventories, net	(16,497)	8,936
Prepaid expenses, net deferred income taxes and other current assets	(2,750)	(21,566)
Accounts payable, accrued expenses and other liabilities	(10,836)	26,163

Net cash provided by operating activities	171,901	200,156

Cash flows from investing activities:
Purchases of property, plant and equipment	(27,635)	(25,189)
Patent registration costs	(4,801)	(3,781)
Purchases of other intangible assets	—	(7,000)
Business acquisitions, net of cash acquired	(5,418)	(51,923)
Investments in cost-method investments	(891)	(4,796)
Purchases of foreign currency options	(500)	—
Proceeds from exercise of foreign currency options	8,734	5,036

Net cash used in investing activities	(30,511)	(87,653)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	33,308	19,935
Excess tax benefit from stock-based compensation arrangements	8,219	1,796
Purchases of treasury stock	(48,051)	(235,971)
Payment of business combination contingent consideration	(1,641)	—
Proceeds from borrowings	50,000	175,384
Repayment of borrowings	(167)	(55,393)
Dividend paid	(48,688)	—

Net cash used in financing activities	(7,020)	(94,249)

Effect of exchange rate changes on cash	14,369	(30,288)

Net increase in cash and cash equivalents	148,739	(12,034)
Cash and cash equivalents at beginning of period	809,541	735,267

Cash and cash equivalents at end of period	$958,280	$723,233

Supplemental disclosure of cash flow information:
Income taxes paid	$44,234	$21,855
Interest paid	$2,920	$1,792

Fair value of assets acquired, excluding cash	$5,970	$24,648
Liabilities assumed	(2,278)	(5,056)
Goodwill on acquisition	13,876	51,798
Fair value of contingent consideration	(12,150)	(6,850)

Total purchase price, excluding contingent consideration	5,418	64,540
Less: Consideration not paid in the current period	—	(12,617)

Cash paid for acquisition	$5,418	$51,923

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

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

The condensed consolidated financial statements for the three and six months ended December 31, 2012 and 2011 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2012.

(2)	Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Under the amendments in this standard, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard in fiscal year 2013 has not had, and is not expected to have, a material impact on our condensed consolidated financial statements.

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

Stock options of 141,320 and 1,985,962 for the three months ended December 31, 2012 and 2011, respectively, and stock options of 167,903 and 1,714,404 for the six months ended December 31, 2012 and 2011, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three and six months ended December 31, 2012 and 2011 are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Numerator:
Net Income, used in calculating diluted earnings per share	$77,942	$62,872	$149,207	$113,390

Denominator:
Basic weighted-average common shares outstanding	143,214	146,369	142,931	148,368
Effect of dilutive securities:
Stock options and restricted stock units	3,475	3,146	3,451	3,467

Diluted weighted average shares	146,689	149,515	146,382	151,835

Basic earnings per share	$0.54	$0.43	$1.04	$0.76
Diluted earnings per share	$0.53	$0.42	$1.02	$0.75

(4)	Inventories

Inventories were comprised of the following at December 31, 2012 and June 30, 2012 (in thousands):

	December 31, 2012	June 30, 2012
Raw materials	$64,073	$65,518
Work in progress	1,780	1,692
Finished goods	128,951	107,141

Total inventories	$194,804	$174,351

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(5)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at December 31, 2012 and June 30, 2012, was $2.9 million and $2.3 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balances sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We determine the fair value of our cost-method investments to evaluate whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service companies and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values which can be market supported and unobservable inputs including future cash flows. During the six months ended December 31, 2012 and 2011, we recognized $0.2 million and $2.3 million, respectively, of impairment losses related to our cost-method investments, which include investments in privately held service companies, and research companies. The expense associated with this impairment has been included in other income, net within our condensed consolidated statements of income. We based these impairment losses on our determination that the declines in the fair value of these investments were other-than temporary. We have determined, after the impairment charge, that the fair value of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the six months ended December 31, 2012 and 2011 (in thousands):

	Six Months Ended December 31,
	2012	2011
Balance at the beginning of the period	$2,250	$4,264
Investments	891	4,796
Elimination due to acquisition of entity	—	(2,261)
Impairment of cost-method investments	(225)	(2,299)
Foreign currency translation adjustments	—	(24)

Balance at the end of the period	$2,916	$4,476

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(6)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the six months ended December 31, 2012, and 2011 were as follows (in thousands):

	Six Months Ended December 31,
	2012	2011
Balance at the beginning of the period	$256,209	$235,487
Business acquisition	13,876	51,798
Foreign currency translation adjustments	9,299	(26,176)

Balance at the end of the period	$279,384	$261,109

Refer to Note 14 of the condensed consolidated financial statements for further details of the acquisition made during the period.

Other Intangibles Assets

Other intangible assets are comprised of the following as of December 31, 2012, and June 30, 2012 (in thousands):

	December 31, 2012	June 30, 2012
Developed/core product technology	$75,167	$67,263
Accumulated amortization	(43,687)	(39,036)

Developed/core product technology, net	31,480	28,227

Trade names	2,721	2,628
Accumulated amortization	(2,461)	(2,276)

Trade names, net	260	352

Non compete agreements	2,358	2,321
Accumulated amortization	(1,188)	(886)

Non compete agreements, net	1,170	1,435

Customer relationships	23,621	22,783
Accumulated amortization	(16,409)	(14,097)

Customer relationships, net	7,212	8,686

Patents	64,246	58,389
Accumulated amortization	(46,170)	(42,262)

Patents, net	18,076	16,127

Total other intangibles, net	$58,198	$54,827

Intangible assets consist of patents, customer relationships, trade names, non-compete agreements and developed/core product technology. We amortize intangible assets over the estimated useful life of the assets, generally between two and nine years. There are no expected residual values related to these intangible assets. Refer to Note 14 of the condensed consolidated financial statements for further details of the acquisition made during the period.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(7)	Long-Term Debt

Long-term debt at December 31, 2012 and June 30, 2012 consists of the following (in thousands):

	December 31, 2012	June 30, 2012
Current long-term debt	$54	$52
Non-current long-term debt	300,798	250,783

Total long-term debt	$300,852	$250,835

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

At December 31, 2012, there was $300.0 million outstanding under the credit agreement.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(8)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the six months ended December 31, 2012 and 2011 are as follows (in thousands):

	Six Months Ended December 31,
	2012	2011
Balance at the beginning of the period	$17,018	$19,032
Warranty accruals for the period	7,262	8,211
Warranty costs incurred for the period	(5,627)	(6,349)
Foreign currency translation adjustments	123	(1,219)

Balance at the end of the period	$18,776	$19,675

(9)	Stock-Based Employee Compensation

We measure the compensation expense of all stock-based awards at fair value on the grant date. We estimate the fair value of stock options and purchase rights granted under the employee stock purchase plan (the “ESPP”) using the Black-Scholes valuation model. The fair value of restricted stock units is equal to the market value of the underlying shares as determined at the grant date less the fair value of dividends that holders are not entitled to, during the vesting period. We recognize the fair value as compensation expense using the straight-line method over the service period for awards expected to vest.

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Stock options:
Weighted average grant date fair value	$9.38	$8.89	$9.34	$8.90
Weighted average risk-free interest rate	0.61%	1.0%	0.61%	1.0%
Expected option life in years	4.9	5.3	4.9	5.3
Dividend yield	1.74%	0%	1.75%	0%
Expected volatility	33%	34%	33%	31-34%
ESPP purchase rights:
Weighted average risk-free interest rate	0.15%	0.1%	0.15%	0.1%
Expected option life in years	6 months	6 months	6 months	6 months
Dividend yield	1.67%	0%	1.67%	0%
Expected volatility	27%-30%	24%-40%	27%-30%	24%-40%

During the six months ended December 31, 2012, we also granted performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative total shareholder return over a three-year period, up to a maximum amount to be issued under the award of 200% of the original grant. The fair value of PRSUs granted during the six months ended December 31, 2012 was estimated at $37.87 per PRSU using a Monte-Carlo simulation valuation model.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(10)	Stockholders’ Equity

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

During the three and six months ended December 31, 2012, we repurchased 1.0 million and 1.2 million shares at a cost of $40.0 million and $48.1 million, respectively. Since the inception of our share repurchase programs and through December 31, 2012, we have repurchased a total of 28.9 million shares at a cost of $943.9 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2012, 7.6 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at December 31, 2012 and June 30, 2012.

Stock Options and Restricted Stock Units. We have granted stock options and restricted stock units to personnel, including officers and directors, in accordance with the 2009 Plan. These options and restricted stock units have expiration dates of seven years from the date of grant and vest over one to four years. We have granted the options with an exercise price equal to the market value as determined at the date of grant.

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 35.5 million shares. The number of securities remaining available for future issuance under the 2009 Plan at December 31, 2012 is 10.3 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) three (3.0) shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

At December 31, 2012, there was $93.0 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.8 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at December 31, 2012 was $261.8 million and $139.3 million, respectively. The aggregate intrinsic value of the options exercised during the six months ended December 31, 2012 and 2011, was $36.2 million and $12.0 million, respectively.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(10)	Stockholders’ Equity, Continued

The following table summarizes option activity during the six months ended December 31, 2012:

	2012	Weighted Average Exercise Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	9,363,720	$20.52	3.3
Granted	235,389	38.81
Exercised	(1,926,535)	18.67
Forfeited	(57,600)	23.37

Outstanding at end of period	7,614,974	$21.53	3.1

Exercise price range of granted options	31.61 – 40.68
Options exercisable at end of period	6,334,697	$19.59

The following table summarizes the activity of restricted stock units during the six months ended December 31, 2012:

	2012	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	2,160,873	$29.13	1.6
Granted	1,195,952	37.46
Vested	(665,598)	28.87
Forfeited	(63,797)	29.12

Outstanding at end of period	2,627,430	$32.99	1.9

Employee Stock Purchase Plan (the “ESPP”). At the annual meeting of our stockholders on November 15, 2012, our stockholders approved an amendment to the ESPP to increase the number of shares of common stock that may be issued or transferred pursuant to awards under the ESPP by 2.0 million shares. Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At December 31, 2012, the number of shares remaining available for future issuance under the ESPP is 2.3 million shares.

Dividend. During fiscal 2013, we initiated a quarterly dividend of $0.17 per share. In the six months ended December 31, 2012, we paid a total of $48.7 million in dividends.

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

The following table summarizes our financial assets and liabilities, as at December 31, 2012 and June 30, 2012, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at December 31, 2012
Foreign currency options	$—	$4,921	$—	$4,921
Contingent consideration	$—	$—	$(15,641)	$(15,641)
Balances at June 30, 2012
Foreign currency options	$—	$14,631	$—	$14,631
Contingent consideration	$—	$—	$(5,024)	$(5,024)

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

We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2012 or June 30, 2012.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(12)	Contingencies and Legal Actions

Contingent Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold during the three months ended December 31, 2012 and 2011, amounted to $0.3 million and $2.9 million, respectively. The maximum potential amount of contingent liability under these arrangements at December 31, 2012 and June 30, 2012 were $0.5 million, and $2.1 million, respectively. The recourse liability recognized by us at December 31, 2012 and June 30, 2012, in relation to these arrangements was $0.2 million and $0.6 million, respectively.

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

In February 2007, the University of Sydney commenced legal action in the Federal Court of Australia against us, claiming breach of a license agreement and infringement of certain intellectual property. The claim has been amended to include an allegation of breach of confidentiality. The university is seeking various types of relief, including an injunction against manufacturing, supplying, offering for sale, selling or exporting certain mask devices, payment of license fees, damages or an account of profits, interest, costs and declaration of a constructive trust over and assignment of certain intellectual property. In October 2007, we filed a defense denying the university’s claim, as well as a cross-claim against the university seeking an order for rectification of the contract and alleging the university violated the Australian Trade Practices Act. The court has ordered that we and the university attend compulsory mediation. The matter is ongoing. Given the inherent uncertainty and unpredictability of litigation and due to the status of this legal action, no range of loss or possible loss can be reasonably estimated at this time. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements when taken as a whole.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(13)	Derivative Instruments and Hedging Activities

We transact business in various foreign currencies, including a number of major European currencies as well as the Australian and Singapore dollars. We have significant foreign currency exposure through both our Australian and Singaporean manufacturing activities, and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The terms of such foreign currency hedging contracts generally do not exceed three years. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures denominated mainly in Euros, Australian and Singapore dollars. Under this program, increases or decreases in our foreign currency denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

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

We held foreign currency instruments with notional amounts totaling $431.4 million and $334.7 million at December 31, 2012 and June 30, 2012, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to December 31, 2015.

The following table summarizes the amount and location of our derivative financial instruments as of December 31, 2012 and June 30, 2012 (in thousands):

	Fair Value - Assets
	December 31, 2012	June 30, 2012	Balance Sheet Caption
Foreign currency contracts not designated as hedging instruments	$4,921	$14,631	Other Assets

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the three and six months ended December 31, 2012 and December 31, 2011, respectively (in thousands):

	Gain /(Loss) Recognized in Other Income, Net
	Three Months Ended December 31,		Six Months Ended December 31,		Income Statement
	2012	2011	2012	2011	Caption
Foreign currency contracts not designated as hedging instruments	$(2,928)	$17,473	$(1,845)	$11,709	Other, net

PART I – FINANCIAL INFORMATION	Item 1

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

(14)	Acquisition of Business

On July 20, 2012, we acquired 100% of the outstanding shares of Umbian Inc., an innovative data services technology provider, based in Nova Scotia, Canada. Umbian offers a comprehensive patient compliance management solution, which monitors continuous positive airway pressure (CPAP) devices and provides a suite of interactive follow-up services for healthcare providers. The initial purchase price was $5.6 million with an additional potential earn-out payment of up to $35.4 million based on the achievement of certain performance milestones, up to June 30, 2014, of which we have recognized a liability of $12.2 million. The acquisition has been accounted for as a business combination using purchase accounting and is included in our consolidated financial statements from July 20, 2012. The acquisition is not considered a material business combination and accordingly pro forma information is not provided. The acquisition was funded through cash on-hand and we have not incurred any material acquisition related costs.

The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. We completed the purchase price allocation during the quarter ending December 31, 2012. As part of the final purchase price allocation, we recognized an intangible asset relating to developed technology of $5.5 million and goodwill of $13.9 million. The goodwill recognized as part of this acquisition, which is not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and six months ended December 31, 2012. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with selected financial data and condensed consolidated financial statements and notes, included herein.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three and six months ended December 31, 2012, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between SDB/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During the three and six months ended December 31, 2012, we invested $30.3 million and $57.5 million, respectively, on research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We are taking steps to increase awareness of the health dangers of SDB by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between SDB, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We also believe these efforts should help inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the three months ended December 31, 2012, our net revenue increased by 13% when compared to the three months ended December 31, 2011. Gross margin was 61.8% for the three months ended December 31, 2012 compared to 59.7% for the three months ended December 31, 2011. Diluted earnings per share for the three months ended December 31, 2012 increased to $0.53 per share, up from $0.42 per share in the three months ended December 31, 2011.

At December 31, 2012, our cash and cash equivalents totaled $958.3 million, our total assets were $2.3 billion and our stockholders’ equity was $1.8 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended December 31, 2012 to $376.5 million compared to $332.7 million for the three months ended December 31, 2011, an increase of $43.8 million or 13%. The increase in net revenue is primarily attributable to an increase in unit sales of our S9 autoset and bilevel flow generators, masks and accessories. Movements in international currencies against the U.S. dollar negatively impacted revenues by approximately $4.2 million during the three months ended December 31, 2012. Excluding the impact of foreign currency movements, net revenue for the three months ended December 31, 2012 increased by 14% compared to the three months ended December 31, 2011.

Net revenue in North and Latin America increased for the three months ended December 31, 2012 to $211.8 million from $182.5 million for the three months ended December 31, 2011, an increase of 16%. We believe this increase primarily reflects growth in the overall sleep-disordered breathing market and growth generated from our recent product releases. Net international revenue, which includes all markets outside North and Latin America, for the three months ended December 31, 2012, increased to $164.7 million from $150.2 million for the three months ended December 31, 2011, an increase of 10%. Movements in international currencies against the U.S. dollar negatively impacted international revenues by approximately $4.2 million during the three months ended December 31, 2012. Excluding the impact of movements in international currencies, international sales grew by 12% compared to the three months ended December 31, 2011. We believe this increase in revenue outside North and Latin America primarily reflects growth in the overall SDB market and growth generated from our recent product releases.

Net revenue from the sales of flow generators, including humidifiers, for the three months ended December 31, 2012 totaled $202.6 million, an increase of 12% compared to the three months ended December 31, 2011 of $180.6 million, including increases of 16% in North and Latin America and 9% internationally. Net revenue from the sales of masks and other accessories for the three months ended December 31, 2012 totaled $173.9 million, an increase of 14% compared to the three months ended December 31, 2011 of $152.1 million, including increases of 16% in North and Latin America and 11% internationally. Excluding the impact of unfavorable currency movements, international revenue increased by 11% and 16% for flow generators and masks and other accessories, respectively, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. We believe these increases primarily reflect growth in the overall SDB market and contributions from recent product releases.

The following table summarizes the percentage movements in our net revenue for the three months ended December 31, 2012 compared to the three months ended December 31, 2011:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)
Flow generators	16%	9%	12%	11%	13%
Masks and other accessories	16%	11%	14%	16%	16%
Total	16%	10%	13%	12%	14%

*	Constant currency numbers exclude the impact of movements in international currencies.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, Continued

Net revenue for the six months ended December 31, 2012, was $716.3 million as compared to $647.5 million for the six months ended December 31, 2011, an increase of 11%. For the six months ended December 31, 2012, revenue from sales of flow generators increased by 9% compared to the six months ended December 31, 2011, comprising a 17% increase in North and Latin America and a 3% increase internationally. Revenue from sales of mask systems, motors and other accessories increased by 12%, comprising a 14% increase in North and Latin America and an 8% increase internationally, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011. Movement in international currencies against the U.S. dollar negatively impacted net revenue by approximately $16.8 million during the six months ended December 31, 2012. Excluding the impact of unfavorable currency movements, total revenue for the six months ended December 31, 2012 increased by 13% compared to the six months ended December 31, 2011. We believe these increases primarily reflect growth in the overall sleep-disordered breathing market, and growth generated from our recent product releases.

The following table summarizes the percentage movements in our net revenue for the six months ended December 31, 2012 compared to the six months ended December 31, 2011:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency) *
Flow generators	17%	3%	9%	9%	12%
Masks, motors and other accessories	14%	8%	12%	15%	14%
Total	15%	5%	11%	11%	13%

*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended December 31, 2012 to $232.7 million from $198.7 million for the three months ended December 31, 2011, an increase of $34.0 million or 17%. Gross profit as a percentage of net revenue for the three months ended December 31, 2012 increased to 61.8% from 59.7% for the three months ended December 31, 2011.

Gross profit increased for the six months ended December 31, 2012 to $441.4 million from $383.8 million for the six months ended December 31, 2011, an increase of $57.6 million or 15%. Gross profit as a percentage of net revenue for the six months ended December 31, 2012 was 61.6% compared to 59.3% for the six months ended December 31, 2011.

The improvement in gross margins for the three and six months ended December 31, 2012 was primarily due to manufacturing and supply chain improvements, and favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales, partially offset by declines in our average selling prices.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2012 to $107.8 million from $100.6 million for the three months ended December 31, 2011, an increase of $7.3 million or 7%. Selling, general and administrative expenses, as a percentage of net revenue, were 28.6% for the three months ended December 31, 2012 compared to 30.2% for the three months ended December 31, 2011.

Selling, general and administrative expenses increased for the six months ended December 31, 2012 to $206.1 million from $194.8 million for the six months ended December 31, 2011, an increase of $11.4 million or 6%. Selling, general and administrative expenses, as a percentage of net revenue, were 28.8% for the six months ended December 31, 2012 compared to 30.1% for the six months ended December 31, 2011.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.2 million and $5.6 million for the three and six months ended December 31, 2012, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expenses to be approximately 29%.

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2012 to $30.3 million from $27.2 million for the three months ended December 31, 2011, an increase of $3.1 million or 11%. Research and development expenses, as a percentage of net revenue, were 8.1% for the three months ended December 31, 2012, compared to 8.2% for the three months ended December 31, 2011.

Research and development expenses increased for the six months ended December 31, 2012 to $57.5 million from $53.4 million for the six months ended December 31, 2011, an increase of $4.1 million or 8%. Research and development expenses, as a percentage of net revenue, were 8.0%, for the six months ended December 31, 2012 compared to 8.3% for the six months ended December 31, 2011.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, consulting and contractor expenses and an increase in materials and tooling costs incurred to facilitate development of new products. As a percentage of net revenue, we expect our future research and development expenses to continue to be approximately 8%.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended December 31, 2012 totaled $2.5 million and $5.1 million, respectively, as compared to $3.7 million and $7.5 million for the three and six months ended December 31, 2011. The decrease in amortization expense is mainly attributable to previously acquired intangibles reaching their projected end of useful life and therefore being fully written down.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income, Net

Other income, net for the three and six months ended December 31, 2012 was $6.3 million and $16.7 million, respectively, compared to $15.7 million and $21.3 million, respectively, for the three and six months ended December 31, 2011. The decrease in other income, net, during the three and six months ended December 31, 2012, was predominantly due to losses on foreign currency and hedging transactions partly offset by an increase in interest income as a result of higher cash balances.

Income Taxes

Our effective income tax rate of approximately 20.8% for the three months ended December 31, 2012 was lower than our effective income tax rate of approximately 24.2% for the three months ended December 31, 2011. Our effective income tax rate of approximately 21.2% for the six months ended December 31, 2012 was lower than our effective tax rate of 24.1% for the six months ended December 31, 2011. The lower effective income tax rate was primarily due to a change in the geographic mix of our taxable income, including the lower taxes associated with our Singapore manufacturing operation.

Net Income

As a result of the factors above and share repurchases, our net income for the three months ended December 31, 2012 was $77.9 million or $0.53 per diluted share compared to net income of $62.9 million or $0.42 per diluted share for the three months ended December 31, 2011, an increase of 24% and 26%, respectively, over the three months ended December 31, 2011. Our net income for the six months ended December 31, 2012 was $149.2 million or $1.02 per diluted share compared to net income of $113.4 million or $0.75 per diluted share for the six months ended December 31, 2011, an increase of 32% and 36%, respectively, over the six months ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012 and June 30, 2012, we had cash and cash equivalents of $958.3 million and $809.5 million, respectively. Working capital was $1.3 billion and $1.1 billion at December 31, 2012 and June 30, 2012, respectively.

As of December 31, 2012 and June 30, 2012, our cash and cash equivalent balances held within the United States amounted to $42.9 million and $61.7 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2012 and June 30, 2012, of $915.4 million and $747.8 million, respectively, were held by our non-U.S. subsidiaries, indefinitely invested outside the United States. Our cash and cash equivalent balances are held at highly rated financial institutions. Should we repatriate our cash and cash equivalent balances held outside the U.S., we would have to record a tax liability for the incremental tax consequences and a charge to the income tax provision in the period any such repatriation were to occur.

Inventories at December 31, 2012 were $194.8 million, an increase of $10.4 million or 6% over the December 31, 2011 balance of $184.4 million.

Accounts receivable at December 31, 2012 were $281.4 million, an increase of $42.7 million or 18% over the December 31, 2011 accounts receivable balance of $238.8 million. Accounts receivable days outstanding of 68 days at December 31, 2012 was 5 days higher, compared to 63 days at December 31, 2011. Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2012 was 3.0% compared to 2.5% at June 30, 2012. We have not experienced any significant decline in the credit quality of our customers and collections remain broadly consistent with our past experience. 2012 was 3.0% compared to 2.5% at June 30, 2012. We have not experienced any significant decline in the credit quality of our customers and collections remain broadly consistent with our past experience.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

During the six months ended December 31, 2012, we generated cash of $171.9 million from operations. This was lower than the cash generated from operations for the six months ended December 31, 2011 of $200.2 million and was primarily the result of the timing of tax installment payments in the current fiscal half and the increase in our accounts receivable and inventories. Movements in foreign currency exchange rates during the six months ended December 31, 2012 had the effect of increasing our cash and cash equivalents by $14.4 million, as reported in U.S. dollars. During the six months ended December 31, 2012 and 2011, we repurchased 1.2 million and 8.5 million shares at a cost of $48.1 million and $235.2 million, respectively. During the six months ended December 31, 2012, we also paid a dividend of $48.7 million.

Capital expenditures for the six months ended December 31, 2012 and 2011 amounted to $27.6 million and $25.2 million, respectively. The capital expenditures for the six months ended December 31, 2012 primarily reflected investment in computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. At December 31, 2012, our balance sheet reflects net property, plant and equipment of $439.6 million compared to $434.4 million at June 30, 2012.

At December 31, 2012, no capital lease obligations exist. Details of contractual obligations at December 31, 2012 are as follows:

		Payments Due by Period
In $000’s	Total	2013	2014	2015	2016	2017	Thereafter
Long Term Debt	$300,852	$54	$300,000	$0	$0	$0	$798
Interest on Long Term Debt	8,502	6,038	2,225	38	38	38	125
Operating Leases	42,805	16,228	13,198	7,676	3,945	1,053	705
Purchase Obligations	90,844	90,480	182	182	0	0	0

Total	$443,003	$112,800	$315,605	$7,896	$3,983	$1,091	$1,628

Details of other commercial commitments as at December 31, 2012 are as follows:

	Total Amounts	Amount of Commitment Expiration Per Period
In $000’s	Committed	2013	2014	2015	2016	2017	Thereafter
Guarantees*	$14,614	$2,398	$1,146	$830	$2,299	$561	$7,380
Other	624	0	208	416	0	0	0

Total	$15,238	$2,398	$1,354	$1,246	$2,299	$561	$7,380

*	The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold under these arrangements, for the six months ended December 31, 2012 and 2011, amounted to $0.7 million and $6.1 million, respectively. The maximum potential amount of contingent liability under these arrangements at December 31, 2012 and June 30, 2012 was $0.5 million, and $2.1 million, respectively. The recourse liability recognized by us at December 31, 2012 and June 30, 2012, in relation to these arrangements was $0.2 million and $0.6 million, respectively.

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

At December 31, 2012, we were in compliance with our debt covenants and there was $300.0 million outstanding under the credit agreement.

We expect to satisfy all of our short-term liquidity requirements through a combination of cash on hand and cash generated from operations.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Acquisition of Business

On July 20, 2012 we acquired 100% of the outstanding shares of Umbian Inc., an innovative data services technology provider, based in Nova Scotia, Canada. Umbian offers a comprehensive patient compliance management solution, which monitors continuous positive airway pressure devices and provides a suite of interactive follow-up services for healthcare providers. The initial purchase price was $5.6 million with an additional potential earn-out payment of up to $35.4 million based on the achievement of certain performance milestones following the acquisition, of which we have recognized a liability of $12.2 million. The acquisition has been accounted for as a business combination using purchase accounting and is included in our consolidated financial statements from July 20, 2012. The acquisition is not considered a material business combination and was funded through cash on-hand. We have not incurred any material acquisition related costs.

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

During the six months ended December 31, 2012, we repurchased 1.2 million shares at a cost of $48.1 million. At December 31, 2012, we have repurchased a total of 28.9 million shares at a cost of $943.9 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2012, 7.6 million additional shares can be repurchased under the approved share repurchase program.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk

Our reporting currency is the U.S. dollar, although the financial statements of our non-U.S. subsidiaries are maintained in their respective local currencies. We transact business in various foreign currencies, including a number of major European currencies as well as the Australian and Singapore dollar. We have significant foreign currency exposure through both our Australian and Singapore manufacturing activities and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures predominantly denominated in euros, Australian dollars and Singapore dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not enter into financial instruments for trading or speculative purposes. The foreign currency derivatives portfolio is recorded in the consolidated balance sheets at fair value and included in other assets or other liabilities. All movements in the fair value of the foreign currency derivatives are recorded within other income, net, on our consolidated statements of income.

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of December 31, 2012 (in thousands):

	Australian	U.S.		British	Canadian	Swedish	Malaysian
	Dollar	Dollar	Euro	Pound	Dollar	Kroner	Ringgit
	(AUD)	(USD)	(EUR)	(GBP)	(CAD)	(SEK)	(MYR)
AUD Functional:
Assets	—	192,707	81,456	—	—	—	5,223
Liability	—	(191,163)	(83,391)	(201)	—	(11)	(4,905)

Net Total	—	1,544	(1,935)	(201)	—	(11)	318

USD Functional:
Assets	—	—	—	—	9,125	—	—
Liability	—	—	(89)	—	(8,561)	—	—

Net Total	—	—	(89)	—	564	—	—

EURO Functional:
Assets	—	455	—	2,398	—	3,068	—
Liability	(1)	(774)	—	(24)	—	—	—

Net Total	(1)	(319)	—	2,374	—	3,068	—

GBP Functional:
Assets	—	—	18,221	—	—	—	—
Liability	—	—	(15,664)	—	—	—	—

Net Total	—	—	2,557	—	—	—	—

SGD Functional:
Assets	6,432	98,265	64,751	—	—	—	42
Liability	(5,606)	(98,920)	(63,224)	(57)	—	—	—

Net Total	826	(655)	1,527	(57)	—	—	42

INR Functional:
Assets	—	83	—	—	—	—	—
Liability	—	(2,336)	(128)	—	—	—	—

Net Total	—	(2,253)	(128)	—	—	—	—

MYR Functional:
Assets	695	4,411	83	—	—	—	—
Liability	(23)	(2,508)	—	—	—	—	—

Net Total	672	1,903	83	—	—	—	—

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at December 31, 2012. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	FY 2013	FY 2014	FY 2015	Total	December 31, 2012	June 30, 2012
Receive AUD/Pay USD
Contract amount	95,000	30,000	—	125,000	983	4,171
Ave. contractual exchange rate	AUD 1 = USD 1.0433	AUD 1 = USD 1.0663		AUD 1 = USD 1.0487
Receive AUD/Pay Euro
Contract amount	96,000	112,000	26,000	234,000	4,758	10,592
Ave. contractual exchange rate	AUD 1 = Euro 0.7669	AUD 1 = Euro 0.7978	AUD 1 = Euro 0.8500	AUD 1 = Euro 0.7902
Receive SGD/Pay Euro
Contract amount	40,000	—	—	40,000	(752)	(145)
Ave. contractual exchange rate	SGD 1 = Euro 0.6322			SGD 1 = Euro 0.6322
Receive AUD/Pay SGD
Contract amount	5,000	—	—	5,000	8	16
Ave. contractual exchange rate	SGD 1 = AUD 0.7813			SGD 1 = AUD 0.7813
Receive USD/Pay SGD
Contract amount	10,000	—	—	10,000	(4)	—
Ave. contractual exchange rate	SGD 1 = USD 0.8183			SGD 1 = USD 0.8183
Receive AUD/Pay MYR
Contract amount	5,000	—	—	5,000	(28)	—
Ave. contractual exchange rate	AUD 1 = MYR 3.1990			AUD 1 = MYR 3.1990
Receive USD/Pay CAD
Contract amount	9,000	—	—	9,000	(76)	—
Ave. contractual exchange rate	CAD 1 = USD 1.0018			CAD 1 = USD 1.0018
Receive CHF/Pay AUD
Contract amount	3,000	—	—	3,000	32	(3)
Ave. contractual exchange rate	AUD 1 = CHF 0.9580			AUD 1 = CHF 0.9580

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At December 31, 2012, we held cash and cash equivalents of $958.3 million principally comprised of bank term deposits and at call accounts and are invested at both short-term fixed interest rates and variable interest rates. At December 31, 2012, we had total long-term debt, including the current portion of those obligations, of $300.9 million of which, $300.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the three and six months ended December 31, 2012, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 12, “Contingencies and Legal Actions,” to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2012, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At December 31, 2012, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2012.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the six months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 – July 31, 2012	0	$0	27,731,749	8,843,432
Aug 1 – Aug 31, 2012	215,863	37.50	27,947,612	8,627,569
Sep 1 – Sep 30, 2012	0	0	27,947,612	8,627,569
Oct 1 – Oct 31, 2012	100,000	40.01	28,047,612	8,527,569
Nov 1 – Nov 30, 2012	841,530	39.90	28,889,142	7,686,039
Dec 1 – Dec 31, 2012	58,470	40.71	28,947,612	7,627,569
Total	1,215,863	$39.52	28,947,612	7,627,569

(1)	On August 24, 2011, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. The program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program. Since the inception of the share buyback programs, we have repurchased 28.9 million shares at a total cost of $943.9 million.

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

None

Item 5	Other Information

None

PART II – OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (1)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc. (2)

10.1	Amendment to the ResMed Inc. 2009 Employee Stock Purchase Plan. (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101	The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed on January 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed on September 17, 2012.
(3)	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed October 4, 2012.
(4)	Filed herewith.

Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 31, 2013

ResMed Inc.

/s/ PETER C. FARRELL
Peter C. Farrell
Chairman, chief executive officer and president
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)