Form 10-Q
period 2013-03-31
RESMED INC
filed 2013-05-01
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At April 25, 2013, there were 142,465,814 shares of Common Stock ($0.004 par value) outstanding. This number excludes 30,712,885 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1. Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	March 31, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$1,012,698	$809,541
Accounts receivable, net of allowance for doubtful accounts of $10,912 and $7,313 at March 31, 2013 and June 30, 2012, respectively	293,489	283,160
Inventories (note 4)	166,483	174,351
Deferred income taxes	25,267	19,590
Income taxes receivable	6,065	2,282
Prepaid expenses and other current assets	75,873	72,227

Total current assets	1,579,875	1,361,151
Non-current assets:
Property, plant and equipment, net (note 5)	444,495	434,363
Goodwill and other intangible assets, net (note 7)	327,712	311,036
Deferred income taxes	17,607	23,500
Other assets	5,267	7,819

Total non-current assets	795,081	776,718

Total assets	$2,374,956	$2,137,869

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	49,385	55,006
Accrued expenses	127,850	127,381
Deferred revenue	44,172	41,563
Income taxes payable	18,330	27,777
Deferred income taxes	632	1,073
Current portion of long-term debt (note 8)	340,052	52

Total current liabilities	580,421	252,852
Non-current liabilities:
Deferred income taxes	9,262	8,843
Deferred revenue	12,863	14,384
Long-term debt (note 8)	766	250,783
Income taxes payable	3,486	3,380

Total non-current liabilities	26,377	277,390

Total liabilities	606,798	530,242

Commitments and contingencies (notes 13)

Stockholders’ equity: (note 11)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 173,138,417 issued and 142,652,000 outstanding at March 31, 2013 and 169,752,781 issued and 142,021,032 outstanding at June 30, 2012	571	568
Additional paid-in capital	991,744	899,717
Retained earnings	1,527,893	1,366,712
Treasury stock, at cost, 30,486,417 shares at March 31, 2013, and 27,731,749 shares at June 30, 2012	(1,011,165)	(895,826)
Accumulated other comprehensive income	259,115	236,456

Total stockholders’ equity	1,768,158	1,607,627

Total liabilities and stockholders’ equity	$2,374,956	$2,137,869

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenue	$383,581	$349,073	$1,099,850	$996,586
Cost of sales	144,132	138,577	419,041	402,320

Gross profit	239,449	210,496	680,809	594,266

Operating expenses:
Selling, general and administrative	109,628	101,958	315,745	296,712
Research and development	31,189	28,398	88,735	81,822
Amortization of acquired intangible assets	2,533	3,592	7,671	11,055

Total operating expenses	143,350	133,948	412,151	389,589

Income from operations	96,099	76,548	268,658	204,677

Other income, net:
Interest income, net	8,078	7,650	25,047	21,754
Other, net	3,815	(191)	3,587	7,005

Total other income, net	11,893	7,459	28,634	28,759

Income before income taxes	107,992	84,007	297,292	233,436
Income taxes	23,079	19,394	63,172	55,433

Net income	$84,913	$64,613	$234,120	$178,003

Basic earnings per share	$0.59	$0.45	$1.64	$1.21
Diluted earnings per share (note 3)	$0.58	$0.44	$1.60	$1.18
Dividend declared per share (note 11)	$0.17	$—	$0.51	$—

Basic shares outstanding (000’s)	143,293	144,024	143,049	146,931
Diluted shares outstanding (000’s)	146,643	147,157	146,479	150,295

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income	$84,913	$64,613	$234,120	$178,003
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	(8,361)	23,157	22,659	(60,398)

Total comprehensive income	$76,552	$87,770	$256,779	$117,605

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$234,120	$178,003
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,621	63,430
Stock-based compensation costs	27,658	22,445
Impairment of cost-method investments	225	2,299
Foreign currency revaluation	(5,728)	(8,764)
Gain on previously held equity interest resulting from business combination	—	(2,070)
Excess tax benefit from stock-based compensation arrangements	(12,757)	(3,877)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(9,214)	(243)
Inventories, net	9,863	12,774
Prepaid expenses, net deferred income taxes and other current assets	(3,881)	(27,041)
Accounts payable, accrued expenses and other liabilities	(20,006)	49,226

Net cash provided by operating activities	278,901	286,182

Cash flows from investing activities:
Purchases of property, plant and equipment	(47,576)	(35,067)
Patent registration costs	(5,853)	(5,506)
Purchases of other intangible assets	—	(7,000)
Business acquisitions, net of cash acquired	(5,418)	(53,322)
Investments in cost-method investments	(1,558)	(4,796)
Purchases of foreign currency options	(595)	(1,270)
Proceeds from exercise of foreign currency options	9,485	13,497

Net cash used in investing activities	(51,515)	(93,464)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	49,883	37,438
Excess tax benefit from stock-based compensation arrangements	12,757	3,877
Purchases of treasury stock	(115,339)	(301,028)
Payment of business combination contingent consideration	(1,641)	—
Proceeds from borrowings	90,000	185,384
Repayment of borrowings	(176)	(55,887)
Dividend paid	(72,939)	—

Net cash used in financing activities	(37,455)	(130,216)

Effect of exchange rate changes on cash	13,226	(21,702)

Net increase in cash and cash equivalents	203,157	40,800
Cash and cash equivalents at beginning of period	809,541	735,267

Cash and cash equivalents at end of period	$1,012,698	$776,067

Supplemental disclosure of cash flow information:
Income taxes paid	$62,371	$28,221
Interest paid	$4,640	$3,096

Fair value of assets acquired, excluding cash	$5,970	$24,648
Liabilities assumed	(2,278)	(11,906)
Goodwill on acquisition	13,876	51,798
Fair value of contingent consideration	(12,150)	—

Total purchase price, excluding contingent consideration	5,418	64,540
Less: Consideration not paid in the current period	—	(11,218)

Cash paid for acquisition	$5,418	$53,322

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

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

The condensed consolidated financial statements for the three and nine months ended March 31, 2013 and 2012 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2012.

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

Stock options of 312,848 and 2,100,000 for the three months ended March 31, 2013 and 2012, respectively, and stock options of 193,269 and 1,768,000 for the nine months ended March 31, 2013 and 2012, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended March 31, 2013 and 2012 are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Numerator:
Net Income, used in calculating diluted earnings per share	$84,913	$64,613	$234,120	$178,003

Denominator:
Basic weighted-average common shares outstanding	143,293	144,024	143,049	146,931
Effect of dilutive securities:
Stock options and restricted stock units	3,350	3,133	3,430	3,364

Diluted weighted average shares	146,643	147,157	146,479	150,295

Basic earnings per share	$0.59	$0.45	$1.64	$1.21
Diluted earnings per share	$0.58	$0.44	$1.60	$1.18

(4)	Inventories

Inventories were comprised of the following at March 31, 2013 and June 30, 2012 (in thousands):

	March 31, 2013	June 30, 2012
Raw materials	$48,680	$65,518
Work in progress	2,397	1,692
Finished goods	115,406	107,141

Total inventories	$166,483	$174,351

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(5)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of March 31, 2013 and June 30, 2012 (in thousands):

	March 31, 2013	June 30, 2012
Machinery and equipment	$179,548	$158,542
Computer equipment	115,111	102,143
Furniture and fixtures	42,376	41,818
Vehicles	3,189	3,046
Clinical, demonstration and rental equipment	101,561	94,176
Leasehold improvements	28,178	25,220
Land	66,709	65,928
Buildings	282,684	277,743

	819,356	768,616
Accumulated depreciation and amortization	(374,861)	(334,253)

Property, plant and equipment, net	$444,495	$434,363

(6)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at March 31, 2013 and June 30, 2012, was $3.6 million and $2.3 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values which can be market supported and unobservable inputs including future cash flows. During the nine months ended March 31, 2013 and 2012, we recognized $0.2 million and $2.3 million, respectively, of impairment losses related to our cost-method investments. The expense associated with this impairment has been included in other income, net within our condensed consolidated statements of income. We based these impairment losses on our determination that the declines in the fair value of these investments were other-than temporary. We have determined, after the impairment charge, that the fair value of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the nine months ended March 31, 2013 and 2012 (in thousands):

	Nine Months Ended March 31,
	2013	2012
Balance at the beginning of the period	$2,250	$4,264
Investments	1,558	4,796
Elimination due to acquisition of entity	—	(2,261)
Impairment of cost-method investments	(225)	(2,299)
Foreign currency translation adjustments	—	(18)

Balance at the end of the period	$3,583	$4,482

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(7)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the nine months ended March 31, 2013, and 2012 were as follows (in thousands):

	Nine Months Ended March 31,
	2013	2012
Balance at the beginning of the period	$256,209	$235,487
Business acquisition	13,876	51,798
Foreign currency translation adjustments	2,711	(19,462)

Balance at the end of the period	$272,796	$267,823

Refer to Note 15 of the condensed consolidated financial statements for further details of the acquisition made during the period.

Other Intangible Assets

Other intangible assets are comprised of the following as of March 31, 2013, and June 30, 2012 (in thousands):

	March 31, 2013	June 30, 2012
Developed/core product technology	$73,635	$67,263
Accumulated amortization	(44,175)	(39,036)

Developed/core product technology, net	29,460	28,227

Trade names	2,653	2,628
Accumulated amortization	(2,444)	(2,276)

Trade names, net	209	352

Non compete agreements	2,361	2,321
Accumulated amortization	(1,317)	(886)

Non compete agreements, net	1,044	1,435

Customer relationships	23,323	22,783
Accumulated amortization	(16,613)	(14,097)

Customer relationships, net	6,710	8,686

Patents	65,258	58,389
Accumulated amortization	(47,765)	(42,262)

Patents, net	17,493	16,127

Total other intangibles, net	$54,916	$54,827

Intangible assets consist of patents, customer relationships, trade names, non-compete agreements and developed/core product technology. We amortize intangible assets over the estimated useful life of the assets, generally between two and nine years. There are no expected residual values related to these intangible assets. Refer to Note 15 of the condensed consolidated financial statements for further details of the acquisition made during the period.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(8)	Long-Term Debt

Long-term debt at March 31, 2013 and June 30, 2012 consists of the following (in thousands):

	March 31, 2013	June 30, 2012
Current long-term debt	$340,052	$52
Non-current long-term debt	766	250,783

Total long-term debt	$340,818	$250,835

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

At March 31, 2013, there was $340.0 million outstanding under the credit agreement.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the nine months ended March 31, 2013 and 2012 are as follows (in thousands):

	Nine Months Ended March 31,
	2013	2012
Balance at the beginning of the period	$17,018	$19,032
Warranty accruals for the period	7,120	11,954
Warranty costs incurred for the period	(7,999)	(9,181)
Foreign currency translation adjustments	98	(1,040)

Balance at the end of the period	$16,237	$20,765

(10)	Stock-Based Employee Compensation

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

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Stock options:
Weighted average grant date fair value	$10.72	$9.29	$10.01	$8.90
Weighted average risk-free interest rate	0.73%	0.8%	0.67%	1.0%
Expected option life in years	4.9	5.3	4.9	5.3
Dividend yield	1.56%	0%	1.66%	0%
Expected volatility	32%	34%	32%	31-34%
ESPP purchase rights:
Weighted average risk-free interest rate	0.15%	0.1%	0.15%	0.1%
Expected option life in years	6 months	6 months	6 months	6 months
Dividend yield	1.67%	0%	1.67%	0%
Expected volatility	27%	40%	27%-30%	24%-40%

During the nine months ended March 31, 2013, we also granted performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative total stockholder return over a three-year period, up to a maximum amount to be issued under the award of 200% of the original grant. The weighted average grant date fair value of PRSUs granted during the nine months ended March 31, 2013 was estimated at $38.46 per PRSU using a Monte-Carlo simulation valuation model.

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

During the three and nine months ended March 31, 2013, we repurchased 1.5 million and 2.8 million shares at a cost of $67.3 million and $115.3 million, respectively. Since the inception of our share repurchase programs and through March 31, 2013, we have repurchased a total of 30.5 million shares at a cost of $1,011.2 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2013, 6.1 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at March 31, 2013 and June 30, 2012.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 35.5 million shares. The number of securities remaining available for future issuance under the 2009 Plan at March 31, 2013 is 9.8 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) three (3.0) shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

At March 31, 2013, there was $87.0 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.7 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at March 31, 2013 was $293.1 million and $146.9 million, respectively. The aggregate intrinsic value of the options exercised during the nine months ended March 31, 2013 and 2012, was $56.5 million and $23.9 million, respectively.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(11)	Stockholders’ Equity, Continued

The following table summarizes option activity during the nine months ended March 31, 2013:

		Weighted Average Exercise Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	9,363,720	$20.52	3.3
Granted	444,766	41.11
Exercised	(2,727,818)	19.31
Forfeited	(58,600)	23.92

Outstanding at end of period	7,022,068	$22.26	3.1

Exercise price range of granted options	31.61 – 43.63
Options exercisable at end of period	5,410,774	$19.21

The following table summarizes the activity of restricted stock units during the nine months ended March 31, 2013:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	2,160,873	$29.13	1.6
Granted	1,254,599	37.70
Vested	(673,990)	28.87
Forfeited	(69,876)	29.46

Outstanding at end of period	2,671,606	$33.21	1.7

Employee Stock Purchase Plan (the “ESPP”). At the annual meeting of our stockholders on November 15, 2012, our stockholders approved an amendment to the ESPP to increase the number of shares of common stock that may be issued or transferred pursuant to awards under the ESPP by 2.0 million shares. Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At March 31, 2013, the number of shares remaining available for future issuance under the ESPP is 2.3 million shares.

Dividend. During fiscal 2013, we initiated a quarterly dividend of $0.17 per share. In the nine months ended March 31, 2013, we paid a total of $72.9 million in dividends.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(12)	Fair Value Measurements

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

The following table summarizes our financial assets and liabilities, as at March 31, 2013 and June 30, 2012, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at March 31, 2013
Foreign currency options	$—	$12,903	$—	$12,903
Contingent consideration	$—	$—	$(13,556)	$(13,556)
Balances at June 30, 2012
Foreign currency options	$—	$14,631	$—	$14,631
Contingent consideration	$—	$—	$(5,024)	$(5,024)

We determine the fair value of our financial assets and liabilities as follows:

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

We did not have any significant non-financial assets or liabilities measured at fair value on March 31, 2013 or June 30, 2012.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(13)	Contingencies and Legal Actions

Contingent Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold during the three months ended March 31, 2013 and 2012, amounted to $0.3 million and $1.0 million, respectively. The maximum potential amount of contingent liability under these arrangements at March 31, 2013 and June 30, 2012 were $0.5 million, and $2.1 million, respectively. The recourse liability recognized by us at March 31, 2013 and June 30, 2012, in relation to these arrangements was $0.2 million and $0.6 million, respectively.

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

In March 2013, we filed parallel legal actions in the International Trade Commission and in U.S. federal court against Taiwanese manufacturer APEX Medical and its U.S. distributor to stop the infringement of several ResMed patents. The matter is ongoing. However, we do not expect the outcome of this matter to have a material effect on our consolidated financial statements when taken as a whole.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(14)	Derivative Instruments and Hedging Activities

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

We held foreign currency instruments with notional amounts totaling $528.6 million and $334.7 million at March 31, 2013 and June 30, 2012, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to March 31, 2016.

The following table summarizes the amount and location of our derivative financial instruments as of March 31, 2013 and June 30, 2012 (in thousands):

	Fair Value - Assets
	March 31, 2013	June 30, 2012	Balance Sheet Caption
Foreign currency contracts not designated as hedging instruments	$12,903	$14,631	Other Assets

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the three and nine months ended March 31, 2013 and March 31, 2012, respectively (in thousands):

	Gain /(Loss) Recognized in Other Income, Net
	Three Months Ended March 31,		Nine Months Ended March 31,		Income Statement
	2013	2012	2013	2012	Caption
Foreign currency contracts not designated as hedging instruments	$8,558	$(712)	$6,713	$10,997	Other, net

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(14)	Derivative Instruments and Hedging Activities, Continued

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

(15)	Acquisition of Business

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

The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. We completed the purchase price allocation during the quarter ended December 31, 2012. As part of the final purchase price allocation, we recognized an intangible asset relating to developed technology of $5.5 million and goodwill of $13.9 million. The goodwill recognized as part of this acquisition, which is not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and nine months ended March 31, 2013. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with selected financial data and condensed consolidated financial statements and notes, included herein.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three and nine months ended March 31, 2013, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between SDB/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During the three and nine months ended March 31, 2013, we invested $31.2 million and $88.7 million, respectively, on research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We are taking steps to increase awareness of the health dangers of SDB by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between SDB, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We also believe these efforts should help inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the three months ended March 31, 2013, our net revenue increased by 10% when compared to the three months ended March 31, 2012. Gross margin was 62.4% for the three months ended March 31, 2013 compared to 60.3% for the three months ended March 31, 2012. Diluted earnings per share for the three months ended March 31, 2013 increased to $0.58 per share, up from $0.44 per share in the three months ended March 31, 2012.

At March 31, 2013, our cash and cash equivalents totaled $1.0 billion, our total assets were $2.4 billion and our stockholders’ equity was $1.8 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended March 31, 2013 to $383.6 million compared to $349.1 million for the three months ended March 31, 2012, an increase of $34.5 million or 10%. The increase in net revenue is primarily attributable to an increase in unit sales of our S9 autoset and bilevel flow generators and masks and accessories.

Net revenue in North and Latin America increased for the three months ended March 31, 2013 to $215.2 million from $189.8 million for the three months ended March 31, 2012, an increase of 13%. We believe this increase primarily reflects growth in the overall SDB market and market share gains in the APAP and bilevel flow generator segments. Net international revenue, which includes all markets outside North and Latin America, for the three months ended March 31, 2013, increased to $168.4 million from $159.2 million for the three months ended March 31, 2012, an increase of 6%. We believe this increase in revenue outside North and Latin America primarily reflects growth in the overall SDB market.

Net revenue from the sales of flow generators, including humidifiers, for the three months ended March 31, 2013 totaled $210.0 million, an increase of 14% compared to the three months ended March 31, 2012 of $184.1 million, including increases of 21% in North and Latin America and 9% internationally. Net revenue from the sales of masks and other accessories for the three months ended March 31, 2013 totaled $173.6 million, an increase of 5% compared to the three months ended March 31, 2012 of $165.0 million, including increases of 8% in North and Latin America and 0% internationally. We believe these increases primarily reflect growth in the overall SDB market and market share gains in the APAP and bilevel flow generator segments.

The following table summarizes the percentage movements in our net revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency) *
Flow generators	21%	9%	14%	9%	14%
Masks and other accessories	8%	0%	5%	0%	5%
Total	13%	6%	10%	6%	10%

*	Constant currency numbers exclude the impact of movements in international currencies.

Net revenue for the nine months ended March 31, 2013, was $1,099.9 million as compared to $996.6 million for the nine months ended March 31, 2012, an increase of 10%. For the nine months ended March 31, 2013, revenue from sales of flow generators increased by 11% compared to the nine months ended March 31, 2012, comprising an 18% increase in North and Latin America and a 5% increase internationally. Revenue from sales of mask systems, motors and other accessories increased by 10%, comprising a 12% increase in North and Latin America and a 5% increase internationally, for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. Movement in international currencies against the U.S. dollar negatively impacted net revenue by approximately $16.6 million during the nine months ended March 31, 2013. Excluding the impact of unfavorable currency movements, total revenue for the nine months ended March 31, 2013 increased by 12% compared to the nine months ended March 31, 2012. We believe these increases primarily reflect growth in the overall SDB market.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue, Continued

The following table summarizes the percentage movements in our net revenue for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency) *
Flow generators	18%	5%	11%	9%	13%
Masks and other accessories	12%	5%	10%	9%	11%
Total	15%	5%	10%	9%	12%

*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended March 31, 2013 to $239.4 million from $210.5 million for the three months ended March 31, 2012, an increase of $29.0 million or 14%. Gross profit as a percentage of net revenue for the three months ended March 31, 2013 increased to 62.4% from 60.3% for the three months ended March 31, 2012.

Gross profit increased for the nine months ended March 31, 2013 to $680.8 million from $594.3 million for the nine months ended March 31, 2012, an increase of $86.5 million or 15%. Gross profit as a percentage of net revenue for the nine months ended March 31, 2013 was 61.9% compared to 59.6% for the nine months ended March 31, 2012.

The improvement in gross margins for the three and nine months ended March 31, 2013 was primarily due to manufacturing and supply chain improvements, and favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales, partially offset by declines in our average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2013 to $109.6 million from $102.0 million for the three months ended March 31, 2012, an increase of $7.7 million or 8%. Selling, general and administrative expenses, as a percentage of net revenue, were 28.6% for the three months ended March 31, 2013 compared to 29.2% for the three months ended March 31, 2012.

Selling, general and administrative expenses increased for the nine months ended March 31, 2013 to $315.7 million from $296.7 million for the nine months ended March 31, 2012, an increase of $19.0 million or 6%. Selling, general and administrative expenses, as a percentage of net revenue, were 28.7% for the nine months ended March 31, 2013 compared to 29.8% for the nine months ended March 31, 2012.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth and other expenses related to the increase in our sales. The increase in selling, general and administrative expenses was favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $0.4 million and $5.9 million for the three and nine months ended March 31, 2013, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expenses to be approximately 29%.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2013 to $31.2 million from $28.4 million for the three months ended March 31, 2012, an increase of $2.8 million or 10%. Research and development expenses, as a percentage of net revenue, were 8.1% for the three months ended March 31, 2013 and for the three months ended March 31, 2012.

Research and development expenses increased for the nine months ended March 31, 2013 to $88.7 million from $81.8 million for the nine months ended March 31, 2012, an increase of $6.9 million or 8%. Research and development expenses, as a percentage of net revenue, were 8.1%, for the nine months ended March 31, 2013 compared to 8.2% for the nine months ended March 31, 2012.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, consulting and contractor expenses and an increase in materials and tooling costs incurred to facilitate development of new products. The increase in research and development expenses was favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $0.4 million and $0.8 million for the three and nine months ended March 31, 2013, respectively, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expenses to continue to be approximately 8%.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended March 31, 2013 totaled $2.5 million and $7.7 million, respectively, as compared to $3.6 million and $11.1 million for the three and nine months ended March 31, 2012. The decrease in amortization expense is mainly attributable to previously acquired intangibles reaching their projected end of useful life and therefore being fully written down.

Other Income, Net

Other income, net for the three and nine months ended March 31, 2013 was $11.9 million and $28.6 million, respectively, compared to $7.5 million and $28.8 million, respectively, for the three and nine months ended March 31, 2012. The increase in other income, net, during the three months ended March 31, 2013, was predominantly due to gains on foreign currency and hedging transactions. The decrease in other income, net, during the nine months ended March 31, 2013, was predominantly due to lower gains on foreign currency and hedging transactions partially offset by an increase in interest income as a result of higher cash balances.

Income Taxes

Our effective income tax rate of approximately 21.4% for the three months ended March 31, 2013 was lower than our effective income tax rate of approximately 23.1% for the three months ended March 31, 2012. Our effective income tax rate of approximately 21.2% for the nine months ended March 31, 2013 was lower than our effective tax rate of 23.7% for the nine months ended March 31, 2012. The lower effective income tax rate was primarily due to a change in the geographic mix of our taxable income, including the lower statutory tax rates and other incentives associated with our Singapore manufacturing operation.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income

As a result of the factors above and share repurchases, our net income for the three months ended March 31, 2013 was $84.9 million or $0.58 per diluted share compared to net income of $64.6 million or $0.44 per diluted share for the three months ended March 31, 2012, an increase of 31% and 32%, respectively, over the three months ended March 31, 2012. Our net income for the nine months ended March 31, 2013 was $234.1 million or $1.60 per diluted share compared to net income of $178.0 million or $1.18 per diluted share for the nine months ended March 31, 2012, an increase of 32% and 36%, respectively, over the nine months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013 and June 30, 2012, we had cash and cash equivalents of $1.0 billion and $809.5 million, respectively. Working capital was $1.0 billion and $1.1 billion at March 31, 2013 and June 30, 2012, respectively. The reduction in working capital balance is due to reclassification of our long term debt balance of $340.0 million as a current liability in the March 2013 quarter, as the facility terminates in February 2014. Accordingly, we have commenced negotiations to arrange a new financing facility which we expect to be in place prior to the expiration date of the existing facility.

As of March 31, 2013 and June 30, 2012, our cash and cash equivalent balances held within the United States amounted to $31.3 million and $61.7 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2013 and June 30, 2012, of $981.4 million and $747.8 million, respectively, were held by our non-U.S. subsidiaries, indefinitely invested outside the United States. Our cash and cash equivalent balances are held at highly rated financial institutions. Should we repatriate our cash and cash equivalent balances held outside the U.S., we would have to record a tax liability for the incremental tax consequences and a charge to the income tax provision in the period any such repatriation were to occur.

Inventories at March 31, 2013 were $166.5 million, a decrease of $17.0 million or 9% over the March 31, 2012 balance of $183.5 million. The decrease in inventories was due to improved inventory management.

Accounts receivable at March 31, 2013 were $293.5 million, an increase of $25.6 million or 10% over the March 31, 2012 accounts receivable balance of $267.9 million. Accounts receivable days outstanding of 67 days at March 31, 2013 was consistent with the 67 days at March 31, 2012. Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2013 was 3.6% compared to 2.5% at June 30, 2012. We have not experienced any significant decline in the credit quality of our customers and collections remain broadly consistent with our past experience.

During the nine months ended March 31, 2013, we generated cash of $278.9 million from operations. This was lower than the cash generated from operations for the nine months ended March 31, 2012 of $286.2 million and was primarily the result of the timing of tax installment payments in the current fiscal nine months. Movements in foreign currency exchange rates during the nine months ended March 31, 2013 had the effect of increasing our cash and cash equivalents by $13.2 million, as reported in U.S. dollars. During the nine months ended March 31, 2013 and 2012, we repurchased 2.8 million and 10.8 million shares at a cost of $115.3 million and $302.2 million, respectively. During the nine months ended March 31, 2013, we also paid dividends totaling $72.9 million.

Capital expenditures for the nine months ended March 31, 2013 and 2012 amounted to $47.6 million and $35.1 million, respectively. The capital expenditures for the nine months ended March 31, 2013 primarily

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

reflected investment in computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. At March 31, 2013, our balance sheet reflects net property, plant and equipment of $444.5 million compared to $434.4 million at June 30, 2012.

At March 31, 2013, no capital lease obligations exist. Details of contractual obligations at March 31, 2013 are as follows:

		Payments Due by Period
In $000’s	Total	2014	2015	2016	2017	2018	Thereafter
Long Term Debt	$340,818	$340,052	$—	$—	$—	$—	$766
Interest on Long Term Debt	7,104	6,837	37	37	37	37	119
Operating Leases	39,651	14,869	12,536	7,141	3,402	948	755
Purchase Obligations	86,424	86,068	178	178	—	—	—

Total	$473,997	$447,826	$12,751	$7,356	$3,439	$985	$1,640

Details of other commercial commitments as at March 31, 2013 are as follows:

		Amount of Commitment Expiration Per Period
In $000’s	Total	2014	2015	2016	2017	2018	Thereafter
Guarantees*	$17,095	$3,794	$1,149	$671	$1,819	$2,488	$7,174
Other	521	417	104	—	—	—	—

Total	$17,616	$4,211	$1,253	$671	$1,819	$2,488	$7,174

*	The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold under these arrangements, for the nine months ended March 31, 2013 and 2012, amounted to $1.0 million and $7.1 million, respectively. The maximum potential amount of contingent liability under these arrangements at March 31, 2013 and June 30, 2012 was $0.5 million, and $2.1 million, respectively. The recourse liability recognized by us at March 31, 2013 and June 30, 2012, in relation to these arrangements was $0.2 million and $0.6 million, respectively.

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

Credit Facility, Continued

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

On January 25, 2012, we entered into a first amendment to the credit agreement. The amendment increases, from $300 million to $400 million, the maximum principal amount that can be borrowed on a revolving basis under the credit agreement, subject to customary conditions

At March 31, 2013, we were in compliance with our debt covenants and there was $340.0 million outstanding under the credit agreement. As the credit facility terminates on February 10, 2014, we have commenced negotiations to arrange a new financing facility. We expect that the new facility will be in place prior to the expiration date of the existing facility.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Acquisition of Business

On July 20, 2012, we acquired 100% of the outstanding shares of Umbian Inc., an innovative data services technology provider, based in Nova Scotia, Canada. Umbian offers a comprehensive patient compliance management solution, which monitors CPAP devices and provides a suite of interactive follow-up services for healthcare providers. The initial purchase price was $5.6 million with an additional potential earn-out payment of up to $35.4 million based on the achievement of certain performance milestones following the acquisition, of which we have recognized a liability of $12.2 million. The acquisition has been accounted for as a business combination using purchase accounting and is included in our consolidated financial statements from July 20, 2012. The acquisition is not considered a material business combination and was funded through cash on-hand. We have not incurred any material acquisition related costs.

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

During the nine months ended March 31, 2013, we repurchased 2.8 million shares at a cost of $115.3 million. At March 31, 2013, we have repurchased a total of 30.5 million shares at a cost of $1.0 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2013, 6.1 million additional shares can be repurchased under the approved share repurchase program.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of March 31, 2013 (in thousands):

	Australian	U.S.		British	Canadian	Swedish	Malaysian
	Dollar	Dollar	Euro	Pound	Dollar	Kroner	Ringgit
	(AUD)	(USD)	(EUR)	(GBP)	(CAD)	(SEK)	(MYR)
AUD Functional:
Assets	—	165,963	64,167	—	—	—	5,203
Liability	—	(165,846)	(68,851)	(173)	—	—	(3,881)

Net Total	—	117	(4,684)	(173)	—	—	1,322

USD Functional:
Assets	—	—	—	—	9,704	—	—
Liability	—	—	(50)	—	(8,352)	—	—

Net Total	—	—	(50)	—	1,352	—	—

EURO Functional:
Assets	48	360	—	1,258	—	1,401	—
Liability	(4)	(689)	—	(21)	—	—	—

Net Total	44	(329)	—	1,237	—	1,401	—

GBP Functional:
Assets	—	—	11,881	—	—	—	—
Liability	—	(45)	(10,106)	—	—	—	—

Net Total	—	(45)	1,775	—	—	—	—

SGD Functional :
Assets	5,693	63,662	66,043	—	—	—	42
Liability	(2,899)	(65,884)	(66,734)	—	—	—	—

Net Total	2,794	(2,222)	(691)	—	—	—	42

INR Functional :
Assets	—	109	—	—	—	—	—
Liability	—	(1,904)	(346)	—	—	—	—

Net Total	—	(1,795)	(346)	—	—	—	—

MYR Functional:
Assets	—	5,589	61	—	—	—	—
Liability	(57)	(2,790)	—	—	—	—	—

Net Total	(57)	2,799	61	—	—	—	—

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at March 31, 2013. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	FY 2013	FY 2014	FY 2015	Total	March 31, 2013	June 30, 2012
Receive AUD/Pay USD
Contract amount	140,000	30,000	—	170,000	1,405	4,171
Ave. contractual exchange rate	AUD 1 = USD 1.0371	AUD 1 = USD 1.0663		AUD 1 = USD 1.0421
Receive AUD/Pay Euro
Contract amount	87,000	109,000	70,000	266,000	10,361	10,592
Ave. contractual exchange rate	AUD 1 = Euro 0.7614	AUD 1 = Euro 0.7978	AUD 1 = Euro 0.8199	AUD 1 = Euro 0. 7911
Receive SGD/Pay Euro
Contract amount	45,000	—	—	45,000	1,040	(145)
Ave. contractual exchange rate	SGD 1 = Euro 0. 6149			SGD 1 = Euro 0. 6149
Receive AUD/Pay SGD
Contract amount	5,000	—	—	5,000	141	16
Ave. contractual exchange rate	SGD 1 = AUD 0.8019			SGD 1 = AUD 0.8019
Receive USD/Pay SGD
Contract amount	30,000	—	—	30,000	(145)	—
Ave. contractual exchange rate	SGD 1 = USD 0.8019			SGD 1 = USD 0.8019
Receive AUD/Pay MYR
Contract amount	4,000	—	—	4,000	(32)	—
Ave. contractual exchange rate	AUD 1 = MYR 3.2455			AUD 1 = MYR 3.2455
Receive CHF/Pay AUD
Contract amount	—	—	—	—	—	(3)
Ave. contractual exchange rate
Receive USD/Pay CAD
Contract amount	8,000	—	—	8,000	133	—
Ave. contractual exchange rate	CAD 1 = USD 1.0018			CAD 1 = USD 1.0018

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At March 31, 2013, we held cash and cash equivalents of $1.0 billion principally comprised of bank term deposits and at call accounts and are invested at both short-term fixed interest rates and variable interest rates. At March 31, 2013, we had total long-term debt, including the current portion of those obligations, of $340.8 million of which, $340.1 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the three and nine months ended March 31, 2013, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 13, “Contingencies and Legal Actions,” to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2012, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At March 31, 2013, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2012, except for the following:

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

In the United States, we sell our products primarily to home healthcare dealers, hospitals and to sleep clinics. Reductions in reimbursement to our customers by third-party payers, if they occur, may have a material impact on our customers and, therefore, may indirectly affect our sales to, or the collectability of receivables we have from, those customers. A recent development affecting reimbursement negatively stems from the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, which instructed the Centers for Medicare & Medicaid Services, or CMS, the agency responsible for administering the Medicare program, to establish and implement programs under which our customers who provide home healthcare services must compete to offer products in designated competitive bidding areas, or CBAs. CMS recently rolled out the competitive bidding program in 9 CBAs and included home medical equipment such as oxygen and oxygen equipment, CPAP and respiratory assist devices, and related supplies and accessories. On July 2, 2010, CMS announced the single payment amount – the amount paid to successful bidders –for the first round of the competitive bidding and began offering contracts to qualifying home health companies, effective January 1, 2011. The average reduction from current Medicare payment rates in this first round of competitive bidding was approximately 32% overall and 34% for CPAP and respiratory devices and became effective January 1, 2011. On January 30, 2013,

PART II – OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 1A	Risk Factors, Continued

CMS announced the single payment amounts for the second round, which cover a total of 91 CBAs. For CPAP and respiratory devices, the average reduction from current Medicare payment rates in the second round was approximately 47% on a weighted average basis, effective July 1, 2013. By 2016, the competitive bidding process must either be nationalized or CMS must reduce Medicare prices in non-competitive bidding areas to match competitive bidding prices. We cannot predict at this time what impact, if any, these changes to the competitive bidding program will have on our business and financial condition.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the nine months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)
July 2012	0	$0	27,731,749	8,843,432
August 2012	215,863	37.50	27,947,612	8,627,569
September 2012	0	0	27,947,612	8,627,569
October 2012	100,000	40.01	28,047,612	8,527,569
November 2012	841,530	39.90	28,889,142	7,686,039
December 2012	58,470	40.71	28,947,612	7,627,569
January 2013	52,500	43.91	29,000,112	7,575,069
February 2013	924,328	43.68	29,924,440	6,650,741
March 2013	561,977	43.79	30,486,417	6,088,764
Total	2,754,668	$41.87	30,486,417	6,088,764

(1)	On August 24, 2011, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. The program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program. Since the inception of the share buyback programs, we have repurchased 30.5 million shares at a total cost of $1.0 billion.

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

None

Item 5	Other Information

None

PART II – OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (1)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc. (2)

10.1	Amendment to the ResMed Inc. 2009 Employee Stock Purchase Plan. (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101	The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 1, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed on September 17, 2012.
(3)	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed October 4, 2012.
(4)	Filed herewith.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2013

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)