Form 10-K
period 2013-06-30
RESMED INC
filed 2013-08-13
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Large accelerated filer [ x ]    Accelerated filer [   ]    Non-accelerated filer [   ]    Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was $5,886,280,490. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.

At August 5, 2013, registrant had 142,054,277 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 32,026,013 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s 2013 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

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

We employ approximately 3,900 people and sell our products in approximately 100 countries through a combination of wholly owned subsidiaries and independent distributors.

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

Our Australian subsidiary, ResMed Holdings Limited, was originally organized in 1989 by Dr. Peter Farrell to acquire from Baxter Center for Medical Research Pty Limited, or Baxter, the rights to certain technology relating to CPAP treatment as well as Baxter’s existing CPAP device business. Baxter acquired the rights to the technology in 1987, and sold CPAP devices in Australia from 1988 until our acquisition of the business.

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

A 2013 epidemiology study estimated that 26% of adults age 30-70 have some form of obstructive sleep apnea. In the United States alone, this represents approximately 46 million people. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 20% of those with OSA have been diagnosed or treated. Many healthcare professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, snoring, hypertension and irritability are characteristic of OSA.

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

Continue Product Development and Innovation.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to treat SDB more effectively, increase patient comfort and encourage compliance with prescribed therapy. For example, in 2011, we introduced the S9 bilevel range of flow generators, the Quattro FX full face mask, the Swift FX for Her nasal pillow mask, the Mirage FX nasal mask, the Mirage FX for Her nasal mask and the Stellar ventilation device. In 2012, we introduced Swift™ FX Bella mask, Pixi™ pediatric mask, Quattro FX for Her and the EasyCare compliance management solution. In 2013, we introduced new products across both our mask and flow generator categories, including the VPAP COPD, Quattro Air, Swift FX Bella, Swift FX Nano and ResMed’s SleepSeeker. We believe that continued product development and innovation are key factors to our ongoing success. Approximately 15% of our employees are devoted to research and development activities. In fiscal year 2013, we invested $120.1 million, or approximately 8% of our net revenues, in research and development.

Expand Geographic Presence.    We market our products in approximately 100 countries to sleep clinics, home healthcare dealers and third-party payers. We intend to increase our sales and marketing efforts in our principal markets, as well as expand the depth of our presence in other geographic regions.

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

With the acquisition of ResMed Paris SAS, previously Saime SA, in May 2005, we increased our presence in the European homecare ventilation market. The VS and Elisée range of products are sophisticated, yet easy to use for physicians, clinicians and patients. We believe these devices complement our VPAP Adapt SV and Autoset CS2 for patients who need ventilatory assistance. During fiscal year 2011, we also launched the Stellar 100 and 150 ventilation devices, which provide both invasive and non-invasive ventilation applications for adult and pediatric patients.

Flow generators in total accounted for approximately 54%, 54% and 56% of our net revenues in fiscal years 2013, 2012 and 2011, respectively.

The tables below provide a selection of products, as known by our trademarks, which have been released during the last five years.

CONTINUOUS POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S8 Escape (Lightweight) II (ROW, ex Japan)	A small CPAP device with enhanced feature set to the original S8 Escape (Lightweight), with further improved patient therapy comfort. The device has an optional integrated humidifier.	September 2008

S9 Elite	Premium level CPAP device in ResMed’s sleek, compact S9 Series. Features Enhanced Easy-Breathe motor, Expiratory Pressure Relief (EPR) and detailed data options. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	February 2010

S9 Escape	As the Standard CPAP model of the S9 Series, the S9 Escape features Expiratory Pressure Relief (EPR) and other innovative features including Climate Control and the enhanced Easy-Breathe motor. The device also has an optional integrated humidifier (H5i).	September 2010

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

VPAP III STA with QuickNav	An upgraded Bi-level device with alarm history, instant efficacy data and a large screen.	July 2008

VPAP S / VPAP IV	Bi-level device that provides S and CPAP modes with the pressure up to 25 cmH2O in a compact and convenient S8 design.	September 2008

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

VPAP IV ST#	Small compact Bi-level ST device in an S8 box with VAuto for Europe.	September 2008

S8 Auto 25	Bi-level device that provides the Easy-Breathe wave on the AutoSet algorithm and the pressure up to 25cm H2O in a compact and convenient S8 design.	October 2008

VPAP Tx Lab System	VPAP Tx therapy device features all ResMed’s sleep therapy modes. Tx Link connection module relays signals from the device to PSG equipment. The system is controlled through the user-friendly EasyCare Tx titration software.	March 2010

S9 VPAP S	Bilevel pressure support therapy device in ResMed’s sleek, compact S9 Series. Designed for comfort and compliance with the Easy-Breath waveform in S-mode* and pressures up to 25 cmH2O. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube. *Americas only	March 2011

S9 VPAP ST	Bilevel pressure support therapy device with pressures up to 25 cmH2O designed for comfort, effective therapy with the assurance of back up rate up to 50 bpm. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2011

S9 VPAP Auto	Premium auto-adjusting device with the unique VAuto mode and Easy-Breathe technology designed for patients requiring both higher pressures and pressure relief. VAuto mode features enhanced AutoSet technology with central sleep apnea (CSA) detection. The device may be used with an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube	March 2011

S9 VPAP Adapt	Adaptive Servo-Ventilator specifically designed to provide a rapid response to periodic breathing for the treatment of central and/or mixed apneas, providing ventilatory support when it is needed packaged in ResMed’s sleek, compact S9 Series. The device also offers an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2011

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 AutoSet CS#	Adaptive Servo-Ventilator specifically designed to provide a rapid response to Cheyne-Stokes breathing and periodic breathing associated with Heart Failure for the treatment of central and/or mixed apneas, providing ventilatory support when it is needed. Packaged in ResMed’s sleek, compact S9 Series. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2011

S9 Auto 25#	Premium auto-adjusting device with the unique VAuto mode and Easy-Breathe technology designed for patients requiring both higher pressures and pressure relief. VAuto mode features enhanced AutoSet technology with central sleep apnea (CSA) detection. The device may be used with an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube	March 2011

S9 VPAP COPD	Bilevel pressure support up to pressure 30cmH2O with both fixed and adjustable alarms. This device has been specifically designed for COPD.	April 2013

# Sold outside United States only

AUTOMATIC POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 AutoSet	Premium APAP device packaged in ResMed’s sleek, compact S9 Series. Features Enhanced AutoSet (with Central Sleep Apnea Detection), Enhanced Easy-Breathe motor, expiratory pressure relief (EPR) and detailed data options. The device also has, an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	February 2010

S9 Escape Auto	The S9 Escape Auto is the Standard APAP device packaged in ResMed’s sleek, compact S9 Series. It features an intelligent algorithm with Easy-Breathe expiratory pressure relief (EPR) and delivers whisper-quiet therapy in a smooth waveform. The device also offers an optional integrated humidifier (H5i), Climate Control with the ClimateLine heated tube and the small, lightweight SlimLine tube.	September 2010

VENTILATION PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Elisée 150*#	New software launch V2.50 incorporating CPAP mode and additional flexibility in settings. For example presetting 2 programs in both invasive and non-invasive.	November 2008

VS III *#	Pressure support and volume ventilator for invasive and non-invasive purposes so it can be used from the hospital to the home. Launched in France and Germany.	December 2008

Stellar 100 and 150 #	Pressure support and volume ventilator for invasive and non-invasive purposes so it can be used from the hospital to the home.	March 2011

* Not cleared for marketing in the United States

# Sold outside United States only

Masks, Accessories, Motors and Diagnostic Products

Masks, accessories, motors and diagnostic products together accounted for approximately 46%, 46% and 44% of our net revenues in fiscal years 2013, 2012 and 2011, respectively.

Mask Systems and Diagnostic Products

Mask systems are one of the most important elements of SDB treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight.

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Activa LT	Nasal mask including Active Cell Technology in a lightweight version to help mitigate leak and optimize patient comfort	October 2008

Swift LT for Her	Nasal mask offering pillows systems with female specific design features	November 2008

Swift FX	Fourth generation nasal pillows system offering a fully flexible design for comfort and performance	September 2009

Mirage SoftGel	Nasal mask offering a gel cushion, interchangeable with the Activa LT system to improve choice and comfort	October 2009

Quattro FX	Full Face mask offering unobtrusive fit	September 2010

Swift FX for Her	Fourth generation nasal pillows system offering a fully flexible design for comfort and performance with female specific design features	September 2010

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Mirage FX	Nasal mask offering auto adjusting forehead support and SoftEdge headgear	October 2010

Mirage FX for Her	Nasal mask offering auto adjusting forehead support and SoftEdge headgear with female specific design features	April 2011

Pixi Pediatric Mask	A pediatric mask designed for children 2 years and older	September 2011

Quattro FX for Her	Full face mask offering unobtrusive fit with female specific design features	October 2011

Swift FX Bella	Fourth generation nasal pillows system with an alternative headgear design	January 2012

Quattro Air	Next Generation lightweight Full Face Mask with improved comfort	June 2013

Swift FX Nano	A compact nasal mask designed to deliver an excellent user experience, without compromising on fit, comfort and ease of use.	June 2013

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

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 Embletta Adapter	The S9 Embletta Adapter provides a connection between an S9 device and an Embletta Portable Diagnostic System	November 2010

ResScan v3.14	An easy and flexible patient monitoring system providing therapy insights. This version included support for S9 bilevel and cross-patient first 30 days compliance reporting.	April 2011

ResTraxx v17.1	ResMed’s web-based compliance monitoring system which introduced several new features to ResTraxx Online reports and enhanced support for S9 VPAP devices.	April 2011

ResTraxx v 18.3	ResMed’s web-based compliance monitoring system introducing EasyCare Card – online compliance reporting direct from device SD card to ResTraxx Online	November 2011

ResScan V3.16	ResMed’s easy and flexible patient monitoring system providing therapy insights and supporting VS and Elise ventilation products (Europe)	November 2011

EasyCare 1.0	ResMed’s new compliance management solution offers both wireless and card-to-cloud functionality, providing access to patient data anywhere with an internet connection. Intuitive user interface, easy to understand reports and automated compliance notification.	April 2012

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

In fiscal years 2013, 2012 and 2011 we invested $120.1 million, $109.7 million and $92.0 million, respectively, on research and development.

Sales and Marketing

We currently market our products in approximately 100 countries through a network of distributors and our direct sales force. We attempt to tailor our marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies. See Note 15 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8) for financial information about our geographic areas.

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

Sales in North and Latin America accounted for 56%, 55% and 53% of our net revenues for fiscal years 2013, 2012 and 2011, respectively.

Europe.    We market our products in most major European countries. We have wholly-owned subsidiaries in Austria, Finland, France, Germany, Norway, Netherlands, Sweden, Switzerland, the United Kingdom and Ireland. We use independent distributors to sell our products in other areas of Europe. Distributors are selected in each country based on their knowledge of respiratory medicine and a commitment to SDB therapy. In each country in which we sell our products direct, a local senior manager is responsible for direct national sales. In many countries in Europe, we sell our products to home healthcare dealers who then sell the products to the patients. In Germany, we also operate a home healthcare company, in which we provide products and services directly to patients, and receive reimbursement directly from third-party payers.

Sales in Europe accounted for 33%, 35% and 37% of our total net revenues for fiscal years 2013, 2012 and 2011, respectively.

Asia Pacific.    We have wholly-owned subsidiaries in Australia, Hong Kong, Japan, New Zealand, China and India. We use a combination of our direct sales force and independent distributors to sell our products in Asia Pacific. Sales in Asia Pacific accounted for 11%, 10% and 10% of our total net revenues for the fiscal years 2013, 2012 and 2011, respectively.

Other Marketing Efforts.    We continue to pursue suitable opportunities with professional and healthcare associations to raise awareness of the importance of SDB in cardiology patients, including coronary artery disease, congestive heart failure, hypertension and stroke. Clinical research over the past decade has demonstrated a high prevalence of OSA in cardiology patients and has suggested that it may increase the risk of developing cardiovascular disease and heart failure. In September 2008, the European Society of Cardiologists published guidelines for the treatment of acute and chronic heart failure. The guidelines noted that patients with symptomatic heart failure frequently have sleep-related disorders (central or obstructive sleep apnea) and recommended treatment with Continuous Positive Airway Pressure, or CPAP, for patients diagnosed with obstructive sleep apnea. In 2013, the American College of Cardiology Foundation and the American Heart Association issued guidelines for the management of heart failure. Those guidelines recognized that CPAP can be beneficial to improve functional status in patients with heart failure and sleep apnea. We are conducting several clinical studies investigating the role of OSA in cardiology diseases and are engaged with professional bodies to increase awareness of OSA amongst cardiologists.

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

In April 2010, the National Institutes of Health released a clinical study reporting that obstructive sleep apnea is associated with an increased risk of stroke in middle-aged and older adults, especially men. In a recently released study in Circulation, it was reported that obstructive sleep apnea is associated with an increased risk of incident heart failure in a general community of middle-aged and older men. Specifically, men ages 40 to 70 with an apnea-hypopnea index, or AHI, of equal to or greater than 30 were 68% more likely to develop coronary heart disease than those with AHI of less than 5.

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

Our principal manufacturing facility is located in Sydney, Australia and comprises a 155,000 square foot manufacturing facility. We have a 174,000 square foot assembly and distribution facility in South Carolina; the plant specializes in regional customization of our flow generators. We have a 95,000 square foot manufacturing facility in Singapore to complement the Sydney manufacturing site. The plant assembles masks, flow generators and electric motors. We have a 46,000 square foot manufacturing facility in Malaysia. The plant specializes in the manufacture of headgear material for our masks and accessories. We have a 43,000 square foot manufacturing facility in Paris, France. The facility is primarily responsible for the assembly of mechanical ventilators and associated accessories. We have a 43,000 square foot manufacturing facility in Freudenstadt, Germany; the plant specializes in the manufacture of medical humidification products. We also manufacture high-quality electric motors for our flow generator devices at a 72,000 square foot manufacturing facility in Chatsworth, California.

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

Third-Party Coverage and Reimbursement

The cost of medical care in many of the countries in which we operate is funded in substantial part by government and private insurance programs. In Germany, we receive payments directly from these payers. Outside Germany, although we do not generally receive payments for our products directly from these payers, our success in major markets is dependent upon the ability of patients to obtain coverage and adequate reimbursement from third-party payers for our products.

In the United States, our products are purchased primarily by home healthcare dealers, hospitals or sleep clinics, which then invoice third-party payers directly for reimbursement. Domestic third-party payers include Medicare, Medicaid and corporate health insurance plans. These payers may deny coverage and reimbursement if they determine that a device is not used in accordance with certain covered treatment methods, or is experimental, unnecessary or inappropriate. The long-term trend towards cost-containment, through managed healthcare, or other legislative proposals to reform healthcare, could control or significantly influence the purchase of healthcare services and products and could result in lower prices for our products. In some foreign markets, such as France, Germany and Japan, government reimbursement is currently available for purchase or rental of our products, subject to constraints such as price controls or unit sales limitations. In Australia and in some other foreign markets, there is currently limited or no reimbursement for devices that treat OSA.

The past decade of legislative reform in the United States, including the 2010 Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act

(collectively, the PPACA), Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), Deficit Reduction Act of 2005 (DRA), and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), has significantly impacted reimbursement for products that we provide. The longer term impact, though not entirely predictable, continues to bring significant changes to the third-party payer landscape.

Beginning in 2005, the MMA reduced payment amounts for five categories of HME, froze payment amounts for certain covered home medical equipment (HME) items through 2007, established a Medicare competitive acquisition program for HME and implemented quality standards and accreditation requirements for HME suppliers. The DRA capped the Medicare rental period for certain capped rental items, including CPAP devices, at 13 months of continuous use, after which time title of the equipment would transfer automatically to the beneficiary. MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 Medicare fee schedule payment amounts for HME by 9.5% for product categories included in competitive bidding. Because the annual update factor for 2010 was 0.0%, the 2009 fee schedule payment rates remained effective for 2010. For 2011, the fee schedule amounts were reduced by 0.1%, and for 2012, the fee schedule amounts were increased by 2.4% and for 2013, the fee schedule amounts were increased by 0.8%.

Effective January 1, 2011, the Centers for Medicare & Medicaid Services, or CMS, implemented the first round of competitive bidding program in 9 competitive bidding areas, or CBAs and included home medical equipment such as oxygen and oxygen equipment, CPAP and respiratory assist devices, and related supplies and accessories. The average reduction from current Medicare payment rates in this first round of competitive bidding was approximately 32% overall and 34% for CPAP and respiratory devices. On January 30, 2013, CMS announced the single payment amounts for the second round, which cover a total of 91 CBAs. For CPAP and respiratory devices, the average reduction from current Medicare payment rates in the second round was approximately 47% on a weighted average basis, effective July 1, 2013.

The PPACA, which was passed both to expand the number of individuals with healthcare coverage and to develop additional revenue sources, includes, among other things, a deductible excise tax equal to 2.3% of the price for which medical devices are sold in the United States on any entity that manufactures or imports medical devices, with limited exceptions, beginning in 2013. This excise tax is applicable to our products that are primarily used in hospitals and sleep labs, which includes the ApneaLink, VPAP Tx, certain Respiratory Care and dental sleep products. The PPACA also provides for a number of Medicare regulatory requirements, including new face-to-face encounter requirements for durable medical equipment and home health services; and a requirement that by 2016, the competitive bidding process must be rolled-out nationally or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

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

We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than us. In the United States, our principal market, the primary competitors for our products are: Philips BV; DeVilbiss Healthcare,; and Fisher & Paykel Healthcare Corporation Limited. Our principal international competitors are also Philips BV, DeVilbiss, and Fisher & Paykel Healthcare, plus Apex Medical Corporation, BMC Medical Co. Ltd., as well as regional manufacturers. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the healthcare industry. In addition, some of our competitors, such as Weinmann Geräte für Medizin GmbH + Co. KG, are affiliates of customers of ours, which may make it difficult to compete with them. Finally, our products compete with surgical procedures and dental appliances designed to treat OSA and other SDB-related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

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

Through our subsidiaries ResMed Limited, ResMed R&D Germany GmbH, ResMed Motor Technologies Inc., ResMed Sensor Technologies Limited, ResMed SAS, and ResMed Paris SAS, as of the date of this annual report, we own or have licensed rights to approximately 743 issued United States patents (including approximately 342 design patents) and approximately 1,199 issued foreign patents. In addition, there are approximately 449 pending United States patent applications (including approximately 54 design patent applications), approximately 844 pending foreign patent applications, approximately 1,172 registered foreign designs and 1 pending foreign design. Some of these patents, patent applications and designs relate to significant aspects and features of our products.

Of our patents, 124 United States patents and 185 foreign patents are due to expire in the next five years. There are 19 foreign patents due to expire in 2014, 36 in 2015, 5 in 2016, 28 in 2017, and 97 in 2018. There are 7 United States patents due to expire in 2014, 21 United States patents in 2015, 7 United States patents in 2016, 28 United States patents in 2017, and 61 United States patents in 2018. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

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

Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. Approval for sale of our medical devices in Europe is through the CE mark process. Where appropriate, our products are CE marked to the European Union’s Medical Device Directive. Under the CE marketing scheme, our products are classified as either Class I or Class II. Our devices are listed in Australia with the Therapeutic Goods Administration, and in Canada with Health Canada.

Employees

As of June 30, 2013, we had approximately 3,900 employees or full-time consultants, of which approximately 1,500 persons were employed in warehousing and manufacturing, 600 in research and development and 1,800 in sales, marketing and administration. Of our employees and consultants, approximately, 1,250 were located in Australia, 800 in North and Latin America, 1,300 in Europe and 550 in Asia.

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

Additionally, some of our competitors have greater financial, research and development, manufacturing and marketing resources than we do. The past several years have seen a trend towards consolidation in the healthcare industry and in the markets for our products. Industry consolidation could result in greater competition if our competitors combine their resources, if our competitors are acquired by other companies with greater resources than ours, or if our competitors become affiliated with customers of ours. This competition could increase pressure on us to reduce the selling prices of our products or could cause us to increase our spending on research and development and sales and marketing. If we are unable to develop innovative new products, maintain competitive pricing, and offer products that consumers perceive to be as good as those of our competitors, our sales or gross margins could decrease which would harm our business.

Our business depends on our ability to market effectively to dealers of home healthcare products and sleep clinics.    We market our products primarily to home healthcare dealers and to sleep clinics that diagnose OSA and other sleep disorders, as well as to non-sleep specialist physician practices that diagnose and treat sleep disorders. We believe that these groups play a significant role in determining which brand of product a patient will use. The success of our business depends on our ability to market effectively to these groups to ensure that our products are properly marketed and sold by these third-parties.

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

We are subject to various risks relating to international activities that could affect our overall profitability.    We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets. Sales outside North and Latin America accounted for approximately 44% and 46% of our net revenues in the years ended June 30, 2013 and 2012, respectively. We expect that sales within these areas will account for approximately 45% of our net revenues in the foreseeable future. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:

•	fluctuations in currency exchange rates;

•	tariffs and other trade barriers;

•	compliance with foreign medical device manufacturing regulations;

•	difficulty in enforcing agreements and collecting receivables through foreign legal systems;

•	reduction in third-party payer reimbursement for our products;

•	inability to obtain import licenses;

•	changes in trade policies and in U.S. and foreign tax policies;

•	possible changes in export or import restrictions; and

•	the modification or introduction of other governmental policies with potentially adverse effects.

Any of the above factors may have a material adverse effect on our ability to increase or maintain our non-U.S sales.

Government and private insurance plans may not adequately reimburse our customers for our products, which could result in reductions in sales or selling prices for our products.    Our ability to sell our products depends in large part on the extent to which coverage and reimbursement for our products will be available from government health administration authorities, private health insurers and other organizations. These third-party payers are increasingly challenging the prices charged for medical products and services and can, without notice, deny coverage for treatments that may include the use of our products. Therefore, even if a product is approved for marketing, we cannot make assurances that coverage and reimbursement will be available for the product, that the reimbursement amount will be adequate or that the reimbursement amount, even if initially adequate, will not be subsequently reduced. For example, in some markets, such as Spain, France and Germany, government coverage and reimbursement are currently available for the purchase or rental of our products but are subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia, there is currently limited or no reimbursement for devices that treat SDB conditions. As we continue to develop new products, those products will generally not qualify for coverage and reimbursement until they are approved for marketing, if at all.

In the United States, we sell our products primarily to home healthcare dealers, hospitals and to sleep clinics. Reductions in reimbursement to our customers by third-party payers, if they occur, may have a material impact on our customers and, therefore, may indirectly affect our sales to, or the collectability of receivables we have from, those customers. A recent development affecting reimbursement negatively stems from the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, which instructed the Centers for Medicare & Medicaid Services, or CMS, the agency responsible for administering the Medicare program, to establish and implement programs under which our customers who provide home healthcare services must compete to offer products in designated competitive bidding areas, or CBAs. CMS recently rolled out the competitive bidding program in 9 CBAs and included home medical equipment such as oxygen and oxygen equipment, CPAP and respiratory assist devices, and related supplies and accessories. On July 2, 2010, CMS announced the single payment amount – the amount paid to successful bidders –for the first round of the competitive bidding and began offering contracts to qualifying home health companies, effective January 1, 2011. The average reduction from current Medicare payment rates in this first round of competitive bidding was approximately 32% overall and 34% for CPAP and respiratory devices and became effective January 1, 2011. On January 30, 2013, CMS announced the single payment amounts for the second round, which cover a total of 91 CBAs. For CPAP and respiratory devices, the average reduction from current Medicare payment rates in the second round was approximately 47% on a weighted average basis, effective July 1, 2013. By 2016, the competitive bidding process must either be rolled-out nationally or CMS must reduce Medicare prices in non-competitive bidding areas to match competitive bidding prices. We cannot predict at this time the full impact these changes and the developments in the competitive bidding program will have on our business and financial condition.

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

The PPACA also contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, entities that manufacture, produce or import medical devices were required to pay an excise tax in an amount equal to 2.3% of the price for which such devices are sold in the United States. This excise tax is applicable to our products that are primarily used in hospitals and sleep labs, which includes the ApneaLink, VPAP Tx, certain Respiratory Care and dental sleep products. The PPACA also includes, among other things, the expansion of the second round two of competitive bidding to a total of 91 CBAs, and, as mentioned above, by 2016, the process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices. Other PPACA provisions include demonstrations to develop organizations that are paid under a new payment methodology for voluntary coordination of care by groups of providers, such as physicians and hospitals, and the establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. The increased funding and focus on comparative clinical effectiveness research, which compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products, may result in lower reimbursements by payers for our products and decreased profits to us.

Other federal legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers, including home healthcare companies, of up to 2% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control

Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Beginning in 2013, the PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. As of August 1, 2013, manufacturers are required to collect data, and they will be required to submit their first data reports to CMS by March 31, 2014 and by the 90th day of each calendar year thereafter.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of compliance programs and/or the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company many run afoul of one or more of the requirements. The scope and enforcement of these laws are uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal or state regulatory authorities might challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our business, results of operations and financial condition.

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

Litigation may be necessary to enforce patents issued to us, to protect our proprietary rights, or to defend third-party claims that we have infringed upon proprietary rights of others. The defense and prosecution of patent claims, including these pending claims, as well as participation in other inter-party proceedings, can be expensive and time-consuming, even in those instances in which the outcome is favorable to us. If the outcome of any litigation or proceeding brought against us were adverse, we could be subject to significant liabilities to third-parties, could be required to obtain licenses from third-parties, could be forced to design around the patents at issue or could be required to cease sales of the affected products. A license may not be available at all or on commercially viable terms, and we may not be able to redesign our products to avoid infringement. Additionally, the laws regarding the enforceability of patents vary from country to country, and we cannot assure you that any patent issues we face will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.

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

You may not be able to enforce the judgments of U.S. courts against some of our assets or officers and directors.    A substantial portion of our assets are located outside the United States. Additionally, some of our directors and executive officers reside outside the United States, along with all or a substantial portion of their assets. As a result, it may not be possible for investors to enforce judgments of U.S. courts relating to any liabilities under U.S. securities laws against our assets, those persons or their assets. In addition, investors may not be able to pursue claims based on U.S. securities laws against these assets or these persons in Australian courts, where most of these assets and persons reside.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2013 that remain unresolved.

ITEM 2	PROPERTIES

We conduct our operations in both owned and leased properties. Our principal executive offices and U.S. sales facilities, consisting of approximately 230,000 square feet, are located on Spectrum Center Boulevard in San Diego, California, in a building we own. We have our research and development and office facilities and our principal manufacturing facility at our owned site in Norwest, Sydney, Australia. Sales and warehousing facilities are leased in South Carolina, U.S.A.; Abingdon, England; Munich, Bremen, Hochstadt, Germany; Lyon, Paris, France; Basel, Switzerland; Stockholm, Sweden; Helsinki, Finland; Oslo, Norway; New Delhi, India; Tokyo, Japan; Dublin, Ireland and Kowloon, Hong Kong.

We believe that our facilities are adequate to meet the needs of our current business operations. At June 30, 2013, our principal owned and leased properties were as follows:

Location	Ownership Status (Owned / Leased)	Square footage	Primary Usage
San Diego, California	Owned	230,000	Corporate headquarters, sales and administration
Norwest, Sydney, Australia	Owned	224,000	Principal manufacturing facility, engineering, research and development
Chatsworth, California	Leased	72,000	Motor manufacturing, engineering, research and development
Duncan, South Carolina	Leased	174,000	Manufacturing, warehouse and distribution
Moreno Valley, California	Leased	130,000	Warehouse and distribution
Singapore, Singapore	Leased	95,000	Manufacturing facility
Munich, Germany	Leased	119,000	Sales and distribution, research and development
Lyon, France	Leased	52,000	Sales and distribution
Paris, France	Leased	43,000	Manufacturing facility, field service
Freudenstadt, Germany	Owned	43,000	Manufacturing facility
Johor Bahru, Malaysia	Leased	46,000	Manufacturing facility

ITEM 3	LEGAL PROCEEDINGS

See Note 19 – Legal Actions and Contingencies to the consolidated financial statements for a summary of legal proceedings.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RMD”. The following table sets forth for the fiscal periods indicated the high and low closing prices for the common stock as reported by the NYSE.

	2013		2012
	High	Low	High	Low

Quarter One, Ended September 30	$40.47	$30.63	$33.17	$25.76
Quarter Two, Ended December 31	42.77	38.82	31.70	23.46
Quarter Three, Ended March 31	48.37	42.36	31.99	24.81
Quarter Four, Ended June 30	51.17	44.02	35.01	29.84

At August 5, 2013, there were 24 holders of record of our common stock, although many of these holders of record own shares as nominees on behalf of other beneficial owners. During fiscal years 2013 and 2012, we paid dividends totaling $97.2 million and Nil, respectively. On August 1, 2013, the directors declared an increased quarterly dividend from $0.17 per share to $0.25 per share, which has a record date of August 20, 2013 and will be payable on September 17, 2013. We pay the dividend in U.S. currency to holders of our common stock trading on the NYSE. Holders of CDIs trading on the ASX will receive an equivalent amount in Australian currency based on the exchange rate on August 20, 2013 and reflecting the 10:1 ratio between CDIs and NYSE shares. The ex-dividend rate date will be August 14, 2013 for CDI holders and August 16, 2013 for holders of our common stock. As a result of these differences, we have received a waiver from the ASX’s settlement operating rules, which will allow us to defer processing conversions between its common stock and CDI registers from August 14, 2013 through August 20, 2013, inclusive. We expect the dividend will continue to be unfranked for Australian tax purposes. We expect to fund our dividend commitments with our operating cash flows and existing loan facilities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this Report.

Purchases of Equity Securities

The following table summarizes purchases by us of our common stock during the fiscal year ending June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)
July 2012	0	$0	27,731,749	8,843,432
August 2012	215,863	37.50	27,947,612	8,627,569
September 2012	0	0	27,947,612	8,627,569
October 2012	100,000	40.01	28,047,612	8,527,569
November 2012	841,530	39.90	28,889,142	7,686,039
December 2012	58,470	40.71	28,947,612	7,627,569
January 2013	52,500	43.91	29,000,112	7,575,069
February 2013	924,328	43.68	29,924,440	6,650,741
March 2013	561,977	43.79	30,486,417	6,088,764
April 2013	226,470	44.33	30,712,887	5,862,294
May 2013	363,126	48.92	31,076,013	5,499,168
June 2013	950,000	47.24	32,026,013	4,549,168
Total	4,294,264	$43.78	32,026,013	4,549,168

(1) On August 24, 2011, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. The program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program. Since the inception of the share repurchase programs, we have repurchased 32.0 million shares at a total cost of $1.1 billion.

PERFORMANCE GRAPH

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholders return on our common stock from June 30, 2008 through June 30, 2013, with the comparable cumulative return of the S&P 500 index, the S&P 500 Health Care index, and the Dow Jones US Medical Devices index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2008. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2008, for the indicated periods.

Index	June 2008	June 2009	June 2010	June 2011	June 2012	June 2013

ResMed Inc	100	114	170	173	175	255
S&P 500	100	72	81	103	106	125
S&P 500 Health Care	100	86	92	116	124	155
Dow Jones US Medical Devices	100	78	95	119	117	140

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2013. The data set forth below should be read in conjunction with Item 7 of Part II of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 of Part II of this Report, “Consolidated Financial Statements and Supplementary Data”, and related Notes included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2013, 2012 and 2011 and the balance sheet data as of June 30, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations data for the years ended June 30, 2010 and 2009 and the balance sheet data as of June 30, 2011, 2010 and 2009 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

Consolidated Statement of Income Data	Years Ended June 30,
(In thousands, except per share data):	2013	2012	2011	2010	2009
Net revenues	$1,514,457	$1,368,515	$1,243,148	$1,092,357	$920,735
Cost of sales	573,800	547,780	501,822	436,874	366,933
Gross profit	940,657	820,735	741,326	655,483	553,802
Selling, general and administrative expenses	430,802	402,621	372,249	331,858	293,375
Research and development expenses	120,124	109,733	92,007	75,202	63,056
Education, research and settlement charge	24,765	-	-	-	-
Amortization of acquired intangible assets	10,142	13,974	10,146	8,041	7,060
Total operating expenses	585,833	526,328	474,402	415,101	363,491
Income from operations	354,824	294,407	266,924	240,382	190,311
Other income:
Interest income, net	32,486	29,080	26,043	14,029	10,205
Other, net	(2,191)	8,458	10,740	6,178	1,168
Total other income, net	30,295	37,538	36,783	20,207	11,373
Income before income taxes	385,119	331,945	303,707	260,589	201,684
Income taxes	(77,986)	(77,095)	(76,721)	(70,504)	(55,236)
Net income	$307,133	$254,850	$226,986	$190,085	$146,448
Basic earnings per share	$2.15	$1.75	$1.49	$1.26	$0.97
Diluted earnings per share	$2.10	$1.71	$1.44	$1.23	$0.95
Dividends per share	$0.68	$-	$-	$-	$-
Weighted average:
Basic shares outstanding	142,954	145,901	152,471	150,908	151,258
Diluted shares outstanding	146,410	149,316	157,195	155,098	154,226

Consolidated Balance Sheet Data	As of June 30,
(In thousands):	2013	2012	2011	2010	2009
Working capital	$874,800	$1,108,299	$1,083,612	$672,669	$584,184
Total assets	2,210,721	2,137,869	2,068,922	1,626,397	1,507,968
Long-term debt, less current maturities	769	250,783	100,000	-	94,191
Total stockholders’ equity	$1,610,516	$1,607,627	$1,730,737	$1,287,536	$1,115,192

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There are many studies being conducted that provide new evidence that treating SDB and OSA can improve health, quality of life and also mitigate the dangers of sleep apnea in occupational health and safety, especially in the transport industry. Evidence continues to mount supporting the role of SDB therapy for disease prevention, improvement of quality of life and healthcare cost reduction. The following three recent studies support the role of SDB therapy for disease prevention, improvement of quality of life and healthcare cost reduction:

•

In a ResMed-sponsored study published in Population Health Management involving 22,000 members on the Union Pacific Railroad health plan, findings suggest that a low-cost, patient-focused SDB education campaign can improve healthcare outcomes and reduce medical expenses. First, the study showed that members of the Union Pacific plan who had untreated SDB had higher medical expenses than employees without the disease and, second, it demonstrated that treatment of SDB with positive airway pressure (PAP) therapy reduced medical costs, in-patient costs and hospital admissions. After the campaign was initiated, the healthcare plan realized cost savings of $4.9 million over a two-year period.

•

A study published in the June 2012 issue of the American Journal of Managed Care demonstrated that newly diagnosed SDB patients who initiated PAP therapy had significantly lower hospitalization risk and lower all-cause healthcare costs compared to patients who did not use PAP.

•

In the July 2013 issue of the Journal of Cardiac Failure, a study showed that central sleep apnea and severe obstructive sleep apnea are independent risk factors for six-month cardiac hospital readmission.

We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2013, we invested approximately $120.1 million on research and development activities, which represents approximately 8% of net revenues. Since the development of CPAP, we have developed a number of innovative products for the treatment of SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. During fiscal year 2013, we released new products across both our mask and flow generator categories, including the VPAP COPD, Quattro Air, Swift FX Bella, Swift FX Nano and ResMed’s SleepSeeker. The release of these products as well as the release of the S9 bilevel range of flow generators, and Stellar 100 and 150 ventilation devices in fiscal 2011, have all contributed to the increase in our net revenues for fiscal year 2013.

We reported record financial results in fiscal year 2013, with an increase in net revenue to $1,514.5 million, an increase of 11% when compared to fiscal year 2012. Gross profit increased for the year ended June 30, 2013 to $940.7 million, from $820.7 million for the year ended June 30, 2012, an increase of $119.9 million or 15%. Our net income for the year ended June 30, 2013 was $307.1 million or $2.10 per diluted share compared to net income of $254.9 million or $1.71 per diluted share for the year ended June 30, 2012.

Total operating cash flow for fiscal year 2013 was $402.8 million and at June 30, 2013, our cash and cash equivalents totaled $876.0 million. Our total assets increased by 3% to $2.2 billion and our shareholders’ equity was $1.6 billion. During fiscal year 2013, we repurchased 4.3 million shares at a cost of $188.0 million under our share repurchase program, compared to 13.6 million shares at a cost of $391.2 million during fiscal year 2012. We initiated a quarterly dividend of $0.17 per share during fiscal 2013 with a total amount of $97.2 million paid to stockholders.

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

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

Net Revenues.    Net revenue increased for the year ended June 30, 2013 to $1,514.5 million from $1,368.5 million for the year ended June 30, 2012, an increase of $145.9 million or 11%. The increase in net revenue was attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar negatively impacted revenues by approximately $15.1 million for the year ended June 30, 2013. Excluding the impact of unfavorable foreign currency movements, sales for the year ended June 30, 2013 increased by 12% compared to the year ended June 30, 2012.

Net revenue in North and Latin America increased for the year ended June 30, 2013 to $851.6 million from $749.0 million for the year ended June 30, 2012, an increase of $102.6 million or 14%. We believe this increase primarily reflects growth in the overall SDB market and market share gains in the APAP and bilevel flow generator segments.

Net revenue in markets outside North and Latin America increased for the year ended June 30, 2013 to $662.8 million from $619.5 million for the year ended June 30, 2012, an increase of $43.4 million or 7%. Excluding the impact of unfavorable foreign currency movements, international sales for the year ended June 30, 2013 increased by 9%, compared to the year ended June 30, 2012. We believe this increase in sales outside North and Latin America predominantly reflects growth in the overall SDB market.

Net revenue from flow generators for the year ended June 30, 2013 totaled $823.5 million from $736.6 million for the year ended June 30, 2012, an increase of 12%, including increases of 18% in North and Latin America and 7% elsewhere. Net revenue from mask systems, motors and other accessories totaled $690.9 million, an increase of 9%, including increases of 11% in North and Latin America and 7% elsewhere, for the year ended June 30, 2013, compared to the year ended June 30, 2012. We believe these increases primarily reflect growth in the overall SDB market and market share gains in the APAP and bilevel flow generator segments.

The following table summarizes the percentage movements in our net revenue for the year ended June 30, 2013 compared to the year ended June 30, 2012:

	North and Latin America	International	Total	International (Constant Currency)*	Total (Constant Currency)*
Flow generators	18%	7%	12%	9%	13%
Masks and other accessories	11%	7%	9%	10%	10%
Total	14%	7%	11%	9%	12%

* Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit.    Gross profit increased for the year ended June 30, 2013 to $940.7 million from $820.7 million for the year ended June 30, 2012, an increase of $119.9 million or 15%. Gross profit as a percentage of net revenue was 62.1% for the year ended June 30, 2013, compared with the 60.0% for the year ended June 30, 2012. The improvement in gross margins was primarily due to cost savings attributable to manufacturing and supply chain improvements, and favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales, partially offset by declines in our average selling prices.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2013 to $430.8 million from $402.6 million for the year ended June 30, 2012, an increase of $28.2 million or 7%. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2013 was 28%, compared to 29% for the year ended June 30, 2012.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth and other expenses related to the increase in our sales including activities targeted at increasing the awareness and diagnosis of SDB. As a percentage of net revenue, we expect our future selling, general and administrative expense to be around 28%.

Research and Development Expenses.    Research and development expenses increased for the year ended June 30, 2013 to $120.1 million from $109.7 million for the year ended June 30, 2012, an increase of $10.4 million or 9%. As a percentage of net revenue, research and development expenses were 8% for the year ended June 30, 2013 compared to 8% for the year ended June 30, 2012.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, consulting and contractor expenses and an increase in materials and tooling costs incurred to facilitate development of new products. We expect our future research and development expenses, as a percentage of revenue, to be in the range of 7% to 8%.

Education, research and settlement charge.    During the year we agreed to pay the University of Sydney $24.8 million to establish two perpetual academic chairs, fund future research in the fields of sleep medicine and biomedical engineering, and settle legal proceedings between us. We have expensed the full amount of $24.8 million ($17.7 million, net of tax) in the current year within our operating expenses and we have separately disclosed the amount as an education, research and settlement charge.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2013 totaled $10.1 million compared to $14.0 million for the year ended June 30, 2012. The reduction in amortization expense is mainly attributable to certain acquired intangibles reaching the end of their useful life and therefore being fully amortized.

Total other income, net.    Total other income, net for the year ended June 30, 2013 was $30.3 million, a decrease of $7.2 million compared with $37.5 million for the year ended June 30, 2012. The decrease in total other income, net, was due primarily to losses on foreign currency transactions, partially offset by an increase in interest income, due primarily to an increase in cash balances held.

Income Taxes.    Our effective income tax rate decreased to 20.2% for the year ended June 30, 2013 from 23.2% for the year ended June 30, 2012. The lower effective income tax rate was primarily due to a change in the geographic mix of our taxable income, including the lower statutory tax rates and other incentives associated with our Singapore and Malaysia manufacturing operations.

Net Income.    As a result of the factors above and share repurchases, our net income and earnings per share for the year ended June 30, 2013 was $307.1 million or $2.10 per diluted share compared to net income of $254.9 million or $1.71 per diluted share for the year ended June 30, 2012, an increase of 21% and 23%, respectively, over the year ended June 30, 2012.

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

Net revenue in North and Latin America increased for the year ended June 30, 2012 to $749.0 million from $662.2 million for the year ended June 30, 2011, an increase of $86.8 million or 13%. We believe this increase predominantly reflected growth in the overall SDB market and growth generated from our recent product releases including the S9 bilevel flow generators and the Quattro FX, Mirage FX and Mirage FX for Her masks.

Net revenue in markets outside North and Latin America increased for the year ended June 30, 2012 to $619.5 million from $580.9 million for the year ended June 30, 2011, an increase of $38.6 million or 7%. Excluding the impact of unfavorable foreign currency movements, international sales for the year ended June 30, 2012 increased by 8%, compared to the year ended June 30, 2011. We believe this increase in sales outside North and Latin America predominantly reflected growth in the overall SDB market and growth generated from our recent product releases including the S9 bilevel flow generators and the Quattro FX and Mirage FX masks.

Net revenue from flow generators for the year ended June 30, 2012 totaled $736.6 million from $699.3 million for the year ended June 30, 2011, an increase of 5%, including increases of 6% in North and Latin America and 5% elsewhere. Net revenue from mask systems, motors and other accessories totaled $631.9 million, an increase of 16%, including increases of 19% in North and Latin America and 11% elsewhere, for the year ended June 30, 2012, compared to the year ended June 30, 2011. We believe these increases primarily reflected growth in the overall SDB market and contributions from new products.

The following table summarizes the percentage movements in our net revenue for the year ended June 30, 2012 compared to the year ended June 30, 2011:

	North and Latin America	International	Total	International (Constant Currency)*	Total (Constant Currency)*
Flow generators	6%	5%	5%	6%	6%
Masks and other accessories	19%	11%	16%	11%	16%
Total	13%	7%	10%	8%	11%

* Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit.    Gross profit increased for the year ended June 30, 2012 to $820.7 million from $741.3 million for the year ended June 30, 2011, an increase of $79.4 million or 11%. Gross profit as a percentage of net revenue remained at 60% for the year ended June 30, 2012, which was consistent with the 60% for the year ended June 30, 2011. Gross margins were positively impacted by a favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales and cost savings attributable to manufacturing and supply chain improvements. These impacts were offset by negative impacts associated with declines in our average selling prices and the appreciation of the Australian dollar against the U.S. dollar as the majority of our manufacturing labor and overhead was denominated in Australian dollars.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2012 to $402.6 million from $372.2 million for the year ended June 30, 2011, an increase of $30.4 million or 8%. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2012 was 29%, compared to 30% for the year ended June 30, 2011.

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

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2012 totaled $14.0 million compared to $10.1 million for the year ended June 30, 2011. The increase in amortization expense was attributable to our recent acquisitions of BiancaMed Limited and Gruendler GmbH in the first quarter of fiscal year 2012.

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

Liquidity and Capital Resources

As of June 30, 2013 and June 30, 2012, we had cash and cash equivalents of $876.0 million and $809.5 million, respectively. Working capital was $874.8 million and $1,108.3 million at June 30, 2013 and June 30, 2012, respectively. The reduction in working capital balance is due to reclassification of our long-term debt balance of $300.0 million as a current liability in the June 2013 quarter, as the facility terminates in February 2014.

As of June 30, 2013 and June 30, 2012, our cash and cash equivalent balances held within the United States amounted to $38.2 million and $61.7 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2013 and June 30, 2012, of $837.8 million and $747.8 million, respectively, were held by our non-U.S. subsidiaries, indefinitely invested outside the United States. Our cash and cash equivalent balances are held at highly rated financial institutions.

As of June 30, 2013, the cumulative amount of undistributed earnings from our foreign subsidiaries was approximately $1.6 billion, and those undistributed earnings are considered permanently reinvested. We intend to reinvest the cash and cash equivalents of those entities whose undistributed earnings are permanently reinvested in our international operations. We reassess our reinvestment assertions each reporting period and currently believe that we have sufficient sources of liquidity to support our assertion that the undistributed earnings held by foreign subsidiaries may be considered to be reinvested permanently. If these earnings had not been permanently reinvested, deferred taxes of approximately $409 million would have been recognized in our consolidated financial statements.

We repatriated $185 million and $77 million to the U.S. in fiscal years 2013 and 2012, respectively, from earnings generated in each of those years. The amount of the current year foreign earnings that we have repatriated to the U.S. in the past has been determined, and the amount that we expect to repatriate during fiscal year 2014 will be determined, based on a variety of factors, including current year earnings of our foreign subsidiaries, foreign investment needs and the cash flow needs we have in the U.S., such as for the repayment of debt, dividend distributions, and other domestic obligations. The majority of our repatriation of foreign subsidiaries’ earnings to the U.S. has historically occurred at year-end, although we may repatriate funds earlier in the year based on our business needs. When we repatriate funds to the U.S., we are required to pay taxes in the U.S. on these amounts based on applicable U.S. tax rates, net of any foreign tax that would be allowed to be deducted or taken as a credit against U.S. income tax. We paid $19.3 million and $2.5 million in additional U.S. federal income taxes in fiscal years 2013 and 2012, respectively, as a result of repatriation of foreign earnings generated in those years. We do not currently expect the amount of repatriated foreign earnings or the resulting additional tax expense in 2014 to differ materially from the prior fiscal year.

Inventories at June 30, 2013 decreased by $28.5 million or 16% to $145.8 million compared to June 30, 2012 inventories of $174.4 million. The decrease in inventories was due mainly to improved inventory management and the depreciation of the Australian dollar against the U.S. dollar.

Accounts receivable, net of allowance for doubtful accounts, at June 30, 2013 were $318.3 million, an increase of $35.2 million or 12% over the June 30, 2012 accounts receivable balance of $283.2 million. The increase was slightly higher than the 11% increase in net revenues for the year ended June 30, 2013 compared to the year ended June 30, 2012, due mainly to the appreciation of the Euro against the U.S. dollar. Accounts receivable days sales outstanding of 65 days at June 30, 2013 decreased by 3 days compared to 68 days at June 30, 2012. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2013 and 2012 was 3.0% and 2.5%, respectively. The credit quality of our customers remains broadly consistent with our past experience.

During the year ended June 30, 2013, we generated cash of $402.8 million from operations. This was higher than the cash generated from operations for the year ended June 30, 2012 of $383.2 million and was primarily the result of the increase in our net revenues and net income. Movements in foreign currency exchange rates during the year ended June 30, 2013 had the effect of lowering our cash and cash equivalents by $104.4 million, as reported in U.S. dollars. During fiscal years 2013 and 2012, we repurchased 4.3 million and 13.6 million shares at a cost of $188.0 million and $391.2 million, respectively. During fiscal years 2013 and 2012, we also paid dividends totaling $97.2 million and Nil, respectively.

Details of contractual obligations at June 30, 2013 are as follows:

		Payments Due by Period
In $000’s	Total	2014	2015	2016	2017	2018	Thereafter
Long Term Debt	$300,786	$300,017	$-	$-	$-	$-	$769
Interest on Long Term Debt	4,004	3,736	37	37	37	37	120
Operating Leases	37,291	15,024	11,456	6,156	2,990	997	668
Purchase Obligations	90,827	90,827	-	-	-	-	-
Total	$432,908	$409,604	$11,493	$6,193	$3,027	$1,034	$1,557

Details of other commercial commitments at June 30, 2013 are as follows:

		Amount of Commitment Expiration Per Period
In $000’s	Total	2014	2015	2016	2017	2018	Thereafter
Guarantees*	$15,307	$3,074	$715	$31	$-	$4,208	$7,279
Other	1,460	365	365	365	365	-	-
Total	$16,767	$3,439	$1,080	$396	$365	$4,208	$7,279

*The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

Credit Facility

During the year ended June 30, 2011, we entered into a credit agreement with lenders, including Union Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, HSBC Bank USA, National Association, as Syndication Agent and Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. The credit agreement provides a $300 million three-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $100 million. The credit facility also includes a $10 million sublimit for letters of credit. The credit facility terminates on February 10, 2014, at which time all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to, at our option, either (i) LIBOR plus 1.5%

to 2.0% (depending on the applicable leverage ratio) or (ii) a base rate, as defined in the credit agreement, plus 0.5% to 1.0% (depending on the applicable leverage ratio). At June 30, 2013, the interest rate that was being charged on the outstanding principal amount was 1.7%. Commitment fees of 0.25% to 0.375% (depending on the applicable leverage ratio) apply on the unused portion of the credit facility. When we executed the credit agreement, we used a portion of the credit facility’s initial funding proceeds to repay the outstanding balance under our previously existing revolving credit facility with Union Bank, N.A., which was then terminated.

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

On January 25, 2012, we entered into a first amendment to the credit agreement. The amendment increased, from $300 million to $400 million, the maximum principal amount that can be borrowed on a revolving basis under the credit agreement, subject to customary conditions

At June 30, 2013, we were in compliance with our debt covenants and there was $300.0 million outstanding under the credit agreement. As the credit facility terminates on February 10, 2014, we have begun negotiating a new financing facility. We expect that the new facility will have similar terms to the existing facility and that it will be in place before our existing facility expires.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Tax Expense

Our income tax rate is governed by the laws of the regions in which our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal years 2013, 2012 and 2011. During fiscal years 2013, 2012 and 2011, our consolidated effective tax rate has fluctuated between approximately 20% and approximately 25%. These fluctuations have resulted from, and future effective tax rates will depend on, numerous factors, including the amount of research and development expenditures for which an additional Australian tax credit is available, the geographic mix of taxable income and other tax credits or benefits available to us under applicable tax laws including the lower statutory tax rates and other incentives associated with our Singapore and Malaysia manufacturing operations.

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2013 using a quantitative assessment. The results of our annual review indicated that no impaired goodwill exists as the fair value for each reporting unit significantly exceeded its carrying value.

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

(6)    Revenue Recognition. We generally record revenue on product sales at the time of shipment, which is when title transfers to the customer. We do not record revenue on product sales that require customer acceptance until we receive acceptance. We initially defer service revenue received in advance from service contracts and recognize that deferred revenue ratably over the life of the service contract. We initially defer revenue we receive in advance from rental unit contracts and recognize that deferred revenue ratably over the life of the rental contract. Otherwise, we recognize revenue from rental unit contracts ratably over the life of the rental contract. We include in revenue freight charges we bill to customers. We charge all freight-related expenses to cost of sales. Taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, are excluded from revenue.

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

(7)    Stock-Based Compensation. We measure the compensation cost of all stock-based awards at fair value on the date of grant. We recognize that value as compensation expense over the service period,

net of estimated forfeitures. We estimate the fair value of employee stock options and purchase rights granted under our Employee Stock Purchase Plan using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards, the expected dividend per share and the expected life of the awards. The risk-free interest rate assumption we use is based upon the U.S. Treasury yield curve at the time of grant appropriate for the expected life of the awards. Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from tradeable options of our stock corresponding to the expected term of the options. We use a combination of the historic and implied volatilities as the addition of the implied volatility is more representative of our future stock price trends. While there is a tradeable market of options on our common stock, less emphasis is placed on the implied volatility of these options due to the relative low volumes of these traded options and the difference in the terms compared to our employee options. In order to determine the estimated period of time that we expect employees to hold their stock options, we use historical rates by employee groups. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The aforementioned inputs entered into the Black-Scholes valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

We estimate the fair value of restricted stock units based on the market value of the underlying shares as determined at the grant date less the fair value of dividends that holders are not entitled to, during the vesting period. We estimate the weighted average grant date fair value of performance restricted stock units (“PRSUs”), which contain a market condition, using a Monte-Carlo simulation valuation model.

Recently Issued Accounting Pronouncements

See Note 3 – New Accounting Pronouncements to the consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2013, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2013 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Singapore Dollar (SGD)	Canadian Dollar (CAD)	Japanese Yen (JPY)	Malaysian Ringgit (MYR)
AUD Functional:
Assets	-	113,773	67,219	1,199	-	10	3,850
Liability	-	(59,124)	(21,942)	(5)	-	(1,409)	-

Foreign Currency Hedges	-	(35,000)	(52,035)	-	-	-	-

Net Total	-	19,649	(6,758)	1,194	-	(1,399)	3,850
USD Functional:
Assets	-	-	-	-	10,146	-	-
Liability	-	-	(300)	-	-	-	-

Foreign Currency Hedges	-	-	-	-	(8,076)	-	-

Net Total	-	-	(300)	-	2,070	-	-
EURO Functional:
Assets	14	359	-	-	-	-	-
Liability	(7)	(2,075)	-	-	-	-	-

Foreign Currency Hedges	-	-	-	-	-	-	-

Net Total	7	(1,716)	-	-	-	-	-
GBP Functional:
Assets	-	32	11,502	-	-	-	-
Liability	-	-	(10,130)	-	-	-	-

Foreign Currency Hedges	-	-	-	-	-	-	-

Net Total	-	32	1,372	-	-	-	-
SGD Functional :
Assets	297	34,500	59,650	-	-	-	-
Liability	(2,182)	(84,447)	(27,962)	-	-	-	-

Foreign Currency Hedges	2,280	40,000	(39,026)	-	-	-	-

Net Total	395	(9,947)	(7,338)	-	-	-	-
INR Functional :
Assets	-	238	1	-	-	-	-
Liability	-	(1,649)	(404)	-	-	-	-

Foreign Currency Hedges	-	-	-	-	-	-	-

Net Total	-	(1,411)	(403)	-	-	-	-
MYR Functional:
Assets	-	3,456	72	-	-	-	-
Liability	(35)	(3,389)	-	(17)	-	-	-

Foreign Currency Hedges	-	-	-	-	-	-	-

Net Total	(35)	67	72	(17)	-	-	-

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at June 30, 2013. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts (in thousands, except exchange rates):

Foreign Exchange Contracts					Fair Value Assets / (Liabilities)
	FY 2014	FY 2015	FY 2016	Total	June 30, 2013	June 30, 2012
Receive AUD/Pay USD
Contract amount	70,000	10,000	-	80,000	(822)	4,171
Ave. contractual exchange rate	AUD 1 = USD 0.9952	AUD 1 = USD 1.0500		AUD 1 = USD 1.0017
Receive AUD/Pay Euro
Contract amount	176,000	117,000	-	293,000	(6,985)	10,592
Ave. contractual exchange rate	AUD 1 = Euro 0.7697	AUD 1 = Euro 0.8120		AUD 1 = Euro 0. 7861
Receive SGD/Pay Euro
Contract amount	39,000	-	-	39,000	501	(145)
Ave. contractual exchange rate	SGD 1 = Euro 0. 5982			SGD 1 = Euro 0. 5982
Receive AUD/Pay SGD
Contract amount	2,000	-	-	2,000	(193)	16
Ave. contractual exchange rate	SGD 1 = AUD 0.7968			SGD 1 = AUD 0.7968
Receive USD/Pay SGD
Contract amount	40,000	-	-	40,000	284	-
Ave. contractual exchange rate	SGD 1 = USD 0.7938			SGD 1 = USD 0.7938
Receive CHF/Pay AUD
Contract amount	-	-	-	-	-	(3)
Ave. contractual exchange rate
Receive USD/Pay CAD
Contract amount	8,000	-	-	8,000	215	-
Ave. contractual exchange rate	USD 1 = CAD 1.0251			CAD 1 = USD 1.0251

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2013, we maintained cash and cash equivalents of $876.0 million principally comprised of bank term deposits and at call accounts and are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2013, we had total long-term debt, including the current portion of those obligations, of $300.8 million of which, $300.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2013, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”

a)	Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheets as of June 30, 2013 and 2012	F2
Consolidated Statements of Income for the years ended June 30, 2013, 2012 and 2011	F3
Consolidated Statements of Comprehensive Income for the years ended June 30, 2013, 2012 and 2011	F4
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2013, 2012 and 2011	F5
Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011	F6
Notes to Consolidated Financial Statements	F7
Schedule II – Valuation and Qualifying Accounts and Reserves

b)	Supplementary Data

Quarterly Financial Information (unaudited) – The quarterly results for the years ended June 30, 2013 and 2012 are summarized below (in thousands, except per share amounts):

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$339,731	$376,538	$383,581	$414,607	$1,514,457
Gross profit	208,648	232,712	239,449	259,848	940,657
Net income	71,265	77,942	84,913	73,013	307,133

Basic earnings per share	0.50	0.54	0.59	0.51	2.15
Diluted earnings per share	0.49	0.53	0.58	0.50	2.10
2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$314,775	$332,738	$349,073	$371,929	$1,368,515
Gross profit	185,055	198,715	210,496	226,469	820,735
Net income	50,518	62,872	64,613	76,847	254,850

Basic earnings per share	0.33	0.43	0.45	0.54	1.75
Diluted earnings per share	0.32	0.42	0.44	0.53	1.71

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 1992 framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2013.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the internal control over financial reporting of ResMed Inc. as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of ResMed Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the internal control over financial reporting of ResMed Inc. based on our audit.

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

In our opinion, ResMed Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013, and the related financial statement schedule, and our report dated August 12, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP
San Diego, California
August 12, 2013

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 14, 2013, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2013.

We have filed as exhibits to this annual report on Form 10-K for the year ended June 30, 2013, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 14, 2013, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2013.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 14, 2013, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2013.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 14, 2013, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2013.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 14, 2013, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2013.

PART IV

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of Registrant, as amended. (5)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc. (17)

4.1	Form of certificate evidencing shares of Common Stock. (1)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended. (1)

10.2*	ResMed Inc. 2006 Incentive Award Plan. (6)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan. (3)

10.4*	2006 Grant agreement for Board of Directors. (3)

10.5*	2006 Grant agreement for Executive Officers. (5)

10.6*	2006 Grant agreement for Australian Executive Officers. (5)

10.7*	Form of Executive Agreement. (4)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008. (7)

10.9	Departure of Directors or Certain Officers dated December 12, 2008. (8)

10.10	Approval of new share repurchase program dated May 29, 2009. (9)

10.11	Form of Indemnification Agreements for our directors and officers. (10)

10.12	Form of Access Agreement for directors. (10)

10.13*	Updated Form of Executive Agreement. (2)(16)

10.14	ResMed Inc. 2009 Incentive Award Plan. (11)

10.15	ResMed Inc. 2009 Employee Stock Purchase Plan. (11)

10.16	Amendment No. 1 to the ResMed Inc. 2009 Employee Stock Purchase Plan (18)

10.17	Form of Restricted Stock Award Agreement. (11)

10.18	ResMed Inc. Deferred Compensation Plan. (12)

10.19	Credit Agreement, dated February 10, 2011, by and between ResMed Inc. and the lenders, including Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. (13)

10.20	First Amendment to Credit Agreement, dated January 25, 2012, by and between ResMed Inc. and the lenders, including Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. (15)

10.21	Pledge and Security Agreement, dated as of February 10, 2011, by and between ResMed Inc., as Pledgor, and Union Bank, N.A., as Administrative Agent. (13)

10.22	Unconditional Guaranty entered into as of February 10, 2011, by each of ResMed Corp., ResMed Assembly US Inc. and ResMed Motor Technologies Inc., in favor of Union Bank, N.A., as Administrative Agent. (13)

10.23	Form of Restricted Stock Unit Award Agreement for Executive Officers. (14)

10.24	Form of Restricted Stock Unit Award Agreement for Directors. (14)

10.25	Form of Stock Option Grant for Executive Officers. (14)

10.26	Form of Stock Option Grant for Directors. (14)

10.27	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers. (19)

21.1	Subsidiaries of the Registrant. (20)

23.1	Consent of Independent Registered Public Accounting Firm. (20)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (20)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (20)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

101

The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated and Statements of Cash Flows and (v) related notes.

* Management contract or compensatory plan or arrangement

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.

(2) Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2009.

(3) Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.

(4) Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 13, 2007.

(5) Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007.

(6) Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 15, 2006.

(7) Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 15, 2008.

(8) Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 15, 2008.

(9) Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 4, 2009.

(10) Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.

(11) Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 23, 2009.

(12) Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 25, 2010.

(13) Incorporated by reference to the Registrant’s Report on Form 8-K filed on February 14, 2011.

(14) Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011.

(15) Incorporated by reference to the Registrant’s Report on Form 8-K filed on January 26, 2012.

(16) Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 2, 2012.

(17) Incorporated by reference to the Registrant’s Report on Form 8-K/A filed on September 17, 2012.

(18) Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 4, 2012.

(19) Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 21, 2012.

(20) Filed with this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 12, 2013, expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of ResMed Inc.

/s/ KPMG LLP

San Diego, California

August 12, 2013

- F1 -

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2013 and 2012

(In thousands, except share and per share data)

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$876,048	$809,541
Accounts receivable, net of allowance for doubtful accounts of $9,912 and $7,313 at June 30, 2013 and June 30, 2012, respectively	318,349	283,160
Inventories (note 5)	145,847	174,351
Deferred income taxes (note 14)	38,552	19,590
Income taxes receivable	8,910	2,282
Prepaid expenses and other current assets	61,143	72,227

Total current assets	1,448,849	1,361,151
Non-current assets:

Property, plant and equipment, net (note 6)	411,433	434,363
Goodwill and other intangible assets, net (note 7)	324,468	311,036
Deferred income taxes (note 14)	20,053	23,500
Other assets	5,918	7,819

Total non-current assets	761,872	776,718

Total assets	$2,210,721	$2,137,869

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,688	$55,006
Accrued expenses (note 9)	137,674	127,381
Deferred revenue	44,953	41,563
Income taxes payable	30,090	27,777
Deferred income taxes (note 14)	627	1,073
Current portion of long-term debt (note 11)	300,017	52

Total current liabilities	574,049	252,852
Non-current liabilities:
Deferred income taxes (note 14)	9,895	8,843
Deferred revenue	11,928	14,384
Long-term debt (note 11)	769	250,783
Income taxes payable	3,564	3,380

Total non-current liabilities	26,156	277,390

Total liabilities	600,205	530,242

Commitments and contingencies (notes 18 and 19)
Stockholders’ equity: (note 12)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 174,038,766 issued and 142,013,753 outstanding at June 30, 2013 and 169,752,781 issued and 142,021,032 outstanding at June 30, 2012	568	568
Additional paid-in capital	1,025,064	899,717
Retained earnings	1,576,641	1,366,712
Treasury stock, at cost, 32,026,013 shares at June 30, 2013, and 27,731,749 shares at June 30, 2012	(1,083,845)	(895,826)
Accumulated other comprehensive income	92,088	236,456

Total stockholders’ equity	1,610,516	1,607,627

Total liabilities and stockholders’ equity	$2,210,721	$2,137,869

See accompanying notes to consolidated financial statements.

- F2 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2013, 2012 and 2011

(In thousands, except per share data)

	June 30, 2013	June 30, 2012	June 30, 2011
Net revenue	$1,514,457	$1,368,515	$1,243,148
Cost of sales	573,800	547,780	501,822

Gross profit	940,657	820,735	741,326

Operating expenses:
Selling, general and administrative	430,802	402,621	372,249
Research and development	120,124	109,733	92,007
Education, research and settlement charge (note 23)	24,765	-	-
Amortization of acquired intangible assets	10,142	13,974	10,146

Total operating expenses	585,833	526,328	474,402

Income from operations	354,824	294,407	266,924

Other income, net:
Interest income	38,873	33,866	27,801
Interest expense	(6,387)	(4,786)	(1,758)
Other, net (note 13)	(2,191)	8,458	10,740

Total other income, net	30,295	37,538	36,783

Income before income taxes	385,119	331,945	303,707
Income taxes (note 14)	77,986	77,095	76,721

Net income	$307,133	$254,850	$226,986

Basic earnings per share	$2.15	$1.75	$1.49
Diluted earnings per share (note 4)	$2.10	$1.71	$1.44
Dividend declared per share	$0.68	$-	$-
Basic shares outstanding (000’s)	142,954	145,901	152,471
Diluted shares outstanding (000’s)	146,410	149,316	157,195

See accompanying notes to consolidated financial statements.

- F3 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2013, 2012 and 2011

(In US$ thousands)

	Years Ended June 30,
	2013	2012	2011
Net income	$307,133	$254,850	$226,986
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	(144,368)	(87,976)	238,057

Comprehensive income	$162,765	$166,874	$465,043

See accompanying notes to consolidated financial statements.

- F4 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2013, 2012 and 2011

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2010	160,567	$605	$660,185	(9,222)	$(344,505)	$884,876	$86,375	$1,287,536
Common stock issued on exercise of options (note 12)	4,723	19	87,029					87,048
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	189	1	(2,269)					(2,268)
Common stock issued on employee stock purchase plan (note 12)	305	1	8,236					8,237
Treasury stock purchases		(19)		(4,893)	(160,120)			(160,139)
Tax benefit from exercise of options			14,547					14,547
Stock-based compensation costs			30,733					30,733
Other comprehensive income							238,057	238,057
Net income						226,986		226,986
Dividends declared						-		-

Balance, June 30, 2011	165,784	$607	$798,461	(14,115)	$(504,625)	$1,111,862	$324,432	$1,730,737
Common stock issued on exercise of options (note 12)	3,271	13	56,337					56,350
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	329	1	(3,279)					(3,278)
Common stock issued on employee stock purchase plan (note 12)	369	1	8,783					8,784
Treasury stock purchases		(54)		(13,617)	(391,201)			(391,255)
Tax benefit from exercise of options			8,620					8,620
Stock-based compensation costs			30,795					30,795
Other comprehensive income							(87,976)	(87,976)
Net income						254,850		254,850
Dividends declared						-		-

Balance, June 30, 2012	169,753	$568	$899,717	(27,732)	$(895,826)	$1,366,712	$236,456	$1,607,627
Common stock issued on exercise of options (note 12)	3,433	14	65,635					65,649
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	529	2	(7,180)					(7,178)
Common stock issued on employee stock purchase plan (note 12)	324	1	10,451					10,452
Treasury stock purchases		(17)		(4,294)	(188,019)			(188,036)
Tax benefit from exercise of options			18,215					18,215
Stock-based compensation costs			38,226					38,226
Other comprehensive income							(144,368)	(144,368)
Net income						307,133		307,133
Dividends declared						(97,204)		(97,204)

Balance, June 30, 2013	174,039	$568	$1,025,064	(32,026)	$(1,083,845)	$1,576,641	$92,088	$1,610,516

See accompanying notes to consolidated financial statements.

- F5 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2013, 2012 and 2011

(In thousands)

	June 30, 2013	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net income	$307,133	$254,850	$226,986
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,280	85,856	70,616
Stock-based compensation costs	38,157	30,586	30,809
Impairment of long lived assets	-	-	2,257
Impairment of cost-method investments	475	4,016	-
Foreign currency revaluation	6,258	(13,652)	(17,261)
Gain on previously held equity interest resulting from business combination	-	(2,070)	-
Excess tax benefit from stock-based compensation arrangements	(18,307)	(8,748)	(14,510)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(37,267)	(20,293)	(30,799)
Inventories, net	27,143	18,806	11,394
Prepaid expenses, net deferred income taxes and other current assets	(28,678)	(37,938)	12,034
Accounts payable, accrued expenses and other liabilities	29,629	71,746	(8,336)

Net cash provided by operating activities	402,823	383,159	283,190

Cash flows from investing activities:
Purchases of property, plant and equipment	(63,579)	(47,135)	(66,609)
Patent registration costs	(8,203)	(6,972)	(6,431)
Purchases of other intangible assets	-	(7,000)	-
Business acquisitions, net of cash acquired	(5,418)	(53,322)	(22,450)
Investments in cost-method investments	(2,225)	(4,796)	(2,426)
Proceeds from disposal of cost-method investments	-	499	-
Proceeds from sale of maturing investment securities	-	-	3,950
Purchases of foreign currency contracts	(1,117)	(1,464)	(1,956)
Proceeds from exercise of foreign currency contracts	2,542	18,575	19,411

Net cash used in investing activities	(78,000)	(101,615)	(76,511)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	69,239	62,491	94,650
Excess tax benefit from stock-based compensation arrangements	18,307	8,748	14,510
Purchases of treasury stock	(186,258)	(392,743)	(163,342)
Payment of business combination contingent consideration	(7,790)	-	-
Proceeds from borrowings	150,000	270,384	98,430
Repayment of borrowings	(100,221)	(125,985)	(123,591)
Dividend paid	(97,204)	-	-

Net cash used in financing activities	(153,927)	(177,105)	(79,343)

Effect of exchange rate changes on cash	(104,389)	(30,165)	119,155

Net increase in cash and cash equivalents	66,507	74,274	246,491
Cash and cash equivalents at beginning of period	809,541	735,267	488,776

Cash and cash equivalents at end of period	$876,048	$809,541	$735,267

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$85,724	$55,206	$85,104
Interest paid	$6,387	$4,786	$1,758

Fair value of assets acquired, excluding cash	$5,970	$24,648	$18,442
Liabilities assumed	(2,278)	(5,056)	(450)
Goodwill on acquisition	13,876	51,798	5,758
Fair value of contingent consideration	(12,150)	(6,850)	(800)

Total purchase price, excluding contingent consideration	5,418	64,540	22,950
Less: Consideration not paid in the current period	-	(11,218)	(500)

Cash paid for acquisition	$5,418	$53,322	$22,450

See accompanying notes to consolidated financial statements.

- F6 -

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

We generally record revenue on product sales at the time of shipment, which is when title transfers to the customer. We do not record revenue on product sales which require customer acceptance until we receive acceptance. We initially defer service revenue received in advance from service contracts and recognize that deferred revenue ratably over the life of the service contract. We initially defer revenue we receive in advance from rental unit contracts and recognize that deferred revenue ratably over the life of the rental contract. Otherwise, we recognize revenue from rental unit contracts ratably over the life of the rental contract. We include in revenue freight charges we bill to customers. We charge all freight-related expenses to cost of sales. Taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, are excluded from revenue.

We do not recognize revenues to the extent that we offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims, nor do we recognize revenues if we offer variable sale prices for subsequent events or activities. However, as part of our sales processes we may provide upfront discounts for large orders, one-time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. We record the costs of all such programs as an adjustment to revenue. Our products are predominantly therapy-based equipment and require no installation. Therefore, we have no installation obligations.

(c)	Cash and Cash Equivalents

Cash equivalents include certificates of deposit and other highly liquid investments and we state them at cost, which approximates market. We consider investments with original maturities of 90 days or less to be cash equivalents for purposes of the consolidated statements of cash flows.

Our cash and cash equivalents balance at June 30, 2013, include $90.5 million in cash which is subject to a notice period of 90 days. These cash balances earn interest rates above normal term deposit rates otherwise available and are held at highly rated financial institutions.

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2013 using a quantitative assessment. In conducting our review of goodwill impairment, we identified 8 reporting units, being components of our operating segment. The fair value for each reporting unit was determined based on estimated discounted cash flows. Our goodwill impairment review involved a two-step process as follows:

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

The consolidated financial statements of our non-U.S. subsidiaries, whose functional currencies are other than the U.S. dollar, are translated into U.S. dollars for financial reporting purposes. We translate assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar at period end exchange rates, but translate revenue and expense transactions at average exchange rates for the period. We recognize cumulative translation adjustments as part of comprehensive income, as detailed in the Consolidated Statements of Comprehensive Income, and include those adjustments in accumulated other comprehensive income in the consolidated balance sheets until such time the relevant subsidiary is sold or substantially or completely liquidated. We reflect gains and losses on transactions denominated in other than the functional currency of an entity in our results of operations.

(i)	Research and Development

We record all research and development expenses in the period we incur them.

(j)	Financial Instruments

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

(k)	Foreign Exchange Risk Management

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

We have determined our hedge program to be a non-effective hedge as defined. We record the foreign currency derivatives portfolio at fair value and include it in other assets and accrued expenses in our consolidated balance sheets. We do not offset the fair value amounts recognized for foreign currency derivatives. We classify purchases of foreign currency derivatives and proceeds received from the exercise of foreign currency derivatives as an investing activity within our consolidated statements of cash flows.

We record all movements in the fair value of the foreign currency derivatives within other income, net in our consolidated statements of income.

- F9 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

(l)	Income Taxes

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

(m)	Allowance for Doubtful Accounts

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

(n)	Impairment of Long-Lived Assets

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

During the year ended June 30, 2013, 2012 and 2011, we recognized an impairment charge of $Nil, $Nil and $2.3 million, respectively, relating to impaired long-lived assets that were no longer in use. The impairment charge related to the long-lived assets, in fiscal year 2011, was recorded in cost of sales in our consolidated statements of income.

(3)	New Accounting Pronouncements

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

- F10 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Earnings Per Share

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 236,000, 1,336,000 and 651,000 for the years ended June 30, 2013, 2012 and 2011, respectively, as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the years ended June 30, 2013, 2012 and 2011 are calculated as follows (in thousands except per share data):

	2013	2012	2011
Numerator:
Net Income, used in calculating diluted earnings per share	$307,133	$254,850	$226,986
Denominator:
Basic weighted-average common shares outstanding	142,954	145,901	152,471

Effect of dilutive securities:
Stock options and restricted stock units	3,456	3,415	4,724
Diluted weighted average shares	146,410	149,316	157,195
Basic earnings per share	$2.15	$1.75	$1.49
Diluted earnings per share	$2.10	$1.71	$1.44

(5)	Inventories

Inventories were comprised of the following as of June 30, 2013 and June 30, 2012 (in thousands):

	2013	2012
Raw materials	$46,841	$65,518
Work in progress	1,990	1,692
Finished goods	97,016	107,141
Total inventories	$145,847	$174,351

- F11 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following as of June 30, 2013 and June 30, 2012 (in thousands):

	2013	2012
Machinery and equipment	$165,782	$158,542
Computer equipment	109,657	102,143
Furniture and fixtures	40,706	41,818
Vehicles	3,282	3,046
Clinical, demonstration and rental equipment	102,304	94,176
Leasehold improvements	28,466	25,220
Land	61,091	65,928
Buildings	260,857	277,743
	772,145	768,616
Accumulated depreciation and amortization	(360,712)	(334,253)
Property, plant and equipment, net	$411,433	$434,363

(7)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the years ended June 30, 2013 and June 30, 2012 (in thousands):

	2013	2012
Balance at the beginning of the period	$256,209	$235,487
Business acquisition (note 22)	13,876	51,798
Foreign currency translation adjustments	4,744	(31,076)
Balance at the end of the period	$274,829	$256,209

As at June 30, 2013 we have not recorded any accumulated goodwill impairments.

- F12 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Goodwill and Other Intangible Assets, net, Continued

Other Intangible Assets

Other intangibles, net are comprised of the following as of June 30, 2013 and June 30, 2012:

	2013	2012
Developed/core product technology	$72,698	$67,263
Accumulated amortization	(45,492)	(39,036)
Developed/core product technology, net	27,206	28,227
Trade names	2,662	2,628
Accumulated amortization	(2,491)	(2,276)
Trade names, net	171	352
Non compete agreements	2,068	2,321
Accumulated amortization	(1,265)	(886)
Non compete agreements, net	803	1,435
Customer relationships	22,291	22,783
Accumulated amortization	(17,095)	(14,097)
Customer relationships, net	5,196	8,686
Patents	59,962	58,389
Accumulated amortization	(43,699)	(42,262)
Patents, net	16,263	16,127
Total other intangibles, net	$49,639	$54,827

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships and patents, and we amortize them over the estimated useful life of the assets, generally between two and nine years. There are no expected residual values related to these intangible assets.

Refer to Note 22 of the consolidated financial statements for further details of acquisitions made during the year.

Amortization expense related to identifiable intangible assets, including patents, for the year ended June 30, 2013 was $17.0 million. Estimated annual amortization expense for the years ending June 30, 2014 through June 30, 2018, is shown below (in thousands):

Fiscal Year	Amortization expense
2014	$14,944
2015	12,233
2016	10,542
2017	6,766
2018	3,183

- F13 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at June 30, 2013 and June 30, 2012, was $4.0 million and $2.3 million, respectively. During the year ended June 30, 2012 we remeasured a previously held equity interest to its acquisition date fair value as a result of acquiring the remaining interest as part of a business combination and recognized a gain of $2.1 million in other income, net within our consolidated statements of income.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We determine the fair value of our cost-method investments to evaluate whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values which can be market supported and unobservable inputs including future cash flows. During the year ended June 30, 2013 and 2012, we recognized $0.5 million and $4.0 million, respectively, of impairment losses related to our cost-method investments. The expense associated with this impairment has been included in other income, net within our consolidated statements of income. We based these impairment losses on our determination that the declines in the fair value of these investments were other-than temporary. We have determined, after the impairment charge, that the fair value of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the years ended June 30, 2013 and June 30, 2012 (in thousands):

	2013	2012
Balance at the beginning of the period	$2,250	$4,264
Investments	2,225	4,796
Elimination due to acquisition of entity	-	(2,261)
Disposals	-	(455)
Impairment of cost-method investments	(475)	(4,016)
Foreign currency translation adjustments	-	(78)
Balance at the end of the period	$4,000	$2,250

(9)	Accrued Expenses

Accrued expenses at June 30, 2013 and June 30, 2012 consist of the following (in thousands):

	2013	2012
Product warranties	$16,011	$17,018
Consulting and professional fees	7,360	7,327
Value added taxes and other taxes due	13,061	14,756
Employee related costs	70,387	67,668
Marketing and promotional programs	1,262	2,125
Business acquisition contingent consideration	7,779	5,024
Hedging instruments	9,007	-
Other	12,807	13,463
	$137,674	$127,381

- F14 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Product Warranties

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. We include the liability for warranty costs in accrued expenses in our consolidated balance sheets.

Changes in the liability for product warranty for the years ended June 30, 2013 and 2012 are as follows (in thousands):

	2013	2012

Balance at the beginning of the period	$17,018	$19,032
Warranty accruals for the period	11,426	11,027
Warranty costs incurred for the period	(10,538)	(12,077)
Foreign currency translation adjustments	(1,895)	(964)
Balance at the end of the period	$16,011	$17,018

(11)	Long-term Debt

Long-term debt at June 30, 2013 and June 30, 2012 consists of the following (in thousands):

	June 30, 2013	June 30, 2012
Current long-term debt	$300,017	$52
Non-current long-term debt	769	250,783
Total long-term debt	$300,786	$250,835

Credit Facility

During the year ended June 30, 2011, we entered into a credit agreement with lenders, including Union Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, HSBC Bank USA, National Association, as Syndication Agent and Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. The credit agreement provides a $300 million three-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $100 million. The credit facility also includes a $10 million sublimit for letters of credit. The credit facility terminates on February 10, 2014, at which time all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to, at our option, either (i) LIBOR plus 1.5% to 2.0% (depending on the applicable leverage ratio) or (ii) a base rate, as defined in the credit agreement, plus 0.5% to 1.0% (depending on the applicable leverage ratio). At June 30, 2013, the interest rate that was being charged on the outstanding principal amount was 1.7%. Commitment fees of 0.25% to 0.375% (depending on the applicable leverage ratio) apply on the unused portion of the credit facility. When we executed the credit agreement, we used a portion of the credit facility’s initial funding proceeds to repay the outstanding balance under our previously existing revolving credit facility with Union Bank, N.A., which was then terminated.

Our obligations under the credit agreement are secured by (a) the corporate stock we hold in our subsidiaries ResMed Corp. and ResMed Motor Technologies Inc. (“ResMed Motor”), and (b) up to 65% of the ownership interests we hold in our subsidiary ResMed EAP Holdings LLC (“ResMed EAP”). Our

- F15 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Long-term Debt, Continued

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

At June 30, 2013, there was $300.0 million outstanding under the credit agreement.

(12)	Stockholders’ Equity

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

During the fiscal years 2013 and 2012, we repurchased 4.3 million and 13.6 million shares, respectively, at a cost of $188.0 million and $391.2 million, respectively. At June 30, 2013, we have repurchased a total of 32.0 million shares at a cost of $1,083.8 million. Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2013, 4.5 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, our board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2013.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 35.5 million. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2013 is 10.6 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) three shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted

- F16 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

At June 30, 2013, there was $77.6 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.5 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at June 30, 2013 was $260.6 million and $121.9 million, respectively. The aggregate intrinsic value of the options exercised during the fiscal years 2013, 2012 and 2011 was $77.8 million, $45.3 million and $66.4 million, respectively.

The following table summarizes option activity during the year ended June 30, 2013:

		Weighted Average Exercise Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	9,363,720	$20.52	3.3
Granted	444,766	41.11
Exercised	(3,432,800)	19.14
Forfeited	(59,550)	23.87
Outstanding at end of period	6,316,136	$22.68	2.3
Exercise price range of granted options	31.61-43.63
Options exercisable at end of period	4,727,408	$19.35

The following table summarizes the activity of restricted stock units during year ended June 30, 2013:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	2,160,873	$29.13	1.6
Granted	1,259,599	37.72
Vested*	(699,388)	29.00
Forfeited	(87,677)	30.15
Outstanding at end of period	2,633,407	$33.25	1.4

* Includes 170,606 shares netted for tax.

Employee Stock Purchase Plan (the “ESPP”).    At the annual meeting of our stockholders on November 15, 2012, our stockholders approved an amendment to the ESPP to increase the number of shares of common stock that may be issued or transferred pursuant to awards under the ESPP by 2.0 million shares, from 2.2 million shares to 4.2 million shares. Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At June 30, 2013, the number of shares remaining available for future issuance under the ESPP is 2.1 million shares.

- F17 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

During fiscal years 2013 and 2012, we issued 324,000 and 369,000 shares to our employees in two offerings and we recognized $2.8 million and $2.8 million, respectively, of stock compensation expense associated with the ESPP.

The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the year ended June 30, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Cost of sales – capitalized as part of inventory	$2,484	$1,749	$1,496
Selling, general and administrative expenses	30,552	25,201	26,163
Research and development expenses	5,121	3,636	3,150
Stock-based compensation costs	38,157	30,586	30,809
Tax benefit	(11,960)	(8,421)	(9,474)
Stock-based compensation costs, net of tax benefit	$26,197	$22,165	$21,335

(13)	Other, net

Other, net, in the consolidated statements of income is comprised of the following for the years ended June 30, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Gain (loss) on foreign currency transactions and hedging, net	$(1,902)	$9,766	$10,619
Impairment of cost method investments	(475)	(4,016)	-
Gain on re-measurement of equity interest	-	2,070	-
Other	186	638	121
	$(2,191)	$8,458	$10,740

(14)	Income Taxes

Income before income taxes for the years ended June 30, 2013, 2012 and 2011, was taxed under the following jurisdictions (in thousands):

	2013	2012	2011
U.S.	$2,120	$8,542	$(1,419)
Non-U.S.	382,999	323,403	305,126
	$385,119	$331,945	$303,707

- F18 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

The provision for income taxes is presented below (in thousands):

	2013	2012	2011
Current: Federal	$42,065	$16,201	$10,461
State	888	2,163	1,435
Non-U.S.	53,713	71,353	61,469
	96,666	89,717	73,365
Deferred: Federal	(1,345)	(352)	217
State	(264)	(178)	(226)
Non-U.S.	(17,071)	(12,092)	3,365
	(18,680)	(12,622)	3,356
Provision for income taxes	$77,986	$77,095	$76,721

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2013	2012	2011
Taxes computed at statutory U.S. rate	$134,792	$116,181	$106,297
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	257	1,206	1,060
Non-deductible expenses	1,667	2,260	1,113
Research and development credit	(4,920)	(4,210)	(7,463)
Tax effect of dividends	72,304	33,656	40,038
Change in valuation allowance	1,852	1,645	(2,748)
Effect of non-U.S. tax rates	(97,420)	(57,252)	(38,269)
Foreign tax credits	(34,729)	(18,179)	(25,738)
Stock-based compensation expense	3,167	2,558	2,027
Other	1,016	(770)	404
	$77,986	$77,095	$76,721

- F19 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

We classify deferred tax assets and liabilities as current or non-current according to the related asset or liability’s classification. The components of our deferred tax assets and liabilities at June 30, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Employee liabilities	$10,602	$10,748
Inventories	10,398	9,811
Provision for warranties	4,691	4,334
Provision for doubtful debts	2,820	1,960
Net operating loss carryforwards	15,432	8,363
Capital loss carryover	2,015	1,247
Stock-based compensation expense	17,460	17,355
Unrealized foreign exchange losses	1,912	-
Other	4,070	1,337
	69,400	55,155
Less valuation allowance	(9,671)	(5,910)
Deferred tax assets	59,729	49,245
Deferred tax liabilities:
Unrealized foreign exchange gains	-	(5,369)
Property, plant and equipment	(1,560)	(1,573)
Goodwill and other intangibles	(10,086)	(9,129)
Deferred tax liabilities	(11,646)	(16,071)
Net deferred tax asset	$48,083	$33,174

We reported the net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2013 and 2012 as follows (in thousands):

	2013	2012
Current deferred tax asset	$38,552	$19,590
Non-current deferred tax asset	20,053	23,500
Current deferred tax liability	(627)	(1,073)
Non-current deferred tax liability	(9,895)	(8,843)
Net deferred tax asset	$48,083	$33,174

At June 30, 2013, we had $12.1 million of U.S. state net operating loss carryforwards and $62.6 million of non-U.S. net operating loss carryforwards, which expire in various years through 2033 or carry forward indefinitely.

The valuation allowance at June 30, 2013 relates to a provision for uncertainty as to the utilization of net operating loss carryforwards for certain non-U.S. countries of $7.1 million and U.S. and non-U.S. capital loss and other items of $2.6 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

- F20 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

A substantial portion of the Company’s manufacturing operations and administrative functions in Malaysia and Singapore operate under various tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives program was to increase the Company’s net earnings by $24.3 million ($0.17 per diluted share) for the year ended June 30, 2013 and $3.9 million ($0.03 per diluted share) for the year ended June 30, 2012.

At June 30, 2013, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. The total amount of these undistributed earnings at June 30, 2013 amounted to approximately $1.6 billion. If these earnings had not been permanently reinvested, deferred taxes of approximately $409 million would have been recognized in the consolidated financial statements.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

The following table indicates the changes to our unrecognized tax benefits for the year ended June 30, 2013 and June 30, 2012 (in thousands). The term “unrecognized tax benefits”, or UTB, refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the consolidated financial statements.

	2013	2012
Gross UTB balance at beginning of period	$3,868	$4,284
Additions for tax positions of prior years	163	138
Reductions due to lapse of applicable statute of limitations	-	-
Foreign exchange movement	74	(554)
Gross UTB balance at end of period	$4,105	$3,868

Included in the balance at June 30, 2013, are tax positions of $3.5 million that, if recognized, would affect our effective tax rate. As of June 30, 2013, we have accrued approximately $1.8 million ($1.3 million, net of tax benefit) for interest and penalties related to uncertain tax positions in the income taxes payable balance on the consolidated balance sheet.

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examination for tax years prior to fiscal year 2010, and no longer subject to state income tax examinations for the tax years prior to fiscal year 2009. With few exceptions, we are no longer subject to foreign income tax examinations for fiscal years before 2006.

Within the next 12 months, we do not anticipate a decrease in the unrecognized tax benefit or any other significant changes within our tax reserves.

- F21 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Segment Information

We operate solely in the sleep-disordered breathing sector of the respiratory medicine industry. We therefore believe that, given the single market focus of our operations and the inter-dependence of our products, we operate as a single operating segment. We assess performance and allocate resources on the basis of a single operating entity.

Sales of flow generators for the years ended June 30, 2013, June 30, 2012 and June 30, 2011 were $823.5 million, $736.6 million and $699.3 million, respectively. Sales of mask systems, motors and other accessories for the years ended June 30, 2013, June 30, 2012 and June 30, 2011 were $690.9 million, $631.9 million and $543.9 million, respectively. Financial information by geographic area for the years ended June 30, 2013, 2012 and 2011, is summarized below (in thousands):

	Revenue from external sources			Long lived assets
	for the years ended June 30,			at June 30,
	2013	2012	2011	2013	2012	2011
North and Latin America	$851,608	$749,039	$662,240	$136,984	$142,853	$148,840
Germany	195,091	181,421	171,394	24,855	27,489	26,320
France	138,891	139,286	137,330	6,282	4,870	6,276
Australia	35,503	35,654	34,975	222,814	245,273	268,695
Rest of the World	293,364	263,115	237,209	20,498	13,878	11,976
Total	$1,514,457	$1,368,515	$1,243,148	$411,433	$434,363	$462,107

Long-lived assets of geographic areas are those assets used in our operations in each geographical area, and excludes goodwill, other intangible assets, and deferred tax assets.

(16)	Stock-based Employee Compensation

We measure the compensation expense of all stock-based awards at fair value on the grant date. We estimate the fair value of stock options and purchase rights granted under the ESPP using the Black-Scholes valuation model. The fair value of restricted stock units is equal to the market value of the underlying shares as determined at the grant date less the fair value of dividends that holders are not entitled to, during the vesting period. We recognize the fair value as compensation expense using the straight-line method over the service period for awards expected to vest.

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Fiscal Year Ended June 30,
	2013	2012
Stock options:
Weighted average grant date fair value	$10.01	$8.90
Weighted average risk-free interest rate	0.67%	1.0%
Expected option life in years	4.9	5.3
Dividend yield	1.56% - 2.00%	0%
Expected volatility	32% - 34%	31 - 34%
ESPP purchase rights:
Weighted average risk-free interest rate	0.1%	0.1%
Expected option life in years	6 months	6 months
Dividend yield	1.44% - 1.67%	0%
Expected volatility	24% - 30%	24% - 40%

- F22 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Stock-based Employee Compensation, Continued

During the fiscal year ended June 30, 2013, we also granted performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative total stockholder return over a three-year period, up to a maximum amount to be issued under the award of 200% of the original grant. The weighted average grant date fair value of PRSUs granted during the year was estimated at $38.46 per PRSU using a Monte-Carlo simulation valuation model.

(17)	Employee Retirement Plans

We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:

(1) Australia - We contribute to defined contribution plans for each employee resident in Australia. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. We contribute to the plans at the rate of 9% of the salaries of all Australian employees. Our total contributions to the plans for the years ended June 30, 2013, 2012 and 2011, were $10.3 million, $9.5 million and $8.2 million, respectively.

(2) United Kingdom - We contribute to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three-month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. We contribute to the plan at the rate of 5% of the salaries of all United Kingdom employees. Our total contributions to the plan were $0.3 million, $0.3 million and $0.3 million in fiscal 2013, 2012 and 2011, respectively.

(3) United States - We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4% of the employee’s salary. Our total contributions to the plan were $2.9 million, $2.4 million and $2.2 million in fiscal 2013, 2012 and 2011, respectively.

(4) Switzerland - We sponsor a fixed return defined contribution fund for each permanent Swiss employee. As part of our contribution to the fund, we guarantee a fixed 2% net return on accumulated contributions per annum. We contribute to the plan at variable rates that have averaged 8% of salaries over the last three years. Our total contributions to the plan were $0.4 million, $0.4 million and $0.3 million in fiscal 2013, 2012 and 2011, respectively.

(18)	Commitments

We lease buildings, motor vehicles and office equipment under operating leases. We expense rental charges for operating leases on a straight-line basis over the lease term taking into account rent concessions or holidays. Rent expenses under operating leases for the years ended June 30, 2013, 2012 and 2011 were approximately $15.2 million, $13.8 million and $14.3 million, respectively. At June 30, 2013 we had the following future minimum lease payments under non-cancelable operating leases (in thousands):

Years	Operating Leases
2014	$15,024
2015	11,456
2016	6,156
2017	2,990
2018	997
Thereafter	668
Total minimum lease payments	$37,291

- F23 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Commitments, Continued

Details of other commercial commitments at June 30, 2013 are as follows (in thousands):

In $000’s	Total	Amount of Commitment Expiration Per Period
		2014	2015	2016	2017	2018	Thereafter
Purchase Obligations	$90,827	$90,827	$-	$-	$-	$-	$-
Guarantees*	15,307	3,074	715	31	-	4,208	7,279
Other	1,460	365	365	365	365	-	-
Total	$107,594	$94,266	$1,080	$396	$365	$4,208	$7,279

* The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

(19)	Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

In February 2007, the University of Sydney (“University”) commenced legal action in the Federal Court of Australia against us, claiming breach of a license agreement and infringement of certain intellectual property. In October 2007, we filed a defense denying the University’s claim, as well as a cross-claim against the University seeking an order for rectification of the contract and alleging the University violated the Australian Trade Practices Act. In May 2013, during compulsory mediation ordered by the court, we reached an agreement with the University, under which all outstanding claims were settled - see note 23 - Education, Research and Settlement Charge for further details. In June 2013, in accordance with the settlement, the Federal Court dismissed the proceedings.

In March 2013, we filed parallel legal actions in the International Trade Commission, or ITC, and in U.S. district court against Taiwanese manufacturer APEX Medical and its U.S. distributor to stop the infringement of several ResMed patents. In July 2013, the ITC entered a consent decree against the U.S. distributor, ordering that it not import or sell after import certain products we accused of infringing our patents. In July 2013, an ITC administrative law judge recommended the commission enter a similar consent decree against Apex. The ITC has not yet entered the order. The matter is ongoing as to Apex in the ITC and as to both parties in the US district court. However, we do not expect the outcome of this matter to have a material effect on our consolidated financial statements when taken as a whole.

In June 2013, we filed a lawsuit in the U.S. district court against Chinese manufacturer BMC Medical Co., Ltd and its U.S. affiliates to stop the infringement of several ResMed patents. In July 2013, we amended the district court lawsuit, and filed a parallel proceeding in the ITC. The ITC has not yet acted on our complaint, and BMC has not yet responded to the district court lawsuit. The matter is ongoing. However, we do not expect the outcome of this matter to have a material effect on our consolidated financial statements when taken as a whole.

(20)	Fair Value Measurements

In determining the fair value measurements of our financial assets and liabilities, we consider the principal and most advantageous market in which we transact and consider assumptions that market participants

- F24 -

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

The following table summarizes our financial assets and liabilities, as at June 30, 2013 and June 30, 2012, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at June 30, 2013
Foreign currency hedging instruments, net	$-	$(7,000)	$-	$(7,000)
Business acquisition contingent consideration	$-	$-	$(7,779)	$(7,779)
Balances at June 30, 2012
Foreign currency hedging instruments	$-	$14,631	$-	$14,631
Business acquisition contingent consideration	$-	$-	$(5,024)	$(5,024)

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

The following is a reconciliation of changes in the fair value of contingent consideration during fiscal year ended June 30, 2013 (in thousands):

Fiscal Year Ended June 30, 2013
Balance at the beginning of the period	$(5,024)
Acquisition date fair value of contingent consideration	(12,150)
Changes in fair value included in operating income	1,827
Payments	7,790
Foreign currency translation adjustments	(222)
Balance at the end of the period	$(7,779)

We did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2013 or June 30, 2012.

- F25 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Derivative Instruments and Hedging Activities

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

We held foreign currency instruments with notional amounts totaling $462.1 million and $334.7 million at June, 2013 and June 30, 2012, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 30, 2016.

The following table summarizes the amount and location of our derivative financial instruments as of June 30, 2013 and June 30, 2012 (in thousands):

	June 30, 2013	June 30, 2012	Balance Sheet Caption
Foreign currency hedging instruments	$1,350	$10,823	Other assets - current
Foreign currency hedging instruments	657	3,808	Other assets-non current
Foreign currency hedging instruments	(9,007)	-	Accrued expenses

	$(7,000)	$14,631

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments and other foreign-currency-denominated transactions for the three and twelve months ended June 30, 2013 and June 30, 2012, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Year Ended June 30,
	2013	2012
Foreign currency hedging instruments	$(21,114)	$18,123	Other, net
Other foreign-currency-denominated transactions	19,212	(8,357)

	$(1,902)	$9,766	Other, net

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

(22)	Business Combinations

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

- F26 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Business Combinations, Continued

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

(23)	Education, Research and Settlement Charge

The education, research and settlement charge relates to an agreement with the University of Sydney (“University”) in May 2013 to pay $24.8 million to the University comprising the following:

•

$9.9 million towards the establishment of two perpetual academic chairs called the ResMed Chair of Sleep Medicine for sleep-disordered breathing with a focus on chronic disease and the ResMed Chair of Biomedical Engineering with an emphasis on bioinformatics research.

•	$4.9 million in equal installments, over five years, to be used by the University to support research in the fields of sleep medicine and biomedical engineering.

•

$10.0 million in settlement of proceedings between the parties, including $1.25 million for the release from the proceedings and $8.75 million for prior period royalties payable under the license agreement.

We have expensed the full amount of the charge, in our operating income, in fiscal year 2013.

- F27 -

SCHEDULE II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JUNE 30, 2013, 2012 AND 2011

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at end of period

Year ended June 30, 2013

Applied against asset account
Allowance for doubtful accounts	$7,313	5,939	(3,339)	$9,912

Year ended June 30, 2012

Applied against asset account
Allowance for doubtful accounts	$11,476	2,652	(6,815)	$7,313

Year ended June 30, 2011

Applied against asset account
Allowance for doubtful accounts	$7,826	5,210	(1,560)	$11,476

See accompanying report of independent registered public accounting firm.

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the authorized persons below.

DATED August 12, 2013

ResMed Inc.

/S/ MICHAEL J. FARRELL
MICHAEL J. FARRELL
Chief executive officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL J. FARRELL Michael J. Farrell	Chief executive officer and director (Principal Executive Officer)	August 12, 2013

/S/ BRETT A. SANDERCOCK Brett A. Sandercock	Chief financial officer (Principal Financial Officer and Principal Accounting Officer)	August 12, 2013

/S/ PETER C. FARRELL Peter C. Farrell	Executive chairman	August 12, 2013

/S/ CHRISTOPHER G. ROBERTS Christopher G. Roberts	Director	August 12, 2013

/S/ MICHAEL A. QUINN Michael A. Quinn	Director	August 12, 2013

/S/ GARY W. PACE Gary W. Pace	Director	August 12, 2013

/S/ RICHARD SULPIZIO Richard Sulpizio	Director	August 12, 2013

/S/ RON TAYLOR Ron Taylor	Director	August 12, 2013

/S/ JOHN P. WAREHAM John P. Wareham	Director	August 12, 2013

S-1

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of Registrant, as amended. (5)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc. (17)

4.1	Form of certificate evidencing shares of Common Stock. (1)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended. (1)

10.2*	ResMed Inc. 2006 Incentive Award Plan. (6)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan. (3)

10.4*	2006 Grant agreement for Board of Directors. (3)

10.5*	2006 Grant agreement for Executive Officers. (5)

10.6*	2006 Grant agreement for Australian Executive Officers. (5)

10.7*	Form of Executive Agreement. (4)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008. (7)

10.9	Departure of Directors or Certain Officers dated December 12, 2008. (8)

10.10	Approval of new share repurchase program dated May 29, 2009. (9)

10.11	Form of Indemnification Agreements for our directors and officers. (10)

10.12	Form of Access Agreement for directors. (10)

10.13*	Updated Form of Executive Agreement. (2)(16)

10.14	ResMed Inc. 2009 Incentive Award Plan. (11)

10.15	ResMed Inc. 2009 Employee Stock Purchase Plan. (11)

10.16	Amendment No. 1 to the ResMed Inc. 2009 Employee Stock Purchase Plan (18)

10.17	Form of Restricted Stock Award Agreement. (11)

10.18	ResMed Inc. Deferred Compensation Plan. (12)

10.19	Credit Agreement, dated February 10, 2011, by and between ResMed Inc. and the lenders, including Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. (13)

10.20	First Amendment to Credit Agreement, dated January 25, 2012, by and between ResMed Inc. and the lenders, including Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. (15)

10.21	Pledge and Security Agreement, dated as of February 10, 2011, by and between ResMed Inc., as Pledgor, and Union Bank, N.A., as Administrative Agent. (13)

10.22	Unconditional Guaranty entered into as of February 10, 2011, by each of ResMed Corp., ResMed Assembly US Inc. and ResMed Motor Technologies Inc., in favor of Union Bank, N.A., as Administrative Agent. (13)

10.23	Form of Restricted Stock Unit Award Agreement for Executive Officers. (14)

10.24	Form of Restricted Stock Unit Award Agreement for Directors. (14)

10.25	Form of Stock Option Grant for Executive Officers. (14)

10.26	Form of Stock Option Grant for Directors. (14)

10.27	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.(19)

21.1	Subsidiaries of the Registrant. (20)

23.1	Consent of Independent Registered Public Accounting Firm. (20)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (20)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (20)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

101	The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated and Statements of Cash Flows and (v) related notes.

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2009.
(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.
(4)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 13, 2007.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007.
(6)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 15, 2006.
(7)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 15, 2008.
(8)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 15, 2008.
(9)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 4, 2009.
(10)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.
(11)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 23, 2009.
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 25, 2010.
(13)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on February 14, 2011.
(14)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011.
(15)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on January 26, 2012.
(16)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 2, 2012.
(17)	Incorporated by reference to the Registrant’s Report on Form 8-K/A filed on September 17, 2012.
(18)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 4, 2012.
(19)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 21, 2012.
(20)	Filed with this report.