Form 10-Q
period 2013-09-30
RESMED INC
filed 2013-10-30
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At October 24, 2013, there were 142,081,434 shares of Common Stock ($0.004 par value) outstanding. This number excludes 32,457,708 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1. Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	September 30, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$976,574	$876,048
Accounts receivable, net of allowance for doubtful accounts of $12,311 and $9,912 at September 30, 2013 and June 30, 2013, respectively	282,425	318,349
Inventories (note 4)	175,355	145,847
Deferred income taxes	43,324	38,552
Income taxes receivable	2,988	8,910
Prepaid expenses and other current assets	77,268	61,143

Total current assets	1,557,934	1,448,849
Non-current assets:
Property, plant and equipment, net (note 5)	416,745	411,433
Goodwill and other intangible assets, net (note 7)	332,118	324,468
Deferred income taxes	22,618	20,053
Other assets	5,220	5,918

Total non-current assets	776,701	761,872

Total assets	$2,334,635	$2,210,721

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	57,125	60,688
Accrued expenses	135,847	137,674
Deferred revenue	43,908	44,953
Income taxes payable	13,453	30,090
Deferred income taxes	731	627
Current portion of long-term debt (note 8)	360,018	300,017

Total current liabilities	611,082	574,049
Non-current liabilities:
Deferred income taxes	14,539	9,895
Deferred revenue	12,125	11,928
Long-term debt (note 8)	790	769
Income taxes payable	3,564	3,564

Total non-current liabilities	31,018	26,156

Total liabilities	642,100	600,205

Commitments and contingencies (note 13)

Stockholders’ equity: (note 11)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 174,428,613 issued and 141,970,905 outstanding at September 30, 2013 and 174,038,766 issued and 142,012,753 outstanding at June 30, 2013	568	568
Additional paid-in capital	1,044,489	1,025,064
Retained earnings	1,622,093	1,576,641
Treasury stock, at cost, 32,457,708 shares at September 30, 2013, and 32,026,013 shares at June 30, 2013	(1,104,906)	(1,083,845)
Accumulated other comprehensive income	130,291	92,088

Total stockholders’ equity	1,692,535	1,610,516

Total liabilities and stockholders’ equity	$2,334,635	$2,210,721

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
Net revenue	$357,662	$339,731
Cost of sales	129,680	131,083

Gross profit	227,982	208,648

Operating expenses:
Selling, general and administrative	101,323	98,303
Research and development	27,363	27,220
Amortization of acquired intangible assets	2,412	2,636

Total operating expenses	131,098	128,159

Income from operations	96,884	80,489

Other income, net:
Interest income, net	6,414	8,471
Other, net	(1,228)	1,941

Total other income, net	5,186	10,412

Income before income taxes	102,070	90,901
Income taxes	21,140	19,636

Net income	$80,930	$71,265

Basic earnings per share	$0.57	$0.50
Diluted earnings per share (note 3)	$0.56	$0.49
Dividend declared per share	$0.25	$0.17

Basic shares outstanding (000’s)	142,005	142,651
Diluted shares outstanding (000’s)	145,456	146,055

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2013	2012
Net income	$80,930	$71,265
Other comprehensive income:
Foreign currency translation gain adjustments	38,203	18,857

Comprehensive income	$119,133	$90,122

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$80,930	$71,265
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,870	18,650
Stock-based compensation costs	10,816	7,921
Foreign currency revaluation	(1,653)	(1,741)
Excess tax benefit from stock-based compensation arrangements	(2,241)	(3,760)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	40,268	18,397
Inventories, net	(26,847)	(16,698)
Prepaid expenses, net deferred income taxes and other current assets	(4,451)	(2,487)
Accounts payable, accrued expenses and other liabilities	(24,267)	(13,293)

Net cash provided by operating activities	90,425	78,254

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,752)	(13,831)
Patent registration costs	(1,679)	(1,035)
Business acquisitions, net of cash acquired	—	(5,418)
Investments in cost-method investments	(675)	—
Purchases of foreign currency options	—	(402)
(Payments)/Proceeds from exercise of foreign currency options	(2,486)	5,703

Net cash used in investing activities	(21,592)	(14,983)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,470	21,667
Excess tax benefit from stock-based compensation arrangements	2,241	3,760
Purchases of treasury stock	(22,822)	(8,095)
Payment of business combination contingent consideration	(442)	(1,641)
Proceeds from borrowings	60,000	15,000
Repayment of borrowings	(9)	(158)
Dividend paid	(35,478)	(22,843)

Net cash provided by financing activities	9,960	7,690

Effect of exchange rate changes on cash	21,733	10,127

Net increase in cash and cash equivalents	100,526	81,088
Cash and cash equivalents at beginning of period	876,048	809,541

Cash and cash equivalents at end of period	$976,574	$890,629

Supplemental disclosure of cash flow information:
Income taxes paid	$39,612	$24,565
Interest paid	$1,599	$1,363

Fair value of assets acquired, excluding cash	$—	$7,770
Liabilities assumed	—	(2,836)
Goodwill on acquisition	—	13,584
Fair value of contingent consideration	—	(13,100)

Total purchase price, excluding contingent consideration	—	5,418

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

The condensed consolidated financial statements for the three months ended September 30, 2013 and 2012 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2013.

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

Stock options of 209,856 and 591,435 for the three months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended September 30, 2013 and 2012 are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2013	2012
Numerator:
Net Income, used in calculating diluted earnings per share	$80,930	$71,265

Denominator:
Basic weighted-average common shares outstanding	142,005	142,651
Effect of dilutive securities:
Stock options and restricted stock units	3,451	3,404

Diluted weighted average shares	145,456	146,055

Basic earnings per share	$0.57	$0.50
Diluted earnings per share	$0.56	$0.49

(4)	Inventories

Inventories were comprised of the following at September 30, 2013 and June 30, 2013 (in thousands):

	September 30, 2013	June 30, 2013
Raw materials	$52,606	$46,841
Work in progress	1,832	1,990
Finished goods	120,917	97,016

Total inventories	$175,355	$145,847

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(5)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of September 30, 2013 and June 30, 2013 (in thousands):

	September 30, 2013	June 30, 2013
Machinery and equipment	$174,716	$165,782
Computer equipment	116,542	109,657
Furniture and fixtures	41,295	40,706
Vehicles	3,627	3,282
Clinical, demonstration and rental equipment	97,723	102,304
Leasehold improvements	29,537	28,466
Land	62,001	61,091
Buildings	263,273	260,857

	788,714	772,145
Accumulated depreciation and amortization	(371,969)	(360,712)

Property, plant and equipment, net	$416,745	$411,433

(6)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at September 30, 2013 and June 30, 2013, was $4.7 million and $4.0 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values which can be market supported and unobservable inputs including future cash flows. During the three months ended September 30, 2013 and 2012, we recognized $Nil and $Nil, respectively, of impairment losses related to our cost-method investments. We have determined that the fair value of our investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
Balance at the beginning of the period	$4,000	$2,250
Investments	675	—

Balance at the end of the period	$4,675	$2,250

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(7)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the three months ended September 30, 2013, and 2012 were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Balance at the beginning of the period	$274,829	$256,209
Business acquisition	—	13,584
Foreign currency translation adjustments	8,616	3,487

Balance at the end of the period	$283,445	$273,280

Other Intangible Assets

Other intangible assets are comprised of the following as of September 30, 2013, and June 30, 2013 (in thousands):

	September 30, 2013	June 30, 2013
Developed/core product technology	$75,139	$72,698
Accumulated amortization	(48,729)	(45,492)

Developed/core product technology, net	26,410	27,206

Trade names	2,742	2,662
Accumulated amortization	(2,610)	(2,491)

Trade names, net	132	171

Non-compete agreements	2,115	2,068
Accumulated amortization	(1,408)	(1,265)

Non compete agreements, net	707	803

Customer relationships	22,992	22,291
Accumulated amortization	(18,387)	(17,095)

Customer relationships, net	4,605	5,196

Patents	63,108	59,962
Accumulated amortization	(46,289)	(43,699)

Patents, net	16,819	16,263

Total other intangibles, net	$48,673	$49,639

Intangible assets consist of patents, customer relationships, trade names, non-compete agreements and developed/core product technology. We amortize intangible assets over the estimated useful life of the assets, generally between two and nine years. There are no expected residual values related to these intangible assets.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(8)	Long-Term Debt

Long-term debt at September 30, 2013 and June 30, 2013 consists of the following (in thousands):

	September 30, 2013	June 30, 2013
Current long-term debt	$360,018	$300,017
Non-current long-term debt	790	769

Total long-term debt	$360,808	$300,786

Credit Facility

During the year ended June 30, 2011, we entered into a credit agreement with lenders, including Union Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, HSBC Bank USA, National Association, as Syndication Agent and Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. The credit agreement provides a $300 million three-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $100 million. The credit facility also includes a $10 million sublimit for letters of credit. The credit facility terminates on February 10, 2014, at which time all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to, at our option, either (i) LIBOR plus 1.5% to 2.0% (depending on the applicable leverage ratio) or (ii) a base rate, as defined in the credit agreement, plus 0.5% to 1.0% (depending on the applicable leverage ratio). At September 30, 2013, the interest rate that was being charged on the outstanding principal amount was 1.7%. Commitment fees of 0.25% to 0.375% (depending on the applicable leverage ratio) apply on the unused portion of the credit facility. When we executed the credit agreement, we used a portion of the credit facility’s initial funding proceeds to repay the outstanding balance under our previously existing revolving credit facility with Union Bank, N.A., which was then terminated.

Our obligations under the credit agreement are secured by (a) the corporate stock we hold in our subsidiaries ResMed Corp. and ResMed Motor Technologies Inc. (“ResMed Motor”), and (b) up to 65% of the ownership interests we hold in our subsidiary ResMed EAP Holdings LLC (“ResMed EAP”). Our obligations under the credit agreement are also guaranteed by our subsidiaries ResMed Corp. and ResMed Motor. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of Funded Debt to EBITDA (each as defined in the credit agreement), an interest coverage ratio and a maximum amount of annual capital expenditures. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs. Events of default include failure to make payments when due, a default in the performance of any covenants in the credit agreement or related documents or certain changes of control of us or our subsidiaries ResMed Corp, ResMed Motor, ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP.

On January 25, 2012, we entered into a first amendment to the credit agreement. The amendment increases, from $300 million to $400 million, the maximum principal amount that can be borrowed on a revolving basis under the credit agreement, subject to customary conditions.

At September 30, 2013, there was $360.0 million outstanding under the credit agreement.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the three months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Balance at the beginning of the period	$16,011	$17,018
Warranty accruals for the period	2,796	3,251
Warranty costs incurred for the period	(2,270)	(2,478)
Foreign currency translation adjustments	368	23

Balance at the end of the period	$16,905	$17,814

(10)	Stock-Based Employee Compensation

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

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended September 30,
	2013	2012
Stock options:
Weighted average grant date fair value	$—	$8.01
Weighted average risk-free interest rate	—	0.7%
Expected option life in years	—	5.29
Dividend yield	—	2%
Expected volatility	—	34%
ESPP purchase rights:
Weighted average risk-free interest rate	0.08%	0.15%
Expected option life in years	6 months	6 months
Dividend yield	1.44%	0%
Expected volatility	24%	30%

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(11)	Stockholders’ Equity

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

During the three months ended September 30, 2013, we repurchased 0.4 million shares at a cost of $21.1 million. Since the inception of our share repurchase programs and through September 30, 2013, we have repurchased a total of 32.5 million shares at a cost of $1.1 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2013, 4.1 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors designated 2,000,000 shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No such shares were issued or outstanding at September 30, 2013 and June 30, 2013.

Stock Options and Restricted Stock Units. We have granted stock options and restricted stock units to personnel, including officers and directors, in accordance with ResMed Inc. 2009 Incentive Award Plan (the “2009 Plan”). These options and restricted stock units have expiration dates of seven years from the date of grant and vest over one to four years. We have granted the options with an exercise price equal to the market value as determined at the date of grant.

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 35.5 million shares. The number of securities remaining available for future issuance under the 2009 Plan at September 30, 2013 is 10.2 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) three (3.0) shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

At September 30, 2013, there was $66.4 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.3 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at September 30, 2013 was $314.1 million and $146.2 million, respectively. The aggregate intrinsic value of the options exercised during the three months ended September 30, 2013 and 2012, was $11.5 million and $21.7 million, respectively.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(11)	Stockholders’ Equity, Continued

The following table summarizes option activity during the three months ended September 30, 2013:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	6,316,136	$22.68	3.1
Granted	—	—
Exercised	(372,828)	18.70
Forfeited	(10,250)	30.78

Outstanding at end of period	5,933,058	$22.92	2.9

Exercise price range of granted options	—
Options exercisable at end of period	4,378,304	$19.43

The following table summarizes the activity of restricted stock units during the three months ended September 30, 2013:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,633,407	$33.25	1.4
Granted	1,500	43.31
Vested	(31,070)	30.69
Forfeited	(17,050)	30.55

Outstanding at end of period	2,586,787	$33.30	1.2

Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At September 30, 2013, the number of shares remaining available for future issuance under the ESPP is 2.1 million shares.

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

The following table summarizes our financial assets and liabilities, as at September 30, 2013 and June 30, 2013, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at September 30, 2013
Foreign currency hedging instruments, net	$—	$(7,882)	$—	$(7,882)
Business acquisition contingent consideration	$—	$—	$(7,423)	$(7,423)
Balances at June 30, 2013
Foreign currency hedging instruments, net	$—	$(7,000)	$—	$(7,000)
Business acquisition contingent consideration	$—	$—	$(7,779)	$(7,779)

We determine the fair value of our financial assets and liabilities as follows:

Foreign currency hedging instruments – These financial instruments are valued using third-party valuation models based on market observable inputs, including interest rate curves, on-market spot currency prices, volatilities and credit risk.

Contingent consideration – These liabilities include the fair value estimates of additional future payments that may be required for some of our previous business acquisitions based on the achievement of certain performance milestones. Each potential future payment is valued using the estimated probability of achieving each milestone, which is then discounted to present value.

The following is a reconciliation of changes in the fair value of contingent consideration during three months ended September 30, 2013 (in thousands):

Three Months Ended September 30, 2013
Balance at the beginning of the period	$(7,779)
Payments	442
Foreign currency translation adjustments	(86)

Balance at the end of the period	$(7,423)

We did not have any significant non-financial assets or liabilities measured at fair value on September 30, 2013 or June 30, 2013.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(13)	Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

In March 2013, we filed parallel legal actions in the International Trade Commission, or ITC, and in U.S. district court against Taiwanese manufacturer APEX and its U.S. distributor to stop the infringement of several ResMed patents. In July 2013, the ITC entered a consent decree against the U.S. distributor, ordering that it not import or sell after import certain products we accused of infringing our patents. In August 2013, the ITC entered a consent decree against APEX, ordering that it not import or sell after import products that infringe the claims of the patents that ResMed asserted against APEX. Thereafter, APEX initiated inter partes review proceedings in the U.S. Patent and Trademark Office, or PTO, challenging the validity of most of the claims asserted against APEX in the ITC. The U.S. district court has stayed the litigation against APEX and the U.S. distributor pending the resolution of the inter partes review by the PTO. APEX has advised the ITC that is has redesigned the accused products and requested that the ITC determine that those products are not subject to the consent decree. Therefore the matter is ongoing as to APEX. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements when taken as a whole.

In June 2013, we filed a lawsuit in U.S. district court against Chinese manufacturer BMC Medical Co., Ltd and its U.S. affiliates to stop the infringement of several ResMed patents. In July 2013, we amended the district court lawsuit, and filed a parallel proceeding in the ITC. The ITC initiated an investigation of BMC’s alleged infringement in August 2013, and that matter is proceeding in the normal course. The district court lawsuit has been stayed by the court pending the conclusion of the ITC proceeding. The BMC matter is ongoing. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements when taken as a whole.

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

We held foreign currency instruments with notional amounts totaling $391.4 million and $462.1 million at September 30, 2013 and June 30, 2013, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to September 30, 2016.

The following table summarizes the amount and location of our derivative financial instruments as of September 30, 2013 and June 30, 2013 (in thousands):

	September 30, 2013	June 30, 2013	Balance Sheet Caption
Foreign currency hedging instruments	$1,175	$1,350	Other assets - current
Foreign currency hedging instruments	213	657	Other assets - non current
Foreign currency hedging instruments	(9,270)	(9,007)	Accrued expenses

	$(7,882)	$(7,000)

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the three months ended September 30, 2013 and September 30, 2012, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Three Months Ended September 30,
	2013	2012
Foreign currency hedging instruments	$(3,156)	$1,083	Other, net
Other foreign-currency-denominated transactions	1,741	656	Other, net

	$(1,415)	$1,739

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2013 and elsewhere in this report.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three months ended September 30, 2013. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with selected financial data and condensed consolidated financial statements and notes, included herein.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three months ended September 30, 2013, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between SDB/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During the three months ended September 30, 2013, we invested $27.4 million on research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We are taking steps to increase awareness of the health dangers of SDB by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between SDB, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We also believe these efforts should help inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the three months ended September 30, 2013, our net revenue increased by 5% when compared to the three months ended September 30, 2012. Gross margin was 63.7% for the three months ended September 30, 2013 compared to 61.4% for the three months ended September 30, 2012. Diluted earnings per share for the three months ended September 30, 2013 increased to $0.56 per share, up from $0.49 per share in the three months ended September 30, 2012.

At September 30, 2013, our cash and cash equivalents totaled $976.6 million, our total assets were $2.3 billion and our stockholders’ equity was $1.7 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended September 30, 2013 to $357.7 million compared to $339.7 million for the three months ended September 30, 2012, an increase of $17.9 million or 5%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories. Movements in international currencies against the U.S. dollar favorably impacted revenues by approximately $3.6 million for the three months ended September 30, 2013.

Net revenue in North and Latin America increased for the three months ended September 30, 2013 to $201.5 million from $194.4 million for the three months ended September 30, 2012, an increase of 4%. We believe this increase primarily reflects growth in the overall SDB market. Net revenue in markets outside North and Latin America, for the three months ended September 30, 2013, increased to $156.2 million from $145.4 million for the three months ended September 30, 2012, an increase of 7%. We believe this increase in revenue outside North and Latin America primarily reflects growth in the overall SDB market.

Net revenue from the sales of flow generators, including humidifiers, for the three months ended September 30, 2013 totaled $191.8 million, an increase of 6% compared to the three months ended September 30, 2012 of $181.5 million, including increases of 5% in North and Latin America and 7% elsewhere. Net revenue from the sales of masks and other accessories for the three months ended September 30, 2013 totaled $165.9 million, an increase of 5% compared to the three months ended September 30, 2012 of $158.3 million, including increases of 3% in North and Latin America and 9% elsewhere. We believe these increases primarily reflect growth in the overall SDB market.

The following table summarizes the percentage movements in our net revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency) *
Flow generators	5%	7%	6%	4%	4%
Masks and other accessories	3%	9%	5%	7%	4%

Total	4%	7%	5%	5%	4%

*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended September 30, 2013 to $228.0 million from $208.6 million for the three months ended September 30, 2012, an increase of $19.3 million or 9%. Gross profit as a percentage of net revenue for the three months ended September 30, 2013 increased to 63.7% from 61.4% for the three months ended September 30, 2012.

The improvement in gross margins for the three months ended September 30, 2013 was primarily due to favorable change in product mix as sales of our higher margin products represented a higher proportion of our net revenue, cost savings attributable to the depreciation of the Australian dollar against the U.S. dollar and manufacturing and supply chain improvements, partially offset by declines in our average selling prices.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2013 to $101.3 million from $98.3 million for the three months ended September 30, 2012, an increase of $3.0 million or 3%. Selling, general and administrative expenses, as a percentage of net revenue, were 28.3% for the three months ended September 30, 2013 compared to 28.9% for the three months ended September 30, 2012.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel to support our growth and other expenses related to the increase in our sales. The selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $0.8 million for the three months ended September 30, 2013, as reported in U.S. dollars. As a percentage of net revenue, we expect our future selling, general and administrative expenses to be approximately 28%.

Research and Development Expenses

Research and development expenses increased slightly for the three months ended September 30, 2013 to $27.4 million from $27.2 million for the three months ended September 30, 2012, an increase of $0.1 million. Research and development expenses, as a percentage of net revenue, were 7.7% for the three months ended September 30, 2013 compared to 8.0% for the three months ended September 30, 2012.

The increase in research and development expenses was primarily due to an increase in the number of research and development personnel, consulting and contractor expenses and an increase in materials and tooling costs incurred to facilitate development of new products. The research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $2.3 million for the three months ended September 30, 2013, as reported in U.S. dollars. As a percentage of net revenue, we expect our future research and development expenses to be approximately 8%.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2013 totaled $2.4 million, compared to $2.6 million for the three months ended September 30, 2012. The reduction in amortization expense is mainly attributable to certain acquired intangibles reaching the end of their useful lives and therefore being fully amortized.

Total Other Income, Net

Total other income, net for the three months ended September 30, 2013 was $5.2 million compared to $10.4 million for the three months ended September 30, 2012. The decrease in total other income, net, was due primarily to losses on foreign currency transactions, and lower net interest income due primarily to lower interest rates on cash balances held.

Income Taxes

Our effective income tax rate of approximately 20.7% for the three months ended September 30, 2013 was lower than our effective income tax rate of approximately 21.6% for the three months ended September 30, 2012. The lower effective income tax rate was primarily due to a change in the geographic mix of our taxable income, including the lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs which will expire in whole or in part at various dates through June 30, 2020. As of

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes, Continued

the quarter ended September 30, 2013, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. These earnings are intended to be permanently reinvested outside the United States.

Net Income

As a result of the factors above and share repurchases, our net income and earnings per share for the three months ended September 30, 2013 was $80.9 million or $0.56 per diluted share compared to net income of $71.3 million or $0.49 per diluted share for the three months ended September 30, 2012, an increase of 14% over the three months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013 and June 30, 2013, we had cash and cash equivalents of $976.6 million and $876.0 million, respectively. Working capital was $946.9 million and $874.8 million at September 30, 2013 and June 30, 2013, respectively.

As of September 30, 2013 and June 30, 2013, our cash and cash equivalent balances held within the United States amounted to $28.1 million and $38.2 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2013 and June 30, 2013, of $948.5 million and $837.8 million, respectively, were held by our non-U.S. subsidiaries and would be subject to tax if repatriated. If these funds were needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. Our cash and cash equivalent balances are held at highly rated financial institutions.

Inventories at September 30, 2013 were $175.4 million, a decrease of $17.8 million or 9% over the September 30, 2012 balance of $193.2 million. The decrease in inventories was mainly due to improved inventory management.

Accounts receivable at September 30, 2013 were $282.4 million, an increase of $15.9 million or 6% over the September 30, 2012 accounts receivable balance of $266.5 million. Accounts receivable days outstanding of 69 days at September 30, 2013 was lower than the 71 days at September 30, 2012. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2013 was 4.2% compared to 3.0% at June 30, 2013. The increase in our allowance for doubtful debts as a percentage of total accounts receivable was predominantly attributable to an additional provision for one customer account during the September 2013 quarter.

During the three months ended September 30, 2013, we generated cash of $90.4 million from operations compared to $78.3 million for the three months ended September 30, 2012. Movements in foreign currency exchange rates during the three months ended September 30, 2013 had the effect of increasing our cash and cash equivalents by $21.7 million, as reported in U.S. dollars. During the three months ended September 30, 2013 and 2012, we repurchased 0.4 million and 0.2 million shares at a cost of $21.1 million and $8.1 million, respectively. During the three months ended September 30, 2013 and 2012, we also paid dividends totaling $35.5 million and $22.8 million, respectively.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

Capital expenditures for the three months ended September 30, 2013 and 2012 amounted to $16.8 million and $13.8 million, respectively. The capital expenditures for the three months ended September 30, 2013 primarily reflected investment in computer hardware and software, rental and loan equipment and purchase of production tooling equipment and machinery. At September 30, 2013, our balance sheet reflects net property, plant and equipment of $416.7 million compared to $411.4 million at June 30, 2013.

At September 30, 2013, no capital lease obligations exist. Details of contractual obligations at September 30, 2013 are as follows:

		Payments Due by Period
In $000’s	Total	2015	2016	2017	2018	2019	Thereafter
Long Term Debt	$360,808	$360,018	$—	$—	$—	$—	$790
Interest on Long Term Debt	2,936	2,661	38	38	38	38	123
Operating Leases	38,880	15,378	11,150	5,762	2,791	1,138	2,661
Purchase Obligations	91,382	91,382	—	—	—	—	—

Total	$494,006	$469,439	$11,188	$5,800	$2,829	$1,176	$3,574

Details of other commercial commitments as at September 30, 2013 are as follows:

		Amount of Commitment Expiration Per Period
In $000’s	Total	2015	2016	2017	2018	2019	Thereafter
Guarantees*	$15,595	$3,094	$563	$32	$1,799	$2,488	$7,619
Other	1,399	—	280	373	373	373	—

Total	$16,994	$3,094	$843	$405	$2,172	$2,861	$7,619

*	The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

Credit Facility

During the year ended June 30, 2011, we entered into a credit agreement with lenders, including Union Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, HSBC Bank USA, National Association, as Syndication Agent and Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank, N.A. The credit agreement provides a $300 million three-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $100 million. The credit facility also includes a $10 million sublimit for letters of credit. The credit facility terminates on February 10, 2014, at which time all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to, at our option, either (i) LIBOR plus 1.5% to 2.0% (depending on the applicable leverage ratio) or (ii) a base rate, as defined in the credit agreement, plus 0.5% to 1.0% (depending on the applicable leverage ratio). At September 30, 2013, the interest rate that was being charged on the outstanding principal amount was 1.7%. Commitment fees of 0.25% to 0.375% (depending on the applicable leverage ratio) apply on the unused portion of the credit facility. When we executed the credit agreement, we used a portion of the credit facility’s initial funding proceeds to repay the outstanding balance under our previously existing revolving credit facility with Union Bank, N.A., which was then terminated.

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

On January 25, 2012, we entered into a first amendment to the credit agreement. The amendment increases, from $300 million to $400 million, the maximum principal amount that can be borrowed on a revolving basis under the credit agreement, subject to customary conditions

At September 30, 2013, we were in compliance with our debt covenants and there was $360.0 million outstanding under the credit agreement. As the credit facility terminates on February 10, 2014, we are currently finalizing a new financing facility. We expect that the new facility will have similar or more favorable terms to the existing facility and that it will be in place before our existing facility expires.

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

During the three months ended September 30, 2013, we repurchased 0.4 million shares at a cost of $21.1 million. At September 30, 2013, we have repurchased a total of 32.5 million shares at a cost of $1.1 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2013, 4.1 million additional shares can be repurchased under the approved share repurchase program.

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

For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended June 30, 2013.

Recently Issued Accounting Pronouncements

See note 2 to the condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2013, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk

Our reporting currency is the U.S. dollar, although the financial statements of our non-U.S. subsidiaries are maintained in their respective local currencies. We transact business in various foreign currencies, including a number of major European currencies as well as the Australian and Singapore dollar. We have significant foreign currency exposure through both our Australian and Singapore manufacturing activities and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures predominantly denominated in euros, Australian dollars and Singapore dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not enter into financial instruments for trading or speculative purposes. The foreign currency derivatives portfolio is recorded in the condensed consolidated balance sheets at fair value and included in other assets or other liabilities. All movements in the fair value of the foreign currency derivatives are recorded within other income, net, on our condensed consolidated statements of income.

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of September 30, 2013 (in thousands):

	Australian	U.S.		Singapore	Canadian	Japanese	Malaysian
	Dollar	Dollar	Euro	Dollar	Dollar	Yen	Ringgit
	(AUD)	(USD)	(EUR)	(SGD)	(CAD)	(JPY)	(MYR)
AUD Functional:
Assets	—	158,880	73,477	471	—	7	3,604
Liabilities	—	(100,489)	(13,231)	(28)	—	(2,043)	—
Foreign Currency Hedges	—	(40,000)	20,295	—	—	—	—

Net Total	—	18,391	80,541	443	—	(2,036)	3,604

USD Functional:
Assets	—	—	—	—	8,102	—	—
Liability	—	—	(111)	—	—	—	—
Foreign Currency Hedges	—	—	—	—	(9,708)	—	—

Net Total	—	—	(111)	—	(1,606)	—	—

EURO Functional:
Assets	29	34	—	—	—	—	—
Liability	(7)	(325)	—	—	—	—	—
Foreign Currency Hedges	—	—	—	—	—	—	—

Net Total	22	(291)	—	—	—	—	—

GBP Functional:
Assets	—	—	12,396	—	—	—	—
Liability	—	—	(10,677)	—	—	—	—
Foreign Currency Hedges	—	—	—	—	—	—	—

Net Total	—	—	1,719	—	—	—	—

SGD Functional :
Assets	782	78,881	58,869	—	—	—	—
Liability	(1,824)	(106,555)	(20,323)	—	—	—	—
Foreign Currency Hedges	2,331	32,000	(33,825)	—	—	—	—

Net Total	1,289	4,326	4,721	—	—	—	—

INR Functional :
Assets	—	32	—	—	—	—	—
Liability	—	(2,552)	(128)	—	—	—	—
Foreign Currency Hedges	—	—	—	—	—	—	—

Net Total	—	(2,520)	(128)	—	—	—	—

MYR Functional:
Assets	—	4,128	66	—	—	—	—
Liability	(81)	(3,793)	—	(17)	—	—	—
Foreign Currency Hedges	—	—	—	—	—	—	—

Net Total	(81)	335	66	(17)	—	—	—

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk, Continued

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at September 30, 2013. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Year 3	Total	September 30, 2013	June 30, 2013
Receive AUD/Pay USD
Contract amount	60,000	10,000	—	70,000	(261)	(822)
Ave. contractual exchange rate	AUD 1 = USD 0.9755	AUD 1 = USD 1.0500		AUD 1 = USD 0.9855
Receive AUD/Pay Euro
Contract amount	122,000	122,000	—	244,000	(7,432)	(6,985)
Ave. contractual exchange rate	AUD 1 = Euro 0.7839	AUD 1 = Euro 0.8120		AUD 1 = Euro 0. 7977
Receive SGD/Pay Euro
Contract amount	34,000	—	—	34,000	(126)	501
Ave. contractual exchange rate	SGD 1 = Euro 0. 5914			SGD 1 = Euro 0. 5914
Receive AUD/Pay SGD
Contract amount	2,000	—	—	2,000	106	(193)
Ave. contractual exchange rate	SGD 1 = AUD 0.8957			SGD 1 = AUD 0.8957
Receive USD/Pay SGD
Contract amount	32,000	—	—	32,000	(73)	284
Ave. contractual exchange rate	SGD 1 = USD 0.7954			SGD 1 = USD 0.7954
Receive USD/Pay CAD
Contract amount	10,000	—	—	10,000	(96)	215
Ave. contractual exchange rate	USD 1 = CAD 1.0404			USD 1 = CAD 1.0404

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2013, we held cash and cash equivalents of $976.6 million principally comprised of bank term deposits and at call accounts and are invested at both short-term fixed interest rates and variable interest rates. At September 30, 2013, we had total long-term debt, including the current portion of those obligations, of $360.8 million of which, $360.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2013, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 13, “Legal Actions and Contingencies”, to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2013, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At September 30, 2013, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2013.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)
July 2013	0	$0	32,026,013	4,549,168
August 2013	356,492	48.88	32,382,505	4,192,676
September 2013	75,203	48.34	32,457,708	4,117,473

Total	431,695	$48.79	32,457,708	4,117,473

(1)	On August 24, 2011, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. The program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program. Since the inception of the share buyback programs, we have repurchased 32.5 million shares at a total cost of $1.1 billion.

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

None

Item 5	Other Information

None

PART II – OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (1)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101	The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on October 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed on September 17, 2012.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 30, 2013

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)