Form 10-Q
period 2013-12-31
RESMED INC
filed 2014-01-29
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

At January 22, 2014, there were 141,659,731 shares of Common Stock ($0.004 par value) outstanding. This number excludes 34,011,013 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.     Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$972,675	$876,048
Accounts receivable, net of allowance for doubtful accounts of $12,696 and $9,912 at December 31, 2013 and June 30, 2013, respectively	301,627	318,349
Inventories (note 3)	178,077	145,847
Deferred income taxes	32,721	38,552
Income taxes receivable	3,955	8,910
Prepaid expenses and other current assets	75,077	61,143

Total current assets	1,564,132	1,448,849
Non-current assets:
Property, plant and equipment, net (note 4)	414,344	411,433
Goodwill and other intangible assets, net (note 6)	336,747	324,468
Deferred income taxes	22,651	20,053
Other assets	7,714	5,918

Total non-current assets	781,456	761,872

Total assets	$2,345,588	$2,210,721

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	56,235	60,688
Accrued expenses	141,946	137,674
Deferred revenue	42,648	44,953
Income taxes payable	1,223	30,090
Deferred income taxes	741	627
Current portion of long-term debt (note 7)	18	300,017

Total current liabilities	242,811	574,049
Non-current liabilities:
Deferred income taxes	10,274	9,895
Deferred revenue	14,193	11,928
Long-term debt (note 7)	435,794	769
Income taxes payable	3,564	3,564

Total non-current liabilities	463,825	26,156

Total liabilities	706,636	600,205

Commitments and contingencies (note 12)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 175,593,672 issued and 141,592,659 outstanding at December 31, 2013 and 174,038,766 issued and 142,012,753 outstanding at June 30, 2013	566	568
Additional paid-in capital	1,065,327	1,025,064
Retained earnings	1,673,082	1,576,641
Treasury stock, at cost, 34,001,013 shares at December 31, 2013, and 32,026,013 shares at June 30, 2013	(1,178,946)	(1,083,845)
Accumulated other comprehensive income	78,923	92,088

Total stockholders’ equity	1,638,952	1,610,516

Total liabilities and stockholders’ equity	$2,345,588	$2,210,721

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net revenue	$384,341	$376,537	$742,003	$716,269
Cost of sales	135,582	143,825	265,263	274,909

Gross profit	248,759	232,712	476,740	441,360

Operating expenses:
Selling, general and administrative	111,748	107,815	213,071	206,118
Research and development	29,537	30,326	56,900	57,546
Amortization of acquired intangible assets	2,454	2,501	4,866	5,138

Total operating expenses	143,739	140,642	274,837	268,802

Income from operations	105,020	92,070	201,903	172,558

Other income, net:
Interest income, net	6,752	8,498	13,166	16,970
Other, net	(2,311)	(2,168)	(3,539)	(227)

Total other income, net	4,441	6,330	9,627	16,743

Income before income taxes	109,461	98,400	211,530	189,301
Income taxes	22,825	20,458	43,964	40,094

Net income	$86,636	$77,942	$167,566	$149,207

Basic earnings per share	$0.61	$0.54	$1.18	$1.04
Diluted earnings per share (note 2)	$0.60	$0.53	$1.15	$1.02
Dividend declared per share	$0.25	$0.17	$0.50	$0.34
Basic shares outstanding (000’s)	142,202	143,214	142,103	142,931
Diluted shares outstanding (000’s)	145,335	146,689	145,412	146,382

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income	$86,636	$77,942	$167,566	$149,207
Other comprehensive income:
Foreign currency translation gain (loss) adjustments	(51,368)	12,163	(13,165)	31,020

Comprehensive income	$35,268	$90,105	$154,401	$180,227

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$167,566	$149,207
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,450	37,947
Stock-based compensation costs	21,460	17,443
Impairment of cost-method investments	-	225
Foreign currency revaluation	1,970	(377)
Excess tax benefit from stock-based compensation arrangements	(9,486)	(8,219)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	22,061	5,758
Inventories, net	(29,634)	(16,497)
Prepaid expenses, net deferred income taxes and other current assets	2,094	(2,750)
Accounts payable, accrued expenses and other liabilities	(37,891)	(10,836)

Net cash provided by operating activities	174,590	171,901

Cash flows from investing activities:
Purchases of property, plant and equipment	(36,426)	(27,635)
Patent registration costs	(3,343)	(4,801)
Business acquisitions, net of cash acquired	(3,172)	(5,418)
Investments in cost-method investments	(1,525)	(891)
Purchases of foreign currency options	(405)	(500)
(Payments)/Proceeds from exercise of foreign currency options	(4,079)	8,734

Net cash used in investing activities	(48,950)	(30,511)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	10,136	33,308
Excess tax benefit from stock-based compensation arrangements	9,486	8,219
Purchases of treasury stock	(93,592)	(48,051)
Payment of business combination contingent consideration	(442)	(1,641)
Proceeds from borrowings, net of borrowing costs	492,908	50,000
Repayment of borrowings	(360,019)	(167)
Dividend paid	(71,125)	(48,688)

Net cash used in financing activities	(12,648)	(7,020)

Effect of exchange rate changes on cash	(16,365)	14,369

Net increase in cash and cash equivalents	96,627	148,739
Cash and cash equivalents at beginning of period	876,048	809,541

Cash and cash equivalents at end of period	$972,675	$958,280

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$61,724	$44,234
Interest paid	$3,238	$2,920

Fair value of assets acquired, excluding cash	$2,257	$5,970
Liabilities assumed	(829)	(2,278)
Goodwill on acquisition	3,227	13,876
Deferred payments	(1,483)	-
Fair value of contingent consideration	-	(12,150)

Total purchase price, excluding contingent consideration	$3,172	$5,418

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

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

The condensed consolidated financial statements for the three and six months ended December 31, 2013 and 2012 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2013.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(2)	Earnings Per Share

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

Stock options of 232,176 and 141,320 for the three months ended December 31, 2013 and 2012, and stock options of 216,558 and 167,903 for the six months ended December 31, 2013 and 2012, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three and six months ended December 31, 2013 and 2012 are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Numerator:
Net Income, used in calculating diluted earnings per share	$86,636	$77,942	$167,566	$149,207
Denominator:
Basic weighted-average common shares outstanding	142,202	143,214	142,103	142,931
Effect of dilutive securities:
Stock options and restricted stock units	3,133	3,475	3,309	3,451
Diluted weighted average shares	145,335	146,689	145,412	146,382
Basic earnings per share	$0.61	$0.54	$1.18	$1.04
Diluted earnings per share	$0.60	$0.53	$1.15	$1.02

(3)	Inventories

Inventories were comprised of the following at December 31, 2013 and June 30, 2013 (in thousands):

	December 31, 2013	June 30, 2013
Raw materials	$55,851	$46,841
Work in progress	2,255	1,990
Finished goods	119,971	97,016
Total inventories	$178,077	$145,847

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(4)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of December 31, 2013 and June 30, 2013 (in thousands):

	December 31, 2013	June 30, 2013
Machinery and equipment	$177,120	$165,782
Computer equipment	118,879	109,657
Furniture and fixtures	41,341	40,706
Vehicles	3,603	3,282
Clinical, demonstration and rental equipment	104,763	102,304
Leasehold improvements	29,888	28,466
Land	60,306	61,091
Buildings	256,952	260,857
	792,852	772,145
Accumulated depreciation and amortization	(378,508)	(360,712)
Property, plant and equipment, net	$414,344	$411,433

(5)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at December 31, 2013 and June 30, 2013, was $5.5 million and $4.0 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values which can be market supported and unobservable inputs including future cash flows. During the six months ended December 31, 2013 and 2012, we recognized $Nil and $0.2 million, respectively, of impairment losses related to our cost-method investments. We have determined that the fair value of our investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the six months ended December 31, 2013 and 2012 (in thousands):

	Six Months Ended December 31,
	2013	2012
Balance at the beginning of the period	$4,000	$2,250
Investments	1,525	891
Impairment of cost-method investments	-	(225)
Balance at the end of the period	$5,525	$2,916

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(6)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the six months ended December 31, 2013, and 2012 were as follows (in thousands):

	Six Months Ended December 31,
	2013	2012
Balance at the beginning of the period	$274,829	$256,209
Business acquisition	3,227	13,876
Foreign currency translation adjustments	11,989	9,299
Balance at the end of the period	$290,045	$279,384

Other Intangible Assets

Other intangible assets are comprised of the following as of December 31, 2013, and June 30, 2013 (in thousands):

	December 31, 2013	June 30, 2013
Developed/core product technology	$75,399	$72,698
Accumulated amortization	(50,671)	(45,492)
Developed/core product technology, net	24,728	27,206
Trade names	2,786	2,662
Accumulated amortization	(2,698)	(2,491)
Trade names, net	88	171
Non-compete agreements	2,023	2,068
Accumulated amortization	(1,457)	(1,265)
Non compete agreements, net	566	803
Customer relationships	24,219	22,291
Accumulated amortization	(19,206)	(17,095)
Customer relationships, net	5,013	5,196
Patents	62,362	59,962
Accumulated amortization	(46,055)	(43,699)
Patents, net	16,307	16,263
Total other intangibles, net	$46,702	$49,639

Intangible assets consist of patents, customer relationships, trade names, non-compete agreements and developed/core product technology. We amortize intangible assets over the estimated useful life of the assets, generally between two and nine years. There are no expected residual values related to these intangible assets.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(7)	Long-Term Debt

Long-term debt at December 31, 2013 and June 30, 2013 consists of the following (in thousands):

	December 31, 2013	June 30, 2013
Current long-term debt	$18	$300,017
Non-current long-term debt	435,794	769
Total long-term debt	$435,812	$300,786

Credit Facility

On October 31, 2013, we entered into a credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger. Our obligations under the credit agreement are guaranteed by ResMed Corp. and ResMed Motor Technologies Inc., two of our U.S. subsidiaries.

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At December 31, 2013, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

When we entered into the credit agreement, we used a portion of the proceeds from the initial funding of the credit facility to repay the outstanding balance under our previously existing revolving credit facility with Union Bank, N.A and other lenders. On that repayment, the previously-existing credit agreement, dated as of February 10, 2011, between us and lenders (including Union Bank, N.A., as administrative agent, swing line lender and L/C Issuer, HSBC Bank USA, National Association, as syndication agent and Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank), was terminated and the commitments under the previously existing credit agreement were also terminated.

Our obligations under the new credit agreement are unsecured but are guaranteed by two of our U.S. subsidiaries. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum leverage ratio of funded debt to EBITDA (as defined in the credit agreement) and an interest coverage ratio. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs, as defined in the credit agreement. Events of default under the credit agreement include failure to make payments when due, the occurrence of a default in the performance of any covenants in the credit agreement or related documents, or certain changes of control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc., ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP Holdings LLC.

At December 31, 2013, there was $435.0 million outstanding under the credit agreement.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(8)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the six months ended December 31, 2013 and 2012 are as follows (in thousands):

	Six Months Ended December 31,
	2013	2012
Balance at the beginning of the period	$16,011	$17,018
Warranty accruals for the period	4,425	7,262
Warranty costs incurred for the period	(4,500)	(5,627)
Foreign currency translation adjustments	(252)	123
Balance at the end of the period	$15,684	$18,776

(9)	Stock-Based Employee Compensation

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

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Stock options:
Weighted average grant date fair value	$10.90	$9.38	$10.90	$9.34
Weighted average risk-free interest rate	1.44%	0.61%	1.44%	0.61%
Expected option life in years	4.9	4.9	4.9	4.9
Dividend yield	2.06%	1.74%	2.06%	1.75%
Expected volatility	30%	33%	30%	33%
ESPP purchase rights:
Weighted average risk-free interest rate	0.08%	0.15%	0.08%	0.15%
Expected option life in years	6 months	6 months	6 months	6 months
Dividend yield	1.44% - 1.96%	1.67%	1.44% - 1.96%	1.67%
Expected volatility	24% - 28%	27% - 30%	24% - 28%	27% - 30%

During the six months ended December 31, 2013 and 2012, we also granted performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative total stockholder return over a three-year period, up to a maximum amount to be issued under the award of 200% of the original grant. The weighted average fair value of PRSUs granted during the six months ended December 31, 2013 and 2012 was estimated at $50.09 and $37.87 per PRSU, respectively, using a Monte-Carlo simulation valuation model.

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

During the three and six months ended December 31, 2013, we repurchased 1.5 million and 2.0 million shares at a cost of $74.0 million and $95.1 million, respectively. Since the inception of our share repurchase programs and through December 31, 2013, we have repurchased a total of 34.0 million shares at a cost of $1.2 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2013, 2.6 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors designated 2,000,000 shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No such shares were issued or outstanding at December 31, 2013 and June 30, 2013.

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

At the annual meeting of our stockholders on November 13, 2013, our stockholders approved an amendment to the 2009 Plan to increase the number of shares of common stock that may be issued or transferred pursuant to awards under the 2009 Plan by 8.3 million shares to 43.7 million shares. The number of securities remaining available for future issuance under the 2009 Plan at December 31, 2013 is 16.1 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

At December 31, 2013, there was $97.0 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.6 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at December 31, 2013 was $254.0 million and $120.4 million, respectively. The aggregate intrinsic value of the options exercised during the six months ended December 31, 2013 and 2012, was $50.5 million and $36.2 million, respectively.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes option activity during the six months ended December 31, 2013:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	6,316,136	$22.68	3.1
Granted	161,005	48.56
Exercised	(745,512)	19.74
Forfeited	(37,675)	39.60
Outstanding at end of period	5,693,954	$23.69	2.8
Exercise price range of granted options	46.15 - 51.25
Options exercisable at end of period	4,555,349	$20.66
The following table summarizes the activity of restricted stock units during the six months ended December 31, 2013:
		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,633,407	$33.25	1.4
Granted	839,647	46.68
Vested	(876,530)	31.42
Forfeited	(38,049)	32.43
Outstanding at end of period	2,558,475	$38.29	1.8

Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At December 31, 2013, the number of shares remaining available for future issuance under the ESPP is 1.9 million shares.

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

The following table summarizes our financial assets and liabilities, as at December 31, 2013 and June 30, 2013, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at December 31, 2013
Foreign currency hedging instruments, net	$-	$(16,667)	$-	$(16,667)
Business acquisition contingent consideration	$-	$-	$(4,043)	$(4,043)
Balances at June 30, 2013
Foreign currency hedging instruments, net	$-	$(7,000)	$-	$(7,000)
Business acquisition contingent consideration	$-	$-	$(7,779)	$(7,779)

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

The following is a reconciliation of changes in the fair value of contingent consideration for the six months ended December 31, 2013 (in thousands):

Six Months Ended December 31, 2013
Balance at the beginning of the period	$(7,779)
Acquisition date fair value of contingent consideration	-
Changes in fair value included in operating income	3,438
Payments	442
Foreign currency translation adjustments	(144)
Balance at the end of the period	$(4,043)

We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2013 or June 30, 2013.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(12)	Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

In March 2013, we filed parallel legal actions in the International Trade Commission, or ITC, and in U.S. district court against Taiwanese manufacturer APEX to stop the infringement of several ResMed patents. In August 2013, the ITC entered a consent decree against APEX, ordering that it not import or sell after import products that infringe the claims of the patents that ResMed asserted against APEX. Thereafter, APEX initiated inter partes review proceedings in the U.S. Patent and Trademark Office, challenging the validity of most of the claims asserted against APEX in the ITC. The U.S. district court has stayed the litigation against APEX pending the resolution of the inter partes review. APEX has also advised the ITC that is has redesigned the accused products and requested that the ITC determine whether those products are subject to the consent decree. The ITC has referred APEX’s request to an administrative law judge for an initial determination on the question of infringement. Therefore the matter is ongoing as to APEX. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements when taken as a whole.

In June 2013, we filed a lawsuit in U.S. district court against Chinese manufacturer BMC Medical Co., Ltd and its U.S. distributor to stop the infringement of several ResMed patents. In July 2013, we amended the district court lawsuit, and filed a parallel proceeding in the ITC. The ITC initiated an investigation of BMC’s alleged infringement in August 2013, and that matter is proceeding. The district court lawsuit has been stayed by the court pending the conclusion of the ITC proceeding. Therefore the matter is ongoing as to BMC. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements when taken as a whole.

In November 2013, we obtained preliminary injunctions prohibiting APEX and BMC from marketing and selling certain products accused of patent infringement in Germany. The orders, entered by the Munich District Court, prohibit APEX and BMC from selling those products without a further court order. ResMed also filed separate actions seeking damages from each defendant. APEX and BMC have informed the court that they will contest the injunctions and the actions for damages. Therefore the matter is ongoing. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements when taken as a whole.

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

We held foreign currency instruments with notional amounts totaling $412.7 million and $462.1 million at December 31, 2013 and June 30, 2013, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to December 31, 2016.

The following table summarizes the amount and location of our derivative financial instruments as of December 31, 2013 and June 30, 2013 (in thousands):

	December 31, 2013	June 30, 2013	Balance Sheet Caption
Foreign currency hedging instruments	$71	$1,350	Other assets - current
Foreign currency hedging instruments	169	657	Other assets - non current
Foreign currency hedging instruments	(16,907)	(9,007)	Accrued expenses
	$(16,667)	$(7,000)

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the six months ended December 31, 2013 and December 31, 2012, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Six Months Ended December 31,
	2013	2012
Foreign currency hedging instruments	$(14,459)	$(1,845)	Other, net
Other foreign-currency-denominated transactions	10,621	1,759	Other, net
	$(3,838)	$(86)

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and six months ended December 31, 2013. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with selected financial data and condensed consolidated financial statements and notes, included herein.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three and six months ended December 31, 2013, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between SDB/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During the three and six months ended December 31, 2013, we invested $29.5 million and $56.9 million, respectively, on research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We are taking steps to increase awareness of the health dangers of SDB by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between SDB, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We also believe these efforts should help inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the three months ended December 31, 2013, our net revenue increased by 2% when compared to the three months ended December 31, 2012. Gross margin was 64.7% for the three months ended December 31, 2013 compared to 61.8% for the three months ended December 31, 2012. Diluted earnings per share for the three months ended December 31, 2013 increased to $0.60 per share, up from $0.53 per share in the three months ended December 31, 2012.

At December 31, 2013, our cash and cash equivalents totaled $972.7 million, our total assets were $2.3 billion and our stockholders’ equity was $1.6 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended December 31, 2013 to $384.3 million compared to $376.5 million for the three months ended December 31, 2012, an increase of $7.8 million or 2%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar favorably impacted revenues by approximately $4.1 million for the three months ended December 31, 2013. Excluding the impact of foreign currency movements, net revenue for the three months ended December 31, 2013 increased by 1% compared to the three months ended December 31, 2012.

Net revenue in North and Latin America decreased for the three months ended December 31, 2013 to $206.6 million from $211.8 million for the three months ended December 31, 2012, a decrease of 2%. The decrease in net revenue is primarily attributable to increased competitor activity and market restructuring due to competitive bidding. Net revenue in markets outside North and Latin America, for the three months ended December 31, 2013, increased to $177.7 million from $164.7 million for the three months ended December 31, 2012, an increase of 8%. Movements in international currencies against the U.S. dollar favorably impacted international revenues by approximately $4.1 million during the three months ended December 31, 2012. Excluding the impact of movements in international currencies, international sales grew by 5% compared to the three months ended December 31, 2012.

Net revenue from the sales of flow generators, including humidifiers, for the three months ended December 31, 2013 totaled $207.0 million, an increase of 2% compared to the three months ended December 31, 2012 of $202.6 million, including a decrease of 5% in North and Latin America and an increase of 9% elsewhere. Net revenue from the sales of masks and other accessories for the three months ended December 31, 2013 totaled $177.3 million, an increase of 2% compared to the three months ended December 31, 2012 of $173.9 million, including 0% growth in North and Latin America and 6% elsewhere.

The following table summarizes the percentage movements in our net revenue for the three months ended December 31, 2013 compared to the three months ended December 31, 2012:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)*
Flow generators	-5%	9%	2%	6%	1%
Masks and other accessories	0%	6%	2%	4%	1%
Total	-2%	8%	2%	5%	1%

*	Constant currency numbers exclude the impact of movements in international currencies.

Net revenue for the six months ended December 31, 2013, was $742.0 million as compared to $716.3 million for the six months ended December 31, 2012, an increase of 4%. For the six months ended December 31, 2013, revenue from sales of flow generators increased by 4% compared to the six months ended December 31, 2012, comprised of a decrease of 1% in North and Latin America and an 8% increase elsewhere. For the six months ended December 31, 2013, revenue from sales of mask systems, motors and other accessories increased by 3% compared to the six months ended December 31, 2012, comprised of a 1% increase in North and Latin America and an 8% increase elsewhere. Movement in international currencies against the U.S. dollar favorably impacted net revenue by approximately $7.7 million during the six months ended December 31, 2013. Excluding the impact of favorable currency movements, total revenue for the six months ended December 31, 2013 increased by 3% compared to the six months ended December 31, 2012.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the percentage movements in our net revenue for the six months ended December 31, 2013 compared to the six months ended December 31, 2012:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency) *
Flow generators	-1%	8%	4%	5%	2%
Masks and other accessories	1%	8%	3%	6%	3%
Total	0%	8%	4%	5%	3%

*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended December 31, 2013 to $248.8 million from $232.7 million for the three months ended December 31, 2012, an increase of $16.0 million or 7%. Gross profit as a percentage of net revenue for the three months ended December 31, 2013 increased to 64.7% from 61.8% for the three months ended December 31, 2012.

The improvement in gross margins for the three months ended December 31, 2013 was primarily due to manufacturing and supply chain improvements, favorable product mix, positive foreign currency impact due to the cost savings attributable to the depreciation of the Australian dollar against the U.S. dollar and Euro and a favorable geographic mix of sales, partially offset by declines in our average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2013 to $111.7 million from $107.8 million for the three months ended December 31, 2012, an increase of $3.9 million or 4%. Selling, general and administrative expenses, as a percentage of net revenue, were 29.1% for the three months ended December 31, 2013 compared to 28.6% for the three months ended December 31, 2012.

Selling, general and administrative expenses increased for the six months ended December 31, 2013 to $213.1 million from $206.1 million for the six months ended December 31, 2012, an increase of $7.0 million or 3%. Selling, general and administrative expenses, as a percentage of net revenue, were 28.7% for the six months ended December 31, 2013 compared to 28.8% for the six months ended December 31, 2012.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other related expenses to support our sales. The selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.1 million for the three months ended December 31, 2013, as reported in U.S. dollars. As a percentage of net revenue, we expect our selling, general and administrative expenses for the year ended June 30, 2014, to be approximately 29%.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expenses

Research and development expenses decreased slightly for the three months ended December 31, 2013 to $29.5 million from $30.3 million for the three months ended December 31, 2012, a decrease of $0.8 million. The research and development expenses were favorably impacted by the depreciation of the Australian dollar against the U.S. dollar, which decreased our expenses by approximately $2.2 million for the three months ended December 31, 2013, as reported in U.S. dollars. In constant currency terms, our research and development expenses increased by 5% compared to the three months ended December 31, 2012. Research and development expenses, as a percentage of net revenue, were 7.7% for the three months ended December 31, 2013 compared to 8.1% for the three months ended December 31, 2012.

Research and development expenses decreased for the six months ended December 31, 2013 to $56.9 million from $57.5 million for the six months ended December 31, 2012, a decrease of $0.6 million or 1%. Research and development expenses, as a percentage of net revenue, were 7.7% for the six months ended December 31, 2013 compared to 8.0% for the six months ended December 31, 2012.

The constant currency increase in research and development expenses was primarily due to an increase in the number of research and development personnel, consulting and contractor expenses and an increase in materials and tooling costs incurred to facilitate development of new products. As a percentage of net revenue, we expect our research and development expenses for the year ended June 30, 2014, to be approximately 8%.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended December 31, 2013 totaled $2.5 million and $4.9 million, respectively, as compared to $2.5 million and $5.1 million for the three and six months ended December 31, 2012.

Total Other Income, Net

Other income, net for the three and six months ended December 31, 2013 was $4.4 million and $9.6 million, respectively, compared to $6.3 million and $16.7 million, respectively, for the three and six months ended December 31, 2012. The decrease in other income, net, during the three and six months ended December 31, 2013, was due primarily to losses on foreign currency transactions, lower net interest income due to lower interest rates on cash balances held, and the depreciation of the Australian dollar against the U.S. dollar.

Income Taxes

Our effective income tax rate of approximately 20.9% for the three months ended December 31, 2013 was consistent with our effective income tax rate of approximately 20.8% for the three months ended December 31, 2012. Our effective income tax rate of approximately 20.8% for the six months ended December 31, 2013 was broadly consistent with our effective tax rate of 21.2% for the six months ended December 31, 2012. Our effective income tax rate is affected by the geographic mix of our taxable income, including the lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs which will expire in whole or in part at various dates through June 30, 2020. As of December 31, 2013, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend these earnings to be permanently reinvested outside the United States.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income

As a result of the factors above and share repurchases, our net income for the three months ended December 31, 2013 was $86.6 million or $0.60 per diluted share compared to net income of $77.9 million or $0.53 per diluted share for the three months ended December 31, 2012, an increase of 11% and 13%, respectively, over the three months ended December 31, 2012. Our net income for the six months ended December 31, 2013 was $167.6 million or $1.15 per diluted share compared to net income of $149.2 million or $1.02 per diluted share for the six months ended December 31, 2012, an increase of 12% and 13%, respectively, over the six months ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013 and June 30, 2013, we had cash and cash equivalents of $972.7 million and $876.0 million, respectively. Working capital was $1.3 billion and $874.8 million at December 31, 2013 and June 30, 2013, respectively.

As of December 31, 2013 and June 30, 2013, our cash and cash equivalent balances held within the United States amounted to $22.5 million and $38.2 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2013 and June 30, 2013, of $950.2 million and $837.8 million, respectively, were held by our non-U.S. subsidiaries and would be subject to tax if repatriated. If these funds were needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, we intend to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. Our cash and cash equivalent balances are held at highly rated financial institutions.

Inventories at December 31, 2013 were $178.1 million, a decrease of $16.7 million or 9% over the December 31, 2012 balance of $194.8 million. The decrease in inventories was mainly due to improved inventory management.

Accounts receivable at December 31, 2013 were $301.6 million, an increase of $20.2 million or 7% over the December 31, 2012 accounts receivable balance of $281.4 million. Accounts receivable days outstanding of 70 days at December 31, 2013 was higher than the 68 days at December 31, 2012. Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2013 was 4.0% compared to 3.0% at June 30, 2013. The increase in our allowance for doubtful debts as a percentage of total accounts receivable was predominantly attributable to an additional provision for one customer account during the three months ended September 30, 2013.

During the six months ended December 31, 2013, we generated cash of $174.6 million from operations. This was broadly consistent with the cash generated from operations for the six months ended December 31, 2012 of $171.9 million. Movements in foreign currency exchange rates during the six months ended December 31, 2013 had the effect of reducing our cash and cash equivalents by $16.4 million, as reported in U.S. dollars. During the six months ended December 31, 2013 and 2012, we repurchased 2.0 million and 1.2 million shares at a cost of $95.1 million and $48.1 million, respectively. During the six months ended December 31, 2013 and 2012, we also paid a dividend of $71.1 million and $48.7 million, respectively.

Capital expenditures for the six months ended December 31, 2013 and 2012 amounted to $36.4 million and $27.6 million, respectively. The capital expenditures for the six months ended December 31, 2013 primarily reflected investment in production tooling equipment and machinery, computer hardware and software, and rental and loan equipment. At December 31, 2013, our balance sheet reflects net property, plant and equipment of $414.3 million compared to $411.4 million at June 30, 2013.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2013, no capital lease obligations exist. Details of contractual obligations at December 31, 2013 are as follows:

		Payments Due by Period
In $000’s	Total	2014	2015	2016	2017	2018	Thereafter
Long Term Debt	$435,812	$18	$-	$-	$-	$435,000	$794
Interest on Long Term Debt	25,542	5,258	5,258	5,258	5,258	4,386	124
Operating Leases	41,748	16,567	11,362	6,231	2,996	1,279	3,313
Purchase Obligations	89,881	89,881	-	-	-	-	-
Total	$592,983	$111,724	$16,620	$11,489	$8,254	$440,665	$4,231

Details of other commercial commitments as at December 31, 2013 are as follows:
		Amount of Commitment Expiration Per Period
In $000’s	Total	2014	2015	2016	2017	2018	Thereafter
Guarantees*	$16,231	$5,576	$832	$2,031	$-	$-	$7,792
Other	1,250	357	357	357	179	-	-
Total	$17,481	$5,933	$1,189	$2,388	$179	$-	$7,792

*

The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

Credit Facility

On October 31, 2013, we entered into a credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger. Our obligations under the credit agreement are guaranteed by ResMed Corp. and ResMed Motor Technologies Inc., two of our U.S. subsidiaries.

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At December 31, 2013, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

When we entered into the credit agreement, we used a portion of the proceeds from the initial funding of the credit facility to repay the outstanding balance under our previously existing revolving credit facility with Union Bank, N.A and other lenders. On that repayment, the previously-existing credit agreement, dated as of February 10, 2011, between us and lenders (including Union Bank, N.A., as administrative agent, swing line lender and L/C Issuer, HSBC Bank USA, National Association, as syndication agent and Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank), was terminated and the commitments under that previously existing credit agreement were also terminated.

Our obligations under the new credit agreement are unsecured but are guaranteed by two of our U.S. subsidiaries. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum leverage ratio of funded debt to EBITDA (as defined in the credit agreement) and an interest coverage ratio. The entire principal

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs, as defined in the credit agreement. Events of default under the credit agreement include failure to make payments when due, the occurrence of a default in the performance of any covenants in the credit agreement or related documents, or certain changes of control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc., ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP Holdings LLC.

At December 31, 2013, we were in compliance with our debt covenants and there was $435.0 million outstanding under the credit agreement.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and the unused portion of our debt facilities.

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

During the six months ended December 31, 2013, we repurchased 2.0 million shares at a cost of $95.1 million. At December 31, 2013, we have repurchased a total of 34.0 million shares at a cost of $1.2 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2013, 2.6 million additional shares can be repurchased under the approved share repurchase program.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of December 31, 2013 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Singapore Dollar (SGD)	Canadian Dollar (CAD)	British Pound (GBP)	Malaysian Ringgit (MYR)
AUD Functional:
Assets	-	189,807	89,432	84	-	-	3,455
Liabilities	-	(120,045)	(36,535)	(20)	(327)	(5,167)	-
Foreign Currency Hedges	-	(65,000)	(20,629)	-	-	3,312	(3,050)
Net Total	-	4,762	32,268	64	(327)	(1,855)	405
USD Functional:
Assets	-	-	-	-	9,886	-	-
Liability	-	-	(22)	-	-	-	-
Foreign Currency Hedges	-	-	-	-	(8,466)	-	-
Net Total	-	-	(22)	-	1,420	-	-
EURO Functional:
Assets	11	60	-	-	-	2,199	-
Liability	(6)	(896)	-	-	-	(259)	-
Foreign Currency Hedges	-	-	-	-	-	-	-
Net Total	5	(836)	-	-	-	1,940	-
GBP Functional:
Assets	-	-	41,056	-	-	-	-
Liability	-	-	(34,295)	-	-	-	-
Foreign Currency Hedges	-	-	-	-	-	-	-
Net Total	-	-	6,761	-	-	-	-
SGD Functional:
Assets	307	107,000	76,375	-	-	-	-
Liability	(2,252)	(108,790)	(30,568)	-	-	-	-
Foreign Currency Hedges	2,233	10,000	(48,135)	-	-	-	-
Net Total	288	8,210	(2,328)	-	-	-	-
INR Functional:
Assets	-	47	-	-	-	-	-
Liability	-	(2,299)	(41)	-	-	-	-
Foreign Currency Hedges	-	-	-	-	-	-	-
Net Total	-	(2,252)	(41)	-	-	-	-
MYR Functional:
Assets	-	1,151	61	-	-	-	-
Liability	(98)	(483)	-	-	-	-	-
Foreign Currency Hedges	-	-	-	-	-	-	-
Net Total	(98)	668	61	-	-	-	-

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at December 31, 2013. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Year 3	Total	September 30, 2013	June 30, 2013
Receive AUD/Pay USD
Contract amount	80,000	10,000	-	90,000	(930)	(822)
Ave. contractual exchange rate	AUD 1 = USD 0.9271	AUD 1 = USD 1.0500		AUD 1 = USD 0.9393
Receive AUD/Pay Euro
Contract amount	96,000	124,000	28,000	248,000	(15,019)	(6,985)
Ave. contractual exchange rate	AUD 1 = Euro 0.8323	AUD 1 = Euro 0.8120	AUD 1 = Euro 0.7500	AUD 1 = Euro 0. 8123
Receive SGD/Pay Euro
Contract amount	48,000	-	-	48,000	(694)	501
Ave. contractual exchange rate	SGD 1 = Euro 0. 5845			SGD 1 = Euro 0. 5845
Receive AUD/Pay SGD
Contract amount	2,000	-	-	2,000	22	(193)
Ave. contractual exchange rate	SGD 1 = AUD 0.8957			SGD 1 = AUD 0.8957
Receive USD/Pay SGD
Contract amount	10,000	-	-	10,000	(5)	284
Ave. contractual exchange rate	SGD 1 = USD 0.7919			SGD 1 = USD 0.7919
Receive GBP/Pay AUD
Contract amount	3,000	-	-	3,000	37	-
Ave. contractual exchange rate	AUD 1 = GBP 0.5398			AUD 1 = GBP 0.5398
Receive AUD/Pay MYR
Contract amount	3,000	-	-	3,000	(58)	-
Ave. contractual exchange rate	AUD 1 = MYR 2.9860			AUD 1 = MYR 2.9860
Receive USD/Pay CAD
Contract amount	8,000	-	-	8,000	(20)	215
Ave. contractual exchange rate	USD 1 = CAD 1.0701			USD 1 = CAD 1.0701

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At December 31, 2013, we held cash and cash equivalents of $972.7 million principally comprised of bank term deposits and at call accounts and they are invested at both short-term fixed interest rates and variable interest rates. At December 31, 2013, we had total long-term debt, including the current portion of those obligations, of $435.8 million, of which $435.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended December 31, 2013, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 12, “Legal Actions and Contingencies”, to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2013, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At December 31, 2013, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2013.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the six months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)
July 2013	0	$0.00	32,026,013	4,549,168
August 2013	356,492	48.88	32,382,505	4,192,676
September 2013	75,203	48.34	32,457,708	4,117,473
October 2013	33,305	49.62	32,491,013	4,084,168
November 2013	476,060	50.20	32,967,073	3,608,108
December 2013	1,033,940	46.90	34,001,013	2,574,168
Total	1,975,000	48.15	34,001,013	2,574,168

(1)

On August 24, 2011, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of ResMed Inc. common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant. The program authorizes us to purchase in addition to the shares we repurchased under our previous programs. There is no expiration date for this program. All share repurchases since August 24, 2011 have been executed in accordance with this program. Since the inception of the share buyback programs, we have repurchased 34.1 million shares at a total cost of $1.2 billion.

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

None

Item 5	Other Information

None

PART II – OTHER INFORMATION	Items 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed on September 17, 2012)

10.1	Credit Agreement, dated as of October 31, 2013, among ResMed Inc., the lenders Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2013)

10.2	Unconditional Guaranty entered into as of October 31, 2013, by each of ResMed Corp. and ResMed Motor Technologies Inc., in favor of Union Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2013)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, filed on January 29, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 29, 2014

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)