Form 10-Q
period 2014-03-31
RESMED INC
filed 2014-05-01
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At April 21, 2014, there were 140,330,978 shares of Common Stock ($0.004 par value) outstanding. This number excludes 35,641,013 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.     Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	March 31, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$938,563	$876,048
Accounts receivable, net of allowance for doubtful accounts of $9,469 and $9,912 at March 31, 2014 and June 30, 2013, respectively	337,572	318,349
Inventories (note 3)	164,888	145,847
Deferred income taxes	36,021	38,552
Income taxes receivable	7,730	8,910
Prepaid expenses and other current assets	79,128	61,143

Total current assets	1,563,902	1,448,849
Non-current assets:
Property, plant and equipment, net (note 4)	429,049	411,433
Goodwill and other intangible assets, net (note 6)	336,938	324,468
Deferred income taxes	23,009	20,053
Other assets	11,668	5,918

Total non-current assets	800,664	761,872

Total assets	$2,364,566	$2,210,721

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	55,483	60,688
Accrued expenses	142,082	137,674
Deferred revenue	42,182	44,953
Income taxes payable	6,353	30,090
Deferred income taxes	774	627
Current portion of long-term debt (note 7)	18	300,017

Total current liabilities	246,892	574,049
Non-current liabilities:
Deferred income taxes	10,081	9,895
Deferred revenue	15,585	11,928
Long-term debt (note 7)	395,785	769
Income taxes payable	5,318	3,564

Total non-current liabilities	426,769	26,156

Total liabilities	673,661	600,205

Commitments and contingencies (note 12)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 175,932,557 issued and 140,291,544 outstanding at March 31, 2014 and 174,038,766 issued and 142,012,753 outstanding at June 30, 2013	561	568
Additional paid-in capital	1,084,502	1,025,064
Retained earnings	1,727,789	1,576,641
Treasury stock, at cost, 35,641,013 shares at March 31, 2014, and 32,026,013 shares at June 30, 2013	(1,251,482)	(1,083,845)
Accumulated other comprehensive income	129,535	92,088

Total stockholders’ equity	1,690,905	1,610,516

Total liabilities and stockholders’ equity	$2,364,566	$2,210,721

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenue	$397,758	$383,581	$1,139,762	$1,099,850
Cost of sales	145,970	144,132	411,234	419,041

Gross profit	251,788	239,449	728,528	680,809

Operating expenses:
Selling, general and administrative	115,101	109,628	328,172	315,745
Research and development	29,530	31,189	86,430	88,735
Amortization of acquired intangible assets	2,459	2,533	7,325	7,671

Total operating expenses	147,090	143,350	421,927	412,151

Income from operations	104,698	96,099	306,601	268,658

Other income, net:
Interest income, net	6,015	8,078	19,182	25,047
Other, net	2,199	3,815	(1,340)	3,587

Total other income, net	8,214	11,893	17,842	28,634

Income before income taxes	112,912	107,992	324,443	297,292
Income taxes	22,943	23,079	66,908	63,172

Net income	$89,969	$84,913	$257,535	$234,120

Basic earnings per share	$0.64	$0.59	$1.82	$1.64
Diluted earnings per share (note 2)	$0.63	$0.58	$1.78	$1.60
Dividend declared per share	$0.25	$0.17	$0.75	$0.51
Basic shares outstanding (000’s)	140,959	143,293	141,774	143,049
Diluted shares outstanding (000’s)	143,375	146,643	144,758	146,479

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income	$89,969	$84,913	$257,535	$234,120
Other comprehensive income:
Foreign currency translation gain (loss) adjustments	50,612	(8,361)	37,447	22,659

Comprehensive income	$140,581	$76,552	$294,982	$256,779

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$257,535	$234,120
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,631	58,621
Stock-based compensation costs	32,679	27,658
Impairment of cost-method investments	-	225
Foreign currency revaluation	(3,305)	(5,728)
Excess tax benefit from stock-based compensation arrangements	(11,388)	(12,757)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(12,873)	(9,214)
Inventories, net	(15,735)	9,863
Prepaid expenses, net deferred income taxes and other current assets	(4,020)	(3,881)
Accounts payable, accrued expenses and other liabilities	(20,839)	(20,006)

Net cash provided by operating activities	275,685	278,901

Cash flows from investing activities:
Purchases of property, plant and equipment	(54,210)	(47,576)
Patent registration costs	(5,691)	(5,853)
Business acquisitions, net of cash acquired	(3,172)	(5,418)
Investments in cost-method investments	(5,275)	(1,558)
Purchases of foreign currency options	(1,337)	(595)
(Payments)/Proceeds from exercise of foreign currency contracts	(2,466)	9,485

Net cash used in investing activities	(72,151)	(51,515)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	15,624	49,883
Excess tax benefit from stock-based compensation arrangements	11,388	12,757
Purchases of treasury stock	(169,398)	(115,339)
Payment of business combination contingent consideration	(1,117)	(1,641)
Proceeds from borrowings, net of borrowing costs	507,838	90,000
Repayment of borrowings	(415,029)	(176)
Dividend paid	(106,387)	(72,939)

Net cash used in financing activities	(157,081)	(37,455)

Effect of exchange rate changes on cash	16,062	13,226

Net increase in cash and cash equivalents	62,515	203,157
Cash and cash equivalents at beginning of period	876,048	809,541

Cash and cash equivalents at end of period	$938,563	$1,012,698

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$76,127	$62,371
Interest paid	$4,680	$4,640

Fair value of assets acquired, excluding cash	$2,257	$5,970
Liabilities assumed	(829)	(2,278)
Goodwill on acquisition	3,227	13,876
Deferred payments	(1,483)	-
Fair value of contingent consideration	-	(12,150)

Total purchase price, excluding contingent consideration	$3,172	$5,418

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

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

The condensed consolidated financial statements for the three and nine months ended March 31, 2014 and 2013 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2013.

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

Stock options of 381,837 and 312,848 for the three months ended March 31, 2014 and 2013, and stock options of 254,958 and 193,269 for the nine months ended March 31, 2014 and 2013, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended March 31, 2014 and 2013 are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Numerator:
Net Income, used in calculating diluted earnings per share	$89,969	$84,913	$257,535	$234,120
Denominator:
Basic weighted-average common shares outstanding	140,959	143,293	141,774	143,049
Effect of dilutive securities:
Stock options and restricted stock units	2,416	3,350	2,984	3,430
Diluted weighted average shares	143,375	146,643	144,758	146,479
Basic earnings per share	$0.64	$0.59	$1.82	$1.64
Diluted earnings per share	$0.63	$0.58	$1.78	$1.60

(3)	Inventories

Inventories were comprised of the following at March 31, 2014 and June 30, 2013 (in thousands):

	March 31, 2014	June 30, 2013
Raw materials	$54,562	$46,841
Work in progress	2,701	1,990
Finished goods	107,625	97,016
Total inventories	$164,888	$145,847

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(4)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of March 31, 2014 and June 30, 2013 (in thousands):

	March 31, 2014	June 30, 2013
Machinery and equipment	$194,277	$165,782
Computer equipment	125,176	109,657
Furniture and fixtures	42,082	40,706
Vehicles	3,811	3,282
Clinical, demonstration and rental equipment	103,988	102,304
Leasehold improvements	30,726	28,466
Land	61,790	61,091
Buildings	263,401	260,857
	825,251	772,145
Accumulated depreciation and amortization	(396,202)	(360,712)
Property, plant and equipment, net	$429,049	$411,433

(5)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at March 31, 2014 and June 30, 2013, was $9.3 million and $4.0 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the nine months ended March 31, 2014 and 2013, we recognized $Nil and $0.2 million, respectively, of impairment losses related to our cost-method investments. We have determined that the fair value of our investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the nine months ended March 31, 2014 and 2013 (in thousands):

	Nine Months Ended March 31,
	2014	2013
Balance at the beginning of the period	$4,000	$2,250
Investments	5,275	1,558
Impairment of cost-method investments	-	(225)
Balance at the end of the period	$9,275	$3,583

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(6)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the nine months ended March 31, 2014, and 2013 were as follows (in thousands):

	Nine Months Ended March 31,
	2014	2013
Balance at the beginning of the period	$274,829	$256,209
Business acquisition	3,227	13,876
Foreign currency translation adjustments	12,729	2,711
Balance at the end of the period	$290,785	$272,796

Other Intangible Assets

Other intangible assets are comprised of the following as of March 31, 2014, and June 30, 2013 (in thousands):

	March 31, 2014	June 30, 2013
Developed/core product technology	$76,058	$72,698
Accumulated amortization	(52,602)	(45,492)
Developed/core product technology, net	23,456	27,206
Trade names	2,799	2,662
Accumulated amortization	(2,689)	(2,491)
Trade names, net	110	171
Non-compete agreements	2,100	2,068
Accumulated amortization	(1,626)	(1,265)
Non compete agreements, net	474	803
Customer relationships	24,643	22,291
Accumulated amortization	(20,237)	(17,095)
Customer relationships, net	4,406	5,196
Patents	66,972	59,962
Accumulated amortization	(49,265)	(43,699)
Patents, net	17,707	16,263
Total other intangibles, net	$46,153	$49,639

Intangible assets consist of patents, customer relationships, trade names, non-compete agreements and developed/core product technology. We amortize intangible assets over the estimated useful life of the assets, generally between two and nine years. There are no expected residual values related to these intangible assets.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(7)	Long-Term Debt

Long-term debt at March 31, 2014 and June 30, 2013 consists of the following (in thousands):

	March 31, 2014	June 30, 2013
Current long-term debt	$18	$300,017
Non-current long-term debt	395,785	769
Total long-term debt	$395,803	$300,786

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At March 31, 2014, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

When we entered into the credit agreement, we used a portion of the proceeds from the initial funding of the credit facility to repay the outstanding balance under our previous revolving credit facility with Union Bank, N.A and other lenders. On that repayment, the previous credit agreement, dated as of February 10, 2011, between us and lenders (including Union Bank, N.A., as administrative agent, swing line lender and L/C Issuer, HSBC Bank USA, National Association, as syndication agent and Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank), was terminated and the commitments under the previous credit agreement were also terminated.

Our obligations under the current credit agreement are unsecured but are guaranteed by two of our U.S. subsidiaries. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum leverage ratio of funded debt to EBITDA (as defined in the credit agreement) and an interest coverage ratio. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs, as defined in the credit agreement. Events of default under the credit agreement include failure to make payments when due, the occurrence of a default in the performance of any covenants in the credit agreement or related documents, or certain changes of control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc., ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP Holdings LLC.

At March 31, 2014, there was $395.0 million outstanding under the credit agreement.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(8)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the nine months ended March 31, 2014 and 2013 are as follows (in thousands):

	Nine Months Ended March 31,
	2014	2013
Balance at the beginning of the period	$16,011	$17,018
Warranty accruals for the period	2,839	7,120
Warranty costs incurred for the period	(5,458)	(7,999)
Foreign currency translation adjustments	216	98
Balance at the end of the period	$13,608	$16,237

(9)	Stock-Based Employee Compensation

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

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Stock options:
Weighted average grant date fair value	$-	$10.72	$10.90	$10.01
Weighted average risk-free interest rate	-	0.73%	1.44%	0.67%
Expected option life in years	-	4.9	4.9	4.9
Dividend yield	-	1.56%	2.06%	1.66%
Expected volatility	-	32%	30%	32%
ESPP purchase rights:
Weighted average risk-free interest rate	0.08%	0.15%	0.08%	0.15%
Expected option life in years	6 months	6 months	6 months	6 months
Dividend yield	1.96%	1.67%	1.44% - 1.96%	1.67%
Expected volatility	28%	27%	24% - 28%	27% - 30%

During the nine months ended March 31, 2014 and 2013, we also granted performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative total stockholder return over a three-year period, up to a maximum amount to be issued under the award of 200% of the original grant. The weighted average fair value of PRSUs granted during the nine months ended March 31, 2014 and 2013 was estimated at $50.09 and $38.46 per PRSU, respectively, using a Monte-Carlo simulation valuation model.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(10)	Stockholders’ Equity

Common Stock. On February 21, 2014, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. This program canceled and replaced our previous share repurchase program authorized on August 24, 2011, under which we had repurchased 18.1 million shares. The 20 million shares the new program authorizes us to purchase are in addition to the shares we repurchased on or before February 21, 2014 under our previous programs. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases since February 21, 2014 have been executed in accordance with this program.

During the three and nine months ended March 31, 2014, we repurchased 1.6 million and 3.6 million shares at a cost of $72.5 million and $167.6 million, respectively. Since the inception of our share repurchase programs and through March 31, 2014, we have repurchased a total of 35.6 million shares at a cost of $1.3 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2014, 19.1 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors designated 2,000,000 shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at March 31, 2014 and June 30, 2013.

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

At the annual meeting of our stockholders on November 13, 2013, our stockholders approved an amendment to the 2009 Plan to increase the number of shares of common stock that may be issued or transferred pursuant to awards under the 2009 Plan by 8.3 million shares to 43.7 million shares. The number of securities remaining available for future issuance under the 2009 Plan at March 31, 2014 is 16.2 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, that may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring, when up to 4.5 million shares of our common stock may be granted).

At March 31, 2014, there were $85.0 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.4 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at March 31, 2014 was $224.2 million and $101.0 million, respectively. The aggregate intrinsic value of the options exercised during the nine months ended March 31, 2014 and 2013, was $59.8 million and $56.5 million, respectively.

The following table summarizes option activity during the nine months ended March 31, 2014:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	6,316,136	$22.68	3.1
Granted	161,005	48.56
Exercised	(1,077,527)	19.28
Forfeited	(48,817)	39.58
Outstanding at end of period	5,350,797	$24.00	2.7
Exercise price range of granted options	46.15 - 51.25
Options exercisable at end of period	4,288,065	$21.13

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the activity of restricted stock units during the nine months ended March 31, 2014:
		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,633,407	$33.25	1.4
Granted	842,315	46.67
Vested	(886,626)	31.41
Forfeited	(64,005)	33.46
Outstanding at end of period	2,525,091	$38.37	1.5

Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At March 31, 2014, the number of shares remaining available for future issuance under the ESPP is 1.9 million shares.

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

The following table summarizes our financial assets and liabilities, as at March 31, 2014 and June 30, 2013, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at March 31, 2014
Foreign currency hedging instruments, net	$-	$(5,298)	$-	$(5,298)
Business acquisition contingent consideration	$-	$-	$(1,557)	$(1,557)
Balances at June 30, 2013
Foreign currency hedging instruments, net	$-	$(7,000)	$-	$(7,000)
Business acquisition contingent consideration	$-	$-	$(7,779)	$(7,779)

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

The following is a reconciliation of changes in the fair value of contingent consideration for the nine months ended March 31, 2014 (in thousands):

Nine Months Ended March 31, 2014
Balance at the beginning of the period	$(7,779)
Changes in fair value included in operating income	5,210
Payments	1,117
Foreign currency translation adjustments	(105)
Balance at the end of the period	$(1,557)

We did not have any significant non-financial assets or liabilities measured at fair value on March 31, 2014 or June 30, 2013.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(12)	Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

In March 2013, we filed parallel legal actions in the International Trade Commission, or ITC, and in U.S. district court against Taiwanese manufacturer APEX to stop the infringement of several ResMed patents. In August 2013, the ITC entered a consent decree against APEX, ordering that it not import or sell after import products that infringe the claims of the patents that ResMed asserted against APEX. Thereafter, APEX initiated inter partes review proceedings in the U.S. Patent and Trademark Office, challenging the validity of most of the claims asserted against APEX in the ITC. The U.S. district court has stayed the litigation against APEX pending resolution of the inter partes review. APEX also advised the ITC that it redesigned the accused products and requested that the ITC determine whether those products are subject to the consent decree. The ITC has referred APEX’s request to an administrative law judge for an initial determination on the question of infringement. The administrative law judge heard the request in March 2014, but has not yet rendered a decision. Therefore the matter is ongoing as to APEX. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements when taken as a whole.

In June 2013, we filed a lawsuit in U.S. district court against Chinese manufacturer BMC Medical Co., Ltd and its U.S. distributor to stop the infringement of several ResMed patents. In July 2013, we amended the district court lawsuit, and filed a parallel proceeding in the ITC. The ITC initiated an investigation of BMC’s alleged infringement in August 2013, and that matter is proceeding. The district court lawsuit has been stayed by the court pending the conclusion of the ITC proceeding. An administrative law judge heard the investigation in April 2014, but has not yet rendered a decision. Therefore the matter is ongoing as to BMC. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements when taken as a whole.

In November 2013, we obtained preliminary injunctions prohibiting APEX and BMC from marketing and selling certain products accused of patent infringement in Germany. The orders, entered by the Munich District Court, prohibit APEX and BMC from selling those products without a further court order. ResMed also filed separate actions seeking damages from each defendant. APEX and BMC have informed the court that they will contest the injunctions and the actions for damages, although in April 2014, BMC announced it was not contesting infringement or validity of one of the several asserted patents. Therefore the matters are ongoing as to APEX and BMC. However, we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.

Contingent Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold during the three months ended March 31, 2014 and 2013, amounted to $2.7 million and $0.3 million, respectively. The maximum potential amount of contingent liability under these arrangements at March 31, 2014 and June 30, 2013 were $4.1 million, and $0.3 million, respectively. The recourse liability recognized by us at March 31, 2014 and June 30, 2013, in relation to these arrangements was $0.4 million and $0.2 million, respectively.

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

We held foreign currency instruments with notional amounts totaling $465.6 million and $462.1 million at March 31, 2014 and June 30, 2013, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to March 31, 2017.

The following table summarizes the amount and location of our derivative financial instruments as of March 31, 2014 and June 30, 2013 (in thousands):

	March 31, 2014	June 30, 2013	Balance Sheet Caption
Foreign currency hedging instruments	$6,391	$1,350	Other assets - current
Foreign currency hedging instruments	411	657	Other assets - non current
Foreign currency hedging instruments	(12,100)	(9,007)	Accrued expenses
	$(5,298)	$(7,000)

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the nine months ended March 31, 2014 and March 31, 2013, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Nine Months Ended March 31,
	2014	2013
Foreign currency hedging instruments	$(2,085)	$6,713	Other, net
Other foreign-currency-denominated transactions	470	(2,997)	Other, net
	$(1,615)	$3,716

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2013 and elsewhere in this report.

In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in healthcare reform, social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities and various other factors. If any one or more of these risks or uncertainties materialize, or underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in our forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and nine months ended March 31, 2014. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with the selected financial data and condensed consolidated financial statements and notes, included in this report.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three and nine months ended March 31, 2014, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between SDB/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During the three and nine months ended March 31, 2014, we invested $29.5 million and $86.4 million, respectively, on research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We are taking steps to increase awareness of the health dangers of SDB by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between SDB, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We also believe these efforts should help inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the three months ended March 31, 2014, our net revenue increased by 4% when compared to the three months ended March 31, 2013. Gross margin was 63.3% for the three months ended March 31, 2014 compared to 62.4% for the three months ended March 31, 2013. Diluted earnings per share for the three months ended March 31, 2014 increased to $0.63 per share, up from $0.58 per share in the three months ended March 31, 2013.

At March 31, 2014, our cash and cash equivalents totaled $938.6 million, our total assets were $2.4 billion and our stockholders’ equity was $1.7 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended March 31, 2014 to $397.8 million compared to $383.6 million for the three months ended March 31, 2013, an increase of $14.2 million or 4%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar favorably impacted revenues by approximately $3.0 million for the three months ended March 31, 2014. Excluding the impact of foreign currency movements, net revenue for the three months ended March 31, 2014 increased by 3% compared to the three months ended March 31, 2013.

Net revenue in North and Latin America was flat for the three months ended March 31, 2014 at $216.1 million, compared to $215.2 million for the three months ended March 31, 2013. The flat net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories, offset by a decline in average selling prices. Net revenue in markets outside North and Latin America, for the three months ended March 31, 2014, increased to $181.6 million from $168.4 million for the three months ended March 31, 2013, an increase of 8%. Movements in international currencies against the U.S. dollar favorably impacted international revenues by approximately $3.0 million during the three months ended March 31, 2014. Excluding the impact of movements in international currencies, international sales grew by 6% compared to the three months ended March 31, 2013.

Net revenue from the sales of flow generators, including humidifiers, for the three months ended March 31, 2014 totaled $212.7 million, an increase of 1% compared to the three months ended March 31, 2013 of $210.0 million, including a decrease of 2% in North and Latin America and an increase of 4% elsewhere. Net revenue from the sales of masks and other accessories for the three months ended March 31, 2014 totaled $185.1 million, an increase of 7% compared to the three months ended March 31, 2013 of $173.6 million, including an increase of 2% in North and Latin America and 17% elsewhere.

The following table summarizes the percentage movements in our net revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency) *
Flow generators	-2%	4%	1%	2%	1%
Masks and other accessories	2%	17%	7%	14%	6%
Total	0%	8%	4%	6%	3%

*	Constant currency numbers exclude the impact of movements in international currencies.

Net revenue for the nine months ended March 31, 2014, was $1,139.8 million, compared to $1,099.9 million for the nine months ended March 31, 2013, an increase of 4%. For the nine months ended March 31, 2014, revenue from sales of flow generators increased by 3% compared to the nine months ended March 31, 2013, comprised of a decrease of 1% in North and Latin America and a 6% increase elsewhere. For the nine months ended March 31, 2014, revenue from sales of mask systems, motors and other accessories increased by 4% compared to the nine months ended March 31, 2013, comprised of a 2% increase in North and Latin America and an 11% increase elsewhere. Movement in international currencies against the U.S. dollar favorably impacted net revenue by approximately $10.8 million during the nine months ended March 31, 2014. Excluding the impact of favorable currency movements, total revenue for the nine months ended March 31, 2014 increased by 3% compared to the nine months ended March 31, 2013.

The following table summarizes the percentage movements in our net revenue for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency) *
Flow generators	-1%	6%	3%	4%	2%
Masks and other accessories	2%	11%	4%	9%	4%
Total	0%	8%	4%	5%	3%

*	Constant currency numbers exclude the impact of movements in international currencies.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit increased for the three months ended March 31, 2014 to $251.8 million from $239.4 million for the three months ended March 31, 2013, an increase of $12.3 million or 5%. Gross profit as a percentage of net revenue for the three months ended March 31, 2014 increased to 63.3% from 62.4% for the three months ended March 31, 2013.

Gross profit increased for the nine months ended March 31, 2014 to $728.5 million from $680.8 million for the nine months ended March 31, 2013, an increase of $47.7 million or 7%. Gross profit as a percentage of net revenue for the nine months ended March 31, 2014 increased to 63.9% from 61.9% for the nine months ended March 31, 2013.

The improvement in gross margins was primarily due to manufacturing and supply chain improvements, favorable product mix, positive foreign currency impact due to the depreciation of the Australian dollar against the U.S. dollar and Euro, and a favorable geographic mix of sales, partially offset by declines in our average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2014 to $115.1 million from $109.6 million for the three months ended March 31, 2013, an increase of $5.5 million or 5%. Selling, general and administrative expenses, as a percentage of net revenue, were 28.9% for the three months ended March 31, 2014, compared to 28.6% for the three months ended March 31, 2013.

Selling, general and administrative expenses increased for the nine months ended March 31, 2014 to $328.2 million from $315.7 million for the nine months ended March 31, 2013, an increase of $12.4 million or 4%. Selling, general and administrative expenses, as a percentage of net revenue, were 28.8% for the nine months ended March 31, 2014, compared to 28.7% for the nine months ended March 31, 2013.

The increase in selling, general and administrative expenses was primarily due to an increase in the number of sales and administrative personnel and other related expenses to support our sales, and legal expenses related to our patent litigation. The selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $2.3 million and $4.4 million for the three and nine months ended March 31, 2014, as reported in U.S. dollars. As a percentage of net revenue, we expect our selling, general and administrative expenses for the year ended June 30, 2014, to be approximately 29%.

Research and Development Expenses

Research and development expenses decreased for the three months ended March 31, 2014 to $29.5 million from $31.2 million for the three months ended March 31, 2013, a decrease of $1.7 million. The research and development expenses were favorably impacted by the depreciation of the Australian dollar against the U.S. dollar, which decreased our expenses by approximately $3.8 million for the three months ended March 31, 2014, as reported in U.S. dollars. In constant currency terms, our research and development expenses increased by 7% compared to the three months ended March 31, 2013. Research and development expenses, as a percentage of net revenue, were 7.4% for the three months ended March 31, 2014, compared to 8.1% for the three months ended March 31, 2013.

Research and development expenses decreased for the nine months ended March 31, 2014 to $86.4 million from $88.7 million for the nine months ended March 31, 2013, a decrease of $2.3 million or 3%. The research and development expenses were favorably impacted by the depreciation of the Australian dollar against the U.S. dollar, which decreased our expenses by approximately $8.3 million for the nine months ended March 31, 2014, as reported in U.S. dollars. In constant currency terms, our research and development expenses increased by 7% compared to the nine months ended March 31, 2013. Research and development expenses, as a percentage of net revenue, were 7.6% for the nine months ended March 31, 2014, compared to 8.1% for the nine months ended March 31, 2013.

The constant currency increase in research and development expenses was primarily due to an increase in the number of research and development personnel, consulting and contractor expenses and an increase in materials and tooling costs incurred to facilitate development of new products. As a percentage of net revenue, we expect our research and development expenses for the year ended June 30, 2014 to be approximately 8%.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended March 31, 2014 totaled $2.5 million and $7.3 million, respectively, as compared to $2.5 million and $7.7 million for the three and nine months ended March 31, 2013, respectively.

Total Other Income, Net

Other income, net for the three and nine months ended March 31, 2014 was $8.2 million and $17.8 million, respectively, compared to $11.9 million and $28.6 million, respectively, for the three and nine months ended March 31, 2013. The decrease in other income, net, during the three and nine months ended March 31, 2014, was due primarily to losses on foreign currency transactions, lower net interest income due to lower interest rates on cash balances held, and the depreciation of the Australian dollar against the U.S. dollar.

Income Taxes

Our effective income tax rate of approximately 20.3% for the three months ended March 31, 2014 was lower than our effective income tax rate of approximately 21.4% for the three months ended March 31, 2013. Our effective income tax rate of approximately 20.6% for the nine months ended March 31, 2014 was lower than our effective tax rate of 21.2% for the nine months ended March 31, 2013. Our effective income tax rate is affected by the geographic mix of our taxable income, including the lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs which will expire in whole or in part at various dates through June 30, 2020. As of March 31, 2014, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend these earnings to be permanently reinvested outside the United States.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended March 31, 2014 was $90.0 million compared to net income of $84.9 million for the three months ended March 31, 2013, an increase of 6% over the three months ended March 31, 2013. Our net income for the nine months ended March 31, 2014 was $257.5 million compared to net income of $234.1 million for the nine months ended March 31, 2013, an increase of 10% over the nine months ended March 31, 2013.

As a result of the increase in our net income and lower share count due to our stock repurchases, our diluted earnings per share for the three and nine months ended March 31, 2014 were $0.63 and $1.78 per diluted share, respectively, compared to $0.58 and $1.60 for the three and nine months ended March 31, 2013, an increase of 9% and 11%, respectively.

Liquidity and Capital Resources

As of March 31, 2014 and June 30, 2013, we had cash and cash equivalents of $938.6 million and $876.0 million, respectively. Working capital was $1.3 billion and $874.8 million at March 31, 2014 and June 30, 2013, respectively.

As of March 31, 2014 and June 30, 2013, our cash and cash equivalent balances held within the United States amounted to $16.8 million and $38.2 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2014 and June 30, 2013, of $921.8 million and $837.8 million, respectively, were held by our non-U.S. subsidiaries and would be subject to tax if repatriated. If these funds were needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, we intend to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. Our cash and cash equivalent balances are held at highly rated financial institutions.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Inventories at March 31, 2014 were $164.9 million, a decrease of $1.6 million or 1% from the March 31, 2013 balance of $166.5 million. The decrease in inventories was mainly due to improved inventory management.

Accounts receivable at March 31, 2014 were $337.6 million, an increase of $44.1 million or 15% over the March 31, 2013 accounts receivable balance of $293.5 million. Accounts receivable days outstanding of 73 days at March 31, 2014 was higher than the 67 days at March 31, 2013. Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2014 was 2.7%, compared to 3.0% at June 30, 2013.

During the nine months ended March 31, 2014, we generated cash of $275.7 million from operations. This was broadly consistent with the cash generated from operations for the nine months ended March 31, 2013 of $278.9 million. Movements in foreign currency exchange rates during the nine months ended March 31, 2014 had the effect of increasing our cash and cash equivalents by $16.1 million, as reported in U.S. dollars. During the nine months ended March 31, 2014 and 2013, we repurchased 3.6 million and 2.8 million shares at a cost of $167.6 million and $115.3 million, respectively. During the nine months ended March 31, 2014 and 2013, we also paid a dividend of $106.4 million and $72.9 million, respectively.

Capital expenditures for the nine months ended March 31, 2014 and 2013 amounted to $54.2 million and $47.6 million, respectively. The capital expenditures for the nine months ended March 31, 2014 primarily reflected investment in production tooling equipment and machinery, computer hardware and software, and rental and loan equipment. At March 31, 2014, our balance sheet reflects net property, plant and equipment of $429.0 million compared to $411.4 million at June 30, 2013. At March 31, 2014, no capital lease obligations exist. Details of contractual obligations at March 31, 2014 are as follows:

		Payments Due by March
In $000’s	Total	2015	2016	2017	2018	2019	Thereafter
Long Term Debt	$395,803	$18	$-	$-	$-	$395,000	$785
Interest on Long Term Debt	22,037	4,778	4,778	4,778	4,778	2,803	122
Operating Leases	60,649	16,897	12,823	7,690	4,776	3,158	15,305
Purchase Obligations	104,410	104,173	156	81	-	-	-
Total	$582,899	$125,866	$17,757	$12,549	$9,554	$400,961	$16,212

Details of other commercial commitments as at March 31, 2014 are as follows:
		Amount of Commitment Expiration Per Period
In $000’s	Total	2015	2016	2017	2018	2019	Thereafter
Guarantees*	$14,116	$2,057	$35	$1,832	$-	$2	$10,190
Other	1,252	371	371	371	93	-	46
Total	$15,368	$2,428	$406	$2,203	$93	$2	$10,236

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At March 31, 2014, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

When we entered into the credit agreement, we used a portion of the proceeds from the initial funding of the credit facility to repay the outstanding balance under our previous revolving credit facility with Union Bank, N.A and other lenders. On that repayment, the previous credit agreement, dated as of February 10, 2011, between us and lenders (including Union Bank, N.A., as administrative agent, swing line lender and L/C Issuer, HSBC Bank USA, National Association, as syndication agent and Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank), was terminated and the commitments under that previous credit agreement were also terminated.

Our obligations under the current credit agreement are unsecured but are guaranteed by two of our U.S. subsidiaries. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum leverage ratio of funded debt to EBITDA (as defined in the credit agreement) and an interest coverage ratio. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs, as defined in the credit agreement. Events of default under the credit agreement include failure to make payments when due, the occurrence of a default in the performance of any covenants in the credit agreement or related documents, or certain changes of control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc., ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP Holdings LLC.

At March 31, 2014, we were in compliance with our debt covenants and there was $395.0 million outstanding under the credit agreement.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and the unused portion of our debt facilities.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Common Stock

On February 21, 2014, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. This program canceled and replaced our previous share repurchase program authorized on August 24, 2011, pursuant to which we had repurchased 18.1 million shares. The 20 million shares the new program authorizes us to purchase are in addition to the shares we repurchased on or before February 21, 2014 under our previous programs. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases since February 21, 2014 have been executed in accordance with this program.

During the nine months ended March 31, 2014, we repurchased 3.6 million shares at a cost of $167.6 million. At March 31, 2014, we have repurchased a total of 35.6 million shares at a cost of $1.3 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2014, 19.1 million additional shares can be repurchased under the new share repurchase program.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk

Our reporting currency is the U.S. dollar, although the financial statements of our non-U.S. subsidiaries are maintained in their respective local currencies. We transact business in various foreign currencies, including a number of major European currencies as well as the Australian and Singapore dollar. We have significant foreign currency exposure through our Australian and Singapore manufacturing activities and our international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures predominantly denominated in euros, Australian dollars and Singapore dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not enter into financial instruments for trading or speculative purposes. The foreign currency derivatives portfolio is recorded in the condensed consolidated balance sheets at fair value and included in other assets or other liabilities. All movements in the fair value of the foreign currency derivatives are recorded within other income, net, on our condensed consolidated statements of income.

The table below provides information (in U.S. dollars) on our foreign-currency-denominated financial assets by legal entity functional currency as of March 31, 2014 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Singapore Dollar (SGD)	Canadian Dollar (CAD)	British Pound (GBP)	Malaysian Ringgit (MYR)
AUD Functional:
Assets	-	188,882	87,655	645	-	-	3,032
Liabilities	-	(22,269)	(41,887)	(28)	(547)	(5,193)	-
Foreign Currency Hedges	-	(165,000)	6,889	-	-	3,334	(3,062)
Net Total	-	1,613	52,657	617	(547)	(1,859)	(30)
USD Functional:
Assets	-	-	-	-	9,983	-	-
Liability	-	-	(721)	-	-	-	-
Foreign Currency Hedges	-	-	-	-	(8,142)	-	-
Net Total	-	-	(721)	-	1,841	-	-
EURO Functional:
Assets	2	191	-	-	-	4,072	-
Liability	(7)	(1,731)	-	(26)	-	(103)	-
Foreign Currency Hedges	-	-	-	-	-	-	-
Net Total	(5)	(1,540)	-	(26)	-	3,969	-
GBP Functional:
Assets	-	-	38,591	-	-	-	-
Liability	-	(11)	(37,176)	-	-	-	-
Foreign Currency Hedges	-	-	-	-	-	-	-
Net Total	-	(11)	1,415	-	-	-	-
SGD Functional :
Assets	578	105,473	83,685	-	-	-	-
Liability	(3,176)	(100,050)	(35,157)	-	-	-	-
Foreign Currency Hedges	2,319	(7,000)	(48,221)	-	-	-	-
Net Total	(279)	(1,577)	307	-	-	-	-
SEK Functional :
Assets	-	-	2,174	-	-	-	-
Liability	-	(12)	(359)	-	-	-	-
Foreign Currency Hedges	-	-	-	-	-	-	-
Net Total	-	(12)	1,815	-	-	-	-
MYR Functional:
Assets	-	1,987	64	-	-	-	-
Liability	(69)	(96)	-	-	-	-	-
Foreign Currency Hedges	-	-	-	-	-	-	-
Net Total	(69)	1,891	64	-	-	-	-

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options held at March 31, 2014. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts.

(In thousands except exchange rates)					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Year 3	Total	March 31, 2014	June 30, 2013
Receive AUD/Pay USD
Contract amount	170,000	10,000	-	180,000	5,728	(822)
Ave. contractual exchange rate	AUD 1 = USD 0.8967	AUD 1 = USD 1.0500		AUD 1 = USD 0.9040
Receive AUD/Pay Euro
Contract amount	48,000	124,000	41,000	213,000	(11,434)	(6,985)
Ave. contractual exchange rate	AUD 1 = Euro 0.6987	AUD 1 = Euro 0.8120	AUD 1 = Euro 0.7362	AUD 1 = Euro 0. 7686
Receive SGD/Pay Euro
Contract amount	48,000	-	-	48,000	74	501
Ave. contractual exchange rate	SGD 1 = Euro 0.5763			SGD 1 = Euro 0.5763
Receive AUD/Pay SGD
Contract amount	2,000	-	-	2,000	63	(193)
Ave. contractual exchange rate	SGD 1 = AUD 0.8812			SGD 1 = AUD 0.8812
Receive USD/Pay SGD
Contract amount	7,000	-	-	7,000	27	284
Ave. contractual exchange rate	SGD 1 = USD 0.7921			SGD 1 = USD 0.7921
Receive GBP/Pay AUD
Contract amount	3,000	-	-	3,000	(85)	-
Ave. contractual exchange rate	AUD 1 = GBP 0.5398			AUD 1 = GBP 0.5398
Receive AUD/Pay MYR
Contract amount	3,000	-	-	3,000	44	-
Ave. contractual exchange rate	AUD 1 = MYR 2.9860			AUD 1 = MYR 2.9860
Receive USD/Pay CAD
Contract amount	8,000	-	-	8,000	285	215
Ave. contractual exchange rate	USD 1 = CAD 1.0701			USD 1 = CAD 1.0701

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At March 31, 2014, we held cash and cash equivalents of $938.6 million, principally comprised of bank term deposits and at-call accounts, and they are invested at short-term fixed interest rates and variable interest rates. At March 31, 2014, we had total long-term debt, including the current portion of those obligations, of $395.8 million, of which $395.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended March 31, 2014, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

PART I – FINANCIAL INFORMATION	Item 4

RESMED INC. AND SUBSIDIARIES

Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

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

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2013, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At March 31, 2014, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2013.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the nine months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2013	0	$0.00	32,026,013	4,549,168
August 2013	356,492	48.88	32,382,505	4,192,676
September 2013	75,203	48.34	32,457,708	4,117,473
October 2013	33,305	49.62	32,491,013	4,084,168
November 2013	476,060	50.20	32,967,073	3,608,108
December 2013	1,033,940	46.90	34,001,013	2,574,168
January 2014	265,000	43.91	34,266,013	2,309,168
February - February 21, 2014	450,000	44.40	34,716,013	1,859,168
New Program Authorization (1)				20,000,000
February 22 - February 28, 2014	324,534	44.48	35,040,547	19,675,466
March 2014	600,466	44.11	35,641,013	19,075,000
Total	3,615,000	46.37	35,641,013	19,075,000

(1)

On February 21, 2014, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. This program canceled and replaced our previous share repurchase program authorized on August 24, 2011, under which we had repurchased 18.1 million shares. The 20 million shares the new program authorizes us to purchase are in addition to the shares we repurchased on or before February 21, 2014 under our previous programs. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since the inception of the share buyback programs, we have repurchased 35.6 million shares at a total cost of $1.3 billion.

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

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on April 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

April 30, 2014

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)