Form 10-K
period 2014-06-30
RESMED INC
filed 2014-08-08
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Large accelerated filer [ x ]    Accelerated filer [   ]    Non-accelerated filer [   ]    Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was $6,605,592,497. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.

At August 1, 2014, registrant had 140,168,442 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 36,641,013 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2014 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

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

General

We are a global leader in the development, manufacturing, distribution and marketing of medical products for the diagnosis, treatment and management of respiratory disorders, with a focus on sleep-disordered breathing, or SDB. SDB includes obstructive sleep apnea, or OSA, and other respiratory disorders that occur during sleep. When we were formed in 1989, our primary purpose was to commercialize a treatment for OSA. This treatment, nasal Continuous Positive Airway Pressure, or CPAP, was the first successful noninvasive treatment for OSA. CPAP systems deliver pressurized air, typically through a nasal mask, to prevent collapse of the upper airway during sleep.

Since the development of CPAP, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our growth has been fuelled by geographic expansion, our research and product development efforts, and an increasing awareness of SDB and respiratory conditions as a significant health concern among physicians and patients around the world.

We employ approximately 4,100 people and sell our products in approximately 100 countries through a combination of wholly owned subsidiaries and independent distributors.

Our web site address is www.resmed.com. We make our periodic reports, together with any amendments, available on our web site, free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission, or SEC. Information contained on the website is not part of or incorporated into this annual report.

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

Since formation we have acquired a number of businesses including distributors, suppliers, developers of medical equipment and related technologies.

Segment Information

We believe that, given the single market focus of our operations in the sleep and respiratory disorders sector of the medical device industry, and the inter-dependence of its products, we operate in a single operating segment. See Note 15 – Segment Information of the Notes to Financial Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the Notes to our consolidated financial statements.

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

Continue Product Development and Innovation.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to treat SDB more effectively, increase patient comfort and encourage compliance with prescribed therapy. For example, in 2011, we introduced the S9 bilevel range of flow generators, the Quattro FX full face mask, the Swift FX for Her nasal pillow mask, the Mirage FX nasal mask, the Mirage FX for Her nasal mask and the Stellar ventilation device. In 2012, we introduced Swift FX Bella mask, Pixi pediatric mask, Quattro FX for Her and the EasyCare compliance management solution. In 2013, we introduced new products across both our mask and flow generator categories, including the VPAP COPD, Quattro Air, Swift FX Bella, Swift FX Nano and ResMed’s SleepSeeker. In 2014, we introduced the AirFit™ P10 nasal pillows system, AirFit™ N10 nasal mask, AirFit™ F10 full-face mask and the Astral™ platform, our new generation of life support ventilators. We believe that continued product development and innovation are key factors to our ongoing success. Approximately 13% of our employees are devoted to research and development activities. In fiscal year 2014, we invested $118.2 million, or approximately 8% of our net revenues, in research and development.

Expand Geographic Presence.    We market our products in more than 100 countries to sleep clinics, home healthcare dealers and third-party payors. We intend to increase our sales and marketing efforts in our principal markets, as well as expand the depth of our presence in other geographic regions.

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

The VS and Elisée range of products complement our VPAP Adapt SV and Autoset CS2 for patients who need ventilatory assistance. During fiscal year 2011, we launched the Stellar 100 and 150 ventilation devices, which provide both invasive and non-invasive ventilation applications for adult and pediatric patients. In 2014, we launched the Astral™, our new generation of portable, lightweight, and user-friendly life support ventilators.

Flow generators in total accounted for approximately 54% of our net revenues in each of the fiscal years 2014, 2013 and 2012, respectively.

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

March 2011

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 VPAP ST	Bilevel pressure support therapy device with pressures up to 25 cmH2O designed for comfort, effective therapy with the assurance of back up rate up to 50 bpm. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2011

S9 VPAP Auto	Premium auto-adjusting device with the unique VAuto mode and Easy-Breathe technology designed for patients requiring both higher pressures and pressure relief. VAuto mode features enhanced AutoSet technology with central sleep apnea (CSA) detection. The device may be used with an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube	March 2011

S9 VPAP Adapt	Adaptive Servo-Ventilator specifically designed to provide a rapid response to periodic breathing for the treatment of central and/or mixed apneas, providing ventilatory support when it is needed packaged in ResMed’s sleek, compact S9 Series. The device also offers an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2011

S9 AutoSet CS	Adaptive Servo-Ventilator specifically designed to provide a rapid response to Cheyne-Stokes breathing and periodic breathing associated with Heart Failure for the treatment of central and/or mixed apneas, providing ventilatory support when it is needed. Packaged in ResMed’s sleek, compact S9 Series. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2011

S9 Auto 25#	Premium auto-adjusting device with the unique VAuto mode and Easy-Breathe technology designed for patients requiring both higher pressures and pressure relief. VAuto mode features enhanced AutoSet technology with central sleep apnea (CSA) detection. The device may be used with an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube	March 2011

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 VPAP ST-A	Bilevel pressure support therapy device with pressures up to 30 cmH2O designed for comfort, effective therapy with the assurance of back up rate up to 50 bpm and alarms. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2013

S9 VPAP COPD	Bilevel pressure support up to pressure 30cmH2O with both fixed and adjustable alarms. This device has been specifically designed for COPD.	April 2013

AUTOMATIC POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 AutoSet	Premium APAP device packaged in ResMed’s sleek, compact S9 Series. Features Enhanced AutoSet (with Central Sleep Apnea Detection), Enhanced Easy-Breathe motor, expiratory pressure relief (EPR) and detailed data options. The device also has, an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	February 2010

S9 Escape Auto	The S9 Escape Auto is the Standard APAP device packaged in ResMed’s sleek, compact S9 Series. It features an intelligent algorithm with Easy-Breathe expiratory pressure relief (EPR) and delivers whisper-quiet therapy in a smooth waveform. The device also offers an optional integrated humidifier (H5i), Climate Control with the ClimateLine heated tube and the small, lightweight SlimLine tube.	September 2010

VENTILATION PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Stellar 100 and 150	Pressure support ventilator for invasive and non-invasive purposes so it can be used from the hospital to the home.	March 2011

Astral	Pressure support and volume ventilator for invasive and non-invasive purposes so it can be used from the hospital to the home	May 2014

Masks, Accessories, Motors and Diagnostic Products

Masks, accessories, motors and diagnostic products together accounted for approximately 46% of our net revenues in each of the fiscal years 2014, 2013 and 2012, respectively.

Mask Systems and Diagnostic Products

Mask systems are one of the most important elements of SDB treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight.

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Swift FX	Fourth generation nasal pillows system offering a fully flexible design for comfort and performance	September 2009

Mirage SoftGel	Nasal mask offering a gel cushion, interchangeable with the Activa LT system to improve choice and comfort	October 2009

Quattro FX	Full Face mask offering unobtrusive fit	September 2010

Swift FX for Her	Fourth generation nasal pillows system offering a fully flexible design for comfort and performance with female specific design features	September 2010

Mirage FX	Nasal mask offering auto adjusting forehead support and SoftEdge headgear	October 2010

Mirage FX for Her	Nasal mask offering auto adjusting forehead support and SoftEdge headgear with female specific design features	April 2011

Pixi Pediatric Mask	A pediatric mask designed for children 2 years and older	September 2011

Quattro FX for Her	Full face mask offering unobtrusive fit with female specific design features	October 2011

Swift FX Bella	Fourth generation nasal pillows system with an alternative headgear design	January 2012

Quattro Air	Next Generation lightweight Full Face Mask with improved comfort	June 2013

Swift FX Nano	A compact nasal mask designed to deliver an excellent user experience, without compromising on fit, comfort and ease of use.	June 2013

AirFit P10	A compact, lightweight nasal pillows system that has only three parts, including a new soft and stable QuickFit™ headgear.	January 2014

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

AirFit F10	A compact, lightweight full-face mask that delivers comfort, stability, and performance in a simple and elegant design.	April 2014

AirFit N10	A compact nasal mask that stands out with its comfort and visual freedom in a user-friendly design.	April 2014

We market sleep recorders for the diagnosis and titration of SDB in sleep clinics and hospitals. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

DIAGNOSTIC PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

ApneaLink Plus (U.S.)	A portable diagnostic device with oximetry measurement and respiratory effort measurement	June 2009

Apnealink Air	A portable diagnostic device which measures oximetry, respiratory effort, pulse, nasal flow and snoring. Works with EasyCare Online to provide comprehensive diagnostic solution to clinicians.	December 2013

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

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 Embletta Adapter	The S9 Embletta Adapter provides a connection between an S9 device and an Embletta Portable Diagnostic System	November 2010

ResScan v3.14	An easy and flexible patient monitoring system providing therapy insights. This version included support for S9 bilevel and cross-patient first 30 days compliance reporting.	April 2011

ResTraxx v17.1	ResMed’s web-based compliance monitoring system which introduced several new features to ResTraxx Online reports and enhanced support for S9 VPAP devices.	April 2011

ResTraxx v 18.3	ResMed’s web-based compliance monitoring system introducing EasyCare Card – online compliance reporting direct from device SD card to ResTraxx Online	November 2011

ResScan V3.16	ResMed’s easy and flexible patient monitoring system providing therapy insights and supporting VS and Elise ventilation products (Europe)	November 2011

EasyCare	ResMed’s new compliance management solution offers both wireless and card-to-cloud functionality, providing access to patient data anywhere with an internet connection. Intuitive user interface, easy to understand reports and automated compliance notification.	April 2012

U-Sleep	A flexible compliance solution that monitors CPAP device usage and helps HMEs manage their patients during their initial acclimatization and ongoing therapy.	August 2012

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

In fiscal years 2014, 2013 and 2012 we invested $118.2 million, $120.1 million and $109.7 million, respectively, on research and development.

Sales and Marketing

We currently market our products in more than 100 countries through a network of distributors and our direct sales force. We attempt to tailor our marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies. See Note 15 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8) for financial information about our geographic areas.

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

Sales in North and Latin America accounted for 54%, 56% and 55% of our net revenues for fiscal years 2014, 2013 and 2012, respectively.

Europe.    We market our products in most major European countries. We have wholly-owned subsidiaries in Austria, Czech Republic, Finland, France, Germany, Ireland, Norway, Netherlands, Poland, Sweden, Switzerland and the United Kingdom. We use independent distributors to sell our products in other areas of Europe. Distributors are selected in each country based on their knowledge of respiratory medicine and a commitment to SDB therapy. In each country in which we sell our products direct, a local senior manager is responsible for direct national sales. In many countries in Europe, we sell our products to home healthcare dealers who then sell the products to the patients. In Germany, we also operate a home healthcare company, in which we provide products and services directly to patients, and receive reimbursement directly from third-party payors.

Sales in Europe accounted for 36%, 33% and 35% of our total net revenues for fiscal years 2014, 2013 and 2012, respectively.

Asia Pacific.    We have wholly-owned subsidiaries in Australia, China, Hong Kong, India, Japan, Korea, New Zealand, and Taiwan. We use a combination of our direct sales force and independent distributors to sell our products in Asia Pacific. Sales in Asia Pacific accounted for 10%, 11% and 10% of our total net revenues for the fiscal years 2014, 2013 and 2012, respectively.

Market Growth Opportunities

We view the future as having three horizons of growth within the sleep and respiratory disorders sector of the medical device industry. The first horizon includes our existing market in OSA treatment, where telemedicine is becoming an important factor. The use of technologies that allow remote collection and transfer of information may change the current clinical pathways for following up patients on our devices and provides an opportunity to improve our services. We are investing in expanding our capabilities in this area.

The second horizon includes the use of our devices for the treatment of respiratory failure both in the hospital and the home. An area of growth is expected to be in the treatment of chronic obstructive pulmonary disease, or COPD, which is an increasingly common chronic disease. Some patients with advanced COPD may benefit from the use of ventilation at night, but until recently only a small number of COPD patients were treated using ventilation on a long term basis. A study published in 2014 has demonstrated a reduction in mortality and an improvement in quality of life and exercise capacity in COPD patients with stable but severe disease using non-invasive ventilation or NIV, nightly for 6 months. The findings from this study and our associated marketing activities may result in an increase in the size of the homecare market for NIV. Additionally, the use of NIV is becoming routine in most acute care hospitals, as guidelines stipulate its use in acute exacerbations and familiarity with the techniques involved increases.

The focus of the third horizon is the cardiology market. There is a growing body of evidence concerning the links between cardiology diseases and SDB. It is established that OSA is a secondary cause of hypertension and is common in hypertensive populations, particularly those resistant to therapy. OSA is related to atrial fibrillation with a high prevalence in patients and there is a strong association between OSA and stroke with a high prevalence in the period after a stroke. OSA is also known to be a strong risk factor for the development of acute coronary disease and cardiovascular disease in general. Our main focus in cardiology is on heart failure as it is the most costly of the cardiac diseases in Western societies. We have developed a device which effectively treats central sleep apnea, a form of breathing seen in approximately a third of chronic heart failure patients, and which is associated with a poor prognosis and risk of re-admission to the hospital. We are performing two clinical trials to show the efficacy of this device in treating heart failure. In addition to clinical trials we pursue suitable opportunities with professional and healthcare associations to raise awareness of the importance of SDB in cardiology patients. The findings from the two clinical trials and our associated marketing activities may result in an increase in demand for our devices.

We are also continuing our work to raise awareness of SDB in diabetes. OSA is common in diabetic patient populations and those with metabolic syndrome. OSA has a number of deleterious effects in these diseases and importantly raises the risk of cardiovascular disease, if left untreated. This association is being recognized by diabetologists and patients, and in June 2008, the International Diabetes Federation, or IDF, released a statement on SDB and type 2 diabetes. The IDF Taskforce on Epidemiology and Prevention strongly recommended that health professionals working in both type 2 diabetes and SDB adopt clinical practices to ensure that a patient presenting with one condition is considered for the other. Furthermore, the IDF recommended that people with type 2 diabetes should be screened for OSA particularly when they present classical symptoms such as witnessed apneas, heavy snoring or daytime sleepiness and poor workplace performance. In March 2011, the American Association of Clinical Endocrinologists published updated medical guidelines for developing a comprehensive care plan for patients with diabetes, recommending screening for OSA/SDB in adults with type 2 diabetes, especially men older than 50 years. We are also actively engaged with groups such as diabetes nurse educators to further raise awareness.

We are also working with occupational health professionals to raise awareness of the issues caused by untreated OSA in the workplace including accidents, absenteeism and reduced productivity, plus increased costs for employers who provide healthcare coverage for employees.

We continue to provide research funding in these strategic areas while at the same time providing educational support to physicians working within these various specialties. We believe that the increasing awareness among physicians supports the efforts and investment we are making in new markets.

Manufacturing

Our manufacturing operations consist primarily of assembly and testing of our flow generators, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, most are off-the-shelf items available from multiple vendors. We also purchase uniquely configured components from various suppliers, including some who are single-source suppliers for us. Any reduction or halt in supply from one of these single-source suppliers could limit our ability to manufacture our products or devices until a replacement supplier is found and qualified. We generally manufacture to our internal sales forecasts and fill orders as received. Over the last few years, the manufacturing processes have been transformed along lean manufacturing guidelines to flow lines staffed by dedicated teams. Each team is responsible for the manufacture and quality of their product group and decisions are based on performance and quality measures, including customer feedback.

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

Third-Party Coverage and Reimbursement

The cost of medical care in many of the countries in which we operate is funded in substantial part by government and private insurance programs. In Germany, we receive payments directly from these payors. Outside Germany, although we do not generally receive payments for our products directly from these payors, our success in major markets is dependent upon the ability of patients to obtain coverage and adequate reimbursement from third-party payors for our products.

In the United States, our products are purchased primarily by home healthcare dealers, hospitals or sleep clinics, which then invoice third-party payors directly for reimbursement. Domestic third-party payors include government payors such as Medicare and Medicaid and commercial health insurance plans. These payors may deny coverage and reimbursement if they determine that a device is not used in accordance with certain covered treatment methods, or is experimental, unnecessary or inappropriate. The long-term trend towards cost-containment, through managed healthcare, or other legislative proposals to reform healthcare, could control or significantly influence the purchase of healthcare services and products and could result in lower prices for our products. In some foreign markets, such as France, Germany and Japan, government reimbursement is currently available for purchase or rental of our products, subject to constraints such as price controls or unit sales limitations. In Australia and in some other foreign markets, there is currently limited or no reimbursement for devices that treat OSA.

The past decade of legislative reform in the United States, including, by way of example, the 2010 Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the PPACA), Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), Deficit Reduction Act of 2005 (DRA), and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), has significantly impacted reimbursement for products that we provide. The longer term impact, though not entirely predictable, continues to bring significant changes to the third-party payor landscape.

Beginning in 2005, the MMA reduced payment amounts for five categories of HME, froze payment amounts for certain covered home medical equipment (HME) items through 2007, established a Medicare competitive acquisition program for HME and imposed quality standards and accreditation requirements for HME suppliers. The DRA capped the Medicare rental period for certain capped rental items, including CPAP devices, at 13 months of continuous use, after which time title of the equipment would transfer automatically to the beneficiary. MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 Medicare fee schedule payment amounts for HME by 9.5% for product categories included in competitive bidding. In addition, on an annual basis, legislatively-defined update factors are applied by the Centers for Medicare & Medicaid Services (CMS) to the Medicare fee schedule payment amounts. For 2013, the fee schedule amounts were increased by 0.8% and for 2014, by 1.0%.

Effective January 1, 2011, CMS implemented the first round of competitive bidding in 9 competitive bidding areas, or CBAs, and included home medical equipment that we manufacture and develop, specifically, CPAP and respiratory assist devices, and related supplies and accessories. The average reduction from current Medicare payment rates in the first round of competitive bidding implemented was approximately 32% overall and 34% for CPAP and respiratory devices. On January 30, 2013, CMS announced the single payment amounts for the second round, which covered a total of 91 CBAs. For CPAP and respiratory devices, the average reduction from current Medicare payment rates in the second round was approximately 47% on a weighted average basis, effective July 1, 2013. CMS is required by law to recompete these contracts at least once every three years. Accordingly, on July 15, 2014, CMS announced plans to conduct a Round 2 Recompete, where suppliers awarded contracts in the second round of competitive bidding will recompete. CMS expects to announce the bidding schedule in Fall 2014.

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

We cannot predict at this time the full impact of the PPACA, or any U.S. legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than us. Our primary competitors include Philips BV; DeVilbiss Healthcare; Fisher & Paykel Healthcare Corporation Limited; Apex Medical Corporation; BMC Medical Co. Ltd.; and regional manufacturers. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the healthcare industry. In addition, some of our competitors, such as Weinmann Geräte für Medizin GmbH + Co. KG, are affiliates of customers of ours, which may make it difficult to compete with them. Finally, our products compete with surgical procedures and dental appliances designed to treat OSA and other SDB-related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

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

Through our various subsidiaries, as of the date of this annual report, we own or have licensed rights to approximately 859 issued United States patents (including approximately 369 design patents) and approximately 1,535 issued foreign patents. In addition, there are approximately 462 pending United

States patent applications (including approximately 63 design patent applications), approximately 909 pending foreign patent applications, approximately 1,162 registered foreign designs and 74 pending foreign designs. Some of these patents, patent applications and designs relate to significant aspects and features of our products.

Of our patents, 156 United States patents and 229 foreign patents are due to expire in the next five years. There are 36 foreign patents due to expire in 2015, 12 in 2016, 28 in 2017, 98 in 2018. and 55 in 2019. There are 22 United States patents due to expire in 2015, 7 United States patents in 2016, 29 United States patents in 2017, 63 United States patents in 2018, and 35 United States patents in 2019. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

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

Government Regulations

FDA

Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA Quality System Regulation, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and similar regulations of foreign agencies abroad. The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, packaging, marketing, distribution, import and export, and record keeping for such products, in order to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non-compliance with applicable requirements can result in import detentions, fines, civil and administrative penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution.

Unless an exemption applies, the FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance or a premarket approval, or PMA, before introducing it into the U.S. market. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness.

Our products currently marketed in the United States are marketed in reliance on 510(k) pre-marketing clearances as either Class I or Class II devices. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and often clinical data, which in some cases can be extensive, to demonstrate that the device is “substantially equivalent” to a device that was on the market before 1976 or to a device that has been found by the FDA to be “substantially equivalent” to such a pre-1976 device, a predecessor device is referred to as “predicate device.” As a result, FDA clearance requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high-risk devices or those that are used to support or sustain human life, may take several years and requires the submission of extensive performance and clinical information.

Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or PMA approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties. The FDA is currently reviewing its guidance describing when it believes a manufacturer is obligated to submit a new 510(k) for modifications or changes to a previously cleared device. The FDA is expected to issue revised guidance to assist device manufacturers in making this determination. It is unclear whether the FDA’s approach in this new guidance will result in substantive changes to existing policy and practice regarding the assessment of whether a new 510(k) is required for changes or modifications to existing devices.

Any devices we manufacture and distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. As a medical device manufacturer, all of our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to applicable regulations setting forth detailed cGMP requirements, as set forth in the QSR, which require, manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA approval of devices, withdrawal of marketing approvals and criminal prosecutions. We believe that our design, manufacturing and quality control procedures are in compliance with the FDA’s regulatory requirements.

We must also comply with post-market surveillance regulations, including medical device reporting, or MDR, requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.

Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

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

Other Healthcare Laws

Even though we do not submit claims or bill governmental programs and other third-party payers directly for reimbursement for our products sold in the United States, we are still subject to a number of laws and regulations that may restrict our business practices, including, without limitation, anti-kickback, false claims, physician payment transparency and data privacy and security laws. The government has interpreted these laws broadly to apply to the marketing and sales activities of manufacturers and distributors like us.

The federal Anti-Kickback Statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation.

Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.

Under HIPAA, the Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including health care providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties. In addition to federal privacy and security regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. New laws governing privacy may be adopted in the future as well. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse effect on our business.

Additionally, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The Physician Payment Sunshine Act was enacted in law as part of PPACA, which imposed new annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

The shifting commercial compliance environment and the need to build and maintain robust systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Employees

As of June 30, 2014, we had approximately 4,100 employees or full-time consultants, of which approximately 1,620 persons were employed in warehousing and manufacturing, 550 in research and development and 1,930 in sales, marketing and administration. Of our employees and consultants, approximately, 1,260 were located in Australia, 820 in North and Latin America, 1,320 in Europe and 700 in Asia.

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

Consolidation in the health care industry could have an adverse effect on our revenues and results of operations.    Many home health care dealers are consolidating which may result in greater concentration of market power. As the health care industry consolidates, competition to provide goods and services to industry participants may become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices and components produced by us. If we are forced to reduce our prices because of consolidation in the health care industry, our revenues may decrease and our consolidated earnings, financial condition, and/or cash flows may suffer.

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

We are subject to various risks relating to international activities that could affect our overall profitability.    We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets. Sales outside North and Latin America accounted for approximately 46% and 44% of our net revenues in the years ended June 30, 2014 and 2013, respectively. We expect that sales within these areas will account for approximately 45% of our net revenues in the foreseeable future. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:

•	fluctuations in currency exchange rates;

•	tariffs and other trade barriers;

•	compliance with foreign medical device manufacturing regulations;

•	difficulty in enforcing agreements and collecting receivables through foreign legal systems;

•	reduction in third-party payor reimbursement for our products;

•	inability to obtain import licenses;

•	changes in trade policies and in U.S. and foreign tax policies;

•	possible changes in export or import restrictions; and

•	the modification or introduction of other governmental policies with potentially adverse effects.

Any of the above factors may have a material adverse effect on our ability to increase or maintain our non-U.S sales.

Government and private insurance plans may not adequately reimburse our customers for our products, which could result in reductions in sales or selling prices for our products.    Our ability to sell our products depends in large part on the extent to which coverage and reimbursement for our products will be available from government health administration authorities, private health insurers and other organizations. These third-party payers are increasingly challenging the prices charged for medical products and services and can, without notice, deny coverage for our products or treatments that may include the use of our products. Therefore, even if a product is approved for marketing, we cannot make assurances that coverage and reimbursement will be available for the product, that the reimbursement amount will be adequate or that the reimbursement amount, even if initially adequate, will not be subsequently reduced. For example, in some markets, such as Spain, France and Germany, government coverage and reimbursement are currently available for the purchase or rental of our products but are subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia, there is currently limited or no reimbursement for devices that treat SDB conditions. As we continue to develop new products, those products will generally not qualify for coverage and reimbursement until they are approved for marketing, if at all.

In the United States, we sell our products primarily to home healthcare dealers, hospitals and to sleep clinics. Reductions in reimbursement to our customers by third-party payers, if they occur, may have a material impact on our customers and, therefore, may indirectly affect our sales to, or the collectability of receivables we have from, those customers. A development affecting reimbursement negatively stems from the Medicare competitive bidding program mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA. Under the program, our customers who provide home healthcare services must compete to offer products in designated competitive bidding areas, or CBAs. Under PPACA, by 2016, the competitive bidding process must either be rolled-out nationally or Medicare prices in non-competitive bidding areas must be reduced to match competitive bidding prices.

The Centers for Medicare & Medicaid Services, or CMS, the agency responsible for administering the Medicare program, rolled out the competitive bidding program in 9 CBAs and included home medical equipment, or HME, such as oxygen and oxygen equipment, CPAP and respiratory assist devices, and related supplies and accessories. On July 2, 2010, CMS announced the single payment amount – the amount paid to successful bidders – for the first round of the competitive bidding and began offering contracts to qualifying home health companies, effective January 1, 2011. The average reduction from current Medicare payment rates in this first round of competitive bidding was approximately 32% overall and 34% for CPAP and respiratory devices and became effective January 1, 2011. On January 30, 2013, CMS announced the single payment amounts for the second round, which cover a total of 91 CBAs. For CPAP and respiratory devices, the average reduction from current Medicare payment rates in the second round was approximately 47% on a weighted average basis, effective July 1, 2013. CMS is required by law to recompete these contracts at least once every three years. Accordingly, on July 15, 2014, CMS announced plans to conduct a Round 2 Recompete, where suppliers awarded contracts in the second round of competitive bidding will recompete. CMS is expected to announce the bidding schedule for the recompete in Fall 2014.

We cannot predict at this time the full impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition.

Healthcare reform, including recently enacted legislation, may have a material adverse effect on our industry and our results of operations.    In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”) was signed into law in the United States. The PPACA makes changes that are expected to impact the medical device industry. One of the principal purposes of the PPACA was to expand health insurance coverage to approximately 32 million Americans who were uninsured. The PPACA requires adults not covered by an employer- or government-sponsored insurance plan to maintain health insurance coverage or pay a penalty, a provision commonly referred to as the individual mandate. We cannot predict the impact of these coverage expansions, if any, on the sales of our products.

The PPACA also contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, entities that manufacture, produce or import medical devices were required to pay an excise tax in an amount equal to 2.3% of the price for which such devices are sold in the United States. This excise tax is applicable to our products that are primarily used in hospitals and sleep labs, which includes the ApneaLink, VPAP Tx, certain Respiratory Care and dental sleep products. In addition to the competitive bidding changes discussed above, the PPACA also includes, among other things, demonstrations to develop organizations that are paid under a new payment methodology for voluntary coordination of care by groups of providers, such as physicians and hospitals, and the establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. The increased funding and focus on comparative clinical effectiveness research, which compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products, may result in lower reimbursements by payers for our products and decreased profits to us.

Other federal legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers, including home healthcare companies, of up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Various healthcare reform proposals have also emerged at the state level within the United States.

The PPACA as well as other federal and/or state healthcare reform measures that may be adopted in the future, singularly or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with anti-kickback and fraud regulations could result in substantial penalties and changes in our business operations.    Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payors for our products, we are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business. In the United States, the laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third-party payers;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;

•

the federal Physician Sunshine Act requirements under the PPACA, which impose new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed by certain manufacturers of drugs, devices, biologics, and medical supplies to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

•

state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.

The scope and enforcement of these laws are uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. We also are subject to foreign fraud and abuse laws, which vary by country.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Complying with Food and Drug Administration, or FDA, and other regulations is an expensive and time-consuming process, and any failure to comply could have a materially adverse effect on our business, financial condition, or results of operations.    We are subject to extensive U.S. federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, our products could be subject to recall if the FDA, other regulators or we determine, for any reason, that our products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results.

Product sales, introductions or modifications may be delayed or canceled as a result of FDA regulations or similar foreign regulations, which could cause our sales and profits to decline.    Unless a product is exempt, before we can market or sell a new medical device in the United States, we must obtain FDA clearance or approval, which can be a lengthy and time-consuming process. We generally receive clearance from the FDA to market our products in the United States under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or our products are exempt from the Section 510(k) clearance process. The 510(k) clearance process can be expensive, time-consuming and uncertain. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The FDA has a high degree of latitude when evaluating submissions and may determine that a proposed device submitted for 510(k) clearance is not substantially equivalent to a predicate device. After a device receives 510(k) premarket notification clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing processes may require a new 510(k) clearance or premarket approval. We have modified some of our Section 510(k) approved products without submitting new Section 510(k) notices, which we do not believe were required. However, if the FDA disagrees with us and requires us to submit new Section 510(k) notifications for modifications to our existing products, we may be required to stop marketing the products while the FDA reviews the Section 510(k) notification.

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

For example, the FDA is currently reviewing its guidance describing when it believes a manufacturer is obligated to submit a new 510(k) for modifications or changes to a previously cleared device. The FDA is expected to issue revised guidance to assist device manufacturers in making this determination. It is unclear whether the FDA’s approach in this new guidance will result in substantive changes to existing policy and practice regarding the assessment of whether a new 510(k) is required for changes or modifications to existing devices. The FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, either by imposing more strict requirements on when a manufacturer must submit a new 510(k) for a modification to a previously cleared product, or by applying more onerous review criteria to such submissions. FDA continues to review its 510(k) clearance process which could result in additional changes to regulatory requirements or guidance documents which could increase the costs of compliance, or restrict our ability to maintain current clearances. The requirements of the more rigorous premarket approval process and/or significant changes to the Section 510(k) clearance process could delay product introductions and increase the costs associated with FDA compliance. Marketing and sale of our products outside the United States are also subject to regulatory clearances and approvals, and if we fail to obtain these regulatory approvals, our sales could suffer. We cannot assure you that any new products we develop will receive required regulatory approvals from U.S. or foreign regulatory agencies.

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

Off-label marketing of our products could result in substantial penalties.    The FDA strictly regulates the promotional claims that may be made about FDA-cleared products. In particular, clearance under Section 510(k) only permits us to market our products for the uses indicated on the labeling cleared by the FDA. We may request additional label indications for our current products, and the FDA may deny those requests outright, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared products as a condition of clearance. If the FDA determines that we have marketed our products for off-label use, we could be subject to fines, injunctions or other penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and the curtailment of our operations. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.

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

Our quarterly operating results are subject to fluctuation for a variety of reasons.    Our operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from a number of factors, including:

•	the introduction of new products by us or our competitors;

•	the geographic mix of product sales;

•	the success and costs of our marketing efforts in new regions;

•	changes in third-party payor reimbursement;

•	timing of regulatory clearances and approvals;

•	timing of orders by distributors;

•	expenditures incurred for research and development;

•	competitive pricing in different regions;

•	the effect of foreign currency transaction gains or losses; and

•	other activities of our competitors.

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

We are increasingly dependent on information technology systems and infrastructure.    Our technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events. Likewise, data privacy breaches by employees and others with both permitted and unauthorized access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public, or may be permanently lost. While we have invested heavily in the protection of data and information technology and in related training, there can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon the reputation, business, operations or financial condition of the company. In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2014 that remain unresolved.

ITEM 2	PROPERTIES

We conduct our operations in both owned and leased properties. Our principal executive offices and U.S. sales facilities, consisting of approximately 230,000 square feet, are located on Spectrum Center Boulevard in San Diego, California, in a building we own. We have our research and development and office facilities and our principal manufacturing facility at our owned site in Norwest, Sydney, Australia. Sales and warehousing facilities are leased in South Carolina, U.S.A.; Georgia, U.S.A.; Abingdon, England; Munich, Bremen, Hochstadt, Germany; Lyon, Paris, France; Basel, Switzerland; Stockholm, Sweden; Helsinki, Finland; Oslo, Norway; New Delhi, India; Tokyo, Japan and Dublin, Ireland.

We believe that our facilities are adequate to meet the needs of our current business operations. At June 30, 2014, our principal owned and leased properties were as follows:

Location	Ownership Status (Owned / Leased)	Square footage	Primary Usage
San Diego, California	Owned	230,000	Corporate headquarters, sales and administration
Norwest, Sydney, Australia	Owned	224,000	Principal manufacturing facility, engineering, research and development
Chatsworth, California	Leased	72,000	Motor manufacturing, engineering, research and development
Duncan, South Carolina	Leased	174,000	Manufacturing, warehouse and distribution
Atlanta, Georgia	Leased	470,000	Warehouse and distribution
Moreno Valley, California	Leased	130,000	Warehouse and distribution
Singapore, Singapore	Leased	95,000	Manufacturing facility
Munich, Germany	Leased	119,000	Sales and distribution, research and development
Lyon, France	Leased	52,000	Sales and distribution
Paris, France	Leased	43,000	Manufacturing facility, field service
Freudenstadt, Germany	Owned	43,000	Manufacturing facility
Johor Bahru, Malaysia	Leased	46,000	Manufacturing facility

ITEM 3	LEGAL PROCEEDINGS

We have initiated several legal proceedings to enforce our intellectual property rights.

In 2013, we initiated actions in the U.S. and Germany against Taiwanese manufacturer APEX to stop the infringement of several ResMed patents. In 2013, the U.S. International Trade Commission entered a consent order against APEX, ordering that it not import or sell after import products that infringe the claims of the patents that ResMed asserted against APEX. In 2014, the ITC found that certain products redesigned by APEX were covered by the consent order, and that certain products were not. In 2014, the Munich District Court ruled that it intends to issue a permanent injunction prohibiting APEX from marketing and selling certain products in Germany. These proceedings are ongoing.

In 2013, we filed actions in the U.S. and Germany against Chinese manufacturer BMC Medical Co., Ltd to stop the infringement of several ResMed patents. The U.S. International Trade Commission initiated an investigation in 2013, but has not yet made a decision in its matter. In 2013, we obtained a preliminary injunction prohibiting BMC from marketing and selling certain products accused of patent infringement in Germany. It remains in effect until November 2014. Proceedings in Germany continue regarding other ResMed patents.

Litigation is inherently uncertain. Accordingly, we cannot predict the outcome of these matters. But we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RMD”. The following table sets forth for the fiscal periods indicated the high and low closing prices for the common stock as reported by the NYSE.

	2014		2013
	High	Low	High	Low

Quarter One, Ended September 30	$54.36	$43.26	$40.47	$30.63
Quarter Two, Ended December 31	57.11	45.36	42.77	38.82
Quarter Three, Ended March 31	47.82	42.03	48.37	42.36
Quarter Four, Ended June 30	53.76	44.43	51.17	44.02

At July 28, 2014, there were 28 holders of record of our common stock, although many of these holders of record own shares as nominees on behalf of other beneficial owners. During fiscal years 2014 and 2013, we paid dividends totaling $141.5 million and $97.2 million, respectively. On July 31, 2014, we announced an increase in the quarterly dividend from $0.25 per share to $0.28 per share. We pay the dividend in U.S. currency to holders of our common stock trading on the NYSE. Holders of CDIs trading on the ASX will receive an equivalent amount in Australian currency based on the exchange rate on the record date and reflecting the 10:1 ratio between CDIs and NYSE shares. We expect the dividend will continue to be unfranked for Australian tax purposes. We expect to fund our dividend commitments with our operating cash flows and existing loan facilities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this Report.

Purchases of Equity Securities

The following table summarizes purchases by us of our common stock during the fiscal year ending June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)
July 2013	0	$0	32,026,013	4,549,168
August 2013	356,492	48.88	32,382,505	4,192,676
September 2013	75,203	48.34	32,457,708	4,117,473
October 2013	33,305	49.62	32,491,013	4,084,168
November 2013	476,060	50.20	32,967,073	3,608,108
December 2013	1,033,940	46.9	34,001,013	2,574,168
January 2014	265,000	43.91	34,266,013	2,309,168
February - February 21, 2014	450,000	44.4	34,716,013	1,859,168
New Program Authorization(1)				20,000,000
February 22 - February 28, 2014	324,534	44.48	35,040,547	19,675,466
March 2014	600,466	44.11	35,641,013	19,075,000
April 2014	65,100	48.06	35,706,113	19,009,900
May 2014	274,595	50.02	35,980,708	18,735,305
June 2014	461,787	51.03	36,442,495	18,273,518
Total	4,416,482	$47.11	36,442,495	18,273,518

1. On February 21, 2014, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. This program canceled and replaced our previous share repurchase program authorized on August 24, 2011, under which we had repurchased 18.1 million shares. The 20 million shares authorized to be repurchased under this new program are in addition to the shares we repurchased on or before February 21, 2014 under our previous programs. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since the inception of the share buyback programs, we have repurchased 36.4 million shares at a total cost of $1.3 billion.

PERFORMANCE GRAPH

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholders return on our common stock from June 30, 2009 through June 30, 2014, with the comparable cumulative return of the S&P 500 index, the S&P 500 Health Care index, and the Dow Jones US Medical Devices index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2009. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2009, for the indicated periods.

Index	June 2009	June 2010	June 2011	June 2012	June 2013	June 2014

ResMed Inc	100	149	152	153	223	253
S&P 500	100	112	144	148	175	213
S&P 500 Health Care	100	107	134	144	180	230
Dow Jones US Medical Devices	100	121	152	150	180	235

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2014. The data set forth below should be read in conjunction with Item 7 of Part II of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 of Part II of this annual report, “Consolidated Financial Statements and Supplementary Data”, and related Notes included elsewhere in this annual report. The consolidated statement of income data for the years ended June 30, 2014, 2013 and 2012 and the consolidated balance sheet data as of June 30, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statement of income data for the years ended June 30, 2011 and 2010 and the consolidated balance sheet data as of June 30, 2012, 2011 and 2010 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

Consolidated Statement of Income Data	Years Ended June 30,
(In thousands, except per share data):	2014	2013	2012	2011	2010
Net revenues	$1,554,973	$1,514,457	$1,368,515	$1,243,148	$1,092,357
Cost of sales	565,187	573,800	547,780	501,822	436,874
Gross profit	989,786	940,657	820,735	741,326	655,483
Selling, general and administrative expenses	450,414	430,802	402,621	372,249	331,858
Research and development expenses	118,226	120,124	109,733	92,007	75,202
Restructuring expenses	6,326	-	-	-	-
Education, research and settlement charge	-	24,765	-	-	-
Amortization of acquired intangible assets	9,733	10,142	13,974	10,146	8,041
Total operating expenses	584,699	585,833	526,328	474,402	415,101
Income from operations	405,087	354,824	294,407	266,924	240,382
Other income:
Interest income, net	25,107	32,486	29,080	26,043	14,029
Other, net	884	(2,191)	8,458	10,740	6,178
Total other income, net	25,991	30,295	37,538	36,783	20,207
Income before income taxes	431,078	385,119	331,945	303,707	260,589
Income taxes	(85,805)	(77,986)	(77,095)	(76,721)	(70,504)
Net income	$345,273	$307,133	$254,850	$226,986	$190,085
Basic earnings per share	$2.44	$2.15	$1.75	$1.49	$1.26
Diluted earnings per share	$2.39	$2.10	$1.71	$1.44	$1.23
Dividends per share	$1.00	$0.68	$-	$-	$-
Weighted average:
Basic shares outstanding	141,474	142,954	145,901	152,471	150,908
Diluted shares outstanding	144,359	146,410	149,316	157,195	155,098

Consolidated Balance Sheet Data	As of June 30,
(In thousands):	2014	2013	2012	2011	2010
Working capital	$1,286,651	$874,800	$1,108,299	$1,083,612	$672,669
Total assets	2,360,962	2,210,721	2,137,869	2,068,922	1,626,397
Long-term debt, less current maturities	300,770	769	250,783	100,000	-
Total stockholders’ equity	$1,758,248	$1,610,516	$1,607,627	$1,730,737	$1,287,536

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2014, we invested approximately $118.2 million on research and development activities, which represents approximately 8% of net revenues. Since the development of CPAP, we have developed a number of innovative products for the treatment of SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. During fiscal year 2014, we released new products across both our mask and flow generator categories, including the AirFit™ P10, AirFit™ N10 and AirFit™F10 masks and the Astral™, our new generation life support ventilator. The release of these products as well as the release of VPAP COPD, Quattro Air, Swift FX Bella, Swift FX Nano and ResMed’s SleepSeeker in fiscal 2013, and a robust product pipeline, will continue to provide us with a strong platform for future growth.

Net revenue in fiscal year 2014 increased to $1,555.0 million, an increase of 3% compared to fiscal year 2013. Gross profit increased for the year ended June 30, 2014 to $989.8 million, from $940.7 million for the year ended June 30, 2013, an increase of $49.1 million or 5%. Our net income for the year ended June 30, 2014 was $345.3 million or $2.39 per diluted share compared to net income of $307.1 million or $2.10 per diluted share for the year ended June 30, 2013.

Total operating cash flow for fiscal year 2014 was $391.3 million and at June 30, 2014, our cash and cash equivalents totaled $905.7 million. Our total assets increased by 7% to $2.4 billion and our stockholders’ equity was $1.8 billion. During fiscal year 2014, we repurchased 4.4 million shares at a cost of $208.1 million under our share repurchase program, compared to 4.3 million shares at a cost of $188.0 million during fiscal year 2013. We paid a quarterly dividend of $0.25 per share during fiscal 2014 with a total amount of $141.5 million paid to stockholders.

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

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

Net Revenues.    Net revenue increased for the year ended June 30, 2014 to $1,555.0 million from $1,514.5 million for the year ended June 30, 2013, an increase of $40.5 million or 3%. The increase in net revenue was attributable to an increase in unit sales of our flow generators, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar positively impacted net revenues by approximately $17.0 million for the year ended June 30, 2014. Excluding the impact of foreign currency movements, sales for the year ended June 30, 2014 increased by 2% compared to the year ended June 30, 2013.

Net revenue in North and Latin America decreased for the year ended June 30, 2014 to $839.1 million from $851.6 million for the year ended June 30, 2013, a decrease of $12.5 million or 1%. The decrease in net revenue is primarily attributable to increased competitor activity and a decline in average selling prices, partially offset by an increase in unit sales of our flow generators, masks and accessories.

Net revenue in markets outside North and Latin America increased for the year ended June 30, 2014 to $715.8 million from $662.8 million for the year ended June 30, 2013, an increase of $53.0 million or 8%. Movements in international currencies against the U.S. dollar favorably impacted international revenues by approximately $17.0 million during the year ended June 30, 2014. Excluding the impact of foreign currency movements, international sales for the year ended June 30, 2014 increased by 5%, compared to the year ended June 30, 2013. The increase in sales outside North and Latin America predominantly reflects an increase in unit sales of our flow generators, masks and accessories.

Net revenue from flow generators for the year ended June 30, 2014 totaled $846.7 million from $823.5 million for the year ended June 30, 2013, an increase of 3%, including an increase of 7% outside North and Latin America and a decrease of 2% in North and Latin America. Net revenue from masks and other accessories totaled $708.3 million, an increase of 3%, including an increase of 10% outside North and Latin America and a 1% decrease in North and Latin America, for the year ended June 30, 2014, compared to the year ended June 30, 2013.

The following table summarizes the percentage movements in our net revenue for the year ended June 30, 2014 compared to the year ended June 30, 2013:

	North and Latin America	International	Total	International (Constant Currency)*	Total (Constant Currency)*
Flow generators	-2%	7%	3%	5%	1%
Masks and other accessories	-1%	10%	3%	7%	2%
Total	-1%	8%	3%	5%	2%

* Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit.    Gross profit increased for the year ended June 30, 2014 to $989.8 million from $940.7 million for the year ended June 30, 2013, an increase of $49.1 million or 5%. Gross profit as a percentage of net revenue was 63.7% for the year ended June 30, 2014, compared with the 62.1% for the year ended June 30, 2013. The improvement in gross margins was primarily due to cost savings attributable to manufacturing and supply chain improvements, favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales, positive foreign currency impact due to the depreciation of the Australian dollar against the U.S. dollar and Euro, and a favorable geographic mix of sales, partially offset by declines in our average selling prices.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2014 to $450.4 million from $430.8 million for the year ended June 30, 2013, an increase of $19.6 million or 5%. The selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $4.6 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the year ended June 30, 2014 increased by 6% compared to the year ended June 30, 2013. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2014 was 29.0%, compared to 28.4% for the year ended June 30, 2013.

The increase in selling, general and administrative expenses was primarily due to an increase the number of sales and administrative personnel to support our growth and other expenses related to the increase in our sales including activities targeted at increasing the awareness and diagnosis of SDB, as well as an increase in our patent litigation expenses.

Research and Development Expenses.    Research and development expenses decreased for the year ended June 30, 2014 to $118.2 million from $120.1 million for the year ended June 30, 2013, a decrease of $1.9 million or 2%. The research and development expenses were favorably impacted by the depreciation of the Australian dollar against the U.S. dollar, which decreased our expenses by approximately $9.0 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses for the year ended June 30, 2014 increased by 6% compared to the year ended June 30, 2013. As a percentage of net revenue, research and development expenses were 7.6% for the year ended June 30, 2014 compared to 7.9% for the year ended June 30, 2013.

The increase in research and development expenses in constant currency terms was primarily due to an increase in the number of research and development personnel, consulting and contractor expenses and an increase in materials and tooling costs incurred to facilitate development of new products.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2014 totaled $9.7 million compared to $10.1 million for the year ended June 30, 2013.

Restructuring expenses.    During the year ended June 30, 2014 we completed a reorganization of our commercial and research and development teams. As a result of this reorganization we terminated the employment of approximately 1% of our employees at a total cost of $6.3 million.

Total other income, net.    Total other income, net for the year ended June 30, 2014 was $26.0 million, a decrease of $4.3 million compared with $30.3 million for the year ended June 30, 2013. The decrease in total other income, net, was due primarily to lower interest income resulting from lower interest rates on cash balances held, and the depreciation of the Australian dollar against the U.S. dollar, partially offset by gains on foreign currency transactions.

Income Taxes.    Our effective income tax rate decreased to 19.9% for the year ended June 30, 2014 from 20.2% for the year ended June 30, 2013. Our effective income tax rate is affected by the geographic mix of our taxable income, including lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs which will expire in whole or in part at various dates through June 30, 2020. As of June 30, 2014, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend these earnings to be permanently reinvested outside the United States.

Net Income and Earnings per Share.    As a result of the factors above, our net income for the year ended June 30, 2014 was $345.3 million compared to net income of $307.1 million for the year ended June 30, 2013, an increase of 12% over the year ended June 30, 2013. As a result of the increase in our net income and lower share count due to our stock repurchases, our earnings per share for the year ended June 30, 2014 was $2.39 per diluted share compared to $2.10 per diluted share for the year ended June 30, 2013, an increase of 14% over the year ended June 30, 2013.

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

Net revenue in North and Latin America increased for the year ended June 30, 2013 to $851.6 million from $749.0 million for the year ended June 30, 2012, an increase of $102.6 million or 14%. We believe this increase primarily reflected growth in the overall SDB market and market share gains in the APAP and bilevel flow generator segments.

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

Education, Research and Settlement Charge.    During the year ended June 30, 2013 we agreed to pay the University of Sydney $24.8 million to establish two perpetual academic chairs, fund future research in the fields of sleep medicine and biomedical engineering, and settle legal proceedings between us. We expensed the full amount of $24.8 million ($17.7 million, net of tax) in the year ended June 30, 2013 within our operating expenses and separately disclosed the amount as an education, research and settlement charge.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2013 totaled $10.1 million compared to $14.0 million for the year ended June 30, 2012. The reduction in amortization expense was mainly attributable to certain acquired intangibles reaching the end of their useful life and therefore being fully amortized.

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

Liquidity and Capital Resources

As of June 30, 2014 and June 30, 2013, we had cash and cash equivalents of $905.7 million and $876.0 million, respectively. Working capital was $1.3 billion and $874.8 million at June 30, 2014 and June 30, 2013, respectively. The increase in working capital balance is primarily due to the renewal of our long term credit facility.

As of June 30, 2014 and June 30, 2013, our cash and cash equivalent balances held within the United States amounted to $29.0 million and $38.2 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2014 and June 30, 2013, of $876.7 million and $837.8 million, respectively, were held by our non-U.S. subsidiaries, indefinitely invested outside the United States. Our cash and cash equivalent balances are held at highly rated financial institutions.

As of June 30, 2014, the cumulative amount of undistributed earnings from our foreign subsidiaries was approximately $1.5 billion, and those undistributed earnings are considered permanently reinvested. We intend to reinvest the cash and cash equivalents of those entities whose undistributed earnings are permanently reinvested in our international operations. We reassess our reinvestment assertions each reporting period and currently believe that we have sufficient sources of liquidity to support our assertion that the undistributed earnings held by foreign subsidiaries may be considered to be reinvested permanently. If these earnings had not been permanently reinvested, deferred taxes of approximately $344 million would have been recognized in our consolidated financial statements.

We repatriated $191 million and $185 million to the U.S. in fiscal years 2014 and 2013, respectively, from earnings generated in each of those years. The amount of the current year foreign earnings that we have repatriated to the U.S. in the past has been determined, and the amount that we expect to repatriate during fiscal year 2015 will be determined, based on a variety of factors, including current year earnings of our foreign subsidiaries, foreign investment needs and the cash flow needs we have in the U.S., such as for the repayment of debt, dividend distributions, and other domestic obligations. The majority of our repatriation of foreign subsidiaries’ earnings to the U.S. has historically occurred at year-end, although we may repatriate funds earlier in the year based on our business needs. When we repatriate funds to the U.S., we are required to pay taxes in the U.S. on these amounts based on applicable U.S. tax rates, net of any foreign tax that would be allowed to be deducted or taken as a credit against U.S. income tax. We paid $10.7 million and $19.3 million in additional U.S. federal income taxes in fiscal years 2014 and 2013, respectively, as a result of repatriation of foreign earnings generated in those years.

Inventories at June 30, 2014 increased by $19.6 million or 13% to $165.4 million compared to June 30, 2013 inventories of $145.8 million. The increase in inventories was due mainly to recent new product introductions and an increase in inventories held to support the increase in unit sales.

Accounts receivable, net of allowance for doubtful accounts, at June 30, 2014 were $359.6 million, an increase of $41.2 million or 13% over the June 30, 2013 accounts receivable balance of $318.3 million. Accounts receivable days sales outstanding of 76 days at June 30, 2014 increased by 11 days compared to 65 days at June 30, 2013. The increase in our accounts receivable balance and days sales is mainly due to longer payment terms in our domestic market. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2014 and 2013 was 3.0% and 3.0%, respectively. The credit quality of our customers remains broadly consistent with our past experience.

During the year ended June 30, 2014, we generated cash of $391.3 million from operations. This was slightly lower than the cash generated from operations for the year ended June 30, 2013 of $402.8 million, which was primarily the result of the increase in our inventory balance. Movements in foreign currency exchange rates during the year ended June 30, 2014 had the effect of increasing our cash and cash equivalents by $30.7 million, as reported in U.S. dollars. During fiscal years 2014 and 2013, we repurchased 4.4 million and 4.3 million shares at a cost of $208.1 million and $188.0 million, respectively. During fiscal years 2014 and 2013, we also paid dividends totaling $141.5 million and $97.2 million, respectively.

Details of contractual obligations at June 30, 2014 are as follows:

		Payments Due by Fiscal Year
In $000’s	Total	2015	2016	2017	2018	2019	Thereafter
Long Term Debt	$300,788	$18	$-	$-	$-	$300,000	$770
Interest on Long Term Debt	17,800	4,087	4,087	4,087	4,087	1,387	65
Operating Leases	58,906	17,293	12,996	8,024	4,242	3,211	13,140
Purchase Obligations	146,143	146,135	8	-	-	-	-
Total	$523,637	$167,533	$17,091	$12,111	$8,329	$304,598	$13,975

Details of other commercial commitments at June 30, 2014 are as follows:

		Amount of Commitment Expiration Per Fiscal Year
In $000’s	Total	2015	2016	2017	2018	2019	Thereafter
Guarantees*	$13,683	$2,087	$36	$1,821	$-	$2	$9,737
Other	47	-	-	-	-	-	47
Total	$13,730	$2,087	$36	$1,821	$-	$2	$9,784

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At June 30, 2014, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

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

At June 30, 2014, we were in compliance with our debt covenants and there was $300.0 million outstanding under the credit agreement.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Tax Expense

Our income tax rate is governed by the laws of the regions in which our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal years 2014, 2013 and 2012. During fiscal years 2014, 2013 and 2012, our consolidated effective tax rate has fluctuated between approximately 20% and approximately 23%. These fluctuations have resulted from, and future effective tax rates will depend on, numerous factors, including the amount of research and development expenditures for which an additional Australian tax credit is available, the level of foreign earnings repatriated to the U.S., the geographic mix of taxable income and other tax credits or benefits available to us under applicable tax laws, including the lower statutory tax rates and other incentives associated with our Singapore and Malaysia manufacturing operations.

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2014 using a quantitative assessment. The results of our annual review indicated that no impaired goodwill exists as the fair value for each reporting unit significantly exceeded its carrying value.

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

Our income tax returns are based on calculations and assumptions that are subject to examination by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Although currently immaterial, we recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes, and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

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

(7)    Stock-Based Compensation. We measure the compensation cost of all stock-based awards at fair value on the date of grant. We recognize that value as compensation expense over the service period, net of estimated forfeitures. We estimate the fair value of employee stock options and purchase rights granted using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards, the expected dividend per share and the expected life of the awards. The risk-free interest rate assumption we use is based upon the U.S. Treasury yield curve at the time of grant appropriate for the expected life of the awards. Expected volatilities are based on a combination of historical volatilities of our stock and the implied volatilities from tradeable options of our stock corresponding to the expected term of the options. We use a combination of the historic and implied volatilities as the addition of the implied volatility is more representative of our future stock price trends. While there is a tradeable market of options on our common stock, less emphasis is placed on the implied volatility of these options due to the relative low volumes of these traded options and the difference in the terms compared to our employee options. In order to determine the estimated period of time that we expect employees to hold their stock options, we use historical rates by employee groups. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The aforementioned inputs entered into the Black-Scholes valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

We estimate the fair value of restricted stock units based on the market value of the underlying shares as determined at the grant date less the fair value of dividends that holders are not entitled to, during the vesting period. We estimate the weighted average grant date fair value of performance restricted stock units, or PRSUs, which contain a market condition, using a Monte-Carlo simulation valuation model.

Recently Issued Accounting Pronouncements

See Note 3 – New Accounting Pronouncements to the consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2014, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2014 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Singapore Dollar (SGD)	Canadian Dollar (CAD)	Great Britain Pound (GBP)	Malaysian Ringgit (MYR)
AUD Functional:
Assets	-	203,623	155,437	-	-	-	3,111
Liability	-	(58,278)	(52,241)	(1,333)	(9,595)	(5,223)	-

Foreign Currency Hedges	-	(161,865)	(54,770)	-	-	5,134	-

Net Total	-	(16,520)	48,426	(1,333)	(9,595)	(89)	3,111
USD Functional:
Assets	-	-	-	-	14,305	-	-
Liability	-	-	(479)	-	-	-	-

Foreign Currency Hedges	-	-	-	-	-	-	-

Net Total	-	-	(479)	-	14,305	-	-
EURO Functional:
Assets	9	531	-	-	-	3,399	-
Liability	(2)	(4,145)	-	-	-	(51)	-

Foreign Currency Hedges	-	-	-	-	-	(3,423)	-

Net Total	7	(3,614)	-	-	-	(75)	-
GBP Functional:
Assets	-	-	6,373	-	-	-	-
Liability	-	(351)	-	-	-	-	-

Foreign Currency Hedges	-	-	-	-	-	-	-

Net Total	-	(351)	6,373	-	-	-	-
SGD Functional:
Assets	1,542	130,280	58,028	-	-	-	-
Liability	(3,732)	(96,417)	(44,773)	-	-	-	-

Foreign Currency Hedges	-	(40,000)	(20,539)	-	-	-	-

Net Total	(2,190)	(6,137)	(7,284)	-	-	-	-
SEK Functional:
Assets	-	-	3,943	-	-	-	-
Liability	-	(120)	(652)	-	-	-	-

Foreign Currency Hedges	-	-	-	-	-	-	-

Net Total	-	(120)	3,291	-	-	-	-
MYR Functional:
Assets	-	2,269	11	-	-	-	-
Liability	(66)	(1,046)	-	(3)	-	-	-

Foreign Currency Hedges	-	-	-	-	-	-	-

Net Total	(66)	1,223	11	(3)	-	-	-

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at June 30, 2014. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts (in thousands, except exchange rates):

Foreign Exchange Contracts					Fair Value Assets / (Liabilities)
	FY 2015	FY 2016	FY 2017	Total	June 30, 2014	June 30, 2013
Receive AUD/Pay USD
Contract amount	172,000	-	-	172,000	328	(822)
Ave. contractual exchange rate	AUD 1 = USD 0.9412			AUD 1 = USD 0.9412
Receive AUD/Pay Euro
Contract amount	178,000	55,000	-	233,000	(2,574)	(6,985)
Ave. contractual exchange rate	AUD 1 = Euro 0.7686	AUD 1 = Euro 0.7295		AUD 1 = Euro 0. 7590
Receive SGD/Pay Euro
Contract amount	21,000	-	-	21,000	(90)	501
Ave. contractual exchange rate	SGD 1 = Euro 0. 5883			SGD 1 = Euro 0. 5982
Receive AUD/Pay SGD
Contract amount	-	-	-	-	-	(193)
Ave. contractual exchange rate
Receive SGD/Pay USD
Contract amount	40,000	-	-	40,000	59	284
Ave. contractual exchange rate	SGD 1 = USD 0.8008			SGD 1 = USD 0.7938
Receive GBP/Pay AUD
Contract amount	5,000	-	-	5,000	18	-
Ave. contractual exchange rate	GBP 1 = AUD 0.5492			GBP 1 = AUD 0.5492
Receive EUR/Pay GBP
Contract amount	3,000	-	-	3,000	(11)	-
Ave. contractual exchange rate	EUR 1 = GBP 0.8027			EUR 1 = GBP 0.8027
Receive USD/Pay CAD
Contract amount	-	-	-	-	-	215
Ave. contractual exchange rate

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2014, we maintained cash and cash equivalents of $905.7 million principally comprised of bank term deposits and at call accounts and are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2014, we had total long-term debt, including the current portion of those obligations, of $300.8 million of which, $300.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2014, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”

a)	Index to Consolidated Financial Statements

b)	Supplementary Data

Quarterly Financial Information (unaudited) – The quarterly results for the years ended June 30, 2014 and 2012 are summarized below (in thousands, except per share amounts):

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$357,662	$384,341	$397,758	$415,211	$1,554,973
Gross profit	227,982	248,759	251,788	261,258	989,786
Net income	80,930	86,636	89,969	87,738	345,273

Basic earnings per share	0.57	0.61	0.64	0.62	2.44
Diluted earnings per share	0.56	0.60	0.63	0.61	2.39
2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$339,731	$376,538	$383,581	$414,607	$1,514,457
Gross profit	208,648	232,712	239,449	259,848	940,657
Net income	71,265	77,942	84,913	73,013	307,133

Basic earnings per share	0.50	0.54	0.59	0.51	2.15
Diluted earnings per share	0.49	0.53	0.58	0.50	2.10

Note: the amounts for each quarter are computed independently, and, due to the computation formula, the sum of the four quarters may not equal the year.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (1992) framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2014.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the internal control over financial reporting of ResMed Inc. as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of ResMed Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the internal control over financial reporting of ResMed Inc. based on our audit.

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

In our opinion, ResMed Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2014, and the related financial statement schedule, and our report dated August 8, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP
San Diego, California
August 8, 2014

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 20, 2014, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2014.

We have filed as exhibits to this annual report on Form 10-K for the year ended June 30, 2014, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 20, 2014, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2014.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 20, 2014, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2014.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 20, 2014, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2014.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 20, 2014, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2014.

PART IV

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (16)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc. (13)

4.1	Form of certificate evidencing shares of Common Stock. (1)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended. (1)

10.2*	ResMed Inc. 2006 Incentive Award Plan. (6)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan. (3)

10.4*	2006 Grant agreement for Board of Directors. (3)

10.5*	2006 Grant agreement for Executive Officers. (5)

10.6*	2006 Grant agreement for Australian Executive Officers. (5)

10.7*	Form of Executive Agreement. (4)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008. (7)

10.9	Form of Indemnification Agreements for our directors and officers. (8)

10.10	Form of Access Agreement for directors. (8)

10.11*	Updated Form of Executive Agreement. (2) (12)

10.12	ResMed Inc. 2009 Incentive Award Plan. (9)

10.13	ResMed Inc. 2009 Employee Stock Purchase Plan. (9)

10.14	Amendment No. 1 to the ResMed Inc. 2009 Employee Stock Purchase Plan (14)

10.15	Form of Restricted Stock Award Agreement. (9)

10.16	ResMed Inc. Deferred Compensation Plan. (10)

10.17	Credit Agreement, dated as of October 31, 2013, among ResMed Inc., the lenders Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger. (17)

10.18	Unconditional Guaranty entered into as of October 31, 2013, by each of ResMed Corp. and ResMed Motor Technologies Inc., in favor of Union Bank, N.A., as administrative agent. (17)

10.19	Form of Restricted Stock Unit Award Agreement for Executive Officers. (11)

10.20	Form of Restricted Stock Unit Award Agreement for Directors. (11)

10.21	Form of Stock Option Grant for Executive Officers. (11)

10.22	Form of Stock Option Grant for Directors. (11)

10.23	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.(15)

21.1	Subsidiaries of the Registrant. (18)

23.1	Consent of Independent Registered Public Accounting Firm. (18)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (18)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (18)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

101

The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated and Statements of Cash Flows and (v) related notes.

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

(7) Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 15, 2008.

(8) Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.

(9) Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 23, 2009.

(10) Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 25, 2010.

(11) Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011.

(12) Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 2, 2012.

(13) Incorporated by reference to the Registrant’s Report on Form 8-K/A filed on September 17, 2012.

(14) Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 4, 2012.

(15) Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 21, 2012.

(16) Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013

(17) Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Report on Form 8-K filed on November 5, 2013

(18) Filed with this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 8, 2014, expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of ResMed Inc.

/s/ KPMG LLP

San Diego, California

August 8, 2014

- F1 -

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2014 and 2013

(In thousands, except share and per share data)

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$905,730	$876,048
Accounts receivable, net of allowance for doubtful accounts of $10,971 and $9,912 at June 30, 2014 and June 30, 2013, respectively	359,593	318,349
Inventories (note 5)	165,418	145,847
Deferred income taxes (note 14)	31,908	38,552
Income taxes receivable	14,853	8,910
Prepaid expenses and other current assets	78,707	61,143

Total current assets	1,556,209	1,448,849
Non-current assets:

Property, plant and equipment, net (note 6)	434,277	411,433
Goodwill and other intangible assets, net (note 7)	334,510	324,468
Deferred income taxes (note 14)	18,755	20,053
Other assets	17,211	5,918

Total non-current assets	804,753	761,872

Total assets	$2,360,962	$2,210,721

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,405	$60,688
Accrued expenses (note 9)	130,656	137,674
Deferred revenue	42,370	44,953
Income taxes payable	10,392	30,090
Deferred income taxes (note 14)	717	627
Current portion of long-term debt (note 11)	18	300,017

Total current liabilities	269,558	574,049
Non-current liabilities:
Deferred income taxes (note 14)	10,716	9,895
Deferred revenue	16,352	11,928
Long-term debt (note 11)	300,770	769
Income taxes payable	5,318	3,564

Total non-current liabilities	333,156	26,156

Total liabilities	602,714	600,205

Commitments and contingencies (notes 18 and 19)
Stockholders’ equity: (note 12)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 176,747,039 issued and 140,304,544 outstanding at June 30, 2014 and 174,038,766 issued and 142,013,753 outstanding at June 30, 2013	561	568
Additional paid-in capital	1,117,644	1,025,064
Retained earnings	1,780,396	1,576,641
Treasury stock, at cost, 36,442,495 shares at June 30, 2014, and 32,026,013 shares at June 30, 2013	(1,291,910)	(1,083,845)
Accumulated other comprehensive income	151,557	92,088

Total stockholders’ equity	1,758,248	1,610,516

Total liabilities and stockholders’ equity	$2,360,962	$2,210,721

See accompanying notes to consolidated financial statements.

- F2 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2014, 2013 and 2012

(In thousands, except per share data)

	June 30, 2014	June 30, 2013	June 30, 2012
Net revenue	$1,554,973	$1,514,457	$1,368,515
Cost of sales	565,187	573,800	547,780

Gross profit	989,786	940,657	820,735

Operating expenses:
Selling, general and administrative	450,414	430,802	402,621
Research and development	118,226	120,124	109,733
Restructuring expenses (note 23)	6,326	-	-
Education, research and settlement charge (note 23)	-	24,765	-
Amortization of acquired intangible assets	9,733	10,142	13,974

Total operating expenses	584,699	585,833	526,328

Income from operations	405,087	354,824	294,407

Other income, net:
Interest income	31,236	38,873	33,866
Interest expense	(6,129)	(6,387)	(4,786)
Other, net (note 13)	884	(2,191)	8,458

Total other income, net	25,991	30,295	37,538

Income before income taxes	431,078	385,119	331,945
Income taxes (note 14)	85,805	77,986	77,095

Net income	$345,273	$307,133	$254,850

Basic earnings per share	$2.44	$2.15	$1.75
Diluted earnings per share (note 4)	$2.39	$2.10	$1.71
Dividend declared per share	$1.00	$0.68	$-
Basic shares outstanding (000’s)	141,474	142,954	145,901
Diluted shares outstanding (000’s)	144,359	146,410	149,316

See accompanying notes to consolidated financial statements.

- F3 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2014, 2013 and 2012

(In US$ thousands)

	Years Ended June 30,
	2014	2013	2012
Net income	$345,273	$307,133	$254,850
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	59,469	(144,368)	(87,976)

Comprehensive income	$404,742	$162,765	$166,874

See accompanying notes to consolidated financial statements.

- F4 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2014, 2013 and 2012

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2011	165,784	$607	$798,461	(14,115)	$(504,625)	$1,111,862	$324,432	$1,730,737
Common stock issued on exercise of options (note 12)	3,271	13	56,337					56,350
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	329	1	(3,279)					(3,278)
Common stock issued on employee stock purchase plan (note 12)	369	1	8,783					8,784
Treasury stock purchases		(54)		(13,617)	(391,201)			(391,255)
Tax benefit from exercise of options			8,620					8,620
Stock-based compensation costs			30,795					30,795
Other comprehensive income							(87,976)	(87,976)
Net income						254,850		254,850
Dividends declared						-		-

Balance, June 30, 2012	169,753	$568	$899,717	(27,732)	$(895,826)	$1,366,712	$236,456	$1,607,627
Common stock issued on exercise of options (note 12)	3,433	14	65,635					65,649
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	529	2	(7,180)					(7,178)
Common stock issued on employee stock purchase plan (note 12)	324	1	10,451					10,452
Treasury stock purchases		(17)		(4,294)	(188,019)			(188,036)
Tax benefit from exercise of options			18,215					18,215
Stock-based compensation costs			38,226					38,226
Other comprehensive income							(144,368)	(144,368)
Net income						307,133		307,133
Dividends declared						(97,204)		(97,204)

Balance, June 30, 2013	174,039	$568	$1,025,064	(32,026)	$(1,083,845)	$1,576,641	$92,088	$1,610,516
Common stock issued on exercise of options (note 12)	1,681	7	31,157					31,164
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	713	3	(11,302)					(11,299)
Common stock issued on employee stock purchase plan (note 12)	314	1	13,052					13,053
Treasury stock purchases		(18)		(4,416)	(208,065)			(208,083)
Tax benefit from exercise of options			16,211					16,211
Stock-based compensation costs			43,462					43,462
Other comprehensive income							59,469	59,469
Net income						345,273		345,273
Dividends declared						(141,518)		(141,518)

Balance, June 30, 2014	176,747	$561	$1,117,644	(36,442)	$(1,291,910)	$1,780,396	$151,557	$1,758,248

See accompanying notes to consolidated financial statements.

- F5 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2014, 2013 and 2012

(In thousands)

	June 30, 2014	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net income	$345,273	$307,133	$254,850
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,454	78,280	85,856
Stock-based compensation costs	43,457	38,157	30,586
Impairment of cost-method investments	-	475	4,016
Changes in fair value of business combination contingent consideration	(6,283)	(1,827)	(1,571)
Foreign currency revaluation	(6,252)	6,258	(13,652)
Gain on previously held equity interest resulting from business combination	-	-	(2,070)
Excess tax benefit from stock-based compensation arrangements	(16,335)	(18,307)	(8,748)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(35,108)	(37,267)	(20,293)
Inventories, net	(15,851)	27,143	18,806
Prepaid expenses, net deferred income taxes and other current assets	5,814	(28,678)	(37,938)
Accounts payable, accrued expenses and other liabilities	3,099	31,456	73,317

Net cash provided by operating activities	391,268	402,823	383,159

Cash flows from investing activities:
Purchases of property, plant and equipment	(72,722)	(63,579)	(47,135)
Patent registration costs	(8,434)	(8,203)	(6,972)
Purchases of other intangible assets	-	-	(7,000)
Business acquisitions, net of cash acquired	(3,852)	(5,418)	(53,322)
Investments in cost-method investments	(10,850)	(2,225)	(4,796)
Proceeds from disposal of cost-method investments	-	-	499
Purchases of foreign currency contracts	(1,477)	(1,117)	(1,464)
Proceeds from exercise of foreign currency contracts	2,348	2,542	18,575

Net cash used in investing activities	(94,987)	(78,000)	(101,615)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	33,354	69,239	62,491
Excess tax benefit from stock-based compensation arrangements	16,335	18,307	8,748
Purchases of treasury stock	(202,169)	(186,258)	(392,743)
Payment of business combination contingent consideration	(1,117)	(7,790)	-
Proceeds from borrowings, net of borrowing costs	557,834	150,000	270,384
Repayment of borrowings	(560,035)	(100,221)	(125,985)
Dividends paid	(141,518)	(97,204)	-

Net cash used in financing activities	(297,316)	(153,927)	(177,105)

Effect of exchange rate changes on cash	30,717	(104,389)	(30,165)

Net increase in cash and cash equivalents	29,682	66,507	74,274
Cash and cash equivalents at beginning of period	876,048	809,541	735,267

Cash and cash equivalents at end of period	$905,730	$876,048	$809,541

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$90,183	$85,724	$55,206
Interest paid	$6,129	$6,387	$4,786

Fair value of assets acquired, excluding cash	$2,257	$5,970	$24,648
Liabilities assumed	(829)	(2,278)	(5,056)
Goodwill on acquisition	3,227	13,876	51,798
Deferred payments	(803)	-	-
Fair value of contingent consideration	-	(12,150)	(6,850)

Total purchase price, excluding contingent consideration	3,852	5,418	64,540
Less: Consideration not paid in the current period	-	-	(11,218)

Cash paid for acquisition	$3,852	$5,418	$53,322

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

- F7 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

Our cash and cash equivalents balance at June 30, 2014, include $151.9 million in cash which is subject to a notice period of 90 days. These cash balances earn interest rates above normal term deposit rates otherwise available and are held at highly rated financial institutions.

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2014 using a quantitative assessment. In conducting our review of goodwill impairment, we identified 8 reporting units, being components of our operating segment. The fair value for each reporting unit was determined based on estimated discounted cash flows. Our goodwill impairment review involved a two-step process as follows:

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

The carrying value of financial instruments, such as cash equivalents, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The carrying value of long-term debt approximates its fair value as the principal amounts outstanding are subject to variable interest rates that are based on market rates which are regularly reset. Foreign currency hedging instruments are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes.

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

The purpose of our foreign currency hedging activities is to protect us from adverse exchange rate fluctuations with respect to net cash movements resulting from the sales of products to foreign customers and Australian and Singapore manufacturing activities. We enter into foreign exchange contracts to hedge anticipated sales and manufacturing costs, principally denominated in Australian and Singapore dollars, and Euros. The terms of such foreign exchange contracts generally do not exceed three years.

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

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by periodically evaluating individual customer receivables, considering a customer’s financial condition, credit history and current economic conditions. We are also contingently liable, within certain limits, in the event of a customer default, to independent leasing companies in connection with customer leasing programs. We monitor the collection status of these installment receivables and provide for estimated losses separately under accrued expenses within our consolidated balance sheets based upon our historical collection experience with such receivables and a current assessment of our credit exposure.

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

We recognized no impairment charges in relation to long-lived assets during fiscal years ended June 30, 2014, 2013 and 2012.

(3)	New Accounting Pronouncements

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company beginning in the first quarter of fiscal year 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 273,000, 236,000 and 1,336,000 for the years ended June 30, 2014, 2013 and 2012, respectively, as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the years ended June 30, 2014, 2013 and 2012 are calculated as follows (in thousands except per share data):

	2014	2013	2012
Numerator:
Net Income, used in calculating diluted earnings per share	$345,273	$307,133	$254,850
Denominator:
Basic weighted-average common shares outstanding	141,474	142,954	145,901

Effect of dilutive securities:
Stock options and restricted stock units	2,885	3,456	3,415
Diluted weighted average shares	144,359	146,410	149,316
Basic earnings per share	$2.44	$2.15	$1.75
Diluted earnings per share	$2.39	$2.10	$1.71

(5)	Inventories

Inventories were comprised of the following as of June 30, 2014 and June 30, 2013 (in thousands):

	2014	2013
Raw materials	$53,680	$46,841
Work in progress	3,358	1,990
Finished goods	108,380	97,016
Total inventories	$165,418	$145,847

- F11 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following as of June 30, 2014 and June 30, 2013 (in thousands):

	2014	2013
Machinery and equipment	$200,929	$165,782
Computer equipment	133,157	109,657
Furniture and fixtures	42,631	40,706
Vehicles	4,757	3,282
Clinical, demonstration and rental equipment	101,453	102,304
Leasehold improvements	30,361	28,466
Land	62,468	61,091
Buildings	266,771	260,857
	842,527	772,145
Accumulated depreciation and amortization	(408,250)	(360,712)
Property, plant and equipment, net	$434,277	$411,433

(7)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the years ended June 30, 2014 and June 30, 2013 (in thousands):

	2014	2013
Balance at the beginning of the period	$274,829	$256,209
Business acquisition (note 22)	3,227	13,876
Foreign currency translation adjustments	11,256	4,744
Balance at the end of the period	$289,312	$274,829

As at June 30, 2014 we have not recorded any accumulated goodwill impairments.

- F12 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Goodwill and Other Intangible Assets, net, Continued

Other Intangible Assets

Other intangibles, net are comprised of the following as of June 30, 2014 and June 30, 2013:

	2014	2013
Developed/core product technology	$76,015	$72,698
Accumulated amortization	(54,073)	(45,492)
Developed/core product technology, net	21,942	27,206
Trade names	2,784	2,662
Accumulated amortization	(2,697)	(2,491)
Trade names, net	87	171
Non-compete agreements	2,135	2,068
Accumulated amortization	(1,768)	(1,265)
Non-compete agreements, net	367	803
Customer relationships	24,593	22,291
Accumulated amortization	(20,877)	(17,095)
Customer relationships, net	3,716	5,196
Patents	70,734	59,962
Accumulated amortization	(51,648)	(43,699)
Patents, net	19,086	16,263
Total other intangibles, net	$45,198	$49,639

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships and patents, and we amortize them over the estimated useful life of the assets, generally between two and nine years. There are no expected residual values related to these intangible assets.

Refer to note 22 of the consolidated financial statements for details of acquisitions made during the year.

Amortization expense related to identifiable intangible assets, including patents, for the year ended June 30, 2014 was $15.9 million. Estimated annual amortization expense for the years ending June 30, 2015 through June 30, 2019, is shown below (in thousands):

Fiscal Year	Amortization expense
2015	$14,691
2016	12,908
2017	9,084
2018	5,278
2019	3,120

- F13 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at June 30, 2014 and June 30, 2013, included within our other long-term assets on our consolidated balance sheets, was $14.9 million and $4.0 million, respectively.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We determine the fair value of our cost-method investments to evaluate whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values which can be market supported and unobservable inputs including future cash flows. During the year ended June 30, 2014 and 2013, we recognized $Nil and $0.5 million, respectively, of impairment losses related to our cost-method investments. The expense associated with this impairment has been included in other income, net within our consolidated statements of income. We based these impairment losses on our determination that the declines in the fair value of these investments were other-than temporary. We have determined, that the fair value of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the years ended June 30, 2014 and June 30, 2013 (in thousands):

	2014	2013
Balance at the beginning of the period	$4,000	$2,250
Investments	10,850	2,225
Impairment of cost-method investments	-	(475)
Balance at the end of the period	$14,850	$4,000

(9)	Accrued Expenses

Accrued expenses at June 30, 2014 and June 30, 2013 consist of the following (in thousands):

	2014	2013
Product warranties	$11,798	$16,011
Consulting and professional fees	5,891	7,360
Value added taxes and other taxes due	18,310	13,061
Employee related costs	78,948	72,214
Marketing and promotional programs	1,192	1,262
Business acquisition contingent consideration	480	7,779
Hedging instruments	3,215	9,007
Other	10,822	10,980
	$130,656	$137,674

- F14 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Product Warranties

We include the liability for warranty costs in accrued expenses in our consolidated balance sheets. Changes in the liability for product warranty for the years ended June 30, 2014 and 2013 are as follows (in thousands):

	2014	2013

Balance at the beginning of the period	$16,011	$17,018
Warranty accruals for the period	3,197	11,426
Warranty costs incurred for the period	(7,782)	(10,538)
Foreign currency translation adjustments	372	(1,895)
Balance at the end of the period	$11,798	$16,011

(11)	Long-term Debt

Long-term debt at June 30, 2014 and June 30, 2013 consists of the following (in thousands):

	June 30, 2014	June 30, 2013
Current long-term debt	$18	$300,017
Non-current long-term debt	300,770	769
Total long-term debt	$300,788	$300,786

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At June 30, 2014, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

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

At June 30, 2014, there was $300.0 million outstanding under the credit agreement.

(12)	Stockholders’ Equity

Common Stock.    On February 21, 2014, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. This program canceled and replaced our previous share repurchase program authorized on August 24, 2011, under which we had repurchased 18.1 million shares. The 20.0 million shares the new program authorizes us to purchase are in addition to the shares we repurchased on or before February 21, 2014 under our previous programs. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases since February 21, 2014 have been executed in accordance with this program.

During the fiscal years 2014 and 2013, we repurchased 4.4 million and 4.3 million shares, respectively, at a cost of $208.1 million and $188.0 million, respectively. At June 30, 2014, we have repurchased a total of 36.4 million shares at a cost of $1.3 billion. Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2014, 18.3 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, our board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2014.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 43.7 million. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2014 is 16.3 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

- F16 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

At June 30, 2014, there was $74.3 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.2 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at June 30, 2014 was $246.7 million and $108.0 million, respectively. The aggregate intrinsic value of the options exercised during the fiscal years 2014, 2013 and 2012 was $50.2 million, $77.8 million and $45.3 million, respectively.

The following table summarizes option activity during the year ended June 30, 2014:

		Weighted Average Exercise Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	6,316,136	$22.68	2.3
Granted	161,005	48.56
Exercised*	(1,680,641)	19.41
Forfeited	(109,280)	35.86
Outstanding at end of period	4,687,220	$24.45	2.6
Exercise price range of granted options	46.15-51.25
Options exercisable at end of period	3,692,818	$21.40

* Includes 30,363 shares netted for tax.

The following table summarizes the activity of restricted stock units, including performance restricted stock units, during year ended June 30, 2014:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	2,633,407	$33.25	1.4
Granted	854,355	46.67
Vested*	(935,933)	31.46
Forfeited	(103,498)	34.34
Outstanding at end of period	2,448,331	$38.58	1.3

* Includes 222,913 shares netted for tax.

Employee Stock Purchase Plan (the “ESPP”).    Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At June 30, 2014, the number of shares remaining available for future issuance under the ESPP is 1.8 million shares.

During fiscal years 2014 and 2013, we issued 314,000 and 324,000 shares to our employees in two offerings and we recognized $3.1 million and $2.8 million, respectively, of stock compensation expense associated with the ESPP.

- F17 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the years ended June 30, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Cost of sales – capitalized as part of inventory	$2,621	$2,484	$1,749
Selling, general and administrative expenses	34,667	30,552	25,201
Research and development expenses	6,169	5,121	3,636
Stock-based compensation costs	43,457	38,157	30,586
Tax benefit	(11,744)	(11,960)	(8,421)
Stock-based compensation costs, net of tax benefit	$31,713	$26,197	$22,165

(13)	Other, net

Other, net, in the consolidated statements of income is comprised of the following for the years ended June 30, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Gain (loss) on foreign currency transactions and hedging, net	$590	$(1,902)	$9,766
Impairment of cost method investments	-	(475)	(4,016)
Gain on re-measurement of equity interest	-	-	2,070
Other	294	186	638
	$884	$(2,191)	$8,458

(14)	Income Taxes

Income before income taxes for the years ended June 30, 2014, 2013 and 2012, was taxed under the following jurisdictions (in thousands):

	2014	2013	2012
U.S.	$2,556	$2,120	$8,542
Non-U.S.	428,522	382,999	323,403
	$431,078	$385,119	$331,945

- F18 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

The provision for income taxes is presented below (in thousands):

	2014	2013	2012
Current: Federal	$18,931	$42,065	$16,201
State	1,334	888	2,163
Non-U.S.	55,675	53,713	71,353
	75,940	96,666	89,717
Deferred: Federal	(420)	(1,345)	(352)
State	(81)	(264)	(178)
Non-U.S.	10,366	(17,071)	(12,092)
	9,865	(18,680)	(12,622)
Provision for income taxes	$85,805	$77,986	$77,095

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2014	2013	2012
Taxes computed at statutory U.S. rate	$150,877	$134,792	$116,181
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	794	257	1,206
Research and development credit	(5,395)	(4,920)	(4,210)
Tax effect of dividends	87,764	72,304	33,656
Change in valuation allowance	5,894	1,852	1,645
Effect of non-U.S. tax rates	(83,135)	(97,420)	(57,252)
Foreign tax credits	(73,975)	(34,729)	(18,179)
Stock-based compensation expense	3,431	3,167	2,558
Other	(450)	2,683	1,490
	$85,805	$77,986	$77,095

- F19 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

We classify deferred tax assets and liabilities as current or non-current according to the related asset or liability’s classification. The components of our deferred tax assets and liabilities at June 30, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Employee liabilities	$11,606	$10,602
Inventories	10,457	10,398
Provision for warranties	2,752	4,691
Provision for doubtful debts	2,985	2,820
Net operating loss carryforwards	14,554	15,432
Capital loss carryover	1,908	2,015
Stock-based compensation expense	17,268	17,460
Unrealized foreign exchange losses	688	1,912
Other	4,253	4,070
	66,471	69,400
Less valuation allowance	(15,573)	(9,671)
Deferred tax assets	50,898	59,729
Deferred tax liabilities:
Property, plant and equipment	(1,892)	(1,560)
Goodwill and other intangibles	(9,776)	(10,086)
Deferred tax liabilities	(11,668)	(11,646)
Net deferred tax asset	$39,230	$48,083

We reported the net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2014 and 2013 as follows (in thousands):

	2014	2013
Current deferred tax asset	$31,908	$38,552
Non-current deferred tax asset	18,755	20,053
Current deferred tax liability	(717)	(627)
Non-current deferred tax liability	(10,716)	(9,895)
Net deferred tax asset	$39,230	$48,083

At June 30, 2014, we had $9.7 million of U.S. state net operating loss carryforwards and $66.8 million of non-U.S. net operating loss carryforwards, which expire in various years through 2019 or carry forward indefinitely.

The valuation allowance at June 30, 2014 relates to a provision for uncertainty as to the utilization of net operating loss carryforwards for certain non-U.S. countries of $13.0 million and U.S. and non-U.S. capital loss and other items of $2.6 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

A substantial portion of the Company’s manufacturing operations and administrative functions in Malaysia and Singapore operate under various tax holidays and tax incentive programs that will expire in whole or in

- F20 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

part at various dates through June 30, 2020. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to increase the Company’s net earnings by $23.6 million ($0.16 per diluted share) for the year ended June 30, 2014 and $24.3 million ($0.17 per diluted share) for the year ended June 30, 2013.

At June 30, 2014, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. The total amount of these undistributed earnings at June 30, 2014 amounted to approximately $1.5 billion. If these earnings had not been permanently reinvested, deferred taxes of approximately $344 million would have been recognized in the consolidated financial statements.

In accounting for uncertainty in income taxes, we recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (that is, a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for annual periods.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on June 30, 2014, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate.

(15)	Segment Information

We operate solely in the sleep and respiratory disorders sector of the medical device industry. We therefore believe that, given the single-industry focus of our operations and the inter-dependence of our products, we operate as a single operating segment.

Sales of flow generators for the years ended June 30, 2014, June 30, 2013 and June 30, 2012 were $846.7 million, $823.5 million and $736.6 million, respectively. Sales of masks other accessories for the years ended June 30, 2014, June 30, 2013 and June 30, 2012 were $708.3 million, $690.9 million and $631.9 million, respectively. Financial information by geographic area for the years ended June 30, 2014, 2013 and 2012, is summarized below (in thousands):

	Revenue from external sources			Long lived assets
	for the years ended June 30,			at June 30,
	2014	2013	2012	2014	2013	2012
North and Latin America	$839,126	$851,608	$749,039	$133,986	$136,984	$142,853
Germany	214,598	195,091	181,421	23,382	24,855	27,489
France	152,271	138,891	139,286	8,955	6,282	4,870
Australia	33,379	35,503	35,654	245,718	222,814	245,273
Rest of the World	315,599	293,364	263,115	22,236	20,498	13,878
Total	$1,554,973	$1,514,457	$1,368,515	$434,277	$411,433	$434,363

Long-lived assets of geographic areas are those assets used in our operations in each geographical area, and excludes goodwill, other intangible assets, and deferred tax assets.

- F21 -

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

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Fiscal Year Ended June 30,
	2014	2013
Stock options:
Weighted average grant date fair value	$10.90	$10.01
Weighted average risk-free interest rate	1.44%	0.67%
Expected option life in years	4.9	4.9
Dividend yield	1.95% - 2.17%	1.56% - 2.00%
Expected volatility	30%	32% - 34%
ESPP purchase rights:
Weighted average risk-free interest rate	0.1%	0.1%
Expected option life in years	6 months	6 months
Dividend yield	1.44% - 2.00%	1.44% - 1.67%
Expected volatility	24% - 28%	24% - 30%

During the fiscal year ended June 30, 2014, we also granted 187,000 performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative total stockholder return over a three-year period, up to a maximum amount to be issued under the award of 200% of the original grant. The weighted average grant date fair value of PRSUs granted during the year was estimated at $50.08 using a Monte-Carlo simulation valuation model.

(17)	Employee Retirement Plans

We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:

(1) Australia - We contribute to defined contribution plans for each employee resident in Australia. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. We contribute to the plans at the rate of approximately 9% of the salaries of all Australian employees. Our total contributions to the plans for the years ended June 30, 2014, 2013 and 2012, were $9.9 million, $10.3 million and $9.5 million, respectively.

(2) United Kingdom - We contribute to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three-month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. We contribute to the plan at the rate of 5% of the salaries of all United Kingdom employees. Our total contributions to the plan were $0.5 million, $0.3 million and $0.3 million in fiscal 2014, 2013 and 2012, respectively.

(3) United States - We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4% of the employee’s salary. Our total contributions to the plan were $2.9 million, $2.9 million and $2.4 million in fiscal 2014, 2013 and 2012, respectively.

- F22 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Employee Retirement Plans, Continued

(4) Switzerland - We sponsor a fixed return defined contribution fund for each permanent Swiss employee. As part of our contribution to the fund, we guarantee a fixed 2% net return on accumulated contributions per annum. We contribute to the plan at variable rates that have averaged 8% of salaries over the last three years. Our total contributions to the plan were $0.4 million, $0.4 million and $0.4 million in fiscal 2014, 2013 and 2012, respectively.

(18)	Commitments

We lease buildings, motor vehicles and office equipment under operating leases. We expense rental charges for operating leases on a straight-line basis over the lease term taking into account rent concessions or holidays. Rent expenses under operating leases for the years ended June 30, 2014, 2013 and 2012 were approximately $16.5 million, $15.2 million and $13.8 million, respectively. At June 30, 2014 we had the following future minimum lease payments under non-cancelable operating leases (in thousands):

Fiscal Years	Operating Leases
2015	$17,293
2016	12,996
2017	8,024
2018	4,242
2019	3,211
Thereafter	13,140
Total minimum lease payments	$58,906

(19)	Legal Actions and Contingencies

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

Contingent Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold during the fiscal years 2014 and 2013, amounted to $6.6 million and $1.0 million, respectively. The maximum potential amount of contingent liability under these arrangements at June 30, 2014 and June 30, 2013 were $4.9 million, and $0.3 million, respectively. The recourse liability recognized by us at June 30, 2014 and June 30, 2013, in relation to these arrangements was $0.5 million and $0.2 million, respectively.

- F23 -

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

The following table summarizes our financial assets and liabilities, as at June 30, 2014 and June 30, 2013, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at June 30, 2014
Foreign currency hedging instruments, net	$-	$(2,270)	$-	$(2,270)
Business acquisition contingent consideration	$-	$-	$(480)	$(480)
Balances at June 30, 2013
Foreign currency hedging instruments, net	$-	$(7,000)	$-	$(7,000)
Business acquisition contingent consideration	$-	$-	$(7,779)	$(7,779)

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

The following is a reconciliation of changes in the fair value of contingent consideration during fiscal year ended June 30, 2014 (in thousands):

Fiscal Year Ended June 30, 2014
Balance at the beginning of the period	$(7,779)
Changes in fair value included in operating income	6,283
Payments	1,117
Foreign currency translation adjustments	(101)
Balance at the end of the period	$(480)

We did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2014 or June 30, 2013.

- F24 -

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

We held foreign currency instruments with notional amounts totaling $473.7 million and $462.1million at June, 2014 and June 30, 2013, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 30, 2016.

The following table summarizes the amount and location of our derivative financial instruments as of June 30, 2014 and June 30, 2013 (in thousands):

	June 30, 2014	June 30, 2013	Balance Sheet Caption
Foreign currency hedging instruments	$456	$1,350	Other assets - current
Foreign currency hedging instruments	489	657	Other assets - non current
Foreign currency hedging instruments	(3,215)	(9,007)	Accrued expenses

	$(2,270)	$(7,000)

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments and other foreign-currency-denominated transactions for the three and twelve months ended June 30, 2014 and June 30, 2013, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Year Ended June 30,
	2014	2013
Foreign currency hedging instruments	$5,652	$(21,114)	Other, net
Other foreign-currency-denominated transactions	(5,062)	19,212	Other, net

	$590	$(1,902)	Other, net

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

- F25 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Business Combinations

On October 18, 2013, we acquired 100% of the outstanding shares of Mediserv sp., a distributor of equipment for the treatment of sleep disordered-breathing in Poland.

On December 2, 2013, we acquired 100% of the outstanding shares of Unimedis, a distributor of equipment for the treatment of sleep disordered-breathing in the Czech Republic and Slovakia.

Both acquisitions have been accounted for as a business combination using purchase accounting and are included in our consolidated financial statements from their respective acquisition dates. The acquisitions are not considered a material business combination and accordingly pro forma information is not provided. The acquisitions were funded through cash on-hand and we have not incurred any material acquisition related costs

The cost of the acquisitions have been allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. We completed the purchase price allocation during the quarter ended December 31, 2013. As part of the final purchase price allocation, we recognized an intangible asset relating to customer relationships of $1.2 million, with a useful life estimated at 5 years, and goodwill of $3.2 million. The goodwill recognized as part of these acquisitions, which is not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

(23)	Restructuring Expenses and Education, Research and Settlement Charge

During the year ended June 30, 2014 we completed a reorganization of our commercial and research and development teams. As a result of this reorganization we terminated the employment of approximately 1% of our employees at a total cost of $6.3 million ($4.2 million net of tax). We recorded and paid the full amount of $6.3 million in the year ended June 30, 2014, within our operating expenses and separately disclosed the amount as restructuring expenses .

During the year ended June 30, 2013 we agreed to pay the University of Sydney $24.8 million to establish two perpetual academic chairs, fund future research in the fields of sleep medicine and biomedical engineering, and settle legal proceedings between us. We expensed the full amount of $24.8 million ($17.7 million, net of tax) in the year ended June 30, 2013 within our operating expenses and separately disclosed the amount as an education, research and settlement charge.

- F26 -

SCHEDULE II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JUNE 30, 2014, 2013 AND 2012

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at end of period

Year ended June 30, 2014

Applied against asset account
Allowance for doubtful accounts	$9,912	5,306	(4,247)	$10,971

Year ended June 30, 2013

Applied against asset account
Allowance for doubtful accounts	$7,313	5,939	(3,339)	$9,912

Year ended June 30, 2012

Applied against asset account
Allowance for doubtful accounts	$11,476	2,652	(6,815)	$7,313

See accompanying report of independent registered public accounting firm.

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the authorized persons below.

DATED August 8, 2014

ResMed Inc.

/S/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL J. FARRELL Michael J. Farrell	Chief executive officer and director (Principal Executive Officer)	August 8, 2014

/S/ BRETT A. SANDERCOCK Brett A. Sandercock	Chief financial officer (Principal Financial Officer and Principal Accounting Officer)	August 8, 2014

/S/ PETER C. FARRELL Peter C. Farrell	Non-executive chairman	August 8, 2014

/S/ CHRISTOPHER G. ROBERTS Christopher G. Roberts	Director	August 8, 2014

/S/ CAROL J. BURT Carol J. Burt	Director	August 8, 2014

/S/ GARY W. PACE Gary W. Pace	Director	August 8, 2014

/S/ RICHARD SULPIZIO Richard Sulpizio	Director	August 8, 2014

/S/ RON TAYLOR Ron Taylor	Director	August 8, 2014

/S/ JOHN P. WAREHAM John P. Wareham	Director	August 8, 2014

S-1

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (16)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc. (13)

4.1	Form of certificate evidencing shares of Common Stock. (1)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended. (1)

10.2*	ResMed Inc. 2006 Incentive Award Plan. (6)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan. (3)

10.4*	2006 Grant agreement for Board of Directors. (3)

10.5*	2006 Grant agreement for Executive Officers. (5)

10.6*	2006 Grant agreement for Australian Executive Officers. (5)

10.7*	Form of Executive Agreement. (4)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008. (7)

10.9	Form of Indemnification Agreements for our directors and officers. (8)

10.10	Form of Access Agreement for directors. (8)

10.11*	Updated Form of Executive Agreement. (2) (12)

10.12	ResMed Inc. 2009 Incentive Award Plan. (9)

10.13	ResMed Inc. 2009 Employee Stock Purchase Plan. (9)

10.14	Amendment No. 1 to the ResMed Inc. 2009 Employee Stock Purchase Plan (14)

10.15	Form of Restricted Stock Award Agreement. (9)

10.16	ResMed Inc. Deferred Compensation Plan. (10)

10.17	Credit Agreement, dated as of October 31, 2013, among ResMed Inc., the lenders Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger. (17)

10.18	Unconditional Guaranty entered into as of October 31, 2013, by each of ResMed Corp. and ResMed Motor Technologies Inc., in favor of Union Bank, N.A., as administrative agent. (17)

10.19	Form of Restricted Stock Unit Award Agreement for Executive Officers. (11)

10.20	Form of Restricted Stock Unit Award Agreement for Directors. (11)

10.21	Form of Stock Option Grant for Executive Officers. (11)

10.22	Form of Stock Option Grant for Directors. (11)

10.23	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.(15)

21.1	Subsidiaries of the Registrant. (18)

23.1	Consent of Independent Registered Public Accounting Firm. (18)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (18)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (18)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

101	The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated and Statements of Cash Flows and (v) related notes.

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2009.
(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.
(4)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 13, 2007.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007.
(6)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 15, 2006.
(7)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 15, 2008.
(8)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.
(9)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 23, 2009.
(10)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 25, 2010.
(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011.
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 2, 2012.
(13)	Incorporated by reference to the Registrant’s Report on Form 8-K/A filed on September 17, 2012.
(14)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 4, 2012.
(15)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 21, 2012.
(16)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013
(17)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Report on Form 8-K filed on November 5, 2013
(18)	Filed with this report.