Form 10-Q
period 2014-09-30
RESMED INC
filed 2014-10-31
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At October 21, 2014, there were 139,444,592 shares of Common Stock ($0.004 par value) outstanding. This number excludes 37,629,964 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.    Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$881,694	$905,730
Accounts receivable, net of allowance for doubtful accounts of $10,848 and $10,971 at September 30, 2014 and June 30, 2014, respectively	328,591	359,593
Inventories (note 3)	197,226	165,418
Deferred income taxes	36,270	31,908
Income taxes receivable	2,577	14,853
Prepaid expenses and other current assets	88,392	78,707

Total current assets	1,534,750	1,556,209
Non-current assets:
Property, plant and equipment, net (note 4)	419,786	434,277
Goodwill and other intangible assets, net (note 6)	323,746	334,510
Deferred income taxes	13,538	18,755
Other assets	17,633	17,211

Total non-current assets	774,703	804,753

Total assets	$2,309,453	$2,360,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	76,248	85,405
Accrued expenses	124,235	130,656
Deferred revenue	39,543	42,370
Income taxes payable	13,619	10,392
Deferred income taxes	651	717
Current portion of long-term debt (note 7)	-	18

Total current liabilities	254,296	269,558
Non-current liabilities:
Deferred income taxes	10,002	10,716
Deferred revenue	14,489	16,352
Long-term debt (note 7)	375,701	300,770
Income taxes payable	1,754	5,318

Total non-current liabilities	401,946	333,156

Total liabilities	656,242	602,714

Commitments and contingencies (note 12)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 177,030,185 issued and 139,752,203 outstanding at September 30, 2014 and 176,747,039 issued and 140,304,544 outstanding at June 30, 2014	559	561
Additional paid-in capital	1,136,528	1,117,644
Retained earnings	1,824,457	1,780,396
Treasury stock, at cost, 37,277,982 shares at September 30, 2014, and 36,442,495 shares at June 30, 2014	(1,334,782)	(1,291,910)
Accumulated other comprehensive income	26,449	151,557

Total stockholders’ equity	1,653,211	1,758,248

Total liabilities and stockholders’ equity	$2,309,453	$2,360,962

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended September 30,
	2014	2013
Net revenue	$380,399	$357,662
Cost of sales	143,086	129,680

Gross profit	237,313	227,982

Operating expenses:
Selling, general and administrative	110,520	101,323
Research and development	30,024	27,363
Amortization of acquired intangible assets	2,094	2,412

Total operating expenses	142,638	131,098

Income from operations	94,675	96,884

Other income, net:
Interest income, net	5,584	6,414
Other, net	1,671	(1,228)

Total other income, net	7,255	5,186

Income before income taxes	101,930	102,070
Income taxes	18,670	21,140

Net income	$83,260	$80,930

Basic earnings per share	$0.59	$0.57
Diluted earnings per share (note 2)	$0.58	$0.56
Dividend declared per share	$0.28	$0.25
Basic shares outstanding (000’s)	140,127	142,005
Diluted shares outstanding (000’s)	142,683	145,456

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2014	2013
Net income	$83,260	$80,930
Other comprehensive income:
Foreign currency translation gain (loss) adjustments	(125,108)	38,203

Comprehensive income	$(41,848)	$119,133

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$83,260	$80,930
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,582	17,870
Gain on divestment of business	(709)	-
Stock-based compensation costs	11,367	10,816
Foreign currency revaluation	451	(1,653)
Excess tax benefit from stock-based compensation arrangements	(2,575)	(2,241)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	20,804	40,268
Inventories, net	(37,897)	(26,847)
Prepaid expenses, net deferred income taxes and other current assets	(15,168)	(4,451)
Accounts payable, accrued expenses and other liabilities	8,421	(24,267)

Net cash provided by operating activities	86,536	90,425

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,681)	(16,752)
Patent registration costs	(2,366)	(1,679)
Business acquisitions, net of cash acquired	(7,318)	-
Investments in cost-method investments	(500)	(675)
Proceeds from divestiture of business	468	-
Payments on maturity of foreign currency contracts	(11,206)	(2,486)

Net cash used in investing activities	(41,603)	(21,592)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,930	6,470
Excess tax benefit from stock-based compensation arrangements	2,575	2,241
Purchases of treasury stock	(46,803)	(22,822)
Payment of business combination contingent consideration	(458)	(442)
Proceeds from borrowings, net of borrowing costs	75,000	60,000
Repayment of borrowings	(10)	(9)
Dividend paid	(39,199)	(35,478)

Net cash used in financing activities	(3,965)	9,960

Effect of exchange rate changes on cash	(65,004)	21,733

Net increase in cash and cash equivalents	(24,036)	100,526
Cash and cash equivalents at beginning of period	905,730	876,048

Cash and cash equivalents at end of period	$881,694	$976,574

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$14,373	$39,612
Interest paid	$1,233	$1,599

Fair value of assets acquired, excluding cash	$7,342	$-
Liabilities assumed	(3,168)	-
Goodwill on acquisition	6,454	-
Deferred payments	(2,405)	-
Fair value of contingent consideration	(905)	-

Total purchase price, excluding contingent consideration	$7,318	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

The condensed consolidated financial statements for the three months ended September 30, 2014 and 2013 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2014.

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 154,551 and 209,856 for the three months ended September 30, 2014 and 2013, respectively, as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended September 30, 2014 and 2013 are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2014	2013
Numerator:
Net Income, used in calculating diluted earnings per share	$83,260	$80,930
Denominator:
Basic weighted-average common shares outstanding	140,127	142,005
Effect of dilutive securities:
Stock options and restricted stock units	2,556	3,451
Diluted weighted average shares	142,683	145,456
Basic earnings per share	$0.59	$0.57
Diluted earnings per share	$0.58	$0.56

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(3)	Inventories

Inventories were comprised of the following at September 30, 2014 and June 30, 2014 (in thousands):

	September 30, 2014	June 30, 2014
Raw materials	$58,024	$53,680
Work in progress	3,761	3,358
Finished goods	135,441	108,380
Total inventories	$197,226	$165,418

(4)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of September 30, 2014 and June 30, 2014 (in thousands):

	September 30, 2014	June 30, 2014
Machinery and equipment	$196,401	$200,929
Computer equipment	135,868	133,157
Furniture and fixtures	41,168	42,631
Vehicles	3,583	4,757
Clinical, demonstration and rental equipment	93,503	101,453
Leasehold improvements	29,032	30,361
Land	59,494	62,468
Buildings	254,511	266,771
	813,560	842,527
Accumulated depreciation and amortization	(393,774)	(408,250)
Property, plant and equipment, net	$419,786	$434,277

(5)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at September 30, 2014 and June 30, 2014, was $15.4 million and $14.9 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the three months ended September 30, 2014 and 2013, we recognized $Nil and $Nil, respectively, of impairment losses related to our cost-method investments. We have determined that the fair value of our investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013
Balance at the beginning of the period	$14,850	$4,000
Investments	500	675
Balance at the end of the period	$15,350	$4,675

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(6)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the three months ended September 30, 2014, and 2013 were as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Balance at the beginning of the period	$289,312	$274,829
Business acquisition	6,454	-
Foreign currency translation adjustments	(18,502)	8,616
Balance at the end of the period	$277,264	$283,445

Other Intangible Assets

Other intangible assets are comprised of the following as of September 30, 2014, and June 30, 2014 (in thousands):

	September 30, 2014	June 30, 2014
Developed/core product technology	$70,677	$76,015
Accumulated amortization	(51,642)	(54,073)
Developed/core product technology, net	19,035	21,942
Trade names	2,803	2,784
Accumulated amortization	(2,508)	(2,697)
Trade names, net	295	87
Non-compete agreements	1,982	2,135
Accumulated amortization	(1,715)	(1,768)
Non compete agreements, net	267	367
Customer relationships	28,368	24,593
Accumulated amortization	(19,834)	(20,877)
Customer relationships, net	8,534	3,716
Patents	67,872	70,734
Accumulated amortization	(49,521)	(51,648)
Patents, net	18,351	19,086
Total other intangibles, net	$46,482	$45,198

Intangible assets consist of patents, customer relationships, trade names, non-compete agreements and developed/core product technology. We amortize intangible assets over the estimated useful life of the assets, generally between two and nine years. There are no expected residual values related to these intangible assets.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(7)	Long-Term Debt

Long-term debt at September 30, 2014 and June 30, 2014 consists of the following (in thousands):

	September 30, 2014	June 30, 2014
Current long-term debt	$-	$18
Non-current long-term debt	375,701	300,770
Total long-term debt	$375,701	$300,788

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At September 30, 2014, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

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

At September 30, 2014, there was $375.0 million outstanding under the credit agreement.

(8)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the three months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Balance at the beginning of the period	$11,798	$16,011
Warranty accruals for the period	3,376	2,796
Warranty costs incurred for the period	(1,567)	(2,270)
Foreign currency translation adjustments	(714)	368
Balance at the end of the period	$12,893	$16,905

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stock-Based Employee Compensation

We measure the compensation expense of all stock-based awards at fair value on the grant date. We estimate the fair value of stock options and purchase rights granted under the employee stock purchase plan (the “ESPP”) using the Black-Scholes valuation model. The fair value of restricted stock units is equal to the market value of the underlying shares as determined at the grant date less the fair value of dividends that holders are not entitled to, during the vesting period. The fair value of performance restricted stock units which contain a market condition, are estimated using a Monte-Carlo simulation model. We recognize the fair value as compensation expense using the straight-line method over the service period for awards expected to vest.

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended September 30,
	2014	2013
Stock options:
Weighted average grant date fair value	$-	$-
Weighted average risk-free interest rate	-	-
Expected option life in years	-	-
Dividend yield	-	-
Expected volatility	-	-
ESPP purchase rights:
Weighted average risk-free interest rate	0.1%	0.1%
Expected option life in years	6 months	6 months
Dividend yield	2.00%	1.44%
Expected volatility	24%	24%

(10)	Stockholders’ Equity

Common Stock. During the three months ended September 30, 2014 and 2013 we repurchased 0.8 million and 0.4 million shares at a cost of $42.9 million and $21.1 million, respectively. Since the inception of our share repurchase programs and through September 30, 2014, we have repurchased a total of 37.3 million shares at a cost of $1.3 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2014, 17.4 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors designated 2,000,000 shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at September 30, 2014 and June 30, 2014.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 43.7 million shares. The number of securities remaining available for future issuance under the 2009 Plan at September 30, 2014 is 16.2 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, that may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring, when up to 4.5 million shares of our common stock may be granted).

At September 30, 2014, there were $62.1 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.1 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at September 30, 2014 was $225.0 million and $93.9 million, respectively. The aggregate intrinsic value of the options exercised during the three months ended September 30, 2014 and 2013, was $9.7 million and $11.5 million, respectively.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes option activity during the three months ended September 30, 2014:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	4,687,220	$24.45	2.6
Granted	-	-
Exercised	(297,969)	18.56
Forfeited	(13,823)	34.00
Outstanding at end of period	4,375,428	$24.82	2.4
Exercise price range of granted options	-
Options exercisable at end of period	3,399,349	$21.66

The following table summarizes the activity of restricted stock units during the three months ended September 30, 2014:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,448,331	$38.58	1.3
Granted	1,500	47.08
Vested	(33,149)	30.95
Forfeited	(24,189)	36.86
Outstanding at end of period	2,392,493	$38.70	1.1

Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At September 30, 2014, the number of shares remaining available for future issuance under the ESPP is 1.8 million shares.

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

The following table summarizes our financial assets and liabilities, as at September 30, 2014 and June 30, 2014, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at September 30, 2014
Foreign currency hedging instruments, net	$-	$(2,048)	$-	$(2,048)
Business acquisition contingent consideration	$-	$-	$(875)	$(875)
Balances at June 30, 2014
Foreign currency hedging instruments, net	$-	$(2,270)	$-	$(2,270)
Business acquisition contingent consideration	$-	$-	$(480)	$(480)

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

The following is a reconciliation of changes in the fair value of contingent consideration for the three months ended September 30, 2014 (in thousands):

Three Months Ended September 30, 2014
Balance at the beginning of the period	$(480)
Acquisition date fair value of contingent consideration	(905)
Changes in fair value included in operating income	132
Payments	458
Foreign currency translation adjustments	(80)
Balance at the end of the period	$(875)

We did not have any significant non-financial assets or liabilities measured at fair value on September 30, 2014 or June 30, 2014.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(12)	Legal Actions and Contingencies

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

Contingent Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold with recourse during the three months ended September 30, 2014 and 2013, amounted to $2.0 million and $0.8 million, respectively. The maximum potential amount of contingent liability under these arrangements at September 30, 2014 and June 30, 2014 were $5.2 million, and $4.9 million, respectively. The recourse liability recognized by us at September 30, 2014 and June 30, 2014, in relation to these arrangements was $0.5 million and $0.5 million, respectively.

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

We held foreign currency instruments with notional amounts totaling $405.8 million and $473.7 million at September 30, 2014 and June 30, 2014, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to September 30, 2017.

The following table summarizes the amount and location of our derivative financial instruments as of September 30, 2014 and June 30, 2014 (in thousands):

	September 30, 2014	June 30, 2014	Balance Sheet Caption
Foreign currency hedging instruments	$557	$456	Other assets - current
Foreign currency hedging instruments	518	489	Other assets - non current
Foreign currency hedging instruments	(3,123)	(3,215)	Accrued expenses
	$(2,048)	$(2,270)

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the three months ended September 30, 2014 and September 30, 2013, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Three Months Ended September 30,
	2014	2013
Foreign currency hedging instruments	$(11,054)	$(3,156)	Other, net
Other foreign-currency-denominated transactions	12,148	1,741	Other, net
	$1,094	$(1,415)

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(14)	Business Combinations

During the three months ended September 30, 2014 we acquired two, Australian-based distributors of equipment and services for the treatment of sleep-disordered breathing and respiratory disorders. These acquisitions have been accounted for as business combinations using purchase accounting and are included in our consolidated financial statements from their respective acquisition dates. The acquisitions are not considered a material business combination and accordingly pro forma information is not provided. The acquisitions were funded through cash on-hand and we have not incurred any material acquisition related costs.

We have completed the preliminary purchase price allocation for the above acquisitions during the quarter. The cost of the acquisitions has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. As part of the preliminary purchase price allocation, we recognized an intangible asset relating to customer relationships of $6.0 million, with an estimated useful life of 5 years, and goodwill of $6.5 million. The goodwill recognized as part of these acquisitions, which is not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2014 and elsewhere in this report.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three months ended September 30, 2014. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the selected financial data and condensed consolidated financial statements and notes, included in this report.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three months ended September 30, 2014, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between SDB/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During the three months ended September 30, 2014, we invested $30.0 million on research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We are taking steps to increase awareness of the health dangers of SDB by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between SDB, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We also believe these efforts should help inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the quarter, we launched innovative products for our sleep-disordered breathing and respiratory care markets. We have also recently launched two initiatives as part of our efforts to increase community awareness: an education and product-focused campaign called ‘Better Sleep for Women’; and the recent launch of a new product ‘S+ by ResMed’, the first non-contact sleep wellness tracking device for individuals.

During the three months ended September 30, 2014, our net revenue increased by 6% when compared to the three months ended September 30, 2013. Gross margin was 62.4% for the three months ended September 30, 2014 compared to 63.7% for the three months ended September 30, 2013. Diluted earnings per share for the three months ended September 30, 2014 increased to $0.58 per share, up from $0.56 per share in the three months ended September 30, 2013.

At September 30, 2014, our cash and cash equivalents totaled $881.7 million, our total assets were $2.3 billion and our stockholders’ equity was $1.7 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended September 30, 2014 to $380.4 million compared to $357.7 million for the three months ended September 30, 2013, an increase of $22.7 million or 6% (also a 6% increase on a constant currency basis). The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar favorably impacted revenues by approximately $0.4 million for the three months ended September 30, 2014.

Net revenue in North and Latin America for the three months ended September 30, 2014 was $207.2 million, compared to $201.5 million for the three months ended September 30, 2013, an increase of $5.7 million, or 3%. The increase net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories, offset by a decline in average selling prices. Net revenue in markets outside North and Latin America, for the three months ended September 30, 2014, increased to $173.2 million compared to $156.2 million for the three months ended September 30, 2013, an increase of 11% (also an 11% increase in constant currency terms).

Net revenue from the sales of flow generators, including humidifiers, for the three months ended September 30, 2014 totaled $214.3 million, an increase of 12% compared to the three months ended September 30, 2013 of $191.8 million, including an increase of 8% in North and Latin America and an increase of 15% elsewhere. Net revenue from the sales of masks and other accessories for the three months ended September 30, 2014 totaled $166.1 million, compared to the three months ended September 30, 2013 of $165.9 million, reflecting a decrease of 1% in North and Latin America and an increase of 2% elsewhere.

The following table summarizes the percentage movements in our net revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)*
Flow generators	8%	15%	12%	15%	12%
Masks and other accessories	-1%	2%	0%	2%	0%
Total	3%	11%	6%	11%	6%

*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended September 30, 2014 to $237.3 million from $228.0 million for the three months ended September 30, 2013, an increase of $9.3 million or 4%. Gross profit as a percentage of net revenue for the three months ended September 30, 2014 decreased to 62.4% from 63.7% for the three months ended September 30, 2013.

The decline in gross margins was primarily due to declines in our average selling prices, and unfavorable product mix as sales of our lower margin products represented a higher proportion of our sales, partially offset by manufacturing and supply chain improvements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2014 to $110.5 million from $101.3 million for the three months ended September 30, 2013, an increase of $9.2 million or 9% (also a 9% increase in constant currency terms). Selling, general and administrative expenses, as a percentage of net revenue, were 29.1% for the three months ended September 30, 2014, compared to 28.3% for the three months ended September 30, 2013.

The increase in selling, general and administrative expenses was primarily due to additional personnel to support our commercial activities, higher marketing expenditure associated with our recent product releases and an increase in our variable employee compensation costs.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2014 to $30.0 million from $27.4 million for the three months ended September 30, 2013, an increase of $2.7 million, or 10% (a 9% increase in constant currency terms). Research and development expenses, as a percentage of net revenue, were 7.9% for the three months ended September 30, 2014, compared to 7.7% for the three months ended September 30, 2013.

The increase in research and development expenses was primarily due to an increase in expenses associated with healthcare informatics product development activities and clinical trials in the area of heart failure.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2014 totaled $2.1 million, compared to $2.4 million for the three months ended September 30, 2013.

Total Other Income, Net

Total other income, net for the three months ended September 30, 2014 was $7.3 million, an increase of $2.1 million compared with $5.2 million for the three months ended September 30, 2013. The increase in total other income, net, was due primarily to gains on foreign currency transactions and the gain on sale of a distribution business, partially offset by lower interest income resulting from lower interest rates on cash balances held.

Income Taxes

Our effective income tax rate of approximately 18.3% for the three months ended September 30, 2014 was lower than our effective income tax rate of approximately 20.7% for the three months ended September 30, 2013. During the three months ended September 30, 2014, there was a final resolution of a German tax audit relating to the 1997 and 1998 fiscal years. As a result, we recorded a net tax benefit of $3.2 million. Excluding the impact of this one-time tax benefit, our effective tax rate for the three months ended September 30, 2014 would have been 21.5%. Our effective income tax rate is affected by the geographic mix of our taxable income, including the lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. As of September 30, 2014, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend these earnings to be permanently reinvested outside the United States.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended September 30, 2014 was $83.3 million compared to net income of $80.9 million for the three months ended September 30, 2013, an increase of 3% over the three months ended September 30, 2013.

As a result of the increase in our net income and lower share count due to our stock repurchases, our diluted earnings per share for the three months ended September 30, 2014 were $0.58 compared to $0.56 for the three months ended September 30, 2013, an increase of 4%.

Liquidity and Capital Resources

As of September 30, 2014 and June 30, 2014, we had cash and cash equivalents of $881.7 million and $905.7 million, respectively. Working capital was $1.3 billion and $1.3 billion at September 30, 2014 and June 30, 2014, respectively.

As of September 30, 2014 and June 30, 2014, our cash and cash equivalent balances held within the United States amounted to $37.8 million and $29.0 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2014 and June 30, 2014, of $843.9 million and $876.7 million, respectively, were held by our non-U.S. subsidiaries and would be subject to tax if repatriated. If these funds were needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, we intend to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. Our cash and cash equivalent balances are held at highly rated financial institutions.

Inventories at September 30, 2014 were $197.2 million, an increase of $21.9 million or 12% from the September 30, 2013 balance of $175.4 million. The increase in inventories was mainly associated with our new product introductions.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounts receivable at September 30, 2014 were $328.6 million, an increase of $46.2 million or 16% over the September 30, 2013 accounts receivable balance of $282.4 million. Accounts receivable days outstanding of 78 days at September 30, 2014 was 9 days higher than the 69 days at September 30, 2013. The increase in our accounts receivable balance and days sales is reflecting the impact of longer payment terms given to our customers in our domestic market. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2014 was 3.2%, compared to 3.0% at June 30, 2014.

During the three months ended September 30, 2014, we generated cash of $86.5 million from operations compared to 90.4 million for the three months ended September 30, 2013. Movements in foreign currency exchange rates during the three months ended September 30, 2014 had the effect of decreasing our cash and cash equivalents by $65.0 million, as reported in U.S. dollars. During the three months ended September 30, 2014 and 2013, we repurchased 0.8 million and 0.4 million shares at a cost of $42.9 million and $21.1 million, respectively. During the three months ended September 30, 2014 and 2013, we also paid dividends totaling $39.2 million and $35.5 million, respectively.

Capital expenditures for the three months ended September 30, 2014 and 2013 amounted to $20.7 million and $16.8 million, respectively. The capital expenditures for the three months ended September 30, 2014 primarily reflected investment in production tooling, equipment and machinery, computer hardware and software, and rental and loan equipment. At September 30, 2014, our balance sheet reflects net property, plant and equipment of $419.8 million compared to $434.3 million at June 30, 2014. At September 30, 2014, no capital lease obligations exist. Details of contractual obligations at September 30, 2014 are as follows:

		Payments Due by September
In $000’s	Total	2015	2016	2017	2018	2019	Thereafter
Long Term Debt	$375,701	$-	$-	$-	$-	$375,000	$701
Interest on Long Term Debt	19,820	4,834	4,834	4,834	4,834	434	50
Operating Leases	60,695	17,173	12,452	8,525	5,447	3,305	13,793
Purchase Obligations	148,960	148,848	112	-	-	-	-
Total	$605,176	$170,855	$17,398	$13,359	$10,281	$378,739	$14,544

Details of other commercial commitments as at September 30, 2014 are as follows:
		Amount of Commitment Expiration Per Period
In $000’s	Total	2015	2016	2017	2018	2019	Thereafter
Guarantees*	$13,530	$1,970	$4	$1,680	$1	$1	$9,874
Total	$13,530	$1,970	$4	$1,680	$1	$1	$9,874

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At September 30, 2014, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

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

At September 30, 2014, we were in compliance with our debt covenants and there was $375.0 million outstanding under the credit agreement.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Common Stock

During the three months ended September 30, 2014, we repurchased 0.8 million shares at a cost of $42.9 million. At September 30, 2014, we have repurchased a total of 37.3 million shares at a cost of $1.3 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2014, 17.4 million additional shares can be repurchased under the current share repurchase program.

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

For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended June 30, 2014.

Recently Issued Accounting Pronouncements

See note 1 to the condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2014, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our foreign-currency-denominated balances by legal entity functional currency as of September 30, 2014 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Singapore Dollar (SGD)	Canadian Dollar (CAD)	British Pound (GBP)	Malaysian Ringgit (MYR)
AUD Functional:
Assets	-	207,994	143,935	-	-	-	3,067
Liabilities	-	(61,675)	(42,873)	(1,148)	(9,264)	(5,026)	-
Forward Contracts	-	(155,000)	(75,782)	-	-	6,484	-
Net Total	-	(8,681)	25,280	(1,148)	(9,264)	1,458	3,067
USD Functional:
Assets	-	-	-	-	13,096	-	-
Liability	-	-	(157)	-	(735)	-	-
Forward Contracts	-	-	-	-	-	-	-
Net Total	-	-	(157)	-	12,361	-	-
EURO Functional:
Assets	94	477	-	-	-	3,523	-
Liability	-	(1,383)	-	-	(6)	(117)	-
Forward Contracts	-	-	-	-	-	(3,242)	-
Net Total	94	(906)	-	-	(6)	164	-
GBP Functional:
Assets	-	367	43,396	-	-	-	-
Liability	-	(5)	(39,104)	-	-	-	-
Forward Contracts	-	-	-	-	-	-	-
Net Total	-	362	4,292	-	-	-	-
SGD Functional :
Assets	806	122,014	58,835	-	-	-	-
Liability	(1,842)	(78,629)	(38,077)	-	-	(7)	-
Forward Contracts	-	(15,000)	(18,945)	-	-	-	-
Net Total	(1,036)	28,385	1,813	-	-	(7)	-
SEK Functional :
Assets	-	-	3,301	-	-	-	-
Liability	-	-	(272)	-	-	-	-
Forward Contracts	-	-	-	-	-	-	-
Net Total	-	-	3,029	-	-	-	-
MYR Functional:
Assets	-	1,991	60	-	-	-	-
Liability	(56)	(1,099)	(169)	(3)	-	-	-
Forward Contracts	-	-	-	-	-	-	-
Net Total	(56)	892	(109)	(3)	-	-	-

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at September 30, 2014. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Year 3	Total	September 30, 2014	June 30, 2014
Receive AUD/Pay USD
Contract amount	160,000	-	-	160,000	(766)	328
Ave. contractual exchange rate	AUD 1 = USD 0.8817			AUD 1 = USD 0.8817
Receive AUD/Pay Euro
Contract amount	152,000	50,000		202,000	(1,275)	(2,574)
Ave. contractual exchange rate	AUD 1 = Euro 0.7397	AUD 1 = Euro 0.7295	-	AUD 1 = Euro 0. 7371
Receive SGD/Pay Euro
Contract amount	19,000	-	-	19,000	52	(90)
Ave. contractual exchange rate	SGD 1 = Euro 0.6190			SGD 1 = Euro 0.6190
Receive SGD/Pay USD
Contract amount	15,000	-	-	15,000	(12)	59
Ave. contractual exchange rate	SGD 1 = USD 0.7846			SGD 1 = USD 0.7846
Receive GBP/Pay AUD
Contract amount	6,000	-	-	6,000	(37)	18
Ave. contractual exchange rate	AUD 1 = GBP 0.5338			AUD 1 = GBP 0.5338
Receive EUR/Pay GBP
Contract amount	3,000	-	-	3,000	(10)	(11)
Ave. contractual exchange rate	EUR 1 = GBP 0.7815			EUR 1 = GBP 0.7815

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2014, we held cash and cash equivalents of $881.7 million, principally comprised of bank term deposits and at-call accounts, and they are invested at short-term fixed and variable interest rates. At September 30, 2014, we had total long-term debt, including the current portion of those obligations of $375.7 million, of which $375.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2014, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

In 2013, we initiated actions in the U.S. and Germany against Taiwanese manufacturer APEX to stop the infringement of several ResMed patents. In September 2014, we entered into a settlement, resolving all our outstanding patent disputes with APEX, on confidential terms. After the settlement, at the request of the parties, the patent litigation we initiated was dismissed, and the US Patent & Trademark Office dismissed APEX’s validity challenges to ResMed’s patents. Patent validity challenges that were pending against ResMed in Germany, Japan and China were also dismissed, leaving only a proceeding in the European patent office still pending.

In 2013, we filed actions in the U.S. and Germany against Chinese manufacturer BMC Medical Co., Ltd to stop the infringement of several ResMed patents. The U.S. International Trade Commission initiated an investigation, and in August 2014, made an initial determination and recommendation that certain of BMC’s humidifiers and masks infringed ResMed’s patents and should be excluded from importation or sale in the US. The International Trade Commission has not made a final determination in this matter. In 2013, we obtained a preliminary injunction prohibiting BMC from marketing and selling certain products accused of patent infringement in Germany. It remains in effect until November 2014. Proceedings in Germany continue regarding other ResMed patents.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2014, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At September 30, 2014, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2014.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the nine months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 1 - 31, 2014	182,579	$49.50	36,625,074	18,090,939
August 1 - 31, 2014	257,986	51.65	36,883,060	17,832,953
September 1 - 30, 2014	394,922	51.93	37,277,982	17,438,031
Total	835,487	51.31	37,277,982	17,438,031

(1)

On February 21, 2014, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. This program canceled and replaced our previous share repurchase program authorized on August 24, 2011, under which we had repurchased 18.1 million shares. The 20 million shares the new program authorizes us to purchase are in addition to the shares we repurchased on or before February 21, 2014 under our previous programs. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since the inception of the share buyback programs, we have repurchased 37.3 million shares at a total cost of $1.3 billion.

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

None

Item 5	Other Information

None

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30,2013)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed on September 17, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

October 30, 2014

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)