Form 10-Q
period 2014-12-31
RESMED INC
filed 2015-01-30
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

At January 21, 2015, there were 140,554,529 shares of Common Stock ($0.004 par value) outstanding. This number excludes 37,944,964 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.    Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$880,695	$905,730
Accounts receivable, net of allowance for doubtful accounts of $12,209 and $10,971 at December 31, 2014 and June 30, 2014, respectively	340,427	359,593
Inventories (note 3)	218,062	165,418
Deferred income taxes	29,675	31,908
Income taxes receivable	7,927	14,853
Prepaid expenses and other current assets	81,705	78,707

Total current assets	1,558,491	1,556,209
Non-current assets:
Property, plant and equipment, net (note 4)	408,219	434,277
Goodwill and other intangible assets, net (note 6)	320,966	334,510
Deferred income taxes	10,740	18,755
Other assets	28,146	17,211

Total non-current assets	768,071	804,753

Total assets	$2,326,562	$2,360,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	80,004	85,405
Accrued expenses	134,071	130,656
Deferred revenue	36,883	42,370
Income taxes payable	8,027	10,392
Deferred income taxes	625	717
Current portion of long-term debt (note 7)	-	18

Total current liabilities	259,610	269,558
Non-current liabilities:
Deferred income taxes	9,615	10,716
Deferred revenue	17,472	16,352
Long-term debt (note 7)	449,663	300,770
Income taxes payable	1,754	5,318

Total non-current liabilities	478,504	333,156

Total liabilities	738,114	602,714

Commitments and contingencies (note 12)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 178,328,781 issued and 140,383,817 outstanding at December 31, 2014 and 176,747,039 issued and 140,304,544 outstanding at June 30, 2014	562	561
Additional paid-in capital	1,161,335	1,117,644
Retained earnings	1,876,359	1,780,396
Treasury stock, at cost, 37,944,964 shares at December 31, 2014, and 36,442,495 shares at June 30, 2014	(1,368,308)	(1,291,910)
Accumulated other comprehensive income	(81,500)	151,557

Total stockholders’ equity	1,588,448	1,758,248

Total liabilities and stockholders’ equity	$2,326,562	$2,360,962

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net revenue	$422,952	$384,341	$803,351	$742,003
Cost of sales	159,730	135,582	302,816	265,263

Gross profit	263,222	248,759	500,535	476,740

Operating expenses:
Selling, general and administrative	122,520	111,748	233,041	213,071
Research and development	29,294	29,537	59,318	56,900
Amortization of acquired intangible assets	2,262	2,454	4,355	4,866

Total operating expenses	154,076	143,739	296,714	274,837

Income from operations	109,146	105,020	203,821	201,903

Other income, net:
Interest income, net	5,418	6,752	11,003	13,166
Other, net	947	(2,311)	2,617	(3,539)

Total other income, net	6,365	4,441	13,620	9,627

Income before income taxes	115,511	109,461	217,441	211,530
Income taxes	24,330	22,825	43,001	43,964

Net income	$91,181	$86,636	$174,440	$167,566

Basic earnings per share	$0.65	$0.61	$1.25	$1.18
Diluted earnings per share (note 2)	$0.64	$0.60	$1.22	$1.15
Dividend declared per share	$0.28	$0.25	$0.56	$0.50
Basic shares outstanding (000’s)	140,048	142,202	140,104	142,103
Diluted shares outstanding (000’s)	142,202	145,335	142,468	145,412

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$91,181	$86,636	$174,440	$167,566
Other comprehensive income:
Foreign currency translation gain (loss) adjustments	(107,949)	(51,368)	(233,057)	(13,165)

Comprehensive income (loss)	$(16,768)	$35,268	$(58,617)	$154,401

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$174,440	$167,566
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,451	36,450
Gain on divestment of business	(709)	-
Stock-based compensation costs	23,084	21,460
Foreign currency revaluation	390	1,970
Excess tax benefit from stock-based compensation arrangements	(10,889)	(9,486)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	11,067	22,061
Inventories, net	(64,406)	(29,634)
Prepaid expenses, net deferred income taxes and other current assets	(4,309)	2,094
Accounts payable, accrued expenses and other liabilities	26,419	(37,891)

Net cash provided by operating activities	192,538	174,590

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,675)	(36,426)
Patent registration costs	(4,810)	(3,343)
Business acquisitions, net of cash acquired	(17,781)	(3,172)
Investments in cost-method investments	(10,500)	(1,525)
Proceeds from divestiture of business	468	-
Purchases of foreign currency options	-	(405)
Payments on maturity of foreign currency contracts	(28,300)	(4,079)

Net cash used in investing activities	(100,598)	(48,950)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	9,931	10,136
Excess tax benefit from stock-based compensation arrangements	10,889	9,486
Purchases of treasury stock	(84,055)	(93,592)
Payment of business combination contingent consideration	(458)	(442)
Proceeds from borrowings, net of borrowing costs	149,000	492,908
Repayment of borrowings	(19)	(360,019)
Dividend paid	(78,477)	(71,125)

Net cash used in financing activities	6,811	(12,648)

Effect of exchange rate changes on cash	(123,786)	(16,365)

Net increase in cash and cash equivalents	(25,035)	96,627
Cash and cash equivalents at beginning of period	905,730	876,048

Cash and cash equivalents at end of period	$880,695	$972,675

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$28,930	$61,724
Interest paid	$2,744	$3,238

Fair value of assets acquired, excluding cash	$15,171	$2,257
Liabilities assumed	(6,585)	(829)
Goodwill on acquisition	12,315	3,227
Deferred payments	(1,903)	(1,483)
Fair value of contingent consideration	(1,217)	-

Total purchase price, excluding contingent consideration	$17,781	$3,172

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

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

The condensed consolidated financial statements for the three and six months ended December 31, 2014 and 2013 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2014.

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

Stock options and restricted stock units of 199,443 and 232,176, for the three months ended December 31, 2014 and 2013, respectively, and stock options and restricted stock units of 176,725 and 216,558 for the six months ended December 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three and six months ended December 31, 2014 and 2013 are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Numerator:
Net Income, used in calculating diluted earnings per share	$91,181	$86,636	$174,440	$167,566
Denominator:
Basic weighted-average common shares outstanding	140,048	142,202	140,104	142,103
Effect of dilutive securities:
Stock options and restricted stock units	2,154	3,133	2,364	3,309
Diluted weighted average shares	142,202	145,335	142,468	145,412
Basic earnings per share	$0.65	$0.61	$1.25	$1.18
Diluted earnings per share	$0.64	$0.60	$1.22	$1.15

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(3)	Inventories

Inventories were comprised of the following at December 31, 2014 and June 30, 2014 (in thousands):

	December 31, 2014	June 30, 2014
Raw materials	$68,963	$53,680
Work in progress	4,438	3,358
Finished goods	144,661	108,380
Total inventories	$218,062	$165,418

(4)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of December 31, 2014 and June 30, 2014 (in thousands):

	December 31, 2014	June 30, 2014
Machinery and equipment	$192,736	$200,929
Computer equipment	137,240	133,157
Furniture and fixtures	40,091	42,631
Vehicles	5,643	4,757
Clinical, demonstration and rental equipment	89,506	101,453
Leasehold improvements	28,860	30,361
Land	56,916	62,468
Buildings	243,915	266,771
	794,907	842,527
Accumulated depreciation and amortization	(386,688)	(408,250)
Property, plant and equipment, net	$408,219	$434,277

(5)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at December 31, 2014 and June 30, 2014, was $25.4 million and $14.9 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the six months ended December 31, 2014 and 2013, we did not recognize any impairment losses related to our cost-method investments. We have determined that the fair value of our investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the six months ended December 31, 2014 and 2013 (in thousands):

	Six Months Ended December 31,
	2014	2013
Balance at the beginning of the period	$14,850	$4,000
Investments	10,500	1,525
Balance at the end of the period	$25,350	$5,525

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(6)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the six months ended December 31, 2014, and 2013 were as follows (in thousands):

	Six Months Ended December 31,
	2014	2013
Balance at the beginning of the period	$289,312	$274,829
Business acquisition	12,315	3,227
Foreign currency translation adjustments	(29,008)	11,989
Balance at the end of the period	$272,619	$290,045

Other Intangible Assets

Other intangible assets were comprised of the following as of December 31, 2014, and June 30, 2014 (in thousands):

	December 31, 2014	June 30, 2014
Developed/core product technology	$67,579	$76,015
Accumulated amortization	(50,831)	(54,073)
Developed/core product technology, net	16,748	21,942
Trade names	2,716	2,784
Accumulated amortization	(2,420)	(2,697)
Trade names, net	296	87
Non-compete agreements	1,849	2,135
Accumulated amortization	(1,667)	(1,768)
Non compete agreements, net	182	367
Customer relationships	32,598	24,593
Accumulated amortization	(19,453)	(20,877)
Customer relationships, net	13,145	3,716
Patents	65,795	70,734
Accumulated amortization	(47,819)	(51,648)
Patents, net	17,976	19,086
Total other intangibles, net	$48,347	$45,198

Intangible assets consist of patents, customer relationships, trade names, non-compete agreements and developed/core product technology. We amortize intangible assets over the estimated useful life of the assets, generally between two and nine years. There are no expected residual values related to these intangible assets.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(7)	Long-Term Debt

Long-term debt at December 31, 2014 and June 30, 2014 consists of the following (in thousands):

	December 31, 2014	June 30, 2014
Current long-term debt	$-	$18
Non-current long-term debt	449,663	300,770
Total long-term debt	$449,663	$300,788

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At December 31, 2014, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

When we entered into the credit agreement, we used a portion of the proceeds from the initial funding of the credit facility to repay the outstanding balance under our previous revolving credit facility with Union Bank, N.A and other lenders. On that repayment, the previous credit agreement, dated as of February 10, 2011, between us and lenders (including Union Bank, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank USA, National Association, as syndication agent and Union Bank, N.A., HSBC Bank USA, National Association, Commonwealth Bank of Australia and Wells Fargo Bank), was terminated and the commitments under the previous credit agreement were also terminated.

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

At December 31, 2014, there was $449.0 million outstanding under the credit agreement.

(8)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the six months ended December 31, 2014 and 2013 are as follows (in thousands):

	Six Months Ended December 31,
	2014	2013
Balance at the beginning of the period	$11,798	$16,011
Warranty accruals for the period	3,503	4,425
Warranty costs incurred for the period	(2,857)	(4,500)
Foreign currency translation adjustments	(1,367)	(252)
Balance at the end of the period	$11,077	$15,684

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stock-Based Employee Compensation

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

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Stock options:
Weighted average grant date fair value	$10.58	$10.90	$10.58	$10.90
Weighted average risk-free interest rate	1.60%	1.44%	1.60%	1.44%
Expected option life in years	4.9	4.9	4.9	4.9
Dividend yield	2.15%	2.06%	2.15%	2.06%
Expected volatility	27%	30%	27%	30%
ESPP purchase rights:
Weighted average risk-free interest rate	0.07%	0.08%	0.07%	0.08%
Expected option life in years	6 months	6 months	6 months	6 months
Dividend yield	2.17%	1.44% - 1.96%	2.00% - 2.17%	1.44% - 1.96%
Expected volatility	22%	24% - 28%	22% - 24%	24% - 28%

(10)	Stockholders’ Equity

Common Stock. During the three months ended December 31, 2014 and 2013 we repurchased 0.7 million and 1.5 million shares at a cost of $33.5 million and $74.0 million, respectively. Since the inception of our share repurchase programs and through December 31, 2014, we have repurchased a total of 37.9 million shares at a cost of $1.4 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2014, 16.8 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors designated 2,000,000 shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at December 31, 2014 and June 30, 2014.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 43.7 million shares. The number of securities remaining available for future issuance under the 2009 Plan at December 31, 2014 is 14.1 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, that may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring, when up to 4.5 million shares of our common stock may be granted).

At December 31, 2014, there were $93.3 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.5 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at December 31, 2014 was $249.5 million and $106.5 million, respectively. The aggregate intrinsic value of the options exercised during the six months ended December 31, 2014 and 2013, was $28.5 million and $50.5 million, respectively.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes option activity during the six months ended December 31, 2014:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	4,687,220	$24.45	2.6
Granted	97,209	52.02
Exercised	(837,924)	17.81
Forfeited	(13,823)	34.00
Outstanding at end of period	3,932,682	$26.51	2.5
Exercise price range of granted options	52.02
Options exercisable at end of period	3,282,269	$23.61

The following table summarizes the activity of restricted stock units during the six months ended December 31, 2014:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,448,331	$38.58	1.3
Granted	816,136	50.15
Vested	(851,619)	36.06
Forfeited	(34,936)	36.91
Outstanding at end of period	2,377,912	$43.48	1.7

Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At December 31, 2014, the number of shares remaining available for future issuance under the ESPP is 1.6 million shares.

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

The following table summarizes our financial assets and liabilities, as at December 31, 2014 and June 30, 2014, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at December 31, 2014
Foreign currency hedging instruments, net	$-	$1,135	$-	$1,135
Business acquisition contingent consideration	$-	$-	$(1,129)	$(1,129)
Balances at June 30, 2014
Foreign currency hedging instruments, net	$-	$(2,270)	$-	$(2,270)
Business acquisition contingent consideration	$-	$-	$(480)	$(480)

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

The following is a reconciliation of changes in the fair value of contingent consideration for the six months ended December 31, 2014 and 2013 (in thousands):

	Six Months Ended December 31,
	2014	2013
Balance at the beginning of the period	$(480)	$(7,779)
Acquisition date fair value of contingent consideration	(1,217)	-
Changes in fair value included in operating income	132	3,438
Payments	458	442
Foreign currency translation adjustments	(22)	(144)
Balance at the end of the period	$(1,129)	$(4,043)

We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2014 or June 30, 2014.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(12)	Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold with recourse during the six months ended December 31, 2014 and 2013, amounted to $12.8 million and $2.0 million, respectively. We have recognized a receivable and a liability under these arrangements at December 31, 2014 of $8.6 million. We have recognized a provision in relation to these receivables at December 31, 2014 and June 30, 2014, of $0.5 million and $0.5 million, respectively.

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

We held foreign currency instruments with notional amounts totaling $435.2 million and $473.7 million at December 31, 2014 and June 30, 2014, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to December 31, 2017.

The following table summarizes the amount and location of our derivative financial instruments as of December 31, 2014 and June 30, 2014 (in thousands):

	December 31, 2014	June 30, 2014	Balance Sheet Caption
Foreign currency hedging instruments	$3,423	$456	Other assets - current
Foreign currency hedging instruments	1,139	489	Other assets - non current
Foreign currency hedging instruments	(3,427)	(3,215)	Accrued expenses
	$1,135	$(2,270)

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the six months ended December 31, 2014 and December 31, 2013, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Six Months Ended December 31,
	2014	2013
Foreign currency hedging instruments	$(25,295)	$(14,459)	Other, net
Other foreign-currency-denominated transactions	27,446	10,621	Other, net
	$2,151	$(3,838)

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

During the six months ended December 31, 2014 we acquired four distributors of equipment and services for the treatment of sleep-disordered breathing and respiratory disorders, based in Australia and New Zealand, including ResSleep International Pty Ltd, which was a related party. These acquisitions have been accounted for as business combinations using purchase accounting and are included in our consolidated financial statements from their respective acquisition dates. The acquisitions are not considered a material business combination and accordingly pro forma information is not provided. The acquisitions were funded through cash on-hand and we have not incurred any material acquisition related costs.

We have completed the preliminary purchase price allocation for the above acquisitions during the period. The cost of the acquisitions has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. As part of the preliminary purchase price allocation, we recognized an intangible asset relating to customer relationships of $12.0 million, with an estimated useful life of 5 years, and goodwill of $12.3 million. The goodwill recognized as part of these acquisitions, which is not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and six months ended December 31, 2014. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the selected financial data and condensed consolidated financial statements and notes, included in this report.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three and six months ended December 31, 2014, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives highlighting the relationship between SDB/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During the three and six months ended December 31, 2014, we invested $29.3 million and $59.3 million, respectively, on research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories. We are taking steps to increase awareness of the health dangers of SDB by sponsoring educational programs targeted at the primary care physician community. We believe these efforts should further increase awareness of both doctors and patients about the relationship between SDB, obstructive sleep apnea and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. We also believe these efforts should help inform the community of the dangers of sleep apnea in occupational health and safety, especially in the transport industry.

During the three months ended December 31, 2014, we continued our roll out of the ResMed Air Solutions Platform with the launch of our AirCurve™ 10 series of bilevel products. We also continued the global roll-out of our new life support ventilation system, the Astral platform.

During the three months ended December 31, 2014, our net revenue increased by 10% when compared to the three months ended December 31, 2013. Gross margin was 62.2% for the three months ended December 31, 2014 compared to 64.7% for the three months ended December 31, 2013. Diluted earnings per share for the three months ended December 31, 2014 increased to $0.64 per share, up from $0.60 per share in the three months ended December 31, 2013.

At December 31, 2014, our cash and cash equivalents totaled $880.7 million, our total assets were $2.3 billion and our stockholders’ equity was $1.6 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended December 31, 2014 to $423.0 million compared to $384.3 million for the three months ended December 31, 2013, an increase of $38.6 million or 10% (a 14% increase on a constant currency basis). The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar unfavorably impacted revenues by approximately $13.8 million for the three months ended December 31, 2014.

Net revenue in North and Latin America for the three months ended December 31, 2014 was $231.0 million, compared to $206.6 million for the three months ended December 31, 2013, an increase of $24.4 million, or 12%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories, offset by a decline in average selling prices. Net revenue in markets outside North and Latin America, for the three months ended December 31, 2014, increased to $192.0 million compared to $177.7 million for the three months ended December 31, 2013, an increase of 8% (a 16% increase in constant currency terms).

Net revenue from the sales of flow generators, including humidifiers, for the three months ended December 31, 2014 totaled $240.0 million, an increase of 16% compared to the three months ended December 31, 2013 of $207.0 million, including an increase of 25% in North and Latin America and an increase of 9% elsewhere. Net revenue from the sales of masks and other accessories for the three months ended December 31, 2014 totaled $183.0 million, compared to the three months ended December 31, 2013 of $177.3 million, reflecting an increase of 2% in North and Latin America and an increase of 6% elsewhere.

The following table summarizes the percentage movements in our net revenue for the three months ended December 31, 2014 compared to the three months ended December 31, 2013:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)*
Flow generators	25%	9%	16%	17%	20%
Masks and other accessories	2%	6%	3%	14%	6%
Total	12%	8%	10%	16%	14%

*	Constant currency numbers exclude the impact of movements in international currencies.

Net revenue for the six months ended December 31, 2014, was $803.4 million, compared to $742.0 million for the six months ended December 31, 2013, an increase of 8%. For the six months ended December 31, 2014, revenue from sales of flow generators increased by 14% compared to the six months ended December 31, 2013, comprised of an increase of 16% in North and Latin America and a 12% increase elsewhere. For the six months ended December 31, 2014, revenue from sales of mask systems and other accessories increased by 2% compared to the six months ended December 31, 2013, comprised of a 0% increase in North and Latin America and a 4% increase elsewhere. Movement in international currencies against the U.S. dollar unfavorably impacted net revenue by approximately $13.4 million during the six months ended December 31, 2014. Excluding the impact of unfavorable currency movements, total revenue for the six months ended December 31, 2014 increased by 10% compared to the six months ended December 31, 2013.

The following table summarizes the percentage movements in our net revenue for the six months ended December 31, 2014 compared to the six months ended December 31, 2013:

	North and Latin America	International	Total	International (Constant Currency) *	Total (Constant Currency)*
Flow generators	16%	12%	14%	16%	16%
Masks and other accessories	0%	4%	2%	8%	3%
Total	7%	9%	8%	13%	10%

*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended December 31, 2014 to $263.2 million from $248.8 million for the three months ended December 31, 2013, an increase of $14.5 million or 6%. Gross profit as a percentage of net revenue for the three months ended December 31, 2014 decreased to 62.2% from 64.7% for the three months ended December 31, 2013.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2014 to $122.5 million from $111.7 million for the three months ended December 31, 2013, an increase of $10.8 million or 10%. The selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $5.7 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended December 31, 2014 increased by 15% compared to the three months ended December 31, 2013. Selling, general and administrative expenses, as a percentage of net revenue, were 29.0% for the three months ended December 31, 2014, compared to 29.1% for the three months ended December 31, 2013.

Selling, general and administrative expenses increased for the six months ended December 31, 2014 to $233.0 million from $213.1 million for the six months ended December 31, 2013, an increase of $20.0 million or 9%. The selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $5.5 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the six months ended December 31, 2014 increased by 12% compared to the six months ended December 31, 2013. Selling, general and administrative expenses, as a percentage of net revenue, were 29.0% for the six months ended December 31, 2014, compared to 28.7% for the six months ended December 31, 2013.

The increase in selling, general and administrative expenses was primarily due to additional personnel to support our commercial activities, higher marketing expenditure associated with our recent product releases, an increase in our variable employee compensation costs, the impact of recent acquisitions and the release of contingent consideration in the prior year.

Research and Development Expenses

Research and development expenses decreased for the three months ended December 31, 2014 to $29.3 million from $29.5 million for the three months ended December 31, 2013, a decrease of $0.2 million, or 1%. The research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $2.4 million for the three months ended December 31, 2014, as reported in U.S. dollars. Excluding the impact of foreign currency movements, our research and development expenses increased by 7% compared to the three months ended December 31, 2013. Research and development expenses, as a percentage of net revenue, were 6.9% for the three months ended December 31, 2014, compared to 7.7% for the three months ended December 31, 2013.

Research and development expenses increased for the six months ended December 31, 2014 to $59.3 million from $56.9 million for the six months ended December 31, 2013, an increase of $2.4 million or 4%. The research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $2.2 million for the six months ended December 31, 2014, as reported in U.S. dollars. Excluding the impact of foreign currency movements, our research and development expenses increased by 8% compared to the six months ended December 31, 2013. Research and development expenses, as a percentage of net revenue, were 7.4% for the six months ended December 31, 2014, compared to 7.7% for the six months ended December 31, 2013.

The increase in research and development expenses was primarily due to an increase in expenses associated with healthcare informatics product development activities and clinical trials in the area of heart failure.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended December 31, 2014 totaled $2.3 million and $4.4 million, respectively, compared to $2.5 million and $4.9 million for the three and six months ended December 31, 2013.

Total Other Income, Net

Total other income, net for the three and six months ended December 31, 2014 was $6.4 million and $13.6 million, respectively, compared to $4.4 million and $9.6 million, for the three and six months ended December 31, 2013. The increase in total other income, net, during the three and six months ended December 31, 2014, was due primarily to gains on foreign currency transactions and the gain on sale of a distribution business, partially offset by lower interest income resulting from lower interest rates on cash balances held and the depreciation of the Australian dollar against the U.S. dollar.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

Our effective income tax rate for the three months ended December 31, 2014 was approximately 21.1% as compared to approximately 20.9% for the three months ended December 31, 2013. Our effective income tax rate for the six months ended December 31, 2014 was approximately 19.8% as compared to approximately 20.8% for the six months ended December 31, 2013. During the six months ended December 31, 2014, there was a final resolution of a German tax audit relating to the 1997 and 1998 fiscal years. As a result, we recorded a net tax benefit of $3.2 million. Excluding the impact of this one-time tax benefit, our effective tax rate for the six months ended December 31, 2014 would have been 21.3%. Our effective income tax rate is affected by the geographic mix of our taxable income, including the lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. As of December 31, 2014, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend these earnings to be permanently reinvested outside the United States.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended December 31, 2014 was $91.2 million compared to net income of $86.6 million for the three months ended December 31, 2013, an increase of 5% over the three months ended December 31, 2013. Our net income for the six months ended December 31, 2014 was $174.4 million compared to net income of $167.6 million for the six months ended December 31, 2013, an increase of 4% over the six months ended December 31, 2013.

As a result of the increase in our net income and lower share count due to our stock repurchases, our diluted earnings per share for the three and six months ended December 31, 2014 were $0.64 and $1.22 per diluted share, respectively, compared to $0.60 and $1.15 for the three and six months ended December 31, 2013, an increase of 7% and 6%, respectively.

Liquidity and Capital Resources

As of December 31, 2014 and June 30, 2014, we had cash and cash equivalents of $880.7 million and $905.7 million, respectively. Working capital was $1.3 billion and $1.3 billion at December 31, 2014 and June 30, 2014, respectively.

As of December 31, 2014 and June 30, 2014, our cash and cash equivalent balances held within the United States amounted to $50.6 million and $29.0 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2014 and June 30, 2014, of $830.1 million and $876.7 million, respectively, were held by our non-U.S. subsidiaries and would be subject to tax if repatriated. If these funds were needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, we intend to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. Our cash and cash equivalent balances are held at highly rated financial institutions.

Inventories at December 31, 2014 were $218.1 million, an increase of $40.0 million or 22% from the December 31, 2013 balance of $178.1 million. The increase in inventories was mainly associated with our new product introductions.

Accounts receivable at December 31, 2014 were $340.4 million, an increase of $38.8 million or 13% over the December 31, 2013 accounts receivable balance of $301.6 million. Accounts receivable days outstanding of 73 days at December 31, 2014 was 3 days higher than the 70 days at December 31, 2013. The increase in our accounts receivable balance and days sales is reflecting the impact of longer payment terms given to our customers in our domestic market. Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2014 was 3.5%, compared to 3.0% at June 30, 2014.

During the six months ended December 31, 2014, we generated cash of $192.5 million from operations compared to $174.6 million for the six months ended December 31, 2013. Movements in foreign currency exchange rates during the six months ended December 31, 2014 had the effect of decreasing our cash and cash equivalents by $123.8 million, as reported in U.S. dollars. During the six months ended December 31, 2014 and 2013, we repurchased 1.5 million and 2.0 million shares at a cost of $76.4 million and $95.1 million, respectively. During the six months ended December 31, 2014 and 2013, we also paid dividends totaling $78.5 million and $71.1 million, respectively.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital expenditures for the six months ended December 31, 2014 and 2013 amounted to $39.7 million and $36.4 million, respectively. The capital expenditures for the six months ended December 31, 2014 primarily reflected investment in production tooling, equipment and machinery, computer hardware and software, and rental and loan equipment. At December 31, 2014, our balance sheet reflects net property, plant and equipment of $408.2 million compared to $434.3 million at June 30, 2014. At December 31, 2014, no capital lease obligations exist. Details of contractual obligations at December 31, 2014 are as follows:

		Payments Due by December 31
In $000’s	Total	2015	2016	2017	2018	2019	Thereafter
Long Term Debt	$449,663	$-	$-	$-	$449,000	$-	$663
Interest on Long Term Debt	17,281	5,572	5,572	5,572	493	32	40
Operating Leases	61,931	17,898	13,372	8,253	5,558	3,356	13,494
Purchase Obligations	119,289	119,124	165	-	-	-	-
Total	$648,164	$142,594	$19,109	$13,825	$455,051	$3,388	$14,197

Details of other commercial commitments as at December 31, 2014 are as follows:
		Amount of Commitment Expiration Per Period
In $000’s	Total	2015	2016	2017	2018	2019	Thereafter
Guarantees*	$12,402	$1,820	$1,613	$-	$2	$-	$8,967
Total	$12,402	$1,820	$1,613	$-	$2	$-	$8,967

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At December 31, 2014, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

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

At December 31, 2014, we were in compliance with our debt covenants and there was $449.0 million outstanding under the credit agreement.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Common Stock

During the six months ended December 31, 2014, we repurchased 1.5 million shares at a cost of $76.4 million. At December 31, 2014, we have repurchased a total of 37.9 million shares at a cost of $1.4 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2014, 16.8 million additional shares can be repurchased under the current share repurchase program.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated balances by legal entity functional currency as of December 31, 2014 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Singapore Dollar (SGD)	Canadian Dollar (CAD)	British Pound (GBP)	Malaysian Ringgit (MYR)
AUD Functional:
Assets	-	204,975	159,151	-	-	-	2,903
Liabilities	-	(73,122)	(45,140)	(404)	(9,599)	(10,080)	(1)
Forward Contracts	-	(130,000)	(96,803)	-	-	9,349	-
Net Total	-	1,853	17,208	(404)	(9,599)	(731)	2,902
USD Functional:
Assets	-	-	-	-	14,571	-	-
Liability	-	-	(27)	-	(1,021)	-	-
Forward Contracts	-	-	-	-	-	-	-
Net Total	-	-	(27)	-	13,550	-	-
EURO Functional:
Assets	8	3,739	-	-	-	4,609	-
Liability	(2)	(821)	-	-	(11)	(32)	-
Forward Contracts	-	-	-	-	-	(4,674)	-
Net Total	6	2,918	-	-	(11)	(97)	-
GBP Functional:
Assets	-	738	42,761	-	-	-	-
Liability	-	-	(40,674)	-	-	-	-
Forward Contracts	-	-	-	-	-	-	-
Net Total	-	738	2,087	-	-	-	-
SGD Functional :
Assets	178	122,622	64,232	-	-	-	-
Liability	(1,029)	(92,157)	(37,813)	-	-	(7)	-
Forward Contracts	-	(25,000)	(24,201)	-	-	-	-
Net Total	(851)	5,465	2,218	-	-	(7)	-
SEK Functional :
Assets	-	-	1,374	-	-	-	-
Liability	-	(4)	(337)	-	-	-	-
Forward Contracts	-	-	-	-	-	-	-
Net Total	-	(4)	1,037	-	-	-	-
MYR Functional:
Assets	-	2,778	35	-	-	-	-
Liability	(83)	(500)	-	(3)	-	-	-
Forward Contracts	-	-	-	-	-	-	-
Net Total	(83)	2,278	35	(3)	-	-	-

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at December 31, 2014. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Year 3	Total	December 31, 2014	June 30, 2014
Receive AUD/Pay USD
Contract amount	130,000	-	-	130,000	450	328
Ave. contractual exchange rate	AUD 1 = USD 0.8138			AUD 1 = USD 0.8138
Receive AUD/Pay Euro
Contract amount	145,000	48,000	48,000	241,000	591	(2,574)
Ave. contractual exchange rate	AUD 1 = Euro 0.7001	AUD 1 = Euro 0.7295	AUD 1 = Euro 0.7200	AUD 1 = Euro 0.7098
Receive SGD/Pay Euro
Contract amount	24,000	-	-	24,000	416	(90)
Ave. contractual exchange rate	SGD 1 = Euro 0.6137			SGD 1 = Euro 0.6137
Receive SGD/Pay USD
Contract amount	25,000	-	-	25,000	(191)	59
Ave. contractual exchange rate	SGD 1 = USD 0.7612			SGD 1 = USD 0.7612
Receive GBP/Pay AUD
Contract amount	9,000	-	-	9,000	(14)	18
Ave. contractual exchange rate	AUD 1 = GBP 0.5233			AUD 1 = GBP 0.5233
Receive EUR/Pay GBP
Contract amount	5,000	-	-	5,000	(117)	(11)
Ave. contractual exchange rate	EUR 1 = GBP 0.7966			EUR 1 = GBP 0.7966

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At December 31, 2014, we held cash and cash equivalents of $880.7 million, principally comprised of bank term deposits and at-call accounts, and they are invested at short-term fixed and variable interest rates. At December 31, 2014, we had total long-term debt, including the current portion of those obligations of $449.7 million, of which $449.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended December 31, 2014, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

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

In 2013, we filed actions in the U.S. and Germany against Chinese manufacturer BMC Medical Co., Ltd to stop the infringement of several ResMed patents. The U.S. International Trade Commission initiated an investigation, and in December 2014, ruled that certain of BMC’s masks infringed ResMed’s patents and should be excluded from importation or sale in the US. BMC notified the commission that it has discontinued US sales of the mask products affected by the Commission’s order. The International Trade Commission also ruled that the patent claim asserted against BMC’s humidifier patent was anticipated by prior art, invalidated that claim, and declined to exclude BMC’s humidifier products from importation or sale. The ruling is subject to appeal. In 2013, we obtained a preliminary injunction prohibiting BMC from marketing and selling certain flow generators and mask headgear accused of patent infringement in Germany. The preliminary injunction against BMC’s mask headgear remains in effect, but in November 2014 the court dissolved the preliminary injunction against the sale of BMC’s flow generators. We have appealed that ruling. Proceedings in Germany continue.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2014, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At December 31, 2014, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2014.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
October 1 - 31, 2014	416,982	48.16	37,694,964	17,021,049
November 1 - 30, 2014	75,000	53.40	37,769,964	16,946,049
December 1 - 31, 2014	175,000	53.93	37,944,964	16,771,049
Total	666,982	51.31	37,944,964	16,771,049

(1)

On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since the inception of the share buyback programs, we have repurchased 37.9 million shares at a total cost of $1.4 billion.

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

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, filed on January 29, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

January 29, 2015

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)