Form 10-Q
period 2015-03-31
RESMED INC
filed 2015-04-29
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At April 20, 2015, there were 140,921,686 shares of Common Stock ($0.004 par value) outstanding. This number excludes 38,244,964 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.    Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$866,325	$905,730
Accounts receivable, net of allowance for doubtful accounts of $12,100 and $10,971 at March 31, 2015 and June 30, 2014, respectively	345,485	359,593
Inventories (note 3)	225,191	165,418
Deferred income taxes	31,846	31,908
Income taxes receivable	8,879	14,853
Prepaid expenses and other current assets	75,044	78,707

Total current assets	1,552,770	1,556,209
Non-current assets:
Property, plant and equipment, net (note 4)	384,160	434,277
Goodwill and other intangible assets, net (note 6)	302,339	334,510
Deferred income taxes	9,945	18,755
Other assets	28,815	17,211

Total non-current assets	725,259	804,753

Total assets	$2,278,029	$2,360,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	70,900	85,405
Accrued expenses	131,770	130,656
Deferred revenue	37,295	42,370
Income taxes payable	15,800	10,392
Deferred income taxes	639	717
Current portion of long-term debt (note 7)	-	18

Total current liabilities	256,404	269,558
Non-current liabilities:
Deferred income taxes	8,831	10,716
Deferred revenue	14,184	16,352
Long-term debt (note 7)	460,581	300,770
Income taxes payable	1,754	5,318

Total non-current liabilities	485,350	333,156

Total liabilities	741,754	602,714

Commitments and contingencies (note 12)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 179,100,524 issued and 140,855,560 outstanding at March 31, 2015 and 176,747,039 issued and 140,304,544 outstanding at June 30, 2014	563	561
Additional paid-in capital	1,195,880	1,117,644
Retained earnings	1,927,958	1,780,396
Treasury stock, at cost, 38,244,964 shares at March 31, 2015, and 36,442,495 shares at June 30, 2014	(1,388,623)	(1,291,910)
Accumulated other comprehensive (loss) income	(199,503)	151,557

Total stockholders’ equity	1,536,275	1,758,248

Total liabilities and stockholders’ equity	$2,278,029	$2,360,962

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenue	$422,497	$397,758	$1,225,848	$1,139,762
Cost of sales	171,066	145,970	473,882	411,234

Gross profit	251,431	251,788	751,966	728,528

Operating expenses:
Selling, general and administrative	116,336	115,101	349,377	328,172
Research and development	27,024	29,530	86,342	86,430
Amortization of acquired intangible assets	2,203	2,459	6,558	7,325

Total operating expenses	145,563	147,090	442,277	421,927

Income from operations	105,868	104,698	309,689	306,601

Other income, net:
Interest income, net	4,761	6,015	15,765	19,182
Other, net	3,729	2,199	6,346	(1,340)

Total other income, net	8,490	8,214	22,111	17,842

Income before income taxes	114,358	112,912	331,800	324,443
Income taxes	23,375	22,943	66,376	66,908

Net income	$90,983	$89,969	$265,424	$257,535

Basic earnings per share	$0.65	$0.64	$1.89	$1.82
Diluted earnings per share (note 2)	$0.64	$0.63	$1.86	$1.78
Dividend declared per share	$0.28	$0.25	$0.84	$0.75
Basic shares outstanding (000’s)	140,792	140,959	140,341	141,774
Diluted shares outstanding (000’s)	142,813	143,375	142,614	144,758

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income	$90,983	$89,969	$265,424	$257,535
Other comprehensive income:
Foreign currency translation (loss) gain adjustments	(118,003)	50,612	(351,060)	37,447

Comprehensive (loss) income	$(27,020)	$140,581	$(85,636)	$294,982

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$265,424	$257,535
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,310	53,631
Gain on divestment of business	(709)	-
Stock-based compensation costs	34,802	32,679
Foreign currency revaluation	(1,252)	(3,305)
Excess tax benefit from stock-based compensation arrangements	(20,738)	(11,388)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(14,814)	(12,873)
Inventories, net	(80,793)	(15,735)
Prepaid expenses, net deferred income taxes and other current assets	(3,487)	(4,020)
Accounts payable, accrued expenses and other liabilities	49,736	(20,839)

Net cash provided by operating activities	283,479	275,685

Cash flows from investing activities:
Purchases of property, plant and equipment	(50,266)	(54,210)
Patent registration costs	(7,109)	(5,691)
Business acquisitions, net of cash acquired	(26,956)	(3,172)
Investments in cost-method investments	(10,500)	(5,275)
Proceeds from divestiture of business	468	-
Purchases of foreign currency contracts	-	(1,337)
Payments on maturity of foreign currency contracts	(25,232)	(2,466)

Net cash used in investing activities	(119,595)	(72,151)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	23,176	15,624
Excess tax benefit from stock-based compensation arrangements	20,738	11,388
Purchases of treasury stock	(103,295)	(169,398)
Payment of business combination contingent consideration	(458)	(1,117)
Proceeds from borrowings, net of borrowing costs	160,000	507,838
Repayment of borrowings	(1,527)	(415,029)
Dividend paid	(117,862)	(106,387)

Net cash used in financing activities	(19,228)	(157,081)

Effect of exchange rate changes on cash	(184,061)	16,062

Net (decrease)/increase in cash and cash equivalents	(39,405)	62,515
Cash and cash equivalents at beginning of period	905,730	876,048

Cash and cash equivalents at end of period	$866,325	$938,563

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$33,831	$76,127
Interest paid	$4,253	$4,680

Fair value of assets acquired, excluding cash	$19,077	$2,257
Liabilities assumed	(8,385)	(829)
Goodwill on acquisition	19,122	3,227
Deferred payments	(1,641)	(1,483)
Fair value of contingent consideration	(1,217)	-

Total purchase price, excluding contingent consideration	$26,956	$3,172

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

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

The condensed consolidated financial statements for the three and nine months ended March 31, 2015 and 2014 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2014.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company beginning in the first quarter of fiscal year 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Stock options and restricted stock units of Nil and 381,837, for the three months ended March 31, 2015 and 2014, respectively, and stock options and restricted stock units of 125,255 and 254,958 for the nine months ended March 31, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share as the effect of exercising these options would have been anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended March 31, 2015 and 2014 are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Numerator:
Net Income, used in calculating diluted earnings per share	$90,983	$89,969	$265,424	$257,535
Denominator:
Basic weighted-average common shares outstanding	140,792	140,959	140,341	141,774
Effect of dilutive securities:
Stock options and restricted stock units	2,021	2,416	2,273	2,984
Diluted weighted average shares	142,813	143,375	142,614	144,758
Basic earnings per share	$0.65	$0.64	$1.89	$1.82
Diluted earnings per share	$0.64	$0.63	$1.86	$1.78

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(3)	Inventories

Inventories were comprised of the following at March 31, 2015 and June 30, 2014 (in thousands):

	March 31, 2015	June 30, 2014
Raw materials	$81,970	$53,680
Work in progress	5,898	3,358
Finished goods	137,323	108,380
Total inventories	$225,191	$165,418

(4)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of March 31, 2015 and June 30, 2014 (in thousands):

	March 31, 2015	June 30, 2014
Machinery and equipment	$191,168	$200,929
Computer equipment	121,966	133,157
Furniture and fixtures	39,154	42,631
Vehicles	5,116	4,757
Clinical, demonstration and rental equipment	81,006	101,453
Leasehold improvements	30,768	30,361
Land	54,481	62,468
Buildings	233,510	266,771
	757,169	842,527
Accumulated depreciation and amortization	(373,009)	(408,250)
Property, plant and equipment, net	$384,160	$434,277

(5)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at March 31, 2015 and June 30, 2014, was $25.4 million and $14.9 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the nine months ended March 31, 2015 and 2014, we did not recognize any impairment losses related to our cost-method investments. We have determined that the fair value of our investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the nine months ended March 31, 2015 and 2014 (in thousands):

	Nine Months Ended March 31,
	2015	2014
Balance at the beginning of the period	$14,850	$4,000
Investments	10,500	5,275
Balance at the end of the period	$25,350	$9,275

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(6)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the nine months ended March 31, 2015, and 2014 were as follows (in thousands):

	Nine Months Ended March 31,
	2015	2014
Balance at the beginning of the period	$289,312	$274,829
Business acquisition	19,122	3,227
Foreign currency translation adjustments	(52,854)	12,729
Balance at the end of the period	$255,580	$290,785

Other Intangible Assets

Other intangible assets were comprised of the following as of March 31, 2015, and June 30, 2014 (in thousands):

	March 31, 2015	June 30, 2014
Developed/core product technology	$64,720	$76,015
Accumulated amortization	(47,405)	(54,073)
Developed/core product technology, net	17,315	21,942
Trade names	2,457	2,784
Accumulated amortization	(2,193)	(2,697)
Trade names, net	264	87
Non-compete agreements	1,725	2,135
Accumulated amortization	(1,619)	(1,768)
Non compete agreements, net	106	367
Customer relationships	29,837	24,593
Accumulated amortization	(18,164)	(20,877)
Customer relationships, net	11,673	3,716
Patents	63,321	70,734
Accumulated amortization	(45,920)	(51,648)
Patents, net	17,401	19,086
Total other intangibles, net	$46,759	$45,198

Intangible assets consist of patents, customer relationships, trade names, non-compete agreements and developed/core product technology. We amortize intangible assets over the estimated useful life of the assets, generally between two and nine years. There are no expected residual values related to these intangible assets.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(7)	Long-Term Debt

Long-term debt at March 31, 2015 and June 30, 2014 consisted of the following (in thousands):

	March 31, 2015	June 30, 2014
Current long-term debt	$-	$18
Non-current long-term debt	460,581	300,770
Total long-term debt	$460,581	$300,788

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At March 31, 2015, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

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

At March 31, 2015, there was $460.0 million outstanding under the credit agreement.

(8)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the nine months ended March 31, 2015 and 2014 are as follows (in thousands):

	Nine Months Ended March 31,
	2015	2014
Balance at the beginning of the period	$11,798	$16,011
Warranty accruals for the period	4,754	2,839
Warranty costs incurred for the period	(4,821)	(5,458)
Foreign currency translation adjustments	(1,978)	216
Balance at the end of the period	$9,753	$13,608

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stock-Based Employee Compensation

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

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Stock options:
Weighted average grant date fair value	$-	$-	$10.58	$10.90
Weighted average risk-free interest rate	-	-	1.60%	1.44%
Expected option life in years	-	-	4.9	4.9
Dividend yield	-	-	2.15%	2.06%
Expected volatility	-	-	27%	30%
ESPP purchase rights:
Weighted average risk-free interest rate	0.07%	0.08%	0.07%	0.08%
Expected option life in years	6 months	6 months	6 months	6 months
Dividend yield	2.17%	1.96%	2.00% - 2.17%	1.44% - 1.96%
Expected volatility	22%	28%	22% - 24%	24% - 28%

During the nine months ended March 31, 2015 and 2014, we also granted performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative total stockholder return over a three-year period, up to a maximum amount to be issued under the award of 200% of the original grant. The weighted average fair value of PRSUs granted during the nine months ended March 31, 2015 and 2014 was estimated at $51.12 and $50.09 per PRSU, respectively, using a Monte-Carlo simulation valuation model.

(10)	Stockholders’ Equity

Common Stock. During the three months ended March 31, 2015 and 2014 we repurchased 0.3 million and 1.6 million shares at a cost of $20.3 million and $72.5 million, respectively. Since the inception of our share repurchase programs and through March 31, 2015, we have repurchased a total of 38.2 million shares at a cost of $1.4 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2015, 16.5 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors designated 2,000,000 shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at March 31, 2015 and June 30, 2014.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 43.7 million shares. The number of securities remaining available for future issuance under the 2009 Plan at March 31, 2015 is 13.8 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, that may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring, when up to 4.5 million shares of our common stock may be granted).

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2015, there were $80.7 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.3 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at March 31, 2015 was $305.0 million and $117.5 million, respectively. The aggregate intrinsic value of the options exercised during the nine months ended March 31, 2015 and 2014, was $64.0 million and $59.8 million, respectively.

The following table summarizes option activity during the nine months ended March 31, 2015:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	4,687,220	$24.45	2.6
Granted	97,209	52.02
Exercised	(1,613,270)	17.73
Forfeited	(21,562)	34.48
Outstanding at end of period	3,149,597	$28.67	2.6
Exercise price of granted options	$52.02
Options exercisable at end of period	2,556,592	$25.80

The following table summarizes the activity of restricted stock units during the nine months ended March 31, 2015:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,448,331	$38.58	1.3
Granted	818,136	50.17
Vested	(858,921)	36.05
Forfeited	(50,463)	38.13
Outstanding at end of period	2,357,083	$43.54	1.4

Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At March 31, 2015, the number of shares remaining available for future issuance under the ESPP is 1.6 million shares.

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

The following table summarizes our financial assets and liabilities, as at March 31, 2015 and June 30, 2014, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at March 31, 2015
Foreign currency hedging instruments, net	$-	$(2,893)	$-	$(2,893)
Business acquisition contingent consideration	$-	$-	$(1,074)	$(1,074)
Balances at June 30, 2014
Foreign currency hedging instruments, net	$-	$(2,270)	$-	$(2,270)
Business acquisition contingent consideration	$-	$-	$(480)	$(480)

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

The following is a reconciliation of changes in the fair value of contingent consideration for the nine months ended March 31, 2015 and 2014 (in thousands):

	Nine Months Ended March 31,
	2015	2014
Balance at the beginning of the period	$(480)	$(7,779)
Acquisition date fair value of contingent consideration	(1,217)	-
Changes in fair value included in operating income	132	5,210
Payments	458	1,117
Foreign currency translation adjustments	33	(105)
Balance at the end of the period	$(1,074)	$(1,557)

We did not have any significant non-financial assets or liabilities measured at fair value on March 31, 2015 or June 30, 2014.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(12)	Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold with recourse during the nine months ended March 31, 2015 and 2014, amounted to $20.1 million and $4.7 million, respectively. We have recognized a receivable and a liability under these arrangements at March 31, 2015 of $7.4 million. We have recognized a provision in relation to these receivables at March 31, 2015 and June 30, 2014, of $0.9 million and $0.5 million, respectively.

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

We held foreign currency instruments with notional amounts totaling $380.5 million and $473.7 million at March 31, 2015 and June 30, 2014, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to March 31, 2018.

The following table summarizes the amount and location of our derivative financial instruments as of March 31, 2015 and June 30, 2014 (in thousands):

	March 31, 2015	June 30, 2014	Balance Sheet Caption
Foreign currency hedging instruments	$1,316	$456	Other assets - current
Foreign currency hedging instruments	1,916	489	Other assets - non current
Foreign currency hedging instruments	(6,125)	(3,215)	Accrued expenses
	$(2,893)	$(2,270)

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the nine months ended March 31, 2015 and March 31, 2014, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Nine Months Ended March 31,
	2015	2014
Foreign currency hedging instruments	$(26,654)	$(2,085)	Other, net
Other foreign-currency-denominated transactions	32,099	470	Other, net
	$5,445	$(1,615)

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

During the nine months ended March 31, 2015 we acquired four distributors of equipment and services for the treatment of sleep-disordered breathing and respiratory disorders, based in Australia and New Zealand, including ResSleep International Pty Ltd, which was a related party. On January 8, 2015 we acquired Jaysec Technologies LLC, “Jaysec”, a provider of internet-based software solutions for the home medical equipment (HME) industry. Jaysec’s products help HME providers resupply their patients and communicate with referring medical providers. These acquisitions have been accounted for as business combinations using purchase accounting and are included in our consolidated financial statements from their respective acquisition dates. The acquisitions are not considered material business combinations and accordingly pro forma information is not provided. The acquisitions were funded through cash on-hand and we have not incurred any material acquisition related costs.

We have completed the preliminary purchase price allocation for the above acquisitions. The cost of the acquisitions has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. As part of the preliminary purchase price allocation, we recognized an intangible asset relating to customer relationships of $12.0 million, with an estimated useful life of 5 years, developed technology of $3.5 million, with an estimated useful life of 5 years, and goodwill of $19.1 million. The goodwill recognized as part of these acquisitions, of which $13.0 million is not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and nine months ended March 31, 2015. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the selected financial data and condensed consolidated financial statements and notes, included in this report.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three and nine months ended March 31, 2015, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have endeavored to raise awareness through market and clinical initiatives highlighting the relationship between SDB/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During the three and nine months ended March 31, 2015, we invested $27.0 million and $86.3 million, respectively, on research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories.

During the three months ended March 31, 2015, we launched our AirCurve™ 10 series of cloud-connected bilevel devices in Europe. We also continued to expand our informatics and workflow capabilities as we completed the integration of AirView™ with Brightree, a leading provider of cloud-based software to the HME industry, and announced the acquisition of Jaysec, a provider of internet-based software solutions for the HME industry.

During the three months ended March 31, 2015, our net revenue increased by 6% when compared to the three months ended March 31, 2014. Gross margin was 59.5% for the three months ended March 31, 2015 compared to 63.3% for the three months ended March 31, 2014. Diluted earnings per share for the three months ended March 31, 2015 increased to $0.64 per share, up from $0.63 per share in the three months ended March 31, 2014.

At March 31, 2015, our cash and cash equivalents totaled $866.3 million, our total assets were $2.3 billion and our stockholders’ equity was $1.5 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended March 31, 2015 to $422.5 million compared to $397.8 million for the three months ended March 31, 2014, an increase of $24.7 million or 6% (a 13% increase on a constant currency basis). The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar unfavorably impacted revenues by approximately $28.5 million for the three months ended March 31, 2015.

Net revenue in North and Latin America for the three months ended March 31, 2015 was $250.9 million, compared to $216.1 million for the three months ended March 31, 2014, an increase of $34.8 million, or 16%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators and accessories, offset by a decline in average selling prices. Net revenue in markets outside North and Latin America, for the three months ended March 31, 2015, decreased to $171.6 million compared to $181.6 million for the three months ended March 31, 2014, a decrease of 6% (a 9% increase in constant currency terms).

Net revenue from the sales of flow generators, including humidifiers, for the three months ended March 31, 2015 totaled $249.0 million, an increase of 17% compared to the three months ended March 31, 2014 of $212.7 million, including an increase of 42% in North and Latin America and a decrease of 2% elsewhere (a 13% increase in constant currency terms). Net revenue from the sales of masks and other accessories for the three months ended March 31, 2015 totaled $173.5 million, compared to the three months ended March 31, 2014 of $185.1 million, reflecting a decrease of 4% in North and Latin America and a decrease of 11% elsewhere (a 3% increase in constant currency terms).

The following table summarizes the percentage movements in our net revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	North and Latin America	International	Total	International (Constant Currency)*	Total (Constant Currency)*
Flow generators	42%	-2%	17%	13%	26%
Masks and other accessories	-4%	-11%	-6%	3%	-1%
Total	16%	-6%	6%	9%	13%

*	Constant currency numbers exclude the impact of movements in international currencies.

Net revenue for the nine months ended March 31, 2015, was $1,225.8 million, compared to $1,139.8 million for the nine months ended March 31, 2014, an increase of 8%. For the nine months ended March 31, 2015, revenue from sales of flow generators increased by 15% compared to the nine months ended March 31, 2014, comprised of an increase of 25% in North and Latin America and a 7% increase elsewhere. For the nine months ended March 31, 2015, revenue from sales of mask systems and other accessories decreased by 1% compared to the nine months ended March 31, 2014, comprised of a 1% decrease in North and Latin America and a 1% decrease elsewhere. Movement in international currencies against the U.S. dollar unfavorably impacted net revenue by approximately $41.9 million during the nine months ended March 31, 2015. Excluding the impact of unfavorable currency movements, total revenue for the nine months ended March 31, 2015 increased by 11% compared to the nine months ended March 31, 2014.

The following table summarizes the percentage movements in our net revenue for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014:

	North and Latin America	International	Total	International (Constant Currency)*	Total (Constant Currency)*
Flow generators	25%	7%	15%	15%	20%
Masks and other accessories	-1%	-1%	-1%	6%	2%
Total	10%	4%	8%	12%	11%

*	Constant currency numbers exclude the impact of movements in international currencies.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit decreased for the three months ended March 31, 2015 to $251.4 million from $251.8 million for the three months ended March 31, 2014, a decrease of $0.4 million or 0.1%. Gross profit as a percentage of net revenue for the three months ended March 31, 2015 decreased to 59.5% from 63.3% for the three months ended March 31, 2014.

Gross profit increased for the nine months ended March 31, 2015 to $752.0 million from $728.5 million for the nine months ended March 31, 2014, an increase of $23.4 million or 3%. Gross profit as a percentage of net revenue for the nine months ended March 31, 2015 decreased to 61.3% from 63.9% for the nine months ended March 31, 2013.

The decline in gross margins was primarily due to declines in our average selling prices, unfavorable product mix as sales of our lower margin products represented a higher proportion of our sales, an unfavorable impact from exchange rate movements as a result of the decline in the Euro and an unfavorable geographic mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2015 to $116.3 million from $115.1 million for the three months ended March 31, 2014, an increase of $1.2 million or 1%. The selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $10.6 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended March 31, 2015 increased by 10% compared to the three months ended March 31, 2014. Selling, general and administrative expenses, as a percentage of net revenue, were 27.5% for the three months ended March 31, 2015, compared to 28.9% for the three months ended March 31, 2014.

Selling, general and administrative expenses increased for the nine months ended March 31, 2015 to $349.4 million from $328.2 million for the nine months ended March 31, 2014, an increase of $21.2 million or 6%. The selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $16.1 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the nine months ended March 31, 2015 increased by 11% compared to the nine months ended March 31, 2014. Selling, general and administrative expenses, as a percentage of net revenue, were 28.5% for the nine months ended March 31, 2015, compared to 28.8% for the nine months ended March 31, 2014.

The increase in selling, general and administrative expenses was primarily due to additional personnel to support our commercial activities, higher marketing expenditure associated with our recent product releases, an increase in our variable employee compensation costs, the impact of recent acquisitions and the release of contingent consideration in the prior year.

Research and Development Expenses

Research and development expenses decreased for the three months ended March 31, 2015 to $27.0 million from $29.5 million for the three months ended March 31, 2014, a decrease of $2.5 million, or 8%. The research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $3.8 million for the three months ended March 31, 2015, as reported in U.S. dollars. Excluding the impact of foreign currency movements, our research and development expenses increased by 4% compared to the three months ended March 31, 2014. Research and development expenses, as a percentage of net revenue, were 6.4% for the three months ended March 31, 2015, compared to 7.4% for the three months ended March 31, 2014.

Research and development expenses for the nine months ended March 31, 2015 was $86.3 million compared to $86.4 million for the nine months ended March 31, 2014, a decrease of $0.1 million or 0.1%. The research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $6.0 million for the nine months ended March 31, 2015, as reported in U.S. dollars. Excluding the impact of foreign currency movements, our research and development expenses increased by 7% compared to the nine months ended March 31, 2014. Research and development expenses, as a percentage of net revenue, were 7.0% for the nine months ended March 31, 2015, compared to 7.6% for the nine months ended March 31, 2014.

The constant currency increase in research and development expenses was primarily due to an increase in expenses associated with healthcare informatics product development activities.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended March 31, 2015 totaled $2.2 million and $6.6 million, respectively, compared to $2.5 million and $7.3 million for the three and nine months ended March 31, 2014.

Total Other Income, Net

Total other income, net for the three and nine months ended March 31, 2015 was $8.5 million and $22.1 million, respectively, compared to $8.2 million and $17.8 million, for the three and nine months ended March 31, 2014. The increase in total other income, net, during the three and nine months ended March 31, 2015, was due primarily to gains on foreign currency transactions and the gain on sale of a distribution business, partially offset by lower interest income resulting from lower interest rates on cash balances held and the depreciation of the Australian dollar against the U.S. dollar.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2015 was approximately 20.4% as compared to approximately 20.3% for the three months ended March 31, 2014. Our effective income tax rate for the nine months ended March 31, 2015 was approximately 20.0% as compared to approximately 20.6% for the nine months ended March 31, 2014. Our effective income tax rate is affected by the geographic mix of our taxable income, including the lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. As of March 31, 2015, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend these earnings to be permanently reinvested outside the United States.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended March 31, 2015 was $91.0 million compared to net income of $90.0 million for the three months ended March 31, 2014, an increase of 1% over the three months ended March 31, 2014. Our net income for the nine months ended March 31, 2015 was $265.4 million compared to net income of $257.5 million for the nine months ended March 31, 2014, an increase of 3% over the nine months ended March 31, 2014.

As a result of the increase in our net income and lower share count due to our stock repurchases, our diluted earnings per share for the three and nine months ended March 31, 2015 were $0.64 and $1.86 per diluted share, respectively, compared to $0.63 and $1.78 for the three and nine months ended March 31, 2014, an increase of 2% and 4%, respectively.

Liquidity and Capital Resources

As of March 31, 2015 and June 30, 2014, we had cash and cash equivalents of $866.3 million and $905.7 million, respectively. Working capital was $1.3 billion at March 31, 2015 and June 30, 2014.

As of March 31, 2015 and June 30, 2014, our cash and cash equivalent balances held within the United States amounted to $30.7 million and $29.0 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2015 and June 30, 2014, of $835.6 million and $876.7 million, respectively, were held by our non-U.S. subsidiaries and would be subject to tax if repatriated. If these funds were needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, we intend to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. Our cash and cash equivalent balances are held at highly rated financial institutions.

Inventories at March 31, 2015 were $225.2 million, an increase of $60.3 million or 37% from the March 31, 2014 balance of $164.9 million. The increase in inventories was mainly associated with our new product introductions and to support the increase in unit sales.

Accounts receivable at March 31, 2015 were $345.5 million, an increase of $7.9 million or 2% over the March 31, 2014 accounts receivable balance of $337.6 million. Accounts receivable days outstanding of 73 days at March 31, 2015 was consistent with the 73 days at March 31, 2014. Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2015 was 3.4%, compared to 3.0% at June 30, 2014.

During the nine months ended March 31, 2015, we generated cash of $283.5 million from operations compared to $275.7 million for the nine months ended March 31, 2014. Movements in foreign currency exchange rates during the nine months ended March 31, 2015 had the effect of decreasing our cash and cash equivalents by $184.1 million, as reported in U.S. dollars. During the nine months ended March 31, 2015 and 2014, we repurchased 1.8 million and 3.6 million shares at a cost of $96.7 million and $167.6 million, respectively. During the nine months ended March 31, 2015 and 2014, we also paid dividends totaling $117.9 million and $106.4 million, respectively.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital expenditures for the nine months ended March 31, 2015 and 2014 amounted to $50.3 million and $54.2 million, respectively. The capital expenditures for the nine months ended March 31, 2015 primarily reflected investment in production tooling, equipment and machinery, computer hardware and software, and rental and loan equipment. At March 31, 2015, our balance sheet reflects net property, plant and equipment of $384.2 million compared to $434.3 million at June 30, 2014. At March 31, 2015, no capital lease obligations exist. Details of contractual obligations at March 31, 2015 are as follows:

		Payments Due by March 31
In $000’s	Total	2016	2017	2018	2019	2020	Thereafter
Long Term Debt	$460,581	$-	$-	$-	$460,000	$-	$581
Interest on Long Term Debt	20,414	5,678	5,678	5,678	3,324	28	28
Operating Leases	59,821	16,915	13,051	7,828	5,399	3,903	12,725
Purchase Obligations	163,296	163,296	-	-	-	-	-
Total	$704,112	$185,889	$18,729	$13,506	$468,723	$3,931	$13,334

Details of other commercial commitments as at March 31, 2015 are as follows:
		Amount of Commitment Expiration Per Period
In $000’s	Total	2016	2017	2018	2019	2020	Thereafter
Standby Letter of Credit	$7,617	$-	$-	$-	$6,855	$-	$762
Guarantees*	10,134	185	1,437	-	2	-	8,510
Total	$17,751	$185	$1,437	$-	$6,857	$-	$9,272

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At March 31, 2015, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

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

At March 31, 2015, we were in compliance with our debt covenants and there was $460.0 million outstanding under the credit agreement.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and debt facilities.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Common Stock

During the nine months ended March 31, 2015, we repurchased 1.8 million shares at a cost of $96.7 million. At March 31, 2015, we have repurchased a total of 38.2 million shares at a cost of $1.4 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2015, 16.5 million additional shares can be repurchased under the current share repurchase program.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated balances by legal entity functional currency as of March 31, 2015 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Singapore Dollar (SGD)	Canadian Dollar (CAD)	British Pound (GBP)
AUD Functional:
Assets	-	226,013	139,041	-	-	-
Liabilities	-	(48,102)	(39,806)	(58)	(8,270)	(11,695)
Forward Contracts	-	(160,000)	(75,206)	-	-	11,880
Net Total	-	17,911	24,029	(58)	(8,270)	185
USD Functional:
Assets	-	-	-	-	11,809	-
Liability	(1,752)	-	(42)	-	(442)	-
Forward Contracts	-	-	-	-	-	-
Net Total	(1,752)	-	(42)	-	11,367	-
EURO Functional:
Assets	8	1,807	-	-	-	5,850
Liability	-	(1,106)	-	-	(7)	(88)
Forward Contracts	-	-	-	-	-	(4,455)
Net Total	8	701	-	-	(7)	1,307
GBP Functional:
Assets	-	260	38,958	-	-	-
Liability	-	(56)	(37,811)	-	-	-
Forward Contracts	-	-	-	-	-	-
Net Total	-	204	1,147	-	-	-
SGD Functional:
Assets	205	122,850	59,527	-	-	-
Liability	(1,024)	(117,028)	(31,730)	-	-	-
Forward Contracts	-	-	(21,487)	-	-	-
Net Total	(819)	5,822	6,310	-	-	-

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at March 31, 2015. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Year 3	Total	March 31, 2015	June 30, 2014
Receive AUD/Pay USD
Contract amount	160,000	-	-	160,000	(4,404)	328
Ave. contractual exchange rate	AUD 1 = USD 0.7793			AUD 1 = USD 0.7793
Receive AUD/Pay Euro
Contract amount	97,000	43,000	43,000	183,000	990	(2,574)
Ave. contractual exchange rate	AUD 1 = Euro 0.7284	AUD 1 = Euro 0.7295	AUD 1 = Euro 0.7200	AUD 1 = Euro 0.7267
Receive SGD/Pay Euro
Contract amount	21,000	-	-	21,000	272	(90)
Ave. contractual exchange rate	SGD 1 = Euro 0.6698			SGD 1 = Euro 0.6698
Receive SGD/Pay USD
Contract amount	-	-	-		-	59
Ave. contractual exchange rate
Receive GBP/Pay AUD
Contract amount	12,000	-	-	12,000	319	18
Ave. contractual exchange rate	AUD 1 = GBP 0.5238			AUD 1 = GBP 0.5238
Receive EUR/Pay GBP
Contract amount	4,000	-	-	4,000	(70)	(11)
Ave. contractual exchange rate	EUR 1 = GBP 0.7349			EUR 1 = GBP 0.7349

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At March 31, 2015, we held cash and cash equivalents of $866.3 million, principally comprised of bank term deposits and at-call accounts, and they are invested at short-term fixed and variable interest rates. At March 31, 2015, we had total long-term debt, including the current portion of those obligations of $460.6 million, of which $460.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended March 31, 2015, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1	Legal Proceedings

We are involved in various legal proceedings and claims. Litigation is inherently uncertain. Accordingly, we cannot predict the outcome of these matters. But we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.

In 2013, we filed actions in the U.S. and Germany against Chinese manufacturer BMC Medical Co., Ltd to stop the infringement of several ResMed patents. The U.S. International Trade Commission initiated an investigation, and in December 2014, ruled that certain of BMC’s masks infringed ResMed’s patents and should be excluded from importation or sale in the US. BMC subsequently notified the Commission that it discontinued US sales of the mask products affected by the Commission’s order. The International Trade Commission also ruled that the claims of the patent against BMC’s humidifier patent were anticipated by prior art, invalidated those claims, and declined to exclude BMC’s humidifier products from importation or sale. Each party has appealed the International Trade Commission’s ruling. A companion case in the United States District Court for the Southern District of California remains stayed pending those appeals. In 2013, we obtained preliminary injunctions prohibiting BMC from marketing and selling certain flow generators and mask assemblies accused of patent infringement in Germany. The preliminary injunction against BMC’s mask assemblies remains in effect, but in November 2014 the court dissolved the preliminary injunction against the sale of BMC’s flow generators. ResMed has appealed that ruling.

In 2015, BMC’s U.S. distributor, 3B Medical, Inc., filed suit in the United States District Court for the Middle District of Florida against ResMed Inc. and ResMed Corp. for alleged federal and state antitrust violations. Specifically, 3B Medical alleges that in addition to enforcing its patents, ResMed has entered into exclusive dealing arrangements with customers, tied sales of masks to sales of flow generators, and spread false information that 3B would go out of business due to ResMed’s patent infringement action. 3B Medical seeks damages and an injunction. ResMed Inc. and Corp. have denied the allegations.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2014, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. At March 31, 2015, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2014.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
January 1 - 31, 2015	-	-	37,944,964	16,771,049
February 1 - 28, 2015	92,500	65.03	38,037,464	16,678,549
March 1 - 31, 2015	207,500	68.91	38,244,964	16,471,049
Total	300,000	67.71	38,244,964	16,471,049

(1)

On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since the inception of the share buyback programs, we have repurchased 38.2 million shares at a total cost of $1.4 billion.

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

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on April 28, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

April 28, 2015

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)