Form 10-K
period 2015-06-30
RESMED INC
filed 2015-08-07
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Large accelerated filer [ x ]    Accelerated filer [   ]    Non-accelerated filer [   ]    Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]     No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was $7,803,275,736. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.

At July 28, 2015, registrant had 140,516,403 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 39,186,234 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2015 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

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

We employ approximately 4,340 people and sell our products in approximately 100 countries through a combination of wholly owned subsidiaries and independent distributors.

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

The upper airway has no rigid support and is held open by active contraction of upper airway muscles. Normally, during REM sleep and deeper levels of non-REM sleep, upper airway muscles relax and the airway narrows. Individuals with narrow upper airways or poor muscle tone are prone to temporary collapses of the upper airway during sleep, called apneas, and to near closures of the upper airway called hypopneas. These breathing events result in a lowering of blood oxygen concentration, causing the central nervous system to react to the lack of oxygen or increased carbon dioxide and signaling the body to respond. Typically, the individual subconsciously arouses from sleep, causing the throat muscles to contract, opening the airway. After a few gasping breaths, blood oxygen levels increase and the individual can resume a deeper sleep until the cycle repeats itself. Sufferers of OSA typically experience ten or more such cycles per hour. While these awakenings greatly impair the quality of sleep, the individual is not normally aware of these disruptions. In addition, OSA has been recognized as a cause of hypertension and a significant co-morbidity for heart disease, stroke and diabetes.

A 2013 update to a long-term epidemiology study estimated that 26% of adults age 30-70 have some form of obstructive sleep apnea. In the United States alone, this represents approximately 46 million people. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 20% of those with OSA have been diagnosed or treated. Many healthcare professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, snoring, hypertension and irritability are characteristic of OSA.

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

Continue Product Development and Innovation.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to treat SDB more effectively, increase patient comfort and encourage compliance with prescribed therapy. For example, in 2012, we introduced Swift FX Bella mask, Pixi pediatric mask, Quattro FX for Her and the EasyCare compliance management solution. In 2013, we introduced new products across both our mask and flow generator categories, including the VPAP COPD, Quattro Air, Swift FX Bella, Swift FX Nano and ResMed’s SleepSeeker. In 2014, we introduced the AirFit™ P10 nasal pillows system, AirFit™ N10 nasal mask, AirFit™ F10 full-face mask and the Astral™ platform, our new generation of life support ventilators. During fiscal year 2015, we released significant new products across our flow generator categories, including the AirSenseTM 10, AirCurveTM 10, and Lumis. In 2015, we also released the AirViewTM, our cloud-based remote monitoring and therapy management system, along with our Air Solutions platform that provides a suite of end-to-end healthcare informatics solutions that address customer business processes from diagnosis to monitoring and patient management and billing. We believe that continued product development and innovation are key factors to our ongoing success. Approximately 13% of our employees are devoted to research and development activities. In fiscal year 2015, we invested $114.9 million, or approximately 7% of our net revenues, in research and development.

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

Expand into New Clinical Applications.    We continually seek to identify new applications of our technology for significant unmet medical needs. Studies have established a clinical association between OSA and both stroke and congestive heart failure, and have recognized SDB as a cause of hypertension or high blood pressure. Research also indicates that SDB is independently associated with glucose intolerance and insulin resistance. In addition, we maintain close working relationships with a number of prominent physicians to explore new medical applications for our products and technology. In 2014, we received Food and Drug Administration, or FDA, clearance and launched a new product in the United States for the treatment of respiratory insufficiency due to chronic obstructive pulmonary disease and neuromuscular diseases.

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

During fiscal year 2011, we launched the Stellar 100 and 150 ventilation devices, which provide both invasive and non-invasive ventilation applications for adult and pediatric patients. In 2014, we launched the Astral™, our new generation of portable, lightweight, and user-friendly life support ventilators. During fiscal year 2015, we released significant new products across our flow generator categories, including the AirSenseTM 10, AirCurveTM 10, and Lumis.

Flow generators in total accounted for approximately 58%, 54% and 54% of our net revenues in fiscal years 2015, 2014, and 2013, respectively.

The tables below provide a selection of products, as known by our trademarks, which have been released during the last five years.

CONTINUOUS POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 Escape	As the Standard CPAP model of the S9 Series, the S9 Escape features Expiratory Pressure Relief (EPR) and other innovative features including Climate Control and the enhanced Easy-Breathe motor. The device also has an optional integrated humidifier (H5i).	September 2010

AirSense 10 Elite	An advanced fixed-pressure therapy device with an integrated humidifier. It is designed to be intuitive and easy-to-use. The device also features built-in wireless connectivity.	August 2014

AirSense 10 CPAP	The AirSense 10 CPAP is a fixed-pressure therapy device. It also provides compliance, AHI and leak data reporting. The device also features built-in wireless connectivity.	August 2014

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

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

March 2011

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 VPAP ST-A	Bilevel pressure support therapy device with pressures up to 30 cmH2O designed for comfort, effective therapy with the assurance of back up rate up to 50 bpm and alarms. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2013

S9 VPAP COPD	Bilevel pressure support up to pressure 30cmH2O with both fixed and adjustable alarms. This device has been specifically designed for COPD.	April 2013

AirCurve 10 S	A bilevel device ideal for patients who need extra pressure support or find it difficult to adjust to therapy on a fixed pressure continuous positive airway pressure device. Features built-in wireless connectivity and works seamlessly with ResMed’s AirView™ patient monitoring software.	December 2014

AirCurve 10 V Auto	An auto-adjusting bilevel device for patients who need greater pressure support to treat their obstructive sleep apnea. Features built-in wireless connectivity and works seamlessly with ResMed’s AirView™ patient monitoring software.	December 2014

AirCurve 10 ST	A bilevel device with backup rate that provides exceptional patient-ventilator synchrony, reducing the work of breathing so patients remain comfortable and well ventilated. Features built-in wireless connectivity and works seamlessly with ResMed’s AirView™ patient monitoring software.	December 2014

AirCurve 10 CS	An adaptive servo-ventilator specifically designed to treat patients exhibiting central sleep apnea (CSA), mixed sleep apnea and periodic breathing, with or without obstructive sleep apnea. The device also features built-in wireless connectivity. Features built-in wireless connectivity and works seamlessly with ResMed’s AirView™ patient monitoring software.	December 2014

AUTOMATIC POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 Escape Auto	The S9 Escape Auto is the Standard APAP device packaged in ResMed’s sleek, compact S9 Series. It features an intelligent algorithm with Easy-Breathe expiratory pressure relief (EPR) and delivers whisper-quiet therapy in a smooth waveform. The device also offers an optional integrated humidifier (H5i), Climate Control with the ClimateLine heated tube and the small, lightweight SlimLine tube.	September 2010

AirSense 10 Auto	A premium auto-adjusting therapy device featuring AutoRamp™ with sleep onset detection, expiratory pressure relief (EPR™) and Easy-Breathe technology. The device also features built-in wireless connectivity.	August 2014

VENTILATION PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Stellar 100 and 150	Pressure support ventilators for invasive and non-invasive purposes so it can be used from the hospital to the home.	March 2011

Astral	Pressure support and volume ventilator for invasive and non-invasive purposes so it can be used from the hospital to the home	May 2014

Lumis* 100 and 150	Pressure support noninvasive ventilators that support a variety of therapy modes, built-in wireless connectivity, integrated humidification and intuitive simplicity.	April 2015

* Sold outside United States only

Masks, Accessories, Motors and Diagnostic Products

Masks, accessories, motors and diagnostic products together accounted for approximately 42%, 46% and 46% of our net revenues in fiscal years 2015, 2014, and 2013, respectively.

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

Accessories and Other Products

To assist those professionals diagnosing or managing the treatment of patients there are data communications and control products such as EasyCare, ResLink, ResControl, ResControl II, TxControl, ResScan and ResTraxx modules that facilitate the transfer of data and other information to and from the flow generators. To enhance patient comfort, convenience and compliance, we market a variety of other products and accessories. These products include humidifiers, helping to prevent the drying of nasal passages that can cause discomfort, carry bags and breathing circuits. With the introduction of our latest generation of flow generators, we are expanding our use of cloud-based patient management and engagement platforms such as AirView and myAir enabling remote monitoring, over-the-air trouble shooting and changing of device settings.

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

S9 Embletta Adapter	The S9 Embletta Adapter provides a connection between an S9 device and an Embletta Portable Diagnostic System	November 2010

ResScan v3.14	An easy and flexible patient monitoring system providing therapy insights. This version included support for S9 bilevel and cross-patient first 30 days compliance reporting.	April 2011

ResTraxx v17.1	ResMed’s web-based compliance monitoring system which introduced several new features to ResTraxx Online reports and enhanced support for S9 VPAP devices.	April 2011

ResTraxx v 18.3	ResMed’s web-based compliance monitoring system introducing EasyCare Card – online compliance reporting direct from device SD card to ResTraxx Online	November 2011

ResScan V3.16	ResMed’s easy and flexible patient monitoring system providing therapy insights and supporting VS and Elise ventilation products (Europe)	November 2011

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

EasyCare	ResMed’s new compliance management solution offers both wireless and card-to-cloud functionality, providing access to patient data anywhere with an internet connection. Intuitive user interface, easy to understand reports and automated compliance notification.	April 2012

U-Sleep	A flexible compliance solution that monitors CPAP device usage and helps HMEs manage their patients during their initial acclimatization and ongoing therapy.	August 2012

AirView	AirView is a seamless, cloud-based system enabling remote monitoring and changing of patients’ device settings. AirView also makes it easier to simplify workflows and collaborate more efficiently across the patient’s care network.	August 2014

myAir	A personalized therapy management application for patients with sleep-disordered breathing providing support, education and troubleshooting tools for increased patient engagement and improved compliance.	October 2014

S+	A personalized sleep solution that uses patented bio-motion sensors, designed to measure an individual’s sleep stages and environment, and deliver personalized feedback that helps improve sleep.	October 2014

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

In fiscal years 2015, 2014, and 2013 we invested $114.9 million, $118.2 million and $120.1 million, respectively, on research and development.

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

North America and Latin America.    Our products are typically purchased by a home healthcare dealer who then sells the products to the patient. The decision to purchase our products, as opposed to those of our competitors, is made or influenced by one or more of the following individuals or organizations: the prescribing physician and his or her staff; the home healthcare dealer; the insurer and the patient. In North and Latin America, our sales and marketing activities are conducted through a field sales organization made up of regional territory representatives, program development specialists and regional sales directors. Our field sales organization markets and sells products to home healthcare dealer branch locations throughout North and Latin America.

We also market our products directly to physicians and sleep clinics. Patients who are diagnosed with OSA or another respiratory condition and prescribed our products are typically referred by the diagnosing physician or sleep clinic to a home healthcare dealer to fill the prescription. The home healthcare dealer, in consultation with the referring physician, will assist the patient in selecting the equipment, fit the patient with the appropriate mask and set the flow generator pressure to the prescribed level.

Sales in North and Latin America accounted for 57%, 54% and 56% of our net revenues for fiscal years 2015, 2014, and 2013, respectively.

Europe.    We market our products in most major European countries. We have wholly-owned subsidiaries in Austria, Czech Republic, Finland, France, Germany, Ireland, Netherlands, Norway, Poland, Sweden, Switzerland and the United Kingdom. We use independent distributors to sell our products in other areas of Europe. Distributors are selected in each country based on their knowledge of respiratory medicine and a commitment to SDB therapy. In each country in which we sell our products direct, a local senior manager is responsible for direct national sales. In many countries in Europe, we sell our products to home healthcare dealers who then sell the products to the patients. In Germany, we also operate a home healthcare company, in which we provide products and services directly to patients, and receive reimbursement directly from third-party payors.

Sales in Europe accounted for 32%, 36% and 33% of our total net revenues for fiscal years 2015, 2014, and 2013, respectively.

Asia Pacific.    We have wholly-owned subsidiaries in Australia, China, Hong Kong, India, Japan, Korea, New Zealand, and Taiwan. We use a combination of our direct sales force and independent distributors to sell our products in Asia Pacific. In Australia and New Zealand, we operate a home healthcare business and sell our products and services directly to patients. Sales in Asia Pacific accounted for 11%, 10% and 11% of our total net revenues for the fiscal years 2015, 2014, and 2013, respectively.

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

The second horizon includes the use of our devices for the treatment of respiratory failure both in the hospital and the home. An area of growth is expected to be in the treatment of chronic obstructive pulmonary disease, or COPD, which is an increasingly common chronic disease. Some patients with advanced COPD may benefit from the use of ventilation at night, but until recently only a small number of COPD patients were treated using ventilation on a long term basis. A study published in 2014 has demonstrated a reduction in mortality and an improvement in quality of life and exercise capacity in COPD patients with stable but severe disease using non-invasive ventilation or NIV, nightly for 6 months. The findings from this study and our associated marketing activities may result in an increase in the size of the homecare market for NIV. Additionally, the use of NIV is becoming routine in most acute care hospitals, as guidelines stipulate its use in acute exacerbations and familiarity with the techniques involved increases. The second horizon also includes several initiatives to expand our presence in high growth and emerging markets including China, India and Brazil.

The focus of the third horizon is the cardiology market and respiratory monitoring solutions for heart failure and COPD. There is a growing body of literature documenting the association and interactions between a number of cardiac diseases and SDB. OSA is the most common secondary cause of hypertension and is prevalent in hypertensive populations, particularly those resistant to therapy. Treatment with CPAP tends to lower blood pressure. OSA is prevalent in those with atrial fibrillation and may trigger episodes of fibrillation. Treatment with CPAP appears to improve outcomes. OSA is also known to be a strong risk factor for the development of acute coronary disease and cardiovascular disease in general. Heart failure is also commonly associated with both OSA and CSA, and both forms of SDB are risk factors for poor outcomes. We are undertaking several clinical trials in cardiology to strengthen the knowledge base on the effects of SDB therapy on outcomes. In addition to clinical trials we pursue suitable opportunities with professional and healthcare associations to raise awareness of the importance of SDB in cardiology patients.

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

Details of our main manufacturing facilities are:

Location	Ownership Status (Owned / Leased)	Square footage	Primary Usage
Norwest, Sydney, Australia	Owned	155,000	Primary manufacturing site – full product range
Singapore, Singapore	Leased	95,000	Primary manufacturing site – full product range
Chatsworth, California	Leased	72,000	Manufacturing facility for motor manufacturing
Paris, France	Leased	43,000	Manufacturing facility for mechanical ventilators and accessories
Freudenstadt, Germany	Owned	43,000	Manufacturing facility for medical humidification products
Johor Bahru, Malaysia	Leased	46,000	Manufacturing facility for headgear and accessories.

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

Beginning in 2005, the MMA established a Medicare competitive acquisition program for HME and imposed quality standards and accreditation requirements for HME suppliers. Effective 2011, the Centers for Medicare & Medicaid Services (CMS) implemented the first round of competitive bidding in 9 competitive bidding areas, or CBAs, and included home medical equipment that we manufacture and develop, specifically, CPAP and respiratory assist devices, and related supplies and accessories. The average reduction from current Medicare payment rates in the first round of competitive bidding implemented was approximately 32% overall and 34% for CPAP and respiratory devices. In 2013, CMS announced the single payment amounts for the second round, which covered a total of 91 CBAs. For CPAP and respiratory devices, the average reduction from current Medicare payment rates in the second round was approximately 47% on a weighted average basis. CMS is required by law to recompete these contracts at least once every three years. In addition, CMS has announced it will use single payment amounts established by competitive bidding to set payment rates in areas not subject to competitive bidding. New rates will be phased in beginning January 1, 2016, and fully effective July 1, 2016.

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

Through our various subsidiaries, as of the date of this annual report, we own or have licensed rights to approximately 958 issued United States patents (including approximately 380 design patents) and approximately 1,737 issued foreign patents. In addition, there are approximately 458 pending United States patent applications (including approximately 54 design patent applications), approximately 1,003 pending foreign patent applications, approximately 1,180 registered foreign designs and 146 pending foreign designs. Some of these patents, patent applications and designs relate to significant aspects and features of our products.

Of our patents, 168 United States patents and 395 foreign patents are due to expire in the next five years. There are 15 foreign patents due to expire in 2016, 28 in 2017, 109 in 2018, 61 in 2019, and 182 in 2020. There are 5 United States patents due to expire in 2016, 22 United States patents in 2017, 53 United States patents in 2018, 17 United States patents in 2019, and 71 United States patents in 2020. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

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

Also, many states and countries outside the U.S. have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.

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

Employees

As of June 30, 2015, we had approximately 4,340 employees or full-time consultants, of which approximately 1,660 were employed in warehousing and manufacturing, 570 in research and development and 2,110 in sales, marketing and administration. Of our employees and consultants, approximately 1,360 were located in Australia, 890 in North and Latin America, 1,330 in Europe and 760 in Asia.

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

We are subject to various risks relating to international activities that could affect our overall profitability.    We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets. Sales outside North and Latin America accounted for approximately 43% and 46% of our net revenues in the years ended June 30, 2015 and 2014, respectively. We expect that sales within these areas will account for approximately 45% of our net revenues in the foreseeable future. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:

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

Our products are the subject of clinical trials conducted by us, our competitors, or other third parties, the results of which may be unfavorable, or perceived as unfavorable, and could have a material adverse effect on our business, financial condition, and results of operations.    As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors, or by third parties, or the market’s or regulatory bodies’ perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate, and our business, financial condition, and results of operations.

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

Our results of operations may be materially affected by global economic conditions generally, including conditions in the financial markets.    Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, and the ability of sovereign nations to pay their debts have contributed to increased volatility and diminished expectations for the economy and the financial markets going forward. These factors, combined with volatile commodity prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown. It is difficult to predict how long the current economic conditions will continue and whether the economic conditions will continue to deteriorate. If the economic climate in the United States or outside the United States continues to deteriorate or there is a shift in government spending priorities, customers or potential customers could reduce or delay their purchases, which could impact our revenue, our ability to manage inventory levels, collect customer receivables, and ultimately decrease our profitability.

ITEM 1B	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2015 that remain unresolved.

ITEM 2	PROPERTIES

We conduct our operations in both owned and leased properties. Our principal executive offices and U.S. sales facilities, consisting of approximately 230,000 square feet, are located on Spectrum Center Boulevard in San Diego, California, in a building we own. We have our research and development and office facilities and manufacturing facilities at our owned site in Norwest, Sydney, Australia. Warehousing and distribution facilities are leased in Atlanta, Georgia, and Moreno Valley, California, U.S.A.; Abingdon, England; Munich, Bremen, Hochstadt, Germany; Lyon, Paris, France; Basel, Switzerland; Stockholm, Sweden; Helsinki, Finland; Oslo, Norway; New Delhi, India; Tokyo, Japan and Dublin, Ireland, Beijing, China; the Czech Republic and Poland.

We believe that our facilities are adequate to meet the needs of our current business operations. At June 30, 2015, our principal owned and leased properties were as follows:

Location	Ownership Status (Owned / Leased)	Square footage	Primary Usage
San Diego, California	Owned	230,000	Corporate headquarters, sales and administration
Norwest, Sydney, Australia	Owned	224,000	Manufacturing, engineering, research and development
Chatsworth, California	Leased	72,000	Motor manufacturing, engineering, research and development
Atlanta, Georgia	Leased	470,000	Warehouse and distribution
Moreno Valley, California	Leased	130,000	Warehouse and distribution
Singapore, Singapore	Leased	95,000	Manufacturing facility
Munich, Germany	Leased	119,000	Sales and distribution, research and development
Lyon, France	Leased	52,000	Sales and distribution
Paris, France	Leased	43,000	Manufacturing facility, field service
Freudenstadt, Germany	Owned	43,000	Manufacturing facility
Johor Bahru, Malaysia	Leased	46,000	Manufacturing facility

ITEM 3	LEGAL PROCEEDINGS

We are involved in various legal proceedings and claims. Litigation is inherently uncertain. Accordingly, we cannot predict the outcome of these matters. But we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.

In 2013, we filed actions in the U.S. and Germany against Chinese manufacturer BMC Medical Co., Ltd and its U.S. distributor, 3B Medical, Inc. to stop the infringement of several ResMed patents. The

U.S. International Trade Commission initiated an investigation, and in December 2014, ruled that certain of BMC’s masks infringed ResMed’s patents and should be excluded from importation or sale in the US. BMC subsequently notified the Commission that it discontinued US sales of the mask products affected by the Commission’s order. The International Trade Commission also ruled that the claims of the patent against BMC’s humidifier patent were anticipated by prior art, invalidated those claims, and declined to exclude BMC’s humidifier products from importation or sale. Each party has appealed the International Trade Commission’s ruling. A companion case in the United States District Court for the Southern District of California remains stayed pending those appeals. In 2013, we obtained preliminary injunctions prohibiting BMC from marketing and selling certain flow generators and mask assemblies accused of patent infringement in Germany. The preliminary injunction against BMC’s mask assemblies remains in effect, but in November 2014 the court dissolved the preliminary injunction against the sale of BMC’s flow generators, and the court’s action dissolving that preliminary injunction was affirmed on appeal. ResMed continues to pursue the underlying German patent infringement action against BMCs flow generators and mask assemblies.

In 2015, BMC’s U.S. distributor, 3B Medical, Inc., filed suit in the United States District Court for the Middle District of Florida against ResMed Inc. and ResMed Corp. for alleged federal and state antitrust violations. Specifically, 3B Medical alleges that in addition to enforcing its patents, ResMed has entered into exclusive dealing arrangements with customers, tied sales of masks to sales of flow generators, and spread false information that 3B would go out of business due to ResMed’s patent infringement action. 3B Medical seeks damages and an injunction. ResMed Inc. has been dismissed from the case, and ResMed Corp. has denied the allegations.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RMD”. The following table sets forth for the fiscal periods indicated the high and low closing prices for the common stock as reported by the NYSE.

	2015		2014
	High	Low	High	Low

Quarter One, Ended September 30	$53.35	$48.65	$54.36	$43.26
Quarter Two, Ended December 31	57.39	46.25	57.11	45.36
Quarter Three, Ended March 31	72.44	56.65	47.82	42.03
Quarter Four, Ended June 30	74.82	55.44	53.76	44.43

At July 28, 2015, there were 26 holders of record of our common stock, although many of these holders of record own shares as nominees on behalf of other beneficial owners. During fiscal years 2015 and 2014, we paid dividends totaling $157.3 million and $141.5 million, respectively. On July 30, 2015, we announced an increase in the quarterly dividend from $0.28 per share to $0.30 per share. We pay the dividend in U.S. currency to holders of our common stock trading on the NYSE. Holders of CDIs trading on the ASX will receive an equivalent amount in Australian currency based on the exchange rate on the record date and reflecting the 10:1 ratio between CDIs and NYSE shares. We expect the dividend will continue to be unfranked for Australian tax purposes. We expect to fund our dividend commitments with our operating cash flows and existing loan facilities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this Report.

Purchases of Equity Securities

The following table summarizes purchases by us of our common stock during the fiscal year ending June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased(1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)
July 1 - 31, 2014	182,579	$49.50	36,625,074	18,090,939
August 1 - 31, 2014	257,986	51.65	36,883,060	17,832,953
September 1 - 30, 2014	394,922	51.93	37,277,982	17,438,031
October 1 - 31, 2014	416,982	48.16	37,694,964	17,021,049
November 1 - 30, 2014	75,000	53.40	37,769,964	16,946,049
December 1 - 31, 2014	175,000	53.93	37,944,964	16,771,049
January 1 - 31, 2015	0	-	37,944,964	16,771,049
February 1 - 28, 2015	92,500	65.03	38,037,464	16,678,549
March 1 - 31, 2015	207,500	68.91	38,244,964	16,471,049
April 1 - 30, 2015	165,000	64.45	38,409,964	16,306,049
May 1 - 31, 2015	438,571	58.15	38,848,535	15,867,478
June 1 - 30, 2015	337,699	58.62	39,186,234	15,529,779
Total	2,743,739	$55.63	39,186,234	15,529,779

1. On February 21, 2014, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since the inception of the share buyback programs, we have repurchased 39.2 million shares at a total cost of $1.4 billion.

PERFORMANCE GRAPH

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholders return on our common stock from June 30, 2010 through June 30, 2015, with the comparable cumulative return of the S&P 500 index, the S&P 500 Health Care index, and the Dow Jones US Medical Devices index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2010. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2010, for the indicated periods.

Index	June 2010	June 2011	June 2012	June 2013	June 2014	June 2015

ResMed Inc	100	102	103	150	170	191
S&P 500	100	128	132	156	190	200
S&P 500 Health Care	100	126	135	169	216	263
Dow Jones US Medical Devices	100	126	124	149	194	229

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2015. The data set forth below should be read in conjunction with Item 7 of Part II of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 of Part II of this annual report, “Consolidated Financial Statements and Supplementary Data”, and related Notes included elsewhere in this annual report. The consolidated statement of income data for the years ended June 30, 2015, 2014 and 2013 and the consolidated balance sheet data as of June 30, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statement of income data for the years ended June 30, 2012 and 2011 and the consolidated balance sheet data as of June 30, 2013, 2012 and 2011 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

Consolidated Statement of Income Data	Years Ended June 30,
(In thousands, except per share data):	2015	2014	2013	2012	2011
Net revenues	$1,678,912	$1,554,973	$1,514,457	$1,368,515	$1,243,148
Cost of sales (excluding amortization of acquired intangible assets)	667,516	565,187	573,800	547,780	501,822
Gross profit	1,011,396	989,786	940,657	820,735	741,326
Selling, general and administrative expenses	478,627	450,414	430,802	402,621	372,249
Research and development expenses	114,865	118,226	120,124	109,733	92,007
Restructuring expenses	-	6,326	-	-	-
Education, research and settlement charge	-	-	24,765	-	-
Amortization of acquired intangible assets	8,668	9,733	10,142	13,974	10,146
Total operating expenses	602,160	584,699	585,833	526,328	474,402
Income from operations	409,236	405,087	354,824	294,407	266,924
Other income:
Interest income, net	20,430	25,107	32,486	29,080	26,043
Other, net	6,250	884	(2,191)	8,458	10,740
Total other income, net	26,680	25,991	30,295	37,538	36,783
Income before income taxes	435,916	431,078	385,119	331,945	303,707
Income taxes	83,030	85,805	77,986	77,095	76,721
Net income	$352,886	$345,273	$307,133	$254,850	$226,986
Basic earnings per share	$2.51	$2.44	$2.15	$1.75	$1.49
Diluted earnings per share	$2.47	$2.39	$2.10	$1.71	$1.44
Dividends per share	$1.12	$1.00	$0.68	$-	$-
Weighted average:
Basic shares outstanding	140,468	141,474	142,954	145,901	152,471
Diluted shares outstanding	142,687	144,359	146,410	149,316	157,195

Consolidated Balance Sheet Data	As of June 30,
(In thousands):	2015	2014	2013	2012	2011
Working capital	$1,176,923	$1,286,651	$874,800	$1,108,299	$1,083,612
Total assets	2,184,260	2,360,962	2,210,721	2,137,869	2,068,922
Long-term debt, less current maturities	300,594	300,770	769	250,783	100,000
Total stockholders’ equity	$1,587,307	$1,758,248	$1,610,516	$1,607,627	$1,730,737

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2015, we invested approximately $114.9 million on research and development activities, which represents approximately 7% of net revenues. Since the development of CPAP, we have developed a number of innovative products for the treatment of SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. During fiscal year 2015, we released significant new products across our flow generator categories, including the AirSenseTM 10, AirCurveTM 10, AirViewTM and Lumis as well as the AirViewTM, our cloud-based remote monitoring and therapy management system. The release of these products as well as the release of AirFit™ P10, AirFit™ N10 and AirFit™F10 masks and the Astral™, in fiscal 2014, and a robust product pipeline, will continue to provide us with a strong platform for future growth.

Net revenue in fiscal year 2015 increased to $1,678.9 million, an increase of 8% compared to fiscal year 2014. Gross profit increased for the year ended June 30, 2015 to $1,011.4 million, from $989.8 million for the year ended June 30, 2014, an increase of $21.6 million or 2%. Our net income for the year ended June 30, 2015 was $352.9 million or $2.47 per diluted share compared to net income of $345.3 million or $2.39 per diluted share for the year ended June 30, 2014.

Total operating cash flow for fiscal year 2015 was $383.2 million and at June 30, 2015, our cash and cash equivalents totaled $717.2 million. At June 30, 2015, our total assets were $2.2 billion and our stockholders’ equity was $1.6 billion. During fiscal year 2015, we repurchased 2.7 million shares at a cost of $152.6 million under our share repurchase program, compared to 4.4 million shares at a cost of $208.1 million during fiscal year 2014. We paid a quarterly dividend of $0.28 per share during fiscal 2015 with a total amount of $157.3 million paid to stockholders.

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

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014

Net Revenues.    Net revenue increased for the year ended June 30, 2015 to $1,678.9 million from $1,555.0 million for the year ended June 30, 2014, an increase of $123.9 million or 8% (a 13% increase on a constant currency basis). The increase in net revenue was attributable to an increase in unit sales of our flow generators, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $74.5 million for the year ended June 30, 2015.

Net revenue in North and Latin America increased for the year ended June 30, 2015 to $962.7 million from $839.1 million for the year ended June 30, 2014, an increase of $123.6 million or 15%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories, partially offset by a decline in average selling prices.

Net revenue in markets outside North and Latin America increased for the year ended June 30, 2015 to $716.2 million from $715.8 million for the year ended June 30, 2014, an increase of $0.4 million or 0% (a 10% increase on a constant currency basis). The constant currency increase in sales outside North and Latin America predominantly reflects an increase in unit sales of our flow generators, masks and accessories, partially offset by a decline in average selling prices.

Net revenue from flow generators for the year ended June 30, 2015 totaled $975.9 million from $846.7 million for the year ended June 30, 2014, an increase of 15%, including an increase of 33% in North and Latin America and an increase of 2% outside North and Latin America (a 12% increase on a constant currency basis). Net revenue from masks and other accessories for the year ended June 30, 2015 totaled $703.0 million from $708.3 million for the year ended June 30, 2014, a decrease of 1%, including an increase of 1% in North and Latin America and a decrease of 4% outside North and Latin America (a 6% increase on a constant currency basis). Excluding the impact of foreign currency movements, flow generator sales for the year ended June 30, 2015 increased by 21%, and masks and accessories sales increased by 3%, compared to the year ended June 30, 2014.

The following table summarizes the percentage movements in our net revenue for the year ended June 30, 2015 compared to the year ended June 30, 2014:

	North and Latin America	International	Total	International (Constant Currency)*	Total (Constant Currency)*
Flow generators	33%	2%	15%	12%	21%
Masks and other accessories	1%	-4%	-1%	6%	3%
Total	15%	0%	8%	10%	13%

* Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit.    Gross profit increased for the year ended June 30, 2015 to $1,011.4 million from $989.8 million for the year ended June 30, 2014, an increase of $21.6 million or 2%. Gross profit as a percentage of net revenue was 60.2% for the year ended June 30, 2015, compared with the 63.7% for the year ended June 30, 2014. The decline in gross margins was primarily due to declines in our average selling prices, an unfavorable product mix as sales of our lower margin products represented a higher proportion of our sales, an unfavorable impact from exchange rate movements as a result of the decline in the Euro currency relative to U.S. dollar, and an unfavorable geographic mix.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2015 to $478.6 million from $450.4 million for the year ended June 30, 2014, an increase of $28.2 million or 5%. The selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $29.6 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the year ended June 30, 2015 increased by 13% compared to the year ended June 30, 2014. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2015 was 28.5%, compared to 29.0% for the year ended June 30, 2014.

The increase in selling, general and administrative expenses was primarily due to additional personnel to support our commercial activities, higher marketing expenditure associated with our recent product releases, an increase in our variable employee compensation costs, the impact of recent acquisitions, donations to the University of California – San Diego and ResMed Foundation, and the release of contingent consideration in the prior year.

Research and Development Expenses.    Research and development expenses decreased for the year ended June 30, 2015 to $114.9 million from $118.2 million for the year ended June 30, 2014, a decrease of $3.4 million or 3%. The research and development expenses were favorably impacted by the depreciation of the Australian dollar against the U.S. dollar, which decreased our expenses by approximately $11.0 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses for the year ended June 30, 2015 increased by 6% compared to the year ended June 30, 2014. As a percentage of net revenue, research and development expenses were 6.8% for the year ended June 30, 2015 compared to 7.6% for the year ended June 30, 2014.

The increase in research and development expenses in constant currency terms was primarily due to an increase in the number of research and development personnel and an increase in materials and tooling costs incurred to facilitate development of new products.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2015 totaled $8.7 million compared to $9.7 million for the year ended June 30, 2014. The reduction in amortization expense was mainly attributable to certain acquired intangibles reaching the end of their useful life and therefore being fully amortized.

Total other income, net.    Total other income, net for the year ended June 30, 2015 was $26.7 million, compared with $26.0 million for the year ended June 30, 2014. The increase in total other income, net, was due primarily due to gains on foreign currency transactions, partially offset by lower interest income resulting from lower interest rates on cash balances held and the depreciation of the Australian dollar against the U.S. dollar.

Income Taxes.    Our effective income tax rate decreased to 19.0% for the year ended June 30, 2015 from 19.9% for the year ended June 30, 2014. Our effective income tax rate is affected by the geographic mix of our taxable income, including lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs which will expire in whole or in part at various dates through June 30, 2020. As of June 30, 2015, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend for these earnings to be permanently reinvested outside the United States.

Net Income and Earnings per Share.    As a result of the factors above, our net income for the year ended June 30, 2015 was $352.9 million compared to net income of $345.3 million for the year ended June 30, 2014, an increase of 2% over the year ended June 30, 2014. As a result of the increase in our net income and lower share count due to our stock repurchases, our earnings per share for the year ended June 30, 2015 was $2.47 per diluted share compared to $2.39 per diluted share for the year ended June 30, 2014, an increase of 3% over the year ended June 30, 2014.

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

Net revenue in North and Latin America decreased for the year ended June 30, 2014 to $839.1 million from $851.6 million for the year ended June 30, 2013, a decrease of $12.5 million or 1%. The decrease in net revenue was primarily attributable to increased competitor activity and a decline in average selling prices, partially offset by an increase in unit sales of our flow generators, masks and accessories.

Net revenue in markets outside North and Latin America increased for the year ended June 30, 2014 to $715.8 million from $662.8 million for the year ended June 30, 2013, an increase of $53.0 million or 8%. Movements in international currencies against the U.S. dollar favorably impacted international revenues by approximately $17.0 million during the year ended June 30, 2014. Excluding the impact of foreign currency movements, international sales for the year ended June 30, 2014 increased by 5%, compared to the year ended June 30, 2013. The increase in sales outside North and Latin America predominantly reflected an increase in unit sales of our flow generators, masks and accessories.

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

Gross Profit.    Gross profit increased for the year ended June 30, 2014 to $989.8 million from $940.7 million for the year ended June 30, 2013, an increase of $49.1 million or 5%. Gross profit as a percentage of net revenue was 63.7% for the year ended June 30, 2014, compared with 62.1% for the year ended June 30, 2013. The improvement in gross margins was primarily due to cost savings attributable to manufacturing and supply chain improvements, favorable change in product mix as sales of our higher margin products represented a higher proportion of our sales, positive foreign currency impact due to the depreciation of the Australian dollar against the U.S. dollar and Euro, and a favorable geographic mix of sales, partially offset by declines in our average selling prices.

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

Income Taxes.    Our effective income tax rate was 19.9% for the year ended June 30, 2014 compared to 20.2% for the year ended June 30, 2013. Our effective income tax rate is affected by the geographic mix of our taxable income, including lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs which will expire in whole or in part at various dates through June 30, 2020. As of June 30, 2014, we had not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend these earnings to be permanently reinvested outside the United States.

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

Liquidity and Capital Resources

As of June 30, 2015 and June 30, 2014, we had cash and cash equivalents of $717.2 million and $905.7 million, respectively. Working capital was $1.2 billion and $1.3 billion, at June 30, 2015 and June 30, 2014, respectively.

As of June 30, 2015 and June 30, 2014, our cash and cash equivalent balances held within the United States amounted to $32.0 million and $29.0 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2015 and June 30, 2014, of $685.2 million and $876.7 million, respectively, were held by our non-U.S. subsidiaries, indefinitely invested outside the United States. Our cash and cash equivalent balances are held at highly rated financial institutions.

As of June 30, 2015, the cumulative amount of undistributed earnings from our foreign subsidiaries was approximately $1.4 billion, and those undistributed earnings are considered permanently reinvested. We intend to reinvest the cash and cash equivalents of those entities whose undistributed earnings are permanently reinvested in our international operations. We reassess our reinvestment assertions each reporting period and currently believe that we have sufficient sources of liquidity to support our assertion that the undistributed earnings held by foreign subsidiaries may be considered to be reinvested permanently. If these earnings had not been permanently reinvested, deferred taxes of approximately $364 million would have been recognized in our consolidated financial statements.

We repatriated $130 million and $191 million to the U.S. in fiscal years 2015 and 2014, respectively, from earnings generated in each of those years. The amount of the current year foreign earnings that we have repatriated to the U.S. in the past has been determined, and the amount that we expect to repatriate during fiscal year 2016 will be determined, based on a variety of factors, including current year earnings of our foreign subsidiaries, foreign investment needs and the cash flow needs we have in the U.S., such as for the repayment of debt, dividend distributions, and other domestic obligations. The majority of our repatriation of foreign subsidiaries’ earnings to the U.S. has historically occurred at year-end, although we may repatriate funds earlier in the year based on our business needs. When we repatriate funds to the U.S., we are required to pay taxes in the U.S. on these amounts based on applicable U.S. tax rates, net of any foreign tax that would be allowed to be deducted or taken as a credit against U.S. income tax. We paid $17.1 million and $10.7 million in additional U.S. federal income taxes in fiscal years 2015 and 2014, respectively, as a result of repatriation of foreign earnings generated in those years.

Inventories at June 30, 2015 increased by $81.4 million or 49% to $246.9 million compared to June 30, 2014 inventories of $165.4 million. The increase in inventories was due mainly to new product introductions and an increase in inventories held to support the increase in unit sales.

Accounts receivable, net of allowance for doubtful accounts, at June 30, 2015 were $362.6 million, an increase of $3.0 million or 1% over the June 30, 2014 accounts receivable balance of $359.6 million. Accounts receivable days sales outstanding of 69 days at June 30, 2015 decreased by 7 days compared to 76 days at June 30, 2014. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2015 and 2014 was 3.3% and 3.0%, respectively. The credit quality of our customers remains broadly consistent with our past experience.

During the year ended June 30, 2015, we generated cash of $383.2 million from operations. This was slightly lower than the cash generated from operations for the year ended June 30, 2014 of $391.3 million, which was primarily the result of the increase in our inventory balance. Movements in foreign currency exchange rates during the year ended June 30, 2015 had the effect of decreasing our cash and cash equivalents by $172.8 million, as reported in U.S. dollars. During fiscal years 2015 and 2014, we repurchased 2.7 million and 4.4 million shares at a cost of $152.6 million and $208.1 million, respectively. During fiscal years 2015 and 2014, we also paid dividends totaling $157.3 million and $141.5 million, respectively.

Details of contractual obligations at June 30, 2015 are as follows:

		Payments Due by Fiscal Year
In $000’s	Total	2016	2017	2018	2019	2020	Thereafter
Long Term Debt	$300,594	$-	$-	$-	$300,000	$-	$594
Interest on Long Term Debt	14,066	4,199	4,199	4,199	1,419	29	21
Operating Leases	59,737	16,915	12,910	8,453	5,349	3,817	12,293
Purchase Obligations	134,140	133,984	156	-	-	-	-
Total	$508,537	$155,098	$17,265	$12,652	$306,768	$3,846	$12,908

Details of other commercial commitments at June 30, 2015 are as follows:

		Amount of Commitment Expiration Per Fiscal Year
In $000’s	Total	2016	2017	2018	2019	2020	Thereafter
Standby Letter of Credit	$7,713	$-	$-	$6,942	$-	$-	$771
Guarantees*	$9,122	$179	$127	$-	$2	$68	$8,746
Total	$16,835	$179	$127	$6,942	$2	$68	$9,517

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At June 30, 2015, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

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

At June 30, 2015, we were in compliance with our debt covenants and there was $300.0 million outstanding under the credit agreement.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Tax Expense

Our income tax rate is governed by the laws of the regions in which our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal years 2015, 2014, and 2013. During fiscal years 2015, 2014, and 2013, our consolidated effective tax rate has fluctuated between approximately 19% and approximately 20%. These fluctuations have resulted from, and future effective tax rates will depend on, numerous factors, including the amount of research and development expenditures for which an additional Australian tax credit is available, the level of foreign earnings repatriated to the U.S., the geographic mix of taxable income and other tax credits or benefits available to us under applicable tax laws, including the lower statutory tax rates and other incentives associated with our Singapore and Malaysia manufacturing operations.

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2015 using a quantitative assessment. The results of our annual review indicated that no impaired goodwill exists as the fair value for each reporting unit significantly exceeded its carrying value.

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

For multiple-element arrangements, we allocate arrangement consideration to the deliverables by use of the relative selling price method. The selling price used for each deliverable is based on vendor–specific objective evidence.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2015 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Singapore Dollar (SGD)	Canadian Dollar (CAD)	Swiss Franc (CHF)	Malaysian Ringgit (MYR)
AUD Functional:
Assets	-	257,678	171,595	(675)	1	-	2,229
Liability	-	(26,755)	(54,799)	(88)	-	(1,071)	-

Foreign Currency Hedges	-	(220,000)	(133,788)	-	-	-	-

Net Total	-	10,923	(16,992)	(763)	1	(1,071)	2,229
USD Functional:
Assets	-	-	-	-	15,307	-	-
Liability	(2,001)	-	-	-	(1,042)	-	-

Foreign Currency Hedges	-	-	-	-	(9,609)	-	-

Net Total	(2,001)	-	-	-	4,656	-	-
EURO Functional:
Assets	8	284	-	-	-	4,398	-
Liability	-	(4,102)	-	-	-	(30)	-

Foreign Currency Hedges	-	-	-	-	-	-	-

Net Total	8	(3,818)	-	-	-	4,368	-
GBP Functional:
Assets	-	256	40,137	-	-	-	-
Liability	-	(248)	(38,138)	-	-	-	-

Foreign Currency Hedges	-	-	-	-	-	-	-

Net Total	-	8	1,999	-	-	-	-
SGD Functional :
Assets	910	178,150	56,330	-	-	-	-
Liability	(1,014)	(98,493)	(39,396)	-	-	-	-

Foreign Currency Hedges	-	(70,000)	(22,298)	-	-	-	-

Net Total	(104)	9,657	(5,364)	-	-	-	-

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at June 30, 2015. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts (in thousands, except exchange rates):

Foreign Exchange Contracts					Fair Value Assets / (Liabilities)
	FY 2016	FY 2017	FY 2018	Total	June 30, 2015	June 30, 2014
Receive AUD/Pay USD
Contract amount	220,000	-	-	220,000	(649)	328
Ave. contractual exchange rate	AUD 1 = USD 0.7709			AUD 1 = USD 0.7709
Receive AUD/Pay Euro
Contract amount	178,000	45,000	11,000	234,000	2,094	(2,574)
Ave. contractual exchange rate	AUD 1 = Euro 0.6965	AUD 1 = Euro 0.7200	AUD 1 = Euro 0.7100	AUD 1 = Euro 0. 7015
Receive SGD/Pay Euro
Contract amount	22,000	-	-	22,000	52	(90)
Ave. contractual exchange rate	SGD 1 = Euro 0. 6644			SGD 1 = Euro 0. 6644
Receive SGD/Pay USD
Contract amount	70,000	-	-	70,000	(276)	59
Ave. contractual exchange rate	SGD 1 = USD 0.7454			SGD 1 = USD 0.7454
Receive GBP/Pay AUD
Contract amount	13,000	-	-	13,000	(96)	18
Ave. contractual exchange rate	GBP 1 = AUD 0.4871			GBP 1 = AUD 0.4871
Receive EUR/Pay GBP
Contract amount	5,000	-	-	5,000	(26)	(11)
Ave. contractual exchange rate	EUR 1 = GBP 0.7134			EUR 1 = GBP 0.7134
Receive AUD/Pay CNY
Contract amount	3,000	-	-	3,000	(66)	-
Ave. contractual exchange rate	AUD 1 = CNY 4.8800			AUD 1 = CNY 4.8800
Receive USD/Pay CAD
Contract amount	10,000	-	-	10,000	5	-
Ave. contractual exchange rate	USD 1 = CAD 1.2482			USD 1 = CAD 1.2482

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2015, we maintained cash and cash equivalents of $717.2 million principally comprised of bank term deposits and at call accounts and are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2015, we had total long-term debt, including the current portion of those obligations, of $300.6 million of which, $300.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2015, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”

a)	Index to Consolidated Financial Statements

b)	Supplementary Data

Quarterly Financial Information (unaudited) – The quarterly results for the years ended June 30, 2015 and 2014 are summarized below (in thousands, except per share amounts):

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$380,399	$422,952	$422,497	$453,064	$1,678,912
Gross profit	237,313	263,222	251,431	259,430	1,011,396
Net income	83,260	91,181	90,983	87,462	352,886

Basic earnings per share	0.59	0.65	0.65	0.62	2.51
Diluted earnings per share	0.58	0.64	0.64	0.61	2.47
2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$357,662	$384,341	$397,758	$415,211	$1,554,973
Gross profit	227,982	248,759	251,788	261,258	989,786
Net income	80,930	86,636	89,969	87,738	345,273

Basic earnings per share	0.57	0.61	0.64	0.62	2.44
Diluted earnings per share	0.56	0.60	0.63	0.61	2.39

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of June 30, 2015.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the internal control over financial reporting of ResMed Inc. as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of ResMed Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the internal control over financial reporting of ResMed Inc. based on our audit.

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

In our opinion, ResMed Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2015, and the related financial statement schedule, and our report dated August 6, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP
San Diego, California
August 6, 2015

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 19, 2015, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2015.

We have filed as exhibits to this annual report on Form 10-K for the year ended June 30, 2015, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 19, 2015, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2015.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 19, 2015, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2015.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 19, 2015, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2015.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 19, 2015, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2015.

PART IV

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended.(16)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc.(13)

4.1	Form of certificate evidencing shares of Common Stock.(1)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended.(1)

10.2*	ResMed Inc. 2006 Incentive Award Plan.(6)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan.(3)

10.4*	2006 Grant agreement for Board of Directors.(3)

10.5*	2006 Grant agreement for Executive Officers.(5)

10.6*	2006 Grant agreement for Australian Executive Officers.(5)

10.7*	Form of Executive Agreement.(4)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008.(7)

10.9	Form of Indemnification Agreements for our directors and officers.(8)

10.10	Form of Access Agreement for directors.(8)

10.11*	Updated Form of Executive Agreement.(2)(12)

10.12	ResMed Inc. 2009 Incentive Award Plan.(9)

10.13	ResMed Inc. 2009 Employee Stock Purchase Plan.(9)

10.14	Amendment No. 1 to the ResMed Inc. 2009 Employee Stock Purchase Plan(14)

10.15	Form of Restricted Stock Award Agreement.(9)

10.16	ResMed Inc. Deferred Compensation Plan.(10)

10.17	Credit Agreement, dated as of October 31, 2013, among ResMed Inc., the lenders Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger.(17)

10.18	Unconditional Guaranty entered into as of October 31, 2013, by each of ResMed Corp. and ResMed Motor Technologies Inc., in favor of Union Bank, N.A., as administrative agent.(17)

10.19	Form of Restricted Stock Unit Award Agreement for Executive Officers.(11)

10.20	Form of Restricted Stock Unit Award Agreement for Directors.(11)

10.21	Form of Stock Option Grant for Executive Officers. (11)

10.22	Form of Stock Option Grant for Directors. (11)

10.23	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.(15)

21.1	Subsidiaries of the Registrant. (18)

23.1	Consent of Independent Registered Public Accounting Firm. (18)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (18)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (18)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

101

The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated and Statements of Cash Flows and (v) related notes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 6, 2015, expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of ResMed Inc.

/s/ KPMG LLP

San Diego, California

August 6, 2015

- F1 -

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2015 and 2014

(In thousands, except share and per share data)

	June 30, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$717,249	$905,730
Accounts receivable, net of allowance for doubtful accounts of $12,276 and $10,971 at June 30, 2015 and June 30, 2014, respectively	362,568	359,593
Inventories (note 5)	246,859	165,418
Deferred income taxes (note 14)	36,338	31,908
Prepaid expenses and other current assets	81,168	93,560

Total current assets	1,444,182	1,556,209
Non-current assets:

Property, plant and equipment, net (note 6)	387,758	434,277
Goodwill and other intangible assets, net (note 7)	311,403	334,510
Deferred income taxes (note 14)	12,528	18,755
Other assets	28,389	17,211

Total non-current assets	740,078	804,753

Total assets	$2,184,260	$2,360,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81,112	$85,405
Accrued expenses (note 9)	132,976	130,656
Deferred revenue	36,097	42,370
Income taxes payable	16,278	10,392
Deferred income taxes (note 14)	796	717
Current portion of long-term debt (note 11)	-	18

Total current liabilities	267,259	269,558
Non-current liabilities:
Deferred income taxes (note 14)	8,062	10,716
Deferred revenue	19,284	16,352
Long-term debt (note 11)	300,594	300,770
Income taxes payable	1,754	5,318

Total non-current liabilities	329,694	333,156

Total liabilities	596,953	602,714

Commitments and contingencies (notes 18 and 19)
Stockholders’ equity: (note 12)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 179,660,939 issued and 140,474,705 outstanding at June 30, 2015 and 176,747,039 issued and 140,304,544 outstanding at June 30, 2014	562	561
Additional paid-in capital	1,228,795	1,117,644
Retained earnings	1,976,020	1,780,396
Treasury stock, at cost, 39,186,234 shares at June 30, 2015, and 36,442,495 shares at June 30, 2014	(1,444,554)	(1,291,910)
Accumulated other comprehensive (loss) income	(173,516)	151,557

Total stockholders’ equity	1,587,307	1,758,248

Total liabilities and stockholders’ equity	$2,184,260	$2,360,962

See accompanying notes to consolidated financial statements.

- F2 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2015, 2014 and 2013

(In thousands, except per share data)

	June 30, 2015	June 30, 2014	June 30, 2013
Net revenue	$1,678,912	$1,554,973	$1,514,457
Cost of sales (excluding amortization of acquired intangible assets)	667,516	565,187	573,800

Gross profit	1,011,396	989,786	940,657

Operating expenses:
Selling, general and administrative	478,627	450,414	430,802
Research and development	114,865	118,226	120,124
Restructuring expenses (note 23)	-	6,326	-
Education, research and settlement charge (note 23)	-	-	24,765
Amortization of acquired intangible assets	8,668	9,733	10,142

Total operating expenses	602,160	584,699	585,833

Income from operations	409,236	405,087	354,824

Other income, net:
Interest income	26,208	31,236	38,873
Interest expense	(5,778)	(6,129)	(6,387)
Other, net (note 13)	6,250	884	(2,191)

Total other income, net	26,680	25,991	30,295

Income before income taxes	435,916	431,078	385,119
Income taxes (note 14)	83,030	85,805	77,986

Net income	$352,886	$345,273	$307,133

Basic earnings per share	$2.51	$2.44	$2.15
Diluted earnings per share (note 4)	$2.47	$2.39	$2.10
Dividend declared per share	$1.12	$1.00	$0.68
Basic shares outstanding (000’s)	140,468	141,474	142,954
Diluted shares outstanding (000’s)	142,687	144,359	146,410

See accompanying notes to consolidated financial statements.

- F3 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2015, 2014 and 2013

(In US$ thousands)

	Years Ended June 30,
	2015	2014	2013
Net income	$352,886	$345,273	$307,133
Other comprehensive (loss) income:
Foreign currency translation (loss) gain adjustments	(325,073)	59,469	(144,368)

Comprehensive income	$27,813	$404,742	$162,765

See accompanying notes to consolidated financial statements.

- F4 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2015, 2014 and 2013

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2012	169,753	$568	$899,717	(27,732)	$(895,826)	$1,366,712	$236,456	$1,607,627
Common stock issued on exercise of options (note 12)	3,433	14	65,635					65,649
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	529	2	(7,180)					(7,178)
Common stock issued on employee stock purchase plan (note 12)	324	1	10,451					10,452
Treasury stock purchases		(17)		(4,294)	(188,019)			(188,036)
Tax benefit from exercise of options			18,215					18,215
Stock-based compensation costs			38,226					38,226
Other comprehensive income							(144,368)	(144,368)
Net income						307,133		307,133
Dividends declared						(97,204)		(97,204)

Balance, June 30, 2013	174,039	$568	$1,025,064	(32,026)	$(1,083,845)	$1,576,641	$92,088	$1,610,516
Common stock issued on exercise of options (note 12)	1,681	7	31,157					31,164
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	713	3	(11,302)					(11,299)
Common stock issued on employee stock purchase plan (note 12)	314	1	13,052					13,053
Treasury stock purchases		(18)		(4,416)	(208,065)			(208,083)
Tax benefit from exercise of options			16,211					16,211
Stock-based compensation costs			43,462					43,462
Other comprehensive income							59,469	59,469
Net income						345,273		345,273
Dividends declared						(141,518)		(141,518)

Balance, June 30, 2014	176,747	$561	$1,117,644	(36,442)	$(1,291,910)	$1,780,396	$151,557	$1,758,248
Common stock issued on exercise of options (note 12)	1,954	8	36,565					36,573
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	651	3	(11,406)					(11,403)
Common stock issued on employee stock purchase plan (note 12)	309	1	13,412					13,413
Treasury stock purchases		(11)		(2,744)	(152,644)			(152,655)
Tax benefit from exercise of options			24,868					24,868
Stock-based compensation costs			47,712					47,712
Other comprehensive income							(325,073)	(325,073)
Net income						352,886		352,886
Dividends declared						(157,262)		(157,262)

Balance, June 30, 2015	179,661	$562	$1,228,795	(39,186)	$(1,444,554)	$1,976,020	$(173,516)	$1,587,307

See accompanying notes to consolidated financial statements.

- F5 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2015, 2014 and 2013

(In thousands)

	June 30, 2015	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net income	$352,886	$345,273	$307,133
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,056	73,454	78,280
Stock-based compensation costs	47,855	43,457	38,157
Impairment of cost-method investments	-	-	475
Changes in fair value of business combination contingent consideration	(132)	(6,283)	(1,827)
Gain on disposal of business	(709)	-	-
Excess tax benefit from stock-based compensation arrangements	(24,959)	(16,335)	(18,307)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(28,259)	(35,108)	(37,267)
Inventories, net	(99,524)	(15,851)	27,143
Prepaid expenses, net deferred income taxes and other current assets	(22,849)	5,814	(28,678)
Accounts payable, accrued expenses and other liabilities	85,815	(3,153)	37,714

Net cash provided by operating activities	383,180	391,268	402,823

Cash flows from investing activities:
Purchases of property, plant and equipment	(62,502)	(72,722)	(63,579)
Patent registration costs	(9,442)	(8,434)	(8,203)
Business acquisitions, net of cash acquired	(29,407)	(3,852)	(5,418)
Investments in cost-method investments	(10,750)	(10,850)	(2,225)
Proceeds from disposal of cost-method investments	937	-	-
Purchases of foreign currency contracts	(700)	(1,477)	(1,117)
(Payment)/proceeds on maturity of foreign currency contracts	(31,207)	2,348	2,542

Net cash used in investing activities	(143,071)	(94,987)	(78,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	38,806	33,354	69,239
Excess tax benefit from stock-based compensation arrangements	24,959	16,335	18,307
Purchases of treasury stock	(160,300)	(202,169)	(186,258)
Payment of business combination contingent consideration	(458)	(1,117)	(7,790)
Proceeds from borrowings, net of borrowing costs	180,000	557,834	150,000
Repayment of borrowings	(181,536)	(560,035)	(100,221)
Dividends paid	(157,262)	(141,518)	(97,204)

Net cash used in financing activities	(255,791)	(297,316)	(153,927)

Effect of exchange rate changes on cash	(172,799)	30,717	(104,389)

Net (decrease) increase in cash and cash equivalents	(188,481)	29,682	66,507
Cash and cash equivalents at beginning of period	905,730	876,048	809,541

Cash and cash equivalents at end of period	$717,249	$905,730	$876,048

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$48,533	$90,183	$85,724
Interest paid	$5,778	$6,129	$6,387

Fair value of assets acquired, excluding cash	$20,408	$2,257	$5,970
Liabilities assumed	(8,528)	(829)	(2,278)
Goodwill on acquisition	20,947	3,227	13,876
Deferred payments	(1,703)	(803)	-
Fair value of contingent consideration	(1,717)	-	(12,150)

Cash paid for acquisition	$29,407	$3,852	$5,418

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

For multiple-element arrangements, we allocate arrangement consideration to the deliverables by use of the relative selling price method. The selling price used for each deliverable is based on vendor–specific objective evidence.

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

Our cash and cash equivalents balance at June 30, 2015, include $402.4 million in cash which is subject to notice periods of up to 90 days. These cash balances earn interest rates above normal term deposit rates otherwise available and are held at highly rated financial institutions.

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

We record property, plant and equipment, including rental and demonstration equipment at cost. We compute depreciation expense using the straight-line method over the estimated useful lives of the assets. Useful lives are generally two to ten years except for buildings which are depreciated over an estimated useful life of 40 years and leasehold improvements, which we amortize over the lease term. We charge maintenance and repairs to expense as we incur them.

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2015 using a quantitative assessment. In conducting our review of goodwill impairment, we identified 8 reporting units, being components of our operating segment. The fair value for each reporting unit was determined based on estimated discounted cash flows. Our goodwill impairment review involved a two-step process as follows:

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

We recognized no impairment charges in relation to long-lived assets during fiscal years ended June 30, 2015, 2014 and 2013.

(o)	Contingencies

We record a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any

- F10 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded.

(3)	New Accounting Pronouncements

In May, 2014, the FASB issued Accounting Standards Update (ASU), ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company beginning in the first quarter of fiscal year 2019. Early application is not permitted. We are currently assessing the impact on our financial condition, results of operations and cash flows as a result of the adoption of ASU 2014-09.

In April, 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. This accounting guidance is effective for us beginning in the first quarter of fiscal 2017. We do not expect this updated standard to have a material impact on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” which requires an entity to measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this guidance more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). This accounting guidance is effective for us beginning in the first quarter of fiscal 2018. We do not expect this updated standard to have a material impact on our consolidated financial statements and related disclosures.

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 62,000, 273,000 and 236,000 for the years ended June 30, 2015, 2014 and 2013, respectively, as the effect would have been anti-dilutive.

- F11 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Earnings Per Share, Continued

Basic and diluted earnings per share for the years ended June 30, 2015, 2014 and 2013 are calculated as follows (in thousands except per share data):

	2015	2014	2013
Numerator:
Net Income, used in calculating diluted earnings per share	$352,886	$345,273	$307,133
Denominator:
Basic weighted-average common shares outstanding	140,468	141,474	142,954

Effect of dilutive securities:
Stock options and restricted stock units	2,219	2,885	3,456
Diluted weighted average shares	142,687	144,359	146,410
Basic earnings per share	$2.51	$2.44	$2.15
Diluted earnings per share	$2.47	$2.39	$2.10

(5)	Inventories

Inventories were comprised of the following as of June 30, 2015 and June 30, 2014 (in thousands):

	2015	2014
Raw materials	$74,416	$53,680
Work in progress	2,550	3,358
Finished goods	169,893	108,380
Total inventories	$246,859	$165,418

(6)	Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following as of June 30, 2015 and June 30, 2014 (in thousands):

	2015	2014
Machinery and equipment	$198,047	$200,929
Computer equipment	125,423	133,157
Furniture and fixtures	38,511	42,631
Vehicles	5,371	4,757
Clinical, demonstration and rental equipment	80,911	101,453
Leasehold improvements	31,553	30,361
Land	54,915	62,468
Buildings	235,515	266,771
	770,246	842,527
Accumulated depreciation and amortization	(382,488)	(408,250)
Property, plant and equipment, net	$387,758	$434,277

- F12 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the years ended June 30, 2015 and June 30, 2014 (in thousands):

	2015	2014
Balance at the beginning of the period	$289,312	$274,829
Business acquisition (note 22)	20,947	3,227
Foreign currency translation adjustments	(45,998)	11,256
Balance at the end of the period	$264,261	$289,312

As at June 30, 2015 we have not recorded any goodwill impairments.

Other Intangible Assets

Other intangibles, net are comprised of the following as of June 30, 2015 and June 30, 2014:

	2015	2014
Developed/core product technology	$67,548	$76,015
Accumulated amortization	(50,373)	(54,073)
Developed/core product technology, net	17,175	21,942
Trade names	2,500	2,784
Accumulated amortization	(2,206)	(2,697)
Trade names, net	294	87
Non-compete agreements	1,747	2,135
Accumulated amortization	(1,704)	(1,768)
Non-compete agreements, net	43	367
Customer relationships	30,538	24,593
Accumulated amortization	(19,308)	(20,877)
Customer relationships, net	11,230	3,716
Patents	66,585	70,734
Accumulated amortization	(48,185)	(51,648)
Patents, net	18,400	19,086
Total other intangibles, net	$47,142	$45,198

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

Amortization expense related to identifiable intangible assets, including patents, for the year ended June 30, 2015 was $15.0 million. Estimated annual amortization expense for the years ending June 30, 2016 through June 30, 2020, is shown below (in thousands):

Fiscal Year	Amortization expense
2016	$15,628
2017	12,193
2018	9,070
2019	7,309
2020	2,404

(8)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at June 30, 2015 and June 30, 2014, included within our other long-term assets on our consolidated balance sheets, was $25.6 million and $14.9 million, respectively.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We determine the fair value of our cost-method investments to evaluate whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values which can be market supported and unobservable inputs including future cash flows. We have determined, that the fair value of our cost-method investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the years ended June 30, 2015 and June 30, 2014 (in thousands):

	2015	2014
Balance at the beginning of the period	$14,850	$4,000
Investments	10,750	10,850
Impairment of cost-method investments	-	-
Balance at the end of the period	$25,600	$14,850

- F14 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Accrued Expenses

Accrued expenses at June 30, 2015 and June 30, 2014 consist of the following (in thousands):

	2015	2014
Product warranties	$9,823	$11,798
Consulting and professional fees	4,412	5,891
Value added taxes and other taxes due	13,863	18,310
Employee related costs	80,086	78,948
Marketing and promotional programs	1,581	1,192
Business acquisition contingent consideration	1,584	480
Hedging instruments	1,954	3,215
SERVE-HF field safety notification expenses (note 19)	4,320	-
Liability on receivables sold with recourse	4,155	-
Other	11,198	10,822
	$132,976	$130,656

(10)	Product Warranties

We include the liability for warranty costs in accrued expenses in our consolidated balance sheets. Changes in the liability for product warranty for the years ended June 30, 2015 and 2014 are as follows (in thousands):

	2015	2014

Balance at the beginning of the period	$11,798	$16,011
Warranty accruals for the period	7,818	3,197
Warranty costs incurred for the period	(7,649)	(7,782)
Foreign currency translation adjustments	(2,144)	372
Balance at the end of the period	$9,823	$11,798

(11)	Long-term Debt

Long-term debt at June 30, 2015 and June 30, 2014 consists of the following (in thousands):

	June 30, 2015	June 30, 2014
Current long-term debt	$-	$18
Non-current long-term debt	300,594	300,770
Total long-term debt	$300,594	$300,788

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At June 30, 2015, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

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

At June 30, 2015, there was $300.0 million outstanding under the credit agreement.

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

During the fiscal years 2015 and 2014, we repurchased 2.7 million and 4.4 million shares, respectively, at a cost of $152.6 million and $208.1 million, respectively. At June 30, 2015, we have repurchased a total of 39.2 million shares at a cost of $1.4 billion. Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2015, 15.5 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, our board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2015.

- F16 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

Stock Options and Restricted Stock Units.    We have granted stock options and restricted stock units to personnel, including officers and directors, in accordance with the ResMed Inc. 2009 Incentive Award Plan (the “2009 Plan”). These options and restricted stock units vest over one to four years and the options have expiration dates of seven years from the date of grant. We have granted the options with an exercise price equal to the market value as determined at the date of grant.

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 43.7 million. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2015 is 13.6 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

At June 30, 2015, there was $68.8 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.2 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at June 30, 2015 was $205.5 million and $66.4 million, respectively. The aggregate intrinsic value of the options exercised during the fiscal years 2015, 2014, and 2013 was $80.2 million, $50.2 million and $77.8 million, respectively.

The following table summarizes option activity during the year ended June 30, 2015:

		Weighted Average Exercise Price	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	4,687,220	$24.45	2.6
Granted	97,209	52.02
Exercised*	(1,999,003)	18.60
Forfeited	23,812	33.96
Outstanding at end of period	2,809,238	$29.63	2.5
Exercise price granted options	$52.02
Options exercisable at end of period	2,233,134	$26.62

* Includes 45,000 shares netted for tax.

- F17 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

The following table summarizes the activity of restricted stock units, including performance restricted stock units, during year ended June 30, 2015:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Term to Vest in Years
Outstanding at beginning of period	2,448,331	$38.58	1.3
Granted	821,714	50.23
Vested*	(873,578)	36.06
Forfeited	(83,938)	39.19
Outstanding at end of period	2,312,529	$43.65	1.2

* Includes 222,486 shares netted for tax.

Employee Stock Purchase Plan (the “ESPP”).    Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At June 30, 2015, the number of shares remaining available for future issuance under the ESPP is 1.5 million shares.

During fiscal years 2015 and 2014, we issued 309,000 and 314,000 shares to our employees in two offerings and we recognized $3.3 million and $3.1 million, respectively, of stock compensation expense associated with the ESPP.

The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the years ended June 30, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Cost of sales – capitalized as part of inventory	$2,605	$2,621	$2,484
Selling, general and administrative expenses	38,755	34,667	30,552
Research and development expenses	6,495	6,169	5,121
Stock-based compensation costs	47,855	43,457	38,157
Tax benefit	(14,100)	(11,744)	(11,960)
Stock-based compensation costs, net of tax benefit	$33,755	$31,713	$26,197

- F18 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Other, net

Other, net, in the consolidated statements of income is comprised of the following for the years ended June 30, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Gain (loss) on foreign currency transactions and hedging, net	$5,068	$590	$(1,902)
Impairment of cost method investments	-	-	(475)
Other	1,182	294	186
	$6,250	$884	$(2,191)

(14)	Income Taxes

Income before income taxes for the years ended June 30, 2015, 2014 and 2013, was taxed under the following jurisdictions (in thousands):

	2015	2014	2013
U.S.	$11,431	$2,556	$2,120
Non-U.S.	424,485	428,522	382,999
	$435,916	$431,078	$385,119

The provision for income taxes is presented below (in thousands):

	2015	2014	2013
Current: Federal	$28,429	$18,931	$42,065
State	695	1,334	888
Non-U.S.	50,892	55,675	53,713
	80,016	75,940	96,666
Deferred: Federal	(4,269)	(420)	(1,345)
State	(180)	(81)	(264)
Non-U.S.	7,463	10,366	(17,071)
	3,014	9,865	(18,680)
Provision for income taxes	$83,030	$85,805	$77,986

- F19 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2015	2014	2013
Taxes computed at statutory U.S. rate	$152,570	$150,877	$134,792
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	348	794	257
Research and development credit	(4,821)	(5,395)	(4,920)
Tax effect of dividends	56,219	87,764	72,304
Change in valuation allowance	(614)	5,894	1,852
Effect of non-U.S. tax rates	(87,721)	(83,135)	(97,420)
Foreign tax credits	(36,725)	(73,975)	(34,729)
Stock-based compensation expense	3,158	3,431	3,167
Other	616	(450)	2,683
	$83,030	$85,805	$77,986

We classify deferred tax assets and liabilities as current or non-current according to the related asset or liability’s classification. The components of our deferred tax assets and liabilities at June 30, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Employee liabilities	$11,663	$11,606
Inventories	8,822	10,457
Provision for warranties	2,722	2,752
Provision for doubtful debts	3,779	2,985
Net operating loss carryforwards	13,262	14,554
Capital loss carryover	1,805	1,908
Stock-based compensation expense	18,173	17,268
Unrealized foreign exchange losses	-	688
Other	5,446	4,253
	65,672	66,471
Less valuation allowance	(14,647)	(15,573)
Deferred tax assets	51,025	50,898
Deferred tax liabilities:
Unrealized foreign exchange gains	(512)	-
Property, plant and equipment	(2,291)	(1,892)
Goodwill and other intangibles	(8,214)	(9,776)
Deferred tax liabilities	(11,017)	(11,668)
Net deferred tax asset	$40,008	$39,230

- F20 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

We reported the net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2015 and 2014 as follows (in thousands):

	2015	2014
Current deferred tax asset	$36,338	$31,908
Non-current deferred tax asset	12,528	18,755
Current deferred tax liability	(796)	(717)
Non-current deferred tax liability	(8,062)	(10,716)
Net deferred tax asset	$40,008	$39,230

At June 30, 2015, we had $7.5 million of U.S. state net operating loss carryforwards and $64.1 million of non-U.S. net operating loss carryforwards, which expire in various years through 2020 or carry forward indefinitely.

The valuation allowance at June 30, 2015 relates to a provision for uncertainty as to the utilization of net operating loss carryforwards for certain non-U.S. countries of $12.6 million and U.S. and non-U.S. capital loss and other items of $2.0 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

A substantial portion of the Company’s manufacturing operations and administrative functions in Malaysia and Singapore operate under various tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to increase the Company’s net earnings by $18.9 million ($0.13 per diluted share) for the year ended June 30, 2015 and $23.6 million ($0.16 per diluted share) for the year ended June 30, 2014.

At June 30, 2015, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. The total amount of these undistributed earnings at June 30, 2015 amounted to approximately $1.4 billion. If these earnings had not been permanently reinvested, deferred taxes of approximately $364 million would have been recognized in the consolidated financial statements.

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

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on June 30, 2015, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate.

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

Sales of flow generators for each of the years ended June 30, 2015, 2014 and 2013 were $975.9 million, $846.7 million and $823.5 million, respectively. Sales of masks other accessories for each of the years ended June 30, 2015, 2014 and 2013 were $703.0 million, $708.3 million and $690.9 million, respectively. Financial information by geographic area for the years ended June 30, 2015, 2014 and 2013, is summarized below (in thousands):

	Revenue from external sources for the years ended June 30,			Long lived assets at June 30,
	2015	2014	2013	2015	2014	2013
North and Latin America	$962,696	$839,126	$851,608	$140,344	$133,986	$136,984
Germany	184,245	214,598	195,091	18,706	23,382	24,855
France	145,504	152,271	138,891	5,610	8,955	6,282
Australia	42,174	33,379	35,503	197,609	245,718	222,814
Rest of the World	344,293	315,599	293,364	25,489	22,236	20,498
Total	$1,678,912	$1,554,973	$1,514,457	$387,758	$434,277	$411,433

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

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Fiscal Year Ended June 30,
	2015	2014
Stock options:
Weighted average grant date fair value	$10.58	$10.90
Weighted average risk-free interest rate	1.60%	1.44%
Expected option life in years	4.9	4.9
Dividend yield	2.15% - 2.15%	1.95% - 2.17%
Expected volatility	27%	30%
ESPP purchase rights:
Weighted average risk-free interest rate	0.1%	0.1%
Expected option life in years	6 months	6 months
Dividend yield	1.73% - 2.17%	1.44% - 2.00%
Expected volatility	22% - 26%	24% - 28%

During the fiscal years ended June 30, 2015 and 2014, we granted 216,000 and 187,000, performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative total stockholder return over a three-year period, up to a maximum amount to

- F22 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Stock-based Employee Compensation, Continued

be issued under the award of 200% of the original grant. The weighted average grant date fair value of PRSUs granted during the fiscal years 2015 and 2014 was estimated at $51.12 and $50.08 per PRSU, respectively, using a Monte-Carlo simulation valuation model.

(17)	Employee Retirement Plans

We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:

(1) Australia - We contribute to defined contribution plans for each employee resident in Australia. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. We contribute to the plans at the rate of approximately 9.5% of the salaries of all Australian employees. Our total contributions to the plans for the years ended June 30, 2015, 2014 and 2013, were $9.9 million, $9.9 million and $10.3 million, respectively.

(2) United Kingdom - We contribute to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three-month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. We contribute to the plan at the rate of 5% of the salaries of all United Kingdom employees. Our total contributions to the plan were $0.5 million, $0.5 million and $0.3 million in fiscal 2015, 2014, and 2013, respectively.

(3) United States - We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4% of the employee’s salary. Our total contributions to the plan were $3.2 million, $2.9 million and $2.9 million in fiscal 2015, 2014, and 2013, respectively.

(4) Switzerland - We sponsor a fixed return defined contribution fund for each permanent Swiss employee. As part of our contribution to the fund, we guarantee a fixed 2% net return on accumulated contributions per annum. We contribute to the plan at variable rates that have averaged 8% of salaries over the last three years. Our total contributions to the plan were $0.4 million, $0.4 million and $0.4 million in fiscal 2015, 2014, and 2013, respectively.

(18)	Commitments

We lease buildings, motor vehicles and office equipment under operating leases. We expense rental charges for operating leases on a straight-line basis over the lease term taking into account rent concessions or holidays. Rent expenses under operating leases for the years ended June 30, 2015, 2014 and 2013 were approximately $17.0 million, $16.5 million and $15.2 million, respectively. At June 30, 2015 we had the following future minimum lease payments under non-cancelable operating leases (in thousands):

Fiscal Years	Operating Leases
2016	$16,915
2017	12,910
2018	8,453
2019	5,349
2020	3,817
Thereafter	12,293
Total minimum lease payments	$59,737

- F23 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Legal Actions and Contingencies

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

Contingent Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold, with recourse, during the fiscal years 2015 and 2014, amounted to $31.5 million and $6.6 million, respectively. The maximum potential amount of contingent liability under these arrangements at June 30, 2015 and June 30, 2014 were $7.2 million, and $4.9 million, respectively. The recourse liability recognized by us at June 30, 2015 and June 30, 2014, in relation to these arrangements was $0.5 million and $0.5 million, respectively.

SERVE-HF Field Safety Notification

On May 13, 2015 we announced the preliminary analysis of the data on SERVE-HF clinical trial designed to assess whether the treatment of moderate to severe predominant central sleep apnea with Adaptive Servo-Ventilation (ASV) therapy could reduce mortality and morbidity in patients with symptomatic chronic heart failure. The preliminary headline results showed no significant difference with respect to all-cause mortality and hospitalization. However, the analysis of the data identified a statistically significant, 2.5 percent absolute, increased risk of cardiovascular mortality for those patients in the trial who received ASV therapy with moderate to severe predominant central sleep apnea and symptomatic chronic heart failure with reduced ejection fraction. We are working with global regulatory authorities to revise the labels and instructions for use for ResMed ASV devices as well as informing healthcare providers, physicians, and patients of the cardiovascular safety signal observed in SERVE-HF. During the year ended June 30, 2015 we recognized $5.0 million in expenses associated with SERVE-HF field safety notification activities within cost of sales. At June 30, 2015, we had incurred $0.7 million of actual expenses, with the remaining balance of $4.3 million recognized as an accrual.

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

The following table summarizes our financial assets and liabilities, as at June 30, 2015 and June 30, 2014, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at June 30, 2015
Foreign currency hedging instruments, net	$-	$1,038	$-	$1,038
Business acquisition contingent consideration	$-	$-	$(1,584)	$(1,584)
Balances at June 30, 2014
Foreign currency hedging instruments, net	$-	$(2,270)	$-	$(2,270)
Business acquisition contingent consideration	$-	$-	$(480)	$(480)

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

The following is a reconciliation of changes in the fair value of contingent consideration during fiscal years ended June 30, 2015 and June 30, 2014 (in thousands):

	2015	2014
Balance at the beginning of the period	$(480)	$(7,779)
Acquisition date fair value of contingent consideration	(1,717)	-
Changes in fair value included in operating income	132	6,283
Payments	458	1,117
Foreign currency translation adjustments	23	(101)
Balance at the end of the period	$(1,584)	$(480)

We did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2015 or June 30, 2014.

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

We do not designate these foreign currency contracts as hedges. We have determined our hedge program to be a non-effective hedge as defined under the FASB issued authoritative guidance. All movements in the

- F25 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Derivative Instruments and Hedging Activities, Continued

fair value of the foreign currency instruments are recorded within other income, net in our consolidated statements of income. We do not enter into financial instruments for trading or speculative purposes.

We held foreign currency instruments with notional amounts totaling $576.5 million and $473.7 million at June 30, 2015 and June 30, 2014, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 30, 2018.

The following table summarizes the amount and location of our derivative financial instruments as of June 30, 2015 and June 30, 2014 (in thousands):

	June 30, 2015	June 30, 2014	Balance Sheet Caption
Foreign currency hedging instruments	$1,644	$456	Other assets - current
Foreign currency hedging instruments	1,348	489	Other assets - non current
Foreign currency hedging instruments	(1,954)	(3,215)	Accrued expenses

	$1,038	$(2,270)

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments and other foreign-currency-denominated transactions for the fiscal year ended June 30, 2015 and June 30, 2014, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Year Ended June 30,
	2015	2014
Foreign currency hedging instruments	$(29,419)	$5,652	Other, net
Other foreign-currency-denominated transactions	34,487	(5,062)	Other, net

	$5,068	$590	Other, net

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

(22)	Business Combinations

During the year ended June 30, 2015 we acquired four distributors of equipment and services for the treatment of sleep-disordered breathing and respiratory disorders, based in Australia and New Zealand, including ResSleep International Pty Ltd, which was a related party. During the year ended June 30, 2015 we also acquired Jaysec Technologies LLC, a provider of internet-based software solutions for the home medical equipment (HME) industry, and the business assets of CareTouch, a provider of internet-based solutions and therapy-focused resupply programs for home medical equipment providers. These acquisitions have been accounted for as business combinations using purchase accounting and are included in our consolidated financial statements from their respective acquisition dates. The acquisitions are not considered material business combinations and accordingly pro forma information is not provided. The acquisitions were funded through cash on-hand and we have not incurred any material acquisition related costs.

We have completed the purchase price allocation for the above acquisitions. The cost of the acquisitions has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. As part of the purchase price allocation, we recognized an intangible asset relating to customer relationships of $12.0 million, with an estimated useful life of 5 years, developed technology of $4.6 million, with an estimated useful life of 5 years, and goodwill of $20.9 million. The goodwill

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

(23)	Restructuring Expenses and Education, Research and Settlement Charge

During the year ended June 30, 2014 we completed a reorganization of our commercial and research and development teams. As a result of this reorganization we terminated the employment of approximately 1% of our employees at a total cost of $6.3 million ($4.2 million net of tax). We recorded and paid the full amount of $6.3 million in the year ended June 30, 2014, within our operating expenses and separately disclosed the amount as restructuring expenses.

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

- F27 -

SCHEDULE II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at end of period

Year ended June 30, 2015

Applied against asset account
Allowance for doubtful accounts	$10,971	3,559	(2,254)	$12,276

Year ended June 30, 2014

Applied against asset account
Allowance for doubtful accounts	$9,912	5,306	(4,247)	$10,971

Year ended June 30, 2013

Applied against asset account
Allowance for doubtful accounts	$7,313	5,938	(3,339)	$9,912

See accompanying report of independent registered public accounting firm.

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the authorized persons below.

DATED August 6, 2015

ResMed Inc.

/S/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL J. FARRELL Michael J. Farrell	Chief executive officer and director (Principal Executive Officer)	August 6, 2015

/S/ BRETT A. SANDERCOCK Brett A. Sandercock	Chief financial officer (Principal Financial Officer and Principal Accounting Officer)	August 6, 2015

/S/ PETER C. FARRELL Peter C. Farrell	Non-executive chairman	August 6, 2015

/S/ CHRISTOPHER G. ROBERTS Christopher G. Roberts	Director	August 6, 2015

/S/ CAROL J. BURT Carol J. Burt	Director	August 6, 2015

/S/ GARY W. PACE Gary W. Pace	Director	August 6, 2015

/S/ RICHARD SULPIZIO Richard Sulpizio	Director	August 6, 2015

/S/ RON TAYLOR Ron Taylor	Director	August 6, 2015

/S/ JOHN P. WAREHAM John P. Wareham	Director	August 6, 2015

S-1

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended.(16)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc.(13)

4.1	Form of certificate evidencing shares of Common Stock.(1)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended.(1)

10.2*	ResMed Inc. 2006 Incentive Award Plan.(6)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan.(3)

10.4*	2006 Grant agreement for Board of Directors.(3)

10.5*	2006 Grant agreement for Executive Officers.(5)

10.6*	2006 Grant agreement for Australian Executive Officers.(5)

10.7*	Form of Executive Agreement.(4)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008.(7)

10.9	Form of Indemnification Agreements for our directors and officers.(8)

10.10	Form of Access Agreement for directors.(8)

10.11*	Updated Form of Executive Agreement.(2) (12)

10.12	ResMed Inc. 2009 Incentive Award Plan.(9)

10.13	ResMed Inc. 2009 Employee Stock Purchase Plan.(9)

10.14	Amendment No. 1 to the ResMed Inc. 2009 Employee Stock Purchase Plan(14)

10.15	Form of Restricted Stock Award Agreement.(9)

10.16	ResMed Inc. Deferred Compensation Plan.(10)

10.17	Credit Agreement, dated as of October 31, 2013, among ResMed Inc., the lenders Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger.(17)

10.18	Unconditional Guaranty entered into as of October 31, 2013, by each of ResMed Corp. and ResMed Motor Technologies Inc., in favor of Union Bank, N.A., as administrative agent.(17)

10.19	Form of Restricted Stock Unit Award Agreement for Executive Officers.(11)

10.20	Form of Restricted Stock Unit Award Agreement for Directors.(11)

10.21	Form of Stock Option Grant for Executive Officers.(11)

10.22	Form of Stock Option Grant for Directors.(11)

10.23	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.(15)

21.1	Subsidiaries of the Registrant.(18)

23.1	Consent of Independent Registered Public Accounting Firm.(18)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.(18)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.(18)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(18)

101	The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated and Statements of Cash Flows and (v) related notes.

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2009.
(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.
(4)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 13, 2007.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007.
(6)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 15, 2006.
(7)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 15, 2008.
(8)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.
(9)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 23, 2009.
(10)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 25, 2010.
(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011.
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 2, 2012.
(13)	Incorporated by reference to the Registrant’s Report on Form 8-K/A filed on September 17, 2012.
(14)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 4, 2012.
(15)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 21, 2012.
(16)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013
(17)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Report on Form 8-K filed on November 5, 2013
(18)	Filed with this report.