Form 10-Q
period 2015-09-30
RESMED INC
filed 2015-10-27
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At October 20, 2015, there were 139,649,869 shares of Common Stock ($0.004 par value) outstanding. This number excludes 40,386,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.    Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	September 30, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$822,053	$717,249
Accounts receivable, net of allowance for doubtful accounts of $13,394 and $12,276 at September 30, 2015 and June 30, 2015, respectively	327,168	362,568
Inventories (note 3)	258,609	246,859
Deferred income taxes	41,494	36,338
Prepaid expenses and other current assets	83,476	81,168

Total current assets	1,532,800	1,444,182
Non-current assets:
Property, plant and equipment, net (note 4)	368,984	387,758
Goodwill and other intangible assets, net (note 6)	305,418	311,403
Deferred income taxes	11,990	12,528
Other assets	35,487	28,389

Total non-current assets	721,879	740,078

Total assets	$2,254,679	$2,184,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	77,482	81,112
Accrued expenses	117,651	132,976
Deferred revenue	34,848	36,097
Income taxes payable	26,550	16,278
Deferred income taxes	776	796

Total current liabilities	257,307	267,259
Non-current liabilities:
Deferred income taxes	7,968	8,062
Deferred revenue	23,446	19,284
Long-term debt (note 7)	500,587	300,594
Other long-term liabilities	2,804	-
Income taxes payable	1,754	1,754

Total non-current liabilities	536,559	329,694

Total liabilities	793,866	596,953

Commitments and contingencies (note 12)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 179,925,750 issued and 139,539,516 outstanding at September 30, 2015 and 179,660,939 issued and 140,474,705 outstanding at June 30, 2015	558	562
Additional paid-in capital	1,248,077	1,228,795
Retained earnings	2,014,344	1,976,020
Treasury stock, at cost, 40,386,234 shares at September 30, 2015, and 39,186,234 shares at June 30, 2015	(1,506,542)	(1,444,554)
Accumulated other comprehensive (loss) income	(295,624)	(173,516)

Total stockholders’ equity	1,460,813	1,587,307

Total liabilities and stockholders’ equity	$2,254,679	$2,184,260

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended September 30,
	2015	2014
Net revenue	$411,647	$380,399
Cost of sales (excluding amortization of acquired intangible assets)	173,028	143,086

Gross profit	238,619	237,313

Operating expenses:
Selling, general and administrative	111,095	110,520
Research and development	27,192	30,024
Amortization of acquired intangible assets	2,307	2,094

Total operating expenses	140,594	142,638

Income from operations	98,025	94,675

Other income, net:
Interest income, net	3,422	5,584
Other, net	(2,003)	1,671

Total other income, net	1,419	7,255

Income before income taxes	99,444	101,930
Income taxes	19,041	18,670

Net income	$80,403	$83,260

Basic earnings per share	$0.57	$0.59
Diluted earnings per share (note 2)	$0.57	$0.58
Dividend declared per share	$0.30	$0.28
Basic shares outstanding (000’s)	140,309	140,127
Diluted shares outstanding (000’s)	141,946	142,683

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2015	2014
Net income	$80,403	$83,260
Other comprehensive income:
Foreign currency translation (loss) gain adjustments	(122,108)	(125,108)

Comprehensive (loss) income	$(41,705)	$(41,848)

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$80,403	$83,260
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,403	18,582
Gain on divestment of business	-	(709)
Stock-based compensation costs	12,383	11,367
Excess tax benefit from stock-based compensation arrangements	(2,536)	(2,575)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	30,498	20,804
Inventories, net	(17,194)	(37,897)
Prepaid expenses, net deferred income taxes and other current assets	(3,526)	(15,168)
Accounts payable, accrued expenses and other liabilities	3,641	8,872

Net cash provided by operating activities	122,072	86,536

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,403)	(20,681)
Patent registration costs	(2,423)	(2,366)
Business acquisitions, net of cash acquired	-	(7,318)
Investments in cost-method investments	(4,582)	(500)
Proceeds from divestiture of business	-	468
Payments on maturity of foreign currency contracts	(39,341)	(11,206)

Net cash provided by (used in) investing activities	(62,749)	(41,603)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,352	4,930
Excess tax benefit from stock-based compensation arrangements	2,536	2,575
Purchases of treasury stock	(57,857)	(46,803)
Payment of business combination contingent consideration	-	(458)
Proceeds from borrowings, net of borrowing costs	200,000	75,000
Repayment of borrowings	(8)	(10)
Dividend paid	(42,079)	(39,199)

Net cash provided by (used in) financing activities	106,944	(3,965)

Effect of exchange rate changes on cash	(61,463)	(65,004)

Net (decrease)/increase in cash and cash equivalents	104,804	(24,036)
Cash and cash equivalents at beginning of period	717,249	905,730

Cash and cash equivalents at end of period	$822,053	$881,694

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$18,118	$14,373
Interest paid	$1,247	$1,233

Fair value of assets acquired, excluding cash	$-	$7,342
Liabilities assumed	-	(3,168)
Goodwill on acquisition	-	6,454
Deferred payments	-	(2,405)
Fair value of contingent consideration	-	(905)

Total purchase price, excluding contingent consideration	$-	$7,318

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

The condensed consolidated financial statements for the three months ended September 30, 2015 and 2014 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2015.

New Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company beginning in the first quarter of fiscal year 2019. Early application is not permitted. We are currently assessing the impact of the adoption of ASU 2014-09 on our financial condition, results of operations and cash flows.

In April, 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards (IFRS) by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. The new standard is effective for us beginning in the first quarter of fiscal 2017. We do not expect this updated standard to have a material impact on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” which requires an entity to measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this guidance more closely align the measurement of inventory in GAAP with the measurement of inventory in IFRS. The new standard is effective for us beginning in the first quarter of fiscal 2018. We do not expect this updated standard to have a material impact on our consolidated financial statements and related disclosures.

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

Stock options and restricted stock units of 98,697 and 154,551, for the three months ended September 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended September 30, 2015 and 2014 are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2015	2014
Numerator:
Net Income	$80,403	$83,260
Denominator:
Basic weighted-average common shares outstanding	140,309	140,127
Effect of dilutive securities:
Stock options and restricted stock units	1,637	2,556
Diluted weighted average shares	141,946	142,683
Basic earnings per share	$0.57	$0.59
Diluted earnings per share	$0.57	$0.58

(3)	Inventories

Inventories were comprised of the following at September 30, 2015 and June 30, 2015 (in thousands):

	September 30, 2015	June 30, 2015
Raw materials	$75,490	$74,416
Work in progress	2,215	2,550
Finished goods	180,904	169,893
Total inventories	$258,609	$246,859

(4)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of September 30, 2015 and June 30, 2015 (in thousands):

	September 30, 2015	June 30, 2015
Machinery and equipment	$188,059	$198,047
Computer equipment	126,928	125,423
Furniture and fixtures	37,396	38,511
Vehicles	5,680	5,371
Clinical, demonstration and rental equipment	81,174	80,911
Leasehold improvements	30,915	31,553
Land	51,905	54,915
Buildings	223,423	235,515
	745,480	770,246
Accumulated depreciation and amortization	(376,496)	(382,488)
Property, plant and equipment, net	$368,984	$387,758

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(5)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at September 30, 2015 and June 30, 2015, was $30.2 million and $25.6 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the three months ended September 30, 2015 and 2014, we did not recognize any impairment losses related to our cost-method investments. We have determined that the fair value of our investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
Balance at the beginning of the period	$25,600	$14,850
Investments	4,582	500
Balance at the end of the period	$30,182	$15,350

(6)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the three months ended September 30, 2015, and 2014 were as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Balance at the beginning of the period	$264,261	$289,312
Business acquisition	-	6,454
Foreign currency translation adjustments	(1,443)	(18,502)
Balance at the end of the period	$262,818	$277,264

Other Intangible Assets

Other intangible assets were comprised of the following as of September 30, 2015, and June 30, 2015 (in thousands):

	September 30, 2015	June 30, 2015
Developed/core product technology	$66,104	$67,548
Accumulated amortization	(51,144)	(50,373)
Developed/core product technology, net	14,960	17,175
Trade names	2,478	2,500
Accumulated amortization	(2,214)	(2,206)
Trade names, net	264	294
Non-compete agreements	1,590	1,747
Accumulated amortization	(1,590)	(1,704)
Non compete agreements, net	-	43
Customer relationships	29,102	30,538
Accumulated amortization	(19,532)	(19,308)
Customer relationships, net	9,570	11,230
Patents	63,533	66,585
Accumulated amortization	(45,727)	(48,185)
Patents, net	17,806	18,400
Total other intangibles, net	$42,600	$47,142

PART I – FINANCIAL INFORMATION	Item 1

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

(7)	Long-Term Debt

Long-term debt at September 30, 2015 and June 30, 2015 consisted of the following (in thousands):

	September 30, 2015	June 30, 2015
Current long-term debt	$-	$-
Non-current long-term debt	500,587	300,594
Total long-term debt	$500,587	$300,594

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At September 30, 2015, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

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

At September 30, 2015, there was $500.0 million outstanding under the credit agreement.

(8)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the three months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Balance at the beginning of the period	$9,823	$11,798
Warranty accruals for the period	1,790	3,376
Warranty costs incurred for the period	(2,039)	(1,567)
Foreign currency translation adjustments	(691)	(714)
Balance at the end of the period	$8,883	$12,893

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stock-Based Employee Compensation

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

We estimate the fair value of purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended September 30,
	2015	2014
Stock options:
Weighted average grant date fair value	$-	$-
Weighted average risk-free interest rate	-	-
Expected option life in years	-	-
Dividend yield	-	-
Expected volatility	-	-
ESPP purchase rights:
Weighted average risk-free interest rate	0.1%	0.1%
Expected option life in years	6 months	6 months
Dividend yield	1.73%	2.00%
Expected volatility	26%	24%

(10)	Stockholders’ Equity

Common Stock. During the three months ended September 30, 2015 and 2014 we repurchased 1.2 million and 0.8 million shares at a cost of $62.0 million and $42.9 million, respectively. Since the inception of our share repurchase programs and through September 30, 2015, we have repurchased a total of 40.4 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2015, 14.3 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors designated 2,000,000 shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at September 30, 2015 and June 30, 2015.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 43.7 million shares. The number of securities remaining available for future issuance under the 2009 Plan at September 30, 2015 is 13.8 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, that may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring, when up to 4.5 million shares of our common stock may be granted).

At September 30, 2015, there were $57.1 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.0 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at September 30, 2015 was $168.5 million and $46.3 million, respectively. The aggregate intrinsic value of the options exercised during the three months ended September 30, 2015 and 2014, was $8.9 million and $9.7 million, respectively.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes option activity during the three months ended September 30, 2015:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,809,238	$29.63	2.5
Granted	-	-
Exercised	(250,688)	18.34
Forfeited	(12,546)	44.32
Outstanding at end of period	2,546,004	$30.65	2.5
Exercise price of granted options	$-
Options exercisable at end of period	1,987,218	$27.67

The following table summarizes the activity of restricted stock units during the three months ended September 30, 2015:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,312,529	$43.65	1.2
Granted	7,477	51.49
Vested	(25,245)	31.30
Forfeited	(5,839)	44.90
Outstanding at end of period	2,288,922	$43.81	0.9

Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At September 30, 2015, the number of shares remaining available for future issuance under the ESPP is 1.5 million shares.

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

The following table summarizes our financial assets and liabilities, as at September 30, 2015 and June 30, 2015, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at September 30, 2015
Foreign currency hedging instruments, net	$-	$1,664	$-	$1,664
Business acquisition contingent consideration	$-	$-	$(1,514)	$(1,514)
Balances at June 30, 2015
Foreign currency hedging instruments, net	$-	$1,038	$-	$1,038
Business acquisition contingent consideration	$-	$-	$(1,584)	$(1,584)

We determine the fair value of our financial assets and liabilities as follows:

•	Foreign currency hedging instruments – These financial instruments are valued using third-party valuation models based on market observable inputs, including interest rate curves, on-market spot currency prices, volatilities and credit risk.

•

Contingent consideration – These liabilities include the fair value estimates of additional future payments that may be required for some of our previous business acquisitions based on the achievement of certain performance milestones. Each potential future payment is valued using the estimated probability of achieving each milestone, which is then discounted to present value.

The following is a reconciliation of changes in the fair value of contingent consideration for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
Balance at the beginning of the period	$(1,584)	$(480)
Acquisition date fair value of contingent consideration	-	(905)
Changes in fair value included in operating income	-	132
Payments	-	458
Foreign currency translation adjustments	70	(80)
Balance at the end of the period	$(1,514)	$(875)

We did not have any significant non-financial assets or liabilities measured at fair value on September 30, 2015 or June 30, 2015.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(12)	Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold with recourse during the three months ended September 30, 2015 and 2014, amounted to $16.1 million and $2.0 million, respectively. The maximum potential amount of contingent liability under these arrangements at September 30, 2015 and June 30, 2015 were $9.1 million, and $7.2 million, respectively. The recourse liability recognized by us at September 30, 2015 and June 30, 2015, in relation to these arrangements was $0.5 million and $0.5 million, respectively.

(13) Derivative Instruments and Hedging Activities

We transact business in various foreign currencies, including a number of major European currencies as well as the Australian and Singapore dollars. We have significant foreign currency exposure through both our Australian and Singaporean manufacturing activities, and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The terms of such foreign currency hedging contracts generally do not exceed three years. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures denominated mainly in Euros, and Australian and Singapore dollars. Under this program, increases or decreases in our foreign currency denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

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

We held foreign currency instruments with notional amounts totaling $620.2 million and $576.5 million at September 30, 2015 and June 30, 2015, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to September 30, 2018.

The following table summarizes the amount and location of our derivative financial instruments as of September 30, 2015 and June 30, 2015 (in thousands):

	September 30, 2015	June 30, 2015	Balance Sheet Caption
Foreign currency hedging instruments	$3,684	$1,644	Other assets - current
Foreign currency hedging instruments	1,574	1,348	Other assets - non current
Foreign currency hedging instruments	(790)	(1,954)	Accrued expenses
Foreign currency hedging instruments	(2,804)	-	Other long-term liabilities
	$1,664	$1,038

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the three months ended September 30, 2015 and September 30, 2014, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Three Months Ended September 30,
	2015	2014
Foreign currency hedging instruments	$(39,353)	$(11,054)	Other, net
Other foreign-currency-denominated transactions	37,081	12,148	Other, net
	$(2,272)	$1,094

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(14)	Subsequent Events

On October 2, 2015 we completed the acquisition of 100% of the shares in Curative Medical Technology Inc., a leading provider of non-invasive ventilation and sleep-disordered breathing medical devices and accessories in China. This acquisition will be accounted for as a business combination using purchase accounting and will be included in our condensed consolidated financial statements from the acquisition date. The acquisition is not considered a material business combination and was funded through cash on-hand. We have not incurred any material acquisition-related costs. The preliminary purchase price allocation will be completed during the quarter ending December 31, 2015.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2015 and elsewhere in this report.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our annual report on Form 10-K, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the SEC), including our subsequent reports on Forms 10-Q and 8-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three months ended September 30, 2015. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the selected financial data and condensed consolidated financial statements and notes, included in this report.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three months ended September 30, 2015, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have endeavored to raise awareness through market and clinical initiatives highlighting the relationship between SDB/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During the three months ended September 30, 2015, we invested $27.2 million on research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories.

Net revenue in North and Latin America for the three months ended September 30, 2015 increased by 23%, including a 39% increase for flow generators and a 9% increase for masks and accessories, compared to the three months ended September 30, 2014. Since the launch of our Air Solutions Platform and connected medical devices, in August 2014, we have over one million cloud-connected devices on bedside tables, providing actionable data every day for patients, customers, providers and payors. Our informatics capabilities enable our global team to enhance and deliver innovative products and solutions that improve patient outcomes, create efficiencies for our customers, help providers better manage chronic disease and lower healthcare costs.

In October 2015, we completed the acquisition of Curative Medical Technology Inc., a leading provider of non-invasive ventilation and sleep-disordered breathing medical devices and accessories in China. ResMed and Curative are now the combined market leader in sleep-disordered breathing and respiratory care in China.

During the three months ended September 30, 2015, our net revenue increased by 8% when compared to the three months ended September 30, 2014. Gross margin was 58.0% for the three months ended September 30, 2015 compared to 62.4% for the three months ended September 30, 2014. Diluted earnings per share for the three months ended September 30, 2015 was $0.57 per share, compared to $0.58 per share for the three months ended September 30, 2014.

At September 30, 2015, our cash and cash equivalents totaled $822.1 million, our total assets were $2.3 billion and our stockholders’ equity was $1.5 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended September 30, 2015 to $411.6 million compared to $380.4 million for the three months ended September 30, 2014, an increase of $31.2 million or 8% (a 15% increase on a constant currency basis). The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar unfavorably impacted revenues by approximately $26.8 million for the three months ended September 30, 2015.

Net revenue in North and Latin America for the three months ended September 30, 2015 was $254.1 million, compared to $207.2 million for the three months ended September 30, 2014, an increase of $46.9 million, or 23%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories, partially offset by a decline in average selling prices. Net revenue in markets outside North and Latin America, for the three months ended September 30, 2015, decreased to $157.5 million compared to $173.2 million for the three months ended September 30, 2014, a decrease of 9% (a 5% increase in constant currency terms).

Net revenue from the sales of flow generators, including humidifiers, for the three months ended September 30, 2015 totaled $239.6 million, an increase of 12% compared to the three months ended September 30, 2014 of $214.3 million, including an increase of 39% in North and Latin America and a decrease of 10% elsewhere (a 5% increase in constant currency terms). Net revenue from the sales of masks and other accessories for the three months ended September 30, 2015 totaled $172.0 million, an increase of 4% compared to the three months ended September 30, 2014 of $166.1 million, reflecting an increase of 9% in North and Latin America and a decrease of 8% elsewhere (a 7% increase in constant currency terms).

The following table summarizes the percentage movements in our net revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

	North and Latin America	International	Total	International (Constant Currency)*	Total (Constant Currency)*
Flow generators	39%	-10%	12%	5%	20%
Masks and other accessories	9%	-8%	4%	7%	9%
Total	23%	-9%	8%	5%	15%

*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended September 30, 2015 to $238.6 million from $237.3 million for the three months ended September 30, 2014, an increase of $1.3 million or 1%. Gross profit as a percentage of net revenue for the three months ended September 30, 2015 decreased to 58.0% from 62.4% for the three months ended September 30, 2014.

The decline in gross margins was primarily due to an unfavorable product mix as sales of our lower margin products represented a higher proportion of our sales, declines in our average selling prices and an unfavorable geographic mix with sales in our lower margin geographic areas representing a higher proportion of our overall sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2015 to $111.1 million from $110.5 million for the three months ended September 30, 2014, an increase of $0.6 million or 1%. Selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $12.1 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended September 30, 2015 increased by 11% compared to the three months ended September 30, 2014. The increase in selling, general and administrative expenses was primarily due to additional personnel to support our commercial activities, increased legal expenses and the impact of recent acquisitions. Selling, general and administrative expenses, as a percentage of net revenue, were 27.0% for the three months ended September 30, 2015, compared to 29.1% for the three months ended September 30, 2014.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expenses

Research and development expenses decreased for the three months ended September 30, 2015 to $27.2 million from $30.0 million for the three months ended September 30, 2014, a decrease of $2.8 million, or 9%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $6.6 million for the three months ended September 30, 2015, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 12% compared to the three months ended September 30, 2014. The increase in research and development expenses in constant currency terms was primarily due to an increase in the number of research and development personnel and an increase in materials and tooling costs incurred to facilitate development of new products. Research and development expenses, as a percentage of net revenue, were 6.6% for the three months ended September 30, 2015, compared to 7.9% for the three months ended September 30, 2014.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2015 totaled $2.3 million compared to $2.1 million for the three months ended September 30, 2014.

Total Other Income, Net

Total other income, net for the three months ended September 30, 2015 was $1.4 million, compared to $7.3 million, for the three months ended September 30, 2014. The decrease in total other income, net, was due primarily to losses on foreign currency hedging instruments, lower interest income resulting from lower interest rates on cash balances held and the depreciation of the Australian dollar against the U.S. dollar.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2015 was 19.1% compared to 18.3% for the three months ended September 30, 2014. Our effective income tax rate is affected by the geographic mix of our taxable income, including the lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. As of September 30, 2015, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend these earnings to be permanently reinvested outside the United States.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended September 30, 2015 was $80.4 million compared to net income of $83.3 million for the three months ended September 30, 2014, a decrease of 3% over the three months ended September 30, 2014.

As a result of the decrease in our net income partially offset by the lower share count due to our stock repurchases, our diluted earnings per share for the three months ended September 30, 2015 were $0.57, compared to $0.58 for the three months ended September 30, 2014, a decrease of 2%.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 2015 and June 30, 2015, we had cash and cash equivalents of $822.1 million and $717.2 million, respectively. Working capital was $1.3 billion and $1.2 billion, at September 30, 2015 and June 30, 2015, respectively.

As of September 30, 2015 and June 30, 2015, our cash and cash equivalent balances held within the United States amounted to $32.1 million and $32.0 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2015 and June 30, 2015, of $790.0 million and $685.2 million, respectively, were held by our non-U.S. subsidiaries and would be subject to tax if repatriated. If these funds were needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, we intend to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. Our cash and cash equivalent balances are held at highly rated financial institutions.

Inventories at September 30, 2015 were $258.6 million, an increase of $61.4 million or 31% from the September 30, 2014 balance of $197.2 million. The increase in inventories was mainly associated with our new product introductions and to support the increase in unit sales.

Accounts receivable at September 30, 2015 were $327.2 million, a decrease of $1.4 million or 0.4% over the September 30, 2014 accounts receivable balance of $328.6 million. Accounts receivable days outstanding of 75 days at September 30, 2015 was lower than the 78 days at September 30, 2014. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2015 was 3.9%, compared to 3.3% at June 30, 2015.

During the three months ended September 30, 2015, we generated cash of $122.1 million from operations compared to $86.5 million for the three months ended September 30, 2014. Movements in foreign currency exchange rates during the three months ended September 30, 2015 had the effect of decreasing our cash and cash equivalents by $61.5 million, as reported in U.S. dollars. During the three months ended September 30, 2015 and 2014, we repurchased 1.2 million and 0.8 million shares at a cost of $62.0 million and $42.9 million, respectively. During the three months ended September 30, 2015 and 2014, we also paid dividends totaling $42.1 million and $39.2 million, respectively.

Capital expenditures for the three months ended September 30, 2015 and 2014 amounted to $16.4 million and $20.7 million, respectively. The capital expenditures for the three months ended September 30, 2015 primarily reflected investment in production tooling, equipment and machinery, computer hardware and software, and rental and loan equipment. At September 30, 2015, our balance sheet reflects net property, plant and equipment of $369.0 million compared to $387.8 million at June 30, 2015. At September 30, 2015, no capital lease obligations exist. Details of contractual obligations at September 30, 2015 are as follows:

		Payments Due by September 30,
In $000’s	Total	2016	2017	2018	2019	2020	Thereafter
Long Term Debt	$500,587	$-	$-	$-	$500,000	$-	$587
Interest on Long Term Debt	19,493	6,300	6,300	6,300	551	28	14
Operating Leases	56,062	16,551	11,984	8,280	4,431	3,375	11,441
Purchase Obligations	114,694	113,956	738	-	-	-	-
Total	$690,836	$136,807	$19,022	$14,580	$504,982	$3,403	$12,042

Details of other commercial commitments as at September 30, 2015 are as follows:
		Amount of Commitment Expiration Per Period
In $000’s	Total	2016	2017	2018	2019	2020	Thereafter
Standby Letter of Credit	$8,506	$-	$1,486	$6,318	$-	$-	$702
Guarantees*	9,088	172	115	-	2	66	8,733
Total	$17,594	$172	$1,601	$6,318	$2	$66	$9,435

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At September 30, 2015, the interest rate that was being charged on the outstanding principal amount was 1.2%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

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

At September 30, 2015, we were in compliance with our debt covenants and there was $500.0 million outstanding under the credit agreement.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and debt facilities.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Common Stock

During the three months ended September 30, 2015, we repurchased 1.2 million shares at a cost of $62.0 million. At September 30, 2015, we have repurchased a total of 40.4 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2015, 14.3 million additional shares can be repurchased under the current share repurchase program.

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

For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended June 30, 2015.

Recently Issued Accounting Pronouncements

See note 1 to the condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2015, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated balances by legal entity functional currency as of September 30, 2015 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Singapore Dollar (SGD)	Canadian Dollar (CAD)	Great Britain Pound (GBP)	Chinese Yuan (CNY)
AUD Functional:
Assets	-	395,890	172,757	1,955	3	-	6,700
Liabilities	-	(160,781)	(56,285)	(38)	(270)	(11,946)	(1,253)
Forward Contracts	-	(240,000)	(117,321)	-	-	12,102	(3,146)
Net Total	-	(4,891)	(849)	1,917	(267)	156	2,301
USD Functional:
Assets	-	-	-	-	13,408	-	-
Liability	-	-	(53)	-	(1,303)	-	-
Forward Contracts	-	-	-	-	(8,992)	-	-
Net Total	-	-	(53)	-	3,113	-	-
EURO Functional:
Assets	7	1,020	-	-	-	4,437	-
Liability	(1)	(1,618)	-	-	-	(9)	-
Forward Contracts	-	-	-	-	-	(4,538)	-
Net Total	6	(598)	-	-	-	(110)	-
GBP Functional:
Assets	-	376	40,122	-	-	-	-
Liability	-	(286)	(38,304)	-	-	-	-
Forward Contracts	-	-	-	-	-	-	-
Net Total	-	90	1,818	-	-	-	-
SGD Functional :
Assets	172	221,348	54,473	-	-	-	324
Liability	(685)	(117,715)	(40,647)	-	-	-	(682)
Forward Contracts	-	(100,000)	(11,173)	-	-	-	-
Net Total	(513)	3,633	2,653	-	-	-	(358)

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at September 30, 2015. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Year 3	Total	September 30, 2015	June 30, 2015
Receive AUD/Pay USD
Contract amount	240,000	-	-	240,000	789	(649)
Ave. contractual exchange rate	AUD 1 = USD 0.6980			AUD 1 = USD 0.6980
Receive AUD/Pay Euro
Contract amount	162,000	45,000	33,000	240,000	(6)	2,094
Ave. contractual exchange rate	AUD 1 = Euro 0.6453	AUD 1 = Euro 0.7175	AUD 1 = Euro 0.6744	AUD 1 = Euro 0. 6617
Receive SGD/Pay Euro
Contract amount	11,000	-	-	11,000	146	52
Ave. contractual exchange rate	SGD 1 = Euro 0.6201			SGD 1 = Euro 0.6201
Receive SGD/Pay USD
Contract amount	100,000	-	-	100,000	535	(276)
Ave. contractual exchange rate	SGD 1 = USD 0.6988			SGD 1 = USD 0.6988
Receive GBP/Pay AUD
Contract amount	12,000	-	-	12,000	(128)	(96)
Ave. contractual exchange rate	AUD 1 = GBP 0.4584			AUD 1 = GBP 0.4584
Receive EUR/Pay GBP
Contract amount	5,000	-	-	5,000	(24)	(26)
Ave. contractual exchange rate	EUR 1 = GBP 0.7426			EUR 1 = GBP 0.7426
Receive AUD/Pay CNY
Contract amount	3,000	-	-	3,000	(269)	(66)
Ave. contractual exchange rate	AUD 1 = CNY 4.8800			AUD 1 = CNY 4.8800
Receive USD/Pay CAD
Contract amount	9,000	-	-	9,000	621	5
Ave. contractual exchange rate	USD 1 = CAD 1.2482			USD 1 = CAD 1.2482

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2015, we held cash and cash equivalents of $822.1 million, principally comprised of bank term deposits and at-call accounts, and they are invested at short-term fixed and variable interest rates. At September 30, 2015, we had total long-term debt, including the current portion of those obligations of $500.6 million, of which $500.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2015, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

PART I – FINANCIAL INFORMATION	Item 4

RESMED INC. AND SUBSIDIARIES

Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports made pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2015, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. As of September 30, 2015, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2015 with the exception of the following:

Laws regulating consumer contacts could adversely affect our business operations or create liabilities. Our business activities include contacts with consumers in different parts of the world. Certain laws, such as the US Telephone Consumer Protection Act, regulate telemarketing practices and certain automated outbound contacts with consumers, such as phone calls, texts or emails. Our use of outbound contacts may be restricted by existing laws, or by laws, regulations, or regulatory decisions that may be adopted in the future. If we are found to have violated these laws or regulations, we may be subjected to substantial fines, penalties, or liabilities to consumers.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 1 - 31, 2015	0	-	39,186,234	15,529,779
August 1 - 31, 2015	445,000	52.92	39,631,234	15,084,779
September 1 - 30, 2015	755,000	50.91	40,386,234	14,329,779
Total	1,200,000	$51.66	40,386,234	14,329,779

(1)

On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since the inception of the share buyback programs, we have repurchased 40.4 million shares at a total cost of $1.5 billion.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

None

Item 5	Other Information

None

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed on September 17, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on October 27, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

October 27, 2015

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)