Form 10-Q
period 2015-12-31
RESMED INC
filed 2016-01-28
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

At January 20, 2016, there were 140,040,916 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,086,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.    Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$658,804	$717,249
Accounts receivable, net of allowance for doubtful accounts of $12,088 and $12,276 at December 31, 2015 and June 30, 2015, respectively	331,747	362,568
Inventories (note 3)	237,463	246,859
Deferred income taxes	32,731	36,338
Prepaid expenses and other current assets	90,096	81,168

Total current assets	1,350,841	1,444,182
Non-current assets:
Property, plant and equipment, net (note 4)	375,224	387,758
Goodwill and other intangible assets, net (note 6)	466,418	311,403
Deferred income taxes	8,154	12,528
Other assets	38,374	28,389

Total non-current assets	888,170	740,078

Total assets	$2,239,011	$2,184,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	67,580	81,112
Accrued expenses	147,662	132,976
Deferred revenue	36,101	36,097
Income taxes payable	12,427	16,278
Deferred income taxes	815	796
Short-term debt (note 7)	985	-

Total current liabilities	265,570	267,259

Non-current liabilities:
Deferred income taxes	15,665	8,062
Deferred revenue	28,928	19,284
Long-term debt (note 7)	400,591	300,594
Other long-term liabilities	2,232	-
Income taxes payable	1,754	1,754

Total non-current liabilities	449,170	329,694

Total liabilities	714,740	596,953

Commitments and contingencies (note 12)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 181,080,475 issued and 139,994,241 outstanding at December 31, 2015 and 179,660,939 issued and 140,474,705 outstanding at June 30, 2015	560	562
Additional paid-in capital	1,268,374	1,228,795
Retained earnings	2,062,885	1,976,020
Treasury stock, at cost, 41,086,234 shares at December 31, 2015, and 39,186,234 shares at June 30, 2015	(1,546,611)	(1,444,554)
Accumulated other comprehensive loss	(260,937)	(173,516)

Total stockholders’ equity	1,524,271	1,587,307

Total liabilities and stockholders’ equity	$2,239,011	$2,184,260

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net revenue	$454,540	$422,952	$866,187	$803,351
Cost of sales (excluding amortization of acquired intangible assets)	188,031	159,730	361,059	302,816

Gross profit	266,509	263,222	505,128	500,535

Operating expenses:
Selling, general and administrative	118,219	122,520	229,314	233,041
Research and development	28,970	29,294	56,162	59,318
Restructuring expenses	6,914	-	6,914	-
Amortization of acquired intangible assets	4,429	2,262	6,736	4,355

Total operating expenses	158,532	154,076	299,126	296,714

Income from operations	107,977	109,146	206,002	203,821

Other income, net:
Interest income, net	2,476	5,418	5,898	11,003
Other, net	3,242	947	1,239	2,617

Total other income, net	5,718	6,365	7,137	13,620

Income before income taxes	113,695	115,511	213,139	217,441
Income taxes	23,178	24,330	42,220	43,001

Net income	$90,517	$91,181	$170,919	$174,440

Basic earnings per share	$0.65	$0.65	$1.22	$1.25
Diluted earnings per share (note 2)	$0.64	$0.64	$1.21	$1.22
Dividend declared per share	$0.30	$0.28	$0.60	$0.56
Basic shares outstanding (000’s)	139,926	140,048	140,118	140,104
Diluted shares outstanding (000’s)	141,148	142,202	141,532	142,468

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income	$90,517	$91,181	$170,919	$174,440
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	34,687	(107,949)	(87,421)	(233,057)

Comprehensive income (loss)	$125,204	$(16,768)	$83,498	$(58,617)

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$170,919	$174,440
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,920	37,451
Gain on divestment of business	-	(709)
Stock-based compensation costs	23,841	23,084
Impairment of cost-method investments	750	-
Impairment of long-lived assets	2,815	-
Excess tax benefit from stock-based compensation arrangements	(10,710)	(10,889)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	24,533	11,067
Inventories	8,751	(64,406)
Prepaid expenses, net deferred income taxes and other current assets	14,398	(4,309)
Accounts payable, accrued expenses and other liabilities	(5,705)	26,809

Net cash provided by operating activities	269,512	192,538

Cash flows from investing activities:
Purchases of property, plant and equipment	(30,934)	(39,675)
Patent registration costs	(4,902)	(4,810)
Business acquisitions, net of cash acquired	(152,118)	(17,781)
Investments in cost-method investments	(7,582)	(10,500)
Proceeds from divestiture of business	-	468
Payments on maturity of foreign currency contracts	(28,326)	(28,300)

Net cash used in investing activities	(223,862)	(100,598)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,066	9,931
Excess tax benefit from stock-based compensation arrangements	10,710	10,889
Purchases of treasury stock	(102,058)	(84,055)
Payment of business combination contingent consideration	(1,120)	(458)
Proceeds from borrowings, net of borrowing costs	200,000	149,000
Repayment of borrowings	(100,160)	(19)
Dividend paid	(84,054)	(78,477)

Net cash provided by (used in) financing activities	(68,616)	6,811

Effect of exchange rate changes on cash	(35,479)	(123,786)

Net increase/(decrease) in cash and cash equivalents	(58,445)	(25,035)
Cash and cash equivalents at beginning of period	717,249	905,730

Cash and cash equivalents at end of period	$658,804	$880,695

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$39,182	$28,930
Interest paid	$2,996	$2,744

Fair value of assets acquired, excluding cash	$73,560	$15,171
Liabilities assumed	(22,755)	(6,585)
Goodwill on acquisition	114,701	12,315
Deferred payments	(281)	(1,903)
Fair value of contingent consideration	(13,107)	(1,217)

Total purchase price, excluding contingent consideration	$152,118	$17,781

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

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

The condensed consolidated financial statements for the three and six months ended December 31, 2015 and 2014 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2015.

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

Stock options and restricted stock units of 244,638 and 199,443, for the three months ended December 31, 2015 and 2014, respectively, and stock options and restricted stock units of 176,669 and 176,725 for the six months ended December 31, 2015 and 2014, respectively were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the three and six months ended December 31, 2015 and 2014 are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Net Income	$90,517	$91,181	$170,919	$174,440
Denominator:
Basic weighted-average common shares outstanding	139,926	140,048	140,118	140,104
Effect of dilutive securities:
Stock options and restricted stock units	1,222	2,154	1,414	2,364
Diluted weighted average shares	141,148	142,202	141,532	142,468
Basic earnings per share	$0.65	$0.65	$1.22	$1.25
Diluted earnings per share	$0.64	$0.64	$1.21	$1.22

(3)	Inventories

Inventories were comprised of the following at December 31, 2015 and June 30, 2015 (in thousands):

	December 31, 2015	June 30, 2015
Raw materials	$63,474	$74,416
Work in progress	2,949	2,550
Finished goods	171,040	169,893
Total inventories	$237,463	$246,859

(4)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of December 31, 2015 and June 30, 2015 (in thousands):

	December 31, 2015	June 30, 2015
Machinery and equipment	$189,908	$198,047
Computer equipment	144,827	125,423
Furniture and fixtures	37,541	38,511
Vehicles	5,923	5,371
Clinical, demonstration and rental equipment	79,757	80,911
Leasehold improvements	32,080	31,553
Land	53,084	54,915
Buildings	229,592	235,515
	772,712	770,246
Accumulated depreciation and amortization	(397,488)	(382,488)
Property, plant and equipment, net	$375,224	$387,758

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(5)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at December 31, 2015 and June 30, 2015, was $32.4 million and $25.6 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the six months ended December 31, 2015 and 2014, we recognized $0.8 million and $Nil, respectively, of impairment losses related to our cost-method investments. We have determined, after the impairment charge, that the fair value of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the six months ended December 31, 2015 and 2014 (in thousands):

	Six Months Ended December 31,
	2015	2014
Balance at the beginning of the period	$25,600	$14,850
Investments	7,582	10,500
Impairment of cost-method investments	(750)	-
Balance at the end of the period	$32,432	$25,350

(6)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the six months ended December 31, 2015, and 2014 were as follows (in thousands):

	Six Months Ended December 31,
	2015	2014
Balance at the beginning of the period	$264,261	$289,312
Business acquisition	114,701	12,315
Foreign currency translation adjustments	(5,875)	(29,008)
Balance at the end of the period	$373,087	$272,619

Other Intangible Assets

Other intangible assets were comprised of the following as of December 31, 2015, and June 30, 2015 (in thousands):

	December 31, 2015	June 30, 2015
Developed/core product technology	$79,398	$67,548
Accumulated amortization	(52,694)	(50,373)
Developed/core product technology, net	26,704	17,175
Trade names	15,050	2,500
Accumulated amortization	(2,701)	(2,206)
Trade names, net	12,349	294
Non-compete agreements	3,052	1,747
Accumulated amortization	(1,722)	(1,704)
Non compete agreements, net	1,330	43
Customer relationships	55,045	30,538
Accumulated amortization	(21,078)	(19,308)
Customer relationships, net	33,967	11,230
Patents	68,066	66,585
Accumulated amortization	(49,085)	(48,185)
Patents, net	18,981	18,400
Total other intangibles, net	$93,331	$47,142

PART I – FINANCIAL INFORMATION	Item 1

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

(7)	Debt

Debt at December 31, 2015 and June 30, 2015 consisted of the following (in thousands):

	December 31, 2015	June 30, 2015
Short-term debt	$985	$-
Long-term debt	400,591	300,594
Total debt	$401,576	$300,594

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At December 31, 2015, the interest rate that was being charged on the outstanding principal amount was 1.4%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

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

At December 31, 2015, there was $400.0 million outstanding under the credit agreement. In addition, we had $1.0 million in short-term debt and $0.6 million in long-term debt which were assumed through our acquisitions.

(8)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the six months ended December 31, 2015 and 2014 are as follows (in thousands):

	Six Months Ended December 31,
	2015	2014
Balance at the beginning of the period	$9,823	$11,798
Warranty accruals for the period	5,169	3,503
Warranty costs incurred for the period	(4,523)	(2,857)
Foreign currency translation adjustments	(485)	(1,367)
Balance at the end of the period	$9,984	$11,077

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stock-Based Employee Compensation

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

We estimate the fair value stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Stock options:
Weighted average grant date fair value	$12.20	$10.58	$12.20	$10.58
Weighted average risk-free interest rate	1.70%	1.60%	1.70%	1.60%
Expected option life in years	4.9	4.9	4.9	4.9
Dividend yield	2.06%	2.15%	2.06%	2.15%
Expected volatility	27%	27%	27%	27%
ESPP purchase rights:
Weighted average grant date fair value	$13.93	$10.72	$14.07	$10.72
Weighted average risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Expected option life in years	6 months	6 months	6 months	6 months
Dividend yield	1.73% - 2.06%	2.17%	1.73% - 2.06%	2.00% - 2.17%
Expected volatility	26% - 32%	22%	26% - 32%	22% - 24%

(10)	Stockholders’ Equity

Common Stock. During the three months ended December 31, 2015 and 2014 we repurchased 0.7 million and 0.7 million shares at a cost of $40.1 million and $33.5 million, respectively. Since the inception of our share repurchase programs and through December 31, 2015, we have repurchased a total of 41.1 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2015, 13.6 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors designated 2,000,000 shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at December 31, 2015 and June 30, 2015.

Stock Options and Restricted Stock Units. We have granted stock options and restricted stock units to personnel, including officers and directors, in accordance with the ResMed Inc. 2009 Incentive Award Plan (the “2009 Plan”). The options have expiration dates of seven years from the date of grant and, the options and restricted stock units vest over one to four years. We have granted the options with an exercise price equal to the market value as determined at the date of grant.

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 43.7 million shares. The number of securities remaining available for future issuance under the 2009 Plan at December 31, 2015 is 12.7 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, that may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring, when up to 4.5 million shares of our common stock may be granted).

At December 31, 2015, there were $87.8 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.5 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at December 31, 2015 was $147.7 million and $41.9 million, respectively. The aggregate intrinsic value of the options exercised during the six months ended December 31, 2015 and 2014, was $25.3 million and $28.5 million, respectively.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes option activity during the six months ended December 31, 2015:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,809,238	$29.63	2.5
Granted	327,563	58.24
Exercised	(693,905)	19.46
Forfeited	(21,808)	41.24
Outstanding at end of period	2,421,088	$36.29	3.1
Exercise price of granted options	$58.24
Options exercisable at end of period	1,814,744	$30.61

The following table summarizes the activity of restricted stock units during the six months ended December 31, 2015:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,312,529	$43.65	1.2
Granted	697,550	54.89
Vested	(806,428)	39.41
Expired	(232,886)	37.87
Forfeited	(32,737)	45.22
Outstanding at end of period	1,938,028	$50.13	1.8

Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At December 31, 2015, the number of shares remaining available for future issuance under the ESPP is 1.4 million shares.

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

The following table summarizes our financial assets and liabilities, as at December 31, 2015 and June 30, 2015, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at December 31, 2015
Foreign currency hedging instruments, net	$-	$7,256	$-	$7,256
Business acquisition contingent consideration	$-	$-	$(13,438)	$(13,438)
Balances at June 30, 2015
Foreign currency hedging instruments, net	$-	$1,038	$-	$1,038
Business acquisition contingent consideration	$-	$-	$(1,584)	$(1,584)

We determine the fair value of our financial assets and liabilities as follows:

•	Foreign currency hedging instruments – These financial instruments are valued using third-party valuation models based on market observable inputs, including interest rate curves, on-market spot currency prices, volatilities and credit risk.

•

Contingent consideration – These liabilities include the fair value estimates of additional future payments that may be required for some of our previous business acquisitions based on the achievement of certain performance milestones. Each potential future payment is valued using the estimated probability of achieving each milestone, which is then discounted to present value.

The following is a reconciliation of changes in the fair value of contingent consideration for the six months ended December 31, 2015 and 2014 (in thousands):

	Six Months Ended December 31,
	2015	2014
Balance at the beginning of the period	$(1,584)	$(480)
Acquisition date fair value of contingent consideration	(13,107)	(1,217)
Changes in fair value included in operating income	105	132
Payments	1,120	458
Foreign currency translation adjustments	28	(22)
Balance at the end of the period	$(13,438)	$(1,129)

We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2015 or June 30, 2015.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(12)	Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, and within certain limits, we are liable to the leasing companies in the event of a customer default for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold with recourse during the six months ended December 31, 2015 and 2014, amounted to $31.5 million and $12.8 million, respectively. The maximum potential amount of contingent liability under these arrangements at December 31, 2015 and June 30, 2015 were $10.3 million, and $7.2 million, respectively. The recourse liability recognized by us at December 31, 2015 and June 30, 2015, in relation to these arrangements was $0.5 million and $0.5 million, respectively.

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

We held foreign currency instruments with notional amounts totaling $558.4 million and $576.5 million at December 31, 2015 and June 30, 2015, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to December 31, 2018.

The following table summarizes the amount and location of our derivative financial instruments as of December 31, 2015 and June 30, 2015 (in thousands):

	December 31, 2015	June 30, 2015	Balance Sheet Caption
Foreign currency hedging instruments	$7,569	$1,644	Other assets - current
Foreign currency hedging instruments	2,150	1,348	Other assets - non current
Foreign currency hedging instruments	(894)	(1,954)	Accrued expenses
Foreign currency hedging instruments	(1,569)	-	Other long-term liabilities
	$7,256	$1,038

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the six months ended December 31, 2015 and 2014, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Six Months Ended December 31,
	2015	2014
Foreign currency hedging instruments	$(22,953)	$(25,295)	Other, net
Other foreign-currency-denominated transactions	24,399	27,446	Other, net
	$1,446	$2,151

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

On October 2, 2015 we completed the acquisition of 100% of the shares in Curative Medical Technology Inc., a leading provider of non-invasive ventilation and sleep-disordered breathing medical devices and accessories in China. Curative has its manufacturing base in Suzhou, China, offices in Beijing, Germany and the United States, and a distributor network throughout China and in other select markets.

On November 6, 2015 we completed the acquisition of 100% of the shares in Maribo Medico A/S, a distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing and other respiratory disorders in Denmark and the Nordics.

On November 30, 2015 we completed the acquisition of 100% of the shares in Bennett Precision Tooling Pty Ltd, an Australian based company that designs and manufactures tools specializing in applications for Liquid Silicon Rubber.

These acquisitions have been accounted for as business combinations using purchase accounting and are included in our consolidated financial statements from their respective acquisition dates. The acquisitions are not considered a material business combination and accordingly pro forma information is not provided. The acquisitions were funded through cash on-hand. We have not incurred any material acquisition-related costs.

We have not completed the purchase price allocation in relation to these acquisitions as certain appraisals associated with the valuation of intangible assets and contingent consideration are not yet complete. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation during the quarter ending March 31, 2016. The cost of the acquisitions was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of these acquisitions, which is not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future. The preliminary fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

		Intangible assets - useful life
Current assets	$19,184
Property, plant and equipment	4,002
Tradenames	12,600	7 years
Non-compete	1,400	5 years
Developed technology	13,900	6 years
Customer relationships	25,703	5 to 8 years
Goodwill	114,701
Assets acquired	$191,490
Current liabilities	(12,396)
Deferred tax liabilities	(10,359)
Total liabilities assumed	$(22,755)
Net assets acquired	$168,735

(15)	Subsequent Events

On December 24, 2015, we entered into a definitive agreement to acquire Inova Labs, a leader in the portable oxygen concentrator market, which will add long-term oxygen therapy products to complement our non-invasive ventilators. The acquisition is expected to be completed during the quarter ending March 31, 2016. This acquisition will be accounted for as a business combination using purchase accounting and will be included in our condensed consolidated financial statements from the acquisition date. The acquisition is not considered a material business combination and will be funded by drawing on our existing credit facility. We have not incurred any material acquisition-related costs. The preliminary purchase price allocation will be completed during the quarter ending March 31, 2016.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2015 and elsewhere in this report.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and six months ended December 31, 2015. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the selected financial data and condensed consolidated financial statements and notes, included in this report.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three and six months ended December 31, 2015, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have endeavored to raise awareness through market and clinical initiatives highlighting the relationship between SDB/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During the three and six months ended December 31, 2015, we invested $29.0 million and $56.2 million, respectively on research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airflow generators, informatics solutions, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and flow generator categories.

In October 2015, we completed the acquisition of Curative Medical Technology Inc., a leading provider of non-invasive ventilation and sleep-disordered breathing medical devices and accessories in China. In January 2016, we announced a definitive agreement to acquire Inova Labs, a leader in the ultra-portable oxygen concentrator market, which will add long-term oxygen therapy products to complement our non-invasive ventilators, providing another therapy option for patients with chronic obstructive pulmonary disease, or COPD.

During the three months ended December 31, 2015, our net revenue increased by 7% compared to the three months ended December 31, 2014. Gross margin was 58.6% for the three months ended December 31, 2015 compared to 62.2% for the three months ended December 31, 2014. Diluted earnings per share for the three months ended December 31, 2015 was $0.64 per share, compared to $0.64 per share for the three months ended December 31, 2014.

At December 31, 2015, our cash and cash equivalents totaled $658.8 million, our total assets were $2.2 billion and our stockholders’ equity was $1.5 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended December 31, 2015 to $454.5 million compared to $423.0 million for the three months ended December 31, 2014, an increase of $31.6 million or 7% (a 13% increase on a constant currency basis). The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar unfavorably impacted revenues by approximately $21.7 million for the three months ended December 31, 2015.

Net revenue in North and Latin America for the three months ended December 31, 2015 was $269.5 million, compared to $231.0 million for the three months ended December 31, 2014, an increase of $38.6 million, or 17%. The increase in net revenue is primarily attributable to an increase in unit sales of our flow generators, masks and accessories, partially offset by a decline in average selling prices. Net revenue in markets outside North and Latin America, for the three months ended December 31, 2015, decreased to $185.0 million compared to $192.0 million for the three months ended December 31, 2014, a decrease of 4% (a 7% increase in constant currency terms).

Net revenue from the sales of flow generators, including humidifiers, for the three months ended December 31, 2015 totaled $260.0 million, an increase of 8% compared to the three months ended December 31, 2014 of $240.0 million, including an increase of 23% in North and Latin America and a decrease of 4% elsewhere (a 6% increase in constant currency terms). Net revenue from the sales of masks and other accessories for the three months ended December 31, 2015 totaled $194.5 million, an increase of 6% compared to the three months ended December 31, 2014 of $183.0 million, reflecting an increase of 11% in North and Latin America and a decrease of 2% elsewhere (an 8% increase in constant currency terms).

The following table summarizes the percentage movements in our net revenue for the three months ended December 31, 2015 compared to the three months ended December 31, 2014:

	North and Latin America	Markets outside North and Latin America	Total	Markets outside North and Latin America (Constant Currency)*	Total (Constant Currency)*
Flow generators	23%	-4%	8%	6%	14%
Masks and other accessories	11%	-2%	6%	8%	10%
Total	17%	-4%	7%	7%	13%

*	Constant currency numbers exclude the impact of movements in international currencies.

Net revenue for the six months ended December 31, 2015, was $866.2 million, compared to $803.4 million for the six months ended December 31, 2014, an increase of 8%. Movement in international currencies against the U.S. dollar unfavorably impacted net revenue by approximately $48.6 million during the six months ended December 31, 2015. Excluding the impact of unfavorable currency movements, total revenue for the six months ended December 31, 2015 increased by 14% compared to the six months ended December 31, 2014. For the six months ended December 31, 2015, revenue from sales of flow generators increased by 10% compared to the six months ended December 31, 2014, comprised of an increase of 30% in North and Latin America and a 7% decrease elsewhere (a 5% increase in constant currency terms). For the six months ended December 31, 2015, revenue from sales of mask systems and other accessories increased by 5% compared to the six months ended December 31, 2014, comprised of a 10% increase in North and Latin America and a 5% decrease elsewhere (a 7% increase in constant currency terms).

The following table summarizes the percentage movements in our net revenue for the six months ended December 31, 2015 compared to the six months ended December 31, 2014:

	North and Latin America	Markets outside North and Latin America	Total	Markets outside North and Latin America (Constant Currency)*	Total (Constant Currency)*
Flow generators	30%	-7%	10%	5%	17%
Masks and other accessories	10%	-5%	5%	7%	10%
Total	20%	-6%	8%	6%	14%

*	Constant currency numbers exclude the impact of movements in international currencies.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit increased for the three months ended December 31, 2015 to $266.5 million from $263.2 million for the three months ended December 31, 2014, an increase of $3.3 million or 1%. Gross profit as a percentage of net revenue for the three months ended December 31, 2015 decreased to 58.6% from 62.2% for the three months ended December 31, 2014.

Gross profit increased for the six months ended December 31, 2015 to $505.1 million from $500.5 million for the six months ended December 31, 2014, an increase of $4.6 million or 1%. Gross profit as a percentage of net revenue for the six months ended December 31, 2015 decreased to 58.3% from 62.3% for the six months ended December 31, 2014.

The decline in gross margins was primarily due to an unfavorable product mix as sales of our lower margin products represented a higher proportion of our sales, declines in our average selling prices and an unfavorable geographic mix with sales in our lower margin geographic areas representing a higher proportion of our overall sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the three months ended December 31, 2015 to $118.2 million from $122.5 million for the three months ended December 31, 2014, a decrease of $4.3 million or 4%. Selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $9.4 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended December 31, 2015 increased by 4% compared to the three months ended December 31, 2014. Selling, general and administrative expenses, as a percentage of net revenue, were 26.0% for the three months ended December 31, 2015, compared to 29.0% for the three months ended December 31, 2014.

Selling, general and administrative expenses decreased for the six months ended December 31, 2015 to $229.3 million from $233.0 million for the six months ended December 31, 2014, a decrease of $3.7 million or 2%. The selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $21.4 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the six months ended December 31, 2015 increased by 8% compared to the six months ended December 31, 2014. Selling, general and administrative expenses, as a percentage of net revenue, were 26.5% for the six months ended December 31, 2015, compared to 29.0% for the six months ended December 31, 2014.

The constant currency increase in selling, general and administrative expenses was primarily due to additional personnel to support our commercial activities, increased legal expenses and the impact of recent acquisitions.

Research and Development Expenses

Research and development expenses decreased for the three months ended December 31, 2015 to $29.0 million from $29.3 million for the three months ended December 31, 2014, a decrease of $0.3 million, or 1%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $4.5 million for the three months ended December 31, 2015, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 14% compared to the three months ended December 31, 2014. Research and development expenses, as a percentage of net revenue, were 6.4% for the three months ended December 31, 2015, compared to 6.9% for the three months ended December 31, 2014.

Research and development expenses decreased for the six months ended December 31, 2015 to $56.2 million from $59.3 million for the six months ended December 31, 2014, a decrease of $3.2 million or 5%. The research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $11.1 million for the six months ended December 31, 2015, as reported in U.S. dollars. Excluding the impact of foreign currency movements, our research and development expenses increased by 13% compared to the six months ended December 31, 2014. Research and development expenses, as a percentage of net revenue, were 6.5% for the six months ended December 31, 2015, compared to 7.4% for the six months ended December 31, 2014.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restructuring expenses

During the three months ended December 31, 2015 we incurred restructuring expenses of $6.9 million associated with rationalizing our European research & development operations and manufacturing facilities. The restructure cost consisted primarily of severance payments and an asset write-down of a legacy manufacturing facility.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended December 31, 2015 totaled $4.4 million and $6.7 million, respectively, compared to $2.3 million and $4.4 million for the three and six months ended December 31, 2014. The increase in amortization of acquired intangible assets for the three and six months ended December 31, 2015 was primarily due to our recent acquisitions.

Total Other Income, Net

Total other income, net for the three and six months ended December 31, 2015 was $5.7 million and $7.1 million, respectively, compared to $6.4 million and $13.6 million, for the three and six months ended December 31, 2014. The decrease in total other income, net, was due primarily to lower interest income resulting from lower interest rates on cash balances held and the depreciation of the Australian dollar against the U.S. dollar.

Income Taxes

Our effective income tax rate for the three months ended December 31, 2015 was approximately 20.4% as compared to approximately 21.1% for the three months ended December 31, 2014. Our effective income tax rate for the six months ended December 31, 2015 was approximately 19.8% as compared to approximately 19.8% for the six months ended December 31, 2014. Our effective income tax rate is affected by the geographic mix of our taxable income, including the lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. As of December 31, 2015, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend these earnings to be permanently reinvested outside the United States.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended December 31, 2015 was $90.5 million compared to net income of $91.2 million for the three months ended December 31, 2014, a decrease of 1% over the three months ended December 31, 2014. Our net income for the six months ended December 31, 2015 was $170.9 million compared to net income of $174.4 million for the six months ended December 31, 2014, a decrease of 2% over the six months ended December 31, 2014.

Our diluted earnings per share for the three and six months ended December 31, 2015 were $0.64 and $1.21 per diluted share, respectively, compared to $0.64 and $1.22 for the three and six months ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015 and June 30, 2015, we had cash and cash equivalents of $658.8 million and $717.2 million, respectively. Working capital was $1.1 billion and $1.2 billion, at December 31, 2015 and June 30, 2015, respectively.

As of December 31, 2015 and June 30, 2015, our cash and cash equivalent balances held within the United States amounted to $33.3 million and $32.0 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2015 and June 30, 2015, of $625.5 million and $685.2 million, respectively, were held by our non-U.S. subsidiaries and would be subject to tax if repatriated. If these funds were needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, we intend to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. Our cash and cash equivalent balances are held at highly rated financial institutions.

Inventories at December 31, 2015 were $237.5 million, a decrease of $9.4 million or 4% from the June 30, 2015 balance of $246.9 million. The decrease in inventories was due primarily to improved inventory management.

Accounts receivable at December 31, 2015 were $331.7 million, a decrease of $30.8 million or 9% over the June 30, 2015 accounts receivable balance of $362.6 million. Accounts receivable days outstanding of 64 days at December 31, 2015 was lower than the 69 days at June 30, 2015. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2015 was 3.5%, compared to 3.3% at June 30, 2015.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended December 31, 2015, we generated cash of $269.5 million from operations compared to $192.5 million for the six months ended December 31, 2014. Movements in foreign currency exchange rates during the six months ended December 31, 2015 had the effect of decreasing our cash and cash equivalents by $35.5 million, as reported in U.S. dollars. During the six months ended December 31, 2015 and 2014, we repurchased 1.9 million and 1.5 million shares at a cost of $102.1 million and $76.4 million, respectively. During the six months ended December 31, 2015 and 2014, we also paid dividends totaling $84.1 million and $78.5 million, respectively.

Capital expenditures for the six months ended December 31, 2015 and 2014 amounted to $30.9 million and $39.7 million, respectively. The capital expenditures for the six months ended December 31, 2015 primarily reflected investment in production tooling, equipment and machinery, computer hardware and software, and rental and loan equipment. At December 31, 2015, our balance sheet reflects net property, plant and equipment of $375.2 million compared to $387.8 million at June 30, 2015. Details of contractual obligations at December 31, 2015 are as follows:

		Payments Due by December 31,
In $000’s	Total	2016	2017	2018	2019	2020	Thereafter
External Debt	$401,576	$985	$29	$400,000	$-	$-	$562
Interest on External Debt	17,586	6,218	6,165	5,142	27	27	7
Operating Leases	62,507	17,671	13,079	9,531	5,294	4,116	12,816
Capital Leases	871	377	279	142	67	6	-
Purchase Obligations	101,535	101,535	-	-	-	-	-
Total	$584,075	$126,786	$19,552	$414,815	$5,388	$4,149	$13,385

Details of other commercial commitments as at December 31, 2015 are as follows:
		Amount of Commitment Expiration Per Period
In $000’s	Total	2016	2017	2018	2019	2020	Thereafter
Standby Letter of Credit	$8,740	$2,175	$-	$6,565	$-	$-	$-
Guarantees*	8,951	218	111	2	-	65	8,555
Total	$17,691	$2,393	$111	$6,567	$-	$65	$8,555

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At December 31, 2015, the interest rate that was being charged on the outstanding principal amount was 1.4%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2015, we were in compliance with our debt covenants and there was $400.0 million outstanding under the credit agreement. In addition, we had $1.0 million in short-term debt and $0.6 million in long-term debt which were assumed through our acquisitions.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Common Stock

During the six months ended December 31, 2015, we repurchased 1.9 million shares at a cost of $102.1 million. At December 31, 2015, we have repurchased a total of 41.1 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2015, 13.6 million additional shares can be repurchased under the current share repurchase program.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated balances by legal entity functional currency as of December 31, 2015 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Singapore Dollar (SGD)	Canadian Dollar (CAD)	Great Britain Pound (GBP)	Chinese Yuan (CNY)
AUD Functional:
Assets	-	279,970	171,085	(741)	-	-	8,102
Liabilities	-	(129,983)	(59,844)	(92)	-	(11,518)	(911)
Forward Contracts	-	(145,000)	(125,021)	-	-	11,791	(3,083)
Net Total	-	4,987	(13,780)	(833)	-	273	4,108
USD Functional:
Assets	-	-	-	-	12,612	-	-
Liability	-	-	(59)	-	(348)	-	-
Forward Contracts	-	-	-	-	(8,676)	-	-
Net Total	-	-	(59)	-	3,588	-	-
EURO Functional:
Assets	8	1,074	-	-	-	3,687	-
Liability	-	(1,245)	-	-	-	-	-
Forward Contracts	-	-	-	-	-	(4,422)	-
Net Total	8	(171)	-	-	-	(735)	-
GBP Functional:
Assets	-	177	55,044	-	-	-	-
Liability	-	(301)	(52,987)	-	-	-	-
Forward Contracts	-	-	-	-	-	-	-
Net Total	-	(124)	2,057	-	-	-	-
SGD Functional :
Assets	207	255,347	54,993	-	-	-	178
Liability	(2,916)	(136,521)	(34,705)	-	-	-	(715)
Forward Contracts	-	(130,000)	(21,743)	-	-	-	-
Net Total	(2,709)	(11,174)	(1,455)	-	-	-	(537)

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at December 31, 2015. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Year 3	Total	December 31, 2015	June 30, 2015
Receive AUD/Pay USD
Contract amount	145,000	-	-	145,000	3,509	(649)
Ave. contractual exchange rate	AUD 1 = USD 0.7097			AUD 1 = USD 0.7097
Receive AUD/Pay Euro
Contract amount	169,000	43,000	22,000	234,000	3,391	2,094
Ave. contractual exchange rate	AUD 1 = Euro 0.6707	AUD 1 = Euro 0.7150	AUD 1 = Euro 0.6579	AUD 1 = Euro 0.6773
Receive SGD/Pay Euro
Contract amount	22,000	-	-	22,000	(51)	52
Ave. contractual exchange rate	SGD 1 = Euro 0.6504			SGD 1 = Euro 0.6504
Receive SGD/Pay USD
Contract amount	130,000	-	-	130,000	(64)	(276)
Ave. contractual exchange rate	SGD 1 = USD 0.7058			SGD 1 = USD 0.7058
Receive GBP/Pay AUD
Contract amount	12,000	-	-	12,000	(431)	(96)
Ave. contractual exchange rate	AUD 1 = GBP 0.4774			AUD 1 = GBP 0.4774
Receive EUR/Pay GBP
Contract amount	4,000	-	-	4,000	61	(26)
Ave. contractual exchange rate	EUR 1 = GBP 0.7276			EUR 1 = GBP 0.7276
Receive AUD/Pay CNY
Contract amount	3,000	-	-	3,000	(97)	(66)
Ave. contractual exchange rate	AUD 1 = CNY 4.8800			AUD 1 = CNY 4.8800
Receive USD/Pay CAD
Contract amount	9,000	-	-	9,000	938	5
Ave. contractual exchange rate	USD 1 = CAD 1.2482			USD 1 = CAD 1.2482

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At December 31, 2015, we held cash and cash equivalents of $658.8 million, principally comprised of bank term deposits and at-call accounts, and they are invested at short-term fixed and variable interest rates. At December 31, 2015, we had total debt of $401.6 million, of which $400.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended December 31, 2015, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

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

In 2013, we filed actions in the U.S. and Germany against Chinese manufacturer BMC Medical Co., Ltd and its U.S. distributor, 3B Medical, Inc. to stop the infringement of several ResMed patents. The U.S. International Trade Commission initiated an investigation, and in December 2014, ruled that certain of BMC’s masks infringed ResMed’s patents and should be excluded from importation or sale in the US. BMC subsequently notified the Commission that it discontinued US sales of the mask products affected by the Commission’s order. The International Trade Commission also ruled that the claims of the ResMed patent asserted against BMC’s humidifier were anticipated by prior art, invalidated those claims, and declined to exclude BMC’s humidifier products from importation or sale. Each party has appealed the International Trade Commission’s ruling. A companion case in the United States District Court for the Southern District of California remains stayed pending those appeals. BMC also instituted companion proceedings in the United States Patent and Trademark Office (“USPTO”) challenging the validity of various claims from the ResMed humidifier patent asserted against BMC in the ITC case described above. In January 2016, the USPTO invalidated certain of the claims from the ResMed humidifier patent, including the claims asserted against BMC in the ITC. However, the USPTO rejected BMC’s challenge to two newer claims from the ResMed humidifier patent, limiting BMC’s right to challenge the validity of those claims in the future.

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

In 2015, BMC’s U.S. distributor, 3B Medical, Inc., filed suit in the United States District Court for the Middle District of Florida against ResMed Inc. and ResMed Corp. for alleged federal and state antitrust violations. Specifically, 3B Medical alleges that in addition to enforcing its patents, ResMed has entered into exclusive dealing arrangements with customers, tied sales of masks to sales of flow generators, and spread false information that 3B would go out of business due to ResMed’s patent infringement action. 3B Medical seeks damages and an injunction. ResMed Inc. has been dismissed from the case, and ResMed Corp. has denied the allegations. 3B sought permission to amend its complaint to add three ResMed customers to the action. That motion was granted. 3B has until January 28, 2016, to file its first amended complaint.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2015, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject. As of December 31, 2015, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2015 with the exception of the following:

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

Our products are the subject of clinical trials conducted by us, our competitors, or other third parties, the results of which may be unfavorable, or perceived as unfavorable, and could have a material adverse effect on our business, financial condition, and results of operations. As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, or for other reasons, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. We, our competitors, or other third parties may also conduct clinical trials involving our commercially marketed products. The results of clinical trials may be unfavorable or inconsistent with previous findings, or could identify safety signals associated with our products. For example, on May 13, 2015, we announced the preliminary analysis of the data from the SERVE-HF clinical trial, which was designed to assess whether the treatment of moderate to severe predominant central sleep apnea with Adaptive Servo-Ventilation (ASV) therapy could reduce mortality and morbidity in patients with symptomatic chronic heart failure. The preliminary headline results showed no significant difference with respect to all-cause mortality and hospitalization. However, the analysis of the data identified a statistically significant, 2.5 percent absolute, increased risk of cardiovascular

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

mortality for those patients in the trial who received ASV therapy with moderate to severe predominant central sleep apnea and symptomatic chronic heart failure with reduced ejection fraction. We are working with global regulatory authorities to revise the labels and instructions for use for ResMed ASV devices as well as informing healthcare providers, physicians, and patients of the cardiovascular safety signal observed in SERVE-HF. Current or future clinical trials may not meet primary endpoints, may reveal disadvantages of our products and solutions for various markets we address, or could generate unfavorable or inconsistent clinical data. Clinical data, or the market’s or regulatory bodies’ perception of the clinical data, may adversely impact our ability to obtain product clearances or approvals, and our position in, and share of, the markets in which we participate. Moreover, if these clinical trials identify serious safety issues associated with our marketed products, potentially adverse consequences could result, including that regulatory authorities could withdraw clearances or approvals of our products, we could be required to halt the marketing and sales of our products or recall our products, we could be required to update our product labeling with additional warnings, we could be sued and held liable for harm caused to patients, and our reputation may suffer. Any of these could have a material adverse impact on our business, financial condition, and results of operations.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
October 1 - 31, 2015	0	0	40,386,234	14,329,779
November 1 - 30, 2015	318,969	58.11	40,705,203	14,010,810
December 1 - 31, 2015	381,031	56.52	41,086,234	13,629,779
Total	700,000	$57.24	41,086,234	13,629,779

(1)

On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since the inception of the share buyback programs, we have repurchased 41.1 million shares at a total cost of $1.5 billion.

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

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed on January 27, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

January 27, 2016

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)