Form 10-Q
period 2016-03-31
RESMED INC
filed 2016-04-29
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At April 20, 2016, there were 140,409,807 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,086,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.     Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$718,495	$717,249
Accounts receivable, net of allowance for doubtful accounts of $13,165 and $12,276 at March 31, 2016 and June 30, 2015, respectively	358,171	362,568
Inventories (note 3)	232,930	246,859
Prepaid expenses and other current assets	90,498	81,168

Total current assets	1,400,094	1,407,844
Non-current assets:
Property, plant and equipment, net (note 4)	386,771	387,758
Goodwill and other intangible assets, net (note 6)	572,900	311,403
Deferred income taxes	44,119	46,380
Other assets	40,726	28,389

Total non-current assets	1,044,516	773,930

Total assets	$2,444,610	$2,181,774

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	77,642	81,112
Accrued expenses	152,403	132,976
Deferred revenue	38,481	36,097
Income taxes payable	17,982	16,278

Total current liabilities	286,508	266,463

Non-current liabilities:
Deferred income taxes	8,297	6,372
Deferred revenue	36,509	19,284
Long-term debt (note 7)	435,609	300,594
Other long-term liabilities	2,522	-
Income taxes payable	1,754	1,754

Total non-current liabilities	484,691	328,004

Total liabilities	771,199	594,467

Commitments and contingencies (note 12)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 181,453,812 issued and 140,367,578 outstanding at March 31, 2016 and 179,660,939 issued and 140,474,705 outstanding at June 30, 2015	561	562
Additional paid-in capital	1,290,929	1,228,795
Retained earnings	2,109,371	1,976,020
Treasury stock, at cost, 41,086,234 shares at March 31, 2016, and 39,186,234 shares at June 30, 2015	(1,546,611)	(1,444,554)
Accumulated other comprehensive loss	(180,839)	(173,516)

Total stockholders’ equity	1,673,411	1,587,307

Total liabilities and stockholders’ equity	$2,444,610	$2,181,774

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net revenue	$453,879	$422,497	$1,320,066	$1,225,848
Cost of sales (excluding amortization of acquired intangible assets)	193,999	171,066	555,058	473,882

Gross profit	259,880	251,431	765,008	751,966

Operating expenses:
Selling, general and administrative	122,901	116,336	352,214	349,377
Research and development	28,109	27,024	84,271	86,342
Restructuring expenses	-	-	6,914	-
Amortization of acquired intangible assets	4,558	2,203	11,294	6,558

Total operating expenses	155,568	145,563	454,693	442,277

Income from operations	104,312	105,868	310,315	309,689

Other income, net:
Interest income, net	2,131	4,761	8,028	15,765
Other, net	2,553	3,729	3,791	6,346

Total other income, net	4,684	8,490	11,819	22,111

Income before income taxes	108,996	114,358	322,134	331,800
Income taxes	20,538	23,375	62,757	66,376

Net income	$88,458	$90,983	$259,377	$265,424

Basic earnings per share	$0.63	$0.65	$1.85	$1.89
Diluted earnings per share (note 2)	$0.63	$0.64	$1.83	$1.86
Dividend declared per share	$0.30	$0.28	$0.90	$0.84
Basic shares outstanding (000’s)	140,187	140,792	140,140	140,341
Diluted shares outstanding (000’s)	141,040	142,813	141,399	142,614

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net income	$88,458	$90,983	$259,377	$265,424
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	80,098	(118,003)	(7,323)	(351,060)

Comprehensive income (loss)	$168,556	$(27,020)	$252,054	$(85,636)

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$259,377	$265,424
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,827	55,310
Gain on divestment of business	-	(709)
Stock-based compensation costs	34,779	34,802
Impairment of cost-method investments	750	-
Impairment of long-lived assets	2,815	-
Excess tax benefit from stock-based compensation arrangements	(13,312)	(20,738)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,798	(14,814)
Inventories	26,012	(80,793)
Prepaid expenses, net deferred income taxes and other current assets	99	(3,487)
Accounts payable, accrued expenses and other liabilities	18,516	48,484

Net cash provided by operating activities	391,661	283,479

Cash flows from investing activities:
Purchases of property, plant and equipment	(44,133)	(50,266)
Patent registration costs	(6,891)	(7,109)
Business acquisitions, net of cash acquired	(242,645)	(26,956)
Investments in cost-method investments	(8,215)	(10,500)
Proceeds from divestiture of business	-	468
Payments on maturity of foreign currency contracts	(5,711)	(25,232)

Net cash used in investing activities	(307,595)	(119,595)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	16,937	23,176
Excess tax benefit from stock-based compensation arrangements	13,312	20,738
Purchases of treasury stock	(102,058)	(103,295)
Payment of business combination contingent consideration	(1,228)	(458)
Proceeds from borrowings, net of borrowing costs	310,000	160,000
Repayment of borrowings	(193,092)	(1,527)
Dividend paid	(126,026)	(117,862)

Net cash used in financing activities	(82,155)	(19,228)

Effect of exchange rate changes on cash	(665)	(184,061)

Net increase/(decrease) in cash and cash equivalents	1,246	(39,405)
Cash and cash equivalents at beginning of period	717,249	905,730

Cash and cash equivalents at end of period	$718,495	$866,325

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$55,679	$33,831
Interest paid	$4,887	$4,253

Fair value of assets acquired, excluding cash	$125,133	$19,077
Liabilities assumed	(58,914)	(8,385)
Goodwill on acquisition	189,639	19,122
Deferred payments	(106)	(1,641)
Fair value of contingent consideration	(13,107)	(1,217)

Total cash component of purchase price	$242,645	$26,956

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

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

The condensed consolidated financial statements for the three and nine months ended March 31, 2016 and 2015 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2015.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires entities to classify all deferred tax assets and liabilities as non-current on the balance sheet. The standard may be adopted on either a prospective or retrospective basis. The standard is effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. Effective March 31, 2016, we adopted ASU 2015-17 and applied the new standard retrospectively. As a result of applying ASU 2015-17 to the previously reported Consolidated Balance Sheet as of June 30, 2015, deferred income taxes within the total current assets decreased by approximately $36.3 million and the deferred income taxes within the total non-current assets increased by approximately $33.9 million, respectively; deferred income taxes within the total current liabilities decreased by approximately $0.8 million and the deferred income taxes within total non-current liabilities decreased by approximately $1.7 million, respectively. There was no effect on our stockholders’ equity or to the consolidated statements of income as a result of this adoption.

On March 30, 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes certain aspects of the accounting for share-based payment award transactions, including: accounting for income taxes; classification of excess tax benefits on the statement of cash flows; forfeitures; minimum statutory tax withholding requirements; and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. We are currently assessing the impact of the adoption of ASU 2016-09 on our financial condition, results of operations and cash flows.

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

Stock options and restricted stock units of 347,630 and Nil, for the three months ended March 31, 2016 and 2015, respectively, and stock options and restricted stock units of 255,573 and 125,255 for the nine months ended March 31, 2016 and 2015, respectively were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended March 31, 2016 and 2015 are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Numerator:
Net Income	$88,458	$90,983	$259,377	$265,424
Denominator:
Basic weighted-average common shares outstanding	140,187	140,792	140,140	140,341
Effect of dilutive securities:
Stock options and restricted stock units	853	2,021	1,259	2,273
Diluted weighted average shares	141,040	142,813	141,399	142,614
Basic earnings per share	$0.63	$0.65	$1.85	$1.89
Diluted earnings per share	$0.63	$0.64	$1.83	$1.86

(3)	Inventories

Inventories were comprised of the following at March 31, 2016 and June 30, 2015 (in thousands):

	March 31, 2016	June 30, 2015
Raw materials	$73,163	$74,416
Work in progress	2,655	2,550
Finished goods	157,112	169,893
Total inventories	$232,930	$246,859

(4)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of March 31, 2016 and June 30, 2015 (in thousands):

	March 31, 2016	June 30, 2015
Machinery and equipment	$200,325	$198,047
Computer equipment	146,455	125,423
Furniture and fixtures	40,589	38,511
Vehicles	8,255	5,371
Clinical, demonstration and rental equipment	83,461	80,911
Leasehold improvements	34,508	31,553
Land	54,929	54,915
Buildings	233,860	235,515
	802,382	770,246
Accumulated depreciation and amortization	(415,611)	(382,488)
Property, plant and equipment, net	$386,771	$387,758

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(5)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at March 31, 2016 and June 30, 2015, was $33.1 million and $25.6 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the nine months ended March 31, 2016 and 2015, we recognized $0.8 million and $Nil, respectively, of impairment losses related to our cost-method investments. We have determined, after the impairment charge, that the fair value of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the nine months ended March 31, 2016 and 2015 (in thousands):

	Nine Months Ended March 31,
	2016	2015
Balance at the beginning of the period	$25,600	$14,850
Investments	8,215	10,500
Impairment of cost-method investments	(750)	-
Balance at the end of the period	$33,065	$25,350

(6)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the nine months ended March 31, 2016, and 2015 were as follows (in thousands):

	Nine Months Ended March 31,
	2016	2015
Balance at the beginning of the period	$264,261	$289,312
Business acquisition	189,639	19,122
Foreign currency translation adjustments	4,376	(52,854)
Balance at the end of the period	$458,276	$255,580

Other Intangible Assets

Other intangible assets were comprised of the following as of March 31, 2016, and June 30, 2015 (in thousands):

	March 31, 2016	June 30, 2015
Developed/core product technology	$88,939	$67,548
Accumulated amortization	(57,211)	(50,373)
Developed/core product technology, net	31,728	17,175
Trade names	19,955	2,500
Accumulated amortization	(3,283)	(2,206)
Trade names, net	16,672	294
Non-compete agreements	3,137	1,747
Accumulated amortization	(1,854)	(1,704)
Non compete agreements, net	1,283	43
Customer relationships	68,603	30,538
Accumulated amortization	(24,048)	(19,308)
Customer relationships, net	44,555	11,230
Patents	73,670	66,585
Accumulated amortization	(53,284)	(48,185)
Patents, net	20,386	18,400
Total other intangibles, net	$114,624	$47,142

PART I – FINANCIAL INFORMATION	Item 1

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

(7)	Debt

Debt at March 31, 2016 and June 30, 2015 consisted of the following (in thousands):

	March 31, 2016	June 30, 2015
Long-term debt	435,609	300,594
Total debt	$435,609	$300,594

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At March 31, 2016, the interest rate that was being charged on the outstanding principal amount was 1.4%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

When we entered into the credit agreement, we used a portion of the proceeds from the initial funding of the credit facility to repay the outstanding balance under our previous revolving credit facility with Union Bank, N.A and other lenders. On that repayment, the previous credit agreement was terminated and the commitments under the previous credit agreement were also terminated.

Our obligations under the current credit agreement are unsecured but are guaranteed by two of our U.S. subsidiaries. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum leverage ratio of funded debt to EBITDA (as defined in the credit agreement) and an interest coverage ratio. The entire principal amount of the credit facility and any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs, as defined in the credit agreement. Events of default under the credit agreement include failure to make payments when due, the occurrence of a default in the performance of any covenants in the credit agreement or related documents, or certain changes of control of ResMed Inc., ResMed Corp., ResMed Motor Technologies Inc., ResMed Limited, ResMed Holdings Ltd/LLC or ResMed EAP Holdings LLC. We recently amended the terms of the credit agreement. For a description of the amended credit agreement, see Note 15—Subsequent Events.

At March 31, 2016, there was $435.0 million outstanding under the credit agreement. In addition, at March 31, 2016, we had $0.6 million in long-term debt which was assumed through our acquisitions.

(8)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the nine months ended March 31, 2016 and 2015 are as follows (in thousands):

	Nine Months Ended March 31,
	2016	2015
Balance at the beginning of the period	$9,823	$11,798
Warranty accruals for the period	9,283	4,754
Warranty costs incurred for the period	(6,929)	(4,821)
Foreign currency translation adjustments	106	(1,978)
Balance at the end of the period	$12,283	$9,753

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Stock-Based Employee Compensation

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

We estimate the fair value stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Stock options:
Weighted average grant date fair value	$11.61	$-	$12.18	$10.58
Weighted average risk-free interest rate	1.29%	-	1.66%	1.60%
Expected option life in years	4.9	-	4.9	4.9
Dividend yield	2.09%	-	2.06% - 2.09%	2.15% - 2.15%
Expected volatility	27%	-	27% - 27%	27% - 27%
ESPP purchase rights:
Weighted average grant date fair value	$13.78	$10.72	$13.88	$10.72
Weighted average risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Expected option life in years	6 months	6 months	6 months	6 months
Dividend yield	2.06%	2.17%	1.99% - 2.06%	2.00% - 2.17%
Expected volatility	32%	22%	31% - 32%	22% - 24%

During the nine months ended March 31, 2016 and 2015, we granted 208,000 and 216,000 performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative total stockholder return over a three-year period, up to a maximum amount to be issued under the award of 200% of the original grant. The weighted average fair value of PRSUs granted during the nine months ended March 31, 2016 and 2015 was estimated at $53.11 and $51.12 per PRSU, respectively, using a Monte-Carlo simulation valuation model.

(10)	Stockholders’ Equity

Common Stock. We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the three months ended March 31, 2016. During the three months ended March 31, 2015 we repurchased 0.3 million shares at a cost of $20.3 million. Since the inception of our share repurchase programs and through March 31, 2016, we have repurchased a total of 41.1 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2016, 13.6 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors designated 2,000,000 shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at March 31, 2016 and June 30, 2015.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 43.7 million shares. The number of securities remaining available for future issuance under the 2009 Plan at March 31, 2016 is 12.9 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, that may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring, when up to 4.5 million shares of our common stock may be granted).

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2016, there were $75.6 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.4 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at March 31, 2016 was $148.7 million and $38.4 million, respectively. The aggregate intrinsic value of the options exercised during the nine months ended March 31, 2016 and 2015, was $36.8 million and $64.0 million, respectively.

The following table summarizes option activity during the nine months ended March 31, 2016:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,809,238	$29.63	2.5
Granted	336,176	58.22
Exercised	(1,066,264)	21.95
Forfeited	(27,833)	40.78
Outstanding at end of period	2,051,317	$38.14	2.3
Exercise price of granted options	$58.22
Options exercisable at end of period	1,491,430	$32.04

The following table summarizes the activity of restricted stock units during the nine months ended March 31, 2016:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,312,529	$43.65	1.2
Granted	703,227	54.88
Vested	(823,564)	39.44
Expired	(251,945)	38.22
Forfeited	(68,323)	45.46
Outstanding at end of period	1,871,924	$50.39	2.39

Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At March 31, 2016, the number of shares remaining available for future issuance under the ESPP is 1.4 million shares.

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

The following table summarizes our financial assets and liabilities, as at March 31, 2016 and June 30, 2015, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at March 31, 2016
Foreign currency hedging instruments, net	$-	$6,777	$-	$6,777
Business acquisition contingent consideration	$-	$-	$(13,357)	$(13,357)
Balances at June 30, 2015
Foreign currency hedging instruments, net	$-	$1,038	$-	$1,038
Business acquisition contingent consideration	$-	$-	$(1,584)	$(1,584)

We determine the fair value of our financial assets and liabilities as follows:

•	Foreign currency hedging instruments – These financial instruments are valued using third-party valuation models based on market observable inputs, including interest rate curves, on-market spot currency prices, volatilities and credit risk.

•	Contingent consideration – These liabilities include the fair value estimates of additional future payments that may be required for some of our previous business acquisitions based on the achievement of certain performance milestones. Each potential future payment is valued using the estimated probability of achieving each milestone, which is then discounted to present value.

The following is a reconciliation of changes in the fair value of contingent consideration for the nine months ended March 31, 2016 and 2015 (in thousands):

	Nine Months Ended March 31,
	2016	2015
Balance at the beginning of the period	$(1,584)	$(480)
Acquisition date fair value of contingent consideration	(13,107)	(1,217)
Changes in fair value included in operating income	154	132
Payments	1,228	458
Foreign currency translation adjustments	(48)	33
Balance at the end of the period	$(13,357)	$(1,074)

We did not have any significant non-financial assets or liabilities measured at fair value on March 31, 2016 or June 30, 2015.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(12)	Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, and within certain limits, we are liable to the leasing companies in the event of a customer default for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold with recourse during the nine months ended March 31, 2016 and 2015, amounted to $49.6 million and $20.1 million, respectively. The maximum potential amount of contingent liability under these arrangements at March 31, 2016 and June 30, 2015 were $10.1 million, and $7.2 million, respectively. The recourse liability recognized by us at March 31, 2016 and June 30, 2015, in relation to these arrangements was $0.6 million and $0.5 million, respectively.

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

We held foreign currency instruments with notional amounts totaling $636.2 million and $576.5 million at March 31, 2016 and June 30, 2015, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to March 31, 2019.

The following table summarizes the amount and location of our derivative financial instruments as of March 31, 2016 and June 30, 2015 (in thousands):

	March 31, 2016	June 30, 2015	Balance Sheet Caption
Foreign currency hedging instruments	$4,905	$1,644	Other assets - current
Foreign currency hedging instruments	4,201	1,348	Other assets - non current
Foreign currency hedging instruments	(537)	(1,954)	Accrued expenses
Foreign currency hedging instruments	(1,792)	-	Other long-term liabilities
	$6,777	$1,038

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the nine months ended March 31, 2016 and 2015, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Nine Months Ended March 31,
	2016	2015
Foreign currency hedging instruments	$(1,095)	$(26,654)	Other, net
Other foreign-currency-denominated transactions	4,837	32,099	Other, net
	$3,742	$5,445

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

On January 29, 2016 we completed the acquisition of 100% of the shares in Inova Labs Inc. (“Inova Labs”), a medical device company specializing in the development and commercialization of innovative oxygen therapy products.

These acquisitions have been accounted for as business combinations using purchase accounting and are included in our consolidated financial statements from their respective acquisition dates. The acquisitions, individually and collectively, are not considered a material business combination and accordingly pro forma information is not provided. The acquisitions were funded through cash on-hand and by drawing on our existing credit facility. During the three months ended March 31, 2016, we recorded $3.6 million in acquisition-related expenses including expenses associated with the acquisition of Brightree LLC which was completed on April 4, 2016, as discussed in Note 15 – Subsequent Events.

We have not completed the purchase price allocation in relation to these acquisitions as certain appraisals associated with the valuation of intangible assets and contingent consideration are not yet complete. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation during the quarter ending June 30, 2016. The cost of the acquisitions was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of these acquisitions, which is not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future. The preliminary fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

		Intangible assets - useful life
Current assets	$47,597
Property, plant and equipment	4,575
Tradenames	17,400	7 years
Non-compete	1,400	5 years
Developed technology	20,515	5 years
Customer relationships	37,303	5 to 8 years
Goodwill	189,639
Assets acquired	$318,429

Current liabilities	(19,550)
Debt assumed	(20,305)
Deferred tax liabilities	(19,059)
Total liabilities assumed	$(58,914)
Net assets acquired	$259,515

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(15)	Subsequent Events

On April 4, 2016 (the “Closing Date”) we completed the acquisition of Brightree LLC (“Brightree”), a leading provider of cloud-based clinical and business management software for the post-acute care industry, for a total purchase consideration paid of $800 million, subject to certain post-closing adjustments. This acquisition will be accounted for as a business combination using purchase accounting and will be included in our consolidated financial statements from the acquisition date. We expect that the preliminary purchase price allocation will be completed during the quarter ending June 30, 2016.

In connection with the Brightree acquisition, on the Closing Date, we entered into an amendment to our existing revolving credit agreement to increase the size of the revolving credit facility from $700 million to $1 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million and make other modifications to provide for the acquisition of Brightree. Our obligations under the revolving credit agreement (as amended by the amendment) are also guaranteed by certain of ResMed’s direct and indirect U. S. subsidiaries, including ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., and Inova Labs, Inc., under an unconditional guaranty. The amendment contemplates that Brightree, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC will be joined as guarantors within 30 days after the closing date. Our obligations under the revolving credit agreement remain unsecured. On the Closing Date, the proceeds from the funding of the term loan credit facility were used to pay a portion of the acquisition consideration for the Brightree acquisition, as well as to pay fees and expenses in connection with the acquisition, the amendment to the revolving credit agreement and the Term Loan Credit Agreement (as described below).

On the Closing Date, in connection with the Brightree acquisition, we also entered into a credit agreement (the “term loan credit agreement”) providing a $300 million senior unsecured one-year term loan credit facility. Our obligations under the term loan credit agreement are also guaranteed by certain of ResMed’s direct and indirect U.S. subsidiaries, including ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., and Inova Labs, Inc., under an unconditional guaranty. The term loan credit agreement contemplates that Brightree, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC will be joined as guarantors within 30 days after the Closing Date. The term loan credit facility terminates on April 3, 2017, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the term loan credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Term Loan Credit Agreement) plus 0.0% to 1.0% (depending on the then-applicable leverage ratio). On the Closing Date, the proceeds from the funding of the term loan credit facility were used to pay a portion of the consideration for the Brightree acquisition, as well as to pay fees and expenses in connection with the acquisition, the amendment to the revolving credit agreement and the term loan credit agreement.

Our obligations under the term loan credit agreement are unsecured. The term loan credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of funded debt to EBITDA (as defined in the term loan credit agreement) and an interest coverage ratio.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and nine months ended March 31, 2016. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the selected financial data and condensed consolidated financial statements and notes, included in this report.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing (“SDB”) and other respiratory disorders. During the three and nine months ended March 31, 2016, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market. In our efforts, we have endeavored to raise awareness through market and clinical initiatives highlighting the relationship between SDB/obstructive sleep apnea and co-morbidities, such as cardiac disease, diabetes, hypertension and obesity, as well as the dangers of sleep apnea in regard to occupational health and safety, especially in the transport industry.

We are committed to ongoing investment in research and development and product enhancements. During the three and nine months ended March 31, 2016, we invested $28.1 million and $84.3 million, respectively on research and development activities. Since the development of continuous positive airway pressure (“CPAP”) therapy, we have developed a number of innovative products for SDB and other respiratory disorders including airdevices, informatics solutions, diagnostic products, mask systems, headgear and other accessories. Our new product release schedule remains active across both our mask and device categories.

In January 2016 we completed the acquisition of Inova Labs, a medical device company specializing in the development and commercialization of innovative oxygen therapy products. The acquisition will add long-term oxygen therapy products to complement our non-invasive ventilators, providing another therapy option for patients with chronic obstructive pulmonary disease, or COPD.

More recently, in April 2016 we completed the acquisition of Brightree, a leader in business management and clinical software applications for the post-acute care industry. We believe Brightree’s positioning is well-aligned with our strategy of striving to provide best-in-class customer efficiencies and improved patient outcomes, through industry-leading, end-to-end informatics solutions.

During the three months ended March 31, 2016, our net revenue increased by 7% compared to the three months ended March 31, 2015. Gross margin was 57.3% for the three months ended March 31, 2016 compared to 59.5% for the three months ended March 31, 2015. Diluted earnings per share for the three months ended March 31, 2016 was $0.63 per share, compared to $0.64 per share for the three months ended March 31, 2015.

At March 31, 2016, our cash and cash equivalents totaled $718.5 million, our total assets were $2.4 billion and our stockholders’ equity was $1.7 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue increased for the three months ended March 31, 2016 to $453.9 million compared to $422.5 million for the three months ended March 31, 2015, an increase of $31.4 million or 7% (a 9% increase on a constant currency basis). The increase in net revenue is primarily attributable to an increase in unit sales of our devices, masks and accessories and incremental revenue associated with our recent acquisitions, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar unfavorably impacted revenues by approximately $6.3 million for the three months ended March 31, 2016.

Net revenue in North and Latin America for the three months ended March 31, 2016 was $282.2 million, compared to $250.9 million for the three months ended March 31, 2015, an increase of $31.3 million, or 12%. The increase in net revenue in North and Latin America is primarily attributable to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices. Net revenue in markets outside North and Latin America, for the three months ended March 31, 2016, was $171.7 million compared to $171.6 million for the three months ended March 31, 2015, an increase of $0.1 million or 0% (a 3% increase in constant currency terms).

Net revenue from the sales of devices, including humidifiers, for the three months ended March 31, 2016 totaled $269.9 million, an increase of 8% compared to the three months ended March 31, 2015 of $249.0 million, including an increase of 15% in North and Latin America and an increase of 1% elsewhere (a 3% increase in constant currency terms). Net revenue from the sales of masks and other accessories for the three months ended March 31, 2016 totaled $184.0 million, an increase of 6% compared to the three months ended March 31, 2015 of $173.5 million, reflecting an increase of 10% in North and Latin America and a decrease of 1% elsewhere (a 3% increase in constant currency terms).

The following table summarizes the percentage movements in our net revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	North and Latin America	Markets outside North and Latin America	Total	Markets outside North and Latin America (Constant Currency)*	Total (Constant Currency)*
Devices	15%	1%	8%	3%	11%
Masks and other accessories	10%	-1%	6%	3%	7%
Total	12%	0%	7%	3%	9%

*	Constant currency numbers exclude the impact of movements in international currencies.

Net revenue for the nine months ended March 31, 2016, was $1,320.1 million, compared to $1,225.8 million for the nine months ended March 31, 2015, an increase of 8%. Movement in international currencies against the U.S. dollar unfavorably impacted net revenue by approximately $54.8 million during the nine months ended March 31, 2016. Excluding the impact of unfavorable currency movements, total revenue for the nine months ended March 31, 2016 increased by 12% compared to the nine months ended March 31, 2015. For the nine months ended March 31, 2016, revenue from sales of devices increased by 9% compared to the nine months ended March 31, 2015, comprised of an increase of 24% in North and Latin America and a 4% decrease elsewhere (a 5% increase in constant currency terms). For the nine months ended March 31, 2016, revenue from sales of mask systems and other accessories increased by 5% compared to the nine months ended March 31, 2015, comprised of a 10% increase in North and Latin America and a 4% decrease elsewhere (a 6% increase in constant currency terms).

The following table summarizes the percentage movements in our net revenue for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015:

	North and Latin America	Markets outside North and Latin America	Total	Markets outside North and Latin America (Constant Currency)*	Total (Constant Currency)*
Devices	24%	-4%	9%	5%	15%
Masks and other accessories	10%	-4%	5%	6%	9%
Total	17%	-4%	8%	5%	12%

*	Constant currency numbers exclude the impact of movements in international currencies.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit increased for the three months ended March 31, 2016 to $259.9 million from $251.4 million for the three months ended March 31, 2015, an increase of $8.4 million or 3%. Gross profit as a percentage of net revenue for the three months ended March 31, 2016 decreased to 57.3% from 59.5% for the three months ended March 31, 2015.

Gross profit increased for the nine months ended March 31, 2016 to $765.0 million from $752.0 million for the nine months ended March 31, 2015, an increase of $13.0 million or 2%. Gross profit as a percentage of net revenue for the nine months ended March 31, 2016 decreased to 58.0% from 61.3% for the nine months ended March 31, 2015.

The decline in gross margins was primarily due to an unfavorable product mix as sales of our lower margin products represented a higher proportion of our sales, declines in our average selling prices, an unfavorable geographic mix with sales in our lower margin geographic areas representing a higher proportion of our overall sales and higher warranty costs mainly due to an increase in unit sales of our devices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2016 to $122.9 million from $116.3 million for the three months ended March 31, 2015, an increase of $6.6 million or 6%. Selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $3.1 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended March 31, 2016 increased by 8% compared to the three months ended March 31, 2015. Selling, general and administrative expenses, as a percentage of net revenue, were 27.1% for the three months ended March 31, 2016, compared to 27.5% for the three months ended March 31, 2015.

Selling, general and administrative expenses increased for the nine months ended March 31, 2016 to $352.2 million from $349.4 million for the nine months ended March 31, 2015, an increase of $2.8 million or 1%. The selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $24.5 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the nine months ended March 31, 2016 increased by 8% compared to the nine months ended March 31, 2015. Selling, general and administrative expenses, as a percentage of net revenue, decreased to 26.7% for the nine months ended March 31, 2016, compared to 28.5% for the nine months ended March 31, 2015.

The constant currency increase in selling, general and administrative expenses was primarily due to additional personnel to support our commercial activities, increased legal expenses and additional expenses associated with the consolidation of recent acquisitions. Also during the three months ended March 31, 2016, we recorded $3.6 million in acquisition-related expenses including expenses associated with the acquisition of Brightree LLC which was completed on April 4, 2016.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2016 to $28.1 million from $27.0 million for the three months ended March 31, 2015, an increase of $1.1 million, or 4%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.8 million for the three months ended March 31, 2016, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 11% compared to the three months ended March 31, 2015. Research and development expenses, as a percentage of net revenue, were 6.2% for the three months ended March 31, 2016, compared to 6.4% for the three months ended March 31, 2015.

Research and development expenses decreased for the nine months ended March 31, 2016 to $84.3 million from $86.3 million for the nine months ended March 31, 2015, a decrease of $2.0 million or 2%. The research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $12.8 million for the nine months ended March 31, 2016, as reported in U.S. dollars. Excluding the impact of foreign currency movements, our research and development expenses increased by 12% compared to the nine months ended March 31, 2015. Research and development expenses, as a percentage of net revenue, were 6.4% for the nine months ended March 31, 2016, compared to 7.0% for the nine months ended March 31, 2015.

The increase in research and development expenses in constant currency terms was primarily due to an increase in the number of research and development personnel, an increase in materials and tooling costs incurred to facilitate development of new products and additional expenses associated with the consolidation of recent acquisitions.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended March 31, 2016 totaled $4.6 million and $11.3 million, respectively, compared to $2.2 million and $6.6 million for the three and nine months ended March 31, 2015. The increase in amortization of acquired intangible assets for the three and nine months ended March 31, 2016 was primarily due to our recent acquisitions.

Total Other Income, Net

Total other income, net for the three and nine months ended March 31, 2016 was $4.7 million and $11.8 million, respectively, compared to $8.5 million and $22.1 million, for the three and nine months ended March 31, 2015, respectively. The decrease in total other income, net, was due primarily to lower interest income resulting from lower interest rates on cash balances held and the depreciation of the Australian dollar against the U.S. dollar.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2016 was approximately 18.8% as compared to approximately 20.4% for the three months ended March 31, 2015. Our effective income tax rate for the nine months ended March 31, 2016 was approximately 19.5% as compared to approximately 20.0% for the nine months ended March 31, 2015. Our effective income tax rate is affected by the geographic mix of our taxable income, including the lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. As of March 31, 2016, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend these earnings to be permanently reinvested outside the United States.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended March 31, 2016 was $88.5 million compared to net income of $91.0 million for the three months ended March 31, 2015, a decrease of 3% over the three months ended March 31, 2015. Our net income for the nine months ended March 31, 2016 was $259.4 million compared to net income of $265.4 million for the nine months ended March 31, 2015, a decrease of 2% over the nine months ended March 31, 2015.

Our diluted earnings per share for the three and nine months ended March 31, 2016 were $0.63 and $1.83 per diluted share, respectively, compared to $0.64 and $1.86 for the three and nine months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016 and June 30, 2015, we had cash and cash equivalents of $718.5 million and $717.2 million, respectively. Working capital was $1.1 billion and $1.1 billion, at March 31, 2016 and June 30, 2015, respectively.

As of March 31, 2016 and June 30, 2015, our cash and cash equivalent balances held within the United States amounted to $38.4 million and $32.0 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2016 and June 30, 2015, of $680.1 million and $685.2 million, respectively, were held by our non-U.S. subsidiaries and would be subject to tax if repatriated. If these funds were needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, we intend to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. Our cash and cash equivalent balances are held at highly rated financial institutions.

Inventories at March 31, 2016 were $232.9 million, a decrease of $13.9 million or 6% from the June 30, 2015 balance of $246.9 million. The decrease in inventories was due primarily to improved inventory management.

Accounts receivable at March 31, 2016 were $358.2 million, a decrease of $4.4 million or 1% compared to the June 30, 2015 balance of $362.6 million. Accounts receivable days outstanding of 68 days at March 31, 2016 were lower than the 69 days at June 30, 2015. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2015 was 3.5%, compared to 3.3% at June 30, 2015.

During the nine months ended March 31, 2016, we generated cash of $391.7 million from operations compared to $283.5 million for the nine months ended March 31, 2015. Movements in foreign currency exchange rates during the nine months ended March 31, 2016 had the effect of decreasing our cash and cash equivalents by $0.7 million, as reported in U.S. dollars. We have temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the three months ended March 31, 2016. However, we may, at any time, elect to resume the share repurchase program as the circumstances allow. During the nine months ended March 31, 2016, we repurchased 1.9 million shares at a cost of $102.1 million. During the nine months ended March 31, 2015 we had repurchased 1.8 million shares at a cost of $96.7 million.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital expenditures for the nine months ended March 31, 2016 and 2015 amounted to $44.1 million and $50.3 million, respectively. The capital expenditures for the nine months ended March 31, 2016 primarily reflected investment in computer hardware and software, production tooling, equipment and machinery, and rental and loan equipment. At March 31, 2016, our balance sheet reflects net property, plant and equipment of $386.8 million compared to $387.8 million at June 30, 2015. Details of contractual obligations at March 31, 2016 are as follows:

		Payments Due by March 31,
In $000’s	Total	2017	2018	2019	2020	2021	Thereafter
External Debt	$435,609	$-	$29	$435,000	$-	$580	$-
Interest on External Debt	17,268	6,658	6,658	3,896	28	28	-
Operating Leases	64,899	19,002	15,076	9,309	5,368	4,066	12,078
Capital Leases	973	423	265	158	127	-	-
Purchase Obligations	156,902	156,902	-	-	-	-	-
Total	$675,651	$182,985	$22,028	$448,363	$5,523	$4,674	$12,078

Details of other commercial commitments as at March 31, 2016 are as follows:
		Amount of Commitment Expiration Per Period
In $000’s	Total	2017	2018	2019	2020	2021	Thereafter
Standby Letter of Credit	$8,734	$1,440	$-	$6,565	$-	$-	$729
Guarantees*	8,935	220	112	2	-	65	8,536
Total	$17,669	$1,660	$112	$6,567	$-	$65	$9,265

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

The credit agreement provides a $700 million senior unsecured five-year revolving credit facility, with an uncommitted option to increase the credit facility by an additional $300 million. The credit facility also includes a $25 million sublimit for letters of credit. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At March 31, 2016, the interest rate that was being charged on the outstanding principal amount was 1.4%. An applicable commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility.

When we entered into the credit agreement, we used a portion of the proceeds from the initial funding of the credit facility to repay the outstanding balance under our previous revolving credit facility with Union Bank, N.A and other lenders. On that repayment, the previous credit agreement was terminated and the commitments under the previous credit agreement were also terminated.

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

At March 31, 2016, we were in compliance with our debt covenants and there was $435.0 million outstanding under the credit agreement. In addition, at March 31, 2016, we had $0.6 million in long-term debt which were assumed through our acquisitions.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and debt facilities.

In connection with our acquisition of Brightree LLC, on April 4, 2016, we amended the credit agreement and entered into a term loan credit agreement. Please see Note 15—Subsequent Events to the condensed consolidated financial statements for a description of the amendment to the credit agreement and the term loan credit agreement.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Common Stock

We have temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the three months ended March 31, 2016. However, we may, at any time, elect to resume the share repurchase program as the circumstances allow. During the nine months ended March 31, 2016, we repurchased 1.9 million shares at a cost of $102.1 million.

As of March 31, 2016, we have repurchased a total of 41.1 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2016, 13.6 million additional shares can be repurchased under the current share repurchase program.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated balances by legal entity functional currency as of March 31, 2016 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Singapore Dollar (SGD)	Canadian Dollar (CAD)	Great Britain Pound (GBP)	Chinese Yuan (CNY)
AUD Functional:
Assets	-	271,247	176,162	-	-	-	6,522
Liabilities	-	(46,442)	(65,713)	(9,126)	-	(11,302)	(1,082)
Forward Contracts	-	(222,000)	(112,732)	-	-	11,497	(3,101)
Net Total	-	2,805	(2,283)	(9,126)	-	195	2,339
USD Functional:
Assets	-	-	34	-	13,349	-	-
Liability	-	-	(54)	-	(1,607)	-	-
Forward Contracts	-	-	-	-	(9,245)	-	-
Net Total	-	-	(20)	-	2,497	-	-
EURO Functional:
Assets	1,391	1,279	-	-	-	3,179	-
Liability	-	(1,726)	-	-	-	(37)	-
Forward Contracts	-	-	-	-	-	(4,311)	-
Net Total	1,391	(447)	-	-	-	(1,169)	-
GBP Functional:
Assets	-	616	56,735	-	-	-	-
Liability	-	(286)	(54,877)	-	-	-	-
Forward Contracts	-	-	-	-	-	-	-
Net Total	-	330	1,858	-	-	-	-
SGD Functional :
Assets	992	263,942	63,012	-	-	-	350
Liability	(2,204)	(136,145)	(38,495)	-	-	-	(713)
Forward Contracts	-	(123,000)	(25,052)	-	-	-	-
Net Total	(1,212)	4,797	(535)	-	-	-	(363)

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at March 31, 2016. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Year 3	Total	March 31, 2016	June 30, 2015
Receive AUD/Pay USD
Contract amount	222,000	-	-	222,000	2,773	(649)
Ave. contractual exchange rate	AUD 1 = USD 0.7548			AUD 1 = USD 0.7548
Receive AUD/Pay Euro
Contract amount	158,000	46,000	34,000	238,000	2,431	2,094
Ave. contractual exchange rate	AUD 1 = Euro 0.6835	AUD 1 = Euro 0.6994	AUD 1 = Euro 0.6478	AUD 1 = Euro 0.6811
Receive SGD/Pay Euro
Contract amount	25,000	-	-	25,000	(6)	52
Ave. contractual exchange rate	SGD 1 = Euro 0.6497			SGD 1 = Euro 0.6497
Receive SGD/Pay USD
Contract amount	123,000	-	-	123,000	1,243	(276)
Ave. contractual exchange rate	SGD 1 = USD 0.7343			SGD 1 = USD 0.7343
Receive GBP/Pay AUD
Contract amount	12,000	-	-	12,000	(91)	(96)
Ave. contractual exchange rate	AUD 1 = GBP 0.5268			AUD 1 = GBP 0.5268
Receive EUR/Pay GBP
Contract amount	4,000	-	-	4,000	15	(26)
Ave. contractual exchange rate	EUR 1 = GBP 0.7895			EUR 1 = GBP 0.7895
Receive AUD/Pay CNY
Contract amount	3,000	-	-	3,000	43	(66)
Ave. contractual exchange rate	AUD 1 = CNY 4.8800			AUD 1 = CNY 4.8800
Receive USD/Pay CAD
Contract amount	9,000	-	-	9,000	369	5
Ave. contractual exchange rate	USD 1 = CAD 1.2482			USD 1 = CAD 1.2482

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At March 31, 2016, we held cash and cash equivalents of $718.5 million, principally comprised of bank term deposits and at-call accounts, and they are invested at short-term fixed and variable interest rates. At March 31, 2016, we had total debt of $435.6 million, of which $435.0 million is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended March 31, 2016, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

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

In 2013, we filed actions in the U.S. and Germany against Chinese manufacturer BMC Medical Co., Ltd and its U.S. distributor, 3B Medical, Inc. to stop the infringement of several ResMed patents. The U.S. International Trade Commission initiated an investigation, and in December 2014, ruled that certain of BMC’s masks infringed ResMed’s patents and should be excluded from importation or sale in the US. BMC subsequently notified the Commission that it discontinued US sales of the mask products affected by the Commission’s order. BMC also appealed the Commission’s ruling. The appeals court has remanded the case to the Commission and further proceedings are expected before the Commission. A companion case in the United States District Court for the Southern District of California remains stayed pending a final decision in the International Trade Commission proceedings.

The International Trade Commission also invalidated claims of the ResMed patent asserted against BMC’s humidifier and declined to exclude BMC’s humidifier products from importation or sale. ResMed initially appealed the International Trade Commission’s ruling, but on March 29, 2016, the appeals court dismissed ResMed’s appeal at ResMed’s request.

On April 14, 2016, ResMed requested that the International Trade Commission initiate a second investigation of patent infringement by BMC and 3B based on importation and sales of BMC flow generators. The time period for the ITC to decide whether or not to institute the requested investigation has not yet passed. At the same time, ResMed filed a patent infringement suit against BMC and 3B in the United States District Court for the Southern District of California, asserting the same four ResMed patents.

In 2013, we obtained preliminary injunctions prohibiting BMC from marketing and selling certain devices and mask assemblies accused of patent infringement in Germany. In November 2014 the court dissolved the preliminary injunction against the sale of BMC’s devices, and the court’s action dissolving that preliminary injunction was affirmed on appeal. On April 4, 2016, ResMed and BMC settled the case against BMC’s infringing mask assemblies when BMC agreed not to sell infringing products in Germany.

In 2015, BMC’s U.S. distributor, 3B Medical, Inc., filed suit in the United States District Court for the Middle District of Florida against ResMed Inc. and ResMed Corp. for alleged federal and state antitrust violations. 3B subsequently named three ResMed customers as additional defendants. Specifically, 3B Medical alleges that in addition to enforcing its patents, ResMed has entered into exclusive dealing arrangements with customers, tied sales of masks to sales of devices, and spread false information that 3B would go out of business due to ResMed’s patent infringement action. 3B Medical seeks damages and an injunction.

On February 24, 2016, BMC filed a patent infringement case in Shanghai, China against ResMed’s distribution subsidiary in China. Specifically, BMC asserts that ResMed’s S9 flow generators infringe BMC patents. ResMed has filed a petition to invalidate the BMC patents.

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2015 and our quarterly report for the quarterly period ended December 31, 2015, which were filed with the SEC and describe the various risks and uncertainties to which we are or may become subject. As of March 31, 2016, there have been no further material changes to such risk factors with the exception of the following:

Our leverage and debt service obligations could adversely affect our business. In connection with our acquisition of Brightree LLC, in April 2016, our total consolidated debt is expected to be approximately $1.2 billion. We may incur additional indebtedness in the future. Our indebtedness could have adverse consequences, including:

•	making it more difficult to satisfy our financial obligations;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds for working capital, capital expenditure, acquisitions and general corporate or other purposes; and

•	exposing us to greater interest rate risk.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal in indebtedness, which could impede our growth. Our ability to make payments on, and to refinance, our indebtedness, and to fund capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond our control.

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

We have temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the three months ended March 31, 2016. However, we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.1 million shares at a total cost of $1.5 billion.

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

None

Item 5	Other Information

None

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 6	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.1

Agreement and Plan of Merger, dated February 19, 2016, by and among ResMed Corp., Eagle Acquisition Sub LLC, Brightree LLC, Shareholder Representative Services LLC and ResMed Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2016)

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed on September 17, 2012)

10.1

First Amendment to Credit Agreement, dated as of April 4, 2016, by and among ResMed, the lenders party thereto, MUFG Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letter of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2016)

10.2

Credit Agreement, dated as of April 4, 2016, by and among ResMed, the lenders party thereto, MUFG Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, HSBC Bank USA, National Association, as joint lead arranger and joint book runner and HSBC Bank Australia Limited, as joint lead arranger and joint book runner (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2016)

10.3

Unconditional Guaranty dated as of April 4, 2016, by ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., and Inova Labs, Inc. in favor of MUFG Union Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 4, 2016)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on April 28, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

April 28, 2016

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)