Form 10-K
period 2016-06-30
RESMED INC
filed 2016-08-05
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Large accelerated filer [ x ]    Accelerated filer [   ]    Non-accelerated filer [   ]    Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was $7,432,055,423. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.

At July 28, 2016, registrant had 140,699,937 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 41,086,234 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2016 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

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

General

We are a global leader in the development, manufacturing, distribution and marketing of medical devices and cloud-based software applications that diagnose, treat and manage respiratory disorders including sleep disordered breathing, or SDB, chronic obstructive pulmonary disease, or COPD, neuromuscular disease and other chronic diseases. SDB includes obstructive sleep apnea, or OSA, and other respiratory disorders that occur during sleep. Our products and solutions are designed to improve patient quality of life, reduce the impact of chronic disease and lower healthcare costs as global healthcare systems continue to drive a shift in care from hospitals to the home and lower cost settings. Our cloud-based software digital health applications, along with our devices are designed to provide connected care to improve patient outcomes and efficiencies for our customers.

Following our formation in 1989, we commercialized a treatment for OSA. This treatment, nasal Continuous Positive Airway Pressure, or CPAP, was the first successful noninvasive treatment for OSA. CPAP systems deliver pressurized air, typically through a nasal mask, to prevent collapse of the upper airway during sleep.

Since the development of CPAP, we have expanded our business by developing or acquiring a number of innovative products and solutions for a broader range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, dental devices, portable oxygen concentrators, or POCs and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of SDB and respiratory conditions like COPD as significant health concerns.

We employ approximately 5,250 people and sell our products in approximately 100 countries through a combination of wholly owned subsidiaries and independent distributors.

Our web site address is www.resmed.com. We make our periodic reports, together with any amendments, available on our website, free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission, or SEC. Information contained on the website is not part of or incorporated into this annual report.

Corporate History

ResMed Inc., a Delaware corporation, was formed in March 1994 as the ultimate holding company for our operating subsidiaries. In June 1995, we completed an initial public offering of common stock and our common stock began trading on the NASDAQ National Market. In September 1999 we transferred our principal listing to the New York Stock Exchange, or NYSE, trading under the ticker symbol RMD. In November 1999, we established a secondary listing of our common stock via Chess Depositary Instruments, or CDIs, on the Australian Stock Exchange (now known as the Australian Securities Exchange), or ASX, also under the symbol RMD. Ten CDIs on the ASX represent one share of our common stock on the NYSE.

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

Since formation we have acquired a number of businesses including distributors, suppliers, developers of medical equipment and related technologies and software solutions providers.

Segment Information

We have determined that we predominantly operate in a single operating segment, which is the sleep and respiratory disorders sector of the medical device industry. Due to the acquisition of Brightree LLC in April 2016, our operations now include the supply of business management software and services to medical equipment and home health providers. However, these operations, both in terms of revenue and profit, are not material to our global operations and therefore have not been separately reported. See Note 15 – Segment Information of the Notes to Financial Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the Notes to our consolidated financial statements.

The Market

We are focused on underpenetrated markets in the sleep and related respiratory care market where we believe our products can improve patient outcomes, create efficiencies for our customers, help physicians and providers better manage chronic disease and reduce overall healthcare system costs.

Sleep

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

A long-term epidemiology study published in 2013 estimated that 26% of adults age 30-70 have some form of obstructive sleep apnea. In the United States alone, this represents approximately 46 million people. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 20% of those with OSA have been diagnosed or treated. Many healthcare professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, snoring, hypertension and irritability are characteristic of OSA.

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

Before 1981, the primary treatment for OSA was a tracheotomy, a surgical procedure to create a hole in the patient’s windpipe. Alternative surgical treatments have involved either uvulopalatopharyngoplasty, or UPPP, in which surgery is performed on the upper airway to remove excess tissue and to streamline the shape of the airway or implanting a device to add support to the soft palate. UPPP alone has a poor success rate; however, when performed in conjunction with multi-stage upper airway surgical procedures, a greater success rate has been claimed. These combined procedures, performed by highly specialized surgeons, are expensive and involve prolonged and often painful recovery periods. Surgical treatments are not considered first line therapy for OSA. Other alternative treatments available today include nasal surgery, mandibular advancement surgery, dental appliances, palatal implants, somnoplasty, nasal devices and electrical stimulation of the nerves or muscles. Alternative pharmaceutical therapy treatments are reported to be under development.

A variety of devices are marketed for the treatment of OSA. Most are only partially effective, but CPAP is a reliable treatment for all severities of OSA and is considered first-line therapy. Use of mandibular advancement devices is increasing as a second-line option in patients unable to use CPAP or those with mild OSA. These devices cause the mandible and tongue to be pulled forward and improve the dimensions of the upper airway. CPAP is a non-invasive means of treating OSA. CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the past Chairman of our Medical Advisory Board and was commercialized for treatment of OSA in the United States in the mid 1980’s. During CPAP treatment, a patient sleeps with a nasal interface connected to a small portable airdevice that delivers room air at a positive pressure. The patient breathes in air from the device and breathes out through an exhaust port in the interface. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed. Interfaces include nasal masks and nasal pillows. Sometimes, when a patient leaks air through their mouth, a full-face mask may need to be used, rather than a nasal interface.

CPAP is not a cure and therefore, must be used on a nightly basis as long as treatment is required. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. In more recent years, product innovations to improve patient comfort and compliance have been developed. These include more comfortable patient interface systems; delay timers that gradually raise air pressure allowing the patient to fall asleep more easily; bilevel air devices, including Variable Positive Airway Pressure, or VPAP systems, which provide different air pressures for inhalation and exhalation; heated humidification systems to make the airflow more comfortable; and autotitration devices that reduce the average pressure delivered during the night.

Respiratory Care

Our aim is to provide respiratory care solutions to patients suffering from COPD and other chronic respiratory diseases, such as overlap syndrome, obesity hypoventilation syndrome, or OHS, and neuromuscular disease, including amyotrophic lateral sclerosis, or ALS. We aim to improve their quality of life and slow down disease progression and reduce the costs of patient management.

Our products cover patients ranging from those who only require therapy from CPAP or VPAP systems at night, through to those who are dependent on non-invasive or invasive ventilation for life-support and those who require long-term oxygen therapy. Our devices are used in the home, general hospital wards, respiratory wards and the acute and intensive care setting. We supply CPAP and VPAP systems, non-invasive and invasive ventilators, humidifiers and accessories, including masks and tubing. In addition, we supply specific support solutions for non-invasive and invasive ventilation including mouth piece ventilation, secretion clearance assistance and battery back-up. We also offer stationary and portable battery powered oxygen concentrators for the administration of long-term oxygen therapy in the home as well as data management systems designed to improve the management of patients.

Chronic Obstructive Pulmonary Disease.    COPD encompasses a group of lung diseases defined by persistent airflow limitation, prolongation of exhalation and loss of elasticity in the lungs. It is a progressive and debilitating disease and is associated with an increased inflammatory response in the airways to noxious gases or particles. Symptoms encountered with COPD include shortness of breath on exertion as well as chronic cough and sputum production. COPD includes diseases such as emphysema and chronic bronchitis. It is estimated that up to 10% of adults of at least 40 years of age worldwide suffer from COPD.

Patients with COPD can have different clinical presentations. Patients with chronic bronchitis present with hypoxemia and hypercapnia, a chronic productive cough, cor pulmonale and are commonly overweight. Patients with emphysema have more normal blood gases, are usually thin and hyperinflated and have a decreased diffusion capacity. During sleep, chronic bronchitic patients display more severe hypoxemia. In general, the more hypoxic a COPD patient is during the day the more severe the hypoxemia experienced during sleep. Hypercapnia as a consequence of hypoventilation also occurs in COPD patients and is more pronounced in REM sleep. Some COPD patients may also suffer from co-morbid OSA, a condition known as Overlap Syndrome.

Overlap Syndrome.    In patients with Overlap Syndrome, CPAP has been shown to provide benefits in relation to reducing mortality, decreasing hospitalizations and improving lung function and gas exchange. Non-invasive ventilation, or NIV, has been demonstrated to improve outcomes in patients with acute exacerbations of COPD through its ability to improve respiratory acidosis and decrease dyspnea and work of breathing. It may also increase survival rates and reduce length of hospital stays, as well as reducing and complication rates of factors such as ventilator-associated pneumonia. In patients with stable COPD the advantages of home NIV are less clear but clinical studies have shown improvements in dyspnoea scores and health-related quality of life measures and reductions in hospital readmissions and intensive care stays.

Long-term oxygen therapy, or LTOT, is indicated in chronic respiratory failure patients. The administration of LTOT has been shown to increase survival rates in patients with severe resting hypoxemia. In hypoxemic COPD patients LTOT is associated with a lower mortality compared to nocturnal oxygen therapy alone and improved health-related quality of life measures. In long-term COPD survivors with a history of congestive heart failure, LTOT is associated with a slowing of respiratory failure progression.

Obesity Hypoventilation Syndrome.    OHS is characterized by the combination of obesity, chronic alveolar hypoventilation leading to daytime hypercapnia and hypoxia and SDB after the exclusion of other causes of alveolar hypoventilation. OHS is frequently associated with OSA with an estimated 90% of patients also having OSA.

In patients with OHS, positive airway therapy, both CPAP and NIV, has been shown to effectively treat upper airway obstruction and reverse daytime respiratory failure as well as reduce the work of breathing and improve respiratory drive.

Neuromuscular Disease.    Neuromuscular disease is a broad term that encompasses many diseases that either directly (via intrinsic muscle pathology) or indirectly (via nerve pathology) impair the functioning of muscles. Symptoms of neuromuscular disease and respiratory failure include increasing generalized weakness and fatigue, dysphagia, dyspnoea on exertion and at rest, sleepiness, morning headache, difficulties with concentration and mood changes. Most neuromuscular diseases are characterized by progressive muscular impairment leading to loss of ambulation, being wheelchair-bound, swallowing difficulties, respiratory muscle weakness and, eventually, death from respiratory failure. Neuromuscular disorders can be progress rapidly or slowly. Rapidly progressive conditions, such as ALS and Duchenne muscular dystrophy in teenagers, are characterized by muscle impairment which worsens over months and can result in death within a few years. Variable or slowly progressive conditions, such as Myotonic muscular dystrophy, are characterized by muscle impairment that worsens over years and may mildly reduce life expectancy.

NIV treatment to patients with neuromuscular disease may lead to improvements in respiratory failure symptoms and daytime arterial blood gases. In ALS patients, NIV treatment has been associated with an improvement in quality of life measures, sleep-related symptoms and survival. Studies have demonstrated that patients with Duchenne muscular dystrophy may improve in quality of life measures and survival with NIV treatment.

Business Strategy

We believe that the SDB and respiratory care markets will continue to grow in the future due to a number of factors, including increasing awareness of OSA and COPD, improved understanding of the role of SDB treatment in the management of cardiac, neurologic, metabolic and related disorders, and an increase in the use of digital and product technology to improve patient outcomes and create efficiencies for customers and providers. Our strategy for expanding our business operations and capitalizing on the growth of the SDB and respiratory care markets consists of the following key elements:

Continue Product Development and Innovation.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to treat SDB more effectively, increase patient comfort and encourage compliance with prescribed therapy. For example, in 2013, we introduced new products across both our mask and device categories, including the VPAP COPD, Quattro Air, Swift FX Bella, Swift FX Nano and ResMed’s SleepSeeker. In 2014, we introduced the AirFit™ P10 nasal pillows system, AirFit™ N10 nasal mask, AirFit™ F10 full-face mask and the Astral™ platform, our new generation of life support ventilators. During fiscal year 2015, we released significant new products across our device categories, including the AirSenseTM 10, AirCurveTM 10, and Lumis. In 2015, we also released the AirViewTM, our cloud-based remote monitoring and therapy management system, along with our Air Solutions platform that provides a suite of end-to-end healthcare informatics solutions that address customer business processes from diagnosis to monitoring and patient management and billing. In 2016, we introduced a number of new software solutions including our ResMed Resupply, GoScripts and new features and enhancements within our cloud-based software offerings. Through our acquisition of Brightree, we also acquired a suite of software-as-a-service solutions for U.S. based distributor and home health and hospice customers. In addition, through our acquisitions of Inova Labs and Curative Medical we acquired the Inova Labs range of POCs and a portfolio of Curative Medical SDB and ventilation products. We believe that the combination of continued product development, product and technology acquisitions and innovation are key factors to our ongoing success. Approximately 13% of our employees are devoted to research and development activities. In fiscal year 2016, we invested $118.7 million, or approximately 6% of our net revenues, in research and development.

Expand Geographic Presence.    We market our products in more than 100 countries to sleep clinics, home healthcare dealers, patients and third-party payors. We intend to increase our sales and marketing efforts in our principal markets, as well as expand the depth of our presence in other high-growth geographic regions. In 2016, we acquired Curative Medical to invest in the China market and expand our growth potential in SDB, COPD and respiratory care in China.

Respiratory Care.    We are committed to ongoing innovation of our respiratory care products that serve the needs of patients with neuromuscular diseases and a growing global COPD patient population. With the addition of Inova Labs POCs and our non-invasive ventilator devices and masks and accessories, we intend to continue to expand and enhance our product offerings in this area.

Increase Public and Clinical Awareness.    We continue to expand our existing promotional activities to increase awareness of SDB, COPD and our treatment alternatives. These promotional activities target both the population predisposed to SDB and medical specialists, such as cardiologists, neurologists and pulmonologists. In addition, we also target special interest groups, including the National Stroke Association, the American Heart Association and the National Sleep Foundation, which should further increase awareness of the relationship between SDB or OSA, COPD, neuromuscular disease and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. The programs should also support our efforts to inform the community of the dangers of sleep apnea with regard to occupational health and safety, especially in the transport industry. We have helped establish a center for clinical care and medical research at the University of California at San Diego in the fields of sleep apnea and COPD as well as the establishment of two perpetual academic chairs at the University of Sydney, called the ResMed Chair of Sleep Medicine for sleep-disordered breathing with a focus on chronic disease and the ResMed Chair of Biomedical Engineering with an emphasis on bio-informatics research.

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

Leverage the Experience of our Management Team.    Our senior management team has extensive experience in the medical device industry in general, and in the fields of SDB, respiratory care and healthcare informatics in particular. We intend to continue to leverage the experience and expertise of these individuals to maintain our innovative approach to the development of products and solutions, and to increase awareness of the serious medical problems caused by SDB and the use of in-home life support ventilation to treat COPD.

Products

Our portfolio of products includes devices, diagnostic products, mask systems, headgear and other accessories, dental devices, POCs and cloud-based software informatics solutions. For purposes of the following discussion, we refer to our air flow generators, ventilators and oxygen concentrators collectively as devices.

Devices

We produce CPAP, VPAP and AutoSet systems for the titration and treatment of SDB. The devices deliver positive airway pressure through a patient interface, either a small nasal mask, nasal pillows system, full-face mask or cannula. Our VPAP units deliver ultra-quiet, comfortable bilevel therapy. AutoSet systems are based on a proprietary technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA.

In 2014, we launched the Astral™, our new generation of portable, lightweight, and user-friendly life support ventilators. During fiscal year 2015, we released significant new products across our device categories, including the AirSenseTM 10, AirCurveTM 10, and Lumis. During fiscal year 2016, we acquired Inova Labs, which expanded our device category to include POCs. We also acquired a line of Chinese-developed and manufactured sleep and ventilation devices with the acquisition of Curative Medical.

Devices in total accounted for approximately 58%, 58% and 54% of our net revenues in fiscal years 2016, 2015, and 2014, respectively.

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

AirCurve 10 S

A bilevel device for patients who need extra pressure support or find it difficult to adjust to therapy on a fixed pressure continuous positive airway pressure device. Features built-in wireless connectivity and works seamlessly with ResMed’s AirView™ patient monitoring software.

December 2014

VARIABLE POSITIVE AIRWAY PRESSURE PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

AirCurve 10 V Auto	An auto-adjusting bilevel device for patients who need greater pressure support to treat their obstructive sleep apnea. Features built-in wireless connectivity and works seamlessly with ResMed’s AirView™ patient monitoring software.	December 2014

AirCurve 10 ST	A bilevel device with backup rate that provides exceptional patient-ventilator synchrony, reducing the work of breathing so patients remain comfortable and well ventilated. Features built-in wireless connectivity and works seamlessly with ResMed’s AirView™ patient monitoring software.	December 2014

AirCurve 10 ASV	An adaptive servo-ventilator specifically designed to treat patients exhibiting central sleep apnea (CSA), mixed sleep apnea and periodic breathing, with or without obstructive sleep apnea. The device also features built-in wireless connectivity. Features built-in wireless connectivity and works seamlessly with ResMed’s AirView™ patient monitoring software.	December 2014

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

August 2014

VENTILATION PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Astral 100 and 150	Pressure support and volume ventilator for invasive and non-invasive purposes so it can be used from the hospital to the home	May 2014

Lumis* 100 and 150	Pressure support non-invasive ventilators that support a variety of therapy modes, built-in wireless connectivity, integrated humidification and intuitive simplicity.	April 2015

Lumis ST-A	Pressure support non-invasive ventilators that support a variety of therapy modes, built-in wireless connectivity, integrated humidification and intuitive simplicity and a range of fixed and adjustable alarms.	October 2015

LifeChoice POC	Portable oxygen concentrators.	December 2012

Activox	Portable and stationary oxygen concentrator system.	July 2014

* Sold outside United States only

Masks Systems, Diagnostic Products, Accessories and Other Products

Masks, diagnostic products and accessories together accounted for approximately 40%, 42% and 46% of our net revenues in fiscal years 2016, 2015, and 2014, respectively. In addition, Brightree revenue accounted for approximately 2% of our net revenue in fiscal year 2016.

Mask Systems and Diagnostic Products

Mask systems are one of the most important elements of SDB treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight.

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

Swift FX Bella	Fourth generation nasal pillows system with an alternative headgear design	January 2012

Quattro Air	Next Generation lightweight Full Face Mask with improved comfort	June 2013

Swift FX Nano	A compact nasal mask designed to deliver an excellent user experience, without compromising on fit, comfort and ease of use.	June 2013

AirFit P10	A compact, lightweight nasal pillows system that has only three parts, including a new soft and stable QuickFit™ headgear.	January 2014

MASK PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

AirFit F10	A compact, lightweight full-face mask that delivers comfort, stability, and performance in a simple and elegant design.	April 2014

AirFit N10	A compact nasal mask that stands out with its comfort and visual freedom in a user-friendly design.	April 2014

AcuCare HFNC	The AcuCare high flow nasal cannula (HFNC) for high flow oxygen therapy.	August 2015

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

Accessories and Other Products

To enhance patient comfort, convenience and compliance, we market a variety of other products and accessories. These products include humidifiers, helping to prevent the drying of nasal passages that can cause discomfort, carry bags and breathing circuits. To assist those professionals diagnosing or managing the treatment of patients there are data communications and control products such as EasyCare, ResLink, ResControl, ResControl II, TxControl, ResScan and ResTraxx modules. With the introduction of our latest solutions we are expanding our use of cloud-based patient management and engagement platforms such as AirView enabling remote monitoring, over-the-air trouble shooting and changing of device settings, U-Sleep enabling automated patient coaching through a text, email or interactive voice phone call and myAir, a patient engagement application that provides sleep data and a daily score based on their previous night’s data.

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

EasyCare	ResMed’s new compliance management solution offers both wireless and card-to-cloud functionality, providing access to patient data anywhere with an internet connection. Intuitive user interface, easy to understand reports and automated compliance notification.	April 2012

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	DATE OF COMMERCIAL INTRODUCTION

U-Sleep	A flexible compliance solution that monitors CPAP device usage and helps HMEs manage their patients during their initial acclimatization and ongoing therapy.	August 2012

AirView	AirView is a seamless, cloud-based system enabling remote monitoring and changing of patients’ device settings. AirView also makes it easier to simplify workflows and collaborate more efficiently across the patient’s care network.	August 2014

myAir	A personalized therapy management application for patients with sleep-disordered breathing providing support, education and troubleshooting tools for increased patient engagement and improved compliance.	October 2014

S+	A personalized sleep solution that uses patented bio-motion sensors, designed to measure an individual’s sleep stages and environment, and deliver personalized feedback that helps improve sleep.	October 2014

Connectivity Module	ResMed Connectivity Module (RCM) provides cellular connection between a compatible ResMed ventilation device and the ResMed AirView™ system.	May 2016

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

In fiscal years 2016, 2015, and 2014 we invested $118.7 million, $114.9 million and $118.2 million, respectively, on research and development.

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

We also market our products directly to physicians and sleep clinics. Patients who are diagnosed with OSA or another respiratory condition and prescribed our products are typically referred by the diagnosing physician or sleep clinic to a home healthcare dealer to fill the prescription. The home healthcare dealer, in consultation with the referring physician, will assist the patient in selecting the equipment, fit the patient with the appropriate mask and set the device pressure to the prescribed level.

Sales in North and Latin America accounted for 61%, 57% and 54% of our net revenues for fiscal years 2016, 2015, and 2014, respectively.

Europe.    We market our products in most major European countries. We have wholly-owned subsidiaries in Austria, Czech Republic, Denmark, Finland, France, Germany, Ireland, Netherlands, Norway, Poland, Sweden, Switzerland and the United Kingdom. We use independent distributors to sell our products in other areas of Europe. Distributors are selected in each country based on their knowledge of respiratory medicine and a commitment to SDB therapy. In each country in which we sell our products direct, a local senior manager is responsible for direct national sales. In many countries in Europe, we sell our products to home healthcare dealers or hospitals who then sell the products to the patients. In Germany, we also operate a home healthcare company, in which we provide products and services directly to patients, and receive reimbursement directly from third-party payors.

Sales in Europe accounted for 29%, 32% and 36% of our total net revenues for fiscal years 2016, 2015, and 2014, respectively.

Asia Pacific.    We have wholly-owned subsidiaries in Australia, China, India, Japan, Korea, New Zealand, and Taiwan. We use a combination of our direct sales force and independent distributors to sell our products in Asia Pacific. In Australia and New Zealand, we operate a home healthcare business and sell our products and services directly to patients. Sales in Asia Pacific accounted for 10%, 11% and 10% of our total net revenues for the fiscal years 2016, 2015, and 2014, respectively.

Market Growth Opportunities

We view the future of our business in sleep and respiratory disorders as having three horizons of growth supported by three key foundations.

Our three key foundations reach across all three of our horizons and include: our focus on operating excellence and high efficiency to leverages our global scale; second, our global leadership in digital health and connected care, an important advance in our product and solution offerings; and third, our expansion into high growth geographic areas including China, India, Eastern Europe, Brazil and Southeast Asia.

The first horizon includes our existing market in OSA treatment, where we believe our leadership in digital health and connected care is becoming an important distinguishing factor from our competitors. The use of technologies that allow remote collection and transfer of information through cloud-based computing is changing the current clinical pathways for following up with patients who use our devices, which we believe provides an opportunity to improve patient care and create efficiencies for customers and providers. We plan to continue to invest and expand our capabilities in this area.

The second horizon includes the use of connected devices for the treatment of respiratory failure both in the hospital and the home. We believe that COPD is a large and underpenetrated market where there are unmet patient needs as the global population with COPD continues to expand due to smoking and poor air quality. Some patients with later-stage COPD may benefit from the use of ventilation at night, but until recently only a small number of COPD patients were treated using ventilation on a long-term basis. A study published in 2014 found that patients with stable but severe COPD using non-invasive ventilation nightly for six months experienced a reduction in mortality and an improvement in quality of life and exercise capacity. The findings from this study and our associated marketing activities may result in an increase in the size of the homecare market for NIV. Additionally, the use of NIV is becoming routine in many acute care hospitals, as guidelines stipulate its use in acute exacerbations and familiarity with the techniques involved increases. In 2016, we expanded our product portfolio for the treatment of COPD with our acquisition of Inova Labs, a company that designs and manufactures POCs. Many patients in earlier stages of COPD may require oxygen therapy and through the use of NIV and POC products they can receive this treatment in the home.

Our third horizon focuses on a portfolio of new market options including chronic disease management, sleep and consumer wellness and clinical areas of interest in adjacent markets like atrial fibrillation, heart failure and asthma.

We continue to approach this horizon by emphasizing relationships with key opinion leaders in pulmonology, cardiology, neurology, and related clinical areas. A growing body of literature documents the association and interactions between a number of cardiac diseases and SDB. OSA is the most common secondary cause of hypertension and is prevalent in hypertensive populations, particularly those resistant to therapy. Treatment with CPAP tends to lower blood pressure. OSA is prevalent in those with atrial fibrillation and may trigger episodes of fibrillation. Treatment with CPAP appears to improve outcomes. OSA is also known to be a strong risk factor for the development of acute coronary disease and cardiovascular disease in general. Heart failure is also commonly associated with both OSA and CSA, and both forms of SDB are risk factors for poor outcomes. We are undertaking several clinical trials in cardiology to strengthen the knowledge base on the effects of SDB therapy on outcomes. In addition to clinical trials we pursue suitable opportunities with professional and healthcare associations to raise awareness of the importance of SDB in cardiology patients.

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

Manufacturing

Our manufacturing operations consist primarily of assembly and testing of our devices, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, most are off-the-shelf items available from multiple vendors. We also purchase uniquely configured components from various suppliers, including some who are single-source suppliers for us. Any reduction or halt in supply from one of these single-source suppliers could limit our ability to manufacture our products or devices until a replacement supplier is found and qualified. We generally manufacture to our internal sales forecasts and fill orders as received. Over the last few years, the manufacturing processes have been transformed along lean manufacturing guidelines to flow lines staffed by dedicated teams. Each team is responsible for the manufacture and quality of their product group and decisions are based on performance and quality measures, including customer feedback.

Our quality management system is based upon the requirements of ISO 9001, ISO 13485, FDA Quality System Regulations for Medical Devices, the Medical Device Directive (93/42/EEC) and other applicable regulations for the markets in which we sell. Our main manufacturing sites are certified to ISO 13485. These sites are subject to third-party audits, conducted by the ISO notified bodies, at regular intervals.

Details of our main manufacturing facilities are:

Location	Ownership Status (Owned / Leased)	Square footage	Primary Usage
Norwest, Sydney, Australia	Owned	155,000	Primary manufacturing site – full product range
Loyang, Singapore	Leased	95,000	Primary manufacturing site – full product range
Chatsworth, California	Leased	72,000	Manufacturing facility for motor manufacturing
Austin, Texas	Leased	43,000	Manufacturing facility for portable oxygen concentrators
Paris, France	Leased	43,000	Manufacturing facility, field service
Johor Bahru, Malaysia	Leased	46,000	Manufacturing facility for headgear and accessories

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

In the United States, our products are purchased primarily by home healthcare dealers, hospitals or sleep clinics, who invoice third-party payors directly for reimbursement. Domestic third-party payors include government payors such as Medicare and Medicaid and commercial health insurance plans. These payors may deny coverage and reimbursement if they determine that a device is not used in accordance with certain covered treatment methods, or is experimental, unnecessary or inappropriate. The long-term trend towards cost-containment, through managed healthcare, or other legislative proposals to reform healthcare, could control or significantly influence the purchase of healthcare services and products and could result in lower prices for our products. In some foreign markets, such as France, Germany and Japan, government reimbursement is currently available for purchase or rental of our products, subject to constraints such as price controls or unit sales limitations. In Australia and in some other foreign markets, there is currently limited or no reimbursement for devices that treat OSA.

The past decade of legislative reform in the United States, including, by way of example, the 2010 Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the PPACA), Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), Deficit Reduction Act of 2005 (DRA), and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), has significantly impacted government reimbursement for products that we provide. The longer term impact, though not entirely predictable, continues to bring significant changes to the third-party payor landscape.

Beginning in 2005, the MMA established a Medicare competitive acquisition program for home medical equipment (HME) and imposed quality standards and accreditation requirements for HME suppliers. Effective 2011, the Centers for Medicare & Medicaid Services (CMS) implemented Round 1 of competitive bidding in 9 competitive bidding areas, or CBAs, and included home medical equipment that we manufacture and develop, specifically, CPAP and respiratory assist devices, and related supplies and accessories. The average reduction from the then current Medicare payment rates in Round 1 of competitive bidding implemented was approximately 32% overall and 34% for CPAP and respiratory devices. CMS is required by law to recompete these contracts at least once every three years. Since then there has been one recompete completed for Round 1 with rates that went into effect on January 1, 2014. In 2013, CMS announced the single payment amounts for Round 2, which covered a total of 91 CBAs. Effective July 1, 2013, the average reduction from the then-current Medicare payment rates in Round 2 was approximately 47% on a weighted average basis for CPAP and respiratory devices. In 2016, CMS implemented the Round 2 Recompete, which covered a total of 117 CBAs, and announced the single payment amounts, effective July 1, 2016. In addition, the ACA required CMS to roll out the competitive bidding process nationally or adjust prices in non-competitive bidding areas, also known as the Round 3 areas, to match competitive bidding prices by 2016. CMS phased in the new rates beginning January 1, 2016, and were fully effective July 1, 2016.

The ACA, which was passed both to expand the number of individuals with healthcare coverage and to develop additional revenue sources, also included, among other things, a deductible excise tax equal to 2.3% of the price for which medical devices are sold in the United States on any entity that manufactures or imports medical devices, with limited exceptions, beginning in 2013. However, this excise tax was subsequently suspended by the U.S. Congress for medical device sales during calendar years 2016 and 2017. If this excise tax had not been suspended it would be applicable to our products that are primarily used in hospitals and sleep labs, which includes the ApneaLink, VPAP Tx, certain Respiratory Care and dental sleep products. Absent further Congressional action, this excise tax will be reinstated for medical device sales beginning January 1, 2018. The ACA also provided for a number of Medicare regulatory requirements, including new face-to-face encounter requirements for durable medical equipment and home health services.

We cannot predict at this time the full impact of the ACA, or any U.S. legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

Service and Warranty

We generally offer either one-year or two-year limited warranties on our devices. Warranties on mask systems are for 90 days. Our distributors either repair our products with parts supplied by us or arrange shipment of products to our facilities for repair or replacement.

We receive returns of our products from the field for various reasons. We believe that the level of returns experienced to date is consistent with levels typically experienced by manufacturers of similar devices. We provide for warranties and returns based on historical data.

Competition

The markets for our products are highly competitive. We believe that the principal competitive factors in all of our markets are product features, value-added solutions, reliability and price. Customer support, reputation and efficient distribution are also important factors.

We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than us. Our primary competitors include Philips BV; Fisher & Paykel Healthcare Corporation Limited; DeVilbiss Healthcare; Apex Medical Corporation; BMC Medical Co. Ltd.; and regional manufacturers. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the healthcare industry. In addition, some of our competitors, such as Weinmann Geräte für Medizin GmbH + Co. KG, are affiliates of customers of ours, which may make it difficult to compete with them. Finally, our products compete with surgical procedures and dental appliances designed to treat OSA and other SDB-related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

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

Through our various subsidiaries, as of the date of this annual report, we own or have licensed rights to approximately 1,043 issued United States patents (including approximately 413 design patents) and approximately 2,020 issued foreign patents. In addition, there are approximately 470 pending United States patent applications (including approximately 44 design patent applications), approximately 952 pending foreign patent applications, approximately 1,143 registered foreign designs and 54 pending foreign designs. Some of these patents, patent applications and designs relate to significant aspects and features of our products.

Of our patents, 193 United States patents and 427 foreign patents are due to expire in the next five years. There are 25 United States patents due to expire in 2017, 54 United States patents in 2018, 16 United States patents in 2019, 71 United States patents in 2020, and 27 United States patents in 2021. There are 35 foreign patents due to expire in 2017, 102 in 2018, 54 in 2019, 150 in 2020, and 86 in 2021. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

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

Our products currently marketed in the United States are marketed pursuant to 510(k) pre-marketing clearances and are either Class I or Class II devices. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and often clinical data, which in some cases can be extensive, to demonstrate that the device is “substantially equivalent” to a device that was on the market before 1976 or to a device that has been found by the FDA to be “substantially equivalent” to such a pre-1976 device, a predecessor device is referred to as “predicate device.” As a result, FDA clearance requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high-risk devices or those that are used to support or sustain human life, may take several years and requires the submission of extensive performance and clinical information.

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

Under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which we collectively refer to as HIPAA, the Department of Health and Human Services, or HHS, has issued regulations, including the HIPAA Privacy, Security and Breach Notification Rules, to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including health care providers and their business associates. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties. In addition to federal privacy and security regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. New laws governing privacy may be adopted in the future as well. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse effect on our business.

In some of our operations, such as those involving our cloud-based software digital health applications, we are a business associate under HIPAA and therefore required to comply with the HIPAA Security Rule, Breach Notification Rule and certain provisions of the HIPAA Privacy Rule, and are subject to significant civil and criminal penalties for failure to do so.

Numerous other state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of patient health information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The Federal Trade Commission, or FTC, and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. These laws may apply directly to our business or indirectly by contract when we provide services to other companies. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information.

Additionally, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The Physician Payment Sunshine Act was enacted in law as part of ACA, which imposed new annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

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

Employees

As of June 30, 2016, we had approximately 5,250 employees or full-time consultants, of which approximately 1,745 were employed in warehousing and manufacturing, 805 in research and development and 2,700 in sales, marketing and administration. Of our employees and consultants, approximately 1,545 were located in North and Latin America, 1,400 in Australia, 1,280 in Europe and 1,025 in Asia.

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

We have expanded our marketing activities in some markets to target the population with a predisposition to sleep-disordered breathing as well as primary care physicians and various medical specialists. We cannot assure you that these marketing efforts will be successful in increasing awareness or sales of our products.

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

If we fail to integrate our recent acquisitions with our operations, our business could suffer.    In fiscal 2016 we completed a number of acquisitions, including among others, the acquisition of Brightree, Curative Medical and Inova Labs. The success of these acquisitions, as well as our other recent acquisitions, will depend, in part, on our ability to successfully integrate the business and operations of the acquired companies and fully realize the anticipated benefits from such acquisitions. Additionally, our management may have their attention diverted while trying to integrate these businesses. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of the acquisitions fully or at all, or may take longer to realize than expected.

We are subject to various risks relating to international activities that could affect our overall profitability.    We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets. Sales outside North and Latin America accounted for approximately 39% and 43% of our net revenues in the years ended June 30, 2016 and 2015, respectively. We expect that sales within these areas will account for approximately 35% to 40% of our net revenues in the foreseeable future. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:

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

In the United States, we sell our products primarily to home healthcare dealers, hospitals and to sleep clinics. Reductions in reimbursement to our customers by third-party payers, if they occur, may have a material impact on our customers and, therefore, may indirectly affect our pricing and sales to, or the collectability of receivables we have from, those customers. A development negatively affecting reimbursement stems from the Medicare competitive bidding program mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA. Under the program, our customers who provide home healthcare services must compete to offer products in designated competitive bidding areas, or CBAs. In addition, under the ACA, in 2016, CMS adjusted the prices in non-competitive bidding areas to match competitive bidding prices. CMS phased in the new rates beginning January 1, 2016, and were fully effective July 1, 2016. This program has significantly reduced the Medicare reimbursement to our customers compared with reimbursement in 2011, at the beginning of the program.

We cannot predict at this time the full impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition.

Healthcare reform, including recently enacted legislation, may have a material adverse effect on our industry and our results of operations.    In March 2010, the ACA was signed into law in the United States. The ACA made changes that significantly impacted the healthcare industry, including medical device manufacturers. One of the principal purposes of the ACA was to expand health insurance coverage to approximately 32 million Americans who were uninsured. The ACA required adults not covered by an employer- or government-sponsored insurance plan to maintain health insurance coverage or pay a penalty, a provision commonly referred to as the individual mandate. We cannot predict the impact of these coverage expansions, if any, on the sales of our products.

The ACA also contained a number of provisions designed to generate the revenues necessary to fund the coverage expansions. This included new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, entities that manufacture, produce or import medical devices were required to pay an excise tax in an amount equal to 2.3% of the price for which such devices are sold in the United States. This excise tax is applicable to our products that are primarily used in hospitals and sleep labs, which includes the ApneaLink, VPAP Tx, certain Respiratory Care and dental sleep products. The medical device tax was suspended for 2016 and 2017 calendar years, but is scheduled to return beginning in 2018. In addition to the competitive bidding changes discussed above, the ACA also included, among other things, demonstrations to develop organizations that are paid under a new payment methodology for voluntary coordination of care by groups of providers, such as physicians and hospitals, and the establishment of a new Patient-

Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. The increased funding and focus on comparative clinical effectiveness research, which compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products, may result in lower reimbursements by payers for our products and decreased profits to us.

Other federal legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers, including home healthcare companies, of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Various healthcare reform proposals have also emerged at the state level within the United States.

The ACA as well as other federal and/or state healthcare reform measures that may be adopted in the future, singularly or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

In the United States, the laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate the Anti-Kickback statute itself to have committed a violation, but a person or entity must have intended to violate the law to be prosecuted under this criminal statute. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us;

•

federal civil and criminal false claims laws and civil monetary penalty laws, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third-party payers;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation;

•

the federal Physician Sunshine Act requirements under the ACA, which impose new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed by certain manufacturers of drugs, devices, biologics, and medical supplies to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

•

state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

The scope and enforcement of these laws are uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. For example, in July 2016, we received a federal administrative subpoena from the Office of Inspector General (“OIG”) of the Department of Health and Human Services. The subpoena contains a request for documents and other materials that relate primarily to industry offerings of patient resupply software to home medical equipment providers. We are cooperating with the OIG to respond to its requests for documents and information. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

Our use and disclosure of individually identifiable information, including health information, is subject to federal, state and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.    The privacy and security of personally identifiable information stored, maintained, received or transmitted electronically is a major issue in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to ‘‘unfairness’’ and ‘‘deception,’’ as enforced by the FTC and state attorneys general, continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose audience and customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Concerns about our practices with regard to the collection, use, disclosure, or security of personally identifiable information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including (i) state privacy and confidentiality laws (including state laws requiring disclosure of breaches); (ii) HIPAA; and (iii) European and other foreign data protection laws.

HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including what is known as protected health information, by health plans, healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, or covered entities, and their ‘‘business associates,’’ which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve the use or disclosure of protected health information. Certain portions of our business, such as the cloud-based software digital health applications, are subject to HIPAA as a business associate of our covered entities clients. To provide our covered entity clients with services that involve the use or disclosure of PHI, HIPAA requires us to enter into business associate agreements that require us to safeguard PHI in accordance with HIPAA. As a business associate, we are also directly liable for compliance with HIPAA.

Mandatory penalties for HIPAA violations range from $100 to $50,000 per violation, up to $1.5 million per violation of the same standard per calendar year. A single breach incident can result in violations of multiple standards, resulting in possible penalties potentially in excess of $1.5 million. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed.

HIPAA authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

HIPAA further requires business associates like us to notify our covered entity clients “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” Covered entities must notify affected individuals “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach” if their unsecured PHI is subject to an unauthorized access, use or disclosure. If a breach affects 500 patients or more, covered entities must report it to HHS and local media without unreasonable delay, and HHS will post the name of the breaching entity on its public website. If a breach affects fewer than 500 individuals, the covered entity must log it and notify HHS at least annually.

If we are unable to properly protect the privacy and security of health information entrusted to us, our solutions may be perceived as not secure, we may incur significant liabilities and customers may curtail their use of or stop using our solutions. In addition, if we fail to comply with the terms of our business associate agreements with our clients, we are liable not only contractually but also directly under HIPAA.

Our business activities are subject to extensive regulation, and any failure to comply could have a materially adverse effect on our business, financial condition, or results of operations.    We

are subject to extensive U.S. federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, our products could be subject to recall if the Food and Drug Administration, or the FDA, other regulators or we determine, for any reason, that our products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results.

Actual or attempted breaches of security, unauthorized disclosure of information, denial of service attacks or the perception that personal and/or other sensitive or confidential information in our possession is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.    We receive, collect, process, use and store a large amount of information from clients and our own employees, including personally identifiable, protected health and other sensitive and confidential information. This data is often accessed by us through transmissions over public and private networks, including the Internet. The secure transmission of such information over the Internet and other mechanisms is essential to maintain confidence in our information technology systems. We have implemented security measures, technical controls and contractual precautions designed to identify, detect and prevent unauthorized access, alteration, use or disclosure of our and our clients’ and employees’ data. However, there is no guarantee that these measures can provide absolute security. Beyond external criminal activity, systems that access or control access to our services and databases may be compromised as a result of human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations.

If someone is able to circumvent or breach our security systems, they could steal any information located therein or cause interruptions to our operations. Security breaches or attempts thereof could also damage our reputation and expose us to a risk of monetary loss and/or litigation, fines and sanctions. We also face risks associated with security breaches affecting third parties that conduct business with us or our clients and others who interact with our data. While we maintain insurance that covers certain security and privacy breaches, we may not carry appropriate insurance or maintain sufficient coverage to compensate for all potential liability.

We are subject to diverse laws and regulations relating to data privacy and security, including HIPAA. Complying with these numerous and complex regulations is expensive and difficult, and failure to comply with these regulations could result in regulatory scrutiny, fines and civil liability. In addition, any security breach or attempt thereof could result in liability for stolen assets or information, additional costs associated with repairing any system damage, incentives offered to clients or other business partners to maintain business relationships after a breach, and implementation of measures to prevent future breaches, including organizational changes, deployment of additional personnel and protection technologies, employee training and engagement of third-party experts and consultants. Furthermore, these rules are constantly changing; for example, the US-EU Safe Harbor Framework has been declared invalid and the EU-US Privacy Shield Framework has recently been formally adopted by the European Commission. Additionally, the costs incurred to remediate any data security or privacy incident could be substantial.

We cannot assure you that any of our third-party service providers with access to our or our clients and/or employees’ personally identifiable and other sensitive or confidential information will maintain appropriate policies and practices regarding data privacy and security in compliance with all applicable laws or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business.

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

Our products are the subject of clinical trials conducted by us, our competitors, or other third parties, the results of which may be unfavorable, or perceived as unfavorable, and could have a material adverse effect on our business, financial condition, and results of operations.    As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, or for other reasons, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. We, our competitors, or other third parties may also conduct clinical trials involving our commercially marketed products. The results of clinical trials may be unfavorable or inconsistent with previous findings, or could identify safety signals associated with our products. For example, in May 2015, we announced the preliminary analysis of the data from the SERVE-HF clinical trial, which was designed to assess whether the treatment of moderate to severe predominant central sleep apnea with Adaptive Servo-Ventilation, or ASV therapy could reduce mortality and morbidity in patients with symptomatic chronic heart failure. The preliminary headline results showed no significant difference with respect to all-cause mortality and hospitalization. However, the analysis of the data identified a statistically significant, 2.5% absolute, increased risk of cardiovascular mortality for those patients in the trial who received ASV therapy with moderate to severe predominant central sleep apnea and symptomatic chronic heart failure with reduced ejection fraction. We worked with global regulatory authorities to revise the labels and instructions for use for ResMed ASV devices as well as informing healthcare providers, physicians, and patients of the cardiovascular safety signal observed in SERVE-HF. Current or future clinical trials may not meet primary endpoints, may reveal disadvantages of our products and solutions for various markets we address, or could generate unfavorable or inconsistent clinical data. Clinical data, or the market’s or regulatory bodies’ perception of the clinical data, may adversely impact our ability to obtain product clearances or approvals, and our position in, and share of, the markets in which we participate. Moreover, if these clinical trials identify serious safety issues associated with our marketed products, potentially adverse consequences could result, including that regulatory authorities could withdraw clearances or approvals of our products, we could be required to halt the marketing and sales of our products or recall our products, we could be required to update our product labeling with additional warnings, we could be sued and held liable for harm caused to patients, and our reputation may suffer. Any of these could have a material adverse impact on our business, financial condition, and results of operations.

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

Litigation may be necessary to enforce patents issued to us, to protect our proprietary rights, or to defend third-party claims that we have infringed on proprietary rights of others. For example, we are involved in litigation with our competitor BMC Medical Co., Ltd., and its U.S. distributor, 3B Medical, to enforce patents against BMC’s and 3B’s alleged infringement in the U.S. and other countries. Similarly, BMC has asserted claims against us in China to enforce claims that we have infringed on its patents. The defense and prosecution of patent claims, including these pending claims, as well as participation in other inter-party proceedings, can be expensive and time-consuming, even in those instances in which the outcome is favorable to us. If the outcome of any litigation or proceeding brought against us were adverse, we could be subject to significant liabilities to third-parties, could be required to obtain licenses from third-parties, could be forced to design around the patents at issue or could be required to cease sales of the affected products. A license may not be available at all or on commercially viable terms, and we may not be able to redesign our products to avoid infringement. Additionally, the laws regarding the enforceability of patents vary from country to country, and we cannot assure you that any patent issues we face will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.

We are subject to tax audits by various tax authorities in many jurisdictions.    From time to time we may be audited by tax authorities in various jurisdictions around the world. Any final assessment resulting from such audits may result in material changes to our past or future taxable income, tax payable or deferred tax assets, and may require us to pay penalties and interest that could materially adversely affect our financial results.

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

Our leverage and debt service obligations could adversely affect our business.    As of June 30, 2016, our total consolidated debt was approximately $1.2 billion. We may incur additional indebtedness in the future. Our indebtedness could have adverse consequences, including:

•	making it more difficult to satisfy our financial obligations;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds for working capital, capital expenditure, acquisitions and general corporate or other purposes; and

•	exposing us to greater interest rate risk.

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

We have made certain assumptions relating to our recent acquisitions of Brightree, Curative Medical and Inova Labs that may prove to be materially inaccurate.    We have made certain assumptions relating to our recent acquisitions of Brightree, Curative Medical and Inova Labs, including, for example:

•	projections of the respective acquired companies’ future revenues;

•	the amount of goodwill and intangibles that will result from the acquisitions;

•	acquisition costs, including transaction, contingent consideration and integration costs; and

•	other financial and strategic rationales and risks of the acquisitions.

While management has made such assumptions in good faith and believes them to be reasonable, the assumptions may turn out to be materially inaccurate, including for reasons beyond our control. If these assumptions are incorrect we may change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations.

We may write-off intangible assets, such as goodwill.    We have recorded intangible assets, including goodwill in connection with our recent acquisitions of Brightree, Curative Medical and Inova Labs. At least on an annual basis, we will evaluate whether facts and circumstances indicate any impairment of the values of these intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Prior to our acquisitions of Brightree, Curative Medical and Inova Labs, those companies were each privately-held, and their new obligations of being a part of a public company may require significant resources and management attention.    Upon consummation of the respective acquisitions of Brightree, Curative Medical and Inova Labs, the acquired entities became subsidiaries of our consolidated company, and will need to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We will need to ensure that each of the acquired companies establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management.

ITEM 1B	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our fiscal year 2016 that remain unresolved.

ITEM 2	PROPERTIES

We conduct our operations in both owned and leased properties. Our principal executive offices and U.S. sales facilities, consist of approximately 230,000 square feet and are located on Spectrum Center Boulevard in San Diego, California, in a building we own. We have our primary research and development facilities as well as office and manufacturing facilities at our owned site in Norwest, Sydney, Australia. Warehousing and distribution facilities are leased in Atlanta, Georgia, and Moreno Valley, California, U.S.A.; Abingdon, England; Munich, Bremen, Gemsdorf, Germany; Lyon, Paris, France; Basel, Switzerland; Stockholm, Sweden; Helsinki, Finland; Oslo, Norway; New Delhi, India; Tokyo, Japan; Dublin, Ireland; Beijing, Suzhou, China; the Czech Republic; Denmark and Poland.

We believe that our facilities are adequate to meet the needs of our current business operations. At June 30, 2016, our principal owned and leased properties were as follows:

Location	Ownership Status (Owned / Leased)	Square footage	Primary Usage
San Diego, California	Owned	230,000	Corporate headquarters, sales and administration
Norwest, Sydney, Australia	Owned	224,000	Manufacturing , engineering, research and development
Chatsworth, California	Leased	72,000	Motor manufacturing, engineering, research and development
Atlanta, Georgia	Leased	470,000	Warehouse and distribution
Atlanta, Georgia	Leased	41,000	Sales and administration, research and development
Moreno Valley, California	Leased	130,000	Warehouse and distribution
Loyang, Singapore	Leased	95,000	Manufacturing facility
Galaxais, Singapore	Leased	7,000	Engineering, research and development
Munich, Germany	Leased	119,000	Sales and distribution, research and development
Lyon, France	Leased	52,000	Sales and distribution
Austin, Texas	Leased	43,000	Manufacturing facility for portable oxygen concentrators
Paris, France	Leased	43,000	Manufacturing facility, field service
Johor Bahru, Malaysia	Leased	46,000	Manufacturing facility

ITEM 3	LEGAL PROCEEDINGS

We are involved in various legal proceedings and claims. Litigation is inherently uncertain. Accordingly, we cannot predict the outcome of these matters. But we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.

BMC and 3B litigation.    In 2013, we filed actions in the U.S. and Germany against Chinese manufacturer BMC Medical Co., Ltd and its U.S. distributor, 3B Medical, Inc. to stop the infringement of several ResMed patents. In December 2014, the U.S. International Trade Commission ruled that certain of BMC’s masks infringed ResMed’s patents and should be excluded from importation or sale in the US. BMC subsequently notified the Commission that it discontinued US sales of the mask products affected by the Commission’s order. BMC also appealed the Commission’s ruling. The appeals court has remanded the case to the Commission and further proceedings are expected before the Commission. The Commission has suspended the exclusion order during the pendency of the remand. A companion case in the United States District Court for the Southern District of California remains stayed pending a final decision in the International Trade Commission proceedings.

The International Trade Commission also invalidated claims of the ResMed patent asserted against BMC’s humidifier and declined to exclude BMC’s humidifier products from importation or sale. ResMed initially appealed the International Trade Commission’s ruling, but on March 29, 2016, the appeals court dismissed ResMed’s appeal at ResMed’s request.

On May 12, 2016, the International Trade Commission initiated a second investigation of patent infringement by BMC and 3B, based on alleged infringement of four ResMed patents by BMC’s RESmart and Luna flow generators. ResMed also filed a patent infringement suit against BMC and 3B in the United States District Court for the Southern District of California, asserting the same four ResMed patents.

In 2013, we initiated proceedings in a Germany against BMC involving certain devices and mask assemblies we accused of patent infringement. In April 2016, ResMed and BMC settled the case against BMC’s infringing mask assemblies, and BMC agreed not to sell infringing products in Germany. ResMed settled its infringement action against BMC’s flow generators in Germany in May 2016. Additional infringement proceedings against BMC flow generators are currently stayed while a validity decision on the same patent is under appeal.

In 2015, BMC’s U.S. distributor, 3B Medical, Inc., filed suit in the United States District Court for the Middle District of Florida against ResMed Inc. and ResMed Corp. for alleged federal and state antitrust violations. 3B subsequently named three ResMed customers as additional defendants. 3B alleges that in addition to enforcing its patents, ResMed has entered into exclusive dealing arrangements with customers, tied sales of masks to sales of devices, and spread false information that 3B would go out of business due to ResMed’s patent infringement action. 3B seeks damages and an injunction.

In February 2016, BMC filed patent infringement suits in Shanghai, China against ResMed’s distribution subsidiary in China. BMC asserts that ResMed’s S9 devices infringe two BMC patents. ResMed has filed petitions to invalidate the BMC patents. Both proceedings are pending.

Administrative subpoena.    In July 2016, we received a federal administrative subpoena from the Office of Inspector General (“OIG”) of the Department of Health and Human Services. The subpoena contains a request for documents and other materials that relate primarily to industry offerings of patient resupply software to home medical equipment providers. We are cooperating with the OIG to respond to its requests for documents and information.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RMD”. The following table sets forth for the fiscal periods indicated the high and low closing prices for the common stock as reported by the NYSE.

	2016		2015
	High	Low	High	Low

Quarter One, Ended September 30	$57.95	$49.43	$53.35	$48.65
Quarter Two, Ended December 31	60.02	51.25	57.39	46.25
Quarter Three, Ended March 31	60.36	51.40	72.44	56.65
Quarter Four, Ended June 30	64.08	55.64	74.82	55.44

At July 28, 2016, there were 25 holders of record of our common stock, although many of these holders of record own shares as nominees on behalf of other beneficial owners. During fiscal years 2016 and 2015, we paid dividends totaling $168.1 million and $157.3 million, respectively. On July 28, 2016, we announced an increase in the quarterly dividend from $0.30 per share to $0.33 per share. We pay the dividend in U.S. currency to holders of our common stock trading on the NYSE. Holders of CDIs trading on the ASX will receive an equivalent amount in Australian currency based on the exchange rate on the record date and reflecting the 10:1 ratio between CDIs and of common stock traded on the NYSE. We expect the dividend will continue to be unfranked for Australian tax purposes. We expect to fund our dividend commitments with our operating cash flows and existing loan facilities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this Report.

Purchases of Equity Securities

The following table summarizes purchases by us of our common stock during the fiscal year ending June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased(1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)
July 1 - 31, 2015	0	-	39,186,234	15,529,779
August 1 - 31, 2015	445,000	52.92	39,631,234	15,084,779
September 1 - 30, 2015	755,000	50.91	40,386,234	14,329,779
October 1 - 31, 2015	0	0	40,386,234	14,329,779
November 1 - 30, 2015	318,969	58.11	40,705,203	14,010,810
December 1 - 31, 2015	381,031	56.52	41,086,234	13,629,779
January 1 - 31, 2016	0	0	41,086,234	13,629,779
February 1 - 28, 2016	0	0	41,086,234	13,629,779
March 1 - 31, 2016	0	0	41,086,234	13,629,779
April 1 - 30, 2016	0	0	41,086,234	13,629,779
May 1 - 31, 2016	0	0	41,086,234	13,629,779
June 1 - 30, 2016	0	0	41,086,234	13,629,779
Total	1,900,000	$53.71	41,086,234	13,629,779

1. On February 21, 2014, our board of directors approved or current share repurchase program, authorizing us to acquire up to an aggregate of 20 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. We have temporarily suspended our share repurchase program due to recent acquisitions. However, we may, at any time, elect to resume the share repurchase program as the circumstances allow. All share repurchases after February 21, 2014 have been executed under this program. During all of our share buyback programs, we have repurchased an aggregate of 41.1 million shares at a total cost of $1.5 billion.

PERFORMANCE GRAPH

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholders return on our common stock from June 30, 2011 through June 30, 2016, with the comparable cumulative return of the S&P 500 index, the S&P 500 Health Care index, and the Dow Jones US Medical Devices index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2011. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2011, for the indicated periods.

Index	June 2011	June 2012	June 2013	June 2014	June 2015	June 2016

ResMed Inc	100	101	147	167	187	212
S&P 500	100	103	122	148	156	159
S&P 500 Health Care	100	107	134	171	210	202
Dow Jones US Medical Devices	100	98	118	154	182	208

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2016. The data set forth below should be read together with Item 7 of Part II of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 of Part II of this annual report, “Consolidated Financial Statements and Supplementary Data”, and related Notes included elsewhere in this annual report. The consolidated statement of income data for the years ended June 30, 2016, 2015 and 2014 and the consolidated balance sheet data as of June 30, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statement of income data for the years ended June 30, 2013 and 2012 and the consolidated balance sheet data as of June 30, 2014, 2013 and 2012 are derived from our audited consolidated financial statements. Historical results do not necessarily indicate the results to be expected in the future, and the results for the years presented should not be considered to indicate our future results of operations.

Consolidated Statement of Income Data	Years Ended June 30,
(In thousands, except per share data):	2016	2015	2014	2013	2012
Net revenues	$1,838,713	$1,678,912	$1,554,973	$1,514,457	$1,368,515
Cost of sales (excluding amortization of acquired intangible assets)	772,216	667,516	565,187	573,800	547,780
Gross profit	1,066,497	1,011,396	989,786	940,657	820,735
Selling, general and administrative expenses	488,057	478,627	450,414	430,802	402,621
Research and development expenses	118,651	114,865	118,226	120,124	109,733
Restructuring expenses	6,914	-	6,326	-	-
Education, research and settlement charge	-	-	-	24,765	-
Amortization of acquired intangible assets	23,923	8,668	9,733	10,142	13,974
Total operating expenses	637,545	602,160	584,699	585,833	526,328
Income from operations	428,952	409,236	405,087	354,824	294,407
Other income:
Interest income, net	5,654	20,430	25,107	32,486	29,080
Other, net	4,960	6,250	884	(2,191)	8,458
Total other income, net	10,614	26,680	25,991	30,295	37,538
Income before income taxes	439,566	435,916	431,078	385,119	331,945
Income taxes	87,157	83,030	85,805	77,986	77,095
Net income	$352,409	$352,886	$345,273	$307,133	$254,850
Basic earnings per share	$2.51	$2.51	$2.44	$2.15	$1.75
Diluted earnings per share	$2.49	$2.47	$2.39	$2.10	$1.71
Dividends per share	$1.20	$1.12	$1.00	$0.68	$-
Weighted average:
Basic shares outstanding	140,242	140,468	141,474	142,954	145,901
Diluted shares outstanding	141,669	142,687	144,359	146,410	149,316

Consolidated Balance Sheet Data	As of June 30,
(In thousands):	2016	2015	2014	2013	2012
Working capital	$781,168	$1,141,381	$1,286,651	$874,800	$1,108,299
Total assets	3,258,935	2,181,774	2,360,962	2,210,721	2,137,869
Long-term debt, less current maturities	875,000	300,594	300,770	769	250,783
Total stockholders’ equity	$1,694,831	$1,587,307	$1,758,248	$1,610,516	$1,607,627

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc and subsidiaries. It is provided as a supplement to, and should be read together with the selected financial data and consolidated financial statements and notes included elsewhere in this report.

We are a leading developer, manufacturer and distributor of medical equipment for treating, diagnosing, and managing SDB and other respiratory disorders. During the fiscal year, we continued our efforts to build awareness of the consequences of untreated SDB and to grow our business in this market. In our efforts, we have attempted to raise awareness through market and clinical initiatives and by highlighting the increasing link between the potential effects SDB can have on co-morbidities such as cardiac disease, diabetes, hypertension and obesity.

There are many studies being conducted that provide new evidence that treating SDB and OSA can improve health, quality of life and also mitigate the dangers of sleep apnea in occupational health and safety, especially in the transport industry. Evidence continues to mount supporting the role of SDB therapy for disease prevention, improvement of quality of life and healthcare cost reduction.

We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2016, we invested approximately $118.7 million on research and development activities, which represents approximately 6% of net revenues. Since the development of CPAP, we have developed a number of innovative products for the treatment of SDB and other respiratory disorders including devices, informatics solutions, diagnostic products, mask systems, headgear and other accessories. During fiscal year 2016, we released new products including the Lumis ST-A, AcuCare high-flow nasal cannula and ResMed Connectivity Module. In addition, through our acquisitions of Inova Labs and Curative Medical we acquired the Inova Labs range of POCs and a portfolio of Curative Medical SDB and ventilation products. In 2016, we introduced a number of new software solutions including our ResMed Resupply, GoScripts and new features and enhancements within our cloud-based software offerings. Through our acquisition of Brightree, we also acquired a suite of software-as-a-service solutions for U.S. based distributors and home health and hospice customers. These products as well as the fiscal 2015 release of AirSenseTM 10, AirCurveTM 10, Lumis and AirViewTM, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.

Net revenue in fiscal year 2016 increased to $1,838.7 million, an increase of 10% compared to fiscal year 2015. Gross profit increased for the year ended June 30, 2016 to $1,066.5 million, from $1,011.4 million for the year ended June 30, 2015, an increase of $55.1 million or 5%. Our net income for the year ended June 30, 2016 was $352.4 million or $2.49 per diluted share compared to net income of $352.9 million or $2.47 per diluted share for the year ended June 30, 2015.

Total operating cash flow for fiscal year 2016 was $547.9 million and at June 30, 2016, our cash and cash equivalents totaled $731.4 million. At June 30, 2016, our total assets were $3.3 billion and our stockholders’ equity was $1.7 billion. During fiscal year 2016, we repurchased 1.9 million shares at a cost of $102.1 million under our share repurchase program, compared to 2.7 million shares at a cost of $152.6 million during fiscal year 2015. We paid a quarterly dividend of $0.30 per share during fiscal 2016 with a total amount of $168.1 million paid to stockholders.

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

Fiscal Year Ended June 30, 2016 Compared to Fiscal Year Ended June 30, 2015

Net Revenues.    Net revenue for the year ended June 30, 2016 increased to $1,838.7 million from $1,678.9 million for the year ended June 30, 2015, an increase of $159.8 million or 10% (a 13% increase on a constant currency basis). Net revenue for the year ended June 30, 2016 includes revenue of $28.9 million from Brightree’s operations since the closing of our acquisition of Brightree. Excluding revenue attributable to Brightree, net revenue for the year ended June 30, 2016 was $1,809.8 million, an increase of $130.9 million or 8% compared to the year ended June 30, 2015 (an 11% increase on a constant currency basis). The increase in net revenue was attributable to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $55.6 million for the year ended June 30, 2016.

Net revenue in North and Latin America for the year ended June 30, 2016 increased to $1,130.4 million from $962.7 million for the year ended June 30, 2015, an increase of $167.7 million or 17%. Excluding revenue attributable to Brightree, net revenue in North and Latin America increased for the year ended June 30, 2016 to $1,101.5 million, an increase of $138.8 million or 14%. The increase in net revenue in North and Latin America, excluding revenue attributable to Brightree, is primarily due to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue in markets outside North and Latin America decreased for the year ended June 30, 2016 to $708.3 million from $716.2 million for the year ended June 30, 2015, a decrease of $7.9 million or 1% (a 6% increase on a constant currency basis). The constant currency increase in sales outside North and Latin America predominantly reflects an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue from devices for the year ended June 30, 2016 increased to $1,064.2 million from $975.9 million for the year ended June 30, 2015, an increase of $88.3 million or 9%, including an increase of 19% in North and Latin America and a decrease of 1% outside North and Latin America (a 6% increase on a constant currency basis). Net revenue from masks and other accessories for the year ended June 30, 2016 increased to $745.6 million from $703.0 million for the year ended June 30, 2015, an increase of 6%, including an increase of 10% in North and Latin America and a decrease of 2% outside North and Latin America (a 5% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the year ended June 30, 2016 increased by 13%, and masks and accessories sales increased by 9%, compared to the year ended June 30, 2015.

The following table summarizes the percentage movements in our net revenue, excluding revenue attributable to Brightree following the closing of our acquisition, for the year ended June 30, 2016 compared to the year ended June 30, 2015:

	North and Latin America	Markets outside North and Latin America	Total	Markets outside North and Latin America (Constant Currency)*	Total (Constant Currency)*
Devices	19%	-1%	9%	6%	13%
Masks and other accessories	10%	-2%	6%	5%	9%
Total	14%	-1%	8%	6%	11%

* Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit.    Gross profit increased for the year ended June 30, 2016 to $1,066.5 million from $1,011.4 million for the year ended June 30, 2015, an increase of $55.1 million or 5%. Gross profit as a percentage of net revenue was 58.0% for the year ended June 30, 2016, compared with the 60.2% for the year ended June 30, 2015. The decline in gross margins was primarily due to an unfavorable product mix as sales of our lower margin products represented a higher proportion of our sales, declines in our average selling prices and an unfavorable geographic mix with sales in our lower margin geographic areas representing a higher proportion of our overall sales.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2016 to $488.1 million from $478.6 million for the year ended June 30, 2015, an increase of $9.4 million or 2%. The selling, general and administrative expenses, as reported in U.S. dollars, were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $25.6 million. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the year ended June 30, 2016 increased by 7% compared to the year ended June 30, 2015. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2016 was 26.5%, compared to 28.5% for the year ended June 30, 2015.

The increase in selling, general and administrative expenses was primarily due to additional personnel to support our commercial activities, increased legal expenses, acquisition expenses and incremental expenses due to the inclusion of our recent business acquisitions.

Research and Development Expenses.    Research and development expenses increased for the year ended June 30, 2016 to $118.7 million from $114.9 million for the year ended June 30, 2015, an increase of $3.8 million or 3%. The research and development expenses were favorably impacted by the depreciation of the Australian dollar and Euro against the U.S. dollar, which decreased our expenses by approximately $13.9 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses for the year ended June 30, 2016 increased by 15% compared to the year ended June 30, 2015. As a percentage of net revenue, research and development expenses were 6.5% for the year ended June 30, 2016 compared to 6.8% for the year ended June 30, 2015.

The increase in research and development expenses in constant currency terms was primarily due to an increase in the number of research and development personnel, an increase in materials and tooling costs incurred to facilitate development of new products and additional expenses associated with the consolidation of recent acquisitions.

Restructuring expenses.    During the year ended June 30, 2016 we incurred restructuring expenses of $6.9 million associated with rationalizing our European research & development operations and manufacturing facilities. The restructure cost consisted primarily of severance payments and an asset write-down of a legacy manufacturing facility.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2016 totaled $23.9 million compared to $8.7 million for the year ended June 30, 2015. The increase in amortization expense was attributable to our acquisitions during the year, in particular Brightree, Curative Medical and Inova Labs.

Total other income, net.    Total other income, net for the year ended June 30, 2016 was $10.6 million, compared with $26.7 million for the year ended June 30, 2015. The decrease in total other income, net, was due primarily to lower interest income resulting from lower interest rates on cash balances held, an increase in interest expense due to higher borrowings and reduced foreign currency hedging gains due to the depreciation of the Australian dollar against the U.S. dollar and Euro.

Income Taxes.    Our effective income tax rate increased to 19.8% for the year ended June 30, 2016 from 19.0% for the year ended June 30, 2015. During the year ended June 30, 2016, we adopted the new accounting standard, ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting”. As a result of adopting this standard, we recognized a tax benefit of $11.2 million. The impact of this tax benefit was offset by an additional tax expense relating to an increase in our foreign cash repatriation to the U.S. Our effective income tax rate is affected by the geographic mix of our taxable income, including lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs which will expire in whole or in part at various dates through June 30, 2020. As of June 30, 2016, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend for these earnings to be permanently reinvested outside the United States.

Net Income and Earnings per Share.    As a result of the factors above, our net income for the year ended June 30, 2016 was $352.4 million compared to net income of $352.9 million for the year ended June 30, 2015. As a result of lower share count due to our stock repurchases during the year ended June 30, 2016, our earnings per share for the year ended June 30, 2016 was $2.49 per diluted share compared to $2.47 per diluted share for the year ended June 30, 2015, an increase of 1% over the year ended June 30, 2015.

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014

Net Revenues.    Net revenue increased for the year ended June 30, 2015 to $1,678.9 million from $1,555.0 million for the year ended June 30, 2014, an increase of $123.9 million or 8% (a 13% increase on a constant currency basis). The increase in net revenue was attributable to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $74.5 million for the year ended June 30, 2015.

Net revenue in North and Latin America increased for the year ended June 30, 2015 to $962.7 million from $839.1 million for the year ended June 30, 2014, an increase of $123.6 million or 15%. The increase in net revenue was primarily attributable to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue in markets outside North and Latin America increased for the year ended June 30, 2015 to $716.2 million from $715.8 million for the year ended June 30, 2014, an increase of $0.4 million or 0% (a 10% increase on a constant currency basis). The constant currency increase in sales outside North and Latin America predominantly reflected an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue from devices for the year ended June 30, 2015 totaled $975.9 million from $846.7 million for the year ended June 30, 2014, an increase of 15%, including an increase of 33% in North and Latin America and an increase of 2% outside North and Latin America (a 12% increase on a constant currency basis). Net revenue from masks and other accessories for the year ended June 30, 2015 totaled $703.0 million from $708.3 million for the year ended June 30, 2014, a decrease of 1%, including an increase of 1% in North and Latin America and a decrease of 4% outside North and Latin America (a 6% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the year ended June 30, 2015 increased by 21%, and masks and accessories sales increased by 3%, compared to the year ended June 30, 2014.

The following table summarizes the percentage movements in our net revenue for the year ended June 30, 2015 compared to the year ended June 30, 2014:

	North and Latin America	Markets outside North and Latin America	Total	Markets outside North and Latin America (Constant Currency)*	Total (Constant Currency)*
Devices	33%	2%	15%	12%	21%
Masks and other accessories	1%	-4%	-1%	6%	3%
Total	15%	0%	8%	10%	13%

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

Income Taxes.    Our effective income tax rate was 19.0% for the year ended June 30, 2015 compared to 19.9% for the year ended June 30, 2014. Our effective income tax rate is affected by the geographic mix of our taxable income, including lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs which will expire in whole or in part at various dates through June 30, 2020. As of June 30, 2015, we had not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend for these earnings to be permanently reinvested outside the United States.

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

Liquidity and Capital Resources

As of June 30, 2016 and June 30, 2015, we had cash and cash equivalents of $731.4 million and $717.2 million, respectively. Working capital was $0.8 billion and $1.1 billion, at June 30, 2016 and June 30, 2015, respectively. As of June 30, 2016 we had $1.2 billion of borrowings under our revolving credit facility and term loan agreements.

As of June 30, 2016 and June 30, 2015, our cash and cash equivalent balances held within the United States amounted to $40.9 million and $32.0 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2016 and June 30, 2015, of $690.5 million and $685.2 million, respectively, were held by our non-U.S. subsidiaries, indefinitely invested outside the United States. Our cash and cash equivalent balances are held at highly rated financial institutions.

As of June 30, 2016, the cumulative amount of undistributed earnings from our foreign subsidiaries was approximately $1.2 billion, and those undistributed earnings are considered permanently reinvested. We intend to reinvest the cash and cash equivalents of those entities whose undistributed earnings are permanently reinvested in our international operations. We reassess our reinvestment intentions each reporting period and currently believe that we have sufficient sources of liquidity to support our assertion that the undistributed earnings held by foreign subsidiaries may be considered to be reinvested permanently. If these earnings had not been permanently reinvested, deferred taxes of approximately $286 million would have been recognized in our consolidated financial statements.

We repatriated $190 million and $130 million to the U.S. in fiscal years 2016 and 2015, respectively, from earnings generated in each of those years. The amount of the current year foreign earnings that we have repatriated to the U.S. in the past has been determined, and the amount that we expect to repatriate during fiscal year 2017 will be determined, based on a variety of factors, including current year earnings of our foreign subsidiaries, foreign investment needs and the cash flow needs we have in the U.S., such as for the repayment of debt, dividend distributions, and other domestic obligations. The majority of our repatriation of foreign subsidiaries’ earnings to the U.S. has historically occurred at year-end, although we may repatriate funds earlier in the year based on our business needs, as we did during the year ended June 30, 2016. When we repatriate funds to the U.S., we are required to pay taxes in the U.S. on these amounts based on applicable U.S. tax rates, net of any foreign tax that would be allowed to be deducted or taken as a credit against U.S. income tax. We paid $34.2 million and $17.1 million in additional U.S. federal income taxes in fiscal years 2016 and 2015, respectively, as a result of repatriation of foreign earnings generated in those years.

Inventories at June 30, 2016 decreased by $22.4 million or 9% to $224.5 million compared to June 30, 2015 inventories of $246.9 million. The decrease in inventories was due primarily to improved inventory management.

Accounts receivable, net of allowance for doubtful accounts, at June 30, 2016 were $382.1 million, an increase of $19.5 million or 5% over the June 30, 2015 accounts receivable balance of $362.6 million. Accounts receivable days sales outstanding of 63 days at June 30, 2016 decreased by 6 days compared to 69 days at June 30, 2015. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2016 and 2015 was 3.2% and 3.3%, respectively. The credit quality of our customers remains broadly consistent with our past experience.

During the year ended June 30, 2016, we generated cash of $547.9 million from operations. This was higher than the cash generated from operations for the year ended June 30, 2015 of $383.2 million, and was primarily due to a reduction in our inventories, an increase in our accounts payable and the impact from the adoption of ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting”, which included, among other things, a requirement to reclassify the excess tax benefits from stock-based compensation arrangements from financing activities to operating activities. This reclassification increased the cash flow from operating activities for the year ended June 30, 2016, by $14.5 million. Movements in foreign currency exchange rates during the year ended June 30, 2016 had the effect of decreasing our cash and cash equivalents by $20.6 million, as reported in U.S. dollars. During fiscal years 2016 and 2015, we repurchased 1.9 million and 2.7 million shares at a cost of $102.1 million and $152.6 million, respectively. During fiscal years 2016 and 2015, we also paid dividends totaling $168.1 million and $157.3 million, respectively.

Details of contractual obligations at June 30, 2016 are as follows:

		Payments Due by Fiscal Year
In $000’s	Total	2017	2018	2019	2020	2021	Thereafter
Short-term debt	$300,000	$300,000	$-	$-	$-	$-	$-
Interest on Short-Term Debt	4,479	4,479	-	-	-	-	-
Long Term Debt	875,000	-	-	875,000	-	-	-
Interest on Long Term Debt	40,606	17,403	17,403	5,800	-	-	-
Operating Leases	65,873	19,856	15,280	10,142	5,738	3,902	10,955
Capital Leases	802	338	228	128	108	-	-
Purchase Obligations	159,279	159,279	-	-	-	-	-
Total	$1,446,039	$501,355	$32,911	$891,070	$5,846	$3,902	$10,955

Details of other commercial commitments at June 30, 2016 are as follows:

		Amount of Commitment Expiration Per Fiscal Year
In $000’s	Total	2017	2018	2019	2020	2021	Thereafter
Standby Letter of Credit	$11,877	$4,114	$6,711	$-	$-	$-	$1,052
Guarantees*	$14,622	$797	$27	$2	$45	$20	$13,731
Total	$26,499	$4,911	$6,738	$2	$45	$20	$14,783

*These guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At June 30, 2016, the interest rate that was being charged on the outstanding principal amount was 2.0%. A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25 million sublimit for letters of credit.

In connection with the acquisition of Brightree, we entered into an amendment to our existing revolving credit agreement, on April 4, 2016, to increase the size of the revolving credit facility from $700 million to $1 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million and make other modifications to provide for the acquisition of Brightree.

Our obligations under the revolving credit agreement (as amended) are unsecured but are guaranteed by certain of our direct and indirect U. S. subsidiaries, including ResMed Corp.; ResMed Motor Technologies Inc.; Birdie Inc.; Inova Labs, Inc.; Brightree LLC; Brightree Services LLC; Brightree Home Health & Hospice LLC; and Strategic AR LLC, under an unconditional guaranty. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum leverage ratio of funded debt to EBITDA (as defined in the credit agreement) and an interest coverage ratio.

Part of the proceeds from the funding of the revolving credit facility were used to pay a portion of the acquisition consideration for the Brightree acquisition, as well as to pay fees and expenses in connection with the acquisition, the amendment to the revolving credit agreement and the term loan credit agreement (as described below).

At June 30, 2016, we were in compliance with our debt covenants and there was $875.0 million outstanding under the revolving credit facility.

Term Loan

On April 4, 2016, in connection with the Brightree acquisition, we also entered into a credit agreement (the “term loan credit agreement”) providing a $300 million senior unsecured one-year term loan credit facility.

Our obligations under the term loan credit agreement are unsecure but are guaranteed by certain of ResMed’s direct and indirect U.S. subsidiaries, including ResMed Corp., ResMed Motor

Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC, under an unconditional guaranty. The term loan credit facility terminates on April 3, 2017, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the term loan credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At June 30, 2016, the interest rate that was being charged on the outstanding principal amount was 2.0%. The term loan credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of funded debt to EBITDA (as defined in the term loan credit agreement) and an interest coverage ratio.

The proceeds from the funding of the term loan credit facility were used to pay a portion of the acquisition consideration for the Brightree acquisition, as well as to pay fees and expenses in connection with the acquisition, the amendment to the revolving credit agreement and the Term Loan Credit Agreement.

At June 30, 2016, we were in compliance with our debt covenants under and there was $300.0 million outstanding under the term loan credit agreement. We plan to refinance the facility prior to the maturity date of the term loan agreement, based on our funding needs at that time.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Tax Expense

Our income tax rate is governed by the laws of the jurisdictions where our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal years 2016, 2015 and 2014. During fiscal years 2016, 2015 and 2014, our consolidated effective tax rate has fluctuated between 19% and 20%. These and future effective tax rate fluctuations resulted from and depend on numerous factors including the amount of research and development expenditures for which an additional Australian tax credit is available; the level of foreign earnings repatriated to the U.S.; the geographic mix of taxable income and other tax credits and benefits available to us under applicable tax laws, including the lower statutory tax rates and incentives associated with our Singapore and Malaysia manufacturing operations.

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2016 using a quantitative assessment. The results of our annual review indicated that no impaired goodwill exists as the fair value for each reporting unit exceeded its carrying value.

(4)    Income Tax. We assess our income tax positions and record tax benefits for all years subject to audit based upon management’s evaluation of the facts, circumstances and information available at the reporting date. If we determine that it is not more likely than not that we would be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income tax expense in the period such determination is made. Alternatively, if we determine that it is more likely than not that the net deferred tax assets would be realized, any previously provided valuation allowance is reversed. These changes to the valuation allowance and resulting increases or decreases in income tax expense may have a material effect on our operating results.

Our income tax returns are based on calculations and assumptions subject to audit by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Although currently immaterial, we recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. Based on our regular assessment, we may adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

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

We do not normally offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims. We do not recognize revenues if we offer a right of return or variable sale prices for subsequent events or activities. However, as part of our sales processes we may provide upfront discounts for large orders, one-time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. We record the costs of all such programs as an adjustment to revenue. Our products are predominantly therapy-based equipment and require no installation. Therefore, we have no significant installation obligations. For multiple-element arrangements, we allocate arrangement consideration to the deliverables by use of the relative selling price method. The selling price used for each deliverable is based on vendor-specific objective evidence.

We also generate revenue from time-based licensing of our software and associated services. In most instances, revenue is generated under sales agreements with multiple elements comprising subscription fees and professional services, which typically have contract terms of one to three years. We evaluate each element in these multiple-element arrangements to determine whether they represent a separate unit of accounting and recognize each element as the services are performed.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET AND BUSINESS RISKS

Foreign Currency Market Risk

Our reporting currency is the U.S. dollar, although the financial statements of our non-U.S. subsidiaries are maintained in their respective local currencies. We transact business in various foreign currencies, including a number of major European currencies as well as the Australian dollar. We have significant foreign currency exposure through both our Australian and Singapore manufacturing activities and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures predominantly denominated in euros, Australian dollars and Singapore dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not enter into financial instruments for trading or speculative purposes. The foreign currency derivatives portfolio is recorded in the consolidated balance sheets at fair value and included in Other assets current, Other assets non-current, Accrued expenses and Other liabilities non-current. All movements in the fair value of the foreign currency derivatives are recorded within other income, net, on our consolidated statements of income.

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2016 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Great Britain Pound (GBP)	Chinese Yuan (CNY)
AUD Functional:
Assets	-	274,516	188,840	-	-	8,736
Liability	-	(35,625)	(110,557)	(486)	(10,716)	(900)

Foreign Currency Hedges	-	(237,000)	(71,023)	-	10,648	(4,515)

Net Total	-	1,891	7,260	(486)	(68)	3,321
USD Functional:
Assets	-	-	33	15,497	124	-
Liability	-	-	(60)	(1,284)	-	-

Foreign Currency Hedges	-	-	-	(11,610)	-	-

Net Total	-	-	(27)	2,603	124	-
EURO Functional:
Assets	7	1,429	-	-	1,652	-
Liability	-	(6,437)	-	-	(51)	-

Foreign Currency Hedges	-	-	-	-	(3,993)	-

Net Total	7	(5,008)	-	-	(2,392)	-
GBP Functional:
Assets	-	460	82,654	-	-	-
Liability	-	(3,481)	(77,606)	-	-	-

Foreign Currency Hedges	-	-	-	-	-	-

Net Total	-	(3,021)	5,048	-	-	-
SGD Functional :
Assets	1,064	193,931	80,630	-	-	131
Liability	(2,166)	(54,682)	(53,038)	-	-	(532)

Foreign Currency Hedges	-	(138,000)	(24,414)	-	-	-

Net Total	(1,102)	1,249	3,178	-	-	(401)

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at June 30, 2016. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts (in thousands, except exchange rates):

Foreign Exchange Contracts					Fair Value Assets / (Liabilities)
	FY 2017	FY 2018	FY 2019	Total	June 30, 2016	June 30, 2015
Receive AUD/Pay USD
Contract amount	237,000	-	-	237,000	1,262	(649)
Ave. contractual exchange rate	AUD 1 = USD 0.7396			AUD 1 = USD 0.7396
Receive AUD/Pay Euro
Contract amount	115,413	44,390	22,194	181,997	2,325	2,094
Ave. contractual exchange rate	AUD 1 = Euro 0.6864	AUD 1 = Euro 0.6830	AUD 1 = Euro 0.6443	AUD 1 = Euro 0. 6801
Receive SGD/Pay Euro
Contract amount	24,414	-	-	24,414	35	52
Ave. contractual exchange rate	SGD 1 = Euro 0. 6655			SGD 1 = Euro 0. 6655
Receive SGD/Pay USD
Contract amount	138,000	-	-	138,000	792	(276)
Ave. contractual exchange rate	SGD 1 = USD 0.7378			SGD 1 = USD 0.7378
Receive GBP/Pay AUD
Contract amount	10,648	-	-	10,648	(120)	(96)
Ave. contractual exchange rate	GBP 1 = AUD 0.5505			GBP 1 = AUD 0.5505
Receive EUR/Pay GBP
Contract amount	3,993	-	-	3,993	11	(26)
Ave. contractual exchange rate	EUR 1 = GBP 0.8314			EUR 1 = GBP 0.8314
Receive AUD/Pay CNY
Contract amount	4,515	-	-	4,515	(24)	(66)
Ave. contractual exchange rate	AUD 1 = CNY 5.0030			AUD 1 = CNY 5.0030
Receive USD/Pay CAD
Contract amount	11,610	-	-	11,610	(96)	5
Ave. contractual exchange rate	USD 1 = CAD 1.3028			USD 1 = CAD 1.3028

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2016, we held cash and cash equivalents of $731.4 million principally comprising of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2016, we had total borrowings of $1,175.0 million, comprising a revolving credit balance of $875.0 million and a term loan credit balance of $300.0 million, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2016, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”

a)	Index to Consolidated Financial Statements

b)	Supplementary Data

Quarterly Financial Information (unaudited) – The quarterly results for the years ended June 30, 2016 and 2015 are summarized below (in thousands, except per share amounts):

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$411,647	$454,540	$453,879	$518,647	$1,838,713
Gross profit	238,619	266,509	259,880	301,489	1,066,497
Net income*	82,916	95,576	90,791	83,126	352,409

Basic earnings per share*	0.59	0.68	0.65	0.59	2.51
Diluted earnings per share*	0.58	0.68	0.64	0.59	2.49
2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues	$380,399	$422,952	$422,497	$453,064	$1,678,912
Gross profit	237,313	263,222	251,431	259,430	1,011,396
Net income	83,260	91,181	90,983	87,462	352,886

Basic earnings per share	0.59	0.65	0.65	0.62	2.51
Diluted earnings per share	0.58	0.64	0.64	0.61	2.47

Note: the amounts for each quarter are computed independently, and, due to the computation formula, the sum of the four quarters may not equal the year.

* The above amounts have been restated to reflect the adoption of ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” during the year ended June 30, 2016. Under this standard, we are required to report the impact as though the standard had been adopted on July 1, 2015, the beginning of our fiscal year, and to reflect the tax benefit as a discrete item within each of the respective interim reporting periods. During the year ended June 30, 2016 we recognized an additional income tax benefit of $11.2 million, which would have previously been recorded as a reduction to Additional Capital. The discrete income tax benefit recognized within each quarter of fiscal year 2016 was $2.5 million, $5.1 million, $2.3 million and $1.2 million, respectively, for each of the quarters ended September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of June 30, 2016.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

Management’s assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of Brightree LLC, which was acquired on April 4, 2016. The amounts excluded from the fiscal year 2016 scope represent $20.9 million of our consolidated total assets as of June 30, 2016 and $28.9 million of our consolidated net revenue for the year ended June 30, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited ResMed Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ResMed Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ResMed Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

ResMed Inc. acquired Brightree LLC during fiscal 2016, and management excluded from its assessment of the effectiveness of ResMed Inc.’s internal control over financial reporting as of June 30, 2016, Brightree LLC’s internal control over financial reporting associated with total assets of $20.9 million and total revenues of $28.9 million included in the consolidated financial statements of ResMed Inc. and subsidiaries as of and for the year ended June 30, 2016. Our audit of internal control over financial reporting of ResMed Inc. also excluded an evaluation of the internal control over financial reporting of Brightree LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2016, and our report dated August 4, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Diego, California
August 4, 2016

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 16, 2016, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2016.

We have filed as exhibits to this annual report on Form 10-K for the year ended June 30, 2016, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 16, 2016, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2016.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 16, 2016, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2016.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 16, 2016, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2016.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 16, 2016, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2016.

PART IV

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

2.1	Agreement and Plan of Merger, dated February 19, 2016, by and among ResMed Corp., Eagle Acquisition Sub LLC, Brightree LLC, Shareholder Representative Services LLC and ResMed Inc.(18)**

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended.(16)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc.(13)

4.1	Form of certificate evidencing shares of Common Stock.(1)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended.(1)

10.2*	ResMed Inc. 2006 Incentive Award Plan.(6)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan.(3)

10.4*	2006 Grant agreement for Board of Directors.(3)

10.5*	2006 Grant agreement for Executive Officers.(5)

10.6*	2006 Grant agreement for Australian Executive Officers.(5)

10.7*	Form of Executive Agreement.(4)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008.(7)

10.9	Form of Indemnification Agreements for our directors and officers.(8)

10.10	Form of Access Agreement for directors.(8)

10.11*	Updated Form of Executive Agreement.(2)(12)

10.12	ResMed Inc. 2009 Incentive Award Plan.(9)

10.13	ResMed Inc. 2009 Employee Stock Purchase Plan.(9)

10.14	Amendment No. 1 to the ResMed Inc. 2009 Employee Stock Purchase Plan(14)

10.15	Form of Restricted Stock Award Agreement.(9)

10.16	ResMed Inc. Deferred Compensation Plan.(10)

10.17	Credit Agreement, dated as of October 31, 2013, among ResMed Inc., the lenders Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger.(17)

10.18	First Amendment to Credit Agreement dated as of April 4, 2016, by and among ResMed, as borrower, the lenders party thereto, Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letter of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger.(19)

10.19	Term Loan Credit Agreement dated April 4, 2016, among ResMed Inc, as borrower, the lenders, Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, HSBC Bank USA, National Association, as joint lead arranger and joint book runner and HSBC Bank Australia Limited, as joint lead arranger and joint book runner.(20)

10.20	Unconditional Guaranty entered into as of April 4, 2016, by each of ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree LLC, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC., in favor of Union Bank, N.A., as administrative agent.(21)

10.21	Form of Restricted Stock Unit Award Agreement for Executive Officers.(11)

10.22	Form of Restricted Stock Unit Award Agreement for Directors.(11)

10.23	Form of Stock Option Grant for Executive Officers.(11)

10.24	Form of Stock Option Grant for Directors.(11)

10.25	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.(15)

21.1	Subsidiaries of the Registrant.(22)

23.1	Consent of Independent Registered Public Accounting Firm.(22)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.(22)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.(22)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(22)

101

The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

* Management contract or compensatory plan or arrangement

** Exhibits and schedules have been omitted as authorized by Item 601(b)(2) of Regulation S-K. The Registrant will supplementally furnish copies of any of the omitted exhibits and schedules if the SEC requests; provided, however, that the Registrant may request confidential treatment for any exhibits or schedules it furnishes, under Rule 24b-2 of the Exchange Act.

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

(14) Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 4, 2012.

(15) Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 21, 2012.

(16) Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013

(17) Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Report on Form 8-K filed on November 5, 2013

(18) Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on February 22, 2016.

(19) Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on April 4, 2016.

(20) Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on April 4, 2016.

(21) Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on April 4, 2016.

(22) Filed with this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. (and subsidiaries) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, the Company has adopted, on a retrospective basis, FASB Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, and has classified all deferred tax assets, liabilities and associated allowances as non-current. The Company has also adopted FASB Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, and has recorded all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement effective July 1, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 4, 2016, expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of ResMed Inc.

/s/ KPMG LLP

San Diego, California

August 4, 2016

- F1 -

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2016 and 2015

(In thousands, except share and per share data)

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$731,434	$717,249
Accounts receivable, net of allowance for doubtful accounts of $12,555 and $12,276 at June 30, 2016 and June 30, 2015, respectively	382,086	362,568
Inventories (note 5)	224,456	246,859
Prepaid expenses and other current assets	81,743	81,168

Total current assets	1,419,719	1,407,844

Non-current assets:

Property, plant and equipment, net (note 6)	384,276	387,758
Goodwill (note 7)	1,059,245	264,261
Other intangible assets, net (note 7)	299,808	47,142
Deferred income taxes (note 14)	55,496	46,380
Other assets	40,391	28,389

Total non-current assets	1,839,216	773,930

Total assets	$3,258,935	$2,181,774

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,571	$81,112
Accrued expenses (note 9)	156,805	132,976
Deferred revenue	50,009	36,097
Income taxes payable	39,166	16,278
Short-term debt (note 11)	300,000	-

Total current liabilities	638,551	266,463

Non-current liabilities:
Deferred revenue	40,281	19,284
Income taxes payable	-	1,754
Deferred income taxes (note 14)	9,061	6,372
Other long-term liabilities	1,211	-
Long-term debt (note 11)	875,000	300,594

Total non-current liabilities	925,553	328,004

Total liabilities	1,564,104	594,467

Commitments and contingencies (notes 18 and 19)
Stockholders’ equity: (note 12)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 181,747,157 issued and 140,660,923 outstanding at June 30, 2016 and 179,660,939 issued and 140,474,705 outstanding at June 30, 2015	563	562
Additional paid-in capital	1,303,238	1,228,795
Retained earnings	2,160,299	1,976,020
Treasury stock, at cost, 41,086,234 shares at June 30, 2016, and 39,186,234 shares at June 30, 2015	(1,546,611)	(1,444,554)
Accumulated other comprehensive (loss) income	(222,658)	(173,516)

Total stockholders’ equity	1,694,831	1,587,307

Total liabilities and stockholders’ equity	$3,258,935	$2,181,774

See accompanying notes to consolidated financial statements.

- F2 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2016, 2015 and 2014

(In thousands, except per share data)

	June 30, 2016	June 30, 2015	June 30, 2014
Net revenue	$1,838,713	$1,678,912	$1,554,973
Cost of sales (excluding amortization of acquired intangible assets)	772,216	667,516	565,187

Gross profit	1,066,497	1,011,396	989,786

Operating expenses:
Selling, general and administrative	488,057	478,627	450,414
Research and development	118,651	114,865	118,226
Restructuring expenses (note 23)	6,914	-	6,326
Amortization of acquired intangible assets	23,923	8,668	9,733

Total operating expenses	637,545	602,160	584,699

Income from operations	428,952	409,236	405,087

Other income, net:
Interest income	16,860	26,208	31,236
Interest expense	(11,206)	(5,778)	(6,129)
Other, net (note 13)	4,960	6,250	884

Total other income, net	10,614	26,680	25,991

Income before income taxes	439,566	435,916	431,078
Income taxes (note 14)	87,157	83,030	85,805

Net income	$352,409	$352,886	$345,273

Basic earnings per share	$2.51	$2.51	$2.44
Diluted earnings per share (note 4)	$2.49	$2.47	$2.39
Dividend declared per share	$1.20	$1.12	$1.00
Basic shares outstanding (000’s)	140,242	140,468	141,474
Diluted shares outstanding (000’s)	141,669	142,687	144,359

See accompanying notes to consolidated financial statements.

- F3 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2016, 2015 and 2014

(In US$ thousands)

	Years Ended June 30,
	2016	2015	2014
Net income	$352,409	$352,886	$345,273
Other comprehensive (loss) income:
Foreign currency translation (loss) gain adjustments	(49,142)	(325,073)	59,469

Comprehensive income	$303,267	$27,813	$404,742

See accompanying notes to consolidated financial statements.

- F4 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2016, 2015 and 2014

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2013	174,039	$568	$1,025,064	(32,026)	$(1,083,845)	$1,576,641	$92,088	$1,610,516
Common stock issued on exercise of options (note 12)	1,681	7	31,157					31,164
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	713	3	(11,302)					(11,299)
Common stock issued on employee stock purchase plan (note 12)	314	1	13,052					13,053
Treasury stock purchases		(18)		(4,416)	(208,065)			(208,083)
Tax benefit from exercise of options			16,211					16,211
Stock-based compensation costs			43,462					43,462
Other comprehensive income							59,469	59,469
Net income						345,273		345,273
Dividends declared						(141,518)		(141,518)

Balance, June 30, 2014	176,747	$561	$1,117,644	(36,442)	$(1,291,910)	$1,780,396	$151,557	$1,758,248
Common stock issued on exercise of options (note 12)	1,954	8	36,565					36,573
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	651	3	(11,406)					(11,403)
Common stock issued on employee stock purchase plan (note 12)	309	1	13,412					13,413
Treasury stock purchases		(11)		(2,744)	(152,644)			(152,655)
Tax benefit from exercise of options			24,868					24,868
Stock-based compensation costs			47,712					47,712
Other comprehensive income							(325,073)	(325,073)
Net income						352,886		352,886
Dividends declared						(157,262)		(157,262)

Balance, June 30, 2015	179,661	$562	$1,228,795	(39,186)	$(1,444,554)	$1,976,020	$(173,516)	$1,587,307
Common stock issued on exercise of options (note 12)	1,176	5	26,247					26,252
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	619	3	(12,388)					(12,385)
Common stock issued on employee stock purchase plan (note 12)	291	1	14,081					14,082
Treasury stock purchases		(8)		(1,900)	(102,057)			(102,065)
Tax benefit from exercise of options								-
Stock-based compensation costs			46,503					46,503
Other comprehensive income							(49,142)	(49,142)
Net income						352,409		352,409
Dividends declared						(168,130)		(168,130)

Balance, June 30, 2016	181,747	$563	$1,303,238	(41,086)	$(1,546,611)	$2,160,299	$(222,658)	$1,694,831

See accompanying notes to consolidated financial statements.

- F5 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2016, 2015 and 2014

(In thousands)

	June 30, 2016	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net income	$352,409	$352,886	$345,273
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,849	73,056	73,454
Stock-based compensation costs	46,408	47,855	43,457
Impairment of long lived assets	2,815	-	-
Impairment of cost-method investments	750	-	-
Changes in fair value of business combination contingent consideration	(2,986)	(132)	(6,283)
Gain on disposal of business	-	(709)	-
Excess tax benefit from stock-based compensation arrangements	-	(24,959)	(16,335)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(27,307)	(28,259)	(35,108)
Inventories, net	30,492	(99,524)	(15,851)
Prepaid expenses, net deferred income taxes and other current assets	12,121	(22,849)	5,814
Accounts payable, accrued expenses and other liabilities	46,382	85,815	(3,153)

Net cash provided by operating activities	547,933	383,180	391,268

Cash flows from investing activities:
Purchases of property, plant and equipment	(58,534)	(62,502)	(72,722)
Patent registration costs	(9,295)	(9,442)	(8,434)
Business acquisitions, net of cash acquired	(1,041,864)	(29,407)	(3,852)
Investments in cost-method investments	(8,965)	(10,750)	(10,850)
Proceeds from disposal of cost-method investments	468	937	-
Purchases of foreign currency contracts	-	(700)	(1,477)
(Payment)/proceeds on maturity of foreign currency contracts	(7,564)	(31,207)	2,348

Net cash used in investing activities	(1,125,754)	(143,071)	(94,987)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	27,694	38,806	33,354
Excess tax benefit from stock-based compensation arrangements	-	24,959	16,335
Purchases of treasury stock	(102,058)	(160,300)	(202,169)
Payment of business combination contingent consideration	(1,228)	(458)	(1,117)
Proceeds from borrowings, net of borrowing costs	1,140,000	180,000	557,834
Repayment of borrowings	(283,694)	(181,536)	(560,035)
Dividends paid	(168,130)	(157,262)	(141,518)

Net cash used in financing activities	612,584	(255,791)	(297,316)

Effect of exchange rate changes on cash	(20,578)	(172,799)	30,717

Net (decrease) increase in cash and cash equivalents	14,185	(188,481)	29,682
Cash and cash equivalents at beginning of period	717,249	905,730	876,048

Cash and cash equivalents at end of period	$731,434	$717,249	$905,730

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$68,966	$48,533	$90,183
Interest paid	$11,206	$5,778	$6,129

Fair value of assets acquired, excluding cash	$338,353	$20,408	$2,257
Liabilities assumed	(79,808)	(8,528)	(829)
Goodwill on acquisition	796,306	20,947	3,227
Deferred payments	120	(1,703)	(803)
Fair value of contingent consideration	(13,107)	(1,717)	-

Cash paid for acquisition	$1,041,864	$29,407	$3,852

See accompanying notes to consolidated financial statements.

- F6 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Organization and Basis of Presentation

ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, Malaysia, France and the United States. Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia, Japan, Norway and Sweden.

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

We also generate revenue from time-based licensing of our software and associated services. In most instances, revenue is generated under sales agreements with multiple elements comprising subscription fees and professional services, which typically have contract terms of one to three years. We evaluate each element in these multiple-element arrangements to determine whether they represent a separate unit of accounting and recognize each element as the services are performed.

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

Our cash and cash equivalents balance at June 30, 2016, include $291.7 million in cash which is subject to notice periods of up to 90 days. These cash balances earn interest rates above normal term deposit rates otherwise available and are held at highly rated financial institutions.

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

We amortize all of our other intangible assets on a straight-line basis over their estimated useful lives, which range from two to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. We have not identified any impairment of intangible assets during any of the periods presented.

(g)	Goodwill

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2016 using a quantitative assessment. In conducting our review of goodwill impairment, we identified eleven

- F8 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

reporting units, being components of our operating segment. The fair value for each reporting unit was determined based on estimated discounted cash flows. Our goodwill impairment review involved a two-step process as follows:

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

The results of Step 1 of our annual review indicated that no impaired goodwill exists as the fair value for each reporting unit exceeded its carrying value.

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

- F10 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

We recognized impairment charges of $2.8 million, $ Nil and $ Nil in relation to long-lived assets during fiscal years ended June 30, 2016, 2015 and 2014, respectively.

(o)	Contingencies

We record a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded.

(3)	New Accounting Pronouncements

In May, 2014, the FASB issued Accounting Standards Update (ASU), ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company beginning in the first quarter of fiscal year 2019. Early application is not permitted. We are currently assessing the impact on our financial condition, results of operations and cash flows as a result of the adoption of ASU 2014-09, however, we do not expect this updated standard to have a material impact on our consolidated financial statements and related disclosures.

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

On March 30, 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share-based awards (the difference between the actual benefit for tax purposes and the tax benefit initially recognized for financial reporting purposes) as income tax benefit or expense in earnings, rather than in additional paid-in capital, in the reporting period in which they occur. This ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities rather than financing activities. Although this change will reduce some of the administrative complexities of tracking share-based awards, it will increase the volatility of our income tax expense and cash flows from operations. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this ASU during the fourth quarter of fiscal year 2016 and are therefore required to report the impacts as though the ASU had been adopted on July 1, 2015 , the beginning of our fiscal year, and to reflect the tax benefit as a discrete item within each of the respective interim reporting periods. Accordingly, we recognized additional income tax benefits as an increase to earnings of $11.2 million during the year ended June 30, 2016 and we also recognized additional income tax benefits as an increase to operating cash flows of $14.5 million for the year ended June 30, 2016. The new accounting standard did not impact any periods prior to July 1, 2015, as we applied the changes on a prospective basis.

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 297,000, 62,000 and 273,000 for the years ended June 30, 2016, 2015 and 2014, respectively, as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the years ended June 30, 2016, 2015 and 2014 are calculated as follows (in thousands except per share data):

	2016	2015	2014
Numerator:
Net Income, used in calculating diluted earnings per share	$352,409	$352,886	$345,273
Denominator:
Basic weighted-average common shares outstanding	140,242	140,468	141,474

Effect of dilutive securities:
Stock options and restricted stock units	1,427	2,219	2,885
Diluted weighted average shares	141,669	142,687	144,359
Basic earnings per share	$2.51	$2.51	$2.44
Diluted earnings per share	$2.49	$2.47	$2.39

- F12 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Inventories

Inventories were comprised of the following as of June 30, 2016 and June 30, 2015 (in thousands):

	2016	2015
Raw materials	$67,121	$74,416
Work in progress	3,939	2,550
Finished goods	153,396	169,893
Total inventories	$224,456	$246,859

(6)	Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following as of June 30, 2016 and June 30, 2015 (in thousands):

	2016	2015
Machinery and equipment	$197,485	$198,047
Computer equipment	154,105	125,423
Furniture and fixtures	40,776	38,511
Vehicles	9,060	5,371
Clinical, demonstration and rental equipment	79,641	80,911
Leasehold improvements	33,795	31,553
Land	54,338	54,915
Buildings	229,502	235,515
	798,702	770,246
Accumulated depreciation and amortization	(414,426)	(382,488)
Property, plant and equipment, net	$384,276	$387,758

(7)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the years ended June 30, 2016 and June 30, 2015 (in thousands):

	2016	2015
Balance at the beginning of the period	$264,261	$289,312
Business acquisitions (note 22)	796,306	20,947
Foreign currency translation adjustments	(1,322)	(45,998)
Balance at the end of the period	$1,059,245	$264,261

As at June 30, 2016 we have not recorded any goodwill impairments.

- F13 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Goodwill and Other Intangible Assets, net, Continued

Other Intangible Assets

Other intangibles, net are comprised of the following as of June 30, 2016 and June 30, 2015:

	2016	2015
Developed/core product technology	$202,050	$67,548
Accumulated amortization	(63,825)	(50,373)
Developed/core product technology, net	138,225	17,175
Trade names	47,897	2,500
Accumulated amortization	(3,832)	(2,206)
Trade names, net	44,065	294
Non-compete agreements	3,089	1,747
Accumulated amortization	(1,899)	(1,704)
Non-compete agreements, net	1,190	43
Customer relationships	118,528	30,538
Accumulated amortization	(26,783)	(19,308)
Customer relationships, net	91,745	11,230
In-process research and development	4,100	-
Accumulated amortization	-	-
In-process research and development, net	4,100	-
Patents	74,034	66,585
Accumulated amortization	(53,551)	(48,185)
Patents, net	20,483	18,400
Total other intangibles, net	$299,808	$47,142

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, and we amortize them over the estimated useful life of the assets, generally between two and fifteen years. There are no expected residual values related to these intangible assets. In-process research and development is amortized over the estimated the useful life of the assets, once the research and development efforts are completed. At least on annual basis, we evaluate the in process research and development balances for impairment.

Refer to note 22 of the consolidated financial statements for details of acquisitions made during the year.

- F14 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Goodwill and Other Intangible Assets, net, Continued

Amortization expense related to identifiable intangible assets, including patents, for the year ended June 30, 2016 was $30.2 million. Estimated annual amortization expense for the years ending June 30, 2017 through June 30, 2021, is shown below (in thousands):

Fiscal Year	Amortization expense
2017	$53,121
2018	50,121
2019	48,396
2020	41,800
2021	35,164

(8)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at June 30, 2016 and June 30, 2015, included within our other long-term assets on our consolidated balance sheets, was $33.8 million and $25.6 million, respectively.

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

The following table shows a reconciliation of the changes in our cost-method investments during the years ended June 30, 2016 and June 30, 2015 (in thousands):

	2016	2015
Balance at the beginning of the period	$25,600	$14,850
Investments	8,965	10,750
Impairment of cost-method investments	(750)	-
Balance at the end of the period	$33,815	$25,600

- F15 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Accrued Expenses

Accrued expenses at June 30, 2016 and June 30, 2015 consist of the following (in thousands):

	2016	2015
Product warranties	$15,043	$9,823
Consulting and professional fees	11,948	4,412
Value added taxes and other taxes due	14,769	13,863
Employee related costs	83,407	80,086
Marketing and promotional programs	2,401	1,581
Business acquisition contingent consideration	10,450	1,584
Hedging instruments	243	1,954
SERVE-HF field safety notification expenses	-	4,320
Liability on receivables sold with recourse	4,615	4,155
Accrued interest	1,271	141
Other	12,658	11,057
	$156,805	$132,976

(10)	Product Warranties

We include the liability for warranty costs in accrued expenses in our consolidated balance sheets. Changes in the liability for product warranty for the years ended June 30, 2016 and 2015 are as follows (in thousands):

	2016	2015
Balance at the beginning of the period	$9,823	$11,798
Fair value of warranty obligations acquired on business combination	971	-
Warranty accruals for the period	15,014	7,818
Warranty costs incurred for the period	(10,667)	(7,649)
Foreign currency translation adjustments	(98)	(2,144)
Balance at the end of the period	$15,043	$9,823

(11)	Debt

Long-term debt at June 30, 2016 and June 30, 2015 consists of the following (in thousands):

	June 30, 2016	June 30, 2015
Short-term debt	$300,000	$-
Long-term debt	875,000	300,594
Total debt	$1,175,000	$300,594

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger. The credit facility

- F16 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Debt, Continued

terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At June 30, 2016, the interest rate that was being charged on the outstanding principal amount was 2.0%. A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25 million sublimit for letters of credit.

In connection with the acquisition of Brightree LLC, we entered into a first amendment to our existing revolving credit agreement, on April 4, 2016, to increase the size of the revolving credit facility from $700 million to $1 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million and make other modifications to provide for the acquisition of Brightree.

Our obligations under the revolving credit agreement (as amended) are unsecured but are guaranteed by certain of our direct and indirect U. S. subsidiaries, including ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC, under an unconditional guaranty. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum leverage ratio of funded debt to EBITDA (as defined in the credit agreement) and an interest coverage ratio.

Part of the proceeds from the funding of the revolving credit facility were used to pay a portion of the acquisition consideration for the Brightree acquisition, as well as to pay fees and expenses in connection with the acquisition, the amendment to the revolving credit agreement and the term loan credit agreement (as described below).

At June 30, 2016, there was $875.0 million outstanding under the revolving credit facility.

Term Loan

On April 4, 2016, in connection with the Brightree acquisition, we also entered into a credit agreement (the “term loan credit agreement”) providing a $300 million senior unsecured one-year term loan credit facility.

Our obligations under the term loan credit agreement are unsecured but are guaranteed by certain of our direct and indirect U.S. subsidiaries, including ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC, under an unconditional guaranty. The term loan credit facility terminates on April 3, 2017, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the term loan credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At June 30, 2016, the interest rate that was being charged on the outstanding principal amount was 2.0%. The term loan credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of funded debt to EBITDA (as defined in the term loan credit agreement) and an interest coverage ratio.

The proceeds from the funding of the term loan credit facility were used to pay a portion of the acquisition consideration for the Brightree acquisition, as well as to pay fees and expenses in connection with the acquisition, the amendment to the revolving credit agreement and the term loan credit agreement.

At June 30, 2016, there was $300.0 million outstanding under the term loan credit agreement.

- F17 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity

Common Stock.    On February 21, 2014, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. The 20.0 million shares the new program authorizes us to purchase are in addition to the shares we repurchased on or before February 21, 2014 under our previous programs. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases since February 21, 2014 have been executed in accordance with this program. We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the six months ended June 30, 2016. However, we may, at any time, elect to resume the share repurchase program as the circumstances allow.

During the fiscal years 2016 and 2015, we repurchased 1.9 million and 2.7 million shares, respectively, at a cost of $102.1 million and $152.6 million, respectively. As of June 30, 2016, we have repurchased a total of 41.1 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2016, 13.6 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, our board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2016.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 43.7 million. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2016 is 12.1 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

At June 30, 2016, there was $67.1 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.2 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at June 30, 2016 was $164.9 million and $42.3 million, respectively. The aggregate intrinsic value of the options exercised during the fiscal years 2016, 2015, and 2014 was $40.4 million, $80.2 million and $50.2 million, respectively.

- F18 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

The following table summarizes option activity during the year ended June 30, 2016:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,809,238	$29.63	2.5
Granted	336,176	58.22
Exercised*	(1,189,787)	22.68
Forfeited	(31,398)	41.52
Outstanding at end of period	1,924,229	$38.70	3.2
Exercise price of granted options	$58.22
Options exercisable at end of period	1,367,907	$32.31

* Includes 13,747 shares netted for tax.

The following table summarizes the activity of restricted stock units, including performance restricted stock units, during year ended June 30, 2016:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,312,529	$43.65	1.2
Granted	725,145	54.83
Vested*	(835,255)	39.45
Expired	(251,945)	38.22
Forfeited	(88,964)	45.79
Outstanding at end of period	1,861,510	$50.52	1.4

* Includes 216,408 shares netted for tax.

Employee Stock Purchase Plan (the “ESPP”).    Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At June 30, 2016, the number of shares remaining available for future issuance under the ESPP is 1.2 million shares.

During fiscal years 2016 and 2015, we issued 291,000 and 309,000 shares to our employees in two offerings and we recognized $4.3 million and $3.3 million, respectively, of stock compensation expense associated with the ESPP.

- F19 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the years ended June 30, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Cost of sales – capitalized as part of inventory	$2,731	$2,605	$2,621
Selling, general and administrative expenses	36,994	38,755	34,667
Research and development expenses	6,683	6,495	6,169
Stock-based compensation costs	46,408	47,855	43,457
Tax benefit*	(25,020)	(14,100)	(11,744)
Stock-based compensation costs, net of tax benefit	$21,388	$33,755	$31,713

* Includes an additional tax benefit of $11.2 million for the year ended June 30, 2016, associated with the early adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, discussed in Note 3 – New Accounting Pronouncements.

(13)	Other, net

Other, net, in the consolidated statements of income is comprised of the following for the years ended June 30, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Gain (loss) on foreign currency transactions and hedging, net	$4,169	$5,068	$590
Impairment of cost method investments	(750)	-	-
Other	1,541	1,182	294
	$4,960	$6,250	$884

(14)	Income Taxes

Income before income taxes for the years ended June 30, 2016, 2015 and 2014, was taxed under the following jurisdictions (in thousands):

	2016	2015	2014
U.S.	$1,785	$11,431	$2,556
Non-U.S.	437,781	424,485	428,522
	$439,566	$435,916	$431,078

- F20 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

The provision for income taxes is presented below (in thousands):

	2016	2015	2014
Current: Federal	$24,325	$28,429	$18,931
State	5,805	695	1,334
Non-U.S.	58,023	50,892	55,675
	88,153	80,016	75,940
Deferred: Federal	5,640	(4,269)	(420)
State	(1,644)	(180)	(81)
Non-U.S.	(4,992)	7,463	10,366
	(996)	3,014	9,865
Provision for income taxes	$87,157	$83,030	$85,805

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2016	2015	2014
Taxes computed at statutory U.S. rate	$153,848	$152,570	$150,877
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	2,573	348	794
Research and development credit	(5,138)	(4,821)	(5,395)
Tax effect of dividends	80,754	56,219	87,764
Change in valuation allowance	(5,882)	(614)	5,894
Effect of non-U.S. tax rates	(91,124)	(87,721)	(83,135)
Foreign tax credits	(44,835)	(36,725)	(73,975)
Stock-based compensation expense	(8,170)	3,158	3,431
Other	5,131	616	(450)
	$87,157	$83,030	$85,805

- F21 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

The components of our deferred tax assets and liabilities at June 30, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Employee liabilities	$15,514	$11,663
Inventories	9,714	8,822
Provision for warranties	4,081	2,722
Provision for doubtful debts	3,708	3,779
Net operating loss carryforwards	33,881	13,262
Capital loss carryover	2,109	1,805
Stock-based compensation expense	15,460	18,173
Other	4,655	5,446
	89,122	65,672
Less valuation allowance	(10,807)	(14,647)
Deferred tax assets	78,315	51,025
Deferred tax liabilities:
Unrealized foreign exchange gains	(1,016)	(512)
Property, plant and equipment	(4,383)	(2,291)
Goodwill and other intangibles	(26,481)	(8,214)
Deferred tax liabilities	(31,880)	(11,017)
Net deferred tax asset	$46,435	$40,008

We reported the net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2016 and 2015 as follows (in thousands):

	2016	2015
Non-current deferred tax asset	55,496	46,380
Non-current deferred tax liability	(9,061)	(6,372)
Net deferred tax asset	$46,435	$40,008

As of June 30, 2016, we had $112.8 million of U.S. federal and state net operating loss carryforwards and $80.1 million of non-U.S. net operating loss carryforwards, which expire in various years through 2021 or carry forward indefinitely.

The valuation allowance at June 30, 2016 relates to a provision for uncertainty of the utilization of net operating loss carryforwards of $8.5 million and capital loss and other items of $2.3 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

A substantial portion of our manufacturing operations and administrative functions in Malaysia and Singapore operate under various tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. The end of certain tax holidays may be extended if specific

- F22 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

conditions are met. The net impact of these tax holidays and tax incentive programs increased our net earnings by $19.2 million ($0.14 per diluted share) for the year ended June 30, 2016 and $18.9 million ($0.13 per diluted share) for the year ended June 30, 2015.

At June 30, 2016, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. The total amount of these undistributed earnings at June 30, 2016 amounted to approximately $1.2 billion. If these earnings had not been permanently reinvested, deferred taxes of approximately $286 million would have been recognized in the consolidated financial statements.

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

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on June 30, 2016, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate.

(15)	Segment Information

We predominantly operate in a single operating segment, which is the sleep and respiratory disorders sector of the medical device industry. Due to the acquisition of Brightree LLC in April 2016, our operations now include the supply of business management software and services to medical equipment and home health providers. However, these operations, both in terms of revenue and profit, are not material to our global operations and therefore have not been separately reported.

Sales of devices for each of the years ended June 30, 2016, 2015 and 2014 were $1,064.2 million, $975.9 million and $846.7 million, respectively. Sales of masks and other accessories for each of the years ended June 30, 2016, 2015 and 2014 were $745.6 million, $703.0 million and $708.3 million, respectively. Revenue information by geographic area for the years ended June 30, 2016, 2015 and 2014, is summarized below (in thousands):

	Revenue from external sources for the years ended June 30,
	2016	2015	2014
North and Latin America	$1,130,431	$962,696	$839,126
Germany	163,257	184,245	214,598
France	136,847	145,504	152,271
Rest of the World	408,178	386,467	348,978
Total	$1,838,713	$1,678,912	$1,554,973

- F23 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Segment Information, Continued

Long-lived assets of geographic areas are those assets used in our operations in each geographical area, and excludes goodwill, other intangible assets, and deferred tax assets. Long-lived assets by geographic area as of June 30, 2016, 2015 and 2014, is summarized below (in thousands):

	Long lived assets at June 30,
	2016	2015	2014
North and Latin America	$148,789	$140,344	$133,986
Australia	185,978	197,609	245,718
Rest of the World	49,509	49,805	54,573
Total	$384,276	$387,758	$434,277

(16)	Stock-based Employee Compensation

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

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Fiscal Year Ended June 30,
	2016	2015
Stock options:
Weighted average grant date fair value	$12.18	$10.58
Weighted average risk-free interest rate	1.66%	1.60%
Expected option life in years	4.9	4.9
Dividend yield	2.06% - 2.09%	2.15% - 2.15%
Expected volatility	27%	27%
ESPP purchase rights:
Weighted average grant date fair value	$13.61	$10.72
Weighted average risk-free interest rate	0.2%	0.1%
Expected option life in years	6 months	6 months
Dividend yield	1.96% - 2.14%	1.73% - 2.17%
Expected volatility	23% - 32%	22% - 26%

During the fiscal years ended June 30, 2016 and 2015, we granted 208,000 and 216,000, performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative total stockholder return over a three-year period, up to a maximum amount to be issued under the award of 200% of the original grant. The weighted average grant date fair value of PRSUs granted during the fiscal years 2016 and 2015 was estimated at $53.11 and $51.12 per PRSU, respectively, using a Monte-Carlo simulation valuation model.

- F24 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Employee Retirement Plans

We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:

(1) Australia - We contribute to defined contribution plans for each employee resident in Australia. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. We contribute to the plans at the rate of approximately 9.5% of the salaries of all Australian employees. Our total contributions to the plans for the years ended June 30, 2016, 2015 and 2014, were $9.1 million, $9.9 million and $9.9 million, respectively.

(2) United Kingdom - We contribute to a defined contribution plan for each permanent United Kingdom employee. All employees, after serving a three-month qualifying period, are entitled to benefit on retirement, disability or death. Employees may contribute additional funds to the plan. We contribute to the plan at the rate of 5% of the salaries of all United Kingdom employees. Our total contributions to the plan were $0.5 million, $0.5 million and $0.5 million in fiscal 2016, 2015, and 2014, respectively.

(3) United States - We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4% of the employee’s salary. Our total contributions to the plan were $3.3 million, $3.2 million and $2.9 million in fiscal 2016, 2015, and 2014, respectively.

(4) Switzerland - We sponsor a fixed return defined contribution fund for each permanent Swiss employee. As part of our contribution to the fund, we guarantee a fixed 2% net return on accumulated contributions per annum. We contribute to the plan at variable rates that have averaged 8% of salaries over the last three years. Our total contributions to the plan were $0.4 million, $0.4 million and $0.4 million in fiscal 2016, 2015, and 2014, respectively.

(18)	Commitments

We lease buildings, motor vehicles and office equipment under operating leases. We expense rental charges for operating leases on a straight-line basis over the lease term taking into account rent concessions or holidays. Rent expenses under operating leases for the years ended June 30, 2016, 2015 and 2014 were approximately $17.4 million, $17.0 million and $16.5 million, respectively. At June 30, 2016 we had the following future minimum lease payments under non-cancelable operating leases (in thousands):

Fiscal Years	Operating Leases
2017	$19,856
2018	15,280
2019	10,142
2020	5,738
2021	3,902
Thereafter	10,955
Total minimum lease payments	$65,873

(19)	Legal Actions and Contingencies

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

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Legal Actions and Contingencies, Continued

Contingent Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold, with recourse, during the fiscal years 2016 and 2015, amounted to $67.1 million and $31.5 million, respectively. The maximum potential amount of contingent liability under these arrangements at June 30, 2016 and June 30, 2015 were $12.9 million, and $7.2 million, respectively. The recourse liability recognized by us at June 30, 2016 and June 30, 2015, in relation to these arrangements was $0.7 million and $0.5 million, respectively.

SERVE-HF Field Safety Notification

On May 13, 2015 we announced the preliminary analysis of the data on SERVE-HF clinical trial designed to assess whether the treatment of moderate to severe predominant central sleep apnea with Adaptive Servo-Ventilation (ASV) therapy could reduce mortality and morbidity in patients with symptomatic chronic heart failure. The preliminary headline results showed no significant difference with respect to all-cause mortality and hospitalization. However, the analysis of the data identified a statistically significant, 2.5 percent absolute, increased risk of cardiovascular mortality for those patients in the trial who received ASV therapy with moderate to severe predominant central sleep apnea and symptomatic chronic heart failure with reduced ejection fraction. During the year ended June 30, 2015 we recognized $5.0 million in expenses associated with SERVE-HF field safety notification activities within cost of sales. During the year ended June 30, 2016, we released the remaining balance of $2.8 million to cost of sales, as we have concluded the field safety notification activities.

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

The following table summarizes our financial assets and liabilities, as at June 30, 2016 and June 30, 2015, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at June 30, 2016
Foreign currency hedging instruments, net	$-	$4,185	$-	$4,185
Business acquisition contingent consideration	$-	$-	$(10,450)	$(10,450)
Balances at June 30, 2015
Foreign currency hedging instruments, net	$-	$1,038	$-	$1,038
Business acquisition contingent consideration	$-	$-	$(1,584)	$(1,584)

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

The following is a reconciliation of changes in the fair value of contingent consideration during fiscal years ended June 30, 2016 and June 30, 2015 (in thousands):

	2016	2015
Balance at the beginning of the period	$(1,584)	$(480)
Acquisition date fair value of contingent consideration	(13,107)	(1,717)
Changes in fair value included in operating income	2,986	132
Payments	1,228	458
Foreign currency translation adjustments	27	23
Balance at the end of the period	$(10,450)	$(1,584)

We did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2016 or June 30, 2015.

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

We held foreign currency instruments with notional amounts totaling $612.2 million and $576.5 million at June 30, 2016 and June 30, 2015, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 30, 2019.

The following table summarizes the amount and location of our derivative financial instruments as of June 30, 2016 and June 30, 2015 (in thousands):

	June 30, 2016	June 30, 2015	Balance Sheet Caption
Foreign currency hedging instruments	$2,346	$1,644	Other assets - current
Foreign currency hedging instruments	2,082	1,348	Other assets - non current
Foreign currency hedging instruments	(243)	(1,954)	Accrued expenses

	$4,185	$1,038

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments and other foreign-currency-denominated transactions for the fiscal year ended June 30, 2016 and June 30, 2015, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Year Ended June 30,
	2016	2015
Foreign currency hedging instruments	$(5,192)	$(29,419)	Other, net
Other foreign-currency-denominated transactions	9,361	34,487	Other, net

	$4,169	$5,068	Other, net

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

(22)	Business Combinations

Brightree

On April 4, 2016 we completed the acquisition of Brightree LLC (“Brightree”), a provider of cloud-based clinical and business management software for the post-acute care industry, for a total purchase consideration paid of $802 million. This acquisition has been accounted for as a business combination using purchase accounting and included in our consolidated financial statements from April 4, 2016. The acquisition was funded through cash on-hand, funds available from the existing revolving credit facility, an increase in the size of our revolving credit facility from $700 million to $1 billion and we also entered into a $300 million senior unsecured one-year term loan credit facility.

We have not completed the purchase price allocation in relation to this acquisition as certain appraisals associated with the valuation of intangible assets are not yet complete. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation during the quarter ending December 31, 2016. The cost of the

- F28 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Business Combinations, Continued

acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of these acquisitions, which is deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future. The preliminary fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	Brightree	Intangible assets - useful life
Current assets	$13,868
Property, plant and equipment	1,045
Tradenames	28,700	10 years
In-process research and development	4,100	n/a
Developed technology	114,700	5 to 6 years
Customer relationships	51,000	10 to 15 years
Goodwill	602,090
Assets acquired	$815,503
Current liabilities	(9,399)
Deferred revenue	(4,571)
Deferred tax liabilities	-
Total liabilities assumed	$(13,970)
Net assets acquired	$801,533

The acquisition is considered a material business combination and accordingly unaudited pro forma information presented below for the fiscal years ended June 30, 2016 and 2015, include the effects of pro forma adjustments as if the acquisition of Brightree occurred on July 1, 2014. The pro forma results were prepared using the acquisition method of accounting and combine our historical results and Brightree’s for the fiscal years ended June 30, 2016 and 2015, including the effects of the business combination, primarily amortization expense related to the fair value of identifiable intangible assets acquired, interest expense associated with the financing obtained by us in connection with the acquisition, and the elimination of incurred acquisition-related costs.

The pro forma financial information presented below is not necessarily indicative of the results of operations that would have been achieved if the acquisition occurred at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

Unaudited Proforma Consolidated Results	Years Ended June 30,
(In thousands, except per share information)	2016	2015
Revenue	$1,931,257	$1,780,727
Net income attributable to stockholders	$354,565	$347,563
Basic earnings per share	$2.53	$2.47
Diluted earnings per share	$2.54	$2.44

The unaudited pro forma consolidated results for the years ended June 30, 2016, and 2015 reflect primarily the following pro forma pre-tax adjustments:

•

Addition of net amortization expense related to the fair value of identifiable intangible assets acquired of $19.9 million and $26.2 million for the years ended June 30, 2016 and June 30, 2015, respectively.

- F29 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Business Combinations, Continued

•	Addition of net interest expense associated with debt that was issued to finance the acquisition of $16.1 million and $16.5 million for the years ended June 30, 2016 and June 30, 2015, respectively.

•	Elimination of pre-tax acquisition-related costs totaling $4.1 million from the results for the year ended June 30, 2016.

•	Addition of net income tax expense of $1.3 million for the year ended June 30, 2016 and elimination of net income tax expense of $3.1 million for the year ended June 30, 2015, respectively.

Although Brightree and its U.S. subsidiaries had historically elected to be treated as a partnership for U.S. Federal and state income tax purposes, and therefore, no income tax expense or benefit was previously recognized by Brightree in the U.S., the pro forma financial information assumes that Brightree’s historical income tax expense is based on a U.S. statutory rate of 37%. Brightree’s historical income tax expense was a benefit of $1.2 million and $0.4 million for the twelve months ended June 30, 2016 and 2015, respectively. The effective tax rate of the combined company could be significantly different depending on post-acquisition activities, such as the tax treatment applicable to each entity and the geographical mix of taxable income affecting state and foreign taxes, among other factors.

Other Acquisitions

On October 2, 2015 we completed the acquisition of 100% of the shares in Curative Medical Technology Inc., a leading provider of non-invasive ventilation and sleep-disordered breathing medical devices and accessories in China. Curative Medical has its manufacturing base in Suzhou, China, offices in Beijing, Germany and the United States, and a distributor network throughout China and in other select markets.

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

Except for the purchase price allocation associated with the Inova Labs acquisition, we have completed the purchase price allocation in relation to all these acquisitions. We expect to complete our purchase price allocation for Inova Labs during the quarter ending December 31, 2016. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation for Inova Labs. The cost of the acquisitions was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of these acquisitions, which is not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

- F30 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Business Combinations, Continued

The fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	All Other	Intangible assets – useful life
Current assets	$49,370
Property, plant and equipment	5,294
Tradenames	17,400	7 years
Non-compete	1,400	5 years
Developed technology	20,515	5 years
Customer relationships	37,303	5 to 8 years
Goodwill	194,216
Assets acquired	$325,498
Current liabilities	(21,147)
Debt assumed	(21,201)
Deferred revenue	(4,283)
Deferred tax liabilities	(19,207)
Total liabilities assumed	$(65,838)

Net assets acquired	$259,660

During the year ended June 30, 2016, we recorded $5.3 million in acquisition-related expenses.

(23)	Restructuring Expenses

During the year ended June 30, 2016 we incurred restructuring expenses of $6.9 million ($5.2 million, net of tax) associated with rationalizing our European research & development operations and manufacturing facilities. The restructure cost consisted primarily of severance payments and an asset write-down of a legacy manufacturing facility. We recorded and paid the full amount of $6.9 million in the year ended June 30, 2016, within our operating expenses and separately disclosed the amount as restructuring expenses.

During the year ended June 30, 2014 we completed a reorganization of our commercial and research and development teams. As a result of this reorganization we incurred restructuring expenses of $6.3 million ($4.2 million, net of tax). We recorded and paid the full amount of $6.3 million in the year ended June 30, 2014, within our operating expenses and separately disclosed the amount as restructuring expenses.

- F31 -

SCHEDULE II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at end of period

Year ended June 30, 2016

Applied against asset account
Allowance for doubtful accounts	$12,276	3,383	(3,104)	$12,555

Year ended June 30, 2015

Applied against asset account
Allowance for doubtful accounts	$10,971	3,559	(2,254)	$12,276

Year ended June 30, 2014

Applied against asset account
Allowance for doubtful accounts	$9,912	5,306	(4,247)	$10,971

See accompanying report of independent registered public accounting firm.

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the authorized persons below.

DATED August 4, 2016

ResMed Inc.

/S/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL J. FARRELL Michael J. Farrell	Chief executive officer and director (Principal Executive Officer)	August 4, 2016

/S/ BRETT A. SANDERCOCK Brett A. Sandercock	Chief financial officer (Principal Financial Officer and Principal Accounting Officer)	August 4, 2016

/S/ PETER C. FARRELL Peter C. Farrell	Non-executive chairman	August 4, 2016

/S/ CHRISTOPHER G. ROBERTS Christopher G. Roberts	Director	August 4, 2016

/S/ CAROL J. BURT Carol J. Burt	Director	August 4, 2016

/S/ GARY W. PACE Gary W. Pace	Director	August 4, 2016

/S/ RICHARD SULPIZIO Richard Sulpizio	Director	August 4, 2016

/S/ RON TAYLOR Ron Taylor	Director	August 4, 2016

/S/ JOHN P. WAREHAM John P. Wareham	Director	August 4, 2016

S-1

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

2.1	Agreement and Plan of Merger, dated February 19, 2016, by and among ResMed Corp., Eagle Acquisition Sub LLC, Brightree LLC, Shareholder Representative Services LLC and ResMed Inc.(18)**

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended.(16)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc.(13)

4.1	Form of certificate evidencing shares of Common Stock.(1)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended.(1)

10.2*	ResMed Inc. 2006 Incentive Award Plan.(6)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan.(3)

10.4*	2006 Grant agreement for Board of Directors.(3)

10.5*	2006 Grant agreement for Executive Officers.(5)

10.6*	2006 Grant agreement for Australian Executive Officers.(5)

10.7*	Form of Executive Agreement.(4)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008.(7)

10.9	Form of Indemnification Agreements for our directors and officers.(8)

10.10	Form of Access Agreement for directors.(8)

10.11*	Updated Form of Executive Agreement.(2) (12)

10.12	ResMed Inc. 2009 Incentive Award Plan.(9)

10.13	ResMed Inc. 2009 Employee Stock Purchase Plan.(9)

10.14	Amendment No. 1 to the ResMed Inc. 2009 Employee Stock Purchase Plan(14)

10.15	Form of Restricted Stock Award Agreement.(9)

10.16	ResMed Inc. Deferred Compensation Plan.(10)

10.17	Credit Agreement, dated as of October 31, 2013, among ResMed Inc., the lenders Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger.(17)

10.18	First Amendment to Credit Agreement dated as of April 4, 2016, by and among ResMed, as borrower, the lenders party thereto, Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letter of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger.(19)

10.19	Term Loan Credit Agreement dated April 4, 2016, among ResMed Inc, as borrower, the lenders, Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, HSBC Bank USA, National Association, as joint lead arranger and joint book runner and HSBC Bank Australia Limited, as joint lead arranger and joint book runner.(20)

10.20	Unconditional Guaranty entered into as of April 4, 2016, by each of ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree LLC, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC., in favor of Union Bank, N.A., as administrative agent.(21)

10.21	Form of Restricted Stock Unit Award Agreement for Executive Officers.(11)

10.22	Form of Restricted Stock Unit Award Agreement for Directors.(11)

10.23	Form of Stock Option Grant for Executive Officers.(11)

10.24	Form of Stock Option Grant for Directors.(11)

10.25	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.(15)

21.1	Subsidiaries of the Registrant.(22)

23.1	Consent of Independent Registered Public Accounting Firm.(22)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.(22)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.(22)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(22)

101	The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*	Management contract or compensatory plan or arrangement
**	Exhibits and schedules have been omitted as authorized by Item 601(b)(2) of Regulation S-K. The Registrant will supplementally furnish copies of any of the omitted exhibits and schedules if the SEC requests; provided, however, that the Registrant may request confidential treatment for any exhibits or schedules it furnishes, under Rule 24b-2 of the Exchange Act.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2009.
(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.
(4)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 13, 2007.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007.
(6)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 15, 2006.
(7)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 15, 2008.
(8)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.
(9)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 23, 2009.
(10)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 25, 2010.
(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011.
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 2, 2012.
(13)	Incorporated by reference to the Registrant’s Report on Form 8-K/A filed on September 17, 2012.
(14)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 4, 2012.
(15)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 21, 2012.
(16)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013
(17)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Report on Form 8-K filed on November 5, 2013
(18)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on February 22, 2016.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on April 4, 2016.
(20)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on April 4, 2016.
(21)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on April 4, 2016.
(22)	Filed with this report.