Form 10-Q
period 2016-09-30
RESMED INC
filed 2016-10-28
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At October 20, 2016, there were 140,965,500 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,086,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.     Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$781,658	$731,434
Accounts receivable, net of allowance for doubtful accounts of $11,293 and $12,555 at September 30, 2016 and June 30, 2016, respectively	347,137	382,086
Inventories (note 3)	253,828	224,456
Prepaid expenses and other current assets	92,229	81,743

Total current assets	1,474,852	1,419,719

Non-current assets:
Property, plant and equipment, net (note 4)	390,797	384,276
Goodwill (note 6)	1,062,758	1,059,245
Other intangible assets, net (note 7)	289,673	299,808
Deferred income taxes	62,926	55,496
Other assets	41,258	38,161

Total non-current assets	1,847,412	1,836,986

Total assets	$3,322,264	$3,256,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,489	$92,571
Accrued expenses	153,969	156,805
Deferred revenue	47,665	50,009
Income taxes payable	38,807	39,166
Short-term debt (note 9)	299,625	299,438

Total current liabilities	620,555	637,989

Non-current liabilities:
Deferred revenue	45,736	40,281
Deferred income taxes	8,920	9,061
Other long-term liabilities	974	1,211
Long-term debt (note 9)	873,511	873,332

Total non-current liabilities	929,141	923,885

Total liabilities	1,549,696	1,561,874

Commitments and contingencies (note 13)
Stockholders’ equity: (note 11)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 181,974,343 issued and 140,888,109 outstanding at September 30, 2016 and 181,747,157 issued and 140,660,923 outstanding at June 30, 2016	564	563
Additional paid-in capital	1,321,522	1,303,238
Retained earnings	2,190,028	2,160,299
Treasury stock, at cost, 41,086,234 shares at September 30, 2016, and June 30, 2016	(1,546,611)	(1,546,611)
Accumulated other comprehensive loss	(192,935)	(222,658)

Total stockholders’ equity	1,772,568	1,694,831

Total liabilities and stockholders’ equity	$3,322,264	$3,256,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended September 30,
	2016	2015
Net revenue	$465,450	$411,647
Cost of sales (excluding amortization of acquired intangible assets)	196,266	173,028

Gross profit	269,184	238,619

Operating expenses:
Selling, general and administrative	128,851	111,095
Research and development	34,446	27,192
Amortization of acquired intangible assets	11,741	2,307

Total operating expenses	175,038	140,594

Income from operations	94,146	98,025

Other (loss) income, net:
Interest (expense) income, net	(2,493)	3,422
Other, net	1,272	(2,003)

Total other (loss) income, net	(1,221)	1,419

Income before income taxes	92,925	99,444
Income taxes	16,818	16,527

Net income	$76,107	$82,917

Basic earnings per share	$0.54	$0.59
Diluted earnings per share (note 2)	$0.54	$0.58
Dividend declared per share	$0.33	$0.30
Basic shares outstanding (000’s)	140,785	140,309
Diluted shares outstanding (000’s)	142,090	142,280

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2016	2015
Net income	$76,107	$82,917
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	29,723	(122,108)

Comprehensive income (loss)	$105,830	$(39,191)

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$76,107	$82,917
Depreciation and amortization	27,775	18,403
Stock-based compensation costs	12,049	12,383
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	36,207	30,498
Inventories	(28,073)	(17,194)
Prepaid expenses, net deferred income taxes and other current assets	(19,115)	(3,526)
Accounts payable, accrued expenses and other liabilities	(18,707)	1,127

Net cash provided by operating activities	86,243	124,608

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,560)	(16,403)
Patent registration costs	(2,471)	(2,423)
Business acquisitions, net of cash acquired	(3,090)	-
Investments in cost-method investments	(2,758)	(4,582)
Proceeds (Payments) on maturity of foreign currency contracts	9,710	(39,341)

Net cash used in investing activities	(13,169)	(62,749)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,330	4,352
Purchases of treasury stock	-	(57,857)
Proceeds from borrowings, net of borrowing costs	25,000	200,000
Repayment of borrowings	(25,000)	(8)
Dividend paid	(46,378)	(42,079)

Net cash (used in) from financing activities	(40,048)	104,408

Effect of exchange rate changes on cash	17,198	(61,463)

Net increase in cash and cash equivalents	50,224	104,804
Cash and cash equivalents at beginning of period	731,434	717,249

Cash and cash equivalents at end of period	$781,658	$822,053

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$28,261	$18,118
Interest paid	$6,401	$1,247

Fair value of assets acquired, excluding cash	$1,891	$-
Goodwill on acquisition	457	-
Deferred payments	742	-

Total cash component of purchase price	$3,090	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Organization and Basis of Presentation

ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, France, Malaysia and the United States. Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia, Japan, Norway and Sweden.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

The condensed consolidated financial statements for the three months ended September 30, 2016 and 2015 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2016.

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

In April, 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards (IFRS) by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. The new standard was effective for us beginning in the first quarter of fiscal 2017. As a result of the adoption, we reclassified debt issuance costs of $0.6 million and $1.7 million, from other assets to short-term debt and long-term debt, respectively, in our consolidated balance sheet as of June 30, 2016. The adoption of this guidance did not impact our consolidated statements of earnings, comprehensive income, stockholders’ equity, or cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. Under the new guidance, lessees are required to recognize lease assets and liabilities on the balance sheet for leases classified as operating leases under current GAAP. This ASU is effective for the company beginning July 1, 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share-based awards (the difference between the actual benefit for tax purposes and the tax benefit initially recognized for financial reporting purposes) as income tax benefit or expense in earnings, rather than in additional paid-in capital, in the reporting period in which they occur. This ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities rather than financing activities. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this ASU during the fourth quarter of fiscal year 2016 and are therefore required to report the impacts as though the ASU had been adopted on July 1, 2015. Accordingly, we recognized a reduction in income tax expense and an increase in operating cash flows related to the vesting or settlement of employee share-based awards of $2.5 million in each of the three month periods ended September 30, 2016 and September 30, 2015.

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

Stock options and restricted stock units of 264,672 and 98,697, for the three months ended September 30, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended September 30, 2016 and 2015 are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2016	2015
Numerator:
Net Income	$76,107	$82,917
Denominator:
Basic weighted-average common shares outstanding	140,785	140,309
Effect of dilutive securities:
Stock options and restricted stock units	1,305	1,971
Diluted weighted average shares	142,090	142,280
Basic earnings per share	$0.54	$0.59
Diluted earnings per share	$0.54	$0.58

(3)	Inventories

Inventories were comprised of the following at September 30, 2016 and June 30, 2016 (in thousands):

	September 30, 2016	June 30, 2016
Raw materials	$65,416	$67,121
Work in progress	4,859	3,939
Finished goods	183,553	153,396
Total inventories	$253,828	$224,456

(4)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of September 30, 2016 and June 30, 2016 (in thousands):

	September 30, 2016	June 30, 2016
Machinery and equipment	$197,075	$197,485
Computer equipment	163,787	154,105
Furniture and fixtures	44,363	40,776
Vehicles	7,477	9,060
Clinical, demonstration and rental equipment	83,152	79,641
Leasehold improvements	34,126	33,795
Land	55,194	54,338
Buildings	233,047	229,502
	818,221	798,702
Accumulated depreciation and amortization	(427,424)	(414,426)
Property, plant and equipment, net	$390,797	$384,276

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(5)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at September 30, 2016 and June 30, 2016, was $36.6 million and $33.8 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. We have determined that the fair value of our cost-method investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Balance at the beginning of the period	$33,815	$25,600
Investments	2,758	4,582
Balance at the end of the period	$36,573	$30,182

(6)	Goodwill

Changes in the carrying amount of goodwill for the three months ended September 30, 2016, and 2015 were as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Balance at the beginning of the period	$1,059,245	$264,261
Other adjustments, net	457	-
Foreign currency translation adjustments	3,056	(1,443)
Balance at the end of the period	$1,062,758	$262,818

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(7)	Other Intangible Assets

Other intangible assets were comprised of the following as of September 30, 2016 and June 30, 2016 (in thousands):

	September 30, 2016	June 30, 2016
Developed/core product technology	$203,041	$202,050
Accumulated amortization	(72,493)	(63,825)
Developed/core product technology, net	130,548	138,225
Trade names	48,624	47,897
Accumulated amortization	(5,733)	(3,832)
Trade names, net	42,891	44,065
Non-compete agreements	3,133	3,089
Accumulated amortization	(2,013)	(1,899)
Non compete agreements, net	1,120	1,190
Customer relationships	119,293	118,528
Accumulated amortization	(29,905)	(26,783)
Customer relationships, net	89,388	91,745
In-process research and development	4,100	4,100
Accumulated amortization	-	-
In-process research and development, net	4,100	4,100
Patents	78,388	74,034
Accumulated amortization	(56,762)	(53,551)
Patents, net	21,626	20,483
Total other intangibles, net	$289,673	$299,808

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, and we amortize them over the estimated useful life of the assets, generally between two and fifteen years. There are no expected residual values related to these intangible assets. In-process research and development is amortized over the estimated useful life of the assets, once the research and development efforts are completed. At least on an annual basis, we evaluate the in-process research and development balances for impairment.

(8)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the three months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Balance at the beginning of the period	$15,043	$9,823
Warranty accruals for the period	5,243	1,790
Warranty costs incurred for the period	(2,855)	(2,039)
Foreign currency translation adjustments	147	(691)
Balance at the end of the period	$17,578	$8,883

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Debt

Debt at September 30, 2016 and June 30, 2016 consisted of the following (in thousands):

	September 30, 2016	June 30, 2016
Short-term debt	$300,000	$300,000
Deferred borrowing costs	(375)	(562)
Short-term debt, net	299,625	299,438
Long-term debt	875,000	875,000
Deferred borrowing costs	(1,489)	(1,668)
Long-term debt, net	873,511	873,332
Total debt	$1,173,136	$1,172,770

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700 million, with an uncommitted option to increase the revolving credit facility by an additional $300 million. On April 4, 2016, in connection with our acquisition of Brightree LLC (“Brightree”), we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700 million to $1 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million, and to make other modifications to provide for the acquisition of Brightree. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At September 30, 2016, the interest rate that was being charged on the outstanding principal amount was 2.0%. A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25 million sublimit for letters of credit.

Our obligations under the revolving credit agreement are unsecured but are guaranteed by certain of our direct and indirect U. S. subsidiaries, including ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC, under an unconditional guaranty. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum leverage ratio of funded debt to EBITDA (as defined in the credit agreement) and an interest coverage ratio.

At September 30, 2016, there was $875.0 million outstanding under the revolving credit facility.

Term Loan

On April 4, 2016, in connection with the Brightree acquisition, we also entered into a credit agreement (the “term loan credit agreement”) providing a $300 million senior unsecured one-year term loan credit facility.

Our obligations under the term loan credit agreement are unsecured but are guaranteed by certain of our direct and indirect U.S. subsidiaries, including ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC, under an unconditional guaranty. The term loan credit facility terminates on April 3, 2017, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the term loan credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At September 30, 2016, the interest rate that was being charged on the outstanding principal amount was 2.0%. The term loan credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of funded debt to EBITDA (as defined in the term loan credit agreement) and an interest coverage ratio.

The proceeds from the funding of the term loan credit facility were used to pay a portion of the acquisition consideration for the Brightree acquisition, as well as to pay fees and expenses in connection with the acquisition, the amendment to the revolving credit agreement and the term loan credit agreement.

At September 30, 2016, there was $300.0 million outstanding under the term loan credit agreement.

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

We estimate the fair value stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended September 30,
	2016	2015
Stock options:
Weighted average grant date fair value	$-	$-
Weighted average risk-free interest rate	-	-
Expected option life in years	-	-
Dividend yield	-	-
Expected volatility	-	-
ESPP purchase rights:
Weighted average grant date fair value	$11.88	$14.22
Weighted average risk-free interest rate	0.4%	0.1%
Expected option life in years	6 months	6 months
Dividend yield	2.14%	1.73%
Expected volatility	23%	26%

(11)	Stockholders’ Equity

Common Stock. Since the inception of our share repurchase programs and through September 30, 2016, we have repurchased a total of 41.1 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the three months ended September 30, 2016. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At September 30, 2016, 13.6 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors designated 2,000,000 shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at September 30, 2016 and June 30, 2016.

Stock Options and Restricted Stock Units. We have granted stock options and restricted stock units to personnel, including officers and directors, in accordance with the ResMed Inc. 2009 Incentive Award Plan (the “2009 Plan”). The options have expiration dates of seven years from the date of grant and the options and restricted stock units vest over one to four years. We have granted the options with an exercise price equal to the market value as determined at the date of grant.

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 43.7 million shares. The number of securities remaining available for future issuance under the 2009 Plan at September 30, 2016 is 12.1 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, that may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring, when up to 4.5 million shares of our common stock may be granted).

At September 30, 2016, there were $54.4 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.1 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at September 30, 2016 was $161.5 million and $37.0 million, respectively. The aggregate intrinsic value of the options exercised during the three months ended September 30, 2016 and 2015, was $8.8 million and $8.9 million, respectively.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes option activity during the three months ended September 30, 2016:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,924,229	$38.70	3.2
Granted	-	-
Exercised	(221,629)	28.44
Forfeited	-	-
Outstanding at end of period	1,702,600	$40.04	3.2
Exercise price of granted options	$-
Options exercisable at end of period	1,195,037	$33.81

The following table summarizes the activity of restricted stock units during the three months ended September 30, 2016:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,861,510	$50.52	1.4
Granted	7,539	63.68
Vested	(10,279)	45.06
Forfeited	(17,010)	50.69
Outstanding at end of period	1,841,760	$50.62	1.1

Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At September 30, 2016, the number of shares remaining available for future issuance under the ESPP is 1.2 million shares.

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

The following table summarizes our financial assets and liabilities, as at September 30, 2016 and June 30, 2016, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at September 30, 2016
Foreign currency hedging instruments, net	$-	$612	$-	$612
Business acquisition contingent consideration	$-	$-	$(10,454)	$(10,454)
Balances at June 30, 2016
Foreign currency hedging instruments, net	$-	$4,185	$-	$4,185
Business acquisition contingent consideration	$-	$-	$(10,450)	$(10,450)

We determine the fair value of our financial assets and liabilities as follows:

•	Foreign currency hedging instruments – These financial instruments are valued using third-party valuation models based on market observable inputs, including interest rate curves, on-market spot currency prices, volatilities and credit risk.

•	Contingent consideration – These liabilities include the fair value estimates of additional future payments that may be required for some of our previous business acquisitions based on the achievement of certain performance milestones. Each potential future payment is valued using the estimated probability of achieving each milestone, which is then discounted to present value.

The following is a reconciliation of changes in the fair value of contingent consideration for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Balance at the beginning of the period	$(10,450)	$(1,584)
Foreign currency translation adjustments	(4)	70
Balance at the end of the period	$(10,454)	$(1,514)

We did not have any significant non-financial assets or liabilities measured at fair value on September 30, 2016 or June 30, 2016.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(13)	Legal Actions and Contingencies

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

Contingent Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, and within certain limits, we are liable to the leasing companies in the event of a customer default for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold with recourse during the three months ended September 30, 2016 and 2015, amounted to $17.3 million and $16.1 million, respectively. The maximum potential amounts of contingent liability under these arrangements at September 30, 2016 and June 30, 2016 were $14.4 million, and $12.9 million, respectively. The recourse liability recognized by us at September 30, 2016 and June 30, 2016, in relation to these arrangements was $0.8 million and $0.7 million, respectively.

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

We held foreign currency instruments with notional amounts totaling $651.0 million and $612.2 million at September 30, 2016 and June 30, 2016, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to September 30, 2019.

The following table summarizes the amount and location of our derivative financial instruments as of September 30, 2016 and June 30, 2016 (in thousands):

	September 30, 2016	June 30, 2016	Balance Sheet Caption
Foreign currency hedging instruments	$364	$2,346	Other assets - current
Foreign currency hedging instruments	2,504	2,082	Other assets - non current
Foreign currency hedging instruments	(2,256)	(243)	Accrued expenses
Foreign currency hedging instruments	-	-	Other long-term liabilities
	$612	$4,185

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the three months ended September 30, 2016 and 2015, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Three Months Ended September 30,
	2016	2015
Foreign currency hedging instruments	$6,000	$(39,353)	Other, net
Other foreign-currency-denominated transactions	(5,199)	37,081	Other, net
	$801	$(2,272)

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(15)	Business Combinations

Brightree

On April 4, 2016 we completed the acquisition of Brightree LLC (“Brightree”), a provider of cloud-based clinical and business management software for the post-acute care industry, for a total purchase consideration paid of $804 million. This acquisition has been accounted for as a business combination using purchase accounting and included in our consolidated financial statements from April 4, 2016. The acquisition was funded through cash on-hand, funds available from our revolving credit facility and a new $300 million senior unsecured one-year term loan credit facility.

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

	Brightree	Intangible assets - useful life
Current assets	$13,868
Property, plant and equipment	1,045
Tradenames	28,700	10 years
In-process research and development	4,100	n/a
Developed technology	114,700	5 to 6 years
Customer relationships	51,000	10 to 15 years
Goodwill	604,438
Assets acquired	$817,851

Current liabilities	(9,399)
Deferred revenue	(4,571)
Deferred tax liabilities	-
Total liabilities assumed	$(13,970)
Net assets acquired	$803,881

PART I – FINANCIAL INFORMATION	Item 1

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

The fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	All Other	Intangible assets - useful life
Current assets	$51,261
Property, plant and equipment	5,294
Tradenames	17,400	7 years
Non-compete	1,400	5 years
Developed technology	20,515	5 years
Customer relationships	37,303	5 to 8 years
Goodwill	192,325
Assets acquired	$325,498

Current liabilities	(21,147)
Debt assumed	(21,201)
Deferred revenue	(4,283)
Deferred tax liabilities	(19,207)
Total liabilities assumed	$(65,838)
Net assets acquired	$259,660

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation, pending or consummated acquisitions and the development of new markets for our products, such as cardiovascular and stroke markets. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2016 and elsewhere in this report.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended June 30, 2016, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”), including our subsequent reports on Forms 10-Q and 8-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three months ended September 30, 2016. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the selected financial data and condensed consolidated financial statements and notes, included in this report.

We are a global leader in the development, manufacturing, distribution and marketing of medical devices and cloud-based software applications that diagnose, treat and manage respiratory disorders including sleep disordered breathing (“SDB”), chronic obstructive pulmonary disease, neuromuscular disease and other chronic diseases. SDB includes obstructive sleep apnea and other respiratory disorders that occur during sleep. Our products and solutions are designed to improve patient quality of life, reduce the impact of chronic disease and lower healthcare costs as global healthcare systems continue to drive a shift in care from hospitals to the home and lower cost settings. Our cloud-based software digital health applications, along with our devices are designed to provide connected care to improve patient outcomes and efficiencies for our customers. During the three months ended September 30, 2016, we continued our efforts to build awareness of the consequences of untreated SDB, and to grow our business in this market.

Since the development of continuous positive airway pressure therapy, we have expanded our business by developing or acquiring a number of products and solutions for a broader range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, dental devices, portable oxygen concentrators and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of SDB and respiratory conditions like chronic obstructive pulmonary disease as significant health concerns. During the three months ended September 30, 2016, we invested $34.4 million on research and development activities with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs.

During the three months ended September 30, 2016, our net revenue increased by 13% compared to the three months ended September 30, 2015. Gross margin was 57.8% for the three months ended September 30, 2016 compared to 58.0% for the three months ended September 30, 2015. Diluted earnings per share for the three months ended September 30, 2016 was $0.54 per share, compared to $0.58 per share for the three months ended September 30, 2015.

At September 30, 2016, our cash and cash equivalents totaled $781.7 million, our total assets were $3.3 billion and our stockholders’ equity was $1.8 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue for the three months ended September 30, 2016 increased to $465.4 million from $411.6 million for the three months ended September 30, 2015, an increase of $53.8 million or 13% (also a 13% increase on a constant currency basis). Net revenue for the three months ended September 30, 2016 includes revenue of $33.1 million from Brightree’s operations. Excluding revenue attributable to Brightree, net revenue for the three months ended September 30, 2016 was $432.4 million, an increase of $20.7 million or 5% compared to the three months ended September 30, 2015 (also a 5% increase on a constant currency basis). The increase in net revenue was attributable to an increase in unit sales of our devices and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $1.6 million for the three months ended September 30, 2016.

Net revenue in North and Latin America for the three months ended September 30, 2016 increased to $301.0 million from $254.1 million for the three months ended September 30, 2015, an increase of $46.9 million or 18%. Excluding revenue attributable to Brightree, net revenue in North and Latin America increased for the three months ended September 30, 2016 to $267.9 million, an increase of $13.8 million or 5%. The increase in net revenue in North and Latin America, excluding revenue attributable to Brightree, is primarily due to an increase in unit sales of our devices and accessories, partially offset by a decline in average selling prices.

Net revenue in markets outside North and Latin America increased for the three months ended September 30, 2016 to $164.5 million from $157.5 million for the three months ended September 30, 2015, an increase of $7.0 million or 4% (a 5% increase on a constant currency basis). The constant currency increase in sales outside North and Latin America predominantly reflects an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue from devices for the three months ended September 30, 2016 increased to $259.2 million from $239.6 million for the three months ended September 30, 2015, an increase of $19.4 million or 8%, including an increase of 10% in North and Latin America and an increase of 6% outside North and Latin America (a 6% increase on a constant currency basis). Net revenue from masks and other accessories for the three months ended September 30, 2016 increased to $173.2 million from $172.0 million for the three months ended September 30, 2015, an increase of 1%, with revenue in North and Latin America remaining consistent with the prior year and an increase of 2% outside North and Latin America (a 4% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended September 30, 2016 increased by 8%, and masks and accessories sales increased by 1%, compared to the three months ended September 30, 2015.

The following table summarizes the percentage movements in our net revenue, excluding revenue attributable to Brightree, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015:

	North and Latin America	Markets outside North and Latin America	Total	Markets outside North and Latin America (Constant Currency)*	Total (Constant Currency)*
Devices	10%	6%	8%	6%	8%
Masks and other accessories	0%	2%	1%	4%	1%
Total	5%	4%	5%	5%	5%

*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended September 30, 2016 to $269.2 million from $238.6 million for the three months ended September 30, 2015, an increase of $30.6 million or 13%. Gross profit as a percentage of net revenue for the three months ended September 30, 2016 was 57.8%, which included a field safety notification expense of $5.1 million relating to the replacement of the potential faulty battery in our Astral ventilation device. Excluding the field safety notification expense, the gross profit as a percentage of net revenue for the three months ended September 30, 2016 was 58.9%, which was an increase from 58.0% for the three months ended September 30, 2015. The increase in gross margins was primarily due to manufacturing and procurement efficiencies and an incremental contribution from the Brightree acquisition, partly offset by an unfavorable product mix as sales of our lower margin products represented a higher proportion of our sales and declines in our average selling prices.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2016 to $128.9 million from $111.1 million for the three months ended September 30, 2015, an increase of $17.8 million or 16%. Selling, general and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $0.8 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended September 30, 2016 increased by 15% compared to the three months ended September 30, 2015. Selling, general and administrative expenses, as a percentage of net revenue, were 27.7% for the three months ended September 30, 2016, compared to 27.0% for the three months ended September 30, 2015.

The constant currency increase in selling, general and administrative expenses was primarily due to additional expenses associated with the consolidation of recent acquisitions, an increase in the number of additional personnel to support our commercial activities and increased legal expenses. Excluding the incremental selling, general and administrative expenses attributed to our recent acquisitions, selling, general and administrative for the quarter increased by 6% in constant currency terms.

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2016 to $34.4 million from $27.2 million for the three months ended September 30, 2015, an increase of $7.3 million, or 27%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $1.4 million for the three months ended September 30, 2016, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 21% compared to the three months ended September 30, 2015. Research and development expenses, as a percentage of net revenue, were 7.4% for the three months ended September 30, 2016, compared to 6.6% for the three months ended September 30, 2015.

The increase in research and development expenses in constant currency terms was primarily due to additional expenses associated with the consolidation of recent acquisitions, an increase in the number of research and development personnel and increases in materials and tooling costs incurred to facilitate development of new products and additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental research and development expenses attributed to our recent acquisitions, research and development expenses for the quarter increased by 8% in constant currency terms.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2016 totaled $11.7 million, compared to $2.3 million for the three months ended September 30, 2015. The increase in amortization expense was attributable to our recent acquisitions, in particular Brightree, Curative Medical and Inova Labs.

Total Other (Loss) Income, Net

Total other (loss) income, net for the three months ended September 30, 2016 was a loss of $1.2 million, compared to income of $1.4 million, for the three months ended September 30, 2015. The loss was attributable to an increase in interest expense due to higher borrowings and lower interest income resulting from lower interest rates on cash balances held which were partially offset by foreign currency hedging gains due to the appreciation of the Australian dollar against the U.S. dollar and Euro.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2016 was approximately 18.1% as compared to approximately 16.6% for the three months ended September 30, 2015. Our effective income tax rate is affected by the geographic mix of our taxable income, including the lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. As of September 30, 2016, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend these earnings to be permanently reinvested outside the United States.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended September 30, 2016 was $76.1 million compared to net income of $82.9 million for the three months ended September 30, 2015, a decrease of 8% over the three months ended September 30, 2015.

Our diluted earnings per share for the three months ended September 30, 2016 were $0.54 per diluted share, compared to $0.58 for the three months ended September 30, 2015, a decrease of 7% over the three months ended September 30, 2015.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 2016 and June 30, 2016, we had cash and cash equivalents of $781.7 million and $731.4 million, respectively. Working capital was $854.3 million and $781.7 million, at September 30, 2016 and June 30, 2016, respectively.

As of September 30, 2016 and June 30, 2016, our cash and cash equivalent balances held within the United States amounted to $31.8 million and $40.9 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2016 and June 30, 2016, of $749.9 million and $690.5 million, respectively, were held by our non-U.S. subsidiaries and would be subject to tax if repatriated. If these funds were needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, we intend to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. Our cash and cash equivalent balances are held at highly rated financial institutions.

Inventories at September 30, 2016 were $253.8 million, an increase of $29.4 million or 13% from the June 30, 2016 balance of $224.5 million. The increase in inventories was mainly to support the increase in unit sales.

Accounts receivable at September 30, 2016 were $347.1 million, a decrease of $34.9 million or 9% compared to the June 30, 2016 balance of $382.1 million. Accounts receivable days outstanding of 66 days at September 30, 2016 were higher than the 63 days at June 30, 2016. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2016 was 3.2%, compared to 3.2% at June 30, 2016.

During the three months ended September 30, 2016, we generated cash of $86.2 million from operations compared to $124.6 million for the three months ended September 30, 2015. The lower level of cash generated from operations during the three months ended September 30, 2016, was primarily driven by the increase in our inventories and the timing of our corporate income tax payments. Movements in foreign currency exchange rates during the three months ended September 30, 2016 had the effect of increasing our cash and cash equivalents by $17.2 million, as reported in U.S. dollars. We have temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the three months ended September 30, 2016. During the three months ended September 30, 2016 and 2015, we also paid dividends totaling $46.4 million and $42.1 million, respectively.

Capital expenditures for the three months ended September 30, 2016 and 2015 amounted to $14.6 million and $16.4 million, respectively. The capital expenditures for the three months ended September 30, 2016 primarily reflected investment in computer hardware and software, production tooling, equipment and machinery, and rental and loan equipment. At September 30, 2016, our balance sheet reflects net property, plant and equipment of $390.8 million compared to $384.3 million at June 30, 2016.

Details of contractual obligations at September 30, 2016 are as follows:

		Payments Due by September 30,
In $000’s	Total	2017	2018	2019	2020	2021	Thereafter
Short-term debt	$300,000	$300,000	$-	$-	$-	$-	$-
Interest on Short-Term Debt	3,095	3,095	-	-	-	-	-
Long Term Debt	875,000	-	-	875,000	-	-	-
Interest on Long Term Debt	37,419	17,963	17,963	1,493	-	-	-
Operating Leases	62,126	18,776	15,026	9,046	5,097	4,001	10,180
Capital Leases	791	338	256	86	111	-	-
Purchase Obligations	169,300	169,300	-	-	-	-	-
Total	$1,447,731	$509,472	$33,245	$885,625	$5,208	$4,001	$10,180

Details of other commercial commitments at September 30, 2016 are as follows:
		Amount of Commitment Expiration Per Period
In $000’s	Total	2017	2018	2019	2020	2021	Thereafter
Standby Letter of Credit	$15,421	$3,793	$6,890	$-	$-	$-	$4,738
Guarantees*	14,700	700	-	-	65	142	13,793
Total	$30,121	$4,493	$6,890	$-	$65	$142	$18,531

*

The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700 million, with an uncommitted option to increase the revolving credit facility by an additional $300 million. On April 4, 2016, in connection with our acquisition of Brightree LLC (“Brightree”), we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700 million to $1 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million, and to make other modifications to provide for the acquisition of Brightree. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At September 30, 2016, the interest rate that was being charged on the outstanding principal amount was 2.0%. A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25 million sublimit for letters of credit.

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

At September 30, 2016, we were in compliance with the debt covenants under the revolving credit agreement and there was $875.0 million outstanding under the revolving credit facility.

Term Loan

On April 4, 2016, in connection with the Brightree acquisition, we also entered into a credit agreement (the “term loan credit agreement”) providing a $300 million senior unsecured one-year term loan credit facility.

Our obligations under the term loan credit agreement are unsecured but are guaranteed by certain of our direct and indirect U.S. subsidiaries, including ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC, under an unconditional guaranty. The term loan credit facility terminates on April 3, 2017, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the term loan credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At September 30, 2016, the interest rate that was being charged on the outstanding principal amount was 2.0%. The term loan credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of funded debt to EBITDA (as defined in the term loan credit agreement) and an interest coverage ratio.

The proceeds from the funding of the term loan credit facility were used to pay a portion of the acquisition consideration for the Brightree acquisition, as well as to pay fees and expenses in connection with the acquisition, the amendment to the revolving credit agreement and the term loan credit agreement.

At September 30, 2016, we were in compliance with the debt covenants under the term loan credit agreement and there was $300.0 million outstanding under the term loan credit agreement. We plan to refinance the facility prior to the maturity date of the term loan agreement, based on our funding needs at that time.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Common Stock

We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the three months ended September 30, 2016. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. During the three months ended September 30, 2015, we repurchased 1.2 million shares at a cost of $62.0 million.

As of September 30, 2016, we have repurchased a total of 41.1 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At September 30, 2016, 13.6 million additional shares can be repurchased under the current share repurchase program.

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

For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended June 30, 2016.

Recently Issued Accounting Pronouncements

See note 1 to the condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2016, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated balances by legal entity functional currency as of September 30, 2016 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Great Britain Pound (GBP)	Chinese Yuan (CNY)
AUD Functional:
Assets	-	274,166	169,109	-	-	8,641
Liabilities	-	(36,135)	(86,196)	(753)	(10,235)	(264)
Forward Contracts	-	(242,000)	(77,510)	-	10,372	(4,496)
Net Total	-	(3,969)	5,403	(753)	137	3,881
USD Functional:
Assets	-	-	12	13,947	4,235	-
Liability	(4,547)	-	(70)	(1,467)	(5,980)	-
Forward Contracts	-	-	-	(11,435)	-	-
Net Total	(4,547)	-	(58)	1,045	(1,745)	-
EURO Functional:
Assets	3,222	911	-	-	3,006	-
Liability	(2)	(3,002)	-	-	(30)	-
Forward Contracts	-	-	-	-	(3,890)	-
Net Total	3,220	(2,091)	-	-	(914)	-
GBP Functional:
Assets	-	847	82,750	-	-	-
Liability	-	(440)	(80,867)	-	-	-
Forward Contracts	-	-	-	-	-	-
Net Total	-	407	1,883	-	-	-
SGD Functional :
Assets	888	236,745	69,892	-	-	343
Liability	(2,576)	(82,369)	(34,057)	-	-	(742)
Forward Contracts	-	(153,000)	(35,947)	-	-	-
Net Total	(1,688)	1,376	(112)	-	-	(399)

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at September 30, 2016. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Year 3	Total	September 30, 2016	June 30, 2016
Receive AUD/Pay USD
Contract amount	242,000	-	-	242,000	(1,386)	1,262
Ave. contractual exchange rate	AUD 1 = USD 0.7669			AUD 1 = USD 0.7669
Receive AUD/Pay Euro
Contract amount	122,440	44,930	22,470	189,840	2,284	2,325
Ave. contractual exchange rate	AUD 1 = Euro 0.6914	AUD 1 = Euro 0.6700	AUD 1 = Euro 0.6643	AUD 1 = Euro 0.6830
Receive SGD/Pay Euro
Contract amount	35,947	-	-	35,947	(157)	35
Ave. contractual exchange rate	SGD 1 = Euro 0.6518			SGD 1 = Euro 0.6518
Receive SGD/Pay USD
Contract amount	153,000	-	-	153,000	(312)	792
Ave. contractual exchange rate	SGD 1 = USD 0.7356			SGD 1 = USD 0.7356
Receive GBP/Pay AUD
Contract amount	10,372	-	-	10,372	10	(120)
Ave. contractual exchange rate	AUD 1 = GBP 0.5855			AUD 1 = GBP 0.5855
Receive EUR/Pay GBP
Contract amount	3,890	-	-	3,890	-	11
Ave. contractual exchange rate	EUR 1 = GBP 0.8664			EUR 1 = GBP 0.8664
Receive AUD/Pay CNY
Contract amount	4,496	-	-	4,496	94	(24)
Ave. contractual exchange rate	AUD 1 = CNY 5.0030			AUD 1 = CNY 5.0030
Receive USD/Pay CAD
Contract amount	11,435	-	-	11,435	79	(96)
Ave. contractual exchange rate	USD 1 = CAD 1.3028			USD 1 = CAD 1.3028

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2016, we held cash and cash equivalents of $781.7 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At September 30, 2016, we had total borrowings of $1,175.0 million, comprising a revolving credit balance of $875.0 million and a term loan credit balance of $300.0 million, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2016, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

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

BMC and 3B litigation. ResMed is engaged in disputes with Chinese manufacturer BMC Medical Co., Ltd and its US distributor, 3B Medical, Inc. in several global forums. In 2013, we filed actions in the US and Germany against BMC and 3B to stop the infringement of several ResMed patents. In 2014, the US International Trade Commission ruled that certain BMC masks infringed ResMed’s patents and should be excluded from importation or sale in the US. BMC appealed the Commission’s ruling. At the request of the ITC and ResMed, the appeals court remanded the case to the Commission. The Commission has suspended the exclusion order during the pendency of the remand. A companion case in the US District Court for the Southern District of California remains stayed pending a final decision in the International Trade Commission proceedings.

In 2013, we initiated proceedings in Germany against BMC involving certain devices and mask assemblies we accused of patent infringement. In April 2016, ResMed and BMC settled the case against BMC’s infringing mask assemblies when BMC agreed not to sell infringing products in Germany. In May 2016, ResMed settled its infringement action against BMC’s flow generators in Germany. Additional infringement proceedings against BMC flow generators are currently stayed while a validity decision on the same patent is on appeal.

In 2015, BMC’s U.S. distributor, 3B Medical, Inc., filed suit in the US District Court for the Middle District of Florida against ResMed Inc. and ResMed Corp. for alleged federal and state antitrust violations. 3B subsequently named three ResMed customers as additional defendants. 3B alleges that in addition to enforcing its patents, ResMed has entered into exclusive dealing arrangements with customers, tied sales of masks to sales of devices, and spread false information about 3B. 3B seeks treble damages and an injunction.

In February 2016, BMC filed patent infringement suits in Shanghai, China against ResMed’s distribution subsidiary in China. BMC asserts that ResMed’s S9 devices infringe two BMC patents. ResMed has filed petitions to invalidate the BMC patents in the China Patent Review Board, and is defending the infringement proceedings in court. These proceedings are pending.

In May 2016, the International Trade Commission initiated a second investigation of patent infringement by BMC and 3B, based on alleged infringement of ResMed patents by BMC’s RESmart and Luna flow generators. A companion case in the US District Court for the Southern District of California remains stayed pending a final decision in the International Trade Commission proceedings.

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

Fisher & Paykel Healthcare patent litigation. ResMed and Fisher & Paykel Healthcare are engaged in patent disputes in several global forums.

In August 2016, Fisher & Paykel HealthCare, or FPH, sued ResMed for patent infringement in US District Court for the Southern District of California, accusing ResMed’s Air 10 flow generators, ClimateLine heated tubing, and the Swift FX and Swift LT masks of infringing FPH’s patents. ResMed denied infringement, has asserted that the patents are invalid, and filed counterclaims for patent infringement against FPH’s Simplus, Eson and Eson 2 masks. In August 2016, ResMed requested, and the US International Trade Commission later instituted, an investigation of patent infringement against the same FPH masks.

Related court cases are now pending in New Zealand, Germany, and the United Kingdom. In August, the Munich district court issued preliminary injunctions temporarily prohibiting sales of FPH’s Simplus, Eson and Eson 2 masks in Germany.

Both ResMed and FPH have also filed proceedings in patent offices in the United States, Germany and Europe to invalidate many of the patents being asserted against the other party.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2016 which was filed with the SEC and describe the various risks and uncertainties to which we are or may become subject. As of September 30, 2016, there have been no further material changes to such risk factors.

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

We have temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the three months ended September 30, 2016. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.1 million shares at a total cost of $1.5 billion.

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

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on October 27, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

October 27, 2016

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)