Form 10-K/A
period 2016-06-30
RESMED INC
filed 2017-01-13
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

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

Explanatory Note

ResMed Inc. (also referred to as the “Company”, “we” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-K for the fiscal year ended June 30, 2016, or the Form 10-K, originally filed with the Securities and Exchange Commission on August 5, 2016, for the purpose of correcting text within the Report of Independent Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm, which was prepared by KPMG LLP, or KPMG, previously incorrectly described the auditing standards used in its audit of the Company’s consolidated financial statements as of June 30, 2016 and for the year then ended. KPMG has revised the text of its report to appropriately state that its audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The information set forth in our financial statements and the footnotes thereto in this Amendment No. 1 has not been modified or updated in any way from the information in our financial statements and the related footnotes included in the Form 10-K. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and amends and restates only the Report of Independent Registered Public Accounting Firm in Item 8 of the Form 10-K to give effect to the change discussed above. The aforementioned changes have no effect on the other parts of the Form 10-K, the financial position of ResMed Inc. (and subsidiaries) as of June 30, 2016 and 2015, or the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2016.

PART II

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

/s/ KPMG LLP

San Diego, California

August 4, 2016

- F1 -

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2016 and 2015

(In thousands, except share and per share data)

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$731,434	$717,249
Accounts receivable, net of allowance for doubtful accounts of $12,555 and $12,276 at June 30, 2016 and June 30, 2015, respectively	382,086	362,568
Inventories (note 5)	224,456	246,859
Prepaid expenses and other current assets	81,743	81,168

Total current assets	1,419,719	1,407,844

Non-current assets:
Property, plant and equipment, net (note 6)	384,276	387,758
Goodwill (note 7)	1,059,245	264,261
Other intangible assets, net (note 7)	299,808	47,142
Deferred income taxes (note 14)	55,496	46,380
Other assets	40,391	28,389

Total non-current assets	1,839,216	773,930

Total assets	$3,258,935	$2,181,774

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,571	$81,112
Accrued expenses (note 9)	156,805	132,976
Deferred revenue	50,009	36,097
Income taxes payable	39,166	16,278
Short-term debt (note 11)	300,000	—

Total current liabilities	638,551	266,463

Non-current liabilities:
Deferred revenue	40,281	19,284
Income taxes payable	—	1,754
Deferred income taxes (note 14)	9,061	6,372
Other long-term liabilities	1,211	—
Long-term debt (note 11)	875,000	300,594

Total non-current liabilities	925,553	328,004

Total liabilities	1,564,104	594,467

Commitments and contingencies (notes 18 and 19)
Stockholders’ equity: (note 12)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 181,747,157 issued and 140,660,923 outstanding at June 30, 2016 and 179,660,939 issued and 140,474,705 outstanding at June 30, 2015	563	562
Additional paid-in capital	1,303,238	1,228,795
Retained earnings	2,160,299	1,976,020

Treasury stock, at cost, 41,086,234 shares at June 30, 2016, and 39,186,234 shares at June 30, 2015	(1,546,611)	(1,444,554)

Accumulated other comprehensive (loss) income	(222,658)	(173,516)

Total stockholders’ equity	1,694,831	1,587,307

Total liabilities and stockholders’ equity	$3,258,935	$2,181,774

See accompanying notes to consolidated financial statements.

- F2 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2016, 2015 and 2014

(In thousands, except per share data)

	June 30, 2016	June 30, 2015	June 30, 2014
Net revenue	$1,838,713	$1,678,912	$1,554,973
Cost of sales (excluding amortization of acquired intangible assets)	772,216	667,516	565,187

Gross profit	1,066,497	1,011,396	989,786

Operating expenses:
Selling, general and administrative	488,057	478,627	450,414
Research and development	118,651	114,865	118,226
Restructuring expenses (note 23)	6,914	—	6,326
Amortization of acquired intangible assets	23,923	8,668	9,733

Total operating expenses	637,545	602,160	584,699

Income from operations	428,952	409,236	405,087

Other income, net:
Interest income	16,860	26,208	31,236
Interest expense	(11,206)	(5,778)	(6,129)
Other, net (note 13)	4,960	6,250	884

Total other income, net	10,614	26,680	25,991

Income before income taxes	439,566	435,916	431,078
Income taxes (note 14)	87,157	83,030	85,805

Net income	$352,409	$352,886	$345,273

Basic earnings per share	$2.51	$2.51	$2.44
Diluted earnings per share (note 4)	$2.49	$2.47	$2.39
Dividend declared per share	$1.20	$1.12	$1.00

Basic shares outstanding (000’s)	140,242	140,468	141,474
Diluted shares outstanding (000’s)	141,669	142,687	144,359

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

- F4 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2016, 2015 and 2014

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2013	174,039	$568	$1,025,064	(32,026)	$(1,083,845)	$1,576,641	$92,088	$1,610,516
Common stock issued on exercise of options (note 12)	1,681	7	31,157					31,164
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	713	3	(11,302)					(11,299)
Common stock issued on employee stock purchase plan (note 12)	314	1	13,052					13,053
Treasury stock purchases		(18)		(4,416)	(208,065)			(208,083)
Tax benefit from exercise of options			16,211					16,211
Stock-based compensation costs			43,462					43,462
Other comprehensive income							59,469	59,469
Net income						345,273		345,273
Dividends declared						(141,518)		(141,518)

Balance, June 30, 2014	176,747	$561	$1,117,644	(36,442)	$(1,291,910)	$1,780,396	$151,557	$1,758,248
Common stock issued on exercise of options (note 12)	1,954	8	36,565					36,573
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	651	3	(11,406)					(11,403)
Common stock issued on employee stock purchase plan (note 12)	309	1	13,412					13,413
Treasury stock purchases		(11)		(2,744)	(152,644)			(152,655)
Tax benefit from exercise of options			24,868					24,868
Stock-based compensation costs			47,712					47,712
Other comprehensive income							(325,073)	(325,073)
Net income						352,886		352,886
Dividends declared						(157,262)		(157,262)

Balance, June 30, 2015	179,661	$562	$1,228,795	(39,186)	$(1,444,554)	$1,976,020	$(173,516)	$1,587,307
Common stock issued on exercise of options (note 12)	1,176	5	26,247					26,252
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	619	3	(12,388)					(12,385)
Common stock issued on employee stock purchase plan (note 12)	291	1	14,081					14,082
Treasury stock purchases		(8)		(1,900)	(102,057)			(102,065)
Tax benefit from exercise of options								—
Stock-based compensation costs			46,503					46,503
Other comprehensive income							(49,142)	(49,142)
Net income						352,409		352,409
Dividends declared						(168,130)		(168,130)

Balance, June 30, 2016	181,747	$564	$1,303,238	(41,086)	$(1,546,611)	$2,160,299	$(222,658)	$1,694,831

See accompanying notes to consolidated financial statements.

- F5 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2016, 2015 and 2014

(In thousands)

	June 30, 2016	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$352,409	$352,886	$345,273
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,849	73,056	73,454
Stock-based compensation costs	46,408	47,855	43,457
Impairment of long lived assets	2,815	—	—
Impairment of cost-method investments	750	—	—
Changes in fair value of business combination contingent consideration	(2,986)	(132)	(6,283)
Gain on disposal of business	—	(709)	—
Excess tax benefit from stock-based compensation arrangements	—	(24,959)	(16,335)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(27,307)	(28,259)	(35,108)
Inventories, net	30,492	(99,524)	(15,851)
Prepaid expenses, net deferred income taxes and other current assets	12,121	(22,849)	5,814
Accounts payable, accrued expenses and other liabilities	46,382	85,815	(3,153)

Net cash provided by operating activities	547,933	383,180	391,268

Cash flows from investing activities:
Purchases of property, plant and equipment	(58,534)	(62,502)	(72,722)
Patent registration costs	(9,295)	(9,442)	(8,434)
Business acquisitions, net of cash acquired	(1,041,864)	(29,407)	(3,852)
Investments in cost-method investments	(8,965)	(10,750)	(10,850)
Proceeds from disposal of cost-method investments	468	937	—
Purchases of foreign currency contracts	—	(700)	(1,477)
(Payment)/proceeds on maturity of foreign currency contracts	(7,564)	(31,207)	2,348

Net cash used in investing activities	(1,125,754)	(143,071)	(94,987)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	27,694	38,806	33,354
Excess tax benefit from stock-based compensation arrangements	—	24,959	16,335
Purchases of treasury stock	(102,058)	(160,300)	(202,169)
Payment of business combination contingent consideration	(1,228)	(458)	(1,117)
Proceeds from borrowings, net of borrowing costs	1,140,000	180,000	557,834
Repayment of borrowings	(283,694)	(181,536)	(560,035)
Dividends paid	(168,130)	(157,262)	(141,518)

Net cash used in financing activities	612,584	(255,791)	(297,316)

Effect of exchange rate changes on cash	(20,578)	(172,799)	30,717

Net (decrease) increase in cash and cash equivalents	14,185	(188,481)	29,682
Cash and cash equivalents at beginning of period	717,249	905,730	876,048

Cash and cash equivalents at end of period	$731,434	$717,249	$905,730

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$68,966	$48,533	$90,183
Interest paid	$11,206	$5,778	$6,129

Fair value of assets acquired, excluding cash	$338,353	$20,408	$2,257
Liabilities assumed	(79,808)	(8,528)	(829)
Goodwill on acquisition	796,306	20,947	3,227
Deferred payments	120	(1,703)	(803)
Fair value of contingent consideration	(13,107)	(1,717)	—

Cash paid for acquisition	$1,041,864	$29,407	$3,852

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

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2016 using a quantitative assessment. In conducting our review of goodwill impairment, we identified eleven reporting units, being components of our operating segment. The fair value for each reporting unit was determined based on estimated discounted cash flows. Our goodwill impairment review involved a two-step process as follows:

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

- F8 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

- F9 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

- F10 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Basic and diluted earnings per share for the years ended June 30, 2016, 2015 and 2014 are calculated as follows (in thousands except per share data):

	2016	2015	2014
Numerator:
Net Income, used in calculating diluted earnings per share	$352,409	$352,886	$345,273

Denominator:
Basic weighted-average common shares outstanding	140,242	140,468	141,474
Effect of dilutive securities:
Stock options and restricted stock units	1,427	2,219	2,885

Diluted weighted average shares	141,669	142,687	144,359

Basic earnings per share	$2.51	$2.51	$2.44
Diluted earnings per share	$2.49	$2.47	$2.39

(5)	Inventories

Inventories were comprised of the following as of June 30, 2016 and June 30, 2015 (in thousands):

	2016	2015
Raw materials	$67,121	$74,416
Work in progress	3,939	2,550
Finished goods	153,396	169,893

Total inventories	$224,456	$246,859

- F11 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following as of June 30, 2016 and June 30, 2015 (in thousands):

	2016	2015
Machinery and equipment	$197,485	$198,047
Computer equipment	154,105	125,423
Furniture and fixtures	40,776	38,511
Vehicles	9,060	5,371
Clinical, demonstration and rental equipment	79,641	80,911
Leasehold improvements	33,795	31,553
Land	54,338	54,915
Buildings	229,502	235,515

	798,702	770,246
Accumulated depreciation and amortization	(414,426)	(382,488)

Property, plant and equipment, net	$384,276	$387,758

(7)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the years ended June 30, 2016 and June 30, 2015 (in thousands):

	2016	2015
Balance at the beginning of the period	$264,261	$289,312
Business acquisitions (note 22)	796,306	20,947
Foreign currency translation adjustments	(1,322)	(45,998)

Balance at the end of the period	$1,059,245	$264,261

As at June 30, 2016 we have not recorded any goodwill impairments.

Other Intangible Assets

Other intangibles, net are comprised of the following as of June 30, 2016 and June 30, 2015:

	2016	2015
Developed/core product technology	$202,050	$67,548
Accumulated amortization	(63,825)	(50,373)

Developed/core product technology, net	138,225	17,175

Trade names	47,897	2,500
Accumulated amortization	(3,832)	(2,206)

Trade names, net	44,065	294

Non-compete agreements	3,089	1,747
Accumulated amortization	(1,899)	(1,704)

Non-compete agreements, net	1,190	43

Customer relationships	118,528	30,538
Accumulated amortization	(26,783)	(19,308)

Customer relationships, net	91,745	11,230

In-process research and development	4,100	—
Accumulated amortization	—	—

In-process research and development, net	4,100	—

Patents	74,034	66,585
Accumulated amortization	(53,551)	(48,185)

Patents, net	20,483	18,400

Total other intangibles, net	$299,808	$47,142

- F12 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table shows a reconciliation of the changes in our cost-method investments during the years ended June 30, 2016 and June 30, 2015 (in thousands):

	2016	2015
Balance at the beginning of the period	$25,600	$14,850
Investments	8,965	10,750
Impairment of cost-method investments	(750)	—

Balance at the end of the period	$33,815	$25,600

- F13 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Accrued Expenses

Accrued expenses at June 30, 2016 and June 30, 2015 consist of the following (in thousands):

	2016	2015
Product warranties	$15,043	$9,823
Consulting and professional fees	11,948	4,412
Value added taxes and other taxes due	14,769	13,863
Employee related costs	83,407	80,086
Marketing and promotional programs	2,401	1,581
Business acquisition contingent consideration	10,450	1,584
Hedging instruments	243	1,954
SERVE-HF field safety notification expenses	—	4,320
Liability on receivables sold with recourse	4,615	4,155
Accrued interest	1,271	141
Other	12,658	11,057

	$156,805	$132,976

(10)	Product Warranties

We include the liability for warranty costs in accrued expenses in our consolidated balance sheets. Changes in the liability for product warranty for the years ended June 30, 2016 and 2015 are as follows (in thousands):

	2016	2015
Balance at the beginning of the period	$9,823	$11,798
Fair value of warranty obligations acquired on business combination	971	—
Warranty accruals for the period	15,014	7,818
Warranty costs incurred for the period	(10,667)	(7,649)
Foreign currency translation adjustments	(98)	(2,144)

Balance at the end of the period	$15,043	$9,823

- F14 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Debt

Long-term debt at June 30, 2016 and June 30, 2015 consists of the following (in thousands):

	June 30, 2016	June 30, 2015
Short-term debt	$300,000	$—
Long-term debt	875,000	300,594

Total debt	$1,175,000	$300,594

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

- F15 -

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

- F16 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes option activity during the year ended June 30, 2016:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,809,238	$29.63	2.5
Granted	336,176	58.22
Exercised*	(1,189,787)	22.68
Forfeited	(31,398)	41.52

Outstanding at end of period	1,924,229	$38.70	3.2

Exercise price of granted options	$58.22
Options exercisable at end of period	1,367,907	$32.31

*	Includes 13,747 shares netted for tax.

The following table summarizes the activity of restricted stock units, including performance restricted stock units, during year ended June 30, 2016:

		Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	2,312,529	$43.65	1.2
Granted	725,145	54.83
Vested*	(835,255)	39.45
Expired	(251,945)	38.22
Forfeited	(88,964)	45.79

Outstanding at end of period	1,861,510	$50.52	1.4

*	Includes 216,408 shares netted for tax.

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

The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the years ended June 30, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Cost of sales - capitalized as part of inventory	$2,731	$2,605	$2,621
Selling, general and administrative expenses	36,994	38,755	34,667
Research and development expenses	6,683	6,495	6,169

Stock-based compensation costs	46,408	47,855	43,457
Tax benefit*	(25,020)	(14,100)	(11,744)

Stock-based compensation costs, net of tax benefit	$21,388	$33,755	$31,713

*	Includes an additional tax benefit of $11.2 million for the year ended June 30, 2016, associated with the early adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, discussed in Note 3 - New Accounting Pronouncements.

- F17 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Other, net

Other, net, in the consolidated statements of income is comprised of the following for the years ended June 30, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Gain (loss) on foreign currency transactions and hedging, net	$4,169	$5,068	$590
Impairment of cost method investments	(750)	—	—
Other	1,541	1,182	294

	$4,960	$6,250	$884

(14)	Income Taxes

Income before income taxes for the years ended June 30, 2016, 2015 and 2014, was taxed under the following jurisdictions (in thousands):

	2016	2015	2014
U.S.	$1,785	$11,431	$2,556
Non-U.S.	437,781	424,485	428,522

	$439,566	$435,916	$431,078

The provision for income taxes is presented below (in thousands):

		2016	2015	2014
Current:	Federal	$24,325	$28,429	$18,931
	State	5,805	695	1,334
	Non-U.S.	58,023	50,892	55,675

		88,153	80,016	75,940

Deferred:	Federal	5,640	(4,269)	(420)
	State	(1,644)	(180)	(81)
	Non-U.S.	(4,992)	7,463	10,366

		(996)	3,014	9,865

Provision for income taxes		$87,157	$83,030	$85,805

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

- F18 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

A substantial portion of our manufacturing operations and administrative functions in Malaysia and Singapore operate under various tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. The end of certain tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs increased our net earnings by $19.2 million ($0.14 per diluted share) for the year ended June 30, 2016 and $18.9 million ($0.13 per diluted share) for the year ended June 30, 2015.

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

- F19 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

- F20 -

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

- F21 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

- F22 -

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

The following table summarizes our financial assets and liabilities, as at June 30, 2016 and June 30, 2015, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at June 30, 2016
Foreign currency hedging instruments, net	$—	$4,185	$—	$4,185
Business acquisition contingent consideration	$—	$—	$(10,450)	$(10,450)

Balances at June 30, 2015
Foreign currency hedging instruments, net	$—	$1,038	$—	$1,038
Business acquisition contingent consideration	$—	$—	$(1,584)	$(1,584)

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

- F23 -

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

- F24 -

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

	Brightree	Intangible assets - useful life
Current assets	$13,868
Property, plant and equipment	1,045
Tradenames	28,700	10 years
In-process research and development	4,100	n/a
Developed technology	114,700	5 to 6 years
Customer relationships	51,000	10 to 15 years
Goodwill	602,090

Assets acquired	$815,503

Current liabilities	(9,399)
Deferred revenue	(4,571)
Deferred tax liabilities	—

Total liabilities assumed	$(13,970)

Net assets acquired	$801,533

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

- F25 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

- F26 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

DATED January 12, 2017

ResMed Inc.

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer and Principal Accounting Officer)

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

2.1	Agreement and Plan of Merger, dated February 19, 2016, by and among ResMed Corp., Eagle Acquisition Sub LLC, Brightree LLC, Shareholder Representative Services LLC and ResMed Inc. (18)**

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (16)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc. (13)

4.1	Form of certificate evidencing shares of Common Stock. (1)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended. (1)

10.2*	ResMed Inc. 2006 Incentive Award Plan. (6)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan. (3)

10.4*	2006 Grant agreement for Board of Directors. (3)

10.5*	2006 Grant agreement for Executive Officers. (5)

10.6*	2006 Grant agreement for Australian Executive Officers. (5)

10.7*	Form of Executive Agreement. (4)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008. (7)

10.9	Form of Indemnification Agreements for our directors and officers. (8)

10.10	Form of Access Agreement for directors. (8)

10.11*	Updated Form of Executive Agreement. (2) (12)

10.12	ResMed Inc. 2009 Incentive Award Plan. (9)

10.13	ResMed Inc. 2009 Employee Stock Purchase Plan. (9)

10.14	Amendment No. 1 to the ResMed Inc. 2009 Employee Stock Purchase Plan. (14)

10.15	Form of Restricted Stock Award Agreement. (9)

10.16	ResMed Inc. Deferred Compensation Plan. (10)

10.17	Credit Agreement, dated as of October 31, 2013, among ResMed Inc., the lenders Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger. (17)

10.18	First Amendment to Credit Agreement dated as of April 4, 2016, by and among ResMed, as borrower, the lenders party thereto, Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letter of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger. (19)

10.19	Term Loan Credit Agreement dated April 4, 2016, among ResMed Inc, as borrower, the lenders, Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, HSBC Bank USA, National Association, as joint lead arranger and joint book runner and HSBC Bank Australia Limited, as joint lead arranger and joint book runner. (20)

10.20	Unconditional Guaranty entered into as of April 4, 2016, by each of ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree LLC, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC., in favor of Union Bank, N.A., as administrative agent. (21)

10.21	Form of Restricted Stock Unit Award Agreement for Executive Officers. (11)

10.22	Form of Restricted Stock Unit Award Agreement for Directors. (11)

10.23	Form of Stock Option Grant for Executive Officers. (11)

10.24	Form of Stock Option Grant for Directors. (11)

10.25	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers. (15)

21.1	Subsidiaries of the Registrant. (22)

23.1	Consent of Independent Registered Public Accounting Firm. (22)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (23)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (23)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (23)

101	The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*	Management contract or compensatory plan or arrangement
**	Exhibits and schedules have been omitted as authorized by Item 601(b)(2) of Regulation S-K. The Registrant will supplementally furnish copies of any of the omitted exhibits and schedules if the SEC requests; provided, however, that the Registrant may request confidential treatment for any exhibits or schedules it furnishes, under Rule 24b-2 of the Exchange Act.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2009.
(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.
(4)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 13, 2007.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007.
(6)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 15, 2006.
(7)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 15, 2008.
(8)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.
(9)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 23, 2009.
(10)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 25, 2010.
(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011.
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 2, 2012.
(13)	Incorporated by reference to the Registrant’s Report on Form 8-K/A filed on September 17, 2012.
(14)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 4, 2012.
(15)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 21, 2012.
(16)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013.
(17)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Report on Form 8-K filed on November 5, 2013.
(18)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on February 22, 2016.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on April 4, 2016.
(20)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on April 4, 2016.
(21)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on April 4, 2016.
(22)	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016.
(23)	Filed with this report.