Form 10-Q
period 2016-12-31
RESMED INC
filed 2017-01-25
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

At January 18, 2017, there were 141,656,993 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,086,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.     Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$788,146	$731,434
Accounts receivable, net of allowance for doubtful accounts of $11,449 and $12,555 at December 31, 2016 and June 30, 2016, respectively	383,992	382,086
Inventories (note 3)	253,108	224,456
Prepaid expenses and other current assets	95,028	81,743

Total current assets	1,520,274	1,419,719

Non-current assets:
Property, plant and equipment, net (note 4)	375,928	384,276
Goodwill (note 6)	1,046,304	1,059,245
Other intangible assets, net (note 7)	275,422	299,808
Deferred income taxes	61,629	55,496
Other assets	43,013	38,161

Total non-current assets	1,802,296	1,836,986

Total assets	$3,322,570	$3,256,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$94,100	$92,571
Accrued expenses	216,225	156,805
Deferred revenue	46,389	50,009
Income taxes payable	25,869	39,166
Short-term debt (note 9)	299,812	299,438

Total current liabilities	682,395	637,989

Non-current liabilities:
Deferred revenue	46,682	40,281
Deferred income taxes	13,789	9,061
Other long-term liabilities	864	1,211
Long-term debt (note 9)	868,690	873,332

Total non-current liabilities	930,025	923,885

Total liabilities	1,612,420	1,561,874

Commitments and contingencies (note 13)
Stockholders’ equity: (note 11)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 182,697,356 issued and 141,611,122 outstanding at December 31, 2016 and 181,747,157 issued and 140,660,923 outstanding at June 30, 2016	566	563
Additional paid-in capital	1,335,895	1,303,238
Retained earnings	2,220,283	2,160,299
Treasury stock, at cost, 41,086,234 shares at December 31, 2016, and June 30, 2016	(1,546,611)	(1,546,611)
Accumulated other comprehensive loss	(299,983)	(222,658)

Total stockholders’ equity	1,710,150	1,694,831

Total liabilities and stockholders’ equity	$3,322,570	$3,256,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net revenue	$530,397	$454,540	$995,846	$866,187
Cost of sales (excluding amortization of acquired intangible assets)	221,326	188,031	417,592	361,059

Gross profit	309,071	266,509	578,254	505,128

Operating expenses:
Selling, general and administrative	139,307	118,219	268,158	229,314
Research and development	38,190	28,970	72,637	56,162
Restructuring expenses (note 16)	4,413	6,914	4,413	6,914
Litigation settlement expenses (note 17)	8,500	-	8,500	-
Acquisition related expenses (note 12)	10,076	-	10,076	-
Amortization of acquired intangible assets	11,690	4,429	23,431	6,736

Total operating expenses	212,176	158,532	387,215	299,126

Income from operations	96,895	107,977	191,039	206,002

Other (loss) income, net:
Interest (expense) income, net	(2,437)	2,476	(4,929)	5,898
Other, net	1,749	3,242	3,021	1,239

Total other (loss) income, net	(688)	5,718	(1,908)	7,137

Income before income taxes	96,207	113,695	189,131	213,139
Income taxes	19,464	18,119	36,282	34,646

Net income	$76,743	$95,576	$152,849	$178,493

Basic earnings per share	$0.54	$0.68	$1.08	$1.27
Diluted earnings per share (note 2)	$0.54	$0.68	$1.08	$1.26
Dividend declared per share	$0.33	$0.30	$0.66	$0.60
Basic shares outstanding (000’s)	141,310	139,926	141,048	140,118
Diluted shares outstanding (000’s)	142,097	141,423	141,982	141,837

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income	$76,743	$95,576	$152,849	$178,493
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	(107,048)	34,687	(77,325)	(87,421)

Comprehensive income (loss)	$(30,305)	$130,263	$75,524	$91,072

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$152,849	$178,493
Depreciation and amortization	55,504	39,920
Stock-based compensation costs	22,802	23,841
Impairment of cost-method investments	206	750
Changes in fair value of business combination contingent consideration	10,076	(105)
Impairment of long-lived assets	-	2,815
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,080)	24,533
Inventories	(36,104)	8,751
Prepaid expenses, net deferred income taxes and other current assets	(15,197)	14,398
Accounts payable, accrued expenses and other	23,086	(13,174)

Net cash provided by operating activities	206,142	280,222

Cash flows from investing activities:
Purchases of property, plant and equipment	(29,247)	(30,934)
Patent registration costs	(4,603)	(4,902)
Business acquisitions, net of cash acquired	(3,184)	(152,118)
Investments in cost-method investments	(3,867)	(7,582)
Proceeds (Payments) on maturity of foreign currency contracts	8,209	(28,326)

Net cash used in investing activities	(32,692)	(223,862)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	9,816	8,066
Purchases of treasury stock	-	(102,058)
Payment of business combination contingent consideration	-	(1,120)
Proceeds from borrowings, net of borrowing costs	75,000	200,000
Repayment of borrowings	(80,000)	(100,160)
Dividend paid	(92,865)	(84,054)

Net cash used in financing activities	(88,049)	(79,326)

Effect of exchange rate changes on cash	(28,689)	(35,479)

Net increase (decrease) in cash and cash equivalents	56,712	(58,445)
Cash and cash equivalents at beginning of period	731,434	717,249

Cash and cash equivalents at end of period	$788,146	$658,804

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$60,282	$39,182
Interest paid	$13,098	$2,996

Fair value of assets acquired, excluding cash	$4,519	$73,560
Liabilities assumed	(76)	(22,755)
Goodwill on acquisition	(2,095)	114,701
Deferred payments	836	(281)
Fair value of contingent consideration	-	(13,107)

Total cash component of purchase price	$3,184	$152,118

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Organization and Basis of Presentation

ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, France, Malaysia, China and the United States. Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia, Japan, China, Norway and Sweden.

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

The condensed consolidated financial statements for the three and six months ended December 31, 2016 and 2015 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2016.

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

We do not recognize revenues to the extent that we offer a right of return or other recourse with respect to the sale of our products, other than returns for product defects or other warranty claims, nor do we recognize revenues if we offer variable sale prices for subsequent events or activities. However, as part of our sales processes we may provide upfront discounts for large orders, one-time special pricing to support new product introductions, sales rebates for centralized purchasing entities or price-breaks for regular order volumes. We record the costs of all such programs as an adjustment to revenue at the time the related revenue is recognized. Our products are predominantly therapy-based equipment and require no installation. Therefore, we have no installation obligations. For multiple-element arrangements, we allocate arrangement consideration to the deliverables by use of the relative selling price method. The selling price used for each deliverable is based on vendor–specific objective evidence.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share-based awards, rather than in additional paid-in capital, in the reporting period in which they occur. This ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this ASU during the fourth quarter of fiscal year 2016 and were required to report the impact as though the ASU had been adopted on July 1, 2015. Accordingly, we recognized additional income tax benefits as an increase to earnings of $5.1 million and $7.6 million for the three and six month periods ended December 31, 2015, respectively, and we also recognized additional income tax benefits as an increase to operating cash flows of $10.7 million for the six months ended December 31, 2015.

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

Stock options and restricted stock units of 410,520 and 244,638, for the three months ended December 31, 2016 and 2015, respectively, and stock options and restricted stock units of 337,487 and 176,669 for the six months ended December 31, 2016 and 2015, respectively were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the three and six months ended December 31, 2016 and 2015 are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Numerator:
Net Income	$76,743	$95,576	$152,849	$178,493
Denominator:
Basic weighted-average common shares outstanding	141,310	139,926	141,048	140,118
Effect of dilutive securities:
Stock options and restricted stock units	787	1,497	934	1,719
Diluted weighted average shares	142,097	141,423	141,982	141,837
Basic earnings per share	$0.54	$0.68	$1.08	$1.27
Diluted earnings per share	$0.54	$0.68	$1.08	$1.26

(3)	Inventories

Inventories were comprised of the following at December 31, 2016 and June 30, 2016 (in thousands):

	December 31, 2016	June 30, 2016
Raw materials	$74,842	$67,121
Work in progress	3,392	3,939
Finished goods	174,874	153,396
Total inventories	$253,108	$224,456

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(4)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of December 31, 2016 and June 30, 2016 (in thousands):

	December 31, 2016	June 30, 2016
Machinery and equipment	$210,204	$197,485
Computer equipment	140,268	154,105
Furniture and fixtures	44,534	40,776
Vehicles	7,268	9,060
Clinical, demonstration and rental equipment	79,285	79,641
Leasehold improvements	33,487	33,795
Land	53,202	54,338
Buildings	224,986	229,502
	793,234	798,702
Accumulated depreciation and amortization	(417,306)	(414,426)
Property, plant and equipment, net	$375,928	$384,276

(5)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at December 31, 2016 and June 30, 2016, was $37.5 million and $33.8 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the six months ended December 31, 2016 and 2015, we recognized $0.2 million and $0.8 million, respectively, of impairment losses related to our cost-method investments. We have determined, after the impairment charge, that the fair value of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the six months ended December 31, 2016 and 2015 (in thousands):

	Six Months Ended December 31,
	2016	2015
Balance at the beginning of the period	$33,815	$25,600
Investments	3,867	7,582
Impairment of cost-method investments	(206)	(750)
Balance at the end of the period	$37,476	$32,432

(6)	Goodwill

Changes in the carrying amount of goodwill for six months ended December 31, 2016, and 2015 were as follows (in thousands):

	Six Months Ended December 31,
	2016	2015
Balance at the beginning of the period	$1,059,245	$264,261
Business acquisition	(2,095)	114,701
Foreign currency translation adjustments	(10,846)	(5,875)
Balance at the end of the period	$1,046,304	$373,087

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(7)	Other Intangible Assets

Other intangible assets were comprised of the following as of December 31, 2016 and June 30, 2016 (in thousands):

	December 31, 2016	June 30, 2016
Developed/core product technology	$199,166	$202,050
Accumulated amortization	(75,426)	(63,825)
Developed/core product technology, net	123,740	138,225
Trade names	48,476	47,897
Accumulated amortization	(7,283)	(3,832)
Trade names, net	41,193	44,065
Non-compete agreements	3,031	3,089
Accumulated amortization	(1,981)	(1,899)
Non compete agreements, net	1,050	1,190
Customer relationships	116,744	118,528
Accumulated amortization	(32,011)	(26,783)
Customer relationships, net	84,733	91,745
In-process research and development	4,100	4,100
Accumulated amortization	-	-
In-process research and development, net	4,100	4,100
Patents	75,771	74,034
Accumulated amortization	(55,165)	(53,551)
Patents, net	20,606	20,483
Total other intangibles, net	$275,422	$299,808

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

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the six months ended December 31, 2016 and 2015 are as follows (in thousands):

	Six Months Ended December 31,
	2016	2015
Balance at the beginning of the period	$15,043	$9,823
Warranty accruals for the period	8,851	5,169
Warranty costs incurred for the period	(6,125)	(4,523)
Foreign currency translation adjustments	(855)	(485)
Balance at the end of the period	$16,914	$9,984

(9)	Debt

Debt at December 31, 2016 and June 30, 2016 consisted of the following (in thousands):

	December 31, 2016	June 30, 2016
Short-term debt	$300,000	$300,000
Deferred borrowing costs	(188)	(562)
Short-term debt, net	299,812	299,438
Long-term debt	870,000	875,000
Deferred borrowing costs	(1,310)	(1,668)
Long-term debt, net	868,690	873,332
Total debt	$1,168,502	$1,172,770

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700 million, with an uncommitted option to increase the revolving credit facility by an additional $300 million. On April 4, 2016, in connection with our acquisition of Brightree LLC (“Brightree”), we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700 million to $1 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million, and to make other modifications to provide for the acquisition of Brightree. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At December 31, 2016, the interest rate that was being charged on the outstanding principal amount was 2.3%. A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25 million sublimit for letters of credit.

On January 9, 2017, we entered into a second amendment to our agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increases the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million.

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

At December 31, 2016, there was $870.0 million outstanding under the revolving credit facility.

Term Loan

On April 4, 2016, in connection with the Brightree acquisition, we also entered into a credit agreement (the “term loan credit agreement”) providing a $300 million senior unsecured one-year term loan credit facility.

Our obligations under the term loan credit agreement are unsecured but are guaranteed by certain of our direct and indirect U.S. subsidiaries, including ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC, under an unconditional guaranty. The term loan credit facility terminates on April 3, 2017, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the term loan credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At December 31, 2016, the interest rate that was being charged on the outstanding principal amount was 2.3%. The term loan credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of funded debt to EBITDA (as defined in the term loan credit agreement) and an interest coverage ratio.

The proceeds from the funding of the term loan credit facility were used to pay a portion of the acquisition consideration for the Brightree acquisition, as well as to pay fees and expenses in connection with the acquisition, the amendment to the revolving credit agreement and the term loan credit agreement.

At December 31, 2016, there was $300.0 million outstanding under the term loan credit agreement.

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

We estimate the fair value stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Stock options:
Weighted average grant date fair value	$10.74	$12.20	$10.74	$12.20
Weighted average risk-free interest rate	1.66%	1.70%	1.66%	1.70%
Expected option life in years	4.9	4.9	4.9	4.9
Dividend yield	2.29%	2.06%	2.29%	2.06%
Expected volatility	25%	27%	25%	27%
ESPP purchase rights:
Weighted average grant date fair value	$12.12	$13.93	$12.00	$14.07
Weighted average risk-free interest rate	0.5%	0.2%	0.4%	0.2%
Expected option life in years	6 months	6 months	6 months	6 months
Dividend yield	2.23%	2.06%	2.18%	1.73% - 2.06%
Expected volatility	23%	32%	23%	26% - 32%

During the six months ended December 31, 2016 and 2015, we granted 226,000 and 208,000 performance restricted stock units (“PRSUs”), respectively. The PRSUs contain a market condition that makes the number of PRSUs ultimately realizable, dependent on relative total stockholder return over a three-year period, up to a maximum number of shares of common stock to be issued under the award of 200% of the original grant. The weighted average fair value of PRSUs granted during the six months ended December 31, 2016 and 2015 was estimated at $50.86 and $53.11 per PRSU, respectively, using a Monte-Carlo simulation valuation model.

(11)	Stockholders’ Equity

Common Stock. Since the inception of our share repurchase programs and through December 31, 2016, we have repurchased a total of 41.1 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the six months ended December 31, 2016. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At December 31, 2016, 13.6 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors designated 2,000,000 shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at December 31, 2016 and June 30, 2016.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 43.7 million shares. The number of securities remaining available for future issuance under the 2009 Plan at December 31, 2016 is 11.8 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, that may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring, when up to 4.5 million shares of our common stock may be granted).

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

At December 31, 2016, there were $89.9 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.7 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at December 31, 2016 was $149.7 million and $30.8 million, respectively. The aggregate intrinsic value of the options exercised during the six months ended December 31, 2016 and 2015, was $13.7 million and $25.3 million, respectively.

The following table summarizes option activity during the six months ended December 31, 2016:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,924,229	$38.70	3.2
Granted	292,132	57.76
Exercised	(371,927)	28.96
Forfeited	-	-
Outstanding at end of period	1,844,434	$43.69	3.8
Exercise price of granted options	$57.76
Options exercisable at end of period	1,302,547	$38.37

The following table summarizes the activity of restricted stock units during the six months ended December 31, 2016:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,861,510	$50.52	1.4
Granted	790,192	53.77
Vested	(570,857)	47.66
Expired	(178,376)	50.08
Forfeited	(35,414)	50.37
Outstanding at end of period	1,867,055	$52.84	2.0

Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At December 31, 2016, the number of shares remaining available for future issuance under the ESPP is 1.0 million shares.

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

The following table summarizes our financial assets and liabilities, at December 31, 2016 and June 30, 2016, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at December 31, 2016
Foreign currency hedging instruments, net	$-	$(22,038)	$-	$(22,038)
Business acquisition contingent consideration	$-	$-	$(20,507)	$(20,507)
Balances at June 30, 2016
Foreign currency hedging instruments, net	$-	$4,185	$-	$4,185
Business acquisition contingent consideration	$-	$-	$(10,450)	$(10,450)

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

During the three months ended December 31, 2016 we recognized a charge of $10.1 million representing additional contingent consideration associated with the acquisition of Curative Medical Technology Inc. (“Curative Medical”), following the achievement of performance milestones under the purchase agreement which exceeded our earlier expectations.

The following is a reconciliation of changes in the fair value of contingent consideration for the six months ended December 31, 2016 and 2015 (in thousands):

	Six Months Ended December 31,
	2016	2015
Balance at the beginning of the period	$(10,450)	$(1,584)
Acquisition date fair value of contingent consideration	-	(13,107)
Changes in fair value included in operating income	(10,076)	105
Payments	-	1,120
Foreign currency translation adjustments	19	28
Balance at the end of the period	$(20,507)	$(13,438)

We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2016 or June 30, 2016.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(13)	Legal Actions and Contingencies

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

Contingent Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, and within certain limits, we are liable to the leasing companies in the event of a customer default for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold with recourse during the six months ended December 31, 2016 and 2015, amounted to $42.2 million and $31.5 million, respectively. The maximum potential amounts of contingent liability under these arrangements at December 31, 2016 and June 30, 2016 were $16.6 million, and $12.9 million, respectively. The recourse liability recognized by us at December 31, 2016 and June 30, 2016, in relation to these arrangements was $0.9 million and $0.7 million, respectively.

(14)	Derivative Instruments and Hedging Activities

We transact business in various foreign currencies, including a number of major European currencies as well as the Australian and Singapore dollars. We have significant foreign currency exposure through both our Australian and Singapore manufacturing activities, and international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The terms of such foreign currency hedging contracts generally do not exceed three years. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures denominated mainly in Euros, and Australian and Singapore dollars. Under this program, increases or decreases in our foreign currency denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments.

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

We held foreign currency instruments with notional amounts totaling $698.3 million and $612.2 million at December 31, 2016 and June 30, 2016, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to December 31, 2019.

The following table summarizes the amount and location of our derivative financial instruments as of December 31, 2016 and June 30, 2016 (in thousands):

	December 31, 2016	June 30, 2016	Balance Sheet Caption
Foreign currency hedging instruments	$1,393	$2,346	Other assets - current
Foreign currency hedging instruments	2,891	2,082	Other assets - non current
Foreign currency hedging instruments	(26,322)	(243)	Accrued expenses
	$(22,038)	$4,185

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the six months ended December 31, 2016 and 2015, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Six Months Ended December 31,
	2016	2015
Foreign currency hedging instruments	$(18,713)	$(22,953)	Other, net
Other foreign-currency-denominated transactions	21,695	24,399	Other, net
	$2,982	$1,446

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

We have not completed the purchase price allocation in relation to this acquisition as certain appraisals associated with the valuation of intangible assets are not yet complete. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation during the quarter ending March 31, 2017. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of these acquisitions, which is deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future. The preliminary fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	Brightree	Intangible assets - useful life
Current assets	$15,310
Property, plant and equipment	1,045
Tradenames	28,700	10 years
In-process research and development	4,100	n/a
Developed technology	114,700	5 to 6 years
Customer relationships	51,000	10 to 15 years
Goodwill	602,996
Assets acquired	$817,851

Current liabilities	(9,399)
Deferred revenue	(4,571)
Deferred tax liabilities	-
Total liabilities assumed	$(13,970)
Net assets acquired	$803,881

Other Acquisitions

On October 2, 2015 we completed the acquisition of 100% of the shares in Curative Medical, a leading provider of non-invasive ventilation and sleep-disordered breathing medical devices and accessories in China. Curative Medical has its manufacturing base in Suzhou, China, offices in Beijing, Germany and the United States, and a distributor network throughout China and in other select markets.

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

Except for the purchase price allocation associated with the Inova Labs acquisition, we have completed the purchase price allocation in relation to all these acquisitions. We expect to complete our purchase price allocation for Inova Labs during the quarter ending March 31, 2017. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation for Inova Labs. The cost of the acquisitions was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of these acquisitions, which is not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	All Other	Intangible assets - useful life
Current assets	$52,371
Property, plant and equipment	5,294
Tradenames	17,400	7 years
Non-compete	1,400	5 years
Developed technology	20,515	5 years
Customer relationships	37,303	5 to 8 years
Goodwill	191,215
Assets acquired	$325,498

Current liabilities	(21,147)
Debt assumed	(21,201)
Deferred revenue	(4,283)
Deferred tax liabilities	(19,207)
Total liabilities assumed	$(65,838)
Net assets acquired	$259,660

(16)	Restructuring Expenses

During the three and six months ended December 31, 2016 we recognized restructuring expenses of $4.4 million associated with the reorganization of our global research and development activities. The restructure cost consisted primarily of severance payments to employees in our German research and development facility and associated project cancellation costs.

During the three and six months ended December 31, 2015 we incurred restructuring expenses of $6.9 million associated with rationalizing our European research and development operations and manufacturing facilities. The restructure cost consisted primarily of severance payments and an asset write-down of a legacy manufacturing facility.

(17)	Subsequent Events

Credit Facility

On January 9, 2017, we entered into a second amendment to our credit agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increases the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million. We expect to use the available funds to repay the term loan when it matures in April 2016.

Litigation Settlement Expenses

On January 20, 2017, we reached an agreement with Chinese manufacturer, BMC Medical, and its US distributor, 3B to settle all outstanding disputes. The material terms of the settlement are:

•	ResMed to pay 3B the amount of $8.5 million to settle all claims in the Florida case, including claims against our three customers. As the matter existed at December 31, 2016, we have recognized a charge of $8.5 million ($5.4 million, net of tax) to our operating income for the three months ended December 31, 2016.

•	We agreed that for five years from the date of the agreement, we will not initiate legal suit against BMC for patent infringement for selling their range of devices and masks that were the subject of the current dispute. BMC agreed to pay us royalties on the sale of those products in the United States.

•	Mutual release and dismissal of all current litigation, worldwide, including all validity challenges. It was agreed that neither party will initiate legal suit against the other for a period of five years without a 90 day meet and confer process.

PART I – FINANCIAL INFORMATION	Item 2

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and six months ended December 31, 2016. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the selected financial data and condensed consolidated financial statements and notes, included in this report.

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

Since the development of continuous positive airway pressure therapy, we have expanded our business by developing or acquiring a number of products and solutions for a broader range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, dental devices, portable oxygen concentrators and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of SDB and respiratory conditions like chronic obstructive pulmonary disease as significant health concerns. During the three months ended December 31, 2016, we invested $38.2 million on research and development activities with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs.

During the three months ended December 31, 2016, we released our latest generation of nasal and full face masks, AirFit N20 nasal mask and AirFit F20 full face mask, designed to improve mask fit, comfort and ease of use.

During the three months ended December 31, 2016, our net revenue increased by 17% compared to the three months ended December 31, 2015. Gross margin was 58.3% for the three months ended December 31, 2016 compared to 58.6% for the three months ended December 31, 2015. Diluted earnings per share for the three months ended December 31, 2016 was $0.54 per share, compared to $0.68 per share for the three months ended December 31, 2015.

At December 31, 2016, our cash and cash equivalents totaled $788.1 million, our total assets were $3.3 billion and our stockholders’ equity was $1.7 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue for the three months ended December 31, 2016 increased to $530.4 million from $454.5 million for the three months ended December 31, 2015, an increase of $75.9 million or 17% (an 18% increase on a constant currency basis). Net revenue for the three months ended December 31, 2016 includes revenue of $33.8 million from Brightree’s operations. Excluding revenue attributable to Brightree, net revenue for the three months ended December 31, 2016 was $496.6 million, an increase of $42.1 million or 9% compared to the three months ended December 31, 2015 (a 10% increase on a constant currency basis). The increase in net revenue was attributable to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $5.4 million for the three months ended December 31, 2016.

Net revenue in North and Latin America for the three months ended December 31, 2016 increased to $326.7 million from $269.5 million for the three months ended December 31, 2015, an increase of $57.2 million or 21%. Excluding revenue attributable to Brightree, net revenue in North and Latin America for the three months ended December 31, 2016 was $293.0 million, an increase of $23.4 million or 9%. The increase in net revenue in North and Latin America, excluding revenue attributable to Brightree, is primarily due to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue in markets outside North and Latin America increased for the three months ended December 31, 2016 to $203.7 million from $185.0 million for the three months ended December 31, 2015, an increase of $18.7 million or 10% (a 13% increase on a constant currency basis). The constant currency increase in sales outside North and Latin America predominantly reflects an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue from devices for the three months ended December 31, 2016 increased to $301.0 million from $260.0 million for the three months ended December 31, 2015, an increase of 16%, including an increase of 13% in North and Latin America and an increase of 19% outside North and Latin America (a 21% increase on a constant currency basis). Net revenue from masks and other accessories for the three months ended December 31, 2016 increased to $195.6 million from $194.5 million for the three months ended December 31, 2015, an increase of 1%, including an increase of 4% in North and Latin America and a decrease of 7% outside North and Latin America (a 4% decrease on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended December 31, 2016 increased by 17%, and masks and accessories sales increased by 2%, compared to the three months ended December 31, 2015.

The following table summarizes the percentage movements in our net revenue, excluding revenue attributable to Brightree, for the three months ended December 31, 2016 compared to the three months ended December 31, 2015:

	North and Latin America	Markets outside North and Latin America	Total	Markets outside North and Latin America (Constant Currency)*	Total (Constant Currency)*
Devices	13%	19%	16%	21%	17%
Masks and other accessories	4%	-7%	1%	-4%	2%
Total	9%	10%	9%	13%	10%

*	Constant currency numbers exclude the impact of movements in international currencies.

Net revenue for the six months ended December 31, 2016, was $995.8 million, compared to $866.2 million for the six months ended December 31, 2015, an increase of 15%. Movements in international currencies against the U.S. dollar unfavorably impacted net revenue by approximately $7.1 million during the six months ended December 31, 2016. Excluding the impact of unfavorable currency movements, total revenue for the six months ended December 31, 2016 increased by 16% compared to the six months ended December 31, 2015. For the six months ended December 31, 2016, revenue from sales of devices increased by 12% compared to the six months ended December 31, 2015, comprised of an increase of 12% in North and Latin America and a 13% increase elsewhere (a 14% increase in constant currency terms). For the six months ended December 31, 2016, revenue from masks and other accessories increased by 1% compared to the six months ended December 31, 2015, comprised of a 2% increase in North and Latin America and a 3% decrease elsewhere (a 0% increase in constant currency terms).

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the percentage movements in our net revenue, excluding revenue attributable to Brightree, for the six months ended December 31, 2016 compared to the six months ended December 31, 2015:

	North and Latin America	Markets outside North and Latin America	Total	Markets outside North and Latin America (Constant Currency)*	Total (Constant Currency)*
Devices	12%	13%	12%	14%	13%
Masks and other accessories	2%	-3%	1%	0%	2%
Total	7%	7%	7%	10%	8%

Gross Profit

Gross profit increased for the three months ended December 31, 2016 to $309.1 million from $266.5 million for the three months ended December 31, 2015, an increase of $42.6 million or 16%. Gross profit as a percentage of net revenue for the three months ended December 31, 2016 was 58.3% compared to 58.6% for the three months ended December 31, 2015.

Gross profit increased for the six months ended December 31, 2016 to $578.3 million from $505.1 million for the six months ended December 31, 2015, an increase of $73.1 million or 14%. Gross profit as a percentage of net revenue for the six months ended December 31, 2016 decreased to 58.1% from 58.3% for the six months ended December 31, 2015.

The decrease in gross margins was primarily due to an unfavorable product mix as sales of our lower margin products represented a higher proportion of our sales and declines in our average selling prices, partly offset by manufacturing and procurement efficiencies and an incremental contribution from the Brightree acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2016 to $139.3 million from $118.2 million for the three months ended December 31, 2015, an increase of $21.1 million or 18%. Selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $0.3 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended December 31, 2016 increased by 18% compared to the three months ended December 31, 2015. Excluding the incremental selling, general and administrative expenses attributed to our recent acquisitions, selling, general and administrative for the quarter increased by 10% in constant currency terms. Selling, general and administrative expenses, as a percentage of net revenue, were 26.3% for the three months ended December 31, 2016, compared to 26.0% for the three months ended December 31, 2015.

Selling, general and administrative expenses increased for the six months ended December 31, 2016 to $268.2 million from $229.3 million for the six months ended December 31, 2015, an increase of $38.9 million or 17%. The selling, general and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $0.5 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the six months ended December 31, 2016 increased by 17% compared to the six months ended December 31, 2015. Selling, general and administrative expenses, as a percentage of net revenue, were 26.9% for the six months ended December 31, 2016, compared to 26.5% for the six months ended December 31, 2015.

The constant currency increase in selling, general and administrative expenses was primarily due to additional expenses associated with the consolidation of recent acquisitions, an increase in the number of personnel to support our commercial activities and increased legal expenses.

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2016 to $38.2 million from $29.0 million for the three months ended December 31, 2015, an increase of $9.2 million, or 32%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $1.1 million for the three months ended December 31, 2016, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 28% compared to the three months ended December 31, 2015. Excluding the incremental research and development expenses attributed to our recent acquisitions, research and development expenses for the quarter increased by 11% in constant currency terms. Research and development expenses, as a percentage of net revenue, were 7.2% for the three months ended December 31, 2016, compared to 6.4% for the three months ended December 31, 2015.

Research and development expenses increased for the six months ended December 31, 2016 to $72.6 million from $56.2 million for the six months ended December 31, 2015, an increase of $16.5 million or 29%. The research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $2.5

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

million for the six months ended December 31, 2016, as reported in U.S. dollars. Excluding the impact of foreign currency movements, our research and development expenses increased by 25% compared to the six months ended December 31, 2015. Research and development expenses, as a percentage of net revenue, were 7.3% for the six months ended December 31, 2016, compared to 6.5% for the six months ended December 31, 2015.

The increase in research and development expenses in constant currency terms was primarily due to additional expenses associated with the consolidation of recent acquisitions, an increase in the number of research and development personnel and increases in materials and tooling costs incurred to facilitate development of new products.

Restructuring Expenses

During the three and six months ended December 31, 2016 we recognized restructuring expenses of $4.4 million associated with the reorganization of our global research and development activities. The restructure cost consisted primarily of severance payments to employees in our German research and development facility and associated project cancellation costs.

During the three and six months ended December 31, 2015 we incurred restructuring expenses of $6.9 million associated with rationalizing our European research and development operations and manufacturing facilities. The restructure cost consisted primarily of severance payments and an asset write-down of a legacy manufacturing facility.

Litigation Settlement Expenses

On January 20, 2017, we reached an agreement with Chinese manufacturer, BMC Medical, and its US distributor, 3B to settle all outstanding disputes. The material terms of the settlement are:

•

ResMed to pay 3B the amount of $8.5 million to settle all claims in the Florida case, including claims against our three customers. Accordingly we have recognized a charge of $8.5 million ($5.4 million, net of tax) to our operating income for the three months ended December 31, 2016.

•

We agreed that for five years from the date of the agreement, we will not initiate legal suit against BMC for patent infringement for selling their current range of devices and masks that were the subject of the current dispute. BMC agreed to pay us royalties on the sale of those products in the United States.

•

Mutual release and dismissal of all current litigation, worldwide, including all validity challenges. It was agreed that neither party will initiate legal suit against the other for a period of five years without a 90 day meet and confer process.

Acquisition-Related Expenses

During the three months ended December 31, 2016 we recognized a charge of $10.1 million representing additional contingent consideration associated with the acquisition of Curative Medical, following the achievement of performance milestones under the purchase agreement, which exceeded our earlier expectations.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended December 31, 2016 totaled $11.7 million and $23.4 million, respectively, compared to $4.4 million and $6.7 million for the three and six months ended December 31, 2015. The increase in amortization expense was attributable to our recent acquisitions, in particular Brightree, Curative Medical and Inova Labs.

Total Other (Loss) Income, Net

Total other (loss) income, net for the three and six months ended December 31, 2016 was a loss of $0.7 million and $1.9 million, respectively compared to an income of $5.7 million and $7.1 million, for the three and six months ended December 31, 2015. The loss was attributable to an increase in interest expense due to higher borrowings and lower interest income resulting from lower interest rates on cash balances held which were partially offset by foreign currency gains.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

Our effective income tax rate for the three months ended December 31, 2016 was approximately 20.2% as compared to approximately 15.9% for the three months ended December 31, 2015. Our effective income tax rate for the six months ended December 31, 2016 was approximately 19.2% as compared to approximately 16.3% for the six months ended December 31, 2015. Our effective tax rate was impacted by tax benefits related to the vesting or settlement of employee share-based awards, which reduced our income tax expenses by $Nil and $2.5 million, respectively, for the three and six months ended December 31, 2016 as compared to $5.1 million and $7.6 million, respectively, for the three and six months ended December 31, 2015. Our effective income tax rate was also affected by the geographic mix of our taxable income, including the lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. As of December 31, 2016, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend these earnings to be permanently reinvested outside the United States.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended December 31, 2016 was $76.7 million compared to net income of $95.6 million for the three months ended December 31, 2015, a decrease of 20% over the three months ended December 31, 2015. Our net income for the six months ended December 31, 2016 was $152.8 million compared to net income of $178.5 million for the six months ended December 31, 2015, a decrease of 14% over the six months ended December 31, 2015.

Our diluted earnings per share for the three and six months ended December 31, 2016 were $0.54 and $1.08 per diluted share, respectively, compared to $0.68 and $1.26 for the three and six months ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016 and June 30, 2016, we had cash and cash equivalents of $788.1 million and $731.4 million, respectively. Working capital was $837.9 million and $781.7 million, at December 31, 2016 and June 30, 2016, respectively.

As of December 31, 2016 and June 30, 2016, our cash and cash equivalent balances held within the United States amounted to $40.3 million and $40.9 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2016 and June 30, 2016, of $747.8 million and $690.5 million, respectively, were held by our non-U.S. subsidiaries and would be subject to tax if repatriated. If these funds were needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, we intend to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. Our cash and cash equivalent balances are held at highly rated financial institutions.

Inventories at December 31, 2016 were $253.1 million, an increase of $28.7 million or 13% from the June 30, 2016 balance of $224.5 million. The increase in inventories was mainly to support the increase in unit sales.

Accounts receivable at December 31, 2016 were $384.0 million, an increase of $1.9 million or 0.5% compared to the June 30, 2016 balance of $382.1 million. Accounts receivable days outstanding of 61 days at December 31, 2016 were lower than the 63 days at June 30, 2016. Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2016 was 2.9%, compared to 3.2% at June 30, 2016.

During the six months ended December 31, 2016, we generated cash of $206.1 million from operations compared to $280.2 million for the six months ended December 31, 2015. The lower level of cash generated from operations during the six months ended December 31, 2016, was primarily driven by the increase in our inventories and the timing of our corporate income tax payments. Movements in foreign currency exchange rates during the six months ended December 31, 2016 had the effect of decreasing our cash and cash equivalents by $28.7 million, as reported in U.S. dollars. We have temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the six months ended December 31, 2016. During the six months ended December 31, 2016 and 2015, we also paid dividends totaling $92.9 million and $84.1 million, respectively.

Capital expenditures for the six months ended December 31, 2016 and 2015 amounted to $29.2 million and $30.9 million, respectively. The capital expenditures for the six months ended December 31, 2016 primarily reflected investment in computer hardware and software, production tooling, equipment and machinery, and rental and loan equipment. At December 31, 2016, our balance sheet reflects net property, plant and equipment of $375.9 million compared to $384.3 million at June 30, 2016.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Details of contractual obligations at December 31, 2016 are as follows:

		Payments Due by December 31,
In $000’s	Total	2017	2018	2019	2020	2021	Thereafter
Short-term debt	$300,000	$300,000	$-	$-	$-	$-	$-
Interest on Short-Term Debt	1,754	1,754	-	-	-	-	-
Long Term Debt	870,000	-	870,000	-	-	-	-
Interest on Long Term Debt	36,683	20,009	16,674	-	-	-	-
Operating Leases	59,988	18,187	14,800	8,404	5,129	4,138	9,330
Capital Leases	598	275	178	105	40	-	-
Purchase Obligations	178,269	178,185	84	-	-	-	-
Total	$1,447,292	$518,410	$901,736	$8,509	$5,169	$4,138	$9,330

Details of other commercial commitments at December 31, 2016 are as follows:
		Amount of Commitment Expiration Per Period
In $000’s	Total	2017	2018	2019	2020	2021	Thereafter
Standby Letter of Credit	$13,124	$2,182	$6,481	$-	$-	$-	$4,461
Guarantees*	12,298	112	1,055	-	64	132	10,935
Total	$25,422	$2,294	$7,536	$-	$64	$132	$15,396

*

The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700 million, with an uncommitted option to increase the revolving credit facility by an additional $300 million. On April 4, 2016, in connection with our acquisition of Brightree LLC (“Brightree”), we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700 million to $1 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million, and to make other modifications to provide for the acquisition of Brightree. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At December 31, 2016, the interest rate that was being charged on the outstanding principal amount was 2.3%. A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25 million sublimit for letters of credit.

On January 9, 2017, we entered into a second amendment to our agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increases the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million.

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

At December 31, 2016, we were in compliance with the debt covenants under the revolving credit agreement and there was $870.0 million outstanding under the revolving credit facility.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

term loan credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At December 31, 2016, the interest rate that was being charged on the outstanding principal amount was 2.3%. The term loan credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum ratio of funded debt to EBITDA (as defined in the term loan credit agreement) and an interest coverage ratio.

The proceeds from the funding of the term loan credit facility were used to pay a portion of the acquisition consideration for the Brightree acquisition, as well as to pay fees and expenses in connection with the acquisition, the amendment to the revolving credit agreement and the term loan credit agreement.

At December 31, 2016, we were in compliance with the debt covenants under the term loan credit agreement and there was $300.0 million outstanding under the term loan credit agreement. As disclosed above we have increased our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion and expect to be able to use the available funds to repay the term loan when it matures.

We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Common Stock

We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the six months ended December 31, 2016. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. During the six months ended December 31, 2015, we repurchased 1.9 million shares at a cost of $102.1 million.

As of December 31, 2016, we have repurchased a total of 41.1 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At December 31, 2016, 13.6 million additional shares can be repurchased under the current share repurchase program.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated balances by legal entity functional currency as of December 31, 2016 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Singapore Dollar (SGD)	Canadian Dollar (CAD)	Great Britain Pound (GBP)	Chinese Yuan (CNY)
AUD Functional:
Assets	-	308,351	154,351	-	-	-	17,759
Liabilities	-	(44,118)	(74,052)	(37)	(366)	(6,040)	(330)
Forward Contracts	-	(277,000)	(77,867)	-	-	9,866	(17,279)
Net Total	-	(12,767)	2,432	(37)	(366)	3,826	150
USD Functional:
Assets	-	-	22	-	13,787	-	-
Liability	-	-	(234)	-	(1,562)	-	-
Forward Contracts	-	-	-	-	(11,158)	-	-
Net Total	-	-	(212)	-	1,067	-	-
EURO Functional:
Assets	494	603	-	-	-	416	-
Liability	(9)	(1,265)	-	-	-	(105)	-
Forward Contracts	-	-	-	-	-	(3,700)	-
Net Total	485	(662)	-	-	-	(3,389)	-
GBP Functional:
Assets	-	714	69,592	-	-	-	-
Liability	-	(1,587)	(67,746)	-	-	-	-
Forward Contracts	-	-	-	-	-	-	-
Net Total	-	(873)	1,846	-	-	-	-
SGD Functional :
Assets	1,503	282,084	79,100	-	-	-	476
Liability	(1,758)	(120,160)	(33,174)	-	-	-	-
Forward Contracts	-	(148,000)	(44,195)	-	-	-	-
Net Total	(255)	13,924	1,731	-	-	-	476

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at December 31, 2016. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Year 3	Total	December 31, 2016	June 30, 2016
Receive AUD/Pay USD
Contract amount	277,000	-	-	277,000	(16,146)	1,262
Ave. contractual exchange rate	AUD 1 = USD 0.7634			AUD 1 = USD 0.7634
Receive AUD/Pay Euro
Contract amount	119,960	42,090	21,050	183,100	3,577	2,325
Ave. contractual exchange rate	AUD 1 = Euro 0.6907	AUD 1 = Euro 0.6510	AUD 1 = Euro 0.6794	AUD 1 = Euro 0.6799
Receive SGD/Pay Euro
Contract amount	44,195	-	-	44,195	185	35
Ave. contractual exchange rate	SGD 1 = Euro 0.6523			SGD 1 = Euro 0.6523
Receive SGD/Pay USD
Contract amount	148,000	-	-	148,000	(9,613)	792
Ave. contractual exchange rate	SGD 1 = USD 0.7394			SGD 1 = USD 0.7394
Receive GBP/Pay AUD
Contract amount	9,866	-	-	9,866	71	(120)
Ave. contractual exchange rate	AUD 1 = GBP 0.5855			AUD 1 = GBP 0.5855
Receive EUR/Pay GBP
Contract amount	3,700	-	-	3,700	(56)	11
Ave. contractual exchange rate	EUR 1 = GBP 0.8664			EUR 1 = GBP 0.8664
Receive AUD/Pay CNY
Contract amount	17,279	-	-	17,279	(452)	(24)
Ave. contractual exchange rate	AUD 1 = CNY 5.1357			AUD 1 = CNY 5.1357
Receive AUD/Pay MYR
Contract amount	4,010	-	-	4,010	40	-
Ave. contractual exchange rate	AUD 1 = MYR			AUD 1 = MYR 3.2040
Receive USD/Pay CAD
Contract amount	11,158	-	-	11,158	356	(96)
Ave. contractual exchange rate	USD 1 = CAD 1.3028			USD 1 = CAD 1.3028

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At December 31, 2016, we held cash and cash equivalents of $788.1 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At December 31, 2016, we had total borrowings of $1,170.0 million, comprising a revolving credit balance of $870.0 million and a term loan credit balance of $300.0 million, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended December 31, 2016, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

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

In February 2016, BMC filed patent infringement suits in Shanghai, China against ResMed’s distribution subsidiary in China. ResMed has filed petitions to invalidate the BMC patents in the China Patent Reexamination Board.

In May 2016, the International Trade Commission initiated an investigation of patent infringement by BMC and 3B, based on alleged infringement of ResMed patents. We filed a companion case in the US District Court for the Southern District of California.

In January 2017, ResMed, BMC, and 3B agreed to settle all pending litigation. Under the settlement of the Florida litigation, ResMed agreed to make a one-time payment of $8.5 million to 3B to settle all claims against ResMed and the customer defendants in the Florida litigation. Under the intellectual property litigation settlement, BMC and 3B will be permitted to sell their existing products for a limited time, in exchange for royalty payments to ResMed.

The settlement did not include an admission of liability or wrongdoing by any party.

Administrative subpoena. In July 2016, we received a federal administrative subpoena from the Office of Inspector General (“OIG”) of the Department of Health and Human Services. The subpoena contains a request for documents and other materials that relate primarily to industry offerings of patient resupply software to home medical equipment providers. In November 2016, we received a second subpoena, requesting documents and other materials regarding other promotional programs. We are cooperating with the OIG to respond to its requests for documents and information.

Fisher & Paykel Healthcare patent litigation. ResMed and Fisher & Paykel Healthcare are engaged in patent disputes in several global forums.

In August 2016, Fisher & Paykel HealthCare sued ResMed for patent infringement in US District Court for the Southern District of California, accusing ResMed’s Air 10 flow generators, ClimateLine heated tubing, and the Swift FX and Swift LT masks of infringing Fisher & Paykel patents. ResMed denied infringement, has asserted that the patents are invalid, and filed counterclaims for patent infringement against Fisher & Paykel’s Simplus, Eson and Eson 2 masks. The case is now stayed, pending resolution of validity proceedings filed by both parties in the US Patent and Trademark Office. In August 2016, ResMed requested, and the US International Trade Commission later instituted, an investigation of patent infringement against the same Fisher & Paykel masks.

Related court cases are now pending in New Zealand, Germany, and the United Kingdom. In August 2016, the Munich district court issued preliminary injunctions temporarily prohibiting sales of Fisher & Paykel’s Simplus, Eson and Eson 2 masks in Germany. In November 2016, the court dissolved those preliminary injunctions.

ResMed and Fisher & Paykel have also filed proceedings in patent offices in the United States, Germany and Europe to invalidate many of the patents being asserted against that party.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1A	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2016 which was filed with the SEC and describe the various risks and uncertainties to which we are or may become subject. As of December 31, 2016, there have been no further material changes to such risk factors.

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

We have temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the six months ended December 31, 2016. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.1 million shares at a total cost of $1.5 billion.

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

10.1

Second Amendment to Credit Agreement dated as of January 9, 2017, by and among ResMed Inc., as borrower, each of the existing lenders party to the Second Amendment, the financial institutions identified on the signature pages thereto as the new lender, MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer, and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 12, 2017).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, filed on January 24, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

January 24, 2017

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)