Form 10-Q
period 2017-03-31
RESMED INC
filed 2017-04-28
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

At April 20, 2017, there were 141,819,243 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,086,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.     Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	March 31, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$827,310	$731,434
Accounts receivable, net of allowance for doubtful accounts of $12,288 and $12,555 at March 31, 2017 and June 30, 2016, respectively	413,612	382,086
Inventories (note 3)	259,870	224,456
Prepaid expenses and other current assets	104,569	81,743

Total current assets	1,605,361	1,419,719

Non-current assets:
Property, plant and equipment, net (note 4)	387,412	384,276
Goodwill (note 6)	1,050,083	1,059,245
Other intangible assets, net (note 7)	267,404	299,808
Deferred income taxes	66,573	55,496
Other assets	45,730	38,161

Total non-current assets	1,817,202	1,836,986

Total assets	$3,422,563	$3,256,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$82,846	$92,571
Accrued expenses	169,896	156,805
Deferred revenue	48,682	50,009
Income taxes payable (note 8)	34,854	39,166
Short-term debt (note 10)	-	299,438

Total current liabilities	336,278	637,989

Non-current liabilities:
Deferred revenue	49,135	40,281
Deferred income taxes	12,988	9,061
Other long-term liabilities	856	1,211
Long-term debt (note 10)	1,168,350	873,332

Total non-current liabilities	1,231,329	923,885

Total liabilities	1,567,607	1,561,874

Commitments and contingencies (note 14)
Stockholders’ equity: (note 12)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 182,870,434 issued and 141,784,200 outstanding at March 31, 2017 and 181,747,157 issued and 140,660,923 outstanding at June 30, 2016	567	563
Additional paid-in capital	1,352,676	1,303,238
Retained earnings	2,261,425	2,160,299
Treasury stock, at cost, 41,086,234 shares at March 31, 2017, and June 30, 2016	(1,546,611)	(1,546,611)
Accumulated other comprehensive loss	(213,101)	(222,658)

Total stockholders’ equity	1,854,956	1,694,831

Total liabilities and stockholders’ equity	$3,422,563	$3,256,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net revenue	$514,204	$453,879	$1,510,051	$1,320,066
Cost of sales (excluding amortization of acquired intangible assets)	214,490	193,999	632,082	555,058

Gross profit	299,714	259,880	877,969	765,008

Operating expenses:
Selling, general and administrative	137,864	122,901	406,028	352,214
Research and development	35,130	28,109	107,761	84,271
Restructuring expenses (note 17)	7,945	-	12,358	6,914
Litigation settlement expenses (note 18)	-	-	8,500	-
Acquisition related expenses (note 13)	-	-	10,076	-
Amortization of acquired intangible assets	11,378	4,558	34,809	11,294

Total operating expenses	192,317	155,568	579,532	454,693

Income from operations	107,397	104,312	298,437	310,315

Other (loss) income, net:
Interest (expense) income, net	(2,911)	2,131	(7,841)	8,028
Other, net	3,504	2,553	6,525	3,791

Total other (loss) income, net	593	4,684	(1,316)	11,819

Income before income taxes	107,990	108,996	297,121	322,134
Income taxes	20,167	18,205	56,449	52,851

Net income	$87,823	$90,791	$240,672	$269,283

Basic earnings per share	$0.62	$0.65	$1.70	$1.92
Diluted earnings per share (note 2)	$0.62	$0.64	$1.69	$1.90
Dividend declared per share	$0.33	$0.30	$0.99	$0.90
Basic shares outstanding (000’s)	141,714	140,187	141,266	140,140
Diluted shares outstanding (000’s)	142,724	141,232	142,363	141,666

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income	$87,823	$90,791	$240,672	$269,283
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	86,882	80,098	9,557	(7,323)

Comprehensive income (loss)	$174,705	$170,889	$250,229	$261,960

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$240,672	$269,283
Depreciation and amortization	83,989	59,827
Stock-based compensation costs	34,263	34,779
Impairment of cost-method investments	588	750
Changes in fair value of business combination contingent consideration (note 13)	10,076	(154)
Payment of business combination contingent consideration (note 13)	(8,460)	-
Impairment of long-lived assets	-	2,815
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(32,793)	2,798
Inventories	(38,146)	26,012
Prepaid expenses, net deferred income taxes and other current assets	(28,554)	99
Accounts payable, accrued expenses and other	12,105	8,764

Net cash provided by operating activities	273,740	404,973

Cash flows from investing activities:
Purchases of property, plant and equipment	(43,857)	(44,133)
Patent registration costs	(6,980)	(6,891)
Business acquisitions, net of cash acquired	(3,394)	(242,645)
Purchase of investments	(6,464)	(8,215)
Proceeds (Payments) on maturity of foreign currency contracts	10,085	(5,711)

Net cash used in investing activities	(50,610)	(307,595)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	15,255	16,937
Purchases of treasury stock	-	(102,058)
Payment of business combination contingent consideration (note 13)	(11,682)	(1,228)
Proceeds from borrowings, net of borrowing costs	350,000	310,000
Repayment of borrowings	(355,000)	(193,092)
Dividend paid	(139,546)	(126,026)

Net cash used in financing activities	(140,973)	(95,467)

Effect of exchange rate changes on cash	13,719	(665)

Net increase (decrease) in cash and cash equivalents	95,876	1,246
Cash and cash equivalents at beginning of period	731,434	717,249

Cash and cash equivalents at end of period	$827,310	$718,495

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$76,721	$55,679
Interest paid	$20,480	$4,887

Fair value of assets acquired, excluding cash	$5,811	$125,133
Liabilities assumed	(818)	(58,914)
Goodwill on acquisition	(2,436)	189,639
Deferred payments	837	(106)
Fair value of contingent consideration	-	(13,107)

Total cash component of purchase price	$3,394	$242,645

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

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

The condensed consolidated financial statements for the three and nine months ended March 31, 2017 and 2016 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2016.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” which requires an entity to measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this guidance more closely align the measurement of inventory in GAAP with the measurement of inventory in IFRS. The new standard is effective for us beginning in the first quarter of fiscal 2018. We do not expect this updated standard to have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. Under the new guidance, lessees are required to recognize lease assets and liabilities on the balance sheet for leases classified as operating leases under current GAAP. This ASU is effective for the company beginning July 1, 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share-based awards, rather than in additional paid-in capital, in the reporting period in which they occur. This ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this ASU during the fourth quarter of fiscal year 2016 and were required to report the impact as though the ASU had been adopted on July 1, 2015. Accordingly, we recognized additional income tax benefits as an increase to earnings of $2.3 million and $9.9 million for the three and nine month periods ended March 31, 2016, respectively, and we also recognized additional income tax benefits as an increase to operating cash flows of $13.3 million for the nine months ended March 31, 2016.

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

Stock options and restricted stock units of 12,256 and 347,630 for the three months ended March 31, 2017 and 2016, respectively, and stock options and restricted stock units of 415,038 and 255,573 for the nine months ended March 31, 2017 and 2016, respectively were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended March 31, 2017 and 2016 are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Net income	$87,823	$90,791	$240,672	$269,283
Denominator:
Basic weighted-average common shares outstanding	141,714	140,187	141,266	140,140
Effect of dilutive securities:
Stock options and restricted stock units	1,010	1,045	1,097	1,526
Diluted weighted average shares	142,724	141,232	142,363	141,666
Basic earnings per share	$0.62	$0.65	$1.70	$1.92
Diluted earnings per share	$0.62	$0.64	$1.69	$1.90

(3)	Inventories

Inventories were comprised of the following at March 31, 2017 and June 30, 2016 (in thousands):

	March 31, 2017	June 30, 2016
Raw materials	$82,442	$67,121
Work in progress	4,421	3,939
Finished goods	173,007	153,396
Total inventories	$259,870	$224,456

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(4)	Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of March 31, 2017 and June 30, 2016 (in thousands):

	March 31, 2017	June 30, 2016
Machinery and equipment	$223,495	$197,485
Computer equipment	146,445	154,105
Furniture and fixtures	46,463	40,776
Vehicles	7,426	9,060
Clinical, demonstration and rental equipment	82,734	79,641
Leasehold improvements	35,287	33,795
Land	55,141	54,338
Buildings	232,387	229,502
	829,378	798,702
Accumulated depreciation and amortization	(441,966)	(414,426)
Property, plant and equipment, net	$387,412	$384,276

(5)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at March 31, 2017 and June 30, 2016, was $39.7 million and $33.8 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the nine months ended March 31, 2017 and 2016, we recognized $0.6 million and $0.8 million, respectively, of impairment losses related to our cost-method investments. We have determined, after the impairment charges, that the fair values of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the nine months ended March 31, 2017 and 2016 (in thousands):

	Nine Months Ended March 31,
	2017	2016
Balance at the beginning of the period	$33,815	$25,600
Investments	6,464	8,215
Impairment of cost-method investments	(588)	(750)
Balance at the end of the period	$39,691	$33,065

(6)	Goodwill

Changes in the carrying amount of goodwill for nine months ended March 31, 2017, and 2016 were as follows (in thousands):

	Nine Months Ended March 31,
	2017	2016
Balance at the beginning of the period	$1,059,245	$264,261
Business acquisition	(2,436)	189,639
Foreign currency translation adjustments	(6,726)	4,376
Balance at the end of the period	$1,050,083	$458,276

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(7)	Other Intangible Assets

Other intangible assets were comprised of the following as of March 31, 2017 and June 30, 2016 (in thousands):

	March 31, 2017	June 30, 2016
Developed/core product technology	$201,405	$202,050
Accumulated amortization	(83,272)	(63,825)
Developed/core product technology, net	118,133	138,225
Trade names	48,530	47,897
Accumulated amortization	(9,280)	(3,832)
Trade names, net	39,250	44,065
Non-compete agreements	3,132	3,089
Accumulated amortization	(2,152)	(1,899)
Non compete agreements, net	980	1,190
Customer relationships	118,630	118,528
Accumulated amortization	(35,874)	(26,783)
Customer relationships, net	82,756	91,745
In-process research and development	4,100	4,100
Accumulated amortization	-	-
In-process research and development, net	4,100	4,100
Patents	82,502	74,034
Accumulated amortization	(60,317)	(53,551)
Patents, net	22,185	20,483
Total other intangibles, net	$267,404	$299,808

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

(8)	Income Taxes

In accordance with ASC 740 Income Taxes (ASC 740), each interim reporting period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its annual effective tax rate estimated for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, adjusted for discrete taxable events that occur during the interim period.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share-based awards, rather than in additional paid-in capital, in the reporting period in which they occur. This ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this ASU during the fourth quarter of fiscal year 2016 and were required to report the impact as though the ASU had been adopted on July 1, 2015. Accordingly, we recognized additional income tax benefits as an increase to earnings of $2.3 million and $9.9 million for the three and nine month periods ended March 31, 2016, respectively.

Our income tax returns are based on calculations and assumptions subject to audit by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We are currently under audit by the Australian Taxation Office for the tax years 2009 to 2013. Although we do not believe that any material adjustments should result from this audit, the outcome of tax audits cannot be predicted with certainty. If any ongoing tax audits are resolved in a manner not consistent with management’s expectations, the result could be a material adjustment to our provision for income taxes in a future period.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)	Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the nine months ended March 31, 2017 and 2016 are as follows (in thousands):

	Nine Months Ended March 31,
	2017	2016
Balance at the beginning of the period	$15,043	$9,823
Warranty accruals for the period	15,237	9,283
Warranty costs incurred for the period	(10,085)	(6,929)
Foreign currency translation adjustments	(8)	106
Balance at the end of the period	$20,187	$12,283

(10)	Debt

Debt at March 31, 2017 and June 30, 2016 consisted of the following (in thousands):

	March 31, 2017	June 30, 2016
Short-term debt	$-	$300,000
Deferred borrowing costs	-	(562)
Short-term debt, net	-	299,438
Long-term debt	1,170,000	875,000
Deferred borrowing costs	(1,650)	(1,668)
Long-term debt, net	1,168,350	873,332
Total debt	$1,168,350	$1,172,770

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700 million, with an uncommitted option to increase the revolving credit facility by an additional $300 million. On April 4, 2016, in connection with our acquisition of Brightree LLC (“Brightree”), we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700 million to $1 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million, and to make other modifications to provide for the acquisition of Brightree. On January 9, 2017, we entered into a second amendment to our agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increases the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At March 31, 2017, the interest rate that was being charged on the outstanding principal amount was 2.5%. A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25 million sublimit for letters of credit.

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

At March 31, 2017, there was $1,170.0 million outstanding under the revolving credit facility.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Term Loan

On April 4, 2016, in connection with the Brightree acquisition, we also entered into a credit agreement (the “term loan credit agreement”) providing a $300 million senior unsecured one-year term loan credit facility. The proceeds from the funding of the term loan credit facility were used to pay a portion of the acquisition consideration for the Brightree acquisition, as well as to pay fees and expenses in connection with the acquisition, the amendment to the revolving credit agreement and the term loan credit agreement. \On March 30, 2017 we drew down $300 million from the revolving credit facility to pay off all outstanding amounts under the term loan credit facility, in advance of the scheduled termination of the term loan credit facility on April 3, 2017.

(11)	Stock-Based Employee Compensation

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

We estimate the fair value stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Stock options:
Weighted average grant date fair value	$12.38	$11.61	$10.82	$12.18
Weighted average risk-free interest rate	1.47%	1.29%	1.65%	1.66%
Expected option life in years	4.9	4.9	4.9	4.9
Dividend yield	2.02%	2.09%	2.02% - 2.28%	2.06% - 2.09%
Expected volatility	25%	27%	25%	27%
ESPP purchase rights:
Weighted average grant date fair value	$12.23	$13.78	$12.08	$13.88
Weighted average risk-free interest rate	0.5%	0.2%	0.4%	0.2%
Expected option life in years	6 months	6 months	6 months	6 months
Dividend yield	2.27%	2.06%	2.21%	1.99% - 2.06%
Expected volatility	23%	32%	23%	31% - 32%

During the nine months ended March 31, 2017 and 2016, we granted 239,605 and 208,000 performance restricted stock units (“PRSUs”), respectively. The PRSUs contain a market condition that makes the number of PRSUs ultimately realizable, dependent on relative total stockholder return over a three-year period, up to a maximum number of shares of common stock to be issued under the award of 200% of the original grant. The weighted average fair value of PRSUs granted during the nine months ended March 31, 2017 and 2016 was estimated at $51.44 and $53.11 per PRSU, respectively, using a Monte-Carlo simulation valuation model.

(12)	Stockholders’ Equity

Common Stock. Since the inception of our share repurchase programs and through March 31, 2017, we have repurchased a total of 41.1 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the nine months ended March 31, 2017. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At March 31, 2017, 13.6 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock. In April 1997, the board of directors designated 2.0 million shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at March 31, 2017 and June 30, 2016.

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 43.7 million shares. The number of securities remaining available for future issuance under the 2009 Plan at March 31, 2017 is 11.6 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, that may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring, when up to 4.5 million shares of our common stock may be granted).

At March 31, 2017, there were $81.7 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.5 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at March 31, 2017 was $183.1 million and $37.9 million, respectively. The aggregate intrinsic value of the options exercised during the nine months ended March 31, 2017 and 2016, was $19.9 million and $36.8 million, respectively.

The following table summarizes option activity during the nine months ended March 31, 2017:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,924,229	$38.70	3.2
Granted	306,273	58.11
Exercised	(542,739)	30.00
Forfeited	-	-
Outstanding at end of period	1,687,763	$45.02	3.8
Exercise price of granted options	$58.11
Options exercisable at end of period	1,167,195	$39.46

The following table summarizes the activity of restricted stock units during the nine months ended March 31, 2017:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,861,510	$50.52	1.4
Granted	855,550	54.45
Vested	(573,695)	47.68
Expired	(178,376)	50.08
Forfeited	(52,756)	50.34
Outstanding at end of period	1,912,233	$53.19	1.8

Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At March 31, 2017, the number of shares remaining available for future issuance under the ESPP is 1.0 million shares.

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

The following table summarizes our financial assets and liabilities, at March 31, 2017 and June 30, 2016, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at March 31, 2017
Foreign currency hedging instruments, net	$-	$5,664	$-	$5,664
Business acquisition contingent consideration	$-	$-	$(356)	$(356)
Balances at June 30, 2016
Foreign currency hedging instruments, net	$-	$4,185	$-	$4,185
Business acquisition contingent consideration	$-	$-	$(10,450)	$(10,450)

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

During the nine months ended March 31, 2017 we recognized a charge of $10.1 million representing additional contingent consideration associated with the acquisition of Curative Medical Technology Inc. (“Curative Medical”), following the achievement of performance milestones under the purchase agreement which exceeded our earlier expectations.

The following is a reconciliation of changes in the fair value of contingent consideration for the nine months ended March 31, 2017 and 2016 (in thousands):

	Nine Months Ended March 31,
	2017	2016
Balance at the beginning of the period	$(10,450)	$(1,584)
Acquisition date fair value of contingent consideration	-	(13,107)
Changes in fair value included in operating income	(10,076)	154
Payments	20,142	1,228
Foreign currency translation adjustments	28	(48)
Balance at the end of the period	$(356)	$(13,357)

We did not have any significant non-financial assets or liabilities measured at fair value on March 31, 2017 or June 30, 2016.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(14)	Legal Actions and Contingencies

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

Contingent Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, and within certain limits, we are liable to the leasing companies in the event of a customer default for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold with recourse during the nine months ended March 31, 2017 and 2016, amounted to $67.5 million and $49.6 million, respectively. The maximum potential amounts of contingent liability under these arrangements at March 31, 2017 and June 30, 2016 were $22.6 million, and $12.9 million, respectively. The recourse liability recognized by us at March 31, 2017 and June 30, 2016, in relation to these arrangements was $1.1 million and $0.7 million, respectively.

(15)	Derivative Instruments and Hedging Activities

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

We held foreign currency instruments with notional amounts totaling $726.0 million and $612.2 million at March 31, 2017 and June 30, 2016, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to December 31, 2019.

The following table summarizes the amount and location of our derivative financial instruments as of March 31, 2017 and June 30, 2016 (in thousands):

	March 31, 2017	June 30, 2016	Balance Sheet Caption
Foreign currency hedging instruments	$3,800	$2,346	Other assets - current
Foreign currency hedging instruments	3,897	2,082	Other assets - non current
Foreign currency hedging instruments	(2,033)	(243)	Accrued expenses
	$5,664	$4,185

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the nine months ended March 31, 2017 and 2016, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Nine Months Ended March 31,
	2017	2016
Foreign currency hedging instruments	$11,412	$(1,095)	Other, net
Other foreign-currency-denominated transactions	(4,254)	4,837	Other, net
	$7,158	$3,742

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(16)	Business Combinations

Brightree

On April 4, 2016 we completed the acquisition of Brightree LLC (“Brightree”), a provider of cloud-based clinical and business management software for the post-acute care industry, for a total purchase consideration paid of $803.9 million. This acquisition has been accounted for as a business combination using purchase accounting and included in our consolidated financial statements from April 4, 2016. The acquisition was funded through cash on-hand, funds available from our revolving credit facility and a new $300 million senior unsecured one-year term loan credit facility.

We completed the purchase price allocation in relation to this acquisition during the quarter ended March 31, 2017. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of these acquisitions, which is deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future. The fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired, are as follows (in thousands):

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

On January 29, 2016 we completed the acquisition of 100% of the shares in Inova Labs Inc., a medical device company specializing in the development and commercialization of innovative oxygen therapy products.

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	All Other	Intangible assets - useful life
Current assets	$52,479
Property, plant and equipment	5,294
Tradenames	17,400	4 - 7 years
Non-compete	1,400	5 years
Developed technology	21,100	5 years
Customer relationships	37,902	5 to 8 years
Goodwill	190,665
Assets acquired	$326,240

Current liabilities	(21,441)
Debt assumed	(21,201)
Deferred revenue	(4,283)
Deferred tax liabilities	(19,655)
Total liabilities assumed	$(66,580)
Net assets acquired	$259,660

(17)	Restructuring Expenses

During the three months ended March 31, 2017 we recognized restructuring expenses of $7.9 million associated with the closure of our Paris manufacturing activities. The restructure cost consisted primarily of severance payments to employees and site closure costs. The restructure was substantially completed by March 31, 2017. No restructuring expense was recognized in the three months ended March 31, 2016.

During the nine months ended March 31, 2017 we recognized restructuring expenses of $12.4 million associated with the closure of our Paris manufacturing activities and reorganization of our global research and development activities. The restructure expenses consisted primarily of severance payments to employees, site closure costs and associated project cancellation costs.

During the nine months ended March 31, 2016 we incurred restructuring expenses of $6.9 million associated with rationalizing our European research and development operations and manufacturing facilities. The restructure cost consisted primarily of severance payments and an asset write-down of a legacy manufacturing facility.

(18)	Litigation Settlement Expenses

During the nine months ended March 31, 2017 we recognized litigation settlement expenses of $8.5 million associated with an agreement with Chinese manufacturer, BMC Medical, and its U.S. distributor, 3B, to settle all outstanding disputes.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and nine months ended March 31, 2017. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes, included in this report.

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

Since the development of continuous positive airway pressure therapy, we have expanded our business by developing or acquiring a number of products and solutions for a broader range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, dental devices, portable oxygen concentrators and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of SDB and respiratory conditions like chronic obstructive pulmonary disease as significant health concerns. During the three months ended March 31, 2017, we invested $35.1 million on research and development activities with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs.

During the three months ended March 31, 2017, our net revenue increased by 13% compared to the three months ended March 31, 2016. Gross margin was 58.3% for the three months ended March 31, 2017 compared to 57.3% for the three months ended March 31, 2016. Diluted earnings per share for the three months ended March 31, 2017 was $0.62 per share, compared to $0.64 per share for the three months ended March 31, 2016.

At March 31, 2017, our cash and cash equivalents totaled $827.3 million, our total assets were $3.4 billion and our stockholders’ equity was $1.9 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue for the three months ended March 31, 2017 increased to $514.2 million from $453.9 million for the three months ended March 31, 2016, an increase of $60.3 million or 13% (a 14% increase on a constant currency basis). Net revenue for the three months ended March 31, 2017 includes revenue of $35.0 million from Brightree’s operations. Excluding revenue attributable to Brightree, net revenue for the three months ended March 31, 2017 was $479.2 million, an increase of $25.3 million or 6% compared to the three months ended March 31, 2016 (a 7% increase on a constant currency basis). The increase in net revenue was attributable to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $4.8 million for the three months ended March 31, 2017.

Net revenue in North and Latin America for the three months ended March 31, 2017 increased to $332.1 million from $282.2 million for the three months ended March 31, 2016, an increase of $49.9 million or 18%. Excluding revenue attributable to Brightree, net revenue in North and Latin America for the three months ended March 31, 2017 was $297.1 million, an increase of $14.9 million or 5%. The increase in net revenue in North and Latin America, excluding revenue attributable to Brightree, is primarily due to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue in markets outside North and Latin America increased for the three months ended March 31, 2017 to $182.1 million from $171.7 million for the three months ended March 31, 2016, an increase of $10.4 million or 6% (a 9% increase on a constant currency basis). The constant currency increase in sales outside North and Latin America predominantly reflects an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue from devices for the three months ended March 31, 2017 increased to $281.1 million from $269.9 million for the three months ended March 31, 2016, an increase of 4%, including an increase of 3% in North and Latin America and an increase of 5% outside North and Latin America (an 8% increase on a constant currency basis). Net revenue from masks and other accessories for the three months ended March 31, 2017 increased to $198.1 million from $184.0 million for the three months ended March 31, 2016, an increase of 8%, including an increase of 8% in North and Latin America and an increase of 8% outside North and Latin America (a 12% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended March 31, 2017 increased by 5%, and masks and accessories sales increased by 9%, compared to the three months ended March 31, 2016.

The following table summarizes the percentage movements in our net revenue, excluding revenue attributable to Brightree, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	The Americas	Markets outside the Americas	Total	Markets outside the Americas (Constant Currency)*	Total (Constant Currency)*
Devices	3%	5%	4%	8%	5%
Masks and other accessories	8%	8%	8%	12%	9%
Total	5%	6%	6%	9%	7%

*	Constant currency numbers exclude the impact of movements in international currencies.

Net revenue for the nine months ended March 31, 2017, was $1,510.1 million, compared to $1,320.1 million for the nine months ended March 31, 2016, an increase of 14%. Movements in international currencies against the U.S. dollar unfavorably impacted net revenue by approximately $11.8 million during the nine months ended March 31, 2017. Excluding the impact of unfavorable currency movements, total revenue for the nine months ended March 31, 2017 increased by 15% compared to the nine months ended March 31, 2016. For the nine months ended March 31, 2017, revenue from sales of devices increased by 9% compared to the nine months ended March 31, 2016, comprised of an increase of 9% in North and Latin America and a 10% increase elsewhere (a 12% increase in constant currency terms). For the nine months ended March 31, 2017, revenue from masks and other accessories increased by 3% compared to the nine months ended March 31, 2016, comprised of a 4% increase in North and Latin America and a 0% decrease elsewhere (a 4% increase in constant currency terms).

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the percentage movements in our net revenue, excluding revenue attributable to Brightree, for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016:

	The Americas	Markets outside the Americas	Total	Markets outside the Americas (Constant Currency)*	Total (Constant Currency)*
Devices	9%	10%	9%	12%	10%
Masks and other accessories	4%	0%	3%	4%	4%
Total	6%	7%	7%	9%	8%

*	Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended March 31, 2017 to $299.7 million from $259.9 million for the three months ended March 31, 2016, an increase of $39.8 million or 15%. Gross profit as a percentage of net revenue for the three months ended March 31, 2017 was 58.3% compared to 57.3% for the three months ended March 31, 2016.

Gross profit increased for the nine months ended March 31, 2017 to $878.0 million from $765.0 million for the nine months ended March 31, 2016, an increase of $113.0 million or 15%. Gross profit as a percentage of net revenue for the nine months ended March 31, 2017 increased to 58.1% from 58.0% for the nine months ended March 31, 2016.

The increase in gross margin was due primarily to manufacturing and procurement efficiencies, and an incremental contribution from the Brightree acquisition, partly offset by declines in our average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2017 to $137.9 million from $122.9 million for the three months ended March 31, 2016, an increase of $15.0 million or 12%. Selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $0.4 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended March 31, 2017 increased by 12% compared to the three months ended March 31, 2016. Excluding the incremental selling, general and administrative expenses attributed to our recent acquisitions, selling, general and administrative for the quarter increased by 9% in constant currency terms. Selling, general and administrative expenses, as a percentage of net revenue, were 26.8% for the three months ended March 31, 2017, compared to 27.1% for the three months ended March 31, 2016.

Selling, general and administrative expenses increased for the nine months ended March 31, 2017 to $406.0 million from $352.2 million for the nine months ended March 31, 2016, an increase of $53.8 million or 15%. The selling, general and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $0.1 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the nine months ended March 31, 2017 increased by 15% compared to the nine months ended March 31, 2016. Selling, general and administrative expenses, as a percentage of net revenue, were 26.9% for the nine months ended March 31, 2017, compared to 26.7% for the nine months ended March 31, 2016.

The constant currency increase in selling, general and administrative expenses was primarily due to additional expenses associated with the consolidation of recent acquisitions, an increase in marketing expenses associated with product launches, an increase in the number of personnel to support our commercial activities and increased legal expenses.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2017 to $35.1 million from $28.1 million for the three months ended March 31, 2016, an increase of $7.0 million, or 25%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $1.2 million for the three months ended March 31, 2017, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 21% compared to the three months ended March 31, 2016. Excluding the incremental research and development expenses attributed to our recent acquisitions, research and development expenses for the quarter increased by 5% in constant currency terms. Research and development expenses, as a percentage of net revenue, were 6.8% for the three months ended March 31, 2017, compared to 6.2% for the three months ended March 31, 2016.

Research and development expenses increased for the nine months ended March 31, 2017 to $107.8 million from $84.3 million for the nine months ended March 31, 2016, an increase of $23.5 million or 28%. The research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $3.7 million for the nine months ended March 31, 2017, as reported in U.S. dollars. Excluding the impact of foreign currency movements, our

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

research and development expenses increased by 24% compared to the nine months ended March 31, 2016. Research and development expenses, as a percentage of net revenue, were 7.1% for the nine months ended March 31, 2017, compared to 6.4% for the nine months ended March 31, 2016. Excluding the incremental research and development expenses attributed to our recent acquisitions, research and development expenses for the quarter increased by 8% in constant currency terms.

The increase in research and development expenses in constant currency terms was primarily due to additional expenses associated with the consolidation of recent acquisitions, an increase in the number of research and development personnel and increases in materials and tooling costs incurred to facilitate development of new products.

Restructuring Expenses

During the three months ended March 31, 2017, we recognized restructuring expenses of $7.9 million associated with the closure of our Paris manufacturing activities. The restructure cost consisted primarily of severance payments to employees and site closure costs. No restructuring expense was recognized in the three months ended March 31, 2016.

During the nine months ended March 31, 2017 we recognized restructuring expenses of $12.4 million associated with the reorganization of our Paris manufacturing activities and global research and development activities. The restructure cost consisted primarily of severance payments to employees in our German and Paris facilities, associated project cancellation costs and site closure costs. During the nine months ended March 31, 2016 we incurred restructuring expenses of $6.9 million associated with rationalizing our European research and development operations and manufacturing facilities. The restructure cost consisted primarily of severance payments and an asset write-down of a legacy manufacturing facility.

Litigation Settlement Expenses

During the nine months ended March 31, 2017 we recognized litigation settlement expenses of $8.5 million associated with an agreement with Chinese manufacturer, BMC Medical, and its U.S. distributor, 3B to settle all outstanding disputes.

Acquisition-Related Expenses

During the nine months ended March 31, 2017 we recognized a charge of $10.1 million representing additional contingent consideration associated with the acquisition of Curative Medical, following the achievement of performance milestones under the purchase agreement, which exceeded our earlier expectations.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended March 31, 2017 totaled $11.4 million and $34.8 million, respectively, compared to $4.6 million and $11.3 million for the three and nine months ended March 31, 2016. The increase in amortization expense was attributable to our recent acquisitions, in particular Brightree, Curative Medical and Inova Labs.

Total Other (Loss) Income, Net

Total other (loss) income, net for the three and nine months ended March 31, 2017 was income of $0.6 million and loss of $1.3 million, respectively compared to an income of $4.7 million and $11.8 million, for the three and nine months ended March 31, 2016. The loss was attributable to an increase in interest expense due to higher borrowings and lower interest income resulting from lower interest rates on cash balances held, which were partially offset by foreign currency gains.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

Our effective income tax rate for the three months ended March 31, 2017 was 18.7% as compared to 16.7% for the three months ended March 31, 2016. Our effective income tax rate for the nine months ended March 31, 2017 was approximately 19.0% as compared to approximately 16.4% for the nine months ended March 31, 2016. Our effective tax rate was impacted by tax benefits related to the vesting or settlement of employee share-based awards, which reduced our income tax expenses by $1.4 million and $3.9 million, respectively, for the three and nine months ended March 31, 2017 as compared to $2.3 million and $9.9 million, respectively, for the three and nine months ended March 31, 2016. Our effective income tax rate was also affected by the geographic mix of our taxable income. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. As of March 31, 2017, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend these earnings to be permanently reinvested outside the United States.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended March 31, 2017 was $87.8 million compared to net income of $90.8 million for the three months ended March 31, 2016, a decrease of 3% over the three months ended March 31, 2016. Our net income for the nine months ended March 31, 2017 was $240.7 million compared to net income of $269.3 million for the nine months ended March 31, 2016, a decrease of 11% over the nine months ended March 31, 2016.

Our diluted earnings per share for the three and nine months ended March 31, 2017 were $0.62 and $1.69 per diluted share, respectively, compared to $0.64 and $1.90 for the three and nine months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017 and June 30, 2016, we had cash and cash equivalents of $827.3 million and $731.4 million, respectively. Working capital was $1,269.1 million and $781.7 million, at March 31, 2017 and June 30, 2016, respectively.

As of March 31, 2017 and June 30, 2016, our cash and cash equivalent balances held within the United States amounted to $30.9 million and $40.9 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2017 and June 30, 2016, of $796.4 million and $690.5 million, respectively, were held by our non-U.S. subsidiaries and would be subject to tax if repatriated. If these funds were needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, we intend to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. Our cash and cash equivalent balances are held at highly rated financial institutions.

Inventories at March 31, 2017 were $259.9 million, an increase of $35.4 million or 16% from the June 30, 2016 balance of $224.5 million. The increase in inventories was mainly to support the increase in unit sales.

Accounts receivable at March 31, 2017 were $413.6 million, an increase of $31.5 million or 8% compared to the June 30, 2016 balance of $382.1 million. Accounts receivable days outstanding of 70 days at March 31, 2017 were higher than the 63 days at June 30, 2016. Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2017 was 2.9%, compared to 3.2% at June 30, 2016.

During the nine months ended March 31, 2017, we generated cash of $273.7 million from operations compared to $405.0 million for the nine months ended March 31, 2016. The lower level of cash generated from operations during the nine months ended March 31, 2017, was primarily driven by the increase in our inventories, increase in accounts receivable and the timing of our corporate income tax payments. Movements in foreign currency exchange rates during the nine months ended March 31, 2017 had the effect of decreasing our cash and cash equivalents by $13.7 million, as reported in U.S. dollars. We have temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the nine months ended March 31, 2017. During the nine months ended March 31, 2017 and 2016, we also paid dividends totaling $139.5 million and $126.0 million, respectively.

Capital expenditures for the nine months ended March 31, 2017 and 2016 amounted to $43.9 million and $44.1 million, respectively. The capital expenditures for the nine months ended March 31, 2017 primarily reflected investment in computer hardware and software, production tooling, equipment and machinery, and rental and loan equipment. At March 31, 2017, our balance sheet reflects net property, plant and equipment of $387.4 million compared to $384.3 million at June 30, 2016.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Details of contractual obligations at March 31, 2017 are as follows:

		Payments Due by March 31,
In $000’s	Total	2018	2019	2020	2021	2022	Thereafter
Long Term Debt	$1,170,000	-	$1,170,000	$-	$-	$-	$-
Interest on Long Term Debt	53,792	29,341	24,451	-	-	-	-
Operating Leases	63,621	18,893	15,977	9,834	5,538	4,575	8,804
Capital Leases	567	274	161	132	-	-	-
Purchase Obligations	163,014	163,014	-	-	-	-	-
Total	$1,450,994	$211,522	$1,210,589	$9,966	$5,538	$4,575	$8,804

Details of other commercial commitments at March 31, 2017 are as follows:
		Amount of Commitment Expiration Per Period
In $000’s	Total	2018	2019	2020	2021	2022	Thereafter
Standby Letter of Credit	$9,816	$1,880	$6,883	$-	$-	$-	$1,053
Guarantees*	12,250	10	1,155	-	67	20	10,998
Total	$22,066	$1,890	$8,038	$-	$67	$20	$12,051

*

The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700 million, with an uncommitted option to increase the revolving credit facility by an additional $300 million. On April 4, 2016, in connection with our acquisition of Brightree LLC (“Brightree”), we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700 million to $1 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million, and to make other modifications to provide for the acquisition of Brightree. On January 9, 2017, we entered into a second amendment to our agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increases the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At March 31, 2017, the interest rate that was being charged on the outstanding principal amount was 2.5%. A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25 million sublimit for letters of credit.

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

At March 31, 2017, we were in compliance with the debt covenants under the revolving credit agreement and there was $1,170.0 million outstanding under the revolving credit facility.

Term Loan

On April 4, 2016, in connection with the Brightree acquisition, we also entered into a credit agreement (the “term loan credit agreement”) providing a $300 million senior unsecured one-year term loan credit facility. On March 30, 2017 we drew down $300 million from the revolving credit facility to pay off all outstanding amounts under the term loan credit facility, in advance of the scheduled termination of the term loan credit facility on April 3, 2017.

We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Common Stock

We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the nine months ended March 31, 2017. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. During the nine months ended March 31, 2016, we repurchased 1.9 million shares at a cost of $102.1 million.

As of March 31, 2017, we have repurchased a total of 41.1 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. At March 31, 2017, 13.6 million additional shares can be repurchased under the current share repurchase program.

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

Recently Issued Accounting Pronouncements

See note 1 to the unaudited condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2017, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated balances by legal entity functional currency as of March 31, 2017 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Singapore Dollar (SGD)	Canadian Dollar (CAD)	Great Britain Pound (GBP)	Chinese Yuan (CNY)
AUD Functional:
Assets	-	343,165	168,778	-	-	-	17,930
Liabilities	-	(43,544)	(77,141)	(9)	(625)	(6,211)	(663)
Forward Contracts	-	(302,000)	(89,750)	-	-	10,028	(17,422)
Net Total	-	(2,379)	1,887	(9)	(625)	3,817	(155)
USD Functional:
Assets	-	-	-	-	15,347	-	-
Liability	-	-	(1)	-	(1,613)	-	-
Forward Contracts	-	-	-	-	(11,289)	-	-
Net Total	-	-	(1)	-	2,445	-	-
EURO Functional:
Assets	144	662	-	-	-	2,675	-
Liability	(3)	(1,369)	-	-	-	366	-
Forward Contracts	-	-	-	-	-	(3,761)	-
Net Total	141	(707)	-	-	-	(720)	-
GBP Functional:
Assets	-	679	76,464	-	-	-	-
Liability	-	(17)	(72,990)	-	-	-	-
Forward Contracts	-	-	-	-	-	-	-
Net Total	-	662	3,474	-	-	-	-
SGD Functional:
Assets	1,085	304,583	81,465	-	-	-	480
Liability	(2,630)	(148,700)	(35,318)	-	-	2	-
Forward Contracts	-	(168,000)	(44,875)	-	-	-	-
Net Total	(1,545)	(12,117)	1,272	-	-	2	480

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at March 31, 2017. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Year 3	Total	December 31, 2016	June 30, 2016
Receive AUD/Pay USD
Contract amount	302,000	-	-	302,000	(1,532)	1,262
Ave. contractual exchange rate	AUD 1 = USD 0.7678			AUD 1 = USD 0.7678
Receive AUD/Pay Euro
Contract amount	111,120	42,740	10,680	164,540	5,332	2,325
Ave. contractual exchange rate	AUD 1 = Euro 0.7061	AUD 1 = Euro 0.6601	AUD 1 = Euro 0.6600	AUD 1 = Euro 0.6905
Receive SGD/Pay Euro
Contract amount	44,875	-	-	44,875	546	35
Ave. contractual exchange rate	SGD 1 = Euro 0.6600			SGD 1 = Euro 0.6600
Receive SGD/Pay USD
Contract amount	168,000	-	-	168,000	578	792
Ave. contractual exchange rate	SGD 1 = USD 0.7138			SGD 1 = USD 0.7138
Receive GBP/Pay AUD
Contract amount	10,028	-	-	10,028	191	(120)
Ave. contractual exchange rate	AUD 1 = GBP 0.6209			AUD 1 = GBP 0.6209
Receive EUR/Pay GBP
Contract amount	3,761	-	-	3,761	(87)	11
Ave. contractual exchange rate	EUR 1 = GBP 0.8725			EUR 1 = GBP 0.8725
Receive AUD/Pay CNY
Contract amount	17,422	-	-	17,422	182	(24)
Ave. contractual exchange rate	AUD 1 = CNY 5.2267			AUD 1 = CNY 5.2267
Receive AUD/Pay MYR
Contract amount	4,070	-	-	4,070	229	-
Ave. contractual exchange rate	AUD 1 = MYR 3.2040			AUD 1 = MYR 3.2040
Receive USD/Pay CAD
Contract amount	11,289	-	-	11,289	225	(96)
Ave. contractual exchange rate	USD 1 = CAD 1.3028			USD 1 = CAD 1.3028

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At March 31, 2017, we held cash and cash equivalents of $827.3 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At March 31, 2017, our total borrowings were a revolving credit balance of $1,170.0 million, which is subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended March 31, 2017, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

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

BMC and 3B litigation. ResMed was engaged in disputes with Chinese manufacturer BMC Medical Co., Ltd and its US distributor, 3B Medical, Inc. in several global forums. In 2013, we filed actions in the US and Germany against BMC and 3B to stop the infringement of several ResMed patents.

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

Administrative subpoena. In July 2016, we received a federal administrative subpoena from the Office of Inspector General (“OIG”) of the Department of Health and Human Services. The subpoena contains a request for documents and other materials that relate primarily to industry offerings of patient resupply software to home medical equipment providers. In November 2016, we received a second subpoena, requesting documents and other materials regarding other promotional programs. We are cooperating with the OIG’s requests for documents and information.

Fisher & Paykel Healthcare patent litigation. ResMed and Fisher & Paykel Healthcare are engaged in patent disputes in several global forums.

In August 2016, Fisher & Paykel HealthCare sued ResMed for patent infringement in US District Court for the Southern District of California, accusing ResMed’s Air 10 flow generators, ClimateLine heated tubing, and the Swift FX and Swift LT masks of infringing Fisher & Paykel patents. ResMed denied infringement, has asserted that the patents are invalid, and filed counterclaims for patent infringement against Fisher & Paykel’s Simplus, Eson and Eson 2 masks. The case is stayed, pending resolution of validity proceedings filed by both parties in the US Patent and Trademark Office. In August 2016, ResMed requested, and the US International Trade Commission later instituted, an investigation of patent infringement against the same Fisher & Paykel masks. That investigation is scheduled for trial in May 2017.

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

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2016 which was filed with the SEC and describe the various risks and uncertainties to which we are or may become subject. As of March 31, 2017, there have been no further material changes to such risk factors.

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

We have temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the nine months ended March 31, 2017. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.1 million shares at a total cost of $1.5 billion.

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

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 27, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

April 27, 2017

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)