Form 10-K
period 2017-06-30
RESMED INC
filed 2017-08-04
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ x ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [ x ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ x ]    Accelerated filer [   ]    Non-accelerated filer [   ]    Smaller reporting company [   ]     Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was $8,675,392,803. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.

At July 28, 2017, registrant had 142,209,115 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 41,086,234 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2017 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

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

We employ approximately 6,000 people and sell our products in approximately 120 countries through a combination of wholly owned subsidiaries and independent distributors.

Our web site address is www.resmed.com. We make our periodic reports, together with any amendments, available on our website, free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission, or SEC. Information contained on the website is not part of or incorporated into this annual report.

Corporate History

ResMed Inc., a Delaware corporation, was formed in March 1994 as the ultimate holding company for our operating subsidiaries. In June 1995, we completed an initial public offering of common stock and our common stock began trading on the NASDAQ National Market. In September 1999, we transferred our principal listing to the New York Stock Exchange, or NYSE, trading under the ticker symbol “RMD”. In November 1999, we established a secondary listing of our common stock via Chess Depositary Instruments, or CDIs, on the Australian Stock Exchange (now known as the Australian Securities Exchange), or ASX, also under the symbol “RMD”. Ten CDIs on the ASX represent one share of our common stock on the NYSE.

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

Since formation we have acquired a number of businesses, including distributors, suppliers, developers of medical equipment and related technologies and software solutions providers.

Segment Information

We have determined that we predominantly operate in a single operating segment, which is the sleep and respiratory disorders sector of the medical device industry. Due to the acquisition of Brightree LLC in April 2016, our operations now include the supply of business management software and services to medical equipment and home health providers. However, these operations, both in terms of revenue and profit, are not material to our global operations and have not been separately reported. See Note 15 – Segment Information of the Notes to Financial Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the Notes to our consolidated financial statements.

The Market

We are focused on the sleep and related respiratory care markets, both of which we believe are globally underpenetrated markets, and where we believe our products can improve patient outcomes, create efficiencies for our customers, help physicians and providers better manage chronic disease and reduce overall healthcare system costs.

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

While OSA has been diagnosed in a broad cross-section of the population, until recently, it has typically been diagnosed among middle-aged men who are obese. However, we believe the importance of OSA in women is increasingly being recognized, with nearly 40% of new PAP patients being female. A strong association has been discovered between OSA and a number of cardiovascular and metabolic diseases. Studies have shown that SDB is present in approximately 83% of patients with drug-resistant hypertension, approximately 72% of patients with type 2 diabetes, approximately 77% of patients with obesity and approximately 76% of patients with chronic heart failure.

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

Generally, an individual seeking treatment for the symptoms of OSA is referred by a general practitioner to a sleep specialist for further evaluation. The diagnosis of OSA typically requires monitoring the patient during sleep at either a sleep clinic or the patient’s home. During overnight testing, respiratory parameters and sleep patterns may be monitored, along with other vital signs such as heart rate and blood oxygen levels. Simpler tests, using devices such as our Apnealink Air, or our automatic positive airway pressure devices, monitor airflow during sleep, and use computer programs to analyze airflow patterns. These tests allow sleep clinicians to detect any sleep disturbances such as apneas, hypopneas or subconscious awakenings.

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

A variety of devices are marketed for the treatment of OSA. Most are only partially effective, but CPAP is a reliable treatment for all severities of OSA and is considered first-line therapy. Use of mandibular advancement devices is increasing as a second-line option in patients unable to use CPAP or those with mild OSA. These devices cause the mandible and tongue to be pulled forward and improve the dimensions of the upper airway. CPAP is a non-invasive means of treating OSA. CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the past Chairman of our Medical Advisory Board and was commercialized for treatment of OSA in the United States in the mid-1980s. During CPAP treatment, a patient sleeps with a nasal interface connected to a small portable air device that delivers room air at a positive pressure. The patient breathes in air from the device and breathes out through an exhaust port in the interface. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed. Interfaces include nasal masks and nasal pillows. Sometimes, when a patient leaks air through their mouth, a full-face mask may need to be used, rather than a nasal interface.

CPAP is not a cure and, therefore, must be used on a nightly basis as long as treatment is required. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. In more recent years, product innovations to improve patient comfort and compliance have been developed. These include more comfortable patient interface systems; delay timers that gradually raise air pressure allowing the patient to fall asleep more easily; bilevel air devices, including Variable Positive Airway Pressure, or VPAP systems, which provide different air pressures for inhalation and exhalation; heated humidification systems to make the airflow more comfortable; and autotitration devices that reduce the average pressure delivered during the night.

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

Our products cover patients ranging from those who only require therapy from CPAP or VPAP systems at night, through to those who are dependent on non-invasive or invasive ventilation for life-support and those who require long-term oxygen therapy. Our devices are predominantly used in the home, and to a lesser extent in general hospital wards and respiratory wards. We supply CPAP and VPAP systems, non-invasive and invasive ventilators, humidifiers and accessories, including masks and tubing. We also offer stationary and portable battery powered oxygen concentrators for the administration of long-term oxygen therapy in the home as well as data management systems designed to improve the management of patients.

Chronic Obstructive Pulmonary Disease.    COPD encompasses a group of lung diseases defined by persistent airflow limitation, prolongation of exhalation and loss of elasticity in the lungs. It is a progressive and debilitating disease and is associated with an increased inflammatory response in the airways to noxious gases or particles. Symptoms encountered with COPD include shortness of breath on exertion as well as chronic cough and sputum production. COPD includes diseases such as emphysema and chronic bronchitis. A recent study based on recent epidemiology data estimates that there are approximately 380 million people worldwide who suffer from COPD.

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

Home non-invasive ventilation has the potential to reduce healthcare costs associated with the management of patients with severe COPD by significantly increasing the time between hospital readmissions.

Overlap Syndrome.    In patients with Overlap Syndrome, CPAP has been shown to provide benefits in relation to reducing mortality, decreasing hospitalizations and improving lung function and gas exchange. Non-invasive ventilation, or NIV, has been demonstrated to improve outcomes in patients with acute exacerbations of COPD through its ability to improve respiratory acidosis and decrease dyspnea and work of breathing. It may also increase survival rates and reduce length of hospital stays, as well as reducing and complication rates of factors such as ventilator-associated pneumonia. In patients with stable COPD the advantages of home NIV are less clear but clinical studies have shown improvements in dyspnea scores and health-related quality of life measures and reductions in hospital readmissions and intensive care stays.

Long-term oxygen therapy, or LTOT, is indicated in chronic respiratory failure patients. The administration of LTOT has been shown to increase survival rates in patients with severe resting hypoxemia. In hypoxemic COPD patients, LTOT is associated with a lower mortality compared to nocturnal oxygen therapy alone and improved health-related quality of life measures. In long-term COPD survivors with a history of congestive heart failure, LTOT is associated with a slowing of respiratory failure progression.

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

Business Strategy

We believe that the SDB and respiratory care markets will continue to grow in the future due to a number of factors, including increasing awareness of OSA, CSA and COPD, improved understanding of the role of SDB treatment in the management of cardiac, neurologic, metabolic and related disorders, improved understanding of the role of non-invasive ventilation in the management of COPD, and an increase in the use of digital and product technology to improve patient outcomes and create efficiencies for customers and providers. Our strategy for expanding our business operations and capitalizing on the growth of the SDB and respiratory care markets consists of the following key elements:

•

Continue Product Development and Innovation.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to treat SDB more effectively, increase patient comfort and encourage compliance with prescribed therapy. In 2016, we introduced a number of new software solutions including our ResMed Resupply, GoScripts and new features and enhancements within our cloud-based software offerings. Through our acquisition of Brightree, we also acquired a suite of software-as-a-service solutions for U.S. based distributor and home health and hospice customers. In addition, through our acquisitions of Inova Labs and Curative Medical we acquired the Inova Labs range of POCs and a portfolio of Curative Medical SDB and ventilation products. We believe that the combination of continued product development, product and technology acquisitions and innovation are key factors to our ongoing success. In 2017, we have continued to introduce new, innovative products and solutions including AirFit™ N20 nasal and F20 full face masks with an InfinitySeal silicone cushion, AirMini™, the world’s smallest CPAP, AirTouch™ F20 full face mask with Ultrasoft™ memory foam and new integrations and enhancements of AirView and Brightree software, including AirView™ Action Groups. Approximately 14% of our employees are devoted to research and development activities. In fiscal year 2017, we invested $144.5 million, or approximately 7.0% of our net revenues, in research and development.

•

Expand Geographic Presence.    We market our products in more than 120 countries to sleep clinics, home healthcare dealers, patients and third-party payors. We intend to increase our sales and marketing efforts in our principal markets, as well as expand the depth of our presence in other high-growth geographic regions. In 2016, we acquired Curative Medical to invest in the China market and expand our growth potential in SDB, COPD and respiratory care in China.

•

Respiratory Care.    We are committed to ongoing innovation of our respiratory care products that serve the needs of patients with COPD and neuromuscular diseases. With the addition of Inova Labs POCs and our non-invasive ventilator devices and masks and accessories, we intend to continue to expand and enhance our product offerings in this area.

•

Increase Public and Clinical Awareness.    We continue to expand our existing promotional activities to increase awareness of SDB, COPD and other clinical conditions that can be treated with our industry-leading solutions. These promotional activities target both the population predisposed to SDB and medical specialists, such as pulmonologists, sleep medicine specialists, primary care physicians, cardiologists, neurologists and other medical subspecialists who treat these conditions and their associated comorbidities. In the last year we launched SleepScore Labs, a joint venture between ResMed, Dr. Mehmet Oz and Pegasus Capital to help consumers better understand and improve their sleep. We also target special interest groups, including the National Stroke Association, the American Heart Association and the National Sleep Foundation, to further increase awareness of the relationship between SDB or OSA, COPD, neuromuscular disease and co-morbidities such as cardiac disease, diabetes, hypertension and obesity. The programs also support our efforts to inform the community of the dangers of sleep apnea with regard to occupational health and safety, especially in the transport industry. We have helped establish a center for clinical care and medical research at the University of California at San Diego in the fields of sleep apnea and COPD and we established of perpetual academic chairs at the University of Sydney, called the ResMed Chair of Sleep Medicine for sleep-disordered breathing with a focus on chronic disease and the ResMed Chair of Biomedical Engineering with an emphasis on bio-informatics research.

•

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

•

Leverage the Experience of our Management Team.    Our senior management team has extensive experience in the medical device industry in general, and in the fields of SDB, respiratory care and healthcare informatics in particular. We intend to continue to leverage the experience and expertise of these individuals to maintain our innovative approach to the development of products and solutions, and to increase awareness of the serious medical problems caused by SDB and the use of oxygen, non-invasive ventilation, and in-home life support ventilation to treat COPD.

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

During fiscal year 2017, we launched AirMini, the smallest portable CPAP on the market today combining the same proven therapy modes used in the AirSense™ 10 with effective waterless humidification enabling portable convenience.

Devices in total accounted for approximately 56%, 58% and 58% of our net revenues in fiscal years 2017, 2016 and 2015, respectively.

The tables below provide a selection of products, as known by our trademarks, which have been released during the last five years.

CPAP PRODUCTS	DESCRIPTION	INTRODUCTION DATE

AirSense 10 Elite	An advanced fixed-pressure therapy device with an integrated humidifier. It is designed to be intuitive and easy-to-use. The device also features built-in wireless connectivity.	August 2014

AirSense 10 CPAP	The AirSense 10 CPAP is a fixed-pressure therapy device. It also provides compliance, AHI and leak data reporting. The device also features built-in wireless connectivity.	August 2014

VPAP PRODUCTS	DESCRIPTION	INTRODUCTION DATE

S9 VPAP ST-A	Bilevel pressure support therapy device with pressures up to 30 cmH2O designed for comfort, effective therapy with the assurance of back up rate up to 50 bpm and alarms. The device also has an optional integrated humidifier (H5i), ClimateLine heated tube and the small, lightweight SlimLine tube.	March 2013

S9 VPAP COPD	Bilevel pressure support up to pressure 30cmH2O with both fixed and adjustable alarms. This device has been specifically designed for COPD.	April 2013

AirCurve 10 S	A bilevel device for patients who need extra pressure support or find it difficult to adjust to therapy on a fixed pressure continuous positive airway pressure device. Features built-in wireless connectivity and works seamlessly with ResMed’s AirView™ patient monitoring software.	December 2014

AirCurve 10 V Auto	An auto-adjusting bilevel device for patients who need greater pressure support to treat their obstructive sleep apnea. Features built-in wireless connectivity and works seamlessly with ResMed’s AirView™ patient monitoring software.	December 2014

VPAP PRODUCTS	DESCRIPTION	INTRODUCTION DATE

AirCurve 10 ST	A bilevel device with backup rate that provides exceptional patient-ventilator synchrony, reducing the work of breathing so patients remain comfortable and well ventilated. Features built-in wireless connectivity and works seamlessly with ResMed’s AirView™ patient monitoring software.	December 2014

AirCurve 10 ASV	An adaptive servo-ventilator specifically designed to treat patients exhibiting central sleep apnea (CSA), mixed sleep apnea and periodic breathing, with or without obstructive sleep apnea. The device also features built-in wireless connectivity. Features built-in wireless connectivity and works seamlessly with ResMed’s AirView™ patient monitoring software.	December 2014

AirCurve 10 CS

An adaptive servo-ventilator specifically designed to treat patients exhibiting central sleep apnea (CSA), mixed sleep apnea and periodic breathing, with or without obstructive sleep apnea. The device also features built-in wireless connectivity. Features built-in wireless connectivity and works seamlessly with ResMed’s AirView™ patient monitoring software.

December 2014

AUTOSET PRODUCTS	DESCRIPTION	INTRODUCTION DATE

AirSense 10 Auto	A premium auto-adjusting therapy device featuring AutoRamp™ with sleep onset detection, expiratory pressure relief (EPR™) and Easy-Breathe technology. The device also features built-in wireless connectivity.	August 2014

AirMini

The world’s smallest portable PAP device – this premium auto-adjusting therapy device features the same proven therapy modes used in the AirSense™ 10 Auto, AirMini also features built-in Bluetooth connectivity and effective waterless humidification enabled by HumidX technology.

May 2017

VENTILATION PRODUCTS	DESCRIPTION	INTRODUCTION DATE

Astral 100 and 150	Pressure support and volume ventilator for invasive and non-invasive purposes so it can be used from the hospital to the home	May 2014

Activox	Portable oxygen concentrator system	July 2014

VENTILATION PRODUCTS	DESCRIPTION	INTRODUCTION DATE

Lumis 100 and 150	Pressure support non-invasive ventilators that support a variety of therapy modes, built-in wireless connectivity, integrated humidification and intuitive simplicity.	April 2015

Lumis ST-A

Pressure support non-invasive ventilators that support a variety of therapy modes, built-in wireless connectivity, integrated humidification and intuitive simplicity and a range of fixed and adjustable alarms.

October 2015

Mask Systems, Diagnostic Products, Accessories and Other Products

Masks, diagnostic products and accessories together accounted for approximately 37%, 40% and 42% of our net revenues in fiscal years 2017, 2016 and 2015, respectively.

Mask Systems and Diagnostic Products

Mask systems are one of the most important elements of SDB treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight.

MASK PRODUCTS	DESCRIPTION	INTRODUCTION DATE

Quattro Air	Next Generation lightweight Full Face Mask with improved comfort	June 2013

Swift FX Nano	A compact nasal mask designed to deliver an excellent user experience, without compromising on fit, comfort and ease of use.	June 2013

AirFit P10	A compact, lightweight nasal pillows system that has only three parts, including a new soft and stable QuickFit™ headgear.	January 2014

AirFit F10	A compact, lightweight full-face mask that delivers comfort, stability, and performance in a simple and elegant design.	April 2014

AirFit N10	A compact nasal mask that stands out with its comfort and visual freedom in a user-friendly design.	April 2014

AcuCare HFNC	The AcuCare high flow nasal cannula (HFNC) for high flow oxygen therapy.	August 2015

AirFit F20	A compact full-face mask that features an InfinitySeal silicone cushion that adapts to the unique facial contours of each patient to increase comfort, improve fit and reduce leakage.	November 2016

MASK PRODUCTS	DESCRIPTION	INTRODUCTION DATE

AirFit N20	A compact nasal mask that features an InfinitySeal silicone cushion that adapts to the unique facial contours of each patient to increase comfort, improve fit and reduce leakage.	November 2016

AirTouch F20

A compact full-face mask that features a permeable foam cushion, which creates a uniquely natural, breathable seal that allows some excess heat and sweat to escape through the cushion without compromising therapy pressure. Modular frame design allows convenient interchangeability with AirFit™ 20 InfinitySeal™ cushion.

May 2017

We market sleep recorders for the diagnosis and titration of SDB in sleep clinics and hospitals. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

DIAGNOSTIC PRODUCTS	DESCRIPTION	INTRODUCTION DATE

Apnealink Air	A portable diagnostic device which measures oximetry, respiratory effort, pulse, nasal flow and snoring. Works with EasyCare Online to provide comprehensive diagnostic solution to clinicians.	December 2013

Accessories and Other Products

To enhance patient comfort, convenience and compliance, we market a variety of other products and accessories. These products include humidifiers, helping to prevent the drying of nasal passages that can cause discomfort, carry bags and breathing circuits. To assist those professionals diagnosing or managing the treatment of patients there are data communications and control products such as EasyCare, ResLink, ResControl, ResControl II, TxControl, ResScan and ResTraxx modules. With the introduction of our latest solutions we are expanding our use of cloud-based patient management and engagement platforms such as AirView enabling remote monitoring, over-the-air trouble shooting and changing of device settings, U-Sleep enabling automated patient coaching through a text, email or interactive voice phone call and myAir, a patient engagement application that provides sleep data and a daily score based on their previous night’s data. Due to the acquisition of Brightree LLC in April 2016, our operations now include the supply of business management software and services to medical equipment and home health providers. Brightree revenue accounted for approximately 7% of our net revenue in fiscal year 2017.

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	INTRODUCTION DATE

EasyCare

ResMed’s compliance management solution offering both wireless and card-to-cloud functionality, providing access to patient data anywhere with an internet connection. Intuitive user interface, easy to understand reports and automated compliance notification.

April 2012

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	INTRODUCTION DATE

U-Sleep	A flexible compliance solution that monitors CPAP device usage and helps HMEs manage their patients during their initial acclimatization and ongoing therapy.	August 2012

AirView	AirView is a seamless, cloud-based system enabling remote monitoring and changing of patients’ device settings. AirView also makes it easier to simplify workflows and collaborate more efficiently across the patient’s care network.	August 2014

myAir	A personalized therapy management application for patients with sleep-disordered breathing providing support, education and troubleshooting tools for increased patient engagement and improved compliance.	October 2014

S+	A personalized sleep solution that uses patented bio-motion sensors, designed to measure an individual’s sleep stages and environment, and deliver personalized feedback that helps improve sleep.	October 2014

Brightree Solutions	Cloud-based software designed to improve clinical and business performance in the HME, home health, hospice, orthotic and prosthetic, HME pharmacy, home infusion and rehabilitation home care segments. Brightree’s solutions follow the natural workflow of providers to automate and improve how they manage their business and serve patients.	April 2016

Connectivity Module	ResMed Connectivity Module (RCM) provides cellular connection between a compatible ResMed ventilation device and the ResMed AirView™ system.	May 2016

Product Development and Clinical Trials

We have a strong track record of innovation in the sleep market. In 1989, we introduced our first CPAP device. Since then we have been committed to an ongoing program of product advancement and development. Currently, our product development efforts are focused on not only improving our current product offerings, but also expanding into new product applications.

We continually seek to identify new applications of our technology for significant unmet medical needs. SDB is associated with a number of symptoms beyond excessive daytime sleepiness and irritability. Studies have established a clinical association between SDB and hypertension, stroke, congestive heart failure and diabetes. We support clinical trials in many countries including the United States, Germany, France, the United Kingdom, Italy, Switzerland, China and Australia to develop new clinical applications for our technology. We have also begun presenting and publishing research findings based on the industry-leading connectivity platform and data assets that are unique to ResMed. In fiscal years 2016 and 2017, ResMed supported some of the largest SDB studies in history by performing advanced statistical analyses on hundreds of thousands of clinical data points.

We consult with physicians at major medical centers throughout the world to identify clinical and technological trends in the treatment of SDB, COPD and the other conditions associated with these diseases. New product ideas are also identified by our marketing staff, direct sales force and network of distributors, customers, clinicians and patients.

In fiscal years 2017, 2016 and 2015 we invested $144.5 million, $118.7 million and $114.9 million, respectively, on research and development.

Sales and Marketing

We currently market our products in more than 120 countries through a network of distributors and our direct sales force. We attempt to tailor our marketing approach to each national market, based on regional awareness of SDB as a health problem, physician referral patterns, consumer preferences and local reimbursement policies. See Note 15 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8) for financial information about our geographic areas.

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

Sales in North and Latin America accounted for 63%, 61% and 57% of our net revenues for fiscal years 2017, 2016 and 2015 respectively.

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

Sales in Europe accounted for 26%, 29% and 32% of our total net revenues for fiscal years 2017, 2016 and 2015, respectively.

Asia Pacific.    We have wholly-owned subsidiaries in Australia, China, India, Japan, Korea, New Zealand, and Taiwan. We use a combination of our direct sales force and independent distributors to sell our products in Asia Pacific. In Australia and New Zealand, we operate a home healthcare business and sell our products and services directly to patients.

Sales in Asia Pacific accounted for 11%, 10% and 11% of our total net revenues for the fiscal years 2017, 2016 and 2015, respectively.

Market Growth Opportunities

We view the future of our business in sleep and respiratory disorders as having three horizons of growth supported by three key foundations.

Our three key foundations reach across all three of our horizons and include: first, our focus on people, leadership and culture; second, our global leadership in digital health and connected care, an important advancement in our product and solution offerings; and third, our focus on operating excellence and high efficiency to leverage our global scale.

As we execute each horizon in our strategy, we will continue to expand into high growth geographic areas, including China, India, Eastern Europe, Brazil and Southeast Asia.

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

Our third horizon focuses on a portfolio of new market options including sleep and consumer wellness, connected care expansion to continue to drive efficiency within the healthcare ecosystem and clinical areas of interest in adjacent markets like atrial fibrillation, heart failure and asthma.

We continue to approach this horizon by building a pipeline of growth options focusing on technology disruption of healthcare that will lead to value creation opportunities. We continue working with key opinion leaders in pulmonology, cardiology, neurology, and related clinical areas. A growing body of literature documents the association and interactions between a number of cardiac diseases and SDB. OSA is the most common secondary cause of hypertension and is prevalent in hypertensive populations, particularly those resistant to therapy. Treatment with CPAP tends to lower blood pressure. OSA is prevalent in those with atrial fibrillation and may trigger episodes of fibrillation. Treatment with CPAP appears to improve outcomes. OSA is also known to be a strong risk factor for the development of acute coronary disease and cardiovascular disease in general. Heart failure is also commonly associated with both OSA and CSA, and both forms of SDB are risk factors for poor outcomes. We are undertaking several clinical trials in cardiology to strengthen the knowledge base on the effects of SDB therapy on outcomes. In addition to clinical trials we pursue suitable opportunities with professional and healthcare associations to raise awareness of the importance of SDB in cardiology patients.

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

Our quality management system is based upon the requirements of ISO 9001, ISO 13485, FDA Quality System Regulations for Medical Devices, the Medical Device Directive (93/42/EEC) and other applicable regulations for the markets in which we sell. Our main manufacturing sites are certified to ISO 13485. Additionally, our Sydney, Loyang and Atlanta sites obtained Medical Device Single Audit Program or MDSAP, certifications which involve a single regulatory audit of medical device manufacturers’ quality management system to satisfy multiple regulatory requirements, including FDA, TGA, ANVISA, Health Canada and Japan. These sites are subject to third-party audits, conducted by the ISO notified bodies and MDSAP Auditing Organizations, at regular intervals.

Our main manufacturing facilities are located in Sydney, Australia; Loyang, Singapore; Chatsworth, California; Johor Bahru, Malaysia; Atlanta, Georgia. Refer to Item 2 for additional details on these properties.

Third-Party Coverage and Reimbursement

The cost of medical care in many of the countries in which we operate is funded in substantial part by government and private insurance programs. In Germany, we receive payments directly from these payors. Outside Germany, although we do not generally receive payments for our products directly from these payors, our success in major markets depends on the ability of patients to obtain coverage and adequate reimbursement from third-party payors for our products.

In the United States, our products are purchased primarily by home healthcare dealers, hospitals or sleep clinics, who invoice third-party payors directly for reimbursement. Domestic third-party payors include government payors such as Medicare and Medicaid and commercial health insurance plans. These payors may deny coverage and reimbursement if they determine that a device is not used in accordance with certain covered treatment methods, or is experimental, unnecessary or inappropriate. The long-term trend towards cost-containment, through managed healthcare, or other legislative proposals to reform healthcare, could control or significantly influence the purchase of healthcare services and products and could result in lower prices for our products. In some foreign markets, such as France, Germany and Japan, government reimbursement is currently available for purchase or rental of our products, subject to constraints such as price controls or unit sales limitations. In Australia, China, and in some other foreign markets, there is currently limited or no reimbursement for devices that treat OSA.

The past decade of legislative reform in the United States, including, by way of example, the 2010 Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA), Medicare Improvement for Patients and Providers Act of 2008, Deficit Reduction Act of 2005, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, and the 21st Century Cures Act has significantly impacted government reimbursement for products that we provide. The longer term impact, though not entirely predictable, continues to bring significant changes to the third-party payor landscape.

Beginning in 2005, the MMA established a Medicare competitive acquisition program for home medical equipment, or HME, and imposed quality standards and accreditation requirements for HME suppliers. The Centers for Medicare & Medicaid Services, or CMS, implemented the competitive bidding program beginning in 2011, and included HME that we manufacture and develop, specifically, oxygen CPAP and respiratory assist devices, and related supplies and accessories. CMS is required by law to recompete these contracts at least once every three years. In addition, the ACA required CMS to roll out the competitive bidding process nationally or adjust prices in non-competitive bidding areas, also known as the non-bid or Round 3 areas, to match competitive bidding prices by 2016. CMS phased in the new rates beginning January 1, 2016, and the rates became fully effective July 1, 2016. As a result of the national rollout, Medicare payment for CPAP devices in non-competitive bidding areas was reduced by approximately 60% in urban areas and approximately 56% in rural areas, as compared to the Medicare payment rates that were effective in 2015. The implementation of the competitive acquisition program has resulted in reduced Medicare payment for oxygen CPAP and respiratory assist devices, and related supplies and accessories in both competitive bidding areas and non-competitive bidding areas.

On December 13, 2016, the 21st Century Cures Act was signed into law, which retroactively adjusted rates in non-bid areas to allow for higher phase-in rates to be paid for items furnished between July 1, 2016 and December 31, 2016, rather than the lower fully-adjusted rates. These payment adjustments are expected to be completed by October 2017.

The ACA, which was passed both to expand the number of individuals with healthcare coverage and to develop additional revenue sources, also included, among other things, a deductible excise tax equal to 2.3% of the price for which medical devices are sold in the United States on any entity that manufactures or imports medical devices, with limited exceptions, beginning in 2013. However, this excise tax was subsequently suspended by the U.S. Congress for medical device sales during calendar years 2016 and 2017. If this excise tax had not been suspended it would be applicable to our products that are primarily used in hospitals and sleep labs, which includes the ApneaLink Air, VPAP Tx, certain respiratory care and dental sleep products. Absent further Congressional action, this excise tax will be reinstated for medical device sales beginning January 1, 2018. The ACA also provided for a number of Medicare regulatory requirements, including new face-to-face encounter requirements for durable medical equipment and home health services.

We cannot predict at this time the full impact that the ACA, or any U.S. legislation enacted in the future, will have on our revenues, profit margins, profitability, operating cash flows and results of operations. The administration and the U.S. Congress may take further action regarding the ACA, including, but not limited to, repeal or replacement. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge.

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

We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than us. Our primary competitors include Philips BV; Fisher & Paykel Healthcare Corporation Limited; DeVilbiss Healthcare; Apex Medical Corporation; BMC Medical Co. Ltd.; and regional manufacturers. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the healthcare industry. In addition, some of our competitors, such as Löwenstein Medical GmbH + Co. KG, are affiliates of customers of ours, which may make it difficult to compete with them. Finally, our products compete with surgical procedures and dental appliances designed to treat OSA and other SDB-related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

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

Through our various subsidiaries, as of the date of this annual report, we own or have licensed rights to approximately 1,127 issued United States patents (including approximately 430 design patents) and approximately 2,083 issued foreign patents. In addition, there are approximately 468 pending United States patent applications (including approximately 44design patent applications), approximately 952 pending foreign patent applications, approximately 983 registered foreign designs and 50 pending foreign designs. Some of these patents, patent applications and designs relate to significant aspects and features of our products.

Of our patents, 222 United States patents and 483 foreign patents are due to expire in the next five years. There are 99 foreign patents due to expire in 2018, 46 in 2019, 134 in 2020, 75 in 2021, and 129 in 2022. There are 54 United States patents due to expire in 2018, 17 United States patents in 2019, 72 United States patents in 2020, 33 United States patents in 2021, and 46 United States patents in 2022. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

Litigation has been necessary in the past and may be necessary in the future to enforce patents issued to us, to protect our rights, or to defend third-party claims of infringement by us of the proprietary rights of others. The defense and prosecution of patent claims, including pending claims, as well as participation in other inter-party proceedings, can be expensive and time-consuming, even in those instances in which the outcome is favorable to us. Patent laws regarding the enforceability of patents vary from country to country. Therefore, there can be no assurance that patent issues will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.

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

Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or PMA approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties. The FDA recently reviewed its guidance describing when it believes a manufacturer is obligated to submit a new 510(k) for modifications or changes to a previously cleared device and determined that manufacturers should continue adhering to the 1997 guidance on this topic. In August 2016, the FDA issued draft guidance that it believes preserves the basic content and format of the 1997 guidance, with updates to add clarity.

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

EEA

In the European Economic Area, (which is comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), or EEA, manufacturers of medical devices need to comply with the Essential Requirements laid out in Annex I to the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE mark to medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark, manufacturers of medical devices must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of the devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

Where appropriate, our products commercialized in Europe are CE marked and classified as either Class I or Class II.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable (i.e., without the need for adoption of EEA member State laws implementing them) in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and in vitro diagnostic devices and ensure a high level of safety and health while supporting innovation.

The Medical Devices Regulation will however only become applicable three years after publication. Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU;

•	strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

These modifications may have an impact on the way we design and manufacture products and the way we conduct our business in the EEA.

Other regulatory bodies

Our devices are sold in multiple countries and often need to be registered with local regulatory bodies such as the Therapeutic Goods Administration in Australia, and Health Canada in Canada.

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

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil False Claims Act. Private suits filed under the civil False Claims Act, known as qui tam actions, can be brought by individuals on behalf of the government. These individuals may share in any amounts paid by the entity to the government in fines or settlement.

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

Also, many U.S. states and countries outside the U.S. have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under government programs.

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

In addition, we are subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In particular, the new EU-wide General Data Protection Regulation, or GDPR, entered into force in May 2016 and will become applicable on May 25, 2018, replacing the current data protection laws of each EU member state. The GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition.

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

Additionally, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The Physician Payment Sunshine Act was enacted as part of the ACA, and imposed new annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

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

Employees

As of June 30, 2017, we had approximately 6,080 employees or full-time consultants, of which approximately 2,300 were employed in warehousing and manufacturing, 880 in research and development and 2,900 in sales, marketing and administration. Of our employees and consultants, approximately 1,810 were located in North and Latin America, 1,600 in Australia, 1,335 in Europe and 1,335 in Asia.

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

We are subject to various risks relating to international activities that could affect our overall profitability.    We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets. Sales outside North and Latin America accounted for approximately 37% and 39% of our net revenues in the years ended June 30, 2017 and June 30, 2016 respectively. We expect that sales within these areas will account for approximately 35% to 40% of our net revenues in the foreseeable future. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:

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

In the United States, we sell our products primarily to home healthcare dealers, hospitals and sleep clinics. Reductions in reimbursement to our customers by third-party payers, if they occur, may have a material impact on our customers and, therefore, may indirectly affect our pricing and sales to, or the collectability of receivables we have from, those customers. A development negatively affecting reimbursement stems from the Medicare competitive bidding program mandated by the MMA. Under the program, our customers who provide home healthcare services must compete to offer products in designated competitive bidding areas, or CBAs. In addition, under the ACA, in 2016, CMS adjusted the prices in non-competitive bidding areas to match competitive bidding prices. CMS phased in the new rates beginning January 1, 2016, and were fully effective July 1, 2016. This program has significantly reduced the Medicare reimbursement to our customers compared with reimbursement in 2011, at the beginning of the program. Similarly, provisions of the 21st Century Cures Act were signed into law, which retroactively adjusted rates in non-bid areas to allow for the higher phase-in rates to be paid for items furnished between July 1, 2016 and December 31, 2016, rather than the lower fully-adjusted rates. These payment adjustments are expected to be completed by October 2017. If changes are made to this law in the future, it could affect amounts being recovered by our customers.

We cannot predict at this time the full impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition.

Healthcare reform may have a material adverse effect on our industry and our results of operations.    In March 2010, the ACA was signed into law in the United States. The ACA made changes that significantly impacted the healthcare industry, including medical device manufacturers. One of the principal purposes of the ACA was to expand health insurance coverage to millions of Americans who were uninsured. The ACA required adults not covered by an employer- or government-sponsored insurance plan to maintain health insurance coverage or pay a penalty, a provision commonly referred to as the individual mandate.

The ACA also contained a number of provisions designed to generate the revenues necessary to fund the coverage expansions. This included new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, entities that manufacture, produce or import medical devices were required to pay an excise tax in an amount equal to 2.3% of the price for which such devices are sold in the United States. This excise tax is applicable to our products that are primarily used in hospitals and sleep labs, which includes the ApneaLink, VPAP Tx, certain Respiratory Care and dental sleep products. The medical device tax was suspended for 2016 and 2017 calendar years, but is scheduled to return beginning in 2018, absent further Congressional action. In addition to the competitive bidding changes discussed above, the ACA also included, among other things, demonstrations to develop organizations that are paid under a new payment methodology for voluntary coordination of care by groups of providers, such as physicians and hospitals, and the establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. The increased funding and focus on comparative clinical effectiveness research, which compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products, may result in lower reimbursements by payers for our products and decreased profits to us.

Other federal legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The full impact on our business of the ACA and other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our products. Future actions by the administration and the U.S. Congress including, but not limited to, repeal or replacement of the ACA could have a material adverse impact on our results of operations or financial condition. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge.

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

In the United States, the laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate the Anti-Kickback statute itself to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us;

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

•

the federal Physician Sunshine Act requirements under the ACA, which impose reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed by certain manufacturers of drugs, devices, biologics, and medical supplies to physicians (including doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers; and

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

The scope and enforcement of these laws are uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. For example, in July 2016, we received a federal administrative subpoena from the Office of Inspector General, or OIG, of the Department of Health and Human Services. The subpoena contains a request for documents and other materials that relate primarily to industry offerings of patient resupply software to home medical equipment providers. In November 2016, we received a second subpoena, requesting documents and other materials regarding other promotional programs. We are cooperating with the government’s request for documents and information. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including what is known as protected health information, by health plans, healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, or covered entities, and their ‘‘business associates,’’ which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve the use or disclosure of protected health information. Certain portions of our business, such as the cloud-based software digital health applications, are subject to HIPAA as a business associate of our covered entities clients. To provide our covered entity clients with services that involve the use or disclosure of PHI, HIPAA requires us to enter into business associate agreements that require us to safeguard PHI in accordance with HIPAA. As a business associate, we are also directly liable for compliance with HIPAA. Penalties for violations of HIPAA regulations include civil and criminal penalties.

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

We are also subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.

For example, the new EU-wide GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information and mandatory data breach notification requirements. Compliance with such laws and regulations could cause our costs to increase and harm our business and financial condition. Additionally, limitations on our ability to use and share personal data could adversely affect our business.

We are also subject to evolving EU laws on data export, as we may transfer personal data from the EU to other jurisdictions. For example, in February 2016, the EU and the United States agreed to a new framework regarding the transfer of personal data from the EU to the United States called the Privacy Shield. However, there is currently litigation challenging this framework, and it is uncertain whether the Privacy Shield framework will be invalidated by the EU courts, similar to the treatment of the prior governing framework. We do not transfer any personal data relating to patients between the EU and United States. All other personal data transfers are subject to our internal controls as well as Standard Model clauses with any relevant European countries.

In recent years, U.S. and European lawmakers and regulators have also expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the EU, informed consent is required for the placement of a cookie on a user’s device. The current EU laws that cover the use of cookies and similar technology and marketing online or by electronic means are under reform. A draft of the new ePrivacy Regulation was announced on January 10, 2017 and is targeted to become applicable on May 25, 2018 (alongside the GDPR). Unlike the current ePrivacy Directive, this will be directly implemented into the laws of each of the EU Member States, without the need for further enactment. When implemented, the ePrivacy Regulation is expected to alter rules on third-party cookies, web beacons and similar technology for online behavioral advertising and to impose stricter requirements on companies using these tools. The draft also extends the strict opt-in marketing rules with limited exceptions to business to business communications, and significantly increases penalties.

Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may result in governmental enforcement actions and investigations, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business.

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

We are subject to diverse laws and regulations relating to data privacy and security, including HIPAA and European data privacy laws. Complying with these numerous and complex regulations is expensive and difficult, and failure to comply with these regulations could result in regulatory scrutiny, fines and civil liability. In addition, any security breach or attempt thereof could result in liability for stolen assets or information, additional costs associated with repairing any system damage, incentives offered to clients or other business partners to maintain business relationships after a breach, and implementation of measures to prevent future breaches, including organizational changes, deployment of additional personnel and protection technologies, employee training and engagement of third-party experts and consultants. Furthermore, these rules are constantly changing; for example, as stated above, the EU-U.S. Safe Harbor Framework has been declared invalid and the EU-U.S. Privacy Shield Framework has recently been formally adopted by the European Commission. Additionally, the costs incurred to remediate any data security or privacy incident could be substantial.

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

For example, the FDA recently evaluated its guidance describing when it believes a manufacturer is obligated to submit a new 510(k) for modifications or changes to a previously cleared device. Although the FDA had proposed a number of changes to a long-standing guidance from 1997 on this topic, the FDA concluded that manufacturers should continue adhering to the principles in the 1997 guidance. In August 2016, the FDA issued a new draft guidance, which FDA believes preserves the basic format and content of the 1997 guidance with updates to add clarity. The FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, either by imposing more strict requirements on when a manufacturer must submit a new 510(k) for a modification to a previously cleared product, or by applying more onerous review criteria to such submissions. FDA continues to review its 510(k) clearance process which could result in additional changes to regulatory requirements or guidance documents which could increase the costs of compliance, or restrict our ability to maintain current clearances. The requirements of the more rigorous premarket approval process and/or significant changes to the 510(k) clearance process could delay product introductions and increase the costs associated with FDA compliance. Marketing and sale of our products outside the United States are also subject to regulatory clearances and approvals, and if we fail to obtain these regulatory approvals, our sales could suffer. We cannot assure you that any new products we develop will receive required regulatory approvals from U.S. or foreign regulatory agencies.

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

Laws regulating consumer contacts could adversely affect our business operations or create liabilities.    Our business activities include contacts with consumers in different parts of the world. Certain laws, such as the U.S. Telephone Consumer Protection Act, regulate telemarketing practices and certain automated outbound contacts with consumers, such as phone calls, texts or emails. Our use of outbound contacts may be restricted by existing laws, or by laws, regulations, or regulatory decisions that may be adopted in the future. If we are found to have violated these laws or regulations, we may be subjected to substantial fines, penalties, or liabilities to consumers.

Our products are the subject of clinical trials conducted by us, our competitors, or other third parties, the results of which may be unfavorable, or perceived as unfavorable, and could have a material adverse effect on our business, financial condition, and results of operations.    As a part of the regulatory process to obtain marketing clearance for new products and new indications for existing products, or for other reasons, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. We, our competitors, or other third parties may also conduct clinical trials involving our commercially marketed products. The results of clinical trials may be unfavorable or inconsistent with previous findings, or could identify safety signals associated with our products. For example, in May 2015, we announced the preliminary analysis of the data from the SERVE-HF clinical trial, which was designed to assess whether the treatment of moderate to severe predominant central sleep apnea with Adaptive Servo-Ventilation, or ASV therapy could reduce mortality and morbidity in patients with symptomatic chronic heart failure. The preliminary headline results showed no significant difference with respect to all-cause mortality and hospitalization. However, the analysis of the data identified a statistically significant, 2.5% absolute, increased risk of cardiovascular mortality for those patients in the trial who received ASV therapy with moderate to severe predominant central sleep apnea and symptomatic chronic heart failure with reduced ejection fraction. We worked with global regulatory authorities to revise the labels and instructions for use for ResMed ASV devices as well as informing healthcare providers, physicians, and patients of the cardiovascular safety signal observed in SERVE-HF. Current or future clinical trials may not meet primary endpoints, may reveal disadvantages of our products and solutions for various markets we address, or could generate unfavorable or inconsistent clinical data. Clinical data, or the market’s or regulatory bodies’ perception of the clinical data, may adversely impact our ability to obtain product clearances or approvals, and our position in, and share of, the markets in which we participate. Moreover, if these clinical trials identify serious safety issues associated with our marketed products, potentially adverse consequences could result, including that regulatory authorities could withdraw clearances or approvals of our products, we could be required to halt the marketing and sales of our products or recall our products, we could be required to update our product labeling with additional warnings, we could be sued and held liable for harm caused to patients, and our reputation may suffer. Any of these could have a material adverse impact on our business, financial condition, and results of operations.

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

Litigation may be necessary to enforce patents issued to us, to protect our proprietary rights, or to defend third-party claims that we have infringed on proprietary rights of others. For example, we are involved in litigation with Fisher & Paykel HealthCare, which has sued us in the U.S. District Court for the Southern District of California for allegedly infringing various of their patents. Related cases are now pending in New Zealand, Germany and the United Kingdom. If the outcome of any litigation or proceeding brought against us were adverse, we could be subject to significant liabilities to third-parties, could be required to obtain licenses from third-parties, could be forced to design around the patents at issue or could be required to cease sales of the affected products. A license may not be available at all or on commercially viable terms, and we may not be able to redesign our products to avoid infringement. Additionally, the laws regarding the enforceability of patents vary from country to country, and we cannot assure you that any patent issues we face will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.

Tax laws, regulations, and enforcement practices are evolving and may have a material adverse effect on our results of operations, cash flows and financial position.    Tax laws, regulations, and administrative practices in various jurisdictions are evolving and may be subject to significant changes due to economic, political, and other conditions. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain, and significant judgment is required in evaluating and estimating our provision and accruals for taxes. Governments are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to an increase in audit activity and aggressive positions taken by tax authorities.

For example, the current U.S. administration and certain members of Congress have made public statements indicating that corporate tax reform is a priority. Changes to U.S. tax laws could materially affect the tax treatment of our domestic and foreign earnings. The Organisation for Economic Co-operation and Development, an international association of 34 countries, including the United States, released the final reports from its Base Erosion and Profit Shifting, or BEPS, Action Plans, which aim to standardize and modernize global tax policies. The BEPS Action Plans propose revisions to numerous tax rules, including country-by-country reporting, permanent establishment, hybrid entities and instruments, transfer pricing, and tax treaties. The BEPS Action Plans have been or are being enacted by countries where we have operations.

Developments in relevant tax laws, regulations, administrative practices and enforcement practices could have a material adverse effect on our operating results, financial position and cash flows, including the need to obtain additional financing.

We are subject to tax audits by various tax authorities in many jurisdictions.    Our income tax returns are based on calculations and assumptions subject to audit by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We are currently under audit by the Australian Taxation Office for the tax years 2009 to 2013. Although we do not believe that any material adjustments will result from this audit, the outcome of tax audits cannot be predicted with certainty. Any final assessment resulting from tax audits may result in material changes to our past or future taxable income, tax payable or deferred tax assets, and may require us to pay penalties and interest that could materially adversely affect our financial results.

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

Our leverage and debt service obligations could adversely affect our business.    As of June 30, 2017, our total consolidated debt was approximately $1.1 billion. We may incur additional indebtedness in the future. Our indebtedness could have adverse consequences, including:

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

We may write-off intangible assets, such as goodwill.    We have recorded intangible assets, including goodwill in connection with our acquisitions of Brightree, Curative Medical and Inova Labs. At least on an annual basis, we will evaluate whether facts and circumstances indicate any impairment of the values of these intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Before we acquired Brightree, Curative Medical and Inova Labs, those companies were each privately-held, and their new obligations of being a part of a public company may require significant resources and management attention.    When we acquired Brightree, Curative Medical and Inova Labs, the acquired entities became subsidiaries of our consolidated company, and are now required to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We will need to ensure that each of the acquired companies establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management.

ITEM 1B	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our fiscal year 2017 that remain unresolved.

ITEM 2	PROPERTIES

We conduct our operations in both owned and leased properties. Our principal executive offices and U.S. sales facilities, consist of approximately 230,000 square feet and are located on Spectrum Center Boulevard in San Diego, California, in a building we own. We have our primary research and development facilities, as well as office and manufacturing facilities at our owned site in Sydney, Australia. Other facilities are leased in Atlanta, Georgia, and Moreno Valley, California, U.S.A.; Loyang and Galaxais, Singapore; Munich, Germany; Lyon, France; Suzhou, China; and Johor Bahru, Malaysia.

We believe that our facilities are adequate to meet the needs of our current business operations. At June 30, 2017, our principal owned and leased properties were as follows:

Location	Ownership Status (Owned / Leased)	Square footage	Primary Usage
San Diego, California	Owned	230,000	Corporate headquarters, sales and administration
Sydney, Australia	Owned	224,000	Manufacturing, engineering, research and development
Suzhou, China	Owned	53,000	Manufacturing, engineering, research and development
Atlanta, Georgia	Leased	508,000	Manufacturing, warehouse and distribution, sales and administration, research and development
Moreno Valley, California	Leased	130,000	Warehouse and distribution
Munich, Germany	Leased	113,000	Sales and distribution, research and development
Loyang, Singapore	Leased	95,000	Manufacturing facility
Chatsworth, California	Leased	72,000	Motor manufacturing, engineering, research and development
Lyon, France	Leased	51,000	Manufacturing, sales and distribution
Johor Bahru, Malaysia	Leased	46,000	Manufacturing facility
Galaxais / Connexis, Singapore	Leased	16,000	Engineering, research and development

ITEM 3	LEGAL PROCEEDINGS

We are involved in various legal proceedings and claims. Litigation is inherently uncertain. Accordingly, we cannot predict the outcome of these matters. But we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.

Fisher & Paykel Healthcare patent litigation.    ResMed and Fisher & Paykel Healthcare are engaged in patent disputes in several global forums. Court cases related to the disputes are now pending in the United States, New Zealand, Germany and the United Kingdom. ResMed and Fisher & Paykel have also filed proceedings in patent offices in the United States, Germany and Europe to invalidate many of the patents being asserted against that party.

Administrative subpoenas.    In July 2016, we received a federal administrative subpoena from the OIG of the Department of Health and Human Services. The subpoena contained a request for documents and other materials that relate primarily to industry offerings of patient resupply software to home medical equipment providers. In November 2016, we received a second subpoena, requesting documents and other materials regarding other promotional programs. We are cooperating with the government’s requests for documents and information.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RMD”. The following table sets forth for the fiscal periods indicated the high and low closing prices for the common stock as reported by the NYSE.

	2017		2016
	High	Low	High	Low

Quarter One, Ended September 30	$70.90	$62.96	$57.95	$49.43
Quarter Two, Ended December 31	65.58	56.59	60.02	51.25
Quarter Three, Ended March 31	73.46	61.22	60.36	51.40
Quarter Four, Ended June 30	79.44	67.04	64.08	55.64

At July 28, 2017, there were 20 holders of record of our common stock, although many of these holders of record own shares as nominees on behalf of other beneficial owners. During fiscal years 2017 and 2016, we paid dividends totaling $186.3 million and $168.1 million, respectively. On August 1, 2017, we announced an increase in the quarterly dividend from $0.33 per share to $0.35 per share. We pay the dividend in U.S. currency to holders of our common stock trading on the NYSE. Holders of CDIs trading on the ASX will receive an equivalent amount in Australian currency based on the exchange rate on the record date and reflecting the 10:1 ratio between CDIs and of common stock traded on the NYSE. We expect the dividend will continue to be unfranked for Australian tax purposes. We expect to fund our dividend commitments with our operating cash flows and existing loan facilities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this Report.

Purchases of Equity Securities

On February 21, 2014, our board of directors approved or current share repurchase program, authorizing us to acquire up to an aggregate of 20 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. We temporarily suspended our share repurchase program due to recent acquisitions. However, we expect to resume the share repurchase program during fiscal year 2018. All share repurchases after February 21, 2014 have been executed under this program. During all of our share buyback programs, we have repurchased an aggregate of 41.1 million shares at a total cost of $1.5 billion.

PERFORMANCE GRAPH

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholders return on our common stock from June 30, 2012 through June 30, 2017, with the comparable cumulative return of the S&P 500 index, the S&P 500 Health Care index, and the Dow Jones U.S. Medical Devices index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2012. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2012, for the indicated periods.

Index	June 2012	June 2013	June 2014	June 2015	June 2016	June 2017

ResMed Inc.	100	147	168	191	219	275
S&P 500	100	118	144	151	154	178
S&P 500 Health Care	100	125	160	195	188	208
Dow Jones U.S. Medical Devices	100	120	156	185	212	261

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2017. The data set forth below should be read together with Item 7 of Part II of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 of Part II of this annual report, “Consolidated Financial Statements and Supplementary Data”, and related Notes included elsewhere in this annual report. The consolidated statement of income data for the years ended June 30, 2017, 2016 and 2015 and the consolidated balance sheet data as of June 30, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statement of income data for the years ended June 30, 2014 and 2013 and the consolidated balance sheet data as of June 30, 2015, 2014 and 2013 are derived from our audited consolidated financial statements. Historical results do not necessarily indicate the results to be expected in the future, and the results for the years presented should not be considered to indicate our future results of operations.

Consolidated Statement of Income Data	Years Ended June 30,
(In thousands, except per share data):	2017	2016	2015	2014	2013
Net revenues	$2,066,737	$1,838,713	$1,678,912	$1,554,973	$1,514,457
Cost of sales (excluding amortization of acquired intangible assets)	864,992	772,216	667,516	565,187	573,800
Gross profit	1,201,745	1,066,497	1,011,396	989,786	940,657
Selling, general and administrative expenses	553,968	488,057	478,627	450,414	430,802
Research and development expenses	144,467	118,651	114,865	118,226	120,124
Restructuring expenses	12,358	6,914	-	6,326	-
Education, research and settlement charge	8,500	-	-	-	24,765
Acquisition related expenses	10,076	-	-	-	-
Amortization of acquired intangible assets	46,578	23,923	8,668	9,733	10,142
Total operating expenses	775,947	637,545	602,160	584,699	585,833
Income from operations	425,798	428,952	409,236	405,087	354,824
Other income:
Interest income, net	(11,151)	5,654	20,430	25,107	32,486
Other, net	4,096	4,960	6,250	884	(2,191)
Total other income, net	(7,055)	10,614	26,680	25,991	30,295
Income before income taxes	418,743	439,566	435,916	431,078	385,119
Income taxes	76,459	87,157	83,030	85,805	77,986
Net income	$342,284	$352,409	$352,886	$345,273	$307,133
Basic earnings per share	$2.42	$2.51	$2.51	$2.44	$2.15
Diluted earnings per share	$2.40	$2.49	$2.47	$2.39	$2.10
Dividends per share	$1.32	$1.20	$1.12	$1.00	$0.68
Weighted average:
Basic shares outstanding	141,360	140,242	140,468	141,474	142,954
Diluted shares outstanding	142,453	141,669	142,687	144,359	146,410

Consolidated Balance Sheet Data	As of June 30,
(In thousands):	2017	2016	2015	2014	2013
Working capital	$1,283,877	$781,730	$1,141,381	$1,286,651	$874,800
Total assets	3,468,487	3,256,705	2,181,774	2,360,962	2,210,721
Long-term debt, less current maturities	1,078,611	873,332	300,594	300,770	769
Total stockholders’ equity	$1,960,266	$1,694,831	$1,587,307	$1,758,248	$1,610,516

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2017, we invested approximately $144.5 million on research and development activities, which represents approximately 7.0% of net revenues. Since the development of CPAP, we have developed a number of innovative products for the treatment of SDB and other respiratory disorders including devices, informatics solutions, diagnostic products, mask systems, headgear and other accessories. During fiscal year 2017, we released new products including the AirMini PAP device, AirFit mask range and AirTouch masks. We also introduced a number of new software solutions including our ResMed Resupply, GoScripts and new features and enhancements within our cloud-based software offerings. Through our acquisition of Brightree in 2016, we also acquired a suite of software-as-a-service solutions for U.S. based distributors and home health and hospice customers. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.

Net revenue in fiscal year 2017 increased to $2,066.7 million, an increase of 12% compared to fiscal year 2016. Gross profit increased for the year ended June 30, 2017 to $1,201.7 million, from $1,066.5 million for the year ended June 30, 2016, an increase of $135.2 million or 13%. Our net income for the year ended June 30, 2017 was $342.3 million or $2.40 per diluted share compared to net income of $352.4 million or $2.49 per diluted share for the year ended June 30, 2016.

Total operating cash flow for fiscal year 2017 was $414.1 million and at June 30, 2017, our cash and cash equivalents totaled $821.9 million. At June 30, 2017, our total assets were $3.5 billion and our stockholders’ equity was $2.0 billion. We temporarily suspended our share repurchase program due to the acquisitions completed in fiscal year 2016. Accordingly, we did not purchase any shares during fiscal year 2017. During fiscal year 2016, we repurchased 1.9 million shares at a cost of $102.1 million under our share repurchase program. We paid a quarterly dividend of $0.33 per share during fiscal 2017 with a total amount of $186.3 million paid to stockholders.

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

Fiscal Year Ended June 30, 2017 Compared to Fiscal Year Ended June 30, 2016

Net Revenues.    Net revenue for the year ended June 30, 2017 increased to $2,066.7 million from $1,838.7 million for the year ended June 30, 2016, an increase of $228.0 million or 12% (a 13% increase on a constant currency basis). Net revenue for the year ended June 30, 2017 includes revenue of $138.1 million from our Brightree’s operations. Excluding revenue attributable to Brightree, net revenue for the year ended June 30, 2017 was $1,928.7 million, an increase of $118.9 million or 7% compared to the year ended June 30, 2016 (an 8% increase on a constant currency basis). The increase in net revenue was attributable to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $17.2 million for the year ended June 30, 2017.

Net revenue in North and Latin America for the year ended June 30, 2017 increased to $1,310.1 million from $1,130.4 million for the year ended June 30, 2016, an increase of $179.7 million or 16%. Excluding revenue attributable to Brightree, net revenue in North and Latin America increased for the year ended June 30, 2017 to $1,172.1 million, an increase of $70.5 million or 6%. The increase in net revenue in North and Latin America, excluding revenue attributable to Brightree, is primarily due to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue in markets outside North and Latin America increased for the year ended June 30, 2017 to $756.6 million from $708.3 million for the year ended June 30, 2016, an increase of $48.3 million or 7% (a 9% increase on a constant currency basis). The constant currency increase in sales outside North and Latin America predominantly reflects an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue from devices for the year ended June 30, 2017 increased to $1,161.0 million from $1,064.2 million for the year ended June 30, 2016, an increase of $96.8 million or 9%, including an increase of 9% in North and Latin America and an increase of 10% outside North and Latin America (a 12% increase on a constant currency basis). Net revenue from masks and other accessories for the year ended June 30, 2017 increased to $767.7 million from $745.6 million for the year ended June 30, 2016, an increase of 3%, including an increase of 4% in North and Latin America and an increase of 1% outside North and Latin America (a 4% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the year ended June 30, 2017 increased by 10%, and masks and accessories sales increased by 4%, compared to the year ended June 30, 2016.

The following table summarizes the percentage movements in our net revenue, excluding revenue attributable to Brightree following the closing of our acquisition, for the year ended June 30, 2017 compared to the year ended June 30, 2016:

	North and Latin America	Markets outside North and Latin America	Total	Markets outside North and Latin America (Constant Currency)*	Total (Constant Currency)*
Devices	9%	10%	9%	12%	10%
Masks and other accessories	4%	1%	3%	4%	4%
Total	6%	7%	7%	9%	8%

* Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit.    Gross profit increased for the year ended June 30, 2017 to $1,201.7 million from $1,066.5 million for the year ended June 30, 2016, an increase of $135.2 million or 13%. Gross profit as a percentage of net revenue was 58.1% for the year ended June 30, 2017, compared with the 58.0% for the year ended June 30, 2016. The increase in gross margin was due primarily to manufacturing and procurement efficiencies, and an incremental contribution from the Brightree acquisition, partly offset by declines in our average selling prices and unfavorable product mix as sales of our lower margin products represented a higher proportion of our sales.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2017 to $554.0 million from $488.1 million for the year ended June 30, 2016, an increase of $65.9 million or 14%. The selling, general and administrative expenses, as reported in U.S. dollars, were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.2 million. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the year ended June 30, 2017 increased by 14% compared to the year ended June 30, 2016. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2017 were 26.8%, compared to 26.5% for the year ended June 30, 2016.

The increase in selling, general and administrative expenses was primarily due to additional personnel to support our commercial activities, increased legal expenses, increased professional fees and additional expenses associated with the consolidation of recent acquisitions.

Research and Development Expenses.    Research and development expenses increased for the year ended June 30, 2017 to $144.5 million from $118.7 million for the year ended June 30, 2016, an increase of $25.8 million or 22%. The research and development expenses were unfavorably impacted by the appreciation of the Australian dollar against the U.S. dollar, which increased our expenses by approximately $3.7 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses for the year ended June 30, 2017 increased by 19% compared to the year ended June 30, 2016. As a percentage of net revenue, research and development expenses were 7.0% for the year ended June 30, 2017 compared to 6.5% for the year ended June 30, 2016.

The increase in research and development expenses in constant currency terms was primarily due to an increase in the number of research and development personnel, an increase in materials and tooling costs incurred to facilitate development of new products and additional expenses associated with the consolidation of recent acquisitions.

Restructuring expenses.    During the year ended June 30, 2017, we incurred restructuring expenses of $12.4 million associated with the reorganization of our Paris manufacturing activities and German research and development activities. The restructuring expenses consisted primarily of severance payments to employees in our German and Paris facilities, site closure costs and associated project cancellation costs. We recorded the full amount of $12.4 million during the year ended June 30, 2017, within our operating expenses and separately disclosed the amount as restructuring expenses and had $6.5 million remaining in our employee related costs accrual at year end. During the year ended June 30, 2016, we incurred restructuring expenses of $6.9 million associated with the rationalizing our European research and development operations and manufacturing facilities. The restructuring expenses consisted primarily of severance payments and an asset write-down of a legacy manufacturing facility.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2017 totaled $46.6 million compared to $23.9 million for the year ended June 30, 2016. The increase in amortization expense was attributable to our acquisitions from the prior year, in particular Brightree, Curative Medical and Inova Labs.

Total other income (loss), net.    Total other income (loss), net for the year ended June 30, 2017 was a loss of $7.1 million, compared with an income of $10.6 million for the year ended June 30, 2016. The change was due primarily to an increase in interest expense due to higher borrowings.

Income Taxes.    Our effective income tax rate decreased to 18.3% for the year ended June 30, 2017 from 19.8% for the year ended June 30, 2016. Our effective income tax rate is affected by the geographic mix of our taxable income, including lower taxes associated with our Singapore and Malaysia manufacturing operations. Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs which will expire in whole or in part at various dates through June 30, 2020. As of June 30, 2017, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. We intend for these earnings to be permanently reinvested outside the United States.

Net Income and Earnings per Share.    As a result of the factors above, our net income for the year ended June 30, 2017 was $342.3 million compared to net income of $352.4 million for the year ended June 30, 2016. Our earnings per diluted share for the year ended June 30, 2017 was $2.40 compared to $2.49 for the year ended June 30, 2016, a decrease of 4%.

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

Liquidity and Capital Resources

As of June 30, 2017 and June 30, 2016, we had cash and cash equivalents of $821.9 million and $731.4 million, respectively. Working capital was $1.3 billion and $0.8 billion, at June 30, 2017 and June 30, 2016, respectively. As of June 30, 2017, we had $1.1 billion of borrowings under our revolving credit facility agreement.

As of June 30, 2017 and June 30, 2016, our cash and cash equivalent balances held within the United States amounted to $23.2 million and $40.9 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2017 and June 30, 2016, of $798.7 million and $690.5 million, respectively, were held by our non-U.S. subsidiaries, indefinitely invested outside the United States. Our cash and cash equivalent balances are held at highly rated financial institutions.

As of June 30, 2017, the cumulative amount of undistributed earnings from our foreign subsidiaries was approximately $1.5 billion, and those undistributed earnings are considered permanently reinvested. We intend to reinvest the cash and cash equivalents of those entities whose undistributed earnings are permanently reinvested in our international operations. We reassess our reinvestment intentions each reporting period and currently believe that we have sufficient sources of liquidity to support our assertion that the undistributed earnings held by foreign subsidiaries may be considered to be reinvested permanently. If these earnings had not been permanently reinvested, deferred taxes of approximately $358 million would have been recognized in our consolidated financial statements.

We repatriated $215 million and $190 million to the U.S. in fiscal years 2017 and 2016, respectively, from earnings generated in each of those years. The amount of the current year foreign earnings that we have repatriated to the U.S. in the past has been determined, and the amount that we expect to repatriate during fiscal year 2018 will be determined, based on a variety of factors, including current year earnings of our foreign subsidiaries, foreign investment needs and the cash flow needs we have in the U.S., such as for the repayment of debt, dividend distributions, and other domestic obligations. The majority of our repatriation of foreign subsidiaries’ earnings to the U.S. has historically occurred at year-end, although we may repatriate funds earlier in the year based on our business needs, as we did during the year ended June 30, 2017. When we repatriate funds to the U.S., we are required to pay taxes in the U.S. on these amounts based on applicable U.S. tax rates, net of any foreign tax that would be allowed to be deducted or taken as a credit against U.S. income tax. We paid $24.6 million and $34.2 million in additional U.S. federal income taxes in fiscal years 2017 and 2016, respectively, as a result of repatriation of foreign earnings generated in those years.

Inventories at June 30, 2017 increased by $43.9 million or 20% to $268.3 million compared to June 30, 2016 inventories of $224.5 million. The increase in inventories was required to support our revenue growth and new product introductions.

Accounts receivable, net of allowance for doubtful accounts, at June 30, 2017 were $450.5 million, an increase of $68.4 million or 18% over the June 30, 2016 accounts receivable balance of $382.1 million. Accounts receivable days sales outstanding of 68 days at June 30, 2017 increased by 5 days compared to 63 days at June 30, 2016. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2017 and 2016 was 2.4% and 3.2%, respectively. We believe the credit quality of our customers remains broadly consistent with our past experience.

During the year ended June 30, 2017, we generated cash of $414.1 million from operations. This was lower than the cash generated from operations for the year ended June 30, 2016 of $547.9 million, which was primarily due to the increase in accounts receivable and corporate income tax payments. Movements in foreign currency exchange rates during the year ended June 30, 2017 had the effect of increasing our cash and cash equivalents by $21.2 million, as reported in U.S. dollars. During fiscal year 2016, we temporarily suspended our share repurchase program due to acquisitions. Accordingly, we did not purchase any shares during fiscal year 2017. During fiscal year 2016, we repurchased 1.9 million shares at a cost of $102.1 million. During fiscal years 2017 and 2016, we also paid dividends totaling $186.3 million and $168.1 million, respectively.

Details of contractual obligations at June 30, 2017 are as follows (in thousands):

		Payments Due by Fiscal Year
In $000’s	Total	2018	2019	2020	2021	2022	Thereafter
Long Term Debt	$1,080,000	$-	$1,080,000	$-	$-	$-	$-
Interest on Long Term Debt	39,843	29,882	9,961	-	-	-	-
Operating Leases	58,243	19,232	14,208	7,912	5,030	4,009	7,852
Capital Leases	488	244	133	111	-	-	-
Purchase Obligations	226,272	226,272	-	-	-	-	-
Total	$1,404,846	$275,630	$1,104,302	$8,023	$5,030	$4,009	$7,852

Details of other commercial commitments at June 30, 2017 are as follows (in thousands):

		Amount of Commitment Expiration Per Fiscal Year
In $000’s	Total	2018	2019	2020	2021	2022	Thereafter
Standby Letter of Credit	$12,406	$9,054	$-	$-	$-	$-	$3,352
Guarantees*	$12,783	$45	$1,234	$47	$39	$20	$11,398
Other	-	-	-	-	-	-	-
Total	$25,189	$9,099	$1,234	$47	$39	$20	$14,750

*These guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

Refer to Note 19 Legal Actions and Contingencies of the Notes to the Consolidated Financial Statements for details of our contingent obligations under recourse provisions.

Segment Information

We have determined that we predominantly operate in a single operating segment, which is the sleep and respiratory disorders sector of the medical device industry. Due to the acquisition of Brightree LLC in April 2016, our operations now include the supply of business management software and services to medical equipment and home health providers. However, these operations, both in terms of revenue and profit, are not material to our global operations and therefore have not been separately reported as a segment. See Note 15 – Segment Information of the Notes to Financial Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the Notes to our consolidated financial statements.

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700 million, with an uncommitted option to increase the revolving credit facility by an additional $300 million. On April 4, 2016, in connection with our acquisition of Brightree LLC (“Brightree”), we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700 million to $1 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million, and to make other modifications to provide for the acquisition of Brightree. On January 9, 2017, we entered into a second amendment to our agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increases the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At June 30, 2017, the interest rate that was being charged on the outstanding principal amount was 2.7%. A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25 million sublimit for letters of credit.

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

At June 30, 2017, we were in compliance with our debt covenants and there was $1,080.0 million outstanding under the revolving credit facility.

We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Term Loan

On April 4, 2016, in connection with the Brightree acquisition, we also entered into a credit agreement, or the “term loan credit agreement”, providing a $300 million senior unsecured one-year term loan credit facility. The proceeds from the funding of the term loan credit facility were used to pay a portion of the acquisition consideration for the Brightree acquisition, as well as to pay fees and expenses in connection with the acquisition, the amendment to the revolving credit agreement and the term loan credit agreement. On March 30, 2017 we drew down $300 million from the revolving credit facility to pay off all outstanding amounts under the term loan credit facility, in advance of the scheduled termination of the term loan credit facility on April 3, 2017.

Tax Expense

Our income tax rate is governed by the laws of the jurisdictions where our income is recognized. To date, a substantial portion of our income has been subject to income tax in Australia where the statutory rate was 30% in fiscal years June 30, 2017, 2016 and 2015. During fiscal years June 30, 2017, 2016 and 2015, our consolidated effective tax rate has fluctuated between 18% and 20%. These and future effective tax rate fluctuations resulted from and depend on numerous factors including the level of foreign earnings repatriated to the U.S.; the geographic mix of taxable income and other tax credits and benefits available to us under applicable tax laws, including the lower statutory tax rates and incentives associated with our Singapore and Malaysia manufacturing operations, and any future changes to tax laws in the jurisdictions in which we operate.

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

(3)    Valuation of Goodwill, Intangible and Other Long-Lived Assets. We make assumptions in establishing the carrying value, fair value and estimated lives of our goodwill, intangibles and other long-lived assets. Our goodwill impairment tests are performed at our reporting unit level which is one level below our operating segment. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, we recognize as impairment the amount by which the carrying value of the assets exceeds their fair value. We base useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries.

We conducted our annual review for goodwill impairment during the final quarter of fiscal 2017, which indicated that no impaired goodwill exists as the fair value for each reporting unit exceeded its carrying value.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2017 (in thousands):

	Australian Dollar (AUD)	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Malaysian Ringgit (MYR)	Great Britain Pound (GBP)	Chinese Yuan (CNY)
AUD Functional:
Assets	-	267,296	155,925	-	5,046	-	14,560
Liability	-	(107,348)	(101,173)	(710)	-	(6,750)	(625)

Foreign Currency Hedges	-	(182,000)	(78,808)	-	(4,658)	6,512	(13,271)

Net Total	-	(22,052)	(24,056)	(710)	388	(238)	664
USD Functional:
Assets	-	-	-	20,035	-	8,042	-
Liability	-	-	-	(2,035)	-	(7,897)	-

Foreign Currency Hedges	-	-	-	(13,880)	-	-	-

Net Total	-	-	-	4,120	-	145	-
EURO Functional:
Assets	68	399	-	-	-	2,582	-
Liability	(1)	(6,345)	-	-	-	(265)	-

Foreign Currency Hedges	-	-	-	-	-	(2,605)	-

Net Total	67	(5,946)	-	-	-	(288)	-
GBP Functional:
Assets	-	461	85,941	-	-	-	-
Liability	-	(816)	(81,269)	-	-	-	-

Foreign Currency Hedges	-	-	-	-	-	-	-

Net Total	-	(355)	4,672	-	-	-	-
SGD Functional:
Assets	717	185,376	90,193	-	-	-	275
Liability	(2,120)	(24,459)	(41,912)	-	-	2	-

Foreign Currency Hedges	-	(118,000)	(45,686)	-	-	-	-

Net Total	(1,403)	42,917	2,595	-	-	2	275

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at June 30, 2017. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts (in thousands, except exchange rates):

Foreign Exchange Contracts					Fair Value Assets / (Liabilities)
	FY 2018	FY 2019	FY 2020	Total	June 30, 2017	June 30, 2016
Receive AUD/Pay USD
Contract amount	182,000	-	-	182,000	1,499	1,262
Ave. contractual exchange rate	AUD 1 = USD 0.7615			AUD 1 = USD 0.7615
Receive AUD/Pay Euro
Contract amount	113,070	45,690	22,840	181,600	1,191	2,325
Ave. contractual exchange rate	AUD 1 = Euro 0.6742	AUD 1 = Euro 0.6687	AUD 1 = Euro 0.6747	AUD 1 = Euro 0. 6729
Receive SGD/Pay Euro
Contract amount	45,686	-	-	45,686	103	35
Ave. contractual exchange rate	SGD 1 = Euro 0. 6344			SGD 1 = Euro 0. 6344
Receive SGD/Pay USD
Contract amount	118,000	-	-	118,000	45	792
Ave. contractual exchange rate	SGD 1 = USD 0.7268			SGD 1 = USD 0.7268
Receive GBP/Pay AUD
Contract amount	6,512	-	-	6,512	17	(120)
Ave. contractual exchange rate	GBP 1 = AUD 0.59			GBP 1 = AUD 0.59
Receive EUR/Pay GBP
Contract amount	2,605	-	-	2,605	(8)	11
Ave. contractual exchange rate	EUR 1 = GBP 0.8795			EUR 1 = GBP 0.8795
Receive AUD/Pay CNY
Contract amount	13,271	-	-	13,271	18	(24)
Ave. contractual exchange rate	AUD 1 = CNY 5.2202			AUD 1 = CNY 5.2202
Receive USD/Pay CAD
Contract amount	13,880	-	-	13,880	(45)	(96)
Ave. contractual exchange rate	USD 1 = CAD 1.3010			USD 1 = CAD 1.3010
Receive AUD/Pay MYR
Contract amount	4,658			4,658	(60)	-
Ave. contractual exchange rate	AUD 1 = MYR 3.3433			AUD 1 = MYR 3.3433

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2017, we held cash and cash equivalents of $821.9 million principally comprising of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2017, we had total borrowings of $1,078.6 million, comprising a revolving credit balance, which is subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2017, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”

a)	Index to Consolidated Financial Statements

b)	Supplementary Data

Quarterly Financial Information (unaudited) – The quarterly results for the years ended June 30, 2017 and 2016 are summarized below (in thousands, except per share amounts):

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$465,450	$530,397	$514,204	$556,686	$2,066,737
Gross profit	269,184	309,071	299,714	323,776	1,201,745
Net income	76,107	76,743	87,823	101,613	342,284

Basic earnings per share	0.54	0.54	0.62	0.72	2.42
Diluted earnings per share	0.54	0.54	0.62	0.71	2.40
2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$411,647	$454,540	$453,879	$518,647	$1,838,713
Gross profit	238,619	266,509	259,880	301,489	1,066,497
Net income*	82,916	95,576	90,791	83,126	352,409

Basic earnings per share*	0.59	0.68	0.65	0.59	2.51
Diluted earnings per share*	0.58	0.68	0.64	0.59	2.49

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of June 30, 2017.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited ResMed Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ResMed Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ResMed Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ResMed Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2017, and our report dated August 3, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
August 3, 2017

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 15, 2017, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2017.

We have filed as exhibits to this annual report on Form 10-K for the year ended June 30, 2017, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 15, 2017, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2017.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 15, 2017, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2017.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 15, 2017, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2017.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement for our November 15, 2017, annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2017.

PART IV

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

2.1	Agreement and Plan of Merger, dated February 19, 2016, by and among ResMed Corp., Eagle Acquisition Sub LLC, Brightree LLC, Shareholder Representative Services LLC and ResMed Inc.(18)**

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended.(16)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc.(13)

4.1	Form of certificate evidencing shares of Common Stock.(1)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended.(1)

10.2*	ResMed Inc. 2006 Incentive Award Plan.(6)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan.(3)

10.4*	2006 Grant agreement for Board of Directors.(3)

10.5*	2006 Grant agreement for Executive Officers.(5)

10.6*	2006 Grant agreement for Australian Executive Officers.(5)

10.7*	Form of Executive Agreement.(4)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008.(7)

10.9	Form of Indemnification Agreements for our directors and officers.(8)

10.10	Form of Access Agreement for directors.(8)

10.11*	Updated Form of Executive Agreement.(2)(12)

10.12	ResMed Inc. 2009 Incentive Award Plan.(9)

10.13	ResMed Inc. 2009 Employee Stock Purchase Plan.(9)

10.14	Amendment No. 1 to the ResMed Inc. 2009 Employee Stock Purchase Plan(14)

10.15	Form of Restricted Stock Award Agreement.(9)

10.16	ResMed Inc. Deferred Compensation Plan.(10)

10.17	Credit Agreement, dated as of October 31, 2013, among ResMed Inc., the lenders Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger.(17)

10.18	First Amendment to Credit Agreement dated as of April 4, 2016, by and among ResMed, as borrower, the lenders party thereto, Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letter of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger.(19)

10.19	Second Amendment to Credit Agreement dated as of January 9, 2017, among ResMed Inc., as borrower, the lenders, MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letter of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger.(22)

10.20	Term Loan Credit Agreement dated April 4, 2016, among ResMed Inc., as borrower, the lenders, Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, HSBC Bank USA, National Association, as joint lead arranger and joint book runner and HSBC Bank Australia Limited, as joint lead arranger and joint book runner.(20)

10.21	Unconditional Guaranty entered into as of April 4, 2016, by each of ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree LLC, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC., in favor of Union Bank, N.A., as administrative agent.(21)

10.22	Form of Restricted Stock Unit Award Agreement for Executive Officers.(11)

10.23	Form of Restricted Stock Unit Award Agreement for Directors.(11)

10.24	Form of Stock Option Grant for Executive Officers.(11)

10.25	Form of Stock Option Grant for Directors.(11)

10.26	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.(15)

21.1	Subsidiaries of the Registrant. (23)

23.1	Consent of Independent Registered Public Accounting Firm. (23)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (23)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (23)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (23)

101

The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

(15) Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 21, 2012.

(16) Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013

(17) Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Report on Form 8-K filed on November 5, 2013

(18) Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on February 22, 2016.

(19) Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on August 10, 2017.

(20) Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on April 4, 2016.

(21) Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on April 4, 2016.

(22) Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 12, 2017.

(23) Filed with this report.

ITEM 16	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ResMed Inc.:

We have audited the accompanying consolidated balance sheets of ResMed Inc. (and subsidiaries) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2017. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ResMed Inc. (and subsidiaries) as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ResMed Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 3, 2017, expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of ResMed Inc.

/s/ KPMG LLP

San Diego, California

August 3, 2017

- F1 -

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2017 and 2016

(In thousands, except share and per share data)

	June 30, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$821,935	$731,434
Accounts receivable, net of allowance for doubtful accounts of $11,150 and $12,555 at June 30, 2017 and June 30, 2016, respectively	450,530	382,086
Inventories (note 5)	268,319	224,456
Prepaid expenses and other current assets	103,219	81,743

Total current assets	1,644,003	1,419,719

Non-current assets:
Property, plant and equipment, net (note 6)	394,241	384,276
Goodwill (note 7)	1,064,874	1,059,245
Other intangible assets, net (note 7)	261,800	299,808
Deferred income taxes (note 14)	61,503	55,496
Other assets	42,066	38,161

Total non-current assets	1,824,484	1,836,986

Total assets	$3,468,487	$3,256,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,763	$92,571
Accrued expenses (note 9)	186,295	156,805
Deferred revenue	51,918	50,009
Income taxes payable	29,150	39,166
Short-term debt (note 11)	-	299,438

Total current liabilities	360,126	637,989

Non-current liabilities:
Deferred revenue	53,235	40,281
Deferred income taxes (note 14)	13,822	9,061
Other long-term liabilities	2,427	1,211
Long-term debt (note 11)	1,078,611	873,332

Total non-current liabilities	1,148,095	923,885

Total liabilities	1,508,221	1,561,874

Commitments and contingencies (notes 18 and 19)
Stockholders’ equity: (note 12)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares; 183,260,958 issued and 142,174,724 outstanding at June 30, 2017 and 181,747,157 issued and 140,660,923 outstanding at June 30, 2016	569	563
Additional paid-in capital	1,379,130	1,303,238
Retained earnings	2,316,237	2,160,299
Treasury stock, at cost, 41,086,234 shares at June 30, 2017, and 41,086,234 shares at June 30, 2016	(1,546,611)	(1,546,611)
Accumulated other comprehensive (loss) income	(189,059)	(222,658)

Total stockholders’ equity	1,960,266	1,694,831

Total liabilities and stockholders’ equity	$3,468,487	$3,256,705

See accompanying notes to consolidated financial statements.

- F2 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2017, 2016 and 2015

(In thousands, except per share data)

	June 30, 2017	June 30, 2016	June 30, 2015
Net revenue	$2,066,737	$1,838,713	$1,678,912
Cost of sales (excluding amortization of acquired intangible assets)	864,992	772,216	667,516

Gross profit	1,201,745	1,066,497	1,011,396

Operating expenses:
Selling, general and administrative	553,968	488,057	478,627
Research and development	144,467	118,651	114,865
Restructuring expenses (note 23)	12,358	6,914	-
Litigation settlement expenses (note 24)	8,500	-	-
Acquisition related expenses (note 20)	10,076	-	-
Amortization of acquired intangible assets	46,578	23,923	8,668

Total operating expenses	775,947	637,545	602,160

Income from operations	425,798	428,952	409,236

Other income, net:
Interest income	17,085	16,860	26,208
Interest expense	(28,236)	(11,206)	(5,778)
Other, net (note 13)	4,096	4,960	6,250

Total other income, net	(7,055)	10,614	26,680

Income before income taxes	418,743	439,566	435,916
Income taxes (note 14)	76,459	87,157	83,030

Net income	$342,284	$352,409	$352,886

Basic earnings per share	$2.42	$2.51	$2.51
Diluted earnings per share (note 4)	$2.40	$2.49	$2.47
Dividend declared per share	$1.32	$1.20	$1.12
Basic shares outstanding (000’s)	141,360	140,242	140,468
Diluted shares outstanding (000’s)	142,453	141,669	142,687

See accompanying notes to consolidated financial statements.

- F3 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2017, 2016 and 2015

(In US$ thousands)

	Years Ended June 30,
	2017	2016	2015
Net income	$342,284	$352,409	$352,886
Other comprehensive (loss) income:
Foreign currency translation (loss) gain adjustments	33,599	(49,142)	(325,073)

Comprehensive income	$375,883	$303,267	$27,813

See accompanying notes to consolidated financial statements.

- F4 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2017, 2016 and 2015

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2014	176,747	$561	$1,117,644	(36,442)	$(1,291,910)	$1,780,396	$151,557	$1,758,248
Common stock issued on exercise of options (note 12)	1,954	8	36,565					36,573
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	651	3	(11,406)					(11,403)
Common stock issued on employee stock purchase plan (note 12)	309	1	13,412					13,413
Treasury stock purchases		(11)		(2,744)	(152,644)			(152,655)
Tax benefit from exercise of options			24,868					24,868
Stock-based compensation costs			47,712					47,712
Other comprehensive income							(325,073)	(325,073)
Net income						352,886		352,886
Dividends declared						(157,262)		(157,262)

Balance, June 30, 2015	179,661	$562	$1,228,795	(39,186)	$(1,444,554)	$1,976,020	$(173,516)	$1,587,307
Common stock issued on exercise of options (note 12)	1,176	5	26,247					26,252
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	619	3	(12,388)					(12,385)
Common stock issued on employee stock purchase plan (note 12)	291	1	14,081					14,082
Treasury stock purchases		(8)		(1,900)	(102,057)			(102,065)
Stock-based compensation costs			46,503					46,503
Other comprehensive income							(49,142)	(49,142)
Net income						352,409		352,409
Dividends declared						(168,130)		(168,130)

Balance, June 30, 2016	181,747	$563	$1,303,238	(41,086)	$(1,546,611)	$2,160,299	$(222,658)	$1,694,831
Common stock issued on exercise of options (note 12)	740	3	22,246					22,249
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 12)	447	2	(8,159)					(8,157)
Common stock issued on employee stock purchase plan (note 12)	327	1	15,884					15,885
Treasury stock purchases								-
Stock-based compensation costs			45,921					45,921
Other comprehensive income							33,599	33,599
Net income						342,284		342,284
Dividends declared						(186,346)		(186,346)

Balance, June 30, 2017	183,261	$569	$1,379,130	(41,086)	$(1,546,611)	$2,316,237	$(189,059)	$1,960,266

See accompanying notes to consolidated financial statements.

- F5 -

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2017, 2016 and 2015

(In thousands)

	June 30, 2017	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net income	$342,284	$352,409	$352,886
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,157	86,849	73,056
Stock-based compensation costs	45,925	46,408	47,855
Impairment of long lived assets	-	2,815	-
Impairment of cost-method investments (note 8)	1,955	750	-

Changes in fair value of business combination contingent consideration (note 20)	10,076	(2,986)	(132)
Payment of business combination contingent consideration (note 20)	(8,460)	-	-
Gain on disposal of business	-	-	(709)
Excess tax benefit from stock-based compensation arrangements	-	-	(24,959)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(63,604)	(27,307)	(28,259)
Inventories, net	(41,599)	30,492	(99,524)
Prepaid expenses, net deferred income taxes and other current assets	(19,257)	12,121	(22,849)
Accounts payable, accrued expenses and other liabilities	34,576	46,382	85,815

Net cash provided by operating activities	414,053	547,933	383,180

Cash flows from investing activities:
Purchases of property, plant and equipment	(62,219)	(58,534)	(62,502)
Patent registration costs	(9,257)	(9,295)	(9,442)
Business acquisitions, net of cash acquired	(7,274)	(1,041,864)	(29,407)
Investments in cost-method investments	(6,464)	(8,965)	(10,750)
Proceeds from disposal of cost-method investments	-	468	937
Purchases of foreign currency contracts	-	-	(700)
(Payment)/proceeds on maturity of foreign currency contracts	3,324	(7,564)	(31,207)

Net cash used in investing activities	(81,890)	(1,125,754)	(143,071)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	30,161	27,694	38,806
Excess tax benefit from stock-based compensation arrangements	-	-	24,959
Purchases of treasury stock	-	(102,058)	(160,300)
Payment of business combination contingent consideration (note 20)	(11,682)	(1,228)	(458)
Proceeds from borrowings, net of borrowing costs	450,000	1,140,000	180,000
Repayment of borrowings	(545,000)	(283,694)	(181,536)
Dividends paid	(186,346)	(168,130)	(157,262)

Net cash (used in) provided by financing activities	(262,867)	612,584	(255,791)

Effect of exchange rate changes on cash	21,205	(20,578)	(172,799)

Net increase (decrease) in cash and cash equivalents	90,501	14,185	(188,481)
Cash and cash equivalents at beginning of period	731,434	717,249	905,730

Cash and cash equivalents at end of period	$821,935	$731,434	$717,249

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$92,901	$68,966	$48,533
Interest paid	$28,236	$11,206	$5,778

Fair value of assets acquired, excluding cash	$10,460	$338,353	$20,408
Liabilities assumed	(877)	(79,808)	(8,528)
Goodwill on acquisition	(645)	796,306	20,947
Deferred payments	(84)	120	(1,703)
Fair value of contingent consideration	(1,580)	(13,107)	(1,717)

Cash paid for acquisition	$7,274	$1,041,864	$29,407

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

The preparation of financial statements in conformity with U.S. generally accounting principles requires management estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from management’s estimates.

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

Our cash and cash equivalents balance at June 30, 2017, include $276.5 million in cash which is subject to notice periods of up to 90 days. These cash balances earn interest rates above normal term deposit rates otherwise available and are held at highly rated financial institutions.

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

We conducted our annual review for goodwill impairment during the final quarter of the year ended June 30, 2017. Our goodwill impairment tests are performed at our reporting unit level which is one level below our operating segment. Fair value is determined based on estimated discounted cash flows. Our goodwill impairment review involved the following steps:

Step 0 or Qualitative assessment – Evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Factors considered included, but were not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance or events-specific to that reporting unit. If or when we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, we would move to Step 1 of the quantitative method.

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

The results of our review indicated that no impaired goodwill exists as the fair value for each reporting unit exceeded its carrying value.

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

(m)	Provision for Warranty

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

(n)	Allowance for Doubtful Accounts

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

- F10 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

(o)	Impairment of Long-Lived Assets

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

We did not recognize impairment charges in relation to long-lived assets during the fiscal years ended June 30, 2017 and 2015, but during the fiscal year ended June 30, 2016, we recognized $2.8 million of impairment charges.

(p)	Contingencies

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

(a)	Recently issued accounting standards not yet adopted

ASU No. 2014-09, “Revenue from Contracts with Customers”

In May, 2014, the FASB issued Accounting Standards Update (ASU), ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Since its initial release, the FASB has issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses, and principal vs. agent considerations. ASU 2014-09 and all subsequent amendments (collectively, the “new revenue recognition standards”) will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The guidance also requires improved disclosures on the nature, amount, timing, and uncertainty of revenue that is recognized.

We formed an implementation team in fiscal year June 30, 2017 to oversee adoption of the new revenue recognition standards. The implementation team has commenced the diagnostic phase of its project which has included composition and detailed review of our contract portfolio and selection of sample contracts for assessment which, we expect to complete in the second quarter of the year ending June 30, 2018. There are a number of steps in the team’s project plan that remain to be completed including: finalizing contract reviews, evaluating the impact, and working through required changes to systems, business processes and controls to support the adoption of the new revenue recognition standards. We expect there will be changes to our accounting policies to align with terminology and concepts in the new revenue recognition standards as well as increased disclosures relating to our revenue streams, contract-related balances and contract details.

- F11 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	New Accounting Pronouncements, Continued

The new revenue recognition standard is effective for us beginning in the first quarter of the fiscal year ending June 30, 2019 and early application is permitted for annual or interim periods beginning after December 15, 2016. The new guidance can be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of the change recognized at the date of the initial application. Assuming the impact is not material, we expect to adopt the new revenue recognition standards using the modified retrospective method with an adjustment to beginning retained earnings for the cumulative effect of the change.

ASU No. 2016-01, “Financial Instruments—Overall”

In January 2016, the FASB issued Accounting Standards Update ASU No. 2016-01, “Financial Instruments—Overall” (Topic 825-10). The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value with changes in fair value recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment for impairment quarterly at each reporting period. The amendments in ASU 2016-01 will be effective for our first quarter of the fiscal year ending June 30, 2019. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with prospective adoption of the amendments related to equity securities without readily determinable fair values existing as of the date of adoption. We are currently assessing the impact as this standard will be relevant for our Cost-Method Investments.

ASU No. 2016-02, “Leases”

In February 2016, the FASB issued Accounting Standard Update ASU No. 2016-02, “Leases” (Topic 842). Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, other than those that meet the definition of a short-term lease. This update will establish a lease asset and lease liability by lessees for those leases classified as operating under current GAAP. Leases will be classified as either operating or finance under the new guidance. Operating leases will result in straight-line expense in the income statement, similar to current operating leases, and finance leases will result in more expense being recognized in the earlier years of the lease term, similar to current capital leases. For lessors, the update will more closely align lease accounting to comparable guidance in the new revenue standards described.

The new standard is effective for us beginning in the first quarter of the fiscal year ending June 30, 2020 and early application is not permitted. ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of this standard on its consolidated financial statements and expect to commence an implementation project during the fiscal year ending June 30, 2018. While the formal impact assessment has not commenced, we expect this amendment will affect the way we account for operating leases where we are the lessee (as described above), require reassessment of how we account for revenue where we are the lessor and will result in increased disclosures for all lease arrangements.

ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory”

In October 2016, the FASB issued Accounting Standard Update ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” (Topic 740). Under the new guidance, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 will be effective for the first quarter of our fiscal year ending June 30, 2019, with early adoption permitted. If we enter into transactions within the scope of the standard, it could result in additional deferred tax balances being recognized at the time of the transfer.

- F12 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	New Accounting Pronouncements, Continued

(b)	Recently adopted accounting pronouncements

ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”

In April, 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 more closely aligns the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards, or IFRS, by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. As of July 1, 2016, we adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which amended ASC 835-30, Interest – Imputation of Interest. As a result of the adoption, $2.2 million was reclassified from other assets and $0.6 million and $1.6 million we recognised in short-term debt and long-term debt, respectively in the company’s consolidated balance sheet as of June 30, 2016. The adoption of this guidance did not impact the company’s consolidated statements of income, comprehensive income, stockholders’ equity or cash flows.

ASU No. 2015-11, “Simplifying the Measurement of Inventory”

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” which requires an entity to measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this guidance more closely align the measurement of inventory in GAAP with the measurement of inventory in IFRS. This accounting guidance was effective for us beginning in the first quarter of our fiscal year ending, June 30, 2018, however we have elected to early-adopt this amendment which can only be adopted on a prospective basis. There has been no impact on our consolidated financial statements and related disclosures as a result of this adoption.

ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”

On March 30, 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share-based awards (the difference between the actual benefit for tax purposes and the tax benefit initially recognized for financial reporting purposes) as income tax benefit or expense in earnings, rather than in additional paid-in capital, in the reporting period in which they occur. This ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities rather than financing activities. Although this change will reduce some of the administrative complexities of tracking share-based awards, it will increase the volatility of our income tax expense and cash flows from operations. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this ASU during the fourth quarter of fiscal year 2016 and were therefore required to report the impacts as though the ASU had been adopted on July 1, 2015, the beginning of our fiscal year, and to reflect the tax benefit as a discrete item within each of the respective interim reporting periods. Accordingly, we recognized additional income tax benefits as an increase to earnings of $6.1 million and $11.2 million during the years ended June 30, 2017 and June 30, 2016, respectively. We also recognized additional income tax benefits as an increase to operating cash flows of $9.2 million and $14.5 million for the years ended June 30, 2017 and June 30, 2016, respectively. The new accounting standard did not impact any periods prior to July 1, 2015, as we applied the changes on a prospective basis.

- F13 -

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 173,000, 297,000 and 62,000 for the years ended June 30, 2017, 2016 and 2015, respectively, as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the years ended June 30, 2017, 2016 and 2015 are calculated as follows (in thousands except per share data):

	2017	2016	2015
Numerator:
Net Income, used in calculating diluted earnings per share	$342,284	$352,409	$352,886
Denominator:
Basic weighted-average common shares outstanding	141,360	140,242	140,468

Effect of dilutive securities:
Stock options and restricted stock units	1,093	1,427	2,219
Diluted weighted average shares	142,453	141,669	142,687
Basic earnings per share	$2.42	$2.51	$2.51
Diluted earnings per share	$2.40	$2.49	$2.47

(5)	Inventories

Inventories were comprised of the following as of June 30, 2017 and June 30, 2016 (in thousands):

	2017	2016
Raw materials	$75,658	$67,121
Work in progress	4,297	3,939
Finished goods	188,364	153,396
Total inventories	$268,319	$224,456

- F14 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following as of June 30, 2017 and June 30, 2016 (in thousands):

	2017	2016
Machinery and equipment	$230,632	$197,485
Computer equipment	154,032	154,105
Furniture and fixtures	47,074	40,776
Vehicles	7,667	9,060
Clinical, demonstration and rental equipment	86,024	79,641
Leasehold improvements	35,932	33,795
Land	55,311	54,338
Buildings	233,868	229,502
	850,540	798,702
Accumulated depreciation and amortization	(456,299)	(414,426)
Property, plant and equipment, net	$394,241	$384,276

(7)	Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the years ended June 30, 2017 and June 30, 2016 (in thousands):

	2017	2016
Balance at the beginning of the period	$1,059,245	$264,261
Business acquisitions (note 22)	(645)	796,306
Foreign currency translation adjustments	6,274	(1,322)
Balance at the end of the period	$1,064,874	$1,059,245

For each of the years ended June 30, 2017 and June 30, 2016, we have not recorded any goodwill impairments.

- F15 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Goodwill and Other Intangible Assets, net, Continued

Other Intangible Assets

Other intangibles, net are comprised of the following as of June 30, 2017 and June 30, 2016 (in thousands):

	2017	2016
Developed/core product technology	$206,258	$202,050
Accumulated amortization	(93,079)	(63,825)
Developed/core product technology, net	113,179	138,225
Trade names	48,768	47,897
Accumulated amortization	(10,894)	(3,832)
Trade names, net	37,874	44,065
Non-compete agreements	3,660	3,089
Accumulated amortization	(2,236)	(1,899)
Non-compete agreements, net	1,424	1,190
Customer relationships	122,458	118,528
Accumulated amortization	(40,050)	(26,783)
Customer relationships, net	82,408	91,745
In-process research and development	4,100	4,100
In-process research and development, net	4,100	4,100
Patents	85,780	74,034
Accumulated amortization	(62,965)	(53,551)
Patents, net	22,815	20,483
Total other intangibles, net	$261,800	$299,808

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

- F16 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Goodwill and Other Intangible Assets, net, Continued

Amortization expense related to identifiable intangible assets, including patents, for the year ended June 30, 2017 was $46.6 million. Estimated annual amortization expense for the years ending June 30, 2018 through June 30, 2022, is shown below (in thousands):

Fiscal Year	Amortization expense
2018	$53,761
2019	51,705
2020	46,610
2021	38,623
2022	29,397

(8)	Cost-Method Investments

The aggregate carrying amount of our cost-method investments at June 30, 2017 and June 30, 2016, included within our other long-term assets on our consolidated balance sheets, was $38.3 million and $33.8 million, respectively.

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

The following table shows a reconciliation of the changes in our cost-method investments during the years ended June 30, 2017 and June 30, 2016 (in thousands):

	2017	2016
Balance at the beginning of the period	$33,815	$25,600
Investments	6,464	8,965
Impairment of investments	(1,955)	(750)
Balance at the end of the period	$38,324	$33,815

- F17 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Accrued Expenses

Accrued expenses at June 30, 2017 and June 30, 2016 consist of the following (in thousands):

	2017	2016
Product warranties	$19,558	$15,043
Consulting and professional fees	10,506	11,948
Value added taxes and other taxes due	18,228	14,769
Employee related costs	100,410	83,407
Marketing and promotional programs	2,661	2,401
Business acquisition contingent consideration	651	10,450
Hedging instruments	460	243
Liability on receivables sold with recourse (note 19)	18,068	4,615
Accrued interest	1,050	1,271
Other	14,703	12,658
	$186,295	$156,805

(10)	Product Warranties

We include the liability for warranty costs in accrued expenses in our consolidated balance sheets. Changes in the liability for product warranty for the years ended June 30, 2017 and June 30, 2016 are as follows (in thousands):

	2017	2016
Balance at the beginning of the period	$15,043	$9,823
Fair value of warranty obligations acquired on business combination	-	971
Warranty accruals for the period	19,805	15,014
Warranty costs incurred for the period	(15,489)	(10,667)
Foreign currency translation adjustments	199	(98)
Balance at the end of the period	$19,558	$15,043

(11)	Debt

Debt at June 30, 2017 and June 30, 2016 consists of the following (in thousands):

	June 30, 2017	June 30, 2016
Short-term debt	$-	$300,000
Deferred borrowing costs	-	(562)
Short-term debt, net	-	299,438
Long-term debt	1,080,000	875,000
Deferred borrowing costs	(1,389)	(1,668)
Long-term debt, net	1,078,611	873,332
Total debt	$1,078,611	$1,172,770

- F18 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Debt, Continued

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700 million, with an uncommitted option to increase the revolving credit facility by an additional $300 million. On April 4, 2016, in connection with our acquisition of Brightree LLC (“Brightree”), we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700 million to $1 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million, and to make other modifications to provide for the acquisition of Brightree. On January 9, 2017, we entered into a second amendment to our agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increases the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility will bear interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At June 30, 2017, the interest rate that was being charged on the outstanding principal amount was 2.7%. A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25 million sublimit for letters of credit.

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

At June 30, 2017, we were in compliance with our debt covenants and there was $1,080.0 million outstanding under the revolving credit facility. We expect to satisfy all of our liquidity requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Term Loan

On April 4, 2016, in connection with the Brightree acquisition, we also entered into the term loan credit agreement providing a $300 million senior unsecured one-year term loan credit facility.

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

Common Stock.    On February 21, 2014, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. The 20.0 million shares the new program authorizes us to purchase are in addition to the shares we repurchased on or before February 21, 2014 under our previous programs. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases since February 21, 2014 have been executed in accordance with this program. We temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the year ended June 30, 2017. However, we expect to resume the share repurchase program during fiscal year 2018.

As noted above, we did not repurchase any shares during the year ended June 30, 2017. During the year ended June 30, 2016, we repurchased 1.9 million shares at a cost of $102.1 million prior to the temporary suspension of the share repurchase program. As of June 30, 2017, we have repurchased a total of 41.1 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2017, 13.6 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, our board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2017.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 43.7 million. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2017 is 11.6 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

At June 30, 2017, there was $73.2 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.3 years. The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at June 30, 2017 and June 30, 2016 was $194.5 million and $164.9 million, respectively. The aggregate intrinsic value of the options exercised during the fiscal years 2017, 2016 and 2015, was $28.1 million, $40.4 million and $80.2 million, respectively.

- F20 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

The following table summarizes option activity during the year ended June 30, 2017:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,924,229	$38.70	3.2
Granted	313,255	58.42
Exercised*	(741,911)	30.12
Forfeited	-	-
Outstanding at end of period	1,495,573	$47.09	3.9
Exercise price of granted options	$58.42
Options exercisable at end of period	968,023	$41.32

* Includes 1,508 shares netted for tax.

The following table summarizes the activity of restricted stock units, including performance restricted stock units, during year ended June 30, 2017:

		Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,861,510	$50.52	1.4
Granted	864,562	54.57
Vested*	(584,517)	47.77
Expired	(178,376)	50.08
Forfeited	(56,784)	50.74
Outstanding at end of period	1,906,395	$53.26	1.6

* Includes 137,932 shares netted for tax.

Employee Stock Purchase Plan (the “ESPP”).    Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At June 30, 2017, the number of shares remaining available for future issuance under the ESPP is 0.8 million shares.

During years ended June 30, 2017 and June 30, 2016, we issued 327,000 and 291,000 shares to our employees in two offerings and we recognized $4.2 million and $4.3 million, respectively, of stock compensation expense associated with the ESPP.

- F21 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Stockholders’ Equity, Continued

The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the years ended June 30, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Cost of sales – capitalized as part of inventory	$2,877	$2,731	$2,605
Selling, general and administrative expenses	37,096	36,994	38,755
Research and development expenses	5,952	6,683	6,495
Stock-based compensation costs	45,925	46,408	47,855
Tax benefit*	(20,100)	(25,020)	(14,100)
Stock-based compensation costs, net of tax benefit	$25,825	$21,388	$33,755

* Includes an additional tax benefit of $6.1 and $11.2 million for the years ended June 30, 2017 and June 30, 2016, respectively, associated with the early adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, discussed in Note 3 – New Accounting Pronouncements.

(13)	Other, net

Other, net, in the consolidated statements of income is comprised of the following for the years ended 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Gain (loss) on foreign currency transactions and hedging, net	$5,434	$4,169	$5,068
Impairment of cost method investments	(1,955)	(750)	-
Other	617	1,541	1,182
	$4,096	$4,960	$6,250

(14)	Income Taxes

Income before income taxes for the years ended June 30, 2017, 2016 and 2015, was taxed under the following jurisdictions (in thousands):

	2017	2016	2015
U.S.	$(4,985)	$1,785	$11,431
Non-U.S.	423,728	437,781	424,485
	$418,743	$439,566	$435,916

- F22 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

The provision for income taxes is presented below (in thousands):

	2017	2016	2015
Current: Federal	$16,468	$24,325	$28,429
State	(1,159)	5,805	695
Non-U.S.	65,612	58,023	50,892
	80,921	88,153	80,016
Deferred: Federal	11,385	5,640	(4,269)
State	2,706	(1,644)	(180)
Non-U.S.	(18,553)	(4,992)	7,463
	(4,462)	(996)	3,014
Provision for income taxes	$76,459	$87,157	$83,030

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2017	2016	2015
Taxes computed at statutory U.S. rate	$146,560	$153,848	$152,570
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	(1,294)	2,573	348
Research and development credit	(2,804)	(5,138)	(4,821)
Tax effect of dividends	97,662	80,754	56,219
Change in valuation allowance	4,021	(5,882)	(614)
Effect of non-U.S. tax rates	(97,141)	(91,124)	(87,721)
Foreign tax credits	(67,689)	(44,835)	(36,725)
Stock-based compensation expense	(3,107)	(8,170)	3,158
Other	251	5,131	616
	$76,459	$87,157	$83,030

- F23 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

The components of our deferred tax assets and liabilities at June 30, 2017 and June 30, 2016, are as follows (in thousands):

	2017	2016
Deferred tax assets:
Employee liabilities	$19,275	$15,514
Inventories	10,126	9,714
Provision for warranties	4,766	4,081
Provision for doubtful debts	2,967	3,708
Net operating loss carryforwards	36,117	33,881
Capital loss carryover	2,625	2,109
Property, plant and equipment	3,850	-
Stock-based compensation expense	15,143	15,460
Other	5,805	4,655
	100,674	89,122
Less valuation allowance	(15,259)	(10,807)
Deferred tax assets	85,415	78,315
Deferred tax liabilities:
Unrealized foreign exchange gains	(735)	(1,016)
Property, plant and equipment	-	(4,383)
Goodwill and other intangibles	(36,999)	(26,481)
Deferred tax liabilities	(37,734)	(31,880)
Net deferred tax asset	$47,681	$46,435

We reported the net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2017 and June 30, 2016, as follows (in thousands):

	2017	2016
Non-current deferred tax asset	61,503	55,496
Non-current deferred tax liability	(13,822)	(9,061)
Net deferred tax asset	$47,681	$46,435

As of June 30, 2017, we had $114.6 million of U.S. federal and state net operating loss carryforwards and $90.4 million of non-U.S. net operating loss carryforwards, which expire in various years beginning in 2018 or carry forward indefinitely.

The valuation allowance at June 30, 2017 relates to a provision for uncertainty of the utilization of net operating loss carryforwards of $12.1 million and capital loss and other items of $3.2 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

- F24 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, Continued

A substantial portion of our manufacturing operations and administrative functions in Malaysia and Singapore operate under various tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. The end of certain tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs increased our net earnings by $19.5 million ($0.14 per diluted share) for the year ended June 30, 2017 and $19.2 million ($0.14 per diluted share) for the year ended June 30, 2016.

At June 30, 2017, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. The total amount of these undistributed earnings at June 30, 2017 amounted to approximately $1.5 billion. If these earnings had not been permanently reinvested, deferred taxes of approximately $358 million would have been recognized in the consolidated financial statements.

In accounting for uncertainty in income taxes, we recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (that is, a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for annual periods. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on June 30, 2017, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate.

Our income tax returns are based on calculations and assumptions subject to audit by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We are currently under audit by the Australian Taxation Office for the tax years 2009 to 2013. Although we do not believe that any material adjustments will result from this audit, the outcome of tax audits cannot be predicted with certainty. Any final assessment resulting from tax audits may result in material changes to our past or future taxable income, tax payable or deferred tax assets, and may require us to pay penalties and interest that could materially adversely affect our financial results.

(15)	Segment Information

We predominantly operate in a single operating segment, which is the sleep and respiratory disorders sector of the medical device industry. Due to the acquisition of Brightree LLC in April 2016, our operations now include the supply of business management software and services to medical equipment and home health providers. However, these operations, both in terms of revenue and profit, are not material to our global operations and therefore have not been separately reported as a segment.

- F25 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Segment Information, Continued

Sales of devices for each of the years ended June 30, 2017, 2016 and 2015, were $1,161.0 million, $1,064.2 million and $975.9 million, respectively. Sales of masks and other accessories for each of the years ended June 30, 2017, 2016 and 2015, were $767.7 million, $745.6 million and $703.0 million, respectively. We allocate revenue to a geographic area based on where the products are shipped to or where the services are performed. Revenue information by geographic area for the years ended June 30, 2017, 2016 and 2015, is summarized below (in thousands):

	Revenue from external sources for the years ended June 30,
	2017	2016	2015
United States	$1,229,196	$1,056,453	$904,342
Germany	153,283	163,257	184,245
Rest of the World	684,258	619,003	590,325
Total	$2,066,737	$1,838,713	$1,678,912

Long-lived assets of geographic areas are those assets used in our operations in each geographical area, and excludes goodwill, other intangible assets, and deferred tax assets. Long-lived assets by geographic area as of June 30, 2017, 2016 and 2015, is summarized below (in thousands):

	Long lived assets at June 30,
	2017	2016	2015
United States	$150,677	$148,789	$140,344
Australia	183,159	185,978	197,609
Rest of the World	60,405	49,509	49,805
Total	$394,241	$384,276	$387,758

(16)	Stock-based Employee Compensation

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

- F26 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Stock-based Employee Compensation, Continued

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Fiscal Year Ended June 30,
	2017	2016
Stock options:
Weighted average grant date fair value	$10.89	$12.18
Weighted average risk-free interest rate	1.61%	1.66%
Expected life in years	4.9	4.9
Dividend yield	2.02% - 2.29%	2.06% - 2.09%
Expected volatility	25%	27%
ESPP purchase rights:
Weighted average grant date fair value	$12.50	$13.61
Weighted average risk-free interest rate	0.5%	0.2%
Expected life in years	6 months	6 months
Dividend yield	1.92% - 2.27%	1.96% - 2.14%
Expected volatility	23%	23% - 32%

During the fiscal years ended June 30, 2017 and June 30, 2016, we granted 243,000 and 208,000, performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative total stockholder return over a three-year period, up to a maximum amount to be issued under the award of 200% of the original grant. The weighted average grant date fair value of PRSUs granted during the fiscal years 2017 and 2016 was estimated at $51.60 and $53.11 per PRSU, respectively, using a Monte-Carlo simulation valuation model.

(17)	Employee Retirement Plans

We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:

(1) Australia - We contribute to defined contribution plans for each employee resident in Australia. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. We contribute to the plans at the rate of approximately 9.5% of the salaries of all Australian employees. Our total contributions to the plans for the years ended June 30, 2017, 2016 and 2015, were $9.9 million, $9.1 million and $9.9 million, respectively.

(2) United States - We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4% of the employee’s salary. Our total contributions to the plan were $4.3 million, $3.3 million and $3.2 million in fiscal 2017, 2016 and 2015, respectively.

(3) Singapore - We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 16% of the employee’s salary. Our total contributions to the plan were $1.7 million, $1.4 million and $1.2 million in fiscal 2017, 2016 and 2015, respectively.

- F27 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Commitments

We lease buildings, motor vehicles and office equipment under operating leases. We expense rental charges for operating leases on a straight-line basis over the lease term taking into account rent concessions or holidays. Rent expenses under operating leases for the years ended June 30, 2017, 2016 and 2015, were approximately $20.1 million, $17.4 million and $17.0 million, respectively. At June 30, 2017 we had the following future minimum lease payments under non-cancelable operating leases (in thousands):

Fiscal Years	Operating Leases
2018	$19,232
2019	14,208
2020	7,912
2021	5,030
2022	4,009
Thereafter	7,852
Total minimum lease payments	$58,243

(19)	Legal Actions and Contingencies

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

Contingent Obligations Under Recourse Provisions

We use independent leasing companies to provide financing to certain customers for the purchase of our products. In some cases, we are contingently liable in the event of a customer default, to the leasing companies, within certain limits, for unpaid installment receivables transferred to the leasing companies. The gross amount of receivables sold, with recourse, during the fiscal years 2017 and 2016, amounted to $99.3 million and $67.1 million, respectively. The maximum potential amount of contingent liability under these arrangements at June 30, 2017 and June 30, 2016, were $27.5 million, and $12.9 million, respectively. The recourse liability recognized by us at June 30, 2017 and June 30, 2016 in relation to these arrangements was $1.4 million and $0.7 million, respectively.

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

- F28 -

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

The following table summarizes our financial assets and liabilities, as at June 30, 2017 and June 30, 2016 using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at June 30, 2017
Foreign currency hedging instruments, net	$-	$2,760	$-	$2,760
Business acquisition contingent consideration	$-	$-	$(1,580)	$(1,580)
Balances at June 30, 2016
Foreign currency hedging instruments, net	$-	$4,185	$-	$4,185
Business acquisition contingent consideration	$-	$-	$(10,450)	$(10,450)

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

During the year ended June 30, 2017 we recognized a charge of $10.1 million representing additional contingent consideration associated with the acquisition of Curative Medical Technology Inc. (“Curative Medical”), following the achievement of performance milestones under the purchase agreement which exceeded our earlier expectations.

The following is a reconciliation of changes in the fair value of contingent consideration during fiscal years ended June 30, 2017 and June 30, 2016 (in thousands):

	2017	2016
Balance at the beginning of the period	$(10,450)	$(1,584)
Acquisition date fair value of contingent consideration	(1,580)	(13,107)
Changes in fair value included in operating income	(10,076)	2,986
Payments	20,142	1,228
Foreign currency translation adjustments	384	27
Balance at the end of the period	$(1,580)	$(10,450)

- F29 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Fair Value Measurements, Continued

We did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2017 or June 30, 2016.

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

We do not designate these foreign currency contracts as hedges. We have determined our hedge program to be a non-effective hedge as defined under the FASB issued authoritative guidance. All movements in the fair value of the foreign currency instruments are recorded within other income, net in our consolidated statements of income and through changes in our operating assets and liabilities within our consolidated statements of cash flows. We do not enter into financial instruments for trading or speculative purposes.

We held foreign currency instruments with notional amounts totaling $568.2 million and $612.2 million at June 30, 2017 and June 30, 2016, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 30, 2019.

The following table summarizes the amount and location of our derivative financial instruments as of June 30, 2017 and June 30, 2016 (in thousands):

	June 30, 2017	June 30, 2016	Balance Sheet Caption
Foreign currency hedging instruments	$2,614	$2,346	Other assets - current
Foreign currency hedging instruments	1,273	2,082	Other assets - non current
Foreign currency hedging instruments	(1,127)	(243)	Accrued expenses

	$2,760	$4,185

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments and other foreign-currency-denominated transactions for the fiscal years ended June 30, 2017 and June 30, 2016, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Year Ended June 30,
	2017	2016
Foreign currency hedging instruments	$1,812	$(5,192)	Other, net
Other foreign-currency-denominated transactions	3,622	9,361	Other, net

	$5,434	$4,169	Other, net

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

Fiscal year ended June 30, 2017

On May 31, 2017, we completed the acquisition of assets in Conduit Technology, LLC (“Conduit”), a provider of documentation and workflow solutions. On June 30, 2017, we completed the acquisition of assets in AllCall Connect, LLC (“AllCall”), a provider of a live-calling solution for CPAP patient resupply. These acquisitions have been accounted for as business combinations using purchase accounting and are included in our consolidated financial statements from their respective acquisition dates. The acquisitions, individually and collectively, are not considered a material business combination and accordingly pro forma information is not provided. The acquisitions were funded through cash on-hand.

We have not yet completed the purchase price allocations associated with the Conduit and AllCall acquisitions. We expect to complete our Conduit and AllCall purchase price allocations during the quarter ending September 30, 2017. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation for Conduit or AllCall. The cost of the acquisitions was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of these acquisitions, which is deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future. The fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	Preliminary	Intangible assets - useful life
Current assets	$-
Property, plant and equipment	69
Trade names	100	3 years
Non-compete	520	1 - 3 years
Developed technology	1,800	5 years
Customer relationships	2,160	5 years
Goodwill	2,000
Assets acquired	$6,649
Current liabilities	(60)
Total liabilities assumed	$(60)
Net assets acquired	$6,589

During the year ended June 30, 2017 we did not record material acquisition-related expenses.

Fiscal year ended June 30, 2016

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

- F31 -

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

	Brightree	Adjustments	Final	Intangible assets – useful life
Current assets	$13,868	1,442	15,310
Property, plant and equipment	1,045	-	1,045
Trade names	28,700	-	28,700	10 years
In-process research and development	4,100	-	4,100	n/a
Developed technology	114,700	-	114,700	5 to 6 years
Customer relationships	51,000	-	51,000	10 to 15 years
Goodwill	602,090	906	602,996
Assets acquired	$815,503	$2,348	$817,851
Current liabilities	(9,399)	-	(9,399)
Deferred revenue	(4,571)	-	(4,571)
Deferred tax liabilities	-	-	-
Total liabilities assumed	$(13,970)	$-	$(13,970)
Net assets acquired	$801,533	$2,348	$803,881

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

- F32 -

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

Other Acquisitions

On October 2, 2015, we completed the acquisition of 100% of the shares in Curative Medical Technology Inc., a leading provider of non-invasive ventilation and sleep-disordered breathing medical devices and accessories in China. Curative Medical has its manufacturing base in Suzhou, China, offices in Beijing, Germany and the United States, and a distributor network throughout China and in other select markets. On November 6, 2015, we completed the acquisition of 100% of the shares in Maribo Medico A/S, a distributor of medical equipment for treating, diagnosing, and managing sleep-disordered breathing and other respiratory disorders in Denmark and the Nordics. On November 30, 2015, we completed the acquisition of 100% of the shares in Bennett Precision Tooling Pty Ltd, an Australian based company that designs and manufactures tools specializing in applications for Liquid Silicon Rubber. On January 29, 2016, we completed the acquisition of 100% of the shares in Inova Labs Inc. (“Inova Labs”), a medical device company specializing in the development and commercialization of innovative oxygen therapy products. These acquisitions have been accounted for as business combinations using purchase accounting and are included in our consolidated financial statements from their respective acquisition dates. The acquisitions, individually and collectively, are not considered a material business combination and accordingly pro forma information is not provided. The acquisitions were funded through cash on-hand and by drawing on our existing credit facility.

- F33 -

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

	Preliminary	Adjustments	Final	Intangible assets – useful life
Current assets	$49,370	3,184	52,554
Property, plant and equipment	5,294	-	5,294
Trade names	17,400	-	17,400	7 years
Non-compete	1,400	-	1,400	5 years
Developed technology	20,515	585	21,100	5 years
Customer relationships	37,303	600	37,903	5 to 8 years
Goodwill	194,216	(3,551)	190,665
Assets acquired	$325,498	$818	$326,316
Current liabilities	(21,147)	(370)	(21,517)
Debt assumed	(21,201)	-	(21,201)
Deferred revenue	(4,283)	-	(4,283)
Deferred tax liabilities	(19,207)	(448)	(19,655)
Total liabilities assumed	$(65,838)	$(818)	$(66,656)

Net assets acquired	$259,660	$-	$259,660

During the year ended June 30, 2016, we recorded $5.3 million in acquisition-related expenses.

(23)	Restructuring Expenses

During the year ended June 30, 2017, we incurred restructuring expenses of $12.4 million associated with the reorganization of our Paris manufacturing activities and German research and development activities. The restructuring expenses consisted primarily of severance payments to employees, site closure costs and associated project cancellation costs. We recorded the full amount of $12.4 million during the year ended June 30, 2017, within our operating expenses and separately disclosed the amount as restructuring expenses. We had $6.5 million remaining in our employee related costs accrual at year end.

During the year ended June 30, 2016, we incurred restructuring expenses of $6.9 million associated with rationalizing our European research & development operations and manufacturing facilities. The restructuring expenses consisted primarily of severance payments and an asset write-down of a legacy manufacturing facility. We recorded and paid the full amount of $6.9 million during the year ended June 30, 2016, within our operating expenses and separately disclosed the amount as restructuring expenses.

We did not recognize any restructuring expense for the year ended June 30, 2015.

- F34 -

RESMED INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Litigation Settlement Expenses

During the fiscal year ended June 30, 2017 we recognized litigation settlement expenses of $8.5 million associated with an agreement with Chinese manufacturer, BMC Medical, and its U.S. distributor, 3B, to settle all outstanding disputes. The material terms of the settlement were:

•	ResMed paid 3B the amount of $8.5 million to settle all claims in the Florida case, including claims against our three customers.

•

We agreed that for five years from the date of the agreement, we would not initiate legal suit against BMC for patent infringement for selling their range of devices and masks that were the subject of the current dispute. BMC agreed to pay us royalties on the sale of those products in the United States.

•

Mutual release and dismissal of all litigation current at the time of settlement, worldwide, including all validity challenges. It was agreed that neither party will initiate legal suit against the other for a period of five years without a 90 day meet and confer process.

- F35 -

SCHEDULE II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at end of period

Year ended June 30, 2017

Applied against asset account
Allowance for doubtful accounts	$12,555	4,269	(5,674)	$11,150

Year ended June 30, 2016

Applied against asset account
Allowance for doubtful accounts	$12,276	3,383	(3,104)	$12,555

Year ended June 30, 2015

Applied against asset account
Allowance for doubtful accounts	$10,971	3,559	(2,254)	$12,276

See accompanying report of independent registered public accounting firm.

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the authorized persons below.

DATED August 3, 2017

ResMed Inc.

/S/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL J. FARRELL Michael J. Farrell	Chief executive officer and director (Principal Executive Officer)	August 3, 2017

/S/ BRETT A. SANDERCOCK Brett A. Sandercock	Chief financial officer (Principal Financial Officer and Principal Accounting Officer)	August 3, 2017

/S/ PETER C. FARRELL Peter C. Farrell	Non-executive chairman	August 3, 2017

/S/ CHRISTOPHER G. ROBERTS Christopher G. Roberts	Director	August 3, 2017

/S/ CAROL J. BURT Carol J. Burt	Director	August 3, 2017

/S/ GARY W. PACE Gary W. Pace	Director	August 3, 2017

/S/ RICHARD SULPIZIO Richard Sulpizio	Director	August 3, 2017

/S/ RON TAYLOR Ron Taylor	Director	August 3, 2017

/S/ JOHN P. WAREHAM John P. Wareham	Director	August 3, 2017

S-1

RESMED INC. AND SUBSIDIARIES

EXHIBIT INDEX

The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

2.1	Agreement and Plan of Merger, dated February 19, 2016, by and among ResMed Corp., Eagle Acquisition Sub LLC, Brightree LLC, Shareholder Representative Services LLC and ResMed Inc.(18)**

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended.(16)

3.2	Fifth Amended and Restated Bylaws of ResMed Inc.(13)

4.1	Form of certificate evidencing shares of Common Stock.(1)

10.1	Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended.(1)

10.2*	ResMed Inc. 2006 Incentive Award Plan.(6)

10.3*	Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan.(3)

10.4*	2006 Grant agreement for Board of Directors.(3)

10.5*	2006 Grant agreement for Executive Officers.(5)

10.6*	2006 Grant agreement for Australian Executive Officers.(5)

10.7*	Form of Executive Agreement.(4)

10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008.(7)

10.9	Form of Indemnification Agreements for our directors and officers.(8)

10.10	Form of Access Agreement for directors.(8)

10.11*	Updated Form of Executive Agreement.(2)(12)

10.12	ResMed Inc. 2009 Incentive Award Plan.(9)

10.13	ResMed Inc. 2009 Employee Stock Purchase Plan.(9)

10.14	Amendment No. 1 to the ResMed Inc. 2009 Employee Stock Purchase Plan(14)

10.15	Form of Restricted Stock Award Agreement.(9)

10.16	ResMed Inc. Deferred Compensation Plan.(10)

10.17	Credit Agreement, dated as of October 31, 2013, among ResMed Inc., the lenders Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger.(17)

10.18	First Amendment to Credit Agreement dated as of April 4, 2016, by and among ResMed, as borrower, the lenders party thereto, Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letter of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger.(19)

10.19	Second Amendment to Credit Agreement dated as of January 9, 2017, among ResMed Inc., as borrower, the lenders, MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letter of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger.(22)

10.20	Term Loan Credit Agreement dated April 4, 2016, among ResMed Inc., as borrower, the lenders, Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, HSBC Bank USA, National Association, as joint lead arranger and joint book runner and HSBC Bank Australia Limited, as joint lead arranger and joint book runner.(20)

10.21	Unconditional Guaranty entered into as of April 4, 2016, by each of ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree LLC, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC., in favor of Union Bank, N.A., as administrative agent.(21)

10.22	Form of Restricted Stock Unit Award Agreement for Executive Officers.(11)

10.23	Form of Restricted Stock Unit Award Agreement for Directors.(11)

10.24	Form of Stock Option Grant for Executive Officers.(11)

10.25	Form of Stock Option Grant for Directors.(11)

10.26	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.(15)

21.1	Subsidiaries of the Registrant.(23)

23.1	Consent of Independent Registered Public Accounting Firm.(23)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.(23)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.(23)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(23)

101

The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*	Management contract or compensatory plan or arrangement
**	Exhibits and schedules have been omitted as authorized by Item 601(b)(2) of Regulation S-K. The Registrant will supplementally furnish copies of any of the omitted exhibits and schedules if the SEC requests; provided, however, that the Registrant may request confidential treatment for any exhibits or schedules it furnishes, under Rule 24b-2 of the Exchange Act.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995.
(2)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2009.
(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006.
(4)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 13, 2007.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended June 30, 2007.
(6)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 15, 2006.
(7)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 15, 2008.
(8)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on June 24, 2009.
(9)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 23, 2009.
(10)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 25, 2010.
(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011.
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 2, 2012.
(13)	Incorporated by reference to the Registrant’s Report on Form 8-K/A filed on September 17, 2012.
(14)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 4, 2012.
(15)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on November 21, 2012.
(16)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013
(17)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Report on Form 8-K filed on November 5, 2013
(18)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on February 22, 2016.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on April 4, 2016.
(20)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on April 4, 2016.
(21)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on April 4, 2016.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 12, 2017.
(23)	Filed with this report.