Form 10-Q
period 2017-09-30
RESMED INC
filed 2017-10-27
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________

FORM 10-Q

______________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-15317

______________________________________________________________________________________________

ResMed Inc.

(Exact name of registrant as specified in its charter)

______________________________________________________________________________________________

Delaware

(State or other jurisdiction of incorporation or organization)

98-0152841

(I.R.S. Employer Identification No.)

9001 Spectrum Center Blvd.

San Diego, CA 92123

United States of America

(Address of principal executive offices)

(858) 836-5000

(Registrant’s telephone number, including area code)

______________________________________________________________________________________________

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At October  21, 2017, there were 141,903,908 shares of Common Stock ($0.004 par value) outstanding.  This number excludes 41,086,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

Item 1.  Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	September 30, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$811,102	$821,935
Accounts receivable, net of allowance for doubtful accounts of $12,707 and $11,150 at September 30, 2017 and June 30, 2017, respectively	431,354	450,530
Inventories (note 2)	300,472	268,319
Prepaid expenses and other current assets	115,018	103,219
Total current assets	1,657,946	1,644,003
Non-current assets:
Property, plant and equipment, net (note 3)	400,795	394,241
Goodwill (note 4)	1,072,298	1,064,874
Other intangible assets, net (note 5)	251,025	261,800
Deferred income taxes	63,847	61,503
Other assets	43,706	42,066
Total non-current assets	1,831,671	1,824,484
Total assets	$3,489,617	$3,468,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,082	$92,763
Accrued expenses	179,228	186,295
Deferred revenue	53,294	51,918
Income taxes payable (note 7)	33,981	29,150
Total current liabilities	351,585	360,126
Non-current liabilities:
Deferred revenue	55,692	53,235
Deferred income taxes	11,566	13,822
Other long-term liabilities	2,375	2,427
Long-term debt (note 9)	1,018,871	1,078,611
Total non-current liabilities	1,088,504	1,148,095
Total liabilities	1,440,089	1,508,221
Commitments and contingencies (note 13)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 183,350,020 issued and 142,263,786 outstanding at September 30, 2017 and 183,260,958 issued and 142,174,724 outstanding at June 30, 2017	569	569
Additional paid-in capital	1,395,576	1,379,130
Retained earnings	2,352,664	2,316,237
Treasury stock, at cost, 41,086,234 shares at September 30, 2017 and June 30, 2017	(1,546,611)	(1,546,611)
Accumulated other comprehensive loss	(152,670)	(189,059)
Total stockholders’ equity	2,049,528	1,960,266
Total liabilities and stockholders’ equity	$3,489,617	$3,468,487

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended September 30,
	2017	2016

Net revenue	$523,659	$465,450
Cost of sales (excluding amortization of acquired intangible assets)	218,054	196,266
Gross profit	305,605	269,184
Operating expenses:
Selling, general and administrative	143,849	128,851
Research and development	37,415	34,446
Amortization of acquired intangible assets	11,783	11,741
Total operating expenses	193,047	175,038
Income from operations	112,558	94,146
Other income (loss), net:
Interest income	4,870	3,908
Interest expense	(7,785)	(6,401)
Other, net	(1,158)	1,272
Total other income (loss), net	(4,073)	(1,221)

Income before income taxes	108,485	92,925
Income taxes	22,360	16,818
Net income	$86,125	$76,107

Basic earnings per share (note 11)	$0.61	$0.54
Diluted earnings per share (note 11)	$0.60	$0.54
Dividend declared per share	$0.35	$0.33
Basic shares outstanding (000's)	142,247	140,785
Diluted shares outstanding (000's)	143,480	142,090

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2017	2016

Net income	$86,125	$76,107
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	36,389	29,723
Comprehensive income (loss)	$122,514	$105,830

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$86,125	$76,107
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,571	27,775
Stock-based compensation costs	11,948	12,049
Impairment of cost-method investments	962	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	23,317	36,207
Inventories	(26,942)	(28,073)
Prepaid expenses, net deferred income taxes and other current assets	(15,408)	(19,115)
Accounts payable, accrued expenses and other	(15,590)	(18,707)
Net cash provided by operating activities	93,983	86,243
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,030)	(14,560)
Patent registration costs	(2,242)	(2,471)
Business acquisitions, net of cash acquired	-	(3,090)
Investment in cost-method investments	(3,225)	(2,758)
Proceeds (Payments) on maturity of foreign currency contracts	6,073	9,710
Net cash used in investing activities	(15,424)	(13,169)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,615	6,330
Proceeds from borrowings, net of borrowing costs	50,000	25,000
Repayment of borrowings	(110,000)	(25,000)
Dividend paid	(49,698)	(46,378)
Net cash used in financing activities	(106,083)	(40,048)
Effect of exchange rate changes on cash	16,691	17,198
Net increase (decrease) in cash and cash equivalents	(10,833)	50,224
Cash and cash equivalents at beginning of period	821,935	731,434
Cash and cash equivalents at end of period	$811,102	$781,658
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$30,157	$28,261
Interest paid	$7,785	$6,401

Fair value of assets acquired, excluding cash	$-	$1,891
Goodwill on acquisition	-	457
Deferred payments	-	742
Total cash component of purchase price	$-	$3,090

(1)      Summary of Significant Accounting Policies

Organization and Basis of Presentation

ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group.  Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea.  Our manufacturing operations are located in Australia, Singapore, Malaysia, France, China and the United States.  Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia, Japan, China, Norway and Sweden.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

The condensed consolidated financial statements for the three months ended September 30, 2017 and September 30, 2016 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2017.

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

New Accounting Pronouncements

(a)  Recently issued accounting standards not yet adopted

ASU No. 2014-09, “Revenue from Contracts with Customers”

In May, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”), ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Since its initial release, the FASB has issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses, and principal vs. agent considerations. ASU 2014-09 and all subsequent amendments (collectively, the “new revenue recognition standards”) will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The guidance also requires improved disclosures on the nature, amount, timing, and uncertainty of revenue that is recognized.

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

ASU No. 2016-01, "Financial Instruments - Overall"

In January 2016, the FASB issued Accounting Standards Update ASU No. 2016-01, "Financial Instruments - Overall" (Topic 825-10). The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value with changes in fair value recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment for impairment quarterly at each reporting period. The amendments in ASU 2016-01 will be effective for our first quarter of the fiscal year ending June 30, 2019. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with prospective adoption of the amendments related to equity securities without readily determinable fair values existing as of the date of adoption. We are currently assessing the impact as this standard will be relevant for our Cost-Method Investments.

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

The new standard is effective for us beginning in the first quarter of the fiscal year ending June 30, 2020 and early application is permitted. ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of this standard on its consolidated financial statements and expect to commence an implementation project during the fiscal year ending June 30, 2018. While the formal impact assessment has not commenced, we expect this amendment will affect the way we account for operating leases where we are the lessee (as described above), require reassessment of how we account for revenue where we are the lessor and will result in increased disclosures for all lease arrangements.

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

(b)  Recently adopted accounting pronouncements

We have not adopted any new accounting pronouncements during the three months ended September 30, 2017.

(2)      Inventories

Inventories were comprised of the following at September 30, 2017 and June 30, 2017 (in thousands):

	September 30, 2017	June 30, 2017
Raw materials	$71,576	$75,658
Work in progress	5,002	4,297
Finished goods	223,894	188,364
Total inventories	$300,472	$268,319

(3)      Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of September 30, 2017 and June 30, 2017 (in thousands):

	September 30, 2017	June 30, 2017
Machinery and equipment	$236,263	$230,632
Computer equipment	159,592	154,032
Furniture and fixtures	49,958	47,074
Vehicles	7,917	7,667
Clinical, demonstration and rental equipment	90,018	86,024
Leasehold improvements	37,589	35,932
Land	55,973	55,311
Buildings	236,679	233,868
	873,989	850,540
Accumulated depreciation and amortization	(473,194)	(456,299)
Property, plant and equipment, net	$400,795	$394,241

(4)      Goodwill

Changes in the carrying amount of goodwill for three months ended September 30, 2017, and September 30, 2016, were as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Balance at the beginning of the period	$1,064,874	$1,059,245
Other adjustments, net	-	457
Foreign currency translation adjustments	7,424	3,056
Balance at the end of the period	$1,072,298	$1,062,758

(5)      Other Intangible Assets

Other intangible assets were comprised of the following as of September 30, 2017 and June 30, 2017 (in thousands):

	September 30, 2017	June 30, 2017
Developed/core product technology	$207,771	$206,258
Accumulated amortization	(101,513)	(93,079)
Developed/core product technology, net	106,258	113,179
Trade names	48,841	48,768
Accumulated amortization	(12,451)	(10,894)
Trade names, net	36,390	37,874
Non-compete agreements	3,695	3,660
Accumulated amortization	(2,384)	(2,236)
Non compete agreements, net	1,311	1,424
Customer relationships	123,664	122,458
Accumulated amortization	(44,078)	(40,050)
Customer relationships, net	79,586	82,408
In-process research and development	4,100	4,100
Accumulated amortization	-	-
In-process research and development, net	4,100	4,100
Patents	89,827	85,780
Accumulated amortization	(66,447)	(62,965)
Patents, net	23,380	22,815
Total other intangibles, net	$251,025	$261,800

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two and fifteen years. There are no expected residual values related to these intangible assets. In-process research and development is amortized over the estimated useful life of the assets, once the research and development efforts are completed. At least on an annual basis, we evaluate the in-process research and development balances for impairment.

(6)      Cost-Method Investments

The aggregate carrying amount of our cost-method investments at September 30, 2017 and June 30, 2017, was $40.6 million and $38.3 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered.  We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the three months ended September 30, 2017, we recognized $1.0 million of impairment losses related to our cost-method investments and did not recognize any impairment losses during the three months ended September 30, 2016. We have determined, after the impairment charges, that the fair values of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the three months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Balance at the beginning of the period	$38,324	$33,815
Investments	3,225	2,758
Impairment of cost-method investments	(962)	-
Balance at the end of the period	$40,587	$36,573

(7)      Income Taxes

In accordance with ASC 740 Income Taxes, each interim reporting period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its annual effective tax rate estimated for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, adjusted for discrete taxable events that occur during the interim period.

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

(8)      Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the three months ended September 30, 2017 and September 30, 2016, are as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Balance at the beginning of the period	$19,558	$15,043
Warranty accruals for the period	3,802	5,243
Warranty costs incurred for the period	(3,677)	(2,855)
Foreign currency translation adjustments	273	147
Balance at the end of the period	$19,956	$17,578

(9)        Debt

Debt at September 30, 2017 and June 30, 2017 consisted of the following (in thousands):

	September 30, 2017	June 30, 2017
Long-term debt	$1,020,000	$1,080,000
Deferred borrowing costs	(1,129)	(1,389)
Long-term debt, net	$1,018,871	$1,078,611

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700 million, with an uncommitted option to increase the revolving credit facility by an additional $300 million. On April 4, 2016, in connection with our acquisition of Brightree LLC (“Brightree”), we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700 million to $1 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million, and to make other modifications to provide for the acquisition of Brightree. On January 9, 2017, we entered into a second amendment to our agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increased the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility bears interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At September 30, 2017, the interest rate that was being charged on the outstanding principal amount was 2.7%.  A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25 million sublimit for letters of credit.

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

At September 30, 2017, there was $1,020.0 million outstanding under the revolving credit facility.

(10)    Stockholders’ Equity

Common Stock.    Since the inception of our share repurchase programs and through September 30, 2017, we have repurchased a total of 41.1 million shares at a cost of $1.5 billion.  Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. We temporarily suspended our share repurchase program due to recent acquisitions.  Accordingly, we did not repurchase any shares during the three months ended September 30, 2017 or September 30, 2016. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At September 30, 2017,  13.6 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, the board of directors designated 2.0 million shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at September 30, 2017 and June 30, 2017.

Stock Options and Restricted Stock Units.    We have granted stock options and restricted stock units to personnel, including officers and directors, in accordance with the ResMed Inc. 2009 Incentive Award Plan (the “2009 Plan”).  The options have expiration dates of seven years from the date of grant and the options and restricted stock units vest over one to four years. The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 43.7 million shares. The number of securities remaining available for future issuance under the 2009 Plan at September 30, 2017 is 11.6 million.

The following table summarizes option activity during the three months ended September 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,495,573	$47.09	3.9
Granted	-	-
Exercised	(147,675)	31.70
Forfeited	-	-
Outstanding at end of period	1,347,898	$48.78	3.9
Exercise price of granted options	$-
Options exercisable at end of period	820,348	$43.05

The following table summarizes the activity of restricted stock units during the three months ended September 30, 2017:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,906,394	$53.26	1.6
Granted	4,851	72.15
Vested	(3,232)	52.22
Expired	(8,395)	52.70
Forfeited	(4,212)	52.70
Outstanding at end of period	1,895,406	$53.31	1.3

Employee Stock Purchase Plan (the “ESPP”).    Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. At September 30, 2017, the number of shares remaining available for future issuance under the ESPP is 0.8 million shares.

(11)    Earnings Per Share

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

Stock options and restricted stock units of 6,982 and 264,672 for the three months ended September 30, 2017 and September 30, 2016, respectively, were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended September 30, 2017 and September 30, 2016 are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2017	2016
Numerator:
Net income	$86,125	$76,107
Denominator:
Basic weighted-average common shares outstanding	142,247	140,785
Effect of dilutive securities:
Stock options and restricted stock units	1,233	1,305
Diluted weighted average shares	143,480	142,090
Basic earnings per share	$0.61	$0.54
Diluted earnings per share	$0.60	$0.54

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

•	Level 3	Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable nor supported by an active market.

The following table summarizes our financial assets and liabilities, at September 30, 2017 and June 30, 2017, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at September 30, 2017
Foreign currency hedging instruments, net	$-	$(1,430)	$-	$(1,430)
Business acquisition contingent consideration	$-	$-	$(1,580)	$(1,580)
Balances at June 30, 2017
Foreign currency hedging instruments, net	$-	$2,760	$-	$2,760
Business acquisition contingent consideration	$-	$-	$(1,580)	$(1,580)

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

The following is a reconciliation of changes in the fair value of contingent consideration for the three months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Balance at the beginning of the period	$(1,580)	$(10,450)
Foreign currency translation adjustments	-	(4)
Balance at the end of the period	$(1,580)	$(10,454)

We did not have any significant non-financial assets or liabilities measured at fair value on September 30, 2017 or June 30, 2017.

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

Contingent Obligations Under Recourse Provisions

We use independent leasing companies to offer financing to some of our customers for the purchase of some of our products. Under these arrangements, if the customer qualifies under the leasing company’s credit criteria and finances the transaction, the customers repay the leasing company on a fixed payment plan. For some of these arrangements, the customer’s receivable balance is with recourse, either limited or full, whereby we are responsible for repaying the leasing company should the customer default. We record the outstanding amount of receivables with full recourse in accrued expenses, which is offset by an equivalent amount recorded in accounts receivable. Additionally, we record a contingent provision for doubtful accounts for expected customer defaults based on historical default rates and any specific customer accounts with collection issues.

The following table summarizes the amount of receivables sold with recourse during the three months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Total receivables sold:
Full recourse	$4,200	$1,501
Limited recourse	17,434	15,828
Total	21,634	17,329

The following table summarizes the maximum exposure on outstanding receivables sold with recourse and provision for doubtful accounts at September 30, 2017 and June 30, 2017 (in thousands):

	September 30, 2017	June 30, 2017
Maximum exposure on outstanding receivables:
Full recourse	$18,312	$18,068
Limited recourse	11,129	9,432
Total	29,441	27,500

Provision for doubtful accounts - recourse receivables	$(1,621)	$(1,437)

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

We held foreign currency instruments with notional amounts totaling $794.1 million and $568.2 million at September 30, 2017 and June 30, 2017, respectively, to hedge foreign currency fluctuations.  These contracts mature at various dates prior to December 31, 2019.

The following table summarizes the amount and location of our derivative financial instruments as of September 30, 2017 and June 30, 2017 (in thousands):

	September 30, 2017	June 30, 2017	Balance Sheet Caption
Foreign currency hedging instruments	$4,146	$2,614	Other assets - current
Foreign currency hedging instruments	632	1,273	Other assets - non current
Foreign currency hedging instruments	(6,208)	(1,127)	Accrued expenses
	$(1,430)	$2,760

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the three months ended September 30, 2017 and September 30, 2016, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Three Months Ended September 30,
	2017	2016
Foreign currency hedging instruments	$1,646	$6,000	Other, net
Other foreign-currency-denominated transactions	(2,282)	(5,199)	Other, net
	$(636)	$801

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments.  We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding the development and approval of new products and product applications, market expansion, pending litigation, pending or consummated acquisitions and the development of new markets for our products, such as cardiovascular and stroke markets.  These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2017 and elsewhere in this report.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended June 30, 2017, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”), including our subsequent reports on Forms 10-Q and 8-K.  These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three months ended September 30, 2017.  Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes, included in this report.

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

Since the development of continuous positive airway pressure therapy, we have expanded our business by developing or acquiring a number of products and solutions for a broader range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, dental devices, portable oxygen concentrators and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of SDB and respiratory conditions like chronic obstructive pulmonary disease as significant health concerns.  During the three months ended September 30, 2017, we invested $37.4 million on research and development activities with a continued focus on the development and commercialization of new, innovative products  and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs.

During the three months ended September 30, 2017, our net revenue increased by 13% compared to the three months ended September 30, 2016.  Gross margin was 58.4% for the three months ended September 30, 2017 compared to 57.8% for the three months ended September 30, 2016.  Diluted earnings per share for the three months ended September 30, 2017 was $0.60 per share, compared to $0.54 per share for the three months ended September 30, 2016.

At September 30, 2017, our cash and cash equivalents totaled $811.1 million, our total assets were $3.5 billion and our stockholders’ equity was $2.0 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue for the three months ended September 30, 2017 increased to $523.7 million from $465.4 million for the three months ended September 30, 2016,  an increase of $58.2 million or 13%  (an 11% increase on a constant currency basis). The increase in net revenue was attributable to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar positively impacted net revenues by approximately $7.3 million for the three months ended September 30, 2017. Brightree’s revenue for the three months ended September 30, 2017 was $38.1 million, an increase of 15% over the prior year quarter.

Net revenue in North and Latin America, excluding revenue attributable to Brightree, for the three months ended September 30, 2017 increased to $296.6 million from $267.9 million for the three months ended September 30, 2016,  an increase of $28.7 million or 11%. The increase in net revenue in North and Latin America, excluding revenue attributable to Brightree, is primarily due to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue in markets outside North and Latin America increased for the three months ended September 30, 2017 to $189.0 million from $164.5 million for the three months ended September 30, 2016,  an increase of $24.5 million or 15% (an 11% increase on a constant currency basis).  The constant currency increase in sales outside North and Latin America predominantly reflects an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue from devices for the three months ended September 30, 2017 increased to $286.2 million from $259.2 million for the three months ended September 30, 2017,  an increase of 10%, including an increase of 8% in North and Latin America and an increase of 13% outside North and Latin America  (a 9% increase on a constant currency basis).  Net revenue from masks and other accessories for the three months ended September 30, 2017 increased to $199.4 million from $173.2 million for the three months ended September 30, 2016,  an increase of 15%,  including an increase of 13% in North and Latin America and an increase of 19% outside North and Latin America  (a 15% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended September 30, 2017 increased by 8%, and masks and accessories sales increased by 14%, compared to the three months ended September 30, 2016.

The following table summarizes the percentage movements in our net revenue, excluding revenue attributable to Brightree, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016:

	North and Latin America	Markets outside North and Latin America	Total	Markets outside North and Latin America (Constant Currency)*	Total (Constant Currency)*
Devices	8%	13%	10%	9%	8%
Masks and other accessories	13%	19%	15%	15%	14%
Total	11%	15%	12%	11%	11%

*Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended September 30, 2017 to $305.6 million from $269.2 million for the three months ended September 30, 2016,  an increase of $36.4 million or 14%.  Gross profit as a percentage of net revenue for the three months ended September 30, 2017 was 58.4% compared to 57.8% for the three months ended September 30, 2016.

Our prior year gross margin was impacted by a $5.0 million expense associated with the Astral battery field safety notification. Excluding this expense, our gross margin was lower than last year predominantly attributable to declines in our average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2017 to $143.9 million from $128.9 million for the three months ended September 30, 2016,  an increase of $15.0 million or 12%.  Selling, general and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $2.6 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended September 30, 2017 increased by 10% compared to the three months ended September 30, 2016. Selling, general and administrative expenses, as a percentage of net revenue, were 27.5% for the three months ended September 30, 2017, compared to 27.7% for the three months ended September 30, 2016.

The constant currency increase in selling, general and administrative expenses was primarily due to additional personnel to support our commercial activities.

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2017 to $37.4 million from $34.4 million for the three months ended September 30, 2016,  an increase of $3.0 million, or 9%.  Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $1.0 million for the three months ended September 30, 2017, as reported in U.S. dollars.  Excluding the impact of foreign currency movements, research and development expenses increased by 6% compared to the three months ended September 30, 2016. Research and development expenses, as a percentage of net revenue, were 7.1% for the three months ended September 30, 2017, compared to 7.4% for the three months ended September 30, 2016.

The increase in research and development expenses in constant currency terms was primarily due to an increase in the number of research and development personnel and increases in materials and tooling costs incurred to facilitate development of new products.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2017 totaled $11.8 million compared to $11.7 million for the three months ended September 30, 2016.

Total Other (Loss) Income, Net

Total other (loss) income, net for the three months ended September 30, 2017 was a loss of $4.1 million compared to a loss of $1.2 million for the three months ended September 30, 2016.  The loss was predominantly attributable to an increase in interest expense due to higher borrowings and foreign currency losses.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2017 was 20.6% as compared to 18.1% for the three months ended September 30, 2016.  Our effective tax rate was impacted by tax benefits related to the vesting or settlement of employee share-based awards, which reduced our income tax expenses by $1.9 million for the three months ended September 30, 2017 as compared to $2.5 million for the three months ended September 30, 2016. Our effective income tax rate was also affected by the geographic mix of our taxable income.  Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020. As of September 30, 2017, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries, as those earnings are considered to be permanently reinvested outside the United States. We continuously evaluate the cash needs of our global operations and, in the future, may revise the amount of earnings considered to be permanently reinvested outside the United States.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended September 30, 2017 was $86.1 million compared to net income of $76.1 million for the three months ended September 30, 2016, an increase of 13% over the three months ended September 30, 2016.

Our diluted earnings per share for the three months ended September 30, 2017 were $0.60 per diluted share compared to $0.54 for the three months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017 and June 30, 2017, we had cash and cash equivalents of $811.1 million and $821.9 million, respectively.  Working capital was $1,306.4 million and $1,283.9 million, at September 30, 2017 and June 30, 2017, respectively.

As of September 30, 2017 and June 30, 2017, our cash and cash equivalent balances held within the United States amounted to $36.7 million and $23.2 million, respectively.  Our remaining cash and cash equivalent balances at September 30, 2017 and June 30, 2017, of $774.4 million and $798.7 million, respectively, were held by our non-U.S. subsidiaries and would be subject to tax if repatriated. If these funds were needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. We continuously evaluate the cash needs of our global operations and, in the future, may revise the amount of earnings considered to be permanently reinvested outside the United States. Our cash and cash equivalent balances are held at highly rated financial institutions.

Inventories at September 30, 2017 were $300.5 million,  an increase of $32.2 million or 12% from the June 30, 2017 balance of $268.3 million.  The increase in inventories was required to support our revenue growth and new product introductions.

Accounts receivable at September 30, 2017 were $431.4 million,  a decrease of $19.2 million or 4% compared to the June 30, 2017,  balance of $450.5 million.  Accounts receivable days outstanding of 72 days at September 30, 2017,  were higher than the 68 days at June 30, 2017.  Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2017,  was 2.9%, compared to 2.4% at June 30, 2017.

During the three months ended September 30, 2017, we generated cash of $94.0 million from operations compared to $86.2 million for the three months ended September 30, 2016.  The higher level of cash generated from operations during the three months ended September 30, 2017, was primarily driven by the increase in underlying net income. Movements in foreign currency exchange rates during the three months ended September 30, 2017, had the effect of increasing our cash and cash equivalents by $16.7 million, as reported in U.S. dollars. We temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the three months ended September 30, 2017 and September 30, 2016. During the three months ended September 30, 2017 and 2016, we also paid dividends totaling $49.7 million and $46.4 million, respectively.

Capital expenditures for the three months ended September 30, 2017 and 2016, amounted to $16.0 million and $14.6 million, respectively. The capital expenditures for the three months ended September 30, 2017, primarily reflected investment in computer hardware and software, production tooling, equipment and machinery, and rental and loan equipment. At September 30, 2017, our balance sheet reflects net property, plant and equipment of $400.8 million compared to $394.2 million at June 30, 2017.

Details of contractual obligations at September 30, 2017, are as follows:

		Payments Due by September 30,
In $000’s	Total	2018	2019	2020	2021	2022	Thereafter
Long Term Debt	$1,020,000	$-	$1,020,000	$-	$-	$-	$-
Interest on Long Term Debt	30,828	28,457	2,371	-	-	-	-
Operating Leases	64,450	20,309	14,036	8,378	5,677	4,636	11,414
Capital Leases	382	151	107	124	-	-	-
Purchase Obligations	222,232	222,232	-	-	-	-	-
Total	$1,337,892	$271,149	$1,036,514	$8,502	$5,677	$4,636	$11,414

Details of other commercial commitments at September 30, 2017, are as follows:

		Amount of Commitment Expiration Per Period
In $000’s	Total	2018	2019	2020	2021	2022	Thereafter
Standby Letter of Credit	$12,649	$9,194	$-	$-	$-	$-	$3,455
Guarantees*	13,070	48	1,276	66	26	13	11,640
Total	$25,718	$9,242	$1,276	$66	$26	$13	$15,095

*The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700 million, with an uncommitted option to increase the revolving credit facility by an additional $300 million. On April 4, 2016, in connection with our acquisition of Brightree LLC (“Brightree”), we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700 million to $1 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million, and to make other modifications to provide for the acquisition of Brightree. On January 9, 2017, we entered into a second amendment to our agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increased the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300 million. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility bears interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At September 30, 2017, the interest rate that was being charged on the outstanding principal amount was 2.7%.  A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25 million sublimit for letters of credit.

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

At September 30, 2017, we were in compliance with the debt covenants under the revolving credit agreement and there was $1,020.0 million outstanding under the revolving credit facility.

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

For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended June 30, 2017.

Recently Issued Accounting Pronouncements

See note 1 to the unaudited condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2017, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated balances by legal entity functional currency as of September 30, 2017 (in thousands):

	U.S.	Euro	Great Britain	Canadian	Chinese	Malaysian
	Dollar		Pound	Dollar	Yuan	Ringgit
	(USD)	(EUR)	(GBP)	(CAD)	(CNY)	(MYR)
AUD Functional:
Assets	366,412	180,514	-	-	18,422	5,131
Liability	(101,786)	(99,189)	(7,429)	(748)	(573)	(0)
Foreign Currency Hedges	(272,000)	(81,527)	6,698	-	(13,524)	(4,736)
Net Total	(7,374)	(201)	(731)	(748)	4,325	395
USD Functional:
Assets	-	-	-	20,133	-	-
Liability	-	(5)	-	(1,281)	-	-
Foreign Currency Hedges	-	-	-	(14,440)	-	-
Net Total	-	(5)	-	4,413	-	-
EURO Functional:
Assets	1,185	-	6,242	-	-	-
Liability	(800)	-	(116)	-	-	-
Foreign Currency Hedges	-	-	(2,679)	-	-	-
Net Total	385	-	3,447	-	-	-
SGD Functional:
Assets	298,931	102,676	-	-	10	-
Liability	(90,258)	(38,574)	-	-	-	(1)
Foreign Currency Hedges	(213,000)	(79,163)	-	-	-	-
Net Total	(4,327)	(15,062)	-	-	10	(1)

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at September 30, 2017. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

					Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Year 3	Total	September 30, 2017	June 30, 2017
Receive AUD/Pay USD
Contract amount	272,000	-	-	272,000	953	1,499
Ave. contractual exchange rate	AUD 1 = USD 0.7806			AUD 1 = USD 0.7806
Receive AUD/Pay Euro
Contract amount	128,788	47,262	11,815	187,865	123	1,191
Ave. contractual exchange rate	AUD 1 = Euro 0.6687	AUD 1 = Euro 0.6694	AUD 1 = Euro 0.6900	AUD 1 = Euro 0.6702
Receive SGD/Pay Euro
Contract amount	79,163	-	-	79,163	(195)	103
Ave. contractual exchange rate	SGD 1 = Euro 0.6232			SGD 1 = Euro 0.6232
Receive SGD/Pay USD
Contract amount	213,000	-	-	213,000	(1,627)	45
Ave. contractual exchange rate	SGD 1 = USD 0.7412			SGD 1 = USD 0.7412
Receive GBP/Pay AUD
Contract amount	6,698	-	-	6,698	0	17
Ave. contractual exchange rate	AUD 1 = GBP 0.5839			AUD 1 = GBP 0.5839
Receive EUR/Pay GBP
Contract amount	2,679	-	-	2,679	11	(8)
Ave. contractual exchange rate	EUR 1 = GBP 0.8795			EUR 1 = GBP 0.8795
Receive AUD/Pay CNY
Contract amount	13,524	-	-	13,524	(43)	18
Ave. contractual exchange rate	AUD 1 = CNY 5.2480			AUD 1 = CNY 5.2480
Receive USD/Pay CAD
Contract amount	14,440	-	-	14,440	(604)	(45)
Ave. contractual exchange rate	USD 1 = CAD 1.3010			USD 1 = CAD 1.3010
Receive AUD/Pay MYR
Contract amount	4,736	-	-	4,736	(48)	(60)
Ave. contractual exchange rate	AUD 1 = MYR 3.3433			AUD 1 = MYR 3.3433

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2017, we held cash and cash equivalents of $811.1 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates.  At September 30, 2017,  there was $1,020.0 million outstanding under the revolving credit facility, which is subject to variable interest rates.  A hypothetical 10% change in interest rates during the three months ended September 30, 2017, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

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

Item 1A   Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2017 which was filed with the SEC and describe the various risks and uncertainties to which we are or may become subject. As of September 30, 2017, there have been no further material changes to such risk factors.

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

We temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the three months ended September 30, 2017. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.1 million shares at a total cost of $1.5 billion.

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

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on October 26, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

October  26, 2017

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)