Form 10-Q
period 2017-12-31
RESMED INC
filed 2018-01-24
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________

FORM 10-Q

______________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At January 17, 2018, there were 142,927,127 shares of Common Stock ($0.004 par value) outstanding.  This number excludes 41,186,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.  Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$858,899	$821,935
Accounts receivable, net of allowance for doubtful accounts of $14,341 and $11,150 at December 31, 2017 and June 30, 2017, respectively	482,934	450,530
Inventories (note 2)	296,062	268,319
Prepaid expenses and other current assets	116,454	103,219
Total current assets	1,754,349	1,644,003
Non-current assets:
Property, plant and equipment, net (note 3)	401,537	394,241
Goodwill (note 4)	1,075,315	1,064,874
Other intangible assets, net (note 5)	240,027	261,800
Deferred income taxes	50,722	61,503
Other assets	42,050	42,066
Total non-current assets	1,809,651	1,824,484
Total assets	$3,564,000	$3,468,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$78,351	$92,763
Accrued expenses	189,368	186,295
Deferred revenue	53,284	51,918
Short-term income taxes payable (note 7)	16,276	29,150
Short-term debt, net (note 9)	1,019,132	-
Total current liabilities	1,356,411	360,126
Non-current liabilities:
Deferred revenue	63,289	53,235
Deferred income taxes	13,141	13,822
Other long-term liabilities	2,217	2,427
Long-term debt, net (note 9)	-	1,078,611
Long-term income taxes payable (note 7)	109,414	-
Total non-current liabilities	188,061	1,148,095
Total liabilities	1,544,472	1,508,221
Commitments and contingencies (note 13)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 184,078,205 issued and 142,891,971 outstanding at December 31, 2017 and 183,260,958 issued and 142,174,724 outstanding at June 30, 2017	572	569
Additional paid-in capital	1,409,993	1,379,130
Retained earnings	2,312,335	2,316,237
Treasury stock, at cost, 41,186,234 shares at December 31, 2017 and 41,086,234 shares at June 30, 2017	(1,555,152)	(1,546,611)
Accumulated other comprehensive loss	(148,220)	(189,059)
Total stockholders’ equity	2,019,528	1,960,266
Total liabilities and stockholders’ equity	$3,564,000	$3,468,487

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Net revenue	$601,273	$530,397	$1,124,932	$995,846
Cost of sales (excluding amortization of acquired intangible assets)	251,481	221,326	469,535	417,592
Gross profit	349,792	309,071	655,397	578,254
Operating expenses:
Selling, general and administrative	151,816	139,307	295,666	268,158
Research and development	40,643	38,190	78,058	72,637
Restructuring expenses	-	4,413	-	4,413
Litigation settlement expenses	-	8,500	-	8,500
Acquisition related expenses	-	10,076	-	10,076
Amortization of acquired intangible assets	11,317	11,690	23,099	23,431
Total operating expenses	203,776	212,176	396,823	387,215
Income from operations	146,016	96,895	258,574	191,039
Other income (loss), net:
Interest income	4,579	4,191	9,449	8,065
Interest expense	(7,370)	(6,628)	(15,155)	(12,994)
Other, net	(1,460)	1,749	(2,618)	3,021
Total other income (loss), net	(4,251)	(688)	(8,324)	(1,908)

Income before income taxes	141,765	96,207	250,250	189,131
Income taxes	132,238	19,464	154,599	36,282
Net income	$9,527	$76,743	$95,651	$152,849

Basic earnings per share (note 11)	$0.07	$0.54	$0.67	$1.08
Diluted earnings per share (note 11)	$0.07	$0.54	$0.67	$1.08
Dividend declared per share	$0.35	$0.33	$0.70	$0.66
Basic shares outstanding (000's)	142,715	141,310	142,511	141,048
Diluted shares outstanding (000's)	143,855	142,097	143,757	141,982

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Net income	$9,527	$76,743	$95,651	$152,849
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	4,450	(107,048)	40,839	(77,325)
Comprehensive income (loss)	$13,977	$(30,305)	$136,490	$75,524

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$95,651	$152,849
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,945	55,504
Stock-based compensation costs	23,958	22,802
Impairment of cost-method investments	2,254	206
Changes in fair value of business combination contingent consideration	-	10,076
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(26,145)	(7,080)
Inventories	(20,760)	(36,104)
Prepaid expenses, net deferred income taxes and other current assets	(2,858)	(15,197)
Accounts payable, accrued expenses and other	95,489	23,086
Net cash provided by operating activities	226,534	206,142
Cash flows from investing activities:
Purchases of property, plant and equipment	(32,000)	(29,247)
Patent registration costs	(4,624)	(4,603)
Business acquisitions, net of cash acquired	-	(3,184)
Investment in cost-method investments	(3,725)	(3,867)
Proceeds (payments) on maturity of foreign currency contracts	(3,330)	8,209
Net cash used in investing activities	(43,679)	(32,692)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,587	9,816
Purchases of treasury stock	(8,541)	-
Proceeds from borrowings, net of borrowing costs	50,000	75,000
Repayment of borrowings	(110,000)	(80,000)
Dividend paid	(99,553)	(92,865)
Net cash used in financing activities	(161,507)	(88,049)
Effect of exchange rate changes on cash	15,616	(28,689)
Net increase (decrease) in cash and cash equivalents	36,964	56,712
Cash and cash equivalents at beginning of period	821,935	731,434
Cash and cash equivalents at end of period	$858,899	$788,146
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$51,456	$60,282
Interest paid	$15,155	$13,098

Fair value of assets acquired, excluding cash	$-	$4,519
Liabilities assumed	-	(76)
Goodwill on acquisition	-	(2,095)
Deferred payments	-	836
Total cash component of purchase price	$-	$3,184

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

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

The condensed consolidated financial statements for the three and six months ended December 31, 2017 and December 31, 2016 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2017.

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

We formed an implementation team in fiscal year June 30, 2017 to oversee adoption of the new revenue recognition standards. The implementation team completed the diagnostic phase of its project which has included assessing the composition and detailed review of our contract portfolio and selection of sample contracts for assessment. There are a number of steps in the team’s project plan that remain to be completed including: finalizing contract reviews, evaluating the impact, and working through required changes to systems, business processes and controls to support the adoption of the new revenue recognition standards. We expect there will be changes to our accounting policies to align with terminology and concepts in the new revenue recognition standards as well as increased disclosures relating to our revenue streams, contract-related balances and contract details.

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

The new standard is effective for us beginning in the first quarter of the fiscal year ending June 30, 2020 and early application is permitted. ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of this standard on our consolidated financial statements and expect to commence an implementation project during the fiscal year ending June 30, 2018. While the formal impact assessment has not commenced, we expect this amendment will affect the way we account for operating leases where we are the lessee (as described above), require reassessment of how we account for revenue where we are the lessor and will result in increased disclosures for all lease arrangements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory”

In October 2016, the FASB issued Accounting Standard Update ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” (Topic 740). Under the new guidance, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 will be effective for the first quarter of our fiscal year ending June 30, 2019. If we enter into transactions within the scope of the standard, it could result in additional deferred tax balances being recognized at the time of the transfer.

(b)  Recently adopted accounting pronouncements

We have not adopted any new accounting pronouncements during the six months ended December 31, 2017.

(2)      Inventories

Inventories were comprised of the following at December 31, 2017 and June 30, 2017 (in thousands):

	December 31, 2017	June 30, 2017
Raw materials	$79,246	$75,658
Work in progress	4,798	4,297
Finished goods	212,018	188,364
Total inventories	$296,062	$268,319

(3)      Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of December 31, 2017 and June 30, 2017 (in thousands):

	December 31, 2017	June 30, 2017
Machinery and equipment	$243,738	$230,632
Computer equipment	161,199	154,032
Furniture and fixtures	51,429	47,074
Vehicles	7,963	7,667
Clinical, demonstration and rental equipment	93,386	86,024
Leasehold improvements	37,984	35,932
Land	55,859	55,311
Buildings	236,318	233,868
	887,876	850,540
Accumulated depreciation and amortization	(486,339)	(456,299)
Property, plant and equipment, net	$401,537	$394,241

(4)      Goodwill

Changes in the carrying amount of goodwill for six months ended December 31, 2017, and December 31, 2016,  were as follows (in thousands):

	Six Months Ended December 31,
	2017	2016
Balance at the beginning of the period	$1,064,874	$1,059,245
Business acquisition	-	(2,095)
Foreign currency translation adjustments	10,441	(10,846)
Balance at the end of the period	$1,075,315	$1,046,304

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(5)      Other Intangible Assets

Other intangible assets were comprised of the following as of December 31, 2017 and June 30, 2017 (in thousands):

	December 31, 2017	June 30, 2017
Developed/core product technology	$208,445	$206,258
Accumulated amortization	(108,715)	(93,079)
Developed/core product technology, net	99,730	113,179
Trade names	48,880	48,768
Accumulated amortization	(13,976)	(10,894)
Trade names, net	34,904	37,874
Non-compete agreements	3,688	3,660
Accumulated amortization	(2,490)	(2,236)
Non-compete agreements, net	1,198	1,424
Customer relationships	123,957	122,458
Accumulated amortization	(47,465)	(40,050)
Customer relationships, net	76,492	82,408
In-process research and development	4,100	4,100
Accumulated amortization	-	-
In-process research and development, net	4,100	4,100
Patents	92,116	85,780
Accumulated amortization	(68,513)	(62,965)
Patents, net	23,603	22,815
Total other intangibles, net	$240,027	$261,800

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

(6)      Cost-Method Investments

The aggregate carrying amount of our cost-method investments at December 31, 2017 and June 30, 2017, was $39.8 million and $38.3 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered.  We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the six months ended December 31, 2017 and 2016, we recognized $2.3 million and $0.2 million, respectively, of impairment losses related to our cost-method investments. We have determined, after the impairment charge, that the fair value of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the six months ended December 31, 2017 and December 31, 2016  (in thousands):

	Six Months Ended December 31,
	2017	2016
Balance at the beginning of the period	$38,324	$33,815
Investments	3,725	3,867
Impairment of cost-method investments	(2,254)	(206)
Balance at the end of the period	$39,795	$37,476

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

We are currently under audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013. In December 2017, we received a Statement of Audit Position from the ATO which provides the ATO auditor’s position on the factual and technical issues under audit, and included proposed adjustments totaling approximately $150.0 million in additional tax. The audit is ongoing and we have not received a Notice of Amended Assessment. We do not agree with the ATO’s position and continue to believe we are more likely than not to be successful in defending our position, and therefore have not recognized any additional tax liabilities in relation to this audit. We will pursue all administrative and legal steps in defense of our position; however, if we are not successful in defending our position, the outcome may materially adversely affect our financial results.

Our income tax expense, short-term income taxes payable and long-term income taxes payable were impacted by charges associated with the Tax Cuts and Jobs Act (“U.S. legislation”) enacted on December 22, 2017, which resulted in additional income tax expense of $126.6 million. Specifically, the income tax expense includes both the transition tax imposed on our accumulated foreign earnings, which resulted in additional income tax expense of $119.9 million, and the write down in the carrying value of our net deferred tax assets due to the lower corporate tax rate, which resulted in additional income tax expense of $6.7 million.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the additional estimated income tax of $126.6 million represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation. In accordance with SAB 118, the additional estimated income tax of $126.6 million is considered provisional and will be finalized before December 22, 2018.

(8)      Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the six months ended December 31, 2017 and December 31, 2016,  are as follows (in thousands):

	Six Months Ended December 31,
	2017	2016
Balance at the beginning of the period	$19,558	$15,043
Warranty accruals for the period	8,375	8,851
Warranty costs incurred for the period	(7,493)	(6,125)
Foreign currency translation adjustments	423	(855)
Balance at the end of the period	$20,863	$16,914

(9)        Debt

Debt at December 31, 2017 and June 30, 2017 consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Short-term debt	$1,020,000	$-
Deferred borrowing costs	(868)	-
Short-term debt, net	1,019,132	-
	-
Long-term debt	$-	$1,080,000
Deferred borrowing costs	-	(1,389)
Long-term debt, net	$-	$1,078,611
Total debt	$1,019,132	$1,078,611

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. On April 4, 2016, in connection with our acquisition of Brightree LLC (“Brightree”), we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700.0 million to $1.0 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million, and to make other modifications to provide for the acquisition of Brightree. On January 9, 2017, we entered into a second amendment to our agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increased the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility bears interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At December 31, 2017, the interest rate that was being charged on the outstanding principal amount was 2.8%.  A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25.0 million sublimit for letters of credit.

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

At December 31, 2017, there was $1,020.0 million outstanding under the revolving credit facility.

(10)    Stockholders’ Equity

Common Stock.    During the six months ended December 31, 2017, we repurchased 100,000 shares at a cost of $8.5 million.  Since the inception of our share repurchase programs and through December 31, 2017, we have repurchased a total of 41.2 million shares at a cost of $1.5 billion.  Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At December 31, 2017, 13.5 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, the board of directors designated 2.0 million shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at December 31, 2017 and June 30, 2017.

Stock Options and Restricted Stock Units.    We have granted stock options and restricted stock units to personnel, including officers and directors, in accordance with the amended and restated ResMed Inc. 2009 Incentive Award Plan (as amended and restated the “2009 Plan”).  The options have expiration dates of seven years from the date of grant and the options and restricted stock units vest over one to four years.

At the annual meeting of our stockholders in November 2017, our stockholders approved an amendment and restatement to the 2009 Plan to increase the number of shares of common stock that may be issued or transferred pursuant to awards under the 2009 Plan by 7.4 million. While these additional shares have been authorized by the stockholders, they are pending registration with the SEC.

The amendment and restatement imposed a maximum award amount which may be granted under the 2009 Plan to non-employee director in a calendar year, which when taken together with any other cash fees earned for services as a non-employee director during the calendar year, has a total value of $0.7 million, or $1.2 million in the case of a non-employee director who is also serving as chairman of our board of directors. The amendment and restatement also increased the maximum amount payable pursuant to cash-denominated performance awards granted to any US Internal Revenue Code Section 162(m) “covered employee” in any calendar year from $3.0 million to $5.0 million. In addition, the amendment and restatement extended the existing prohibition on the payment of dividends or dividend equivalents on unvested awards to apply to all awards, including time-based restricted stock, deferred stock and stock payment. The term of the 2009 Plan was extended by four years so that the plan expires on September 11, 2027. The amendment became effective on the date of adoption by our board of directors which was September 11, 2017.

At December 31, 2017, the maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 51.1 million shares. The number of securities remaining available for future issuance under the 2009 Plan at December 31, 2017 is 17.6 million.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes option activity during the six months ended December 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,495,573	$47.09	3.9
Granted	238,815	84.98
Exercised	(362,522)	33.34
Forfeited	-	-
Outstanding at end of period	1,371,866	$57.32	4.5
Exercise price of granted options	$84.98
Options exercisable at end of period	849,755	$49.14

The following table summarizes the activity of restricted stock units during the six months ended December 31, 2017:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,906,394	$53.26	1.6
Granted	472,155	80.07
Vested	(624,617)	52.05
Expired	(8,415)	53.25
Forfeited	(13,023)	53.25
Outstanding at end of period	1,732,494	$62.53	2.1

Employee Stock Purchase Plan (the “ESPP”).    Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. During the six months ended December 31, 2017 and December 31, 2016, we issued 148,000 and 142,000 shares to our employees associated with the ESPP, respectively. At December 31, 2017, the number of shares remaining available for future issuance under the ESPP is 0.7 million shares.

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

Stock options and restricted stock units of 126,390 and 410,520 for the three months ended December 31, 2017 and December 31, 2016, respectively, and stock options and restricted stock units of 159,603 and 337,487 for the six months ended December 31, 2017 and December 31, 2016, respectively, were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the three and six months ended December 31, 2017 and December 31, 2016 are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Numerator:
Net income	$9,527	$76,743	$95,651	$152,849
Denominator:
Basic weighted-average common shares outstanding	142,715	141,310	142,511	141,048
Effect of dilutive securities:
Stock options and restricted stock units	1,140	787	1,246	934
Diluted weighted average shares	143,855	142,097	143,757	141,982
Basic earnings per share	$0.07	$0.54	$0.67	$1.08
Diluted earnings per share	$0.07	$0.54	$0.67	$1.08

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

The following table summarizes our financial assets and liabilities, at December 31, 2017 and June 30, 2017, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at December 31, 2017
Foreign currency hedging instruments, net	$-	$7,669	$-	$7,669
Business acquisition contingent consideration	$-	$-	$(1,580)	$(1,580)
Balances at June 30, 2017
Foreign currency hedging instruments, net	$-	$2,760	$-	$2,760
Business acquisition contingent consideration	$-	$-	$(1,580)	$(1,580)

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

The following is a reconciliation of changes in the fair value of contingent consideration for the six months ended December 31, 2017 and December 31, 2016 (in thousands):

	Six Months Ended December 31,
	2017	2016
Balance at the beginning of the period	$(1,580)	$(10,450)
Changes in fair value included in operating income	-	(10,076)
Foreign currency translation adjustments	-	19
Balance at the end of the period	$(1,580)	$(20,507)

We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2017 or June 30, 2017.

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the amount of receivables sold with recourse during the six months ended December 31, 2017 and December 31, 2016 (in thousands):

	Six Months Ended December 31,
	2017	2016
Total receivables sold:
Full recourse	$9,882	$8,455
Limited recourse	35,960	33,794
Total	45,842	42,249

The following table summarizes the maximum exposure on outstanding receivables sold with recourse and provision for doubtful accounts at December 31, 2017 and June 30, 2017 (in thousands):

	December 31, 2017	June 30, 2017
Maximum exposure on outstanding receivables:
Full recourse	$18,312	$18,068
Limited recourse	8,687	9,432
Total	26,999	27,500

Provision for doubtful accounts - recourse receivables	$(1,279)	$(1,437)

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

We held foreign currency instruments with notional amounts totaling $789.3 million and $568.2 million at December 31, 2017 and June 30, 2017, respectively, to hedge foreign currency fluctuations.  These contracts mature at various dates prior to December 31, 2019.

The following table summarizes the amount and location of our derivative financial instruments as of December 31, 2017 and June 30, 2017 (in thousands):

	December 31, 2017	June 30, 2017	Balance Sheet Caption
Foreign currency hedging instruments	$9,687	$2,614	Other assets - current
Foreign currency hedging instruments	(126)	1,273	Other assets - non current
Foreign currency hedging instruments	(1,892)	(1,127)	Accrued expenses
	$7,669	$2,760

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the six months ended December 31, 2017 and December 31, 2016, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Six Months Ended December 31,
	2017	2016
Foreign currency hedging instruments	$1,570	$(18,713)	Other, net
Other foreign-currency-denominated transactions	(2,379)	21,695	Other, net
	$(809)	$2,982

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and six months ended December 31, 2017.  Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes, included in this report.

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

Since the development of continuous positive airway pressure therapy, we have expanded our business by developing or acquiring a number of products and solutions for a broader range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, dental devices, portable oxygen concentrators and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of SDB and respiratory conditions like chronic obstructive pulmonary disease as significant health concerns.  During the three months ended December 31, 2017, we invested $40.6 million on research and development activities with a continued focus on the development and commercialization of new, innovative products  and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs.

During the three months ended December 31, 2017, our net revenue increased by 13% compared to the three months ended December 31, 2016.  Gross margin was 58.2% for the three months ended December 31, 2017 compared to 58.3% for the three months ended December 31, 2016.  Diluted earnings per share for the three months ended December 31, 2017 was $0.07 per share, compared to $0.54 per share for the three months ended December 31, 2016.

At December 31, 2017, our cash and cash equivalents totaled $858.9 million, our total assets were $3.6 billion and our stockholders’ equity was $2.0 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue for the three months ended December 31, 2017 increased to $601.3 million from $530.4 million for the three months ended December 31, 2016,  an increase of $70.9 million or 13%  (an 11% increase on a constant currency basis). The increase in net revenue was attributable to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar positively impacted net revenues by approximately $14.4 million for the three months ended December 31, 2017. Revenue from Brightree, our software as a service business, for the three months ended December 31, 2017 was $38.7 million, an increase of 14% over the prior year quarter.

Net revenue in U.S., Canada and Latin America, excluding revenue attributable to Brightree, for the three months ended December 31, 2017 increased to $329.2 million from $293.0 million for the three months ended December 31, 2016,  an increase of $36.2 million or 12%.  The increase in net revenue in U.S., Canada and Latin America, excluding revenue attributable to Brightree, is primarily due to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue in combined Europe, Asia and other markets increased for the three months ended December 31, 2017 to $233.4 million from $203.6 million for the three months ended December 31, 2016,  an increase of $29.8 million or 15%  (an 8% increase on a constant currency basis).  The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue from devices for the three months ended December 31, 2017 increased to $337.0 million from $301.0 million for the three months ended December 31, 2017,  an increase of 12%, including an increase of 13% in U.S., Canada and Latin America and an increase of 11% in combined Europe, Asia and other markets  (a 5% increase on a constant currency basis).  Net revenue from masks and other accessories for the three months ended December 31, 2017 increased to $225.6 million from $195.6 million for the three months ended December 31, 2016,  an increase of 15%,  including an increase of 12% in U.S., Canada and Latin America and an increase of 23% in combined Europe, Asia and other markets  (a 16% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended December 31, 2017 increased by 9%, and masks and accessories sales increased by 13%, compared to the three months ended December 31, 2016.

The following table summarizes the percentage movements in our net revenue, excluding revenue attributable to Brightree, for the three months ended December 31, 2017 compared to the three months ended December 31, 2016:

	U.S., Canada and Latin America	Combined Europe, Asia and other markets	Total	Combined Europe, Asia and other markets (Constant Currency)*	Total (Constant Currency)*
Devices	13%	11%	12%	5%	9%
Masks and other accessories	12%	23%	15%	16%	13%
Total	12%	15%	13%	8%	10%

*Constant currency numbers exclude the impact of movements in international currencies.

Net revenue for the six months ended December 31, 2017, was $1,124.9 million, compared to $995.8 million for the six months ended December 31, 2016,  an increase of 13%. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $21.7 million during the six months ended December 31, 2017. Excluding the impact of currency movements, total revenue for the six months ended December 31, 2017 increased by 11% compared to the six months ended December 31, 2016. For the six months ended December 31, 2017, revenue from sales of devices increased by 11% compared to the six months ended December 31, 2016, comprised of an increase of 11% in North and Latin America and an increase of 12% elsewhere (a 7% increase in constant currency terms). For the six months ended December 31, 2017, revenue from masks and other accessories increased by 15% compared to the six months ended December 31, 2016,  comprised of an increase 13% in North and Latin America and a 21% increase elsewhere (a 16% increase in constant currency terms).

The following table summarizes the percentage movements in our net revenue, excluding revenue attributable to Brightree, for the six months ended December 31, 2017 compared to the six months ended December 31, 2016:

	U.S., Canada and Latin America	Combined Europe, Asia and other markets	Total	Combined Europe, Asia and other markets (Constant Currency)*	Total (Constant Currency)*
Devices	11%	12%	11%	7%	9%
Masks and other accessories	13%	21%	15%	16%	13%
Total	12%	15%	13%	9%	10%

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit increased for the three months ended December 31, 2017 to $349.8 million from $309.1 million for the three months ended December 31, 2016,  an increase of $40.7 million or 13%.  Gross profit as a percentage of net revenue for the three months ended December 31, 2017 was 58.2% compared to 58.3% for the three months ended December 31, 2016.

Our gross margin was lower than last year which was primarily due to declines in our average selling prices, partially offset by manufacturing and procurement efficiencies.

Gross profit increased for the six months ended December 31, 2017 to $655.4 million from $578.3 million for the six months ended December 31, 2016,  an increase of $77.1 million or 13%. Gross profit as a percentage of net revenue for the six months ended December 31, 2017 was 58.3% compared to 58.1% for the six months ended December 31, 2016.

The increase in gross margins was primarily due to manufacturing and procurement efficiencies and the prior year expense of $5.0 million associated with the Astral battery field safety notification, partially offset by declines in our average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2017 to $151.8 million from $139.3 million for the three months ended December 31, 2016,  an increase of $12.5 million or 9%.  Selling, general and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $4.5 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended December 31, 2017 increased by 6% compared to the three months ended December 31, 2016. Selling, general and administrative expenses, as a percentage of net revenue, were 25.2% for the three months ended December 31, 2017, compared to 26.3% for the three months ended December 31, 2016.

The constant currency increase in selling, general and administrative expenses was primarily due to additional personnel to support our commercial activities,  partially offset by a decrease in legal expenses.

Selling, general and administrative expenses increased for the six months ended December 31, 2017 to $295.7 million from $268.2 million for the six months ended December 31, 2016,  an increase of $27.5 million or 10%. The selling, general and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $7.1 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the six months ended December 31, 2017 increased by 8% compared to the six months ended December 31, 2016.  Selling, general and administrative expenses, as a percentage of net revenue, were 26.3% for the six months ended December 31, 2017, compared to 26.9% for the six months ended December 31, 2016.

The constant currency increase in selling, general and administrative expenses was primarily due to an increase in the number of personnel to support our commercial activities.

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2017 to $40.6 million from $38.2 million for the three months ended December 31, 2016,  an increase of $2.5 million, or 6%.  Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $1.0 million for the three months ended December 31, 2017, as reported in U.S. dollars.  Excluding the impact of foreign currency movements, research and development expenses increased by 4% compared to the three months ended December 31, 2016. Research and development expenses, as a percentage of net revenue, were 6.8% for the three months ended December 31, 2017, compared to 7.2% for the three months ended December 31, 2016.

The increase in research and development expenses in constant currency terms was primarily due to an increase in the number of research and development personnel and increases in materials and tooling costs incurred to facilitate development of new products.

Research and development expenses increased for the six months ended December 31, 2017 to $78.1 million from $72.6 million for the six months ended December 31, 2016,  an increase of $5.4 million or 7%. The research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $2.0 million for the six months ended December 31, 2017, as reported in U.S. dollars. Excluding the impact of foreign currency movements, our research and development expenses increased by 5% compared to the six months ended December 31, 2016. Research and development expenses, as a percentage of net revenue, were 6.9% for the six months ended December 31, 2017, compared to 7.3% for the six months ended December 31, 2016.

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

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended December 31, 2017 totaled $11.3 million compared to $11.7 million for the three months ended December 31, 2016.  Amortization of acquired intangible assets for the six months ended December 31, 2017 totaled $23.1 million compared to $23.4 million for the six months ended December 31, 2016.

Total Other Income (Loss), Net

Total other (loss) income, net for the three months ended December 31, 2017 was a loss of $4.3 million compared to a loss of $0.7 million for the three months ended December 31, 2016.  The loss was predominantly attributable to an increase in interest expense due to higher interest rates on our borrowings, foreign currency losses and impairment losses relating to cost-method investments.

Total other (loss) income, net for the six months ended December 31, 2017 was a loss of $8.3 million compared to a loss of $1.9 million for the six months ended December 31, 2016.  The loss was predominantly attributable to an increase in interest expense due to higher interest rates on our borrowings, foreign currency losses and impairment losses relating to cost-method investments.

Income Taxes

Our effective income tax rate for the three and six months ended December 31, 2017 was 93.3% and 61.8%, respectively, as compared to 20.2% and 19.2% for the three and six months ended December 31, 2016, respectively.

For the three and six months ended December 31, 2017, our effective tax rate was impacted by charges associated with the Tax Cuts and Jobs Act (“U.S. legislation”) enacted on December 22, 2017, which resulted in additional income tax expense of $126.6 million. Specifically, the effective tax rate includes both the transition tax imposed on our accumulated foreign earnings resulting in additional income tax expense of $119.9 million and the write down in the carrying value of our net deferred tax assets due to the lower corporate tax rate, which resulted in additional income tax expense of $6.7 million.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the additional estimated income tax of $126.6 million represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation. In accordance with SAB 118, the additional estimated income tax of $126.6 million is considered provisional and will be finalized before December 22, 2018.

Our effective tax rate was impacted by tax benefits related to the vesting or settlement of employee share-based awards, which reduced our income tax expenses by $7.7 million and $9.6 million for the three and six months ended December 31, 2017, respectively, as compared with $Nil and $2.5 million for the three and six months ended December 31, 2016, respectively.

Finally, our effective income tax rate was affected by the geographic mix of our earnings.  Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2020.  During the three and six months ended December 31, 2017, as a result of U.S. legislation, we have treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $119.9 million. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated.

Additionally, we are currently under audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013. In December 2017, we received a Statement of Audit Position from the ATO which provides the ATO auditor’s position on the factual and technical issues under audit, and included proposed adjustments totaling approximately $150.0 million in additional tax. The audit is ongoing and we have not received a Notice of Amended Assessment.  We do not agree with the ATO’s position and continue to believe we are more likely than not to be successful in defending our position, and therefore have not recognized any additional tax liabilities in relation to this audit. We will pursue all administrative and legal steps in defense of our position; however, if we are not successful in defending our position, the outcome may materially adversely affect our financial results.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended December 31, 2017 was $9.5 million compared to net income of $76.7 million for the three months ended December 31, 2016,  a decrease of 88% over the three months ended December 31, 2016. Our net income for the six months ended December 31, 2017 was $95.7 million compared to net income of $152.8 million for the six months ended December 31, 2016,  a decrease of 37% over the six months ended December 31, 2016.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our diluted earnings per share for the three months ended December 31, 2017 were $0.07 per diluted share compared to $0.54 for the three months ended three months ended December 31, 2016.  Our diluted earnings per share for the six months ended December 31, 2017 were $0.67 per diluted share compared to $1.08 for the six months ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017 and June 30, 2017, we had cash and cash equivalents of $858.9 million and $821.9 million, respectively.  Working capital was $397.9 million and $1,283.9 million, at December 31, 2017 and June 30, 2017, respectively. The reduction in working capital is predominantly due to the reclassification of our long-term debt balance of $1,019.1 million to short-term debt as the facility terminates on October 31, 2018.

As of December 31, 2017 and June 30, 2017, our cash and cash equivalent balances held within the United States amounted to $38.6 million and $23.2 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2017 and June 30, 2017,  were $820.3 million and $798.7 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

During the three and six months ended December 31, 2017, as a result of U.S. legislation, we have treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $119.9 million which is payable over the next eight years.  Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. As we evaluate the impact of U.S. tax legislation and the future cash needs of our global operations, we may revise the amount of foreign earnings considered to be permanently reinvested outside the United States.

Inventories at December 31, 2017 were $296.1 million,  an increase of $27.7 million or 10% from the June 30, 2017 balance of $268.3 million.  The increase in inventories was required to support our revenue growth and new product introductions.

Accounts receivable at December 31, 2017 were $482.9 million,  an increase of $32.4 million or 7% compared to the June 30, 2017,  balance of $450.5 million.  Accounts receivable days outstanding of 72 days at December 31, 2017,  were higher than the 68 days at June 30, 2017.  Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2017,  was 2.9%, compared to 2.4% at June 30, 2017.

During the six months ended December 31, 2017, we generated cash of $226.5 million from operations compared to $206.1 million for the six months ended December 31, 2016.  The higher level of cash generated from operations during the six months ended December 31, 2017, was primarily driven by the increase in underlying net income,  when excluding the additional income tax expense of $126.6 million relating to U.S. legislation changes. Movements in foreign currency exchange rates during the six months ended December 31, 2017, had the effect of increasing our cash and cash equivalents by $15.6 million, as reported in U.S. dollars. During the six months ended December 31, 2017, we recommenced our share repurchase program and repurchased 100,000 shares at a cost of $8.5 million. We did not repurchase any shares during the six months ended December 31, 2016.  During the six months ended December 31, 2017 and 2016, we also paid dividends totaling $99.6 million and $92.9 million, respectively.

Capital expenditures for the six months ended December 31, 2017 and 2016, amounted to $32.0 million and $29.2 million, respectively. The capital expenditures for the six months ended December 31, 2017, primarily reflected investment in computer hardware and software, production tooling, equipment and machinery, and rental and loan equipment. At December 31, 2017, our balance sheet reflects net property, plant and equipment of $401.5 million compared to $394.2 million at June 30, 2017.

Details of contractual obligations at December 31, 2017, are as follows (in thousands):

		Payments Due by December 31,
In $000’s	Total	2018	2019	2020	2021	2022	Thereafter
Short-term debt	$1,020,000	$1,020,000	$-	$-	$-	$-	$-
Interest on short-term debt	24,429	24,429	-	-	-	-	-
Operating leases	63,504	21,486	13,849	7,956	5,184	4,490	10,540
Capital leases	6	6	-	-	-	-	-
Purchase obligations	222,679	222,679	-	-	-	-	-
Total	$1,330,618	$1,288,600	$13,849	$7,956	$5,184	$4,490	$10,540

Details of other commercial commitments at December 31, 2017, are as follows (in thousands):

		Amount of Commitment Expiration Per Period
In $000’s	Total	2018	2019	2020	2021	2022	Thereafter
Standby letter of credit	$12,626	$11,535	$-	$-	$-	$-	$1,091
Guarantees*	13,250	19	1,295	144	20	19	11,752
Total	$25,876	$11,554	$1,295	$144	$20	$19	$12,844

*The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. On April 4, 2016, in connection with our acquisition of Brightree LLC (“Brightree”), we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700.0 million to $1.0 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million, and to make other modifications to provide for the acquisition of Brightree. On January 9, 2017, we entered into a second amendment to our agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increased the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. The credit facility terminates on October 31, 2018, when all unpaid principal and interest under the loans must be repaid. The outstanding principal amount due under the credit facility bears interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At December 31, 2017, the interest rate that was being charged on the outstanding principal amount was 2.8%.  A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25.0 million sublimit for letters of credit.

Our obligations under the revolving credit agreement (as amended) are unsecured but are guaranteed by certain of our direct and indirect U.S. subsidiaries, including ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC, under an unconditional guaranty. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum leverage ratio of funded debt to EBITDA (as defined in the credit agreement) and an interest coverage ratio. At December 31, 2017, we were in compliance with the debt covenants under the revolving credit agreement and there was $1,020.0 million outstanding under the revolving credit facility.

As a result of the U.S. legislation change, we are assessing our global cash and debt requirements and expect to have new facilities in place by June 30, 2018.  At December 31, 2017, our debt balance, net of cash and cash equivalents, was $160.2 million. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and new and existing debt facilities.

Common Stock

During the six months ended December 31, 2017, we repurchased 100,000 million shares at a cost of $8.5 million.  Since the inception of our share repurchase programs and through December 31, 2017, we have repurchased a total of 41.2 million shares at a cost of $1.5 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At December 31, 2017,  13.5 million additional shares can be repurchased under the approved share repurchase program.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated balances by legal entity functional currency as of December 31, 2017 (in thousands):

	U.S.		Canadian	Chinese	Malaysian
	Dollar	Euro	Dollar	Yuan	Ringgit
	(USD)	(EUR)	(CAD)	(CNY)	(MYR)
AUD Functional:
Assets	426,082	188,276	-	25,371	2,883
Liability	(118,004)	(116,587)	(227)	(590)	-
Foreign Currency Hedges	(317,000)	(82,797)	-	(13,830)	-
Net Total	(8,922)	(11,108)	(227)	10,951	2,883
USD Functional:
Assets	-	-	18,557	-	-
Liability	-	-	(2,430)	-	-
Foreign Currency Hedges	-	-	(14,318)	-	-
Net Total	-	-	1,810	-	-
EURO Functional:
Assets	833	-	-	-	-
Liability	(804)	-	-	-	-
Foreign Currency Hedges	-	-	-	-	-
Net Total	29	-	-	-	-
SGD Functional:
Assets	319,795	138,329	-	232	-
Liability	(157,484)	(50,892)	-	-	-
Foreign Currency Hedges	(173,000)	(92,397)	-	-	-
Net Total	(10,689)	(4,960)	-	232	-

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at December 31, 2017. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	December 31, 2017	June 30, 2017
Receive AUD/Pay USD
Contract amount	317,000	-	317,000	6,697	1,499
Ave. contractual exchange rate	AUD 1 = USD 0.7646		AUD 1 = USD 0.7646
Receive AUD/Pay Euro
Contract amount	130,796	47,998	178,794	(150)	1,191
Ave. contractual exchange rate	AUD 1 = Euro 0.6501	AUD 1 = Euro 0.6847	AUD 1 = Euro 0.6590
Receive SGD/Pay Euro
Contract amount	92,397	-	92,397	(333)	103
Ave. contractual exchange rate	SGD 1 = Euro 0.6243		SGD 1 = Euro 0.6243
Receive SGD/Pay USD
Contract amount	173,000	-	173,000	1,857	45
Ave. contractual exchange rate	SGD 1 = USD 0.7401		SGD 1 = USD 0.7401
Receive AUD/Pay CNY
Contract amount	13,830	-	13,830	80	18
Ave. contractual exchange rate	AUD 1 = CNY 5.0834		AUD 1 = CNY 5.0834
Receive USD/Pay CAD
Contract amount	14,318	-	14,318	(482)	(45)
Ave. contractual exchange rate	USD 1 = CAD 1.3010		USD 1 = CAD 1.3010

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At December 31, 2017, we held cash and cash equivalents of $858.9 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates.  At December 31, 2017,  there was $1,020.0 million outstanding under the revolving credit facility, which is subject to variable interest rates.  A hypothetical 10% change in interest rates during the three months ended December 31, 2017, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1      Legal Proceedings

We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business.  We investigate these matters as they arise, and accrue estimates for resolution of legal and other contingencies in accordance with Statement of Financial Accounting Standard No. 5.  See Note 13 to the financial statements.

Litigation is inherently uncertain. Accordingly, we cannot predict with certainty the outcome of these matters.  But we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.

Fisher & Paykel Healthcare patent litigation. ResMed and Fisher & Paykel Healthcare are engaged in patent disputes in several global forums. Court cases related to the disputes are now pending in the United States, New Zealand, Germany, and Australia.  In November 2017 a court in the United Kingdom invalidated three ResMed United Kingdom patents. ResMed and Fisher & Paykel have also filed proceedings in patent offices in the United States, Germany and Europe to invalidate many of the patents being asserted against that party. We believe that the claims we are asserting against Fisher & Paykel are strong, and that we have strong defenses to the claims Fisher & Paykel is asserting against us. Nevertheless, the claims asserted against us could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from selling certain of our products, or require that we comply with other unfavorable terms. We may also be obligated to pay substantial settlement costs, including royalty payments, in connection these claims or litigation and to obtain licenses or modify products, which could be costly. Even if we were to prevail in these disputes, litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.

Administrative subpoenas. In 2016, we received federal administrative subpoenas from the Office of Inspector General of the U.S. Department of Health and Human Services. The subpoenas requested documents and other materials related primarily to industry offerings of patient resupply software to home medical equipment providers, discounted sales and leasing to sleep labs, samples, and other promotional programs.  In addition, the government has informally requested information about our leasing arrangements with customers. We are cooperating with the government’s requests for documents and information. Responding to these investigations can consume substantial time and resources and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. If our operations are found to violate federal law or regulations, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Item 1A   Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2017 which was filed with the SEC and describe the various risks and uncertainties to which we are or may become subject. As of December 31, 2017, there have been no further material changes to such risk factors.

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
October 1 - 31, 2017	-	-	41,086,234	13,629,779
November 1 - 30, 2017	-	-	41,086,234	13,629,779
December 1 - 31, 2017	100,000	$85.39	41,186,234	13,529,779
Total	100,000	$85.39	41,186,234	13,529,779

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

10.1

Amendment and Restatement to the ResMed Inc. 2009 Incentive Award Plan (Incorporated by reference to Appendix B of ResMed Inc.’s Proxy Statement filed with the Securities and Exchange Commission on September 25, 2017.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December  31, 2017, filed on January 23, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

January 23, 2018

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)