Form 10-Q
period 2018-03-31
RESMED INC
filed 2018-04-27
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________

FORM 10-Q

______________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At April 22, 2018, there were 142,738,359 shares of Common Stock ($0.004 par value) outstanding.  This number excludes 41,386,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.  Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	March 31, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$704,281	$821,935
Accounts receivable, net of allowance for doubtful accounts of $17,514 and $11,150 at March 31, 2018 and June 30, 2017, respectively	498,425	450,530
Inventories (note 2)	288,703	268,319
Prepaid expenses and other current assets	112,997	103,219
Total current assets	1,604,406	1,644,003
Non-current assets:
Property, plant and equipment, net (note 3)	397,981	394,241
Goodwill (note 4)	1,080,948	1,064,874
Other intangible assets, net (note 5)	228,223	261,800
Deferred income taxes	46,282	61,503
Prepaid taxes and other non-current assets	176,368	42,066
Total non-current assets	1,929,802	1,824,484
Total assets	$3,534,208	$3,468,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$88,157	$92,763
Accrued expenses	190,733	186,295
Deferred revenue	58,001	51,918
Short-term income taxes payable (note 7)	124,569	29,150
Total current liabilities	461,460	360,126
Non-current liabilities:
Deferred revenue	66,834	53,235
Deferred income taxes	12,758	13,822
Other long-term liabilities	2,473	2,427
Long-term debt, net (note 9)	810,000	1,078,611
Long-term income taxes payable (note 7)	113,719	-
Total non-current liabilities	1,005,784	1,148,095
Total liabilities	1,467,244	1,508,221
Commitments and contingencies (note 13)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 184,109,932 issued and 142,723,698 outstanding at March 31, 2018 and 183,260,958 issued and 142,174,724 outstanding at June 30, 2017	571	569
Additional paid-in capital	1,424,027	1,379,130
Retained earnings	2,372,487	2,316,237
Treasury stock, at cost, 41,386,234 shares at March 31, 2018 and 41,086,234 shares at June 30, 2017	(1,574,508)	(1,546,611)
Accumulated other comprehensive loss	(155,613)	(189,059)
Total stockholders’ equity	2,066,964	1,960,266
Total liabilities and stockholders’ equity	$3,534,208	$3,468,487

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Net revenue	$591,634	$514,204	$1,716,566	$1,510,051
Cost of sales (excluding amortization of acquired intangible assets)	247,339	214,490	716,874	632,082
Gross profit	344,295	299,714	999,692	877,969
Operating expenses:
Selling, general and administrative	147,893	137,864	443,559	406,028
Research and development	37,434	35,130	115,492	107,761
Amortization of acquired intangible assets	11,673	11,378	34,772	34,809
Restructuring expenses (note 15)	10,922	7,945	10,922	12,358
Litigation settlement expenses	-	-	-	8,500
Acquisition related expenses	-	-	-	10,076
Total operating expenses	207,922	192,317	604,745	579,532
Income from operations	136,373	107,397	394,947	298,437
Other income (loss), net:
Interest income	4,228	4,425	13,677	14,490
Interest expense	(7,719)	(7,336)	(22,873)	(22,331)
Other, net	(2,739)	3,504	(5,357)	6,525
Total other income (loss), net	(6,230)	593	(14,553)	(1,316)

Income before income taxes	130,143	107,990	380,394	297,121
Income taxes	20,018	20,167	174,617	56,449
Net income	$110,125	$87,823	$205,777	$240,672

Basic earnings per share (note 11)	$0.77	$0.62	$1.44	$1.70
Diluted earnings per share (note 11)	$0.76	$0.62	$1.43	$1.69
Dividend declared per share	$0.35	$0.33	$1.05	$0.99
Basic shares outstanding (000's)	142,898	141,714	142,688	141,266
Diluted shares outstanding (000's)	143,985	142,724	143,895	142,363

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Net income	$110,125	$87,823	$205,777	$240,672
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	(7,393)	86,882	33,446	9,557
Comprehensive income (loss)	$102,732	$174,705	$239,223	$250,229

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$205,777	$240,672
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,256	83,989
Stock-based compensation costs	35,933	34,263
Impairment of cost-method investments	3,620	588
Changes in fair value of business combination contingent consideration (note 12)	383	10,076
Payment of business combination contingent consideration (note 12)	-	(8,460)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(39,421)	(32,793)
Inventories	(11,146)	(38,146)
Prepaid expenses, net deferred income taxes and other current assets	(72,332)	(28,554)
Accounts payable, accrued expenses and other	164,540	12,105
Net cash provided by operating activities	375,610	273,740
Cash flows from investing activities:
Purchases of property, plant and equipment	(44,961)	(43,857)
Patent registration costs	(6,743)	(6,980)
Business acquisitions, net of cash acquired	(482)	(3,394)
Investment in cost-method investments	(6,445)	(6,464)
Proceeds (payments) on maturity of foreign currency contracts	(4,667)	10,085
Net cash used in investing activities	(63,298)	(50,610)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	9,603	15,255
Purchases of treasury stock	(27,897)	-
Payments of business combination contingent consideration (note 12)	(205)	(11,682)
Proceeds from borrowings, net of borrowing costs	120,000	350,000
Repayment of borrowings	(390,000)	(355,000)
Dividend paid	(149,527)	(139,546)
Net cash used in financing activities	(438,026)	(140,973)
Effect of exchange rate changes on cash	8,060	13,719
Net increase (decrease) in cash and cash equivalents	(117,654)	95,876
Cash and cash equivalents at beginning of period	821,935	731,434
Cash and cash equivalents at end of period	$704,281	$827,310
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$75,119	$76,721
Interest paid	$22,873	$20,480

Fair value of assets acquired, excluding cash	$290	$5,811
Liabilities assumed	-	(818)
Goodwill on acquisition	247	(2,436)
Deferred payments	(55)	837
Total cash component of purchase price	$482	$3,394

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

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

The condensed consolidated financial statements for the three and nine months ended March 31, 2018 and March 31, 2017 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2017.

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory”

In October 2016, the FASB issued Accounting Standard Update ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” (Topic 740). Under the new guidance, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 will be effective for the first quarter of our fiscal year ending June 30, 2019 and is required to be adopted on a modified retrospective basis, with a cumulative-effect adjustment recorded directly to retained earnings for intra-entity transfers that occur before the adoption date. Based on this adoption method, we expect to record a cumulative-effect adjustment directly to retained earnings and a reduction in prepaid taxes of approximately $60.0 million on July 1, 2018.

(b)  Recently adopted accounting pronouncements

We have not adopted any new accounting pronouncements during the nine months ended March 31, 2018.

(2)      Inventories

Inventories were comprised of the following at March 31, 2018 and June 30, 2017 (in thousands):

	March 31, 2018	June 30, 2017
Raw materials	$86,692	$75,658
Work in progress	3,787	4,297
Finished goods	198,224	188,364
Total inventories	$288,703	$268,319

(3)      Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of March 31, 2018 and June 30, 2017 (in thousands):

	March 31, 2018	June 30, 2017
Machinery and equipment	$245,339	$230,632
Computer equipment	164,969	154,032
Furniture and fixtures	52,180	47,074
Vehicles	7,904	7,667
Clinical, demonstration and rental equipment	97,594	86,024
Leasehold improvements	39,240	35,932
Land	55,317	55,311
Buildings	233,978	233,868
	896,521	850,540
Accumulated depreciation and amortization	(498,540)	(456,299)
Property, plant and equipment, net	$397,981	$394,241

(4)      Goodwill

Changes in the carrying amount of goodwill for nine months ended March 31, 2018, and March 31, 2017,  were as follows (in thousands):

	Nine Months Ended March 31,
	2018	2017
Balance at the beginning of the period	$1,064,874	$1,059,245
Business acquisition	247	(2,436)
Foreign currency translation adjustments	15,827	(6,726)
Balance at the end of the period	$1,080,948	$1,050,083

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(5)      Other Intangible Assets

Other intangible assets were comprised of the following as of March 31, 2018 and June 30, 2017 (in thousands):

	March 31, 2018	June 30, 2017
Developed/core product technology	$208,134	$206,258
Accumulated amortization	(111,277)	(93,079)
Developed/core product technology, net	96,857	113,179
Trade names	48,969	48,768
Accumulated amortization	(15,515)	(10,894)
Trade names, net	33,454	37,874
Non-compete agreements	3,698	3,660
Accumulated amortization	(2,576)	(2,236)
Non-compete agreements, net	1,122	1,424
Customer relationships	124,552	122,458
Accumulated amortization	(51,036)	(40,050)
Customer relationships, net	73,516	82,408
In-process research and development	-	4,100
Accumulated amortization	-	-
In-process research and development, net	-	4,100
Patents	93,139	85,780
Accumulated amortization	(69,865)	(62,965)
Patents, net	23,274	22,815
Total other intangibles, net	$228,223	$261,800

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

(6)      Cost-Method Investments

The aggregate carrying amount of our cost-method investments at March 31, 2018 and June 30, 2017, was $41.1 million and $38.3 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

We periodically evaluate the carrying value of our cost-method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered.  We estimate the fair value of our cost-method investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the nine months ended March 31, 2018 and 2017, we recognized $3.6 million and $0.6 million, respectively, of impairment losses related to our cost-method investments. We have determined, after the impairment charge, that the fair value of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our cost-method investments during the nine months ended March 31, 2018 and March 31, 2017  (in thousands):

	Nine Months Ended March 31,
	2018	2017
Balance at the beginning of the period	$38,324	$33,815
Investments	6,445	6,464
Impairment of cost-method investments	(3,620)	(588)
Balance at the end of the period	$41,149	$39,691

PART I – FINANCIAL INFORMATION	Item 1

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

In connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO is asserting that we owe $151.7 million in additional income tax and $38.4 million in accrued interest. In April 2018, we agreed to a payment arrangement with the ATO, whereby an amount of $75.9 million was paid by us in April 2018, with the remaining amounts due only if we are unsuccessful in defending our position.  We do not agree with the ATO’s assessments and intend to pursue administrative and legal steps to defend our position. We continue to believe we are more likely than not to be successful in defending our position and therefore we have not recognized any income tax expense in relation to these assessments. At March 31, 2018, we have recorded a liability of $75.9 million in short-term income taxes payable, which was offset by an equivalent receivable recorded in prepaid taxes and other non-current assets, as we ultimately expect this will be refunded by the ATO.

Our income tax expense, short-term income taxes payable and long-term income taxes payable were impacted by charges associated with the Tax Cuts and Jobs Act (“U.S. legislation”) enacted on December 22, 2017, which resulted in additional income tax expense of $132.2 million during the nine months ended March 31, 2018. Specifically, the income tax expense includes both the transition tax imposed on our accumulated foreign earnings, which resulted in additional income tax expense of $5.6 million recorded during the three months ended March 31, 2018, and $125.5 million during the nine months ended March 31, 2018 and, and the write down in the carrying value of our net deferred tax assets due to the lower corporate tax rate, which resulted in additional income tax expense of $Nil and $6.7 million recorded in the three and nine months ended March 31, 2018, respectively.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the additional estimated income tax of $132.2 million represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation. In accordance with SAB 118, the additional estimated income tax of $132.2 million is considered provisional and will be finalized before December 22, 2018.

(8)      Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the nine months ended March 31, 2018 and March 31, 2017,  are as follows (in thousands):

	Nine Months Ended March 31,
	2018	2017
Balance at the beginning of the period	$19,558	$15,043
Warranty accruals for the period	13,041	15,237
Warranty costs incurred for the period	(13,135)	(10,085)
Foreign currency translation adjustments	485	(8)
Balance at the end of the period	$19,949	$20,187

(9)        Debt

Debt at March 31, 2018 and June 30, 2017 consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Long-term debt	$810,000	$1,080,000
Deferred borrowing costs	-	(1,389)
Long-term debt, net	$810,000	$1,078,611
Total debt	$810,000	$1,078,611

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. On April 4, 2016, in connection with our acquisition of Brightree LLC (“Brightree”), we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700.0 million to $1.0 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million, and to make other modifications to provide for the acquisition of Brightree. On January 9, 2017, we entered into a second amendment to our agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increased the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. The credit facility was due to terminate on October 31, 2018, when all unpaid principal and interest under the loans were to be repaid. The outstanding principal amount due under the credit facility was subject to interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At March 31, 2018, the interest rate that was being charged on the outstanding principal amount was 3.0%.  A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applies on the unused portion of the credit facility. The credit facility also includes a $25.0 million sublimit for letters of credit.

Our obligations under the revolving credit agreement were unsecured but were guaranteed by certain of our direct and indirect U. S. subsidiaries, including ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC, under an unconditional guaranty. The credit agreement contains customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum leverage ratio of funded debt to EBITDA (as defined in the credit agreement) and an interest coverage ratio. At March 31, 2018, there was $810.0 million outstanding under the revolving credit facility.

On April 17, 2018, we entered into an amended and restated credit agreement and into a new unsecured term credit agreement. For a description of these agreements, see note 16—Subsequent Events. Due to the subsequent refinancing of the existing debt, the outstanding balance at March 31, 2018 has been classified as long-term debt.

(10)    Stockholders’ Equity

Common Stock.    During the nine months ended March 31, 2018 months ended March 31, 2018, we repurchased 300,000 shares at a cost of $27.9 million.  Since the inception of our share repurchase programs and through March 31, 2018, we have repurchased a total of 41.4 million shares at a cost of $1.6 billion.  Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At March 31, 2018,  13.3 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, the board of directors designated 2.0 million shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at March 31, 2018 and June 30, 2017.

Stock Options and Restricted Stock Units.    We have granted stock options and restricted stock units to personnel, including officers and directors, in accordance with the amended and restated ResMed Inc. 2009 Incentive Award Plan (as amended and restated, the “2009 Plan”).  The options have expiration dates of seven years from the date of grant and the options and restricted stock units vest over one to four years.

At the annual meeting of our stockholders in November 2017, our stockholders approved an amendment and restatement to the 2009 Plan to increase the number of shares of common stock that may be issued or transferred pursuant to awards under the 2009 Plan by 7.4 million. While these additional shares have been authorized by the stockholders, they are pending registration with the SEC.

The amendment and restatement imposes a maximum award amount which may be granted under the 2009 Plan to non-employee director in a calendar year, which when taken together with any other cash fees earned for services as a non-employee director during the calendar year, has a total value of $0.7 million, or $1.2 million in the case of a non-employee director who is also serving as chairman of our board of directors. The amendment and restatement also increased the maximum amount payable pursuant to cash-denominated performance awards granted in any calendar year from $3.0 million to $5.0 million. In addition, the amendment and restatement extended the existing prohibition on the payment of dividends or dividend equivalents on unvested awards to apply to all awards, including time-based restricted stock, deferred stock and stock payment. The term of the 2009 Plan was extended by four years so that the plan expires on September 11, 2027.

At March 31, 2018, the maximum number of shares of our common stock authorized for issuance under the 2009 Plan was  51.1 million shares. The number of securities remaining available for future issuance under the 2009 Plan at March 31, 2018 was  17.9 million.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes option activity during the nine months ended March 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,495,573	$47.09	3.9
Granted	238,815	84.98
Exercised	(432,522)	34.92
Forfeited	-	-
Outstanding at end of period	1,301,866	$58.09	4.4
Exercise price of granted options	$84.98
Options exercisable at end of period	787,339	$49.81

The following table summarizes the activity of restricted stock units during the nine months ended March 31, 2018:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,906,394	$53.26	1.6
Granted	472,158	80.08
Vested	(652,065)	52.31
Expired	(8,415)	57.40
Forfeited	(58,483)	57.40
Outstanding at end of period	1,659,589	$62.72	1.9

Employee Stock Purchase Plan (the “ESPP”).    Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. During the nine months ended March 31, 2018 and March 31, 2017, we issued 148,000 and 142,000 shares to our employees associated with the ESPP, respectively. At March 31, 2018, the number of shares remaining available for future issuance under the ESPP is 0.7 million shares.

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

Stock options and restricted stock units of 239,020 and 12,256 for the three months ended March 31, 2018 and March 31, 2017, respectively, and stock options and restricted stock units of 125,995 and 415,038 for the nine months ended March 31, 2018 and March 31, 2017, respectively, were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended March 31, 2018 and March 31, 2017 are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Numerator:
Net income	$110,125	$87,823	$205,777	$240,672
Denominator:
Basic weighted-average common shares outstanding	142,898	141,714	142,688	141,266
Effect of dilutive securities:
Stock options and restricted stock units	1,087	1,010	1,207	1,097
Diluted weighted average shares	143,985	142,724	143,895	142,363
Basic earnings per share	$0.77	$0.62	$1.44	$1.70
Diluted earnings per share	$0.76	$0.62	$1.43	$1.69

PART I – FINANCIAL INFORMATION	Item 1

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

The following table summarizes our financial assets and liabilities at March 31, 2018 and June 30, 2017, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at March 31, 2018
Foreign currency hedging instruments, net	$-	$(1,786)	$-	$(1,786)
Business acquisition contingent consideration	$-	$-	$(1,758)	$(1,758)
Balances at June 30, 2017
Foreign currency hedging instruments, net	$-	$2,760	$-	$2,760
Business acquisition contingent consideration	$-	$-	$(1,580)	$(1,580)

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

The following is a reconciliation of changes in the fair value of contingent consideration for the nine months ended March 31, 2018 and March 31, 2017 (in thousands):

	Nine Months Ended March 31,
	2018	2017
Balance at the beginning of the period	$(1,580)	$(10,450)
Changes in fair value included in operating income	(383)	(10,076)
Payments	205	20,142
Foreign currency translation adjustments	-	28
Balance at the end of the period	$(1,758)	$(356)

We did not have any significant non-financial assets or liabilities measured at fair value on March 31, 2018 or June 30, 2017.

(13)    Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business.  While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Australian Taxation Office Audit

As described at note 7 – Income Taxes, we received Notices of Amended Assessments from the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013.  Based on these assessments, the ATO is asserting that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, we will not receive a refund of the $75.9 million paid in April 2018 and we would be required to pay the remaining $75.9 million in additional income tax and $38.4 million in accrued interest. Additionally, we may be required to pay penalties that could be issued in relation to these assessments.

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

The following table summarizes the amount of receivables sold with recourse during the nine months ended March 31, 2018 and March 31, 2017(in thousands):

	Nine Months Ended March 31,
	2018	2017
Total receivables sold:
Full recourse	$16,125	$14,540
Limited recourse	56,302	52,976
Total	$72,427	$67,516

The following table summarizes the maximum exposure on outstanding receivables sold with recourse and provision for doubtful accounts at March 31, 2018 and June 30, 2017 (in thousands):

	March 31, 2018	June 30, 2017
Maximum exposure on outstanding receivables:
Full recourse	$18,274	$18,068
Limited recourse	9,414	9,432
Total	$27,688	$27,500

Provision for doubtful accounts - recourse receivables	$(1,062)	$(1,437)

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

We do not designate these foreign currency contracts as hedges.  We have determined our hedge program to be a non-effective hedge as defined under the FASB-issued authoritative guidance. All movements in the fair value of the foreign currency instruments are recorded within other income, net in our condensed consolidated statements of income.  We do not enter into financial instruments for trading or speculative purposes.

We held foreign currency instruments with notional amounts totaling $601.8 million and $568.2 million at March 31, 2018 and June 30, 2017, respectively, to hedge foreign currency fluctuations.  These contracts mature at various dates prior to December 31, 2019.

The following table summarizes the amount and location of our derivative financial instruments as of March 31, 2018 and June 30, 2017 (in thousands):

	March 31, 2018	June 30, 2017	Balance Sheet Caption
Foreign currency hedging instruments	$980	$2,614	Other assets - current
Foreign currency hedging instruments	-	1,273	Other assets - non current
Foreign currency hedging instruments	(2,766)	(1,127)	Accrued expenses
	$(1,786)	$2,760

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the nine months ended March 31, 2018 and March 31, 2017, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Nine Months Ended March 31,
	2018	2017
Foreign currency hedging instruments	$(10,013)	$1,812	Other, net
Other foreign-currency-denominated transactions	7,308	3,622	Other, net
	$(2,705)	$5,434

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments.  We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

(15) Restructuring Expenses

During the three and nine months ended March 31, 2018 we recognized restructuring expenses of $10.9 million associated with a global strategic workforce planning review, which resulted in a reduction in headcount across most of our functions and locations.  Employee-related payments represented $10.2 million of the total expense incurred, with the remaining expense relating to legal and consulting services associated with the completion of the employee severances. As  of March 31, 2018, an outstanding, unpaid balance of $3.0 million had been recorded as a liability in accrued expenses. The restructuring activity was partially completed by March 31, 2018 and we expect the remaining activity to be completed during the quarter ending June 30, 2018. Associated with this activity, we expect to record additional restructuring expenses of approximately $7.0 million during the quarter ending June 30, 2018, which will include employee-related severance payments and site closure costs.

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

(16) Subsequent Event

Debt Refinancing

On April 17, 2018, we entered into an Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger, joint book runner, swing line lender and letter of credit issuer, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. The Revolving Credit Agreement, among other things, provides a senior unsecured revolving credit facility of $800 million, with an uncommitted option to increase the revolving credit facility by an additional $300 million.

Additionally, on April 17, 2018, ResMed Limited entered into a Syndicated Facility Agreement (the “Term Credit Agreement”) as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $200 million.

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. The term credit facility will also amortize on a semi-annual basis, with a $6 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Our obligations under the Revolving Credit Agreement and Term Credit Agreement are guaranteed by us and certain of our direct and indirect U.S. subsidiaries, including, in each case, ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree LLC, Brightree Services LLC, Brightree Home Health & Hospice LLC, and Brightree Patient Collections LLC.  The Revolving Credit Agreement and Term Credit Agreement contain customary covenants, including, in each case, a financial covenant that requires that we maintain a maximum leverage ratio of funded debt to EBITDA (as defined in the Revolving Credit Agreement and Term Credit Agreement, as applicable). The entire principal amounts of the revolving credit facility and term credit facility, and, in each case, any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs, as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable. Events of default under the Revolving Credit Agreement and the Term Credit Agreement include, in each case, failure to make payments when due, the occurrence of a default in the performance of any covenants in the respective agreements or related documents, or certain changes of control of ResMed, the respective guarantors of the revolving credit facility and the term credit facility, ResMed Holdings Ltd and/or ResMed EAP Holdings LLC.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding projections of future revenue or earnings, expenses, new product development, new product launches, new markets for its products, litigation, and tax outlook.  These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2017 and elsewhere in this report.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and nine months ended March 31, 2018.  Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.

We are a global leader in the development, manufacturing, distribution and marketing of medical devices and cloud-based software applications that diagnose, treat and manage respiratory disorders, including sleep disordered breathing (“SDB”), chronic obstructive pulmonary disease, neuromuscular disease and other chronic diseases. SDB includes obstructive sleep apnea and other respiratory disorders that occur during sleep. Our products and solutions are designed to improve patient quality of life, reduce the impact of chronic disease and lower healthcare costs as global healthcare systems continue to drive a shift in care from hospitals to the home and lower cost settings. Our cloud-based software digital health applications, along with our devices are designed to provide connected care to improve patient outcomes and efficiencies for our customers.

Since the development of continuous positive airway pressure therapy, we have expanded our business by developing or acquiring a number of products and solutions for a broader range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, dental devices, portable oxygen concentrators and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of SDB and respiratory conditions like chronic obstructive pulmonary disease as significant health concerns.  During the three months ended March 31, 2018, we invested $37.4 million on research and development activities with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs.

During the three months ended March 31, 2018, our net revenue increased by 15% compared to the three months ended March 31, 2017.  Gross margin was 58.2% for the three months ended March 31, 2018 compared to 58.3% for the three months ended March 31, 2017.  Diluted earnings per share for the three months ended March 31, 2018 was $0.76 per share, compared to $0.62 per share for the three months ended March 31, 2017.

At March 31, 2018, our cash and cash equivalents totaled $704.3 million, our total assets were $3.5 billion and our stockholders’ equity was $2.1 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue for the three months ended March 31, 2018 increased to $591.6 million from $514.2 million for the three months ended March 31, 2017,  an increase of $77.4 million or 15%  (a 10% increase on a constant currency basis). The increase in net revenue was attributable to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar positively impacted net revenues by approximately $23.6 million for the three months ended March 31, 2018. Revenue from Brightree, our software as a service business, for the three months ended March 31, 2018 was $39.9 million, an increase of 14% over the prior year quarter.

Net revenue in U.S., Canada and Latin America, excluding revenue attributable to Brightree, for the three months ended March 31, 2018 increased to $317.5 million from $297.2 million for the three months ended March 31, 2017,  an increase of $20.3 million or 7%.  The increase in net revenue in U.S., Canada and Latin America, excluding revenue attributable to Brightree, is primarily due to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue in combined Europe, Asia and other markets increased for the three months ended March 31, 2018 to $234.2 million from $182.1 million for the three months ended March 31, 2017,  an increase of $52.1 million or 29%  (an 16% increase on a constant currency basis).  The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue from devices for the three months ended March 31, 2018 increased to $328.2 million from $281.1 million for the three months ended March 31, 2017,  an increase of 17%, including an increase of 6% in U.S., Canada and Latin America and an increase of 31% in combined Europe, Asia and other markets  (an 18% increase on a constant currency basis).  Net revenue from masks and other accessories for the three months ended March 31, 2018 increased to $223.5 million from $198.2 million for the three months ended March 31, 2017,  an increase of 13%,  including an increase of 8% in U.S., Canada and Latin America and an increase of 25% in combined Europe, Asia and other markets  (a 13% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended March 31, 2018 increased by 11%, and masks and accessories sales increased by 9%, compared to the three months ended March 31, 2017.

The following table summarizes the percentage movements in our net revenue, excluding revenue attributable to Brightree, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	U.S., Canada and Latin America	Combined Europe, Asia and other markets	Total	Combined Europe, Asia and other markets (Constant Currency)*	Total (Constant Currency)*
Devices	6%	31%	17%	18%	11%
Masks and other accessories	8%	25%	13%	13%	9%
Total	7%	29%	15%	16%	10%

*Constant currency numbers exclude the impact of movements in international currencies.

Net revenue for the nine months ended March 31, 2018, was $1,716.6 million, compared to $1,510.1 million for the nine months ended March 31, 2017,  an increase of 14%. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $45.3 million during the nine months ended March 31, 2018. Excluding the impact of currency movements, total revenue for the nine months ended March 31, 2018 increased by 11% compared to the nine months ended March 31, 2017. For the nine months ended March 31, 2018, revenue from sales of devices increased by 13% compared to the nine months ended March 31, 2017, comprised of an increase of 9% in North and Latin America and an increase of 18% elsewhere (a 10% increase in constant currency terms). For the nine months ended March 31, 2018, revenue from masks and other accessories increased by 14% compared to the nine months ended March 31, 2017,  comprised of an increase 11% in North and Latin America and a 22% increase elsewhere (a 15% increase in constant currency terms).

The following table summarizes the percentage movements in our net revenue, excluding revenue attributable to Brightree, for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017:

	U.S., Canada and Latin America	Combined Europe, Asia and other markets	Total	Combined Europe, Asia and other markets (Constant Currency)*	Total (Constant Currency)*
Devices	9%	18%	13%	10%	9%
Masks and other accessories	11%	22%	14%	15%	12%
Total	10%	19%	14%	11%	10%

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit increased for the three months ended March 31, 2018 to $344.3 million from $299.7 million for the three months ended March 31, 2017,  an increase of $44.6 million or 15%.  Gross profit as a percentage of net revenue for the three months ended March 31, 2018 was 58.2% compared to 58.3% for the three months ended March 31, 2017.

Our gross margin was lower than last year which was primarily due to declines in our average selling prices, partially offset by manufacturing and procurement efficiencies.

Gross profit increased for the nine months ended March 31, 2018 to $999.7 million from $878.0 million for the nine months ended March 31, 2017,  an increase of $121.7 million or 14%. Gross profit as a percentage of net revenue for the nine months ended March 31, 2018 was 58.2% compared to 58.1% for the nine months ended March 31, 2017.

The increase in gross margins was primarily due to manufacturing and procurement efficiencies and the prior year expense of $5.0 million associated with the Astral battery field safety notification, partially offset by declines in our average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2018 to $147.9 million from $137.9 million for the three months ended March 31, 2017,  an increase of $10.0 million or 7%.  Selling, general and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $6.1 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended March 31, 2018 increased by 3% compared to the three months ended March 31, 2017. Selling, general and administrative expenses, as a percentage of net revenue, were 25.0% for the three months ended March 31, 2018, compared to 26.8% for the three months ended March 31, 2017.

The constant currency increase in selling, general and administrative expenses was primarily due to additional personnel to support our commercial activities,  partially offset by a decrease in legal expenses.

Selling, general and administrative expenses increased for the nine months ended March 31, 2018 to $443.6 million from $406.0 million for the nine months ended March 31, 2017,  an increase of $37.5 million or 9%. The selling, general and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $13.3 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the nine months ended March 31, 2018 increased by 6% compared to the nine months ended March 31, 2017.  Selling, general and administrative expenses, as a percentage of net revenue, were 25.8% for the nine months ended March 31, 2018, compared to 26.9% for the nine months ended March 31, 2017.

The constant currency increase in selling, general and administrative expenses was primarily due to an increase in the number of personnel to support our commercial activities.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2018 to $37.4 million from $35.1 million for the three months ended March 31, 2017,  an increase of $2.3 million, or 7%.  Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $1.0 million for the three months ended March 31, 2018, as reported in U.S. dollars.  Excluding the impact of foreign currency movements, research and development expenses increased by 4% compared to the three months ended March 31, 2017. Research and development expenses, as a percentage of net revenue, were 6.3% for the three months ended March 31, 2018, compared to 6.8% for the three months ended March 31, 2017.

The increase in research and development expenses in constant currency terms was primarily due to an increase in the number of research and development personnel and increases in materials and tooling costs incurred to facilitate development of new products.

Research and development expenses increased for the nine months ended March 31, 2018 to $115.5 million from $107.8 million for the nine months ended March 31, 2017,  an increase of $7.7 million or 7%. The research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $3.0 million for the nine months ended March 31, 2018, as reported in U.S. dollars. Excluding the impact of foreign currency movements, our research and development expenses increased by 4% compared to the nine months ended March 31, 2017. Research and development expenses, as a percentage of net revenue, were 6.7% for the nine months ended March 31, 2018, compared to 7.1% for the nine months ended March 31, 2017.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended March 31, 2018 totaled $11.7 million compared to $11.4 million for the three months ended March 31, 2017.  Amortization of acquired intangible assets for the nine months ended March 31, 2018 totaled $34.8 million compared to $34.8 million for the nine months ended March 31, 2017.

Restructuring Expense

During the three and nine months ended March 31, 2018, we recognized restructuring expenses of $10.9 million associated with a global strategic workforce planning review, which resulted in a reduction in headcount across most of our functions and locations. Employee-related severance payments represented $10.2 million of the total expense incurred, with the remaining expense relating to legal and consulting services associated with the completion of the employee severances. As of March 31, 2018, an outstanding, unpaid balance of $3.0 million had been recorded as a liability in accrued expenses. The restructuring activity was partially completed by March 31, 2018 and we expect the remaining activity to be completed during the quarter ending June 30, 2018.  Associated with this activity, we expect to record additional restructuring expenses of approximately $7.0 million during the quarter ending June 30, 2018, which will primarily include employee-related severance payments and site closure costs.

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

Total Other Income (Loss), Net

Total other (loss) income, net for the three months ended March 31, 2018 was a loss of $6.2 million compared to an income of $0.6 million for the three months ended March 31, 2017.  The loss was predominantly attributable to foreign currency losses and impairment losses relating to cost-method investments.

Total other (loss) income, net for the nine months ended March 31, 2018 was a loss of $14.6 million compared to a loss of $1.3 million for the nine months ended March 31, 2017.  The loss was predominantly attributable to foreign currency losses and impairment losses relating to cost-method investments.

Income Taxes

Our effective income tax rate for the three and nine months ended March 31, 2018 was 15.4% and 45.9%, respectively, as compared to 18.7% and 19.0% for the three and nine months ended March 31, 2017, respectively.

For the nine months ended March 31, 2018, our effective tax rate was impacted by charges associated with the Tax Cuts and Jobs Act (“U.S. legislation”) enacted on December 22, 2017, which resulted in additional income tax expense of $132.2 million for the nine months ended March 31, 2018. Specifically, the effective tax rate includes both the transition tax imposed on our accumulated foreign earnings resulting in additional income tax expense of $125.5 million and the write down in the carrying value of our net deferred tax assets due to the lower corporate tax rate, which resulted in additional income tax expense of $6.7 million for the nine months ended March 31, 2018.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the additional estimated income tax of $132.2 million for the nine months ended March 31, 2018 represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation. In accordance with SAB 118, the additional estimated income tax of $132.2 million is considered provisional and will be finalized before December 22, 2018.

Our effective tax rate was impacted by tax benefits related to the vesting or settlement of employee share-based awards, which reduced our income tax expenses by $9.3 million for the nine months ended March 31, 2018, as compared with $3.9 million for the nine months ended March 31, 2017.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, our effective income tax rate was affected by the geographic mix of our earnings.  Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030.  During the nine months ended March 31, 2018, as a result of U.S. legislation, we have treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $125.5 million. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated.

Finally, in connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013 we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO is asserting that we owe $151.7 million in additional income tax and $38.4 million in accrued interest. In April 2018, we agreed to a payment arrangement with the ATO, whereby an amount of $75.9 million was paid by us in April 2018, with the remaining amounts due only if we are unsuccessful in defending our position.  We do not agree with the ATO’s assessments and intend to pursue administrative and legal steps to defend our position. We continue to believe we are more likely than not to be successful in defending our position and therefore we have not recognized any income tax expense in relation to these assessments. At March 31, 2018, we have recorded a liability of $75.9 million in short-term income taxes payable, which was offset by an equivalent receivable recorded in prepaid taxes and other non-current assets, as we ultimately expect this will be refunded by the ATO.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended March 31, 2018 was $110.1 million compared to net income of $87.8 million for the three months ended March 31, 2017,  an increase of 25% over the three months ended March 31, 2017. Our net income for the nine months ended March 31, 2018 was $205.8 million compared to net income of $240.7 million for the nine months ended March 31, 2017,  a decrease of 14% over the nine months ended March 31, 2017.

Our diluted earnings per share for the three months ended March 31, 2018 were $0.76 per diluted share compared to $0.62 for the three months ended three months ended March 31, 2017.  Our diluted earnings per share for the nine months ended March 31, 2018 were $1.43 per diluted share compared to $1.69 for the nine months ended March 31, 2017

Liquidity and Capital Resources

As of March 31, 2018 and June 30, 2017, we had cash and cash equivalents of $704.3 million and $821.9 million, respectively.  Working capital was $1,142.9 million and $1,283.9 million, at March 31, 2018 and June 30, 2017, respectively. The reduction in working capital is predominantly due to net debt repayment of $270.0 million during the nine months ended March 31, 2018.

As of March 31, 2018 and June 30, 2017, our cash and cash equivalent balances held within the United States amounted to $49.0 million and $23.2 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2018 and June 30, 2017,  were $655.3 million and $798.7 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

During the nine months ended March 31, 2018, as a result of U.S. legislation, we have treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $125.5 million which is payable over the next eight years.  Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. As we evaluate the impact of U.S. tax legislation and the future cash needs of our global operations, we may revise the amount of foreign earnings considered to be permanently reinvested outside the United States.

Inventories at March 31, 2018 were $288.7 million,  an increase of $20.4 million or 8% from the June 30, 2017 balance of $268.3 million.  The increase in inventories was required to support our revenue growth.

Accounts receivable at March 31, 2018 were $498.4 million,  an increase of $47.9 million or 11% compared to the June 30, 2017,  balance of $450.5 million.  Accounts receivable days outstanding of 75 days at March 31, 2018,  were higher than the 68 days at June 30, 2017.  Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2018,  was 3.4%, compared to 2.4% at June 30, 2017.

During the nine months ended March 31, 2018, we generated cash of $375.6 million from operations compared to $273.7 million for the nine months ended March 31, 2017.  The higher level of cash generated from operations during the nine months ended March 31, 2018, was primarily driven by the increase in underlying net income,  when excluding the additional income tax expense of $125.5 million relating to U.S. legislation changes. Movements in foreign currency exchange rates during the nine months ended March 31, 2018, had the effect of increasing our cash and cash equivalents by $8.1 million, as reported in U.S. dollars. During the nine months ended March 31, 2018, we recommenced our share repurchase program and repurchased 300,000 shares at a cost of $27.9 million. We did not repurchase any shares during the nine months ended March 31, 2017.  During the nine months ended March 31, 2018 and 2017, we also paid dividends totaling $149.5 million and $139.5 million, respectively.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital expenditures for the nine months ended March 31, 2018 and 2017, amounted to $45.0 million and $43.9 million, respectively. The capital expenditures for the nine months ended March 31, 2018, primarily reflected investment in computer hardware and software, production tooling, equipment and machinery, and rental and loan equipment. At March 31, 2018, our balance sheet reflects net property, plant and equipment of $398.0 million compared to $394.2 million at June 30, 2017.

Details of contractual obligations at March 31, 2018, are as follows (in thousands):

		Payments Due by March 31,
In $000’s	Total	2018	2019	2020	2021	2022	Thereafter
Long Term Debt	$810,000	$810,000	$-	$-	$-	$-	$-
Interest on Long Term Debt	25,401	25,401	-	-	-	-	-
Operating leases	57,318	20,144	12,773	7,554	4,456	3,825	8,566
Capital leases	5	5	-	-	-	-	-
Purchase obligations	214,430	214,430	-	-	-	-	-
Total	$1,107,154	$1,069,980	$12,773	$7,554	$4,456	$3,825	$8,566

Details of other commercial commitments at March 31, 2018, are as follows (in thousands):

		Amount of Commitment Expiration Per Period
In $000’s	Total	2018	2019	2020	2021	2022	Thereafter
Standby letter of credit	$13,937	$12,847	$-	$-	$-	$-	$1,090
Guarantees*	11,514	50	1,330	148	19	22	9,945
Total	$25,451	$12,897	$1,330	$148	$19	$22	$11,035

*The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. On April 4, 2016, in connection with our acquisition of Brightree LLC (“Brightree”), we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700.0 million to $1.0 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million, and to make other modifications to provide for the acquisition of Brightree. On January 9, 2017, we entered into a second amendment to our agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increased the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. The credit facility was due to terminate on October 31, 2018, when all unpaid principal and interest under the loans were to be repaid. The outstanding principal amount due under the credit facility was subject to interest at a rate equal to LIBOR plus 1.0% to 2.0% (depending on the then-applicable leverage ratio). At March 31, 2018, the interest rate that was being charged on the outstanding principal amount was 3.0%.  A commitment fee of 0.15% to 0.25% (depending on the then-applicable leverage ratio) applied on the unused portion of the credit facility. The credit facility also included a $25.0 million sublimit for letters of credit.

Our obligations under the revolving credit agreement (as amended) were unsecured but were guaranteed by certain of our direct and indirect U.S. subsidiaries, including ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC, under an unconditional guaranty. The credit agreement contained customary covenants, including certain financial covenants and an obligation that we maintain certain financial ratios, including a maximum leverage ratio of funded debt to EBITDA (as defined in the credit agreement) and an interest coverage ratio. At March 31, 2018, we were in compliance with the debt covenants under the revolving credit agreement and there was $810.0 million outstanding under the revolving credit facility.

At March 31, 2018, our debt balance, net of cash and cash equivalents, was $105.7 million. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and new and existing debt facilities.

On April 17, 2018, we entered into an amended and restated credit agreement and into a new unsecured term credit agreement. For a description of these agreements, see note 16 of the unaudited condensed consolidated financial statements—Subsequent Events.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Common Stock

During the three months ended March 31, 2018, we repurchased 200,000 shares at a cost of $19.4 million. During the nine months ended March 31, 2018, we repurchased 300,000 shares at a cost of $27.9 million.  We did not repurchase any shares during the three and nine months ended March 31, 2017.  Since the inception of our share repurchase programs and through March 31, 2018, we have repurchased a total of 41.4 million shares at a cost of $1.6 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At March 31, 2018,  13.3 million additional shares can be repurchased under the approved share repurchase program.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated balances by legal entity functional currency as of March 31, 2018 (in thousands):

	U.S.		Canadian	Chinese	Malaysian
	Dollar	Euro	Dollar	Yuan	Ringgit
	(USD)	(EUR)	(CAD)	(CNY)	(MYR)
AUD Functional:
Assets	200,739	207,184	-	23,760	3,019
Liability	(30,497)	(109,379)	(580)	(608)	-
Foreign Currency Hedges	(167,000)	(97,360)	-	(14,348)	-
Net Total	3,242	445	(580)	8,805	3,019
USD Functional:
Assets	-	-	19,745	-	-
Liability	-	(4)	-	-	-
Foreign Currency Hedges	-	-	(13,959)	-	-
Net Total	-	(4)	5,786	-	-
EURO Functional:
Assets	966	-	-	-	-
Liability	(879)	-	-	-	-
Foreign Currency Hedges	-	-	-	-	-
Net Total	87	-	-	-	-
SGD Functional:
Assets	215,398	157,169	-	-	-
Liability	(89,550)	(61,221)	-	-	-
Foreign Currency Hedges	(128,000)	(94,895)	-	-	-
Net Total	(2,152)	1,054	-	-	-

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at March 31, 2018. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	March 31, 2018	June 30, 2017
Receive AUD/Pay USD
Contract amount	167,000	-	167,000	(80)	1,499
Ave. contractual exchange rate	AUD 1 = USD 0.7686		AUD 1 = USD 0.7686
Receive AUD/Pay Euro
Contract amount	146,655	36,972	183,627	(1,971)	1,191
Ave. contractual exchange rate	AUD 1 = Euro 0.6353	AUD 1 = Euro 0.6797	AUD 1 = Euro 0.6437
Receive SGD/Pay Euro
Contract amount	94,895	-	94,895	414	103
Ave. contractual exchange rate	SGD 1 = Euro 0.6151		SGD 1 = Euro 0.6151
Receive SGD/Pay USD
Contract amount	128,000	-	128,000	(30)	45
Ave. contractual exchange rate	SGD 1 = USD 0.7632		SGD 1 = USD 0.7632
Receive AUD/Pay CNY
Contract amount	14,348	-	14,348	5	18
Ave. contractual exchange rate	AUD 1 = CNY 4.8410		AUD 1 = CNY 4.8410
Receive USD/Pay CAD
Contract amount	13,959	-	13,959	(124)	(45)
Ave. contractual exchange rate	USD 1 = CAD 1.3010		USD 1 = CAD 1.3010

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At March 31, 2018, we held cash and cash equivalents of $704.3 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At March 31, 2018,  there was $810.0 million outstanding under the revolving credit facility, which was subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended March 31, 2018, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1      Legal Proceedings

We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. We investigate these matters as they arise, and accrue estimates for resolution of legal and other contingencies in accordance with Statement of Financial Accounting Standard No. 5.  See note 13 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Item 1A   Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2017 which was filed with the SEC and describe the various risks and uncertainties to which we are or may become subject. As of March 31, 2018, there have been no further material changes to such risk factors.

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
January 1 - 31, 2018	-	-	41,186,234	13,529,779
February 1 - 28, 2018	55,000	95.35	41,241,234	13,474,779
March 1 - 31, 2018	145,000	97.31	41,386,234	13,329,779
Total	200,000	$96.77	41,386,234	13,329,779

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

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2018, filed on April 26, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

April 26, 2018

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)