Form 10-K
period 2018-06-30
RESMED INC
filed 2018-08-17
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________________________

FORM 10-K

______________________________________________________________________________________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

None

______________________________________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was $12,028,140,357. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.

At  August 9, 2018, registrant had 142,684,034 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 41,636,234 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2018 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

As used in this 10-K, the terms “we”, “us”, “our” and “the Company” refer to ResMed Inc., a Delaware corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding projections of future revenue or earnings, expenses, new product development, new product launches, new markets for its products, the integration of acquisitions, leveraging of strategic investments, litigation, and tax outlook.  These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in Item 1A “Risk Factors” and elsewhere in this report.

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

Our web site address is www.resmed.com.  We make our periodic reports, together with any amendments, available on our website, free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission, or SEC.  Information contained on the website is not part of or incorporated into this report.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

Segment Information

We have determined that we predominantly operate in a single operating segment, which is the sleep and respiratory disorders sector of the medical device industry.  Due to the acquisition of Brightree LLC (“Brightree”) in April 2016, our operations now include the supply of business management software and services to medical equipment and home health providers.  However, these operations, both in terms of revenue and profit, are not material to our global operations and have not been separately reported.  See Note 15 – Segment Information of the Notes to Financial Statements (Part II, Item 8) for financial information regarding segment reporting.  Financial information about our revenues from and assets located in foreign countries is also included in the notes to our consolidated financial statements.

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

A long-term epidemiology study published in 2013 estimated that 26% of adults age 30-70 have some form of obstructive sleep apnea. In the United States alone, this represents approximately 46 million people. Another study published in 2018 estimated that mild to severe sleep apnea impacts more than 936 million people worldwide, of which, it was estimated that more than 424 million would have moderate to severe sleep apnea.   Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 20% of those with OSA have been diagnosed or treated. Many healthcare professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, snoring, hypertension and irritability are characteristic of OSA.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Respiratory Care

Our aim is to provide respiratory care solutions to patients with from COPD and other chronic respiratory diseases, such as overlap syndrome, obesity hypoventilation syndrome, or OHS, and neuromuscular disease, including amyotrophic lateral sclerosis, or ALS.  We aim to improve their quality of life, slow down disease progression and reduce the costs of patient management.

Our products cover patients ranging from those who only require therapy from CPAP or VPAP systems at night, to those who are dependent on non-invasive or invasive ventilation for life-support and those who require portable oxygen concentrators (“POC”).  Our devices are predominantly used in the home and, to a lesser extent, in general hospital wards and respiratory wards. We supply CPAP and VPAP systems, non-invasive and invasive ventilators, humidifiers and accessories, including masks and tubing.  We also offer stationary and portable battery powered oxygen concentrators for the administration of long-term oxygen therapy in the home as well as data management systems designed to improve the management of patients.

Chronic Obstructive Pulmonary Disease. COPD encompasses a group of lung diseases defined by persistent airflow limitation, prolongation of exhalation and loss of elasticity in the lungs.  It is a progressive and debilitating disease and is associated with an increased inflammatory response in the airways.  Symptoms encountered with COPD include shortness of breath as well as chronic cough and increased sputum production. COPD includes diseases such as emphysema and chronic bronchitis.  A recent study based on recent epidemiology data estimates that there are approximately 380 million people worldwide who suffer from COPD.

Patients with COPD can have different clinical presentations.  Patients with chronic bronchitis present with low level of oxygen (hypoxemia) and elevated levels of carbon dioxide (hypercapnia), a chronic productive cough, cor pulmonale and are commonly overweight. Patients with emphysema have more normal blood gases, are usually thin and hyperinflated and have a decreased diffusion capacity.  During sleep, chronic bronchitic patients display more severe hypoxemia.  In general, the more hypoxic a COPD patient is during the day the more severe the hypoxemia experienced during sleep.  Hypercapnia as a consequence of hypoventilation also occurs in COPD patients and is more pronounced in REM sleep.  Some COPD patients may also suffer from co-morbid OSA, a condition known as Overlap Syndrome.

Home non-invasive ventilation has the potential to reduce healthcare costs associated with the management of patients with severe COPD by significantly increasing the time between hospital readmissions.

Overlap Syndrome. In patients with Overlap Syndrome, CPAP has been shown to provide benefits in relation to reducing mortality, decreasing hospitalizations and improving lung function and gas exchange.  Non-invasive ventilation, or NIV, has been demonstrated to improve outcomes in patients with acute exacerbations of COPD through its ability to improve respiratory acidosis and decrease dyspnea and work of breathing.  It may also increase survival rates and reduce length of hospital stays, as well as reducing complicating factors such as ventilator-associated pneumonia.  In patients with stable COPD the advantages of home NIV are less clear but clinical studies have shown improvements in dyspnea scores and health-related quality of life measures and reductions in hospital readmissions and intensive care stays.

Long-term oxygen therapy, or LTOT, is indicated in chronic respiratory failure patients.  The administration of LTOT has been shown to increase survival rates in patients with severe resting hypoxemia.  In hypoxemic COPD patients, LTOT is associated with a lower mortality compared to nocturnal oxygen therapy alone and also associated with improved health-related quality of life measures.  In long-term COPD survivors with a history of congestive heart failure, LTOT is associated with a slowing of respiratory failure progression.

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Neuromuscular Disease. Neuromuscular disease is a broad term that encompasses many diseases that either directly (via intrinsic muscle pathology) or indirectly (via nerve pathology) impair the functioning of muscles. Symptoms of neuromuscular disease and respiratory failure include increasing generalized weakness and fatigue, dysphagia, dyspnoea on exertion and at rest, sleepiness, morning headache, difficulties with concentration and mood changes. Most neuromuscular diseases are characterized by progressive muscular impairment leading to loss of ambulation, being wheelchair-bound, swallowing difficulties, respiratory muscle weakness and, eventually, death from respiratory failure. Neuromuscular disorders can progress rapidly or slowly.  Rapidly progressive conditions, such as ALS and Duchenne muscular dystrophy in teenagers, are characterized by muscle impairment which worsens over months and can result in death within a few years.  Variable or slowly progressive conditions, such as Myotonic muscular dystrophy, are characterized by muscle impairment that worsens over years and may mildly reduce life expectancy.

NIV treatment to patients with neuromuscular disease may lead to improvements in respiratory failure symptoms and daytime arterial blood gases.  In ALS patients, NIV treatment has been associated with an improvement in quality of life measures, sleep-related symptoms and survival.  Studies have demonstrated that patients with Duchenne muscular dystrophy may improve in quality of life measures and may increase chance of survival with NIV treatment.

Business Strategy

We believe that the SDB and respiratory care markets will continue to grow in the future due to a number of factors, including increasing awareness of OSA, CSA and COPD, improved understanding of the role of SDB treatment in the management of cardiac, neurologic, metabolic and related disorders, improved understanding of the role of non-invasive ventilation in the management of COPD, and an increase in the use of digital and product technology to improve patient outcomes and create efficiencies for customers and providers. Our strategy for expanding our business operations and capitalizing on the growth of the SDB and respiratory care markets consists of the following key elements:

•

Continue Product Development and Innovation in SDB Products.  We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to treat SDB more effectively, increase patient comfort and encourage compliance with prescribed therapy. In 2016, we introduced a number of new software solutions including our ResMed Resupply, GoScripts and new features and enhancements within our cloud-based software offerings.  Through our acquisition of Brightree, we also acquired a suite of software-as-a-service solutions for U.S. based distributor and home health and hospice customers. In addition, through our acquisitions of Inova Labs and Curative Medical we acquired the Inova Labs range of POCs and a portfolio of Curative Medical SDB and ventilation products.  We believe that the combination of continued product development, product and technology acquisitions and innovation are key factors to our ongoing success.  In 2017, we introduced a number of new products and solutions, including AirFit N20 nasal and F20 full face masks with an InfinitySeal silicone cushion, AirMini, the world’s smallest CPAP, AirTouch F20 full face mask with Ultrasoft memory foam and new integrations and enhancements of AirView and Brightree software, including AirView Action Groups. In 2018, we have continued to introduce new, innovative products and solutions. This has included enabling automatic resupply enrollment for patients managed by both Brightree and ResMed, our first ResMed-branded portable oxygen concentrator called Mobi and a diffuser vent elbow for our latest CPAP full face masks called QuietAir. Approximately 16% of our employees are devoted to research and development activities. In fiscal year 2018, we invested $155.1 million, or approximately 6.6% of our net revenues, in research and development.

•

Continue Product Development and Innovation in Respiratory Care Products. We are committed to ongoing innovation of our respiratory care products that serve the needs of patients with COPD and neuromuscular diseases.  With the addition of Inova Labs POCs and our non-invasive ventilator devices and masks and accessories, we intend to continue to expand and enhance our product offerings in this area. In 2018, we launched Mobi which is our first ResMed-branded portable oxygen concentrator.

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

•

Increase Public and Clinical Awareness.  We continue to expand our existing promotional activities to increase awareness of SDB, COPD and other clinical conditions that can be treated with our industry-leading solutions. These promotional activities target both the population predisposed to SDB and medical specialists, such as pulmonologists, sleep medicine specialists, primary care physicians, cardiologists, neurologists and other medical subspecialists who treat these conditions and their associated comorbidities. In the last year we invested in SleepScore Labs, a joint venture between ResMed, Dr. Mehmet Oz and Pegasus Capital to help consumers better understand and improve their sleep. We also target special interest groups, including the National Stroke Association, the American Heart Association, COPD Foundation and the National Sleep Foundation, to further increase awareness of the relationship between SDB or OSA, COPD, neuromuscular disease and co-morbidities such as cardiac disease, diabetes, hypertension and obesity.  The programs also support our efforts to inform the community of the dangers of sleep apnea with regard to occupational health and safety, especially in the transport industry. We have helped establish a center for clinical care and medical research at the University of California at San Diego in the fields of sleep apnea and COPD.

•

Expand into New Clinical Applications.  We continually seek to identify new applications of our technology for significant unmet medical needs. Studies have established a clinical association between OSA and both stroke and congestive heart failure, and have recognized SDB as a cause of hypertension or high blood pressure. Research also indicates that SDB is independently associated with glucose intolerance and insulin resistance. Additionally, research supported by ResMed has demonstrated that the addition of non-invasive ventilation to patients with severe COPD who are receiving oxygen therapy, provides meaningful clinical benefits to the patient, and the broader healthcare system.  We maintain close working relationships with a number of prominent physicians to explore new medical applications for our products and technology.

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

Devices

We produce CPAP, VPAP and AutoSet systems for the titration and treatment of SDB. The devices deliver positive airway pressure through a patient interface, either a small nasal mask, nasal pillows system, full-face mask or cannula.  Our VPAP units deliver ultra-quiet, comfortable bilevel therapy. AutoSet systems are based on a proprietary technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA. During fiscal year 2017, we launched AirMini, the smallest portable CPAP on the market today combining the same proven therapy modes used in the AirSense 10 with effective waterless humidification enabling portable convenience.

We also acquired a line of Chinese-developed and manufactured sleep and ventilation devices with the acquisition of Curative Medical.

Devices in total accounted for approximately 56%,  56% and 58% of our net revenues in fiscal years 2018, 2017 and 2016, respectively.

The tables below provide a selection of products, as known by our trademarks, which have been released during the last five years.

CPAP PRODUCTS	DESCRIPTION	INTRODUCTION DATE
AirSense 10 Elite	An advanced fixed-pressure therapy device with an integrated humidifier. It is designed to be intuitive and easy-to-use. The device also features built-in wireless connectivity.	August 2014
AirSense 10 CPAP	The AirSense 10 CPAP is a fixed-pressure therapy device. It also provides compliance, AHI and leak data reporting. The device also features built-in wireless connectivity.	August 2014

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

VPAP PRODUCTS	DESCRIPTION	INTRODUCTION DATE
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

October 2015
Mobi	ResMed-branded portable oxygen concentrator system	April 2018

Mask Systems, Diagnostic Products, Accessories and Other Products

Masks, diagnostic products and accessories together accounted for approximately 38%,  37% and 40% of our net revenues in fiscal years 2018, 2017 and 2016, respectively.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

May 2017
QuietAir	A diffuser vent elbow which reduces noise and produces a gentler exhaled airflow that can be used with our AirFit F20 and AirTouch F20 full face masks.	May 2018

We market sleep recorders for the diagnosis and titration of SDB in sleep clinics and hospitals. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

DIAGNOSTIC PRODUCTS	DESCRIPTION	INTRODUCTION DATE
Apnealink Air

A portable diagnostic device which measures oximetry, respiratory effort, pulse, nasal flow and snoring. Works with AirView Diagnostics and EasyCare Online to provide comprehensive diagnostic solution to clinicians.

December 2013

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Accessories and Other Products

To enhance patient comfort, convenience and compliance, we market a variety of other products and accessories. These products include humidifiers, designed to help prevent the drying of nasal passages that can cause discomfort, carry bags and breathing circuits.  To assist those professionals diagnosing or managing the treatment of patients there are data communications and control products such as AirView Diagnostics, EasyCare, ResLink, ResControl, ResControl II, TxControl, ResScan and ResTraxx modules. With the introduction of our latest solutions we are expanding our use of cloud-based patient management and engagement platforms such as AirView enabling remote monitoring, over-the-air trouble shooting and changing of device settings, U-Sleep enabling automated patient coaching through a text, email or interactive voice phone call and myAir, a patient engagement application that provides sleep data and a daily score based on their previous night’s data. Following the acquisition of Brightree LLC in April 2016, our operations now include the supply of business management software and services to medical equipment and home health providers. This software-as-a-service, or SaaS, revenue accounted for approximately 7% of our net revenue in fiscal year 2018.

DATA / PATIENT MANAGEMENT PRODUCTS	DESCRIPTION	INTRODUCTION DATE
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

October 2014
S+	A personalized sleep solution that uses patented bio-motion sensors, designed to measure an individual's sleep stages and environment, and deliver personalized feedback that helps improve sleep.	October 2014
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

Product Development and Clinical Trials

We have a strong track record of innovation in the sleep and respiratory care markets. In 1989, we introduced our first CPAP device. Since then we have been committed to an ongoing program of product advancement and development. Currently, our product development and clinical trial efforts are focused on not only improving our current product offerings, but also expanding into new product applications.

We continually seek to identify new applications of our technology for significant unmet medical needs. SDB is associated with a number of symptoms beyond excessive daytime sleepiness and irritability. Studies have established a clinical association between SDB and hypertension, stroke, congestive heart failure and diabetes.

Across the sleep and respiratory care platforms, we support clinical trials in many countries including the United States, Germany, France, Japan, the United Kingdom, Switzerland, China, Spain, Canada, Singapore and Australia to develop new clinical applications for our technology. We have also begun presenting and publishing research findings based on the industry-leading connectivity platform and data assets that are unique to us.  We continue to support some of the largest SDB studies in history by performing advanced statistical analyses on hundreds of thousands of clinical data points.

We consult with physicians at major medical centers throughout the world to identify clinical and technological trends in the treatment of SDB, COPD and the other conditions associated with these diseases. New product ideas are also identified by our marketing staff, direct sales force and network of distributors, customers, clinicians and patients.

In fiscal years 2018, 2017 and 2016 we invested $155.1 million, $144.5 million and $118.7 million, respectively, on research and development.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

United States, Canada and Latin America.    Our products are typically purchased by a home healthcare dealer who then sells the products to the patient. The decision to purchase our products, as opposed to those of our competitors, is made or influenced by one or more of the following individuals or organizations: the prescribing physician and his or her staff; the home healthcare dealer; the insurer and the patient. In the United States, Canada and Latin America, our sales and marketing activities are conducted through a field sales organization made up of regional territory representatives, program development specialists and regional sales directors. Our field sales organization markets and sells products to home healthcare dealer branch locations throughout the United States, Canada and Latin America.

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

Sales in U.S., Canada and Latin America accounted for 62%,  63% and 61% of our net revenues for fiscal years 2018, 2017 and 2016,  respectively.

Combined Europe, Asia and other markets.    We market our products in most major countries in combined Europe, Asia and other markets. We have wholly-owned subsidiaries in Austria, Czech Republic, Denmark, Finland, France, Germany, Ireland, Netherlands, Norway, Poland, Sweden, Switzerland, the United Kingdom, Australia, China, India, Japan, Korea, New Zealand, and Taiwan.  We use a combination of our direct sales force and independent distributors to sell our products in combined Europe, Asia and other markets. We select independent distributors in each country based on their knowledge of respiratory medicine and a commitment to SDB therapy. In countries where we sell our products direct, a local senior manager is responsible for direct national sales. In many countries we sell our products to home healthcare dealers or hospitals who then sell the products to the patients. In Germany, Australia and New Zealand, we also operate a home healthcare company, in which we provide products and services directly to patients.

Sales in combined Europe, Asia and other markets accounted for 38%, 37% and 39% of our total net revenues for fiscal years 2018, 2017 and 2016,  respectively.

Market Growth Opportunities

We view the future of our business in sleep and respiratory disorders as having three horizons of growth supported by three key foundations.

Our three key foundations reach across all three of our horizons and include: first, our focus on people, leadership and culture; second, our global leadership in digital health and connected care, an important advancement in our product and solution offerings; and third, our focus on operating excellence and high efficiency via our global scale.

As we execute each horizon in our strategy, we intend to continue to expand into high growth geographic areas, including China, India, Eastern Europe, Brazil and Southeast Asia.

The first horizon includes our existing market in OSA treatment, where we believe our leadership in digital health and connected care is becoming an important distinguishing factor from our competitors. The use of technologies that allow remote collection and transfer of information through cloud-based computing is changing the current clinical pathways for following up with patients who use our devices, which we believe provides an opportunity to improve patient care and creates efficiencies for customers and providers. We plan to continue to invest and expand our capabilities in this area.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

The second horizon includes the use of connected devices for the treatment of respiratory failure both in the hospital and the home.  We believe that COPD is a large and underpenetrated market where there are unmet patient needs as the global population with COPD continues to expand due to smoking and poor air quality.  Some patients with later-stage COPD may benefit from the use of ventilation at night, but until recently only a small number of COPD patients were treated using ventilation on a long-term basis. A study published in 2017 found that patients with stable but severe COPD using non-invasive ventilation nightly for six months experienced a reduction in mortality and an improvement in quality of life and exercise capacity.  The findings from this study and our associated marketing activities may result in an increase in the size of the homecare market for NIV.  In 2016, we expanded our product portfolio for the treatment of COPD with our acquisition of Inova Labs, a company that designs and manufactures POCs.  Many patients in earlier stages of COPD may require oxygen therapy and through the use of NIV and POC products they can receive this treatment in the home.

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

Manufacturing

We operate a globally distributed manufacturing network designed for supply chain resilience, and that is intended to control costs and minimize risks. Our manufacturing operations consist of specialist component production as well as assembly and testing of our devices, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, many are off-the-shelf items available from multiple vendors. We also purchase uniquely configured components from various suppliers, including some who are single-source suppliers for us.  Any reduction or halt in supply from one of these single-source suppliers could limit our ability to manufacture our products or devices until a replacement supplier is found and qualified. We generally manufacture to our internal sales forecasts and fill orders as received. We strive for continuous improvement in manufacturing processes to deliver year-on-year improvement in output, cost and product quality. Each manufacturing site and team are responsible for the quality of their product group and decisions are based on performance and quality measures, including customer feedback.

Our quality management system is based upon the requirements of ISO 9001, ISO 13485, FDA Quality System Regulations for Medical Devices, the Medical Device Directive (93/42/EEC) and other applicable regulations for the markets in which we sell.  Our main manufacturing sites are certified to ISO 13485 and audited at regular intervals by a Notified Body. Additionally, our Sydney, Loyang, San Diego, Atlanta and Moreno Valley sites are certified under the Medical Device Single Audit Program or MDSAP, an audit of medical device manufacturers’ quality management system to satisfy multiple regulatory requirements. MDSAP audits are conducted by a MDSAP recognized auditing organization and can fulfill the needs of multiple regulatory jurisdictions (i.e. Australia, Brazil, Canada, Japan, and the United States of America).

Our main manufacturing facilities are located in Sydney, Australia; Loyang, Singapore; Chatsworth, California; Johor Bahru, Malaysia; Atlanta, Georgia and Suzhou, China. Refer to Item 2 for additional details on these properties.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

On December 13, 2016, the 21st Century Cures Act was signed into law, which retroactively adjusted rates in non-bid areas to allow for higher phase-in rates to be paid for items furnished between July 1, 2016 and December 31, 2016, rather than the lower fully-adjusted rates. An Interim Final Rule was recently issued by CMS resuming the higher phase-in rates in rural and non-contiguous non-competitive bidding areas for items furnished between June 1, 2018 and December 31, 2018. A proposed rule released by Medicare on July 11, 2018 would, if finalized, suspend the competitive bidding program for 2019 and possibly 2020 as they finalize a new auction methodology using clearing price and lead item pricing. They propose holding reimbursements steady in the interim, including continuing the higher blended phase-in rates established in the interim rule.

The ACA, which was passed both to expand the number of individuals with healthcare coverage and to develop additional revenue sources, also included, among other things, a deductible excise tax equal to 2.3% of the price for which medical devices are sold in the United States on any entity that manufactures or imports medical devices, with limited exceptions, beginning in 2013. However, this excise tax was subsequently suspended by the U.S. Congress for medical device sales during calendar years 2016 and 2019.  If this excise tax had not been suspended it would be applicable to our products that are primarily used in hospitals and sleep labs, which includes the ApneaLink Air, VPAP Tx, and certain respiratory care and dental sleep products.  Absent further Congressional action, this excise tax will be reinstated for medical device sales beginning January 1, 2020.  The ACA also provided for a number of Medicare regulatory requirements, including new face-to-face encounter requirements for durable medical equipment and home health services.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

We cannot predict at this time the full impact that the ACA, or any U.S. legislation enacted in the future, will have on our revenues, profit margins, profitability, operating cash flows and results of operations. There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA, and we expect such challenges and amendments to continue. For example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The administration and the U.S. Congress may take further action regarding the ACA, including, but not limited to, repeal or replacement. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge.

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

Through our various subsidiaries, as of the date of this report, we own or have licensed rights to approximately 1,166 issued U.S. patents (including approximately 437 design patents) and approximately 2,123 issued foreign patents. In addition, there are approximately 454 pending U.S. patent applications (including approximately 34 design patent applications), approximately 910 pending foreign patent applications, approximately 995 registered foreign designs and 37 pending foreign designs. Some of these patents, patent applications and designs relate to significant aspects and features of our products.

Of our patents, 213 U.S. patents and 512 foreign patents are due to expire in the next five years. There are 50 foreign patents due to expire in 2019, 128 in 2020, 78 in 2021, 117 in 2022, and 139 in 2023. There are 16 U.S. patents due to expire in 2019, 74 U.S. patents due to expire in 2020, 35 U.S. patents due to expire in 2021, 49 U.S. patents due to expire in 2022, and 39 U.S. patents due to expire in 2023. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

Medical devices can be marketed only for the indications for which they are cleared or approved.  After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or PMA approval and payment of an FDA user fee.  The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained.  The manufacturer may also be subject to significant regulatory fines or penalties.  The FDA recently reviewed its guidance describing when it believes a manufacturer is obligated to submit a new 510(k) for modifications or changes to a previously cleared device and determined that manufacturers should continue adhering to the 1997 guidance on this topic.  In October 2017, the FDA issued guidance that it believes preserves the basic content and format of the 1997 guidance, with updates to add clarity.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.

All manufacturers placing medical devices into the market in the EEA must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the Member States of the EEA, and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

The Medical Devices Regulation will however only become applicable three years after publication in May 2020. Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

These modifications may have an impact on the way we design and manufacture products and the way we conduct our business in the EEA. We are progressing in our plans to meet the new requirements.

Other regulatory bodies

Our devices are sold in multiple countries and often need to be registered with local regulatory bodies such as the Therapeutic Goods Administration in Australia, Health Canada in Canada and CFDA in China.

Other Healthcare Laws

We are subject to a number of laws and regulations that may restrict our business practices, including, without limitation, anti-kickback, false claims, physician payment transparency and data privacy and security laws.  The government has interpreted these laws broadly to apply to the marketing and sales activities of manufacturers and distributors like us.

The federal Anti-Kickback Statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid.  In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $74,792 for each violation, plus up to three times the remuneration involved. Violations of the Federal Anti-Kickback Statute can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. In addition, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil False Claims Act. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Private suits filed under the civil False Claims Act, known as qui tam actions, can be brought by individuals on behalf of the government. These individuals may share in any amounts paid by the entity to the government in fines or settlement.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies.

The federal Physician Sunshine Act, which requires certain manufacturers of drugs, biologicals, and medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to (i) payments and other transfers of value to physicians and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties of $11,052 per failure up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

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

Under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which we collectively refer to as HIPAA, the Department of Health and Human Services, or HHS, has issued regulations, including the HIPAA Privacy, Security and Breach Notification Rules, to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including health care providers and their business associates. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties. In addition to federal privacy and security regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. New laws governing privacy may be adopted in the future as well. Further, failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $55,910 per violation, not to exceed $1.68 million per calendar year for non-compliance of an identical provision and, in certain circumstances, criminal penalties with fines up to $250,000 and/or imprisonment, which could have a materially adverse effect on our business.

In some of our operations, such as those involving our cloud-based software digital health applications, we are a business associate under HIPAA and therefore required to comply with the HIPAA Security Rule, Breach Notification Rule and certain provisions of the HIPAA Privacy Rule, and are subject to significant civil and criminal penalties for failure to do so.

In addition, as of May 25, 2018, the General Data Protection Regulation, or GDPR, has replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third party processors in connection with the processing of the personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the new data protection rules imposed by GDPR we may be required to put in place additional mechanisms ensuring compliance. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

European data protection law also imposes strict rules on the transfer of personal data out of the EU, including to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, following a decision of the Court of Justice of the European Union in October 2015, transferring personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016 the European Commission adopted the U.S.-EU Privacy Shield Framework which replaces the Safe Harbor Scheme. However, this Framework is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S., and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in the European courts.

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

Employees

As of June 30, 2018, we had approximately 5,940 employees or full-time consultants, of which approximately 2,490 were employed in cost of sales activities including areas such as warehousing and manufacturing,  930 in research and development and 2,520 in sales, marketing and administration. Of our employees and consultants, approximately 1,850 were located in U.S., Canada and Latin America, 1,380 in Australia, 1,260 in Europe and 1,450 in Asia.

We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

Consolidation in the health care industry could have an adverse effect on our revenues and results of operations.  Many home health care dealers are consolidating, which may result in greater concentration of market power. As the health care industry consolidates, competition to provide goods and services to industry participants may become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices and components produced by us. If we are forced to reduce our prices because of consolidation in the health care industry, our revenues may decrease and our consolidated earnings, financial condition, and/or cash flows may suffer.

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

If we fail to integrate our acquisitions with our operations, our business could suffer.  Part of our growth strategy includes acquiring businesses consistent with our commitment to innovation in developing products for the diagnosis and treatment of SDB and respiratory care as well as our SaaS business. The success of our acquisitions will depend, in part, on our ability to successfully integrate the business and operations of the acquired companies.  Additionally, our management may have their attention diverted while trying to integrate these businesses. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of the acquisitions fully or at all, or may take longer to realize than expected.

We are subject to various risks relating to international activities that could affect our overall profitability.  We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets.    Sales in combined Europe, Asia and other markets accounted for approximately 38% and 37% of our net revenues in the years ended June 30, 2018 and June 30, 2017 respectively. We expect that sales within these areas will account for approximately 35% to 40% of our net revenues in the foreseeable future. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:

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

Any of the above factors may have a material adverse effect on our ability to increase or maintain our non-U.S. sales.

Government and private insurance plans may not adequately reimburse our customers for our products, which could result in reductions in sales or selling prices for our products.  Our ability to sell our products depends in large part on the extent to which coverage and adequate reimbursement for our products will be available from government health administration authorities, private health insurers and other organizations. These third-party payers are increasingly challenging the prices charged for medical products and services and can, without notice, deny coverage for our products or treatments that may include the use of our products. Therefore, even if a product is approved for marketing, we cannot make assurances that coverage and reimbursement will be available for the product, that the reimbursement amount will be adequate or that the reimbursement amount, even if initially adequate, will not be subsequently reduced. For example, in some markets, such as Spain, France and Germany, government coverage and reimbursement are currently available for the purchase or rental of our products but are subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia, there is currently limited or no reimbursement for devices that treat SDB conditions. As we continue to develop new products, those products will generally not qualify for coverage and reimbursement until they are approved for marketing, if at all.

In the United States, we sell our products primarily to home healthcare dealers, hospitals and sleep clinics. Reductions in reimbursement to our customers by third-party payers, if they occur, may have a material impact on our customers and, therefore, may indirectly affect our pricing and sales to, or the collectability of receivables we have from, those customers. A development negatively affecting reimbursement stems from the Medicare competitive bidding program mandated by the MMA.  Under the program, our customers who provide home healthcare services must compete to offer products in designated competitive bidding areas, or CBAs. In addition, under the ACA, in 2016, CMS adjusted the prices in non-competitive bidding areas to match competitive bidding prices. CMS phased in the new rates beginning January 1, 2016, and were fully effective July 1, 2016.  This program has significantly reduced the Medicare reimbursement to our customers compared with reimbursement in 2011, at the beginning of the program.  Similarly, provisions of the 21st Century Cures Act were signed into law, which retroactively adjusted rates in non-bid areas to allow for the higher phase-in rates to be paid for items furnished between July 1, 2016 and December 31, 2016, rather than the lower fully-adjusted rates. An Interim Final Rule was recently issued by CMS resuming the higher phase-in rates in rural and non-contiguous non-competitive bidding areas for items furnished between June 1, 2018 and December 31, 2018. If changes are made to this law in the future, it could affect amounts being recovered by our customers.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

We cannot predict at this time the full impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition.

Healthcare reform may have a material adverse effect on our industry and our results of operations.  In March 2010, the ACA was signed into law in the United States. The ACA made changes that significantly impacted the healthcare industry, including medical device manufacturers. One of the principal purposes of the ACA was to expand health insurance coverage to millions of Americans who were uninsured. The ACA required adults not covered by an employer or government-sponsored insurance plan to maintain health insurance coverage or pay a penalty, a provision commonly referred to as the individual mandate.

The ACA also contained a number of provisions designed to generate the revenues necessary to fund the coverage expansions. This included new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, entities that manufacture, produce or import medical devices were required to pay an excise tax in an amount equal to 2.3% of the price for which such devices are sold in the United States. This excise tax is applicable to our products that are primarily used in hospitals and sleep labs, which includes the ApneaLink, VPAP Tx, certain Respiratory Care and dental sleep products. Through a series of legislative amendments, the tax was suspended for 2016 through 2019, but is scheduled to return beginning in 2020, absent further Congressional action. In addition to the competitive bidding changes discussed above, the ACA also included, among other things, demonstrations to develop organizations that are paid under a new payment methodology for voluntary coordination of care by groups of providers, such as physicians and hospitals, and the establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. The increased funding and focus on comparative clinical effectiveness research, which compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products, may result in lower reimbursements by payors for our products and decreased profits to us.

Other federal legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2027 unless additional Congressional action is taken.  On January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

In the United States, the laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid.  A person or entity does not need to have actual knowledge of this statute or specific intent to violate the Anti-Kickback statute itself to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $74,792 for each violation, plus up to three times the remuneration involved. Violations of the Federal Anti-Kickback Statute can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. In addition, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•

federal civil and criminal false claims laws and civil monetary penalty laws, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third-party payors. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

•

HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation.  Further, failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $55,910 per violation, not to exceed $1.68 million per calendar year for non-compliance of an identical provision and, in certain circumstances, criminal penalties with fines up to $250,000 and/or imprisonment;

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

The scope and enforcement of these laws are uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.  For example, in July 2016, we received a federal administrative subpoena from the Office of Inspector General, or OIG, of the Department of Health and Human Services. The subpoena contains a request for documents and other materials that relate primarily to industry offerings of patient resupply software to home medical equipment providers.  In November 2016, we received a second subpoena, requesting documents and other materials regarding discounted sales and leasing to sleep labs, samples, and other promotional programs. In August 2018, we received a third subpoena requesting documents and other materials relating to diagnostic devices and masks provided to medical providers and diagnostic auto-scoring functions. In addition, the government has informally requested information about our leasing arrangements with customers. We are cooperating with the government’s subpoenas and requests for documents and information.  Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including (i) state privacy and confidentiality laws (including state laws requiring disclosure of breaches); (ii) HIPAA; and (iii) European and other foreign data protection laws, including the GDPR.

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

In addition, as of May 25, 2018, the General Data Protection Regulation, or GDPR, has replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third party processors in connection with the processing of the personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the new data protection rules imposed by GDPR we may be required to put in place additional mechanisms ensuring compliance. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with such laws and regulations causes our costs to increase and harms our business and financial condition. Additionally, limitations on our ability to use and share personal data could adversely affect our business.

We are also subject to evolving EU laws on data export, as we may transfer personal data from the EU to other jurisdictions. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, following a decision of the Court of Justice of the European Union in October 2015, transferring personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016 the European Commission adopted the U.S.-EU Privacy Shield Framework which replaces the Safe Harbor Scheme. However, this Framework is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S., and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in the European courts.

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

We are subject to diverse laws and regulations relating to data privacy and security, including HIPAA and European data privacy laws. Complying with these numerous and complex regulations is expensive and difficult, and failure to comply with these regulations could result in regulatory scrutiny, fines and civil liability. In addition, any security breach or attempt thereof could result in liability for stolen assets or information, additional costs associated with repairing any system damage, incentives offered to clients or other business partners to maintain business relationships after a breach, and implementation of measures to prevent future breaches, including organizational changes, deployment of additional personnel and protection technologies, employee training and engagement of third-party experts and consultants. Furthermore, these rules are constantly changing; for example, as stated above, the GDPR has been adopted, the EU-U.S. Safe Harbor Framework has been declared invalid and the EU-U.S. Privacy Shield Framework has recently been formally adopted by the European Commission while the standard contractual clauses are being challenged in the European courts. Additionally, the costs incurred to remediate any data security or privacy incident could be substantial.

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

Disruptions in the supply of components from our suppliers could result in a significant reduction in sales and profitability.  We purchase configured components for our devices from various suppliers, including some who are single-source suppliers for us. We cannot assure you that a replacement supplier would be able to configure its components for our devices on a timely basis or, in the alternative, that we would be able to reconfigure our devices to integrate the replacement part. A reduction or halt in supply while a replacement supplier reconfigures its components, or while we reconfigure our devices for the replacement part, would limit our ability to manufacture our devices in a timely or cost-effective manner, which could result in a significant reduction in sales and profitability. We cannot assure you that our inventories would be adequate to meet our production needs during any prolonged interruption of supply.

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

Litigation may be necessary to enforce patents issued to us, to protect our proprietary rights, or to defend third-party claims that we have infringed on proprietary rights of others. For example, we are involved in litigation with Fisher & Paykel HealthCare, which has sued us in the U.S. District Court for the Southern District of California for allegedly infringing various of their patents. Related cases are now pending in New Zealand, Germany and Australia. If the outcome of any litigation or proceeding brought against us were adverse, we could be subject to significant liabilities to third-parties, could be required to obtain licenses from third-parties, could be forced to design around the patents at issue or could be required to cease sales of the affected products. A license may not be available at all or on commercially viable terms, and we may not be able to redesign our products to avoid infringement. Additionally, the laws regarding the enforceability of patents vary from country to country, and we cannot assure you that any patent issues we face will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

Changes or clarifications to U.S. tax laws could materially affect the tax treatment of our domestic and foreign earnings. The Organisation for Economic Co-operation and Development, an international association of 34 countries, including the United States, released the final reports from its Base Erosion and Profit Shifting, or BEPS, Action Plans, which aim to standardize and modernize global tax policies. The BEPS Action Plans propose revisions to numerous tax rules, including country-by-country reporting, permanent establishment, hybrid entities and instruments, transfer pricing, and tax treaties. The BEPS Action Plans have been or are being enacted by countries where we have operations.

In December 2017, “H.R.1”, the Tax Cuts and Jobs Act (“U.S. Tax Act”), was signed into law. The U.S. Tax Act significantly revises the U.S. corporate income tax by, among other things, imposing a one-time transition tax on unremitted foreign earnings, lowering the corporate income tax rate from 35 percent to 21 percent and implementing a territorial tax system in regard to foreign earnings. This resulted in the recognition of additional income tax expense of $138.0 million during the year ended June 30, 2018, which consists of $126.9 million for a transition tax imposed on all non-U.S. historical earnings that is payable over the next eight years and $11.1 million in tax expense due to the expected limitation of future deductions of our net deferred tax assets. The final additional income tax expense to be recognized on account of the U.S. Tax Act will be finalized before December 22, 2018.

Developments in relevant tax laws, regulations, administrative practices and enforcement practices could have a material adverse effect on our operating results, financial position and cash flows, including the need to obtain additional financing.

We are subject to tax audits by various tax authorities in many jurisdictions.  Our income tax returns are based on calculations and assumptions that require significant judgment, and are subject to audit by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws.  We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes.

We are currently under audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, and in March 2018, we received Notices of Amended Assessments. Based on these assessments, the ATO is asserting that we owe $151.7 million in additional income tax and $38.4 million in accrued interest. We agreed to a payment arrangement with the ATO, whereby an amount of $75.9 million was paid by us in April 2018, with the remaining amounts due only if we are unsuccessful in defending our position. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed.  In accordance with the payment arrangement, all remaining tax, interest and penalty amounts outstanding are due only if we are unsuccessful in defending our position.  We do not agree with the ATO’s assessments and intend to pursue administrative and legal steps to defend our position. We continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, there may be material changes to our past or future taxable income, tax payable or deferred tax assets, we will not receive a refund of the $75.9 million we paid in April 2018, and we will be required to pay penalties and interest that could materially adversely affect our financial results. We have also been notified by the ATO that they intend to audit tax years 2014 to 2017.

Our quarterly operating results are subject to fluctuation for a variety of reasons.  Our operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from a number of factors, including:

•	the introduction of new products by us or our competitors;
•	the geographic mix of product sales;
•	the success and costs of our marketing efforts in new regions;
•	changes in third-party payor reimbursement;
•	timing of regulatory clearances and approvals;
•	timing of orders by distributors;
•	expenditures incurred for research and development;
•	competitive pricing in different regions;
•	the effect of foreign currency transaction gains or losses; and
•	other activities of our competitors.

Fluctuations in our quarterly operating results may cause the market price of our common stock to fluctuate.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

You may not be able to enforce the judgments of U.S. courts against some of our assets or officers and directors.  A substantial portion of our assets are located outside the United States.  Additionally, some of our executive officers reside outside the United States, along with all or a substantial portion of their assets. As a result, it may not be possible for investors to enforce judgments of U.S. courts relating to any liabilities under U.S. securities laws against our assets, those persons or their assets. In addition, investors may not be able to pursue claims based on U.S. securities laws against these assets or these persons in Australian courts, where most of these assets and persons reside.

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

Our leverage and debt service obligations could adversely affect our business.  As of June 30, 2018,  our total consolidated debt was $281.5 million.  We may incur additional indebtedness in the future.  Our indebtedness could have adverse consequences, including:

•	making it more difficult to satisfy our financial obligations;
•	increasing our vulnerability to adverse economic, regulatory and industry conditions;
•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	limiting our ability to borrow additional funds for working capital, capital expenditure, acquisitions and general corporate or other purposes; and
•	exposing us to greater interest rate risk.

PART I	Item 1A

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

We may write-off intangible assets, such as goodwill.  We have recorded intangible assets, including goodwill in connection with our acquisitions.  At least on an annual basis, we will evaluate whether facts and circumstances indicate any impairment of the values of these intangible assets.  As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us.  If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

PART I	Items 1B – 4

RESMED INC. AND SUBSIDIARIES

ITEM 1B  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more before the end of our fiscal year 2018 that remain unresolved.

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

We believe that our facilities are adequate to meet the needs of our current business operations. At June 30, 2018, our principal owned and leased properties were as follows:

Location	Ownership Status (Owned / Leased)	Square footage	Primary Usage
San Diego, California	Owned	230,000	Corporate headquarters, sales and administration
Sydney, Australia	Owned	224,000	Manufacturing , engineering, research and development
Suzhou, China	Owned	53,000	Manufacturing , engineering, research and development
Atlanta, Georgia	Leased	508,000	Manufacturing, warehouse and distribution, sales and administration, research and development
Moreno Valley, California	Leased	130,000	Warehouse and distribution
Munich, Germany	Leased	113,000	Sales and distribution, research and development
Loyang, Singapore	Leased	95,000	Manufacturing facility
Chatsworth, California	Leased	72,000	Motor manufacturing, engineering, research and development
Lyon, France	Leased	51,000	Manufacturing, sales and distribution
Johor Bahru, Malaysia	Leased	46,000	Manufacturing facility
Galaxais / Connexis, Singapore	Leased	16,000	Engineering, research and development

ITEM 3  LEGAL PROCEEDINGS

We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. We investigate these matters as they arise, and accrue estimates for resolution of legal and other contingencies in accordance with Statement of Financial Accounting Standard No. 5.  See Note 19 – Legal Actions and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8) included in this report.

Litigation is inherently uncertain. Accordingly, we cannot predict with certainty the outcome of these matters.  But we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.

Fisher & Paykel Healthcare patent litigation.  ResMed and Fisher & Paykel Healthcare are engaged in patent disputes in several global forums. Court cases related to the disputes are now pending in the United States (filed August 2016 in the Southern District of California), New Zealand (filed August 2016 in the High Court of New Zealand), Germany (filed on various dates in 2016 and 2017 in the District Court in Munich), and Australia (filed December 2017 in the Federal Court in Victoria). ResMed and Fisher & Paykel have also filed proceedings in patent offices in the United States, Germany and Europe to invalidate many of the patents being asserted against that party. German trial proceedings are set for October 11, 2018 and various dates in 2019 to be determined.  The opening portion of the Australian trial against ResMed is set for April 23, 2019 (with the closing portion to be set on a later date to be determined) and the New Zealand trial against Fisher & Paykel is set for July 8, 2019.  We believe that the claims we are asserting against Fisher & Paykel are strong, and that we have strong defenses to the claims Fisher & Paykel is asserting against us. Nevertheless, the claims asserted against us could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from selling certain of our products, or require that we comply with other unfavorable terms. We may also be obligated to pay substantial settlement costs, including royalty payments, in connection with these claims or litigation and to obtain licenses or modify products, which could be costly. Even if we were to prevail in these disputes, litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.

PART I	Items 1B – 4

RESMED INC. AND SUBSIDIARIES

Administrative subpoenas.  In 2016, we received two federal administrative subpoenas from the Office of Inspector General of the U.S. Department of Health and Human Services. The subpoenas requested documents and other materials related primarily to industry offerings of patient resupply software to home medical equipment providers, discounted sales and leasing to sleep labs, samples, and other promotional programs.  In addition, the government has informally requested information about our leasing arrangements with customers. In August 2018 we received a third subpoena, requesting documents and other materials relating to diagnostic devices and masks provided to medical providers, and diagnostic auto-scoring functions.  We are cooperating with the government’s requests for documents and information. Responding to these investigations can consume substantial time and resources and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. If our operations are found to violate federal law or regulations, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

ITEM 4  MINE SAFETY DISCLOSURES

Not Applicable.

PART II	Item 5

RESMED INC. AND SUBSIDIARIES

PART II

ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RMD”. The following table sets forth for the fiscal periods indicated the high and low closing prices for the common stock as reported by the NYSE.

	2018		2017
	High	Low	High	Low
Quarter One, Ended September 30	$81.87	$71.29	$70.90	$62.96
Quarter Two, Ended December 31	87.81	75.62	65.58	56.59
Quarter Three, Ended March 31	104.78	84.93	73.46	61.22
Quarter Four, Ended June 30	108.29	92.92	79.44	67.04

As of June 30, 2018, there were 25 holders of record of our common stock, although many of these holders of record own shares as nominees on behalf of other beneficial owners. During fiscal years 2018 and 2017, we paid dividends totaling $199.5 million and $186.3 million, respectively.  On August 2, 2018, we announced an increase in the quarterly dividend from $0.35 per share to $0.37 per share.  We pay the dividend in U.S. currency to holders of our common stock trading on the NYSE. Holders of CDIs trading on the ASX will receive an equivalent amount in Australian currency based on the exchange rate on the record date and reflecting the 10:1 ratio between CDIs and of common stock traded on the NYSE. We expect the dividend will continue to be unfranked for Australian tax purposes.  We expect to fund our dividend commitments with our operating cash flows and existing loan facilities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this Report.

Purchases of Equity Securities

During all of our share buyback programs, we have repurchased an aggregate of 41.6 million shares at a total cost of $1.6 billion. The following table summarizes purchases by us of our common stock during the fiscal year ending June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
July 1 - 31, 2017	-	-	41,086,234	13,629,779
August 1 - 31, 2017	-	-	41,086,234	13,629,779
September 1 - 30, 2017	-	-	41,086,234	13,629,779
October 1 - 31, 2017	-	-	41,086,234	13,629,779
November 1 - 30, 2017	-	-	41,086,234	13,629,779
December 1 - 31, 2017	100,000	$85.39	41,186,234	13,529,779
January 1 - 31, 2018	-	-	41,186,234	13,529,779
February 1 - 28, 2018	55,000	95.35	41,241,234	13,474,779
March 1 - 31, 2018	145,000	97.31	41,386,234	13,329,779
April 1 - 30, 2018	-	-	41,386,234	13,329,779
May 1 - 31, 2018	150,000	102.11	41,536,234	13,179,779
June 1 - 30, 2018	100,000	105.83	41,636,234	13,079,779
Total	550,000	$100.00	41,636,234	13,079,779

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

PART II	Item 5

RESMED INC. AND SUBSIDIARIES

PERFORMANCE GRAPH

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholders return on our common stock from June 30, 2013 through June 30, 2018, with the comparable cumulative return of the S&P 500 index, the S&P 500 Health Care index, and the Dow Jones U.S. Medical Devices index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2013. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2013, for the indicated periods.

	As of June 30,
Index	2013	2014	2015	2016	2017	2018
ResMed Inc.	100	114	130	149	187	253
S&P 500	100	122	128	131	151	169
S&P 500 Health Care	100	128	156	150	166	175
Dow Jones U.S. Medical Devices	100	131	155	177	218	264

PART II	Item 6

RESMED INC. AND SUBSIDIARIES

ITEM 6  SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2018. The data set forth below should be read together with Item 7 of Part II of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 of Part II of this report, “Consolidated Financial Statements and Supplementary Data”, and related notes included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2018, 2017 and 2016 and the consolidated balance sheet data as of June 30, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2015 and 2014 and the consolidated balance sheet data as of June 30, 2016,  2015 and 2014 are derived from our audited consolidated financial statements. Historical results do not necessarily indicate the results to be expected in the future, and the results for the years presented should not be considered to indicate our future results of operations.

Consolidated Statement of Income Data	Years Ended June 30,
(In thousands, except per share data):	2018	2017	2016	2015	2014
Net revenue	$2,340,196	$2,066,737	$1,838,713	$1,678,912	$1,554,973
Cost of sales (excluding amortization of acquired intangible assets)	978,032	864,992	772,216	667,516	565,187
Gross profit	1,362,164	1,201,745	1,066,497	1,011,396	989,786
Selling, general and administrative expenses	600,369	553,968	488,057	478,627	450,414
Research and development expenses	155,149	144,467	118,651	114,865	118,226
Amortization of acquired intangible assets	46,383	46,578	23,923	-	6,326
Restructuring expenses	18,432	12,358	6,914	-	-
Litigation settlement expenses	-	8,500	-	-	-
Acquisition related expenses	-	10,076	-	8,668	9,733
Total operating expenses	820,333	775,947	637,545	602,160	584,699
Income from operations	541,831	425,798	428,952	409,236	405,087
Other income:
Interest income (expense), net	(11,977)	(11,151)	5,654	20,430	25,107
Other, net	(8,542)	4,096	4,960	6,250	884
Total other income (loss), net	(20,519)	(7,055)	10,614	26,680	25,991
Income before income taxes	521,312	418,743	439,566	435,916	431,078
Income taxes	205,724	76,459	87,157	83,030	85,805
Net income	$315,588	$342,284	$352,409	$352,886	$345,273
Basic earnings per share	$2.21	$2.42	$2.51	$2.51	$2.44
Diluted earnings per share	$2.19	$2.40	$2.49	$2.47	$2.39
Dividends per share	$1.40	$1.32	$1.20	$1.12	$1.00
Weighted average:
Basic shares outstanding	142,764	141,360	140,242	140,468	141,474
Diluted shares outstanding	143,987	142,453	141,669	142,687	144,359

	As of June 30,
Consolidated Balance Sheet Data (In thousands):	2018	2017	2016	2015	2014
Working capital	$554,468	$1,283,877	$781,730	$1,141,381	$1,286,651
Total assets	3,063,923	3,468,487	3,256,705	2,181,774	2,360,962
Long-term debt, less current maturities	269,988	1,078,611	873,332	300,594	300,770
Total stockholders’ equity	$2,058,980	$1,960,266	$1,694,831	$1,587,307	$1,758,248

PART II	Item 7

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

We are a global leader in the development, manufacturing, distribution and marketing of medical devices and cloud-based software applications that diagnose, treat and manage respiratory disorders, including sleep disordered breathing (“SDB), chronic obstructive pulmonary disease, neuromuscular disease and other chronic diseases. SDB includes obstructive sleep apnea and other respiratory disorders that occur during sleep. Our products and solutions are designed to improve patient quality of life, reduce the impact of chronic disease and lower healthcare costs as global healthcare systems continue to drive a shift in care from hospitals to the home and lower cost settings. Our cloud-based software digital health applications, along with our devices are designed to provide connected care to improve patient outcomes and efficiencies for our customers.

Since the development of continuous positive airway pressure therapy, we have expanded our business by developing or acquiring a number of products and solutions for a broader range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems, headgear and other accessories, dental devices, portable oxygen concentrators and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of SDB and respiratory conditions like chronic obstructive pulmonary disease as significant health concerns.

We are committed to ongoing investment in research and development and product enhancements.  During fiscal year 2018, we invested approximately $155.1 million on research and development activities, which represents approximately 6.6% of net revenues with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs.  During fiscal year 2018, we released new products including Mobi, a portable oxygen device, and QuietAir, a diffuser vent elbow. Through our acquisition of Brightree in 2016, we also acquired a suite of software-as-a-service (“SaaS”) solutions for U.S. based distributors and home health and hospice customers which we have continued to develop and improve.  These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.

Net revenue in fiscal year 2018 increased to $2,340.2 million, an increase of 13% compared to fiscal year 2017. Gross profit increased for the year ended June 30, 2018 to $1,362.2 million, from $1,201.7 million for the year ended June 30, 2017,  an increase of $160.4 million or 13%.  Our net income for the year ended June 30, 2018 was $315.6 million or $2.19 per diluted share compared to net income of $342.3 million or $2.40 per diluted share for the year ended June 30, 2017.

Total operating cash flow for fiscal year 2018 was $505.0 million and at June 30, 2018, our cash and cash equivalents totaled $188.7 million.  At June 30, 2018, our total assets were $3.1 billion and our stockholders’ equity was $2.1 billion. During fiscal year 2018, we repurchased 550,000 shares at a cost of $53.8 million under our share repurchase program. We paid a quarterly dividend of $0.35 per share during fiscal 2018 with a total amount of $199.5 million paid to stockholders.

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

Fiscal Year Ended June 30, 2018 Compared to Fiscal Year Ended June 30, 2017

Net Revenues.  Net revenue for the year ended June 30, 2018 increased to $2,340.2 million from $2,066.7 million for the year ended June 30, 2017,  an increase of $273.5 million or 13% (a 10% increase on a constant currency basis). Net revenue for the year ended June 30, 2018 includes revenue of $157.0 million from our SaaS operations.  Excluding revenue attributable to SaaS, net revenue for the year ended June 30, 2018 increased to $2,183.2 million from $1,928.7 million for the year ended June 30, 2017,  an increase of $254.5 million or 13% (an increase of 10% on a constant currency basis).  The increase in net revenue was attributable to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.  Movements in international currencies against the U.S. dollar positively impacted net revenues by approximately $57.2 million for the year ended June 30, 2018.

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net revenue in U.S., Canada and Latin America for the year ended June 30, 2018 increased to $1,447.1 million from $1,310.1 million for the year ended June 30, 2017,  an increase of $137.0 million or 10%. Excluding revenue attributable to SaaS, net revenue in U.S., Canada and Latin America for the year ended June 30, 2018 increased to $1,290.1 million from $1,172.1 million for the year ended June 30, 2017, an increase of $118.0 million or 10%. The increase in net revenue in U.S., Canada and Latin America, excluding revenue attributable to SaaS, is primarily due to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue in markets in combined Europe, Asia and other markets increased for the year ended June 30, 2018 to $893.1 million from $756.6 million for the year ended June 30, 2017, an increase of $136.5 million or 18% (an increase of 11% on a constant currency basis).  The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue from devices for the year ended June 30, 2018 increased to $1,303.6 million from $1,161.0 million for the year ended June 30, 2017,  an increase of $142.6 million or 12%, including an increase of 9% in U.S., Canada and Latin America and an increase of 16% in combined Europe, Asia and other markets (a 9% increase on a constant currency basis).  Net revenue from masks and other accessories for the year ended June 30, 2018 increased to $879.6 million from $767.7 million for the year ended June 30, 2017,  an increase of 15%, including an increase of 11% in U.S., Canada and Latin America and an increase of 22% in combined Europe, Asia and other markets (a 15% increase on a constant currency basis).  Excluding the impact of foreign currency movements, device sales for the year ended June 30, 2018 increased by 9%, and masks and accessories sales increased by 12%, compared to the year ended June 30, 2017.

The following table summarizes the percentage movements in our net revenue for the year ended June 30, 2018 compared to the year ended June 30, 2017:

	U.S., Canada and Latin America	Combined Europe, Asia and other markets	Total	Combined Europe, Asia and other markets (Constant Currency)*	Total (Constant Currency)*
Devices	9%	16%	12%	9%	9%
Masks and other accessories	11%	22%	15%	15%	12%
Total devices and masks	10%	18%	13%	11%	10%
Software as a Service	14%	-	14%	-	14%
Total	10%	18%	13%	11%	10%

* Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit.  Gross profit increased for the year ended June 30, 2018 to $1,362.2 million from $1,201.7 million for the year ended June 30, 2017,  an increase of $160.4 million or 13%.  Gross profit as a percentage of net revenue was 58.2% for the year ended June 30, 2018, compared with the 58.1% for the year ended June 30, 2017.  The increase in gross margin was due primarily to manufacturing and procurement efficiencies, partly offset by declines in our average selling prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased for the year ended June 30, 2018 to $600.4 million from $554.0 million for the year ended June 30, 2017,  an increase of $46.4 million or 8%. The selling, general and administrative expenses, as reported in U.S. dollars, were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $17.8 million. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the year ended June 30, 2018 increased by 5% compared to the year ended June 30, 2017. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2018 improved to 25.7% compared to 26.8% for the year ended June 30, 2017.

The increase in selling, general and administrative expenses was primarily due to additional expenses associated with doubtful debts and additional personnel to support our commercial activities.

Research and Development Expenses.  Research and development expenses increased for the year ended June 30, 2018 to $155.1 million from $144.5 million for the year ended June 30, 2017,  an increase of $10.7 million or 7%. The research and development expenses were unfavorably impacted by movement of international currencies against the U.S. dollar, which increased our expenses by approximately $3.6 million, as reported in U.S. dollars.  Excluding the impact of foreign currency movements, research and development expenses for the year ended June 30, 2018 increased by 5% compared to the year ended June 30, 2017.  As a percentage of net revenue, research and development expenses were 6.6% for the year ended June 30, 2018 compared to 7.0% for the year ended June 30, 2017.

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in research and development expenses in constant currency terms was primarily due to an increase in the number of research and development personnel, and an increase in materials and tooling costs incurred to facilitate development of new products.

Amortization of Acquired Intangible Assets.  Amortization of acquired intangible assets for the year ended June 30, 2018 totaled $46.4 million compared to $46.6 million for the year ended June 30, 2017.

Restructuring expenses.  During the year ended June 30, 2018 we incurred restructuring expenses of $18.4 million associated with a global strategic workforce planning review, which resulted in a reduction in headcount across most of our functions and locations and closure of our Paris site. We recorded the full amount of $18.4 million during the year ended June 30, 2018, within our operating expenses which was separately disclosed as restructuring expenses and had $1.5 million remaining in our employee related costs accrual at year end. The restructuring expenses consisted primarily of severance payments to employees and the remaining expense relating to legal and consulting services associated with the completion of the employee severances and contract exit costs associated with the Paris site.

During the year ended June 30, 2017 we incurred restructuring expenses of $12.4 million associated with the reorganization of our Paris manufacturing activities and German research and development activities. The restructuring expenses consisted primarily of severance payments to employees in our German and Paris facilities, site closure costs and associated project cancellation costs.

Total Other Income (Loss), Net.  Total other income (loss), net for the year ended June 30, 2018 was a loss of $20.5 million, compared with a loss of $7.1 million for the year ended June 30, 2017.  The change was due primarily to the impairment of our cost method investments of $11.6 million for the year ended June 30, 2018 compared to $2.0 million for the year ended June 30, 2017, and the loss on foreign currency transactions of $1.5 million for the year ended June 30, 2018 compared to a gain of $5.4 million for the year ended June 30, 2017.

Income Taxes.  Our effective income tax rate increased to 39.5% for the year ended June 30, 2018 from 18.3% for the year ended June 30, 2017. Our effective tax rate was impacted by charges associated with the U.S. Tax Act which was enacted in December 2017, and resulted in additional income tax expense of $138.0 million for the year ended June 30, 2018. Specifically, the effective tax rate includes both the transition tax imposed on our accumulated foreign earnings resulting in additional income tax expense of $126.9 million which, is payable over eight years and the reduction in the carrying value due to the lower corporate tax rate and the expected limitation of future deductions of our net deferred tax assets, which resulted in additional income tax expense of $11.1 million for the year ended June 30, 2018.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. Tax Act as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the additional estimated income tax of $138.0 million for the year ended June 30, 2018 represents our best estimate based on current interpretation of the U.S. Tax Act. We are still accumulating data necessary to finalize the underlying calculations and analyzing expected U.S. Treasury guidance on the application of certain provisions of the U.S. Tax Act. In accordance with SAB 118, the additional estimated income tax of $138.0 million recorded in the year ended June 30, 2018 is considered provisional and will be finalized before December 22, 2018.

Our effective income tax rate was affected by the geographic mix of our earnings.  Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030.  During the year ended June 30, 2018, as a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal income tax if repatriated. We do not believe it will be necessary to repatriate earnings held outside of the U.S. and anticipate our domestic liquidity needs will be met through cash flows provided by domestic operating activities, supplemented with long-term debt and short-term borrowings. Accordingly, we intend to continue to indefinitely reinvest our earnings held outside of the U.S. in our foreign operations.

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO is asserting that we owe $151.7 million in additional income tax and $38.4 million in accrued interest. We agreed to a payment arrangement with the ATO and we paid $75.9 million to the ATO in April 2018, with the remaining amounts due only if we are unsuccessful in defending our position. At June 30, 2018, we have recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed.  In accordance with the payment arrangement, all remaining tax, interest and penalty amounts outstanding are due only if we are unsuccessful in defending our position.  We have also been notified by the ATO that they intend to audit tax years 2014 to 2017.

Net Income and Earnings per Share.  As a result of the factors above, our net income for the year ended June 30, 2018 was $315.6 million compared to net income of $342.3 million for the year ended June 30, 2017. Our earnings per diluted share for the year ended June 30, 2018 was $2.19 compared to $2.40 for the year ended June 30, 2017,  a decrease of 9%.  The decrease in earnings per diluted share was primarily due to additional income tax expense of $138.0 million resulting from changes arising from the U.S. Tax Act.

Fiscal Year Ended June 30, 2017 Compared to Fiscal Year Ended June 30, 2016

Net Revenues.  Net revenue for the year ended June 30, 2017 increased to $2,066.7 million from $1,838.7 million for the year ended June 30, 2016, an increase of $228.0 million or 12% (a 13% increase on a constant currency basis). Net revenue for the year ended June 30, 2017 includes revenue of $138.1 million from our SaaS operations.  Excluding revenue attributable to SaaS, net revenue for the year ended June 30, 2017 was $1,928.7 million, an increase of $118.9 million or 7% compared to the year ended June 30, 2016 (an 8% increase on a constant currency basis).  The increase in net revenue was attributable to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.  Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $17.2 million for the year ended June 30, 2017.

Net revenue in U.S., Canada and Latin America for the year ended June 30, 2017 increased to $1,310.1 million from $1,130.4 million for the year ended June 30, 2016, an increase of $179.7 million or 16%. Excluding revenue attributable to SaaS, net revenue in U.S., Canada and Latin America increased for the year ended June 30, 2017 to $1,172.1 million, an increase of $70.5 million or 6%. The increase in net revenue in U.S., Canada and Latin America, excluding revenue attributable to SaaS, is primarily due to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue in markets in combined Europe, Asia and other markets increased for the year ended June 30, 2017 to $756.6 million from $708.3 million for the year ended June 30, 2016, an increase of $48.3 million or 7% (a 9% increase on a constant currency basis).  The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue from devices for the year ended June 30, 2017 increased to $1,161.0 million from $1,064.2 million for the year ended June 30, 2016, an increase of $96.8 million or 9%, including an increase of 9% in the United States, Canada and Latin America and an increase of 10% in combined Europe, Asia and other markets (a 12% increase on a constant currency basis).  Net revenue from masks and other accessories for the year ended June 30, 2017 increased to $767.7 million from $745.6 million for the year ended June 30, 2016, an increase of 3%, including an increase of 4% in the United States, Canada and Latin America and an increase of 1% in combined Europe, Asia and other markets (a 4% increase on a constant currency basis).  Excluding the impact of foreign currency movements, device sales for the year ended June 30, 2017 increased by 10%, and masks and accessories sales increased by 4%, compared to the year ended June 30, 2016.

The following table summarizes the percentage movements in our net revenue, excluding revenue attributable to SaaS following the closing of our acquisition of Brightree, for the year ended June 30, 2017 compared to the year ended June 30, 2016:

	U.S., Canada and Latin America	Combined Europe, Asia and other markets	Total	Combined Europe, Asia and other markets (Constant Currency)*	Total (Constant Currency)*
Devices	9%	10%	9%	12%	10%
Masks and other accessories	4%	1%	3%	4%	4%
Total devices and masks	6%	7%	7%	9%	8%

* Constant currency numbers exclude the impact of movements in international currencies.

PART II	Item 7

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

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 2018 and June 30, 2017, we had cash and cash equivalents of $188.7 million and $821.9 million, respectively. Working capital was $0.6 billion and $1.3 billion, at June 30, 2018 and June 30, 2017, respectively. The reduction in working capital was mainly due to net debt repayment of $796.2 million during the year ending June 30, 2018. As of June 30, 2018 we had $0.3 billion of borrowings under our credit facility agreement as compared to $1.1 billion at June 30, 2017.

As of June 30, 2018 and June 30, 2017, our cash and cash equivalent balances held within the United States amounted to $36.9 million and $23.2 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2018 and June 30, 2017, of $151.8 million and $798.7 million, respectively, were held by our non-U.S. subsidiaries. Our cash and cash equivalent balances are held at highly rated financial institutions.

We repatriated $1.4 billion and $215 million to the United States in fiscal years 2018 and 2017, respectively, from earnings generated in each of those years. The amount of the current year foreign earnings that we have repatriated to the United States in the past has been determined, and the amount that we expect to repatriate during fiscal year 2019 will be determined, based on a variety of factors, including current year earnings of our foreign subsidiaries, foreign investment needs and the cash flow needs we have in the United States, such as for the repayment of debt, dividend distributions, and other domestic obligations. The majority of our repatriation of foreign subsidiaries’ earnings to the United States. has historically occurred at year-end, although we may repatriate funds earlier in the year based on our business needs, as we did during the year ended June 30, 2018.

During the year ended June 30, 2018, as a result of the U.S. Tax Act, we have treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million which is payable over the next eight years.  Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. As we evaluate the impact of the U.S. Tax Act and the future cash needs of our global operations, we may revise the amount of foreign earnings considered to be permanently reinvested outside the United States.

Inventories at June 30, 2018 were $268.7 million which is consistent with the balance at June 30, 2017 of $268.3 million.

Accounts receivable, net of allowance for doubtful accounts, at June 30, 2018 were $483.7 million, an increase of $33.2 million or 7% over the June 30, 2017 accounts receivable balance of $450.5 million. Accounts receivable days sales outstanding of 69 days at June 30, 2018 increased by 1 day compared to 68 days at June 30, 2017. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2018 and 2017 was 3.8% and 2.4%, respectively.

During the year ended June 30, 2018, we generated cash of $505.0 million from operations. This was higher than the cash generated from operations for the year ended June 30, 2017 of $414.1 million, which was primarily due to the increase in underlying net income, when excluding the additional income tax expense of $138.0 million relating to the enactment of the U.S. Tax Act. This additional income tax expense is payable over of the next eight years and therefore, is not expected to materially impact our operating cash flows.     Movements in foreign currency exchange rates during the year ended June 30, 2018 had the effect of decreasing our cash and cash equivalents by $9.7 million, as reported in U.S. dollars.

During fiscal year 2018, we repurchased 550,000 shares at a cost of $53.8 million and during fiscal year 2017, we did not purchase any shares under our share repurchase program.  During fiscal years 2018 and 2017, we also paid dividends totaling $199.5 million and $186.3 million, respectively.

Details of contractual obligations at June 30, 2018 are as follows (in thousands):

		Payments Due by June 30,
In $000’s	Total	2019	2020	2021	2022	2023	Thereafter
Short-term debt	$12,000	$12,000	$-	$-	$-	$-	$-
Interest on short-term debt	8,293	8,293	-	-	-	-	-
Long Term Debt	$272,000	$-	$12,000	$12,000	$12,000	$236,000	$-
Interest on Long Term Debt	30,377	-	7,942	7,592	7,242	7,601	-
Operating leases	57,464	18,343	12,585	8,382	5,929	4,686	7,539
Capital leases	101	82	19
Purchase obligations	235,637	232,268	1,925	1,444	-	-	-
Total	$615,872	$270,986	$34,471	$29,418	$25,171	$248,287	$7,539

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Details of other commercial commitments at June 30, 2018 are as follows (in thousands):

		Amount of Commitment Expiration Per Period
In $000’s	Total	2019	2020	2021	2022	2023	Thereafter
Standby letter of credit	$13,325	$5,792	$276	$-	$-	$-	$7,257
Guarantees*	8,078	42	1,377	41	16	22	6,580
Total	$21,403	$5,834	$1,653	$41	$16	$22	$13,837

*These guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

Refer to Note 19 -  Legal Actions and Contingencies of the Notes to the Consolidated Financial Statements (Part II, Item 8) for details of our contingent obligations under recourse provisions.

Segment Information

We have determined that we predominantly operate in a single operating segment, which is the sleep and respiratory disorders sector of the medical device industry.  Due to the acquisition of Brightree LLC in April 2016, our operations now include the supply of business management software and services to medical equipment and home health providers.  However, these operations, both in terms of revenue and profit, are not material to our global operations and therefore have not been separately reported as a segment.  See Note 15 – Segment Information of the Notes to the Consolidated Financial Statements (Part II, Item 8) for financial information regarding segment reporting.  Financial information about our revenues from and assets located in foreign countries is also included in the notes to the consolidated financial statements included in this report.

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. On April 4, 2016, in connection with our acquisition of Brightree, we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700.0 million to $1.0 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million, and to make other modifications to provide for the acquisition of Brightree. On January 9, 2017, we entered into a second amendment to our agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increased the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. The credit facility was due to terminate on October 31, 2018, when all unpaid principal and interest under the loans were to be repaid.

On April 17, 2018, we entered into an Amended and Restated Credit Agreement, or the Revolving Credit Agreement, as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger, joint book runner, swing line lender and letter of credit issuer, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. The Revolving Credit Agreement, among other things, provides a senior unsecured revolving credit facility of $800.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million.

Additionally, on April 17, 2018, ResMed Limited entered into a Syndicated Facility Agreement, or the Term Credit Agreement, as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $200.0 million.

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. The term credit facility will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio).

PART II	Item 7

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

At June 30, 2018, the interest rate that was being charged on the outstanding principal amounts was 3.0%.  An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. At June 30, 2018, we were in compliance with our debt covenants and there was $281.5 million outstanding under the revolving credit facility and term credit facility. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

(1)  Valuation of Goodwill, Intangible and Other Long-Lived Assets.  We make assumptions in establishing the carrying value, fair value and estimated lives of our goodwill, intangibles and other long-lived assets. Our goodwill impairment tests are performed at our reporting unit level which is one level below our operating segment. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, we recognize as impairment the amount by which the carrying value of the assets exceeds their fair value. We base useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries.

We conducted our annual review for goodwill impairment during the final quarter of 2018 using a combination of qualitative and quantitative assessments.   Our goodwill impairment tests are performed at our reporting unit level which is one level below our operating segment. Fair value is determined based on estimated discounted cash flows. Our goodwill impairment review involved the following steps:

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

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Step 1 – Compare the fair value for each reporting unit to its carrying value, including goodwill. For each reporting unit where the carrying value, including goodwill, exceeds the reporting unit’s fair value, move on to Step 2. If a reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 – Allocate the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the goodwill. Then, compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The results of our review indicated that no impaired goodwill exists as the fair value for each reporting unit exceeded its carrying value.

(2)  Income Tax.  We assess our income tax positions and record tax benefits for all years subject to audit based upon management’s evaluation of the facts, circumstances and information available at the reporting date.  If we determine that it is not more likely than not that we would be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income tax expense in the period such determination is made. Alternatively, if we determine that it is more likely than not that the net deferred tax assets would be realized, any previously provided valuation allowance is reversed. These changes to the valuation allowance and resulting increases or decreases in income tax expense may have a material effect on our operating results.

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

In connection with the audit by the ATO” for the tax years 2009 to 2013, we received Notices of Amended Assessments for the tax years 2009 to 2013. Based on these assessments, the ATO is asserting that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. At June 30, 2018, we have recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. We have also been notified by the ATO that they intend to audit tax years 2014 to 2017.

(3)  Revenue Recognition.  We generally record revenue on product sales at the time of shipment, which is when title transfers to the customer. We initially defer service revenue received in advance from service contracts and recognize that deferred revenue ratably over the life of the service contract. We initially defer revenue we receive in advance from rental unit contracts and recognize that deferred revenue ratably over the life of the rental contract. Otherwise, we recognize revenue from rental unit contracts ratably over the life of the rental contract.  We include in revenue freight charges we bill to customers. We charge all freight-related expenses to cost of sales.  Taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, are excluded from revenue.

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

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recently Issued Accounting Pronouncements

See Note 3 – New Accounting Pronouncements of the Notes to Consolidated Financial Statements (Part II, Item 8) for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2018, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC

PART II	Item 7A

RESMED INC. AND SUBSIDIARIES

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2018 (in thousands):

	U.S.		Canadian	Chinese
	Dollar	Euro	Dollar	Yuan
	(USD)	(EUR)	(CAD)	(CNY)
AUD Functional:
Assets	170,336	159,670	4	24,102
Liability	(239,617)	(110,204)	-	(771)
Foreign Currency Hedges	45,000	(57,284)	-	(18,131)
Net Total	(24,281)	(7,819)	4	5,200
USD Functional:
Assets	-	-	22,005	-
Liability	-	(19)	-	-
Foreign Currency Hedges	-	-	(15,220)	-
Net Total	-	(19)	6,785	-
SGD Functional:
Assets	255,593	128,282	-	1,028
Liability	(50,607)	(61,780)	-	(1)
Foreign Currency Hedges	(178,000)	(78,327)	-	-
Net Total	26,986	(11,825)	-	1,027

PART II	Item 7A

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risks

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at June 30, 2018. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts (in thousands, except exchange rates):

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	June 30, 2018	June 30, 2017
AUD/USD
Contract amount	45,000	-	45,000	(140)	1,499
Ave. contractual exchange rate	AUD 1 = USD 0.7381		AUD 1 = USD 0.7381
AUD/Euro
Contract amount	104,047	23,381	127,428	(1,286)	1,191
Ave. contractual exchange rate	AUD 1 = Euro 0.6509	AUD 1 = Euro 0.6747	AUD 1 = Euro 0.6551
SGD/Euro
Contract amount	78,327	-	78,327	(939)	103
Ave. contractual exchange rate	SGD 1 = Euro 0.6349		SGD 1 = Euro 0.6349
SGD/USD
Contract amount	178,000	-	178,000	(309)	45
Ave. contractual exchange rate	SGD 1 = USD 0.7354		SGD 1 = USD 0.7354
AUD/CNY
Contract amount	18,131	-	18,131	(17)	18
Ave. contractual exchange rate	AUD 1 = CNY 4.9245		AUD 1 = CNY 4.9245
USD/CAD
Contract amount	15,220	-	15,220	(8)	(45)
Ave. contractual exchange rate	USD 1 = CAD 1.3148		USD 1 = CAD 1.3148

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2018, we held cash and cash equivalents of $188.7 million principally comprising of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates.  At June 30, 2018,  there was $281.5 million outstanding under the revolving credit and term loan facilities, which were subject to variable interest rates.  A hypothetical 10% change in interest rates during the year ended June 30, 2018, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

ITEM 8  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”

(a)  Index to Consolidated Financial Statements

(b)  Supplementary Data

Quarterly Financial Information (unaudited)—The quarterly results for the years ended June 30, 2018 and 2017 are summarized below (in thousands, except per share amounts):

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$523,659	$601,273	$591,634	$623,631	$2,340,197
Gross profit	305,605	349,792	344,295	362,472	1,362,164
Net income	86,125	9,527	110,125	109,812	315,588
Basic earnings per share	0.61	0.07	0.77	0.77	2.21
Diluted earnings per share	0.60	0.07	0.76	0.76	2.19

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$465,450	$530,397	$514,204	$556,686	$2,066,737
Gross profit	269,184	309,071	299,714	323,776	1,201,745
Net income	76,107	76,743	87,823	101,613	342,284
Basic earnings per share	0.54	0.54	0.62	0.72	2.42
Diluted earnings per share	0.54	0.54	0.62	0.71	2.40

Note: the amounts for each quarter are computed independently, and, due to the computation formula, the sum of the four quarters may not equal the year.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ResMed Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended June 30, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 17, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1994.

San Diego, California

August 17, 2018

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2018 and 2017

(In thousands, except share and per share data)

	June 30, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$188,701	$821,935
Accounts receivable, net of allowance for doubtful accounts of $19,258 and $11,150 at June 30, 2018 and June 30, 2017, respectively	483,681	450,530
Inventories (note 4)	268,701	268,319
Prepaid expenses and other current assets	124,634	103,219
Total current assets	1,065,717	1,644,003
Non-current assets:
Property, plant and equipment, net (note 5)	386,550	394,241
Goodwill (note 6)	1,068,944	1,064,874
Other intangible assets, net (note 6)	215,184	261,800
Deferred income taxes (note 14)	53,818	61,503
Prepaid taxes and other non-current assets	273,710	42,066
Total non-current assets	1,998,206	1,824,484
Total assets	$3,063,923	$3,468,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,723	$92,763
Accrued expenses	185,805	186,295
Deferred revenue	60,828	51,918
Income taxes payable (note 14)	160,427	29,150
Short-term debt, net (note 10)	11,466	-
Total current liabilities	511,249	360,126
Non-current liabilities:
Deferred revenue	71,596	53,235
Deferred income taxes (note 14)	13,084	13,822
Other long-term liabilities	924	2,427
Long-term debt, net (note 10)	269,988	1,078,611
Long-term income taxes payable (note 14)	138,102	-
Total non-current liabilities	493,694	1,148,095
Total liabilities	1,004,943	1,508,221
Commitments and contingencies (note 19)
Stockholders’ equity: (note 11)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 184,315,866 issued and 142,679,632 outstanding at June 30, 2018 and 183,260,958 issued and 142,174,724 outstanding at June 30, 2017	571	569
Additional paid-in capital	1,450,821	1,379,130
Retained earnings	2,432,328	2,316,237
Treasury stock, at cost, 41,636,234 shares at June 30, 2018 and 41,086,234 shares at June 30, 2017	(1,600,412)	(1,546,611)
Accumulated other comprehensive loss	(224,328)	(189,059)
Total stockholders’ equity	2,058,980	1,960,266
Total liabilities and stockholders’ equity	$3,063,923	$3,468,487

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2018, 2017 and 2016

(In thousands, except per share data)

	June 30, 2018	June 30, 2017	June 30, 2016
Net revenue	$2,340,196	$2,066,737	$1,838,713
Cost of sales (excluding amortization of acquired intangible assets)	978,032	864,992	772,216
Gross profit	1,362,164	1,201,745	1,066,497
Operating expenses:
Selling, general and administrative	600,369	553,968	488,057
Research and development	155,149	144,467	118,651
Amortization of acquired intangible assets	46,383	46,578	23,923
Restructuring expenses (note 23)	18,432	12,358	6,914
Litigation settlement expenses (note 24)	-	8,500	-
Acquisition related expenses (note 20)	-	10,076	-
Total operating expenses	820,333	775,947	637,545
Income from operations	541,831	425,798	428,952
Other income (loss), net:
Interest income	16,378	17,085	16,860
Interest expense	(28,355)	(28,236)	(11,206)
Other, net	(8,542)	4,096	4,960
Total other income (loss), net	(20,519)	(7,055)	10,614

Income before income taxes	521,312	418,743	439,566
Income taxes	205,724	76,459	87,157
Net income	$315,588	$342,284	$352,409

Basic earnings per share (note 12)	$2.21	$2.42	$2.51
Diluted earnings per share (note 12)	$2.19	$2.40	$2.49
Dividend declared per share	$1.40	$1.32	$1.20
Basic shares outstanding (000's)	142,764	141,360	140,242
Diluted shares outstanding (000's)	143,987	142,453	141,669

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2018, 2017 and 2016

(In US$ thousands)

	Years Ended June 30,
	2018	2017	2016
Net income	$315,588	$342,284	$352,409
Other comprehensive (loss) income:
Foreign currency translation (loss) gain adjustments	(35,269)	33,599	(49,142)
Comprehensive income	$280,319	$375,883	$303,267

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2018, 2017 and 2016

(In thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2015	179,661	$562	$1,228,795	(39,186)	$(1,444,554)	$1,976,020	$(173,516)	$1,587,307
Common stock issued on exercise of options (note 11)	1,176	5	26,247					26,252
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	619	3	(12,388)					(12,385)
Common stock issued on employee stock purchase plan (note 11)	291	1	14,081					14,082
Treasury stock purchases		(8)		(1,900)	(102,057)			(102,065)
Tax benefit from exercise of options								-
Stock-based compensation costs			46,503					46,503
Other comprehensive income							(49,142)	(49,142)
Net income						352,409		352,409
Dividends declared						(168,130)		(168,130)
Balance, June 30, 2016	181,747	$563	$1,303,238	(41,086)	$(1,546,611)	$2,160,299	$(222,658)	$1,694,831
Common stock issued on exercise of options (note 11)	740	3	22,246					22,249
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	447	2	(8,159)					(8,157)
Common stock issued on employee stock purchase plan (note 11)	327	1	15,884					15,885
Treasury stock purchases								-
Stock-based compensation costs			45,921					45,921
Other comprehensive income							33,599	33,599
Net income						342,284		342,284
Dividends declared						(186,346)		(186,346)
Balance, June 30, 2017	183,261	$569	$1,379,130	(41,086)	$(1,546,611)	$2,316,237	$(189,059)	$1,960,266
Common stock issued on exercise of options (note 11)	539	2	18,759					18,761
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	214	1	(15,385)					(15,384)
Common stock issued on employee stock purchase plan (note 11)	302	1	19,955					19,956
Treasury stock purchases		(2)		(550)	(53,801)			(53,803)
Stock-based compensation costs			48,362					48,362
Other comprehensive income							(35,269)	(35,269)
Net income						315,588		315,588
Dividends declared						(199,497)		(199,497)
Balance, June 30, 2018	184,316	$571	$1,450,821	(41,636)	$(1,600,412)	$2,432,328	$(224,328)	$2,058,980

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2018, 2017 and 2016

(In thousands)

	June 30, 2018	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income	$315,588	$342,284	$352,409
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,960	112,157	86,849
Stock-based compensation costs	48,412	45,925	46,408
Impairment of long lived assets	-	-	2,815
Impairment of cost-method investments	11,593	1,955	750
Changes in fair value of business combination contingent consideration (note 20)	411	10,076	(2,986)
Payment of business combination contingent consideration (note 20)	-	(8,460)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(32,356)	(63,604)	(27,307)
Inventories	1,494	(41,599)	30,492
Prepaid expenses, net deferred income taxes and other current assets	(160,726)	(19,257)	12,121
Accounts payable, accrued expenses and other	200,650	34,576	46,382
Net cash provided by operating activities	505,026	414,053	547,933
Cash flows from investing activities:
Purchases of property, plant and equipment	(62,581)	(62,219)	(58,534)
Patent registration costs	(8,876)	(9,257)	(9,295)
Business acquisitions, net of cash acquired	(902)	(7,274)	(1,041,864)
Investment in cost-method investments	(14,495)	(6,464)	(8,965)
Proceeds from disposal of cost-method investments	-	-	468
Proceeds (payments) on maturity of foreign currency contracts	(14,970)	3,324	(7,564)
Net cash used in investing activities	(101,824)	(81,890)	(1,125,754)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	23,332	30,161	27,694
Purchases of treasury stock	(53,801)	-	(102,058)
Payments of business combination contingent consideration (note 20)	(486)	(11,682)	(1,228)
Proceeds from borrowings, net of borrowing costs	350,000	450,000	1,140,000
Repayment of borrowings	(1,146,242)	(545,000)	(283,694)
Dividend paid	(199,497)	(186,346)	(168,130)
Net cash used in financing activities	(1,026,694)	(262,867)	612,584
Effect of exchange rate changes on cash	(9,742)	21,205	(20,578)
Net increase (decrease) in cash and cash equivalents	(633,234)	90,501	14,185
Cash and cash equivalents at beginning of period	821,935	731,434	717,249
Cash and cash equivalents at end of period	$188,701	$821,935	$731,434
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$170,653	$92,901	$68,966
Interest paid	$28,355	$28,236	$11,206

Fair value of assets acquired, excluding cash	$290	$10,460	$338,353
Liabilities assumed	-	(877)	(79,808)
Goodwill on acquisition	247	(645)	796,306
Deferred payments	365	(84)	120
Fair value of contingent consideration	-	(1,580)	(13,107)
Total cash component of purchase price	$902	$7,274	$1,041,864

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(1)  Organization and Basis of Presentation

ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group.  Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea.  Our manufacturing operations are located in Australia, China, Singapore, Malaysia, France and the United States.  Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia, Japan, China, Norway and Sweden.

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

Our cash and cash equivalents balance at June 30, 2018, include $2.5 million in cash which is subject to notice periods of up to 90 days.  These cash balances earn interest rates above normal term deposit rates otherwise available and are held at highly rated financial institutions.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

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

(g)  Goodwill

We conducted our annual review for goodwill impairment during the final quarter of 2018.  Our goodwill impairment tests are performed at our reporting unit level which is one level below our operating segment. Fair value is determined based on estimated discounted cash flows. Our goodwill impairment review involved the following steps:

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

Step 1 – Compare the fair value for each reporting unit to its carrying value, including goodwill. For each reporting unit where the carrying value, including goodwill, exceeds the reporting unit’s fair value, move on to Step 2. If a reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 – Allocate the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the goodwill. Then, compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

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

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

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

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

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

We did not recognize impairment charges in relation to long-lived assets during the fiscal years ended June 30, 2018 and 2017, but during the fiscal year ended June 30, 2016 we recognized $2.8 million of impairment charges.

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

We formed an implementation team during the year ended June 30, 2017 to oversee adoption of the new revenue recognition standards. The implementation team completed its assessment of the new guidance during the fourth quarter of the year ending June 30, 2018 and has determined it will not have a material impact on how we account for our contracts with customers. As previously reported, we  will be updating our accounting policies to align with terminology and concepts in the new revenue recognition standards as well as increased disclosures relating to our revenue streams, contract-related balances and contract details.

The new revenue recognition standard is effective for us beginning in the first quarter of the fiscal year ending June 30, 2019 and can be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of the change recognized at the date of the initial application. We will be adopting the new revenue recognition standards using the modified retrospective method and have not identified an adjustment to beginning retained earnings for the cumulative effect of the change.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

ASU No. 2016-01, "Financial Instruments - Overall"

In January 2016, the FASB issued Accounting Standards Update ASU No. 2016-01, "Financial Instruments - Overall" (Topic 825-10). The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value with changes in fair value recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment for impairment quarterly at each reporting period. The amendments in ASU 2016-01 will be effective for our first quarter of the fiscal year ending June 30, 2019. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with prospective adoption of the amendments related to equity securities without readily determinable fair values existing as of the date of adoption. We have completed our assessment of this standard which is relevant for our Cost-Method Investments, and identified example transactions or events that we would regard as an orderly transaction and could be regarded as an observable price including capital-raising activities. If and when these transactions or events occur, and indicate a change in the fair value of our investment, this will be recognized through net income in the period when these transactions or events occur.

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

We formed an implementation team during the fourth quarter of the year ended June 30, 2018 to oversee adoption of the new standard. The implementation team has established a project plan as well as initiated collecting global data on our lease agreements. There are a number of steps in the team’s project plan that remain to be completed including: executing global education program, designing the system solution for data collation and balance calculations, evaluating the impact, and working through required changes to systems, business processes and controls to support the adoption of the new leases standard. While the formal impact assessment is ongoing, we expect this amendment will affect the way we account for operating leases where we are the lessee (as described above), require reassessment of how we account for revenue where we are the lessor and will result in increased disclosures for all lease arrangements.

ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory”

In October 2016, the FASB issued Accounting Standard Update ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” (Topic 740). Under the new guidance, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 will be effective for the first quarter of our fiscal year ending June 30, 2019 and is required to be adopted on a modified retrospective basis, with a cumulative-effect adjustment recorded directly to retained earnings for intra-entity transfers that occur before the adoption date. Based on this adoption method, we expect to record a cumulative-effect adjustment directly to retained earnings and a reduction in prepaid taxes of approximately $185.6 million on July 1, 2018.

(b)  Recently adopted accounting pronouncements

We did not adopt any new accounting pronouncements during the year ended June 30, 2018.

(4)  Inventories

Inventories were comprised of the following as of June 30, 2018 and June 30, 2017 (in thousands):

	June 30, 2018	June 30, 2017
Raw materials	$75,415	$75,658
Work in progress	2,453	4,297
Finished goods	190,833	188,364
Total inventories	$268,701	$268,319

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(5)  Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following as of June 30, 2018 and June 30, 2017 (in thousands):

	June 30, 2018	June 30, 2017
Machinery and equipment	$239,671	$230,632
Computer equipment	155,069	154,032
Furniture and fixtures	51,045	47,074
Vehicles	7,399	7,667
Clinical, demonstration and rental equipment	92,229	86,024
Leasehold improvements	32,169	35,932
Land	54,089	55,311
Buildings	229,193	233,868
	860,864	850,540
Accumulated depreciation and amortization	(474,314)	(456,299)
Property, plant and equipment, net	$386,550	$394,241

(6)  Goodwill and Other Intangible Assets, net

Goodwill

Changes in the carrying amount of goodwill for the years ended June 30, 2018 and June 30, 2017 (in thousands):

	Twelve Months Ended June 30,
	2018	2017
Balance at the beginning of the period	$1,064,874	$1,059,245
Business acquisition	247	(645)
Foreign currency translation adjustments	3,823	6,274
Balance at the end of the period	$1,068,944	$1,064,874

For each of the years ended June 30, 2018 and June 30, 2017, we have not recorded any goodwill impairments.

Other Intangible Assets

Other intangibles, net are comprised of the following as of June 30, 2018 and June 30, 2017 (in thousands):

	June 30, 2018	June 30, 2017
Developed/core product technology	$205,149	$206,258
Accumulated amortization	(115,237)	(93,079)
Developed/core product technology, net	89,912	113,179
Trade names	48,832	48,768
Accumulated amortization	(16,868)	(10,894)
Trade names, net	31,964	37,874
Non-compete agreements	3,288	3,660
Accumulated amortization	(2,283)	(2,236)
Non-compete agreements, net	1,005	1,424
Customer relationships	118,084	122,458
Accumulated amortization	(48,157)	(40,050)
Customer relationships, net	69,927	82,408
In-process research and development	-	4,100
In-process research and development, net	-	4,100
Patents	91,708	85,780
Accumulated amortization	(69,332)	(62,965)
Patents, net	22,376	22,815
Total other intangibles, net	$215,184	$261,800

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

Refer to note 22 of the consolidated financial statements for details of acquisitions made in the prior year.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

Amortization expense for the year ended June 30, 2018 was $46.4 million and $8.0 million for identifiable intangible assets and patents, respectively. Total estimated annual amortization expense for the years ending June 30, 2019 through June 30, 2023, is shown below (in thousands):

Fiscal Year	Amortization expense
2019	$53,240
2020	48,201
2021	40,532
2022	30,921
2023	12,137

(7)  Cost-Method Investments

The aggregate carrying amount of our cost-method investments at June 30, 2018 and June 30, 2017, included within our other non-current assets on our consolidated balance sheets, was $41.2 million and $38.3 million, respectively.

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

The following table shows a reconciliation of the changes in our cost-method investments during the years ended June 30, 2018 and June 30, 2017 (in thousands):

	Twelve Months Ended June 30,
	2018	2017
Balance at the beginning of the period	$38,324	$33,815
Investments	14,495	6,464
Impairment of cost-method investments	(11,593)	(1,955)
Balance at the end of the period	$41,226	$38,324

(8)  Accrued Expenses

Accrued expenses at June 30, 2018 and June 30, 2017 consist of the following (in thousands):

	June 30, 2018	June 30, 2017
Product warranties	$19,227	$19,558
Consulting and professional fees	10,341	10,506
Value added taxes and other taxes due	20,130	18,228
Employee related costs	109,280	100,410
Marketing and promotional programs	3,466	2,661
Business acquisition contingent consideration	1,505	651
Hedging instruments	2,373	460
Liability on receivables sold with recourse (note 19)	2,277	18,068
Accrued interest	120	1,050
Logistics and occupancy expenses	6,356	3,815
Other	10,730	10,888
	$185,805	$186,295

Refer to note 19 of the consolidated financial statements for details of accounting treatment liability on receivables sold with recourse.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(9)  Product Warranties

We include the liability for warranty costs in accrued expenses in our consolidated balance sheets. Changes in the liability for product warranty for the years ended June 30, 2018 and June 30, 2017 are as follows (in thousands):

	2018	2017
Balance at the beginning of the period	$19,558	$15,043
Warranty accruals for the period	17,339	19,805
Warranty costs incurred for the period	(17,406)	(15,489)
Foreign currency translation adjustments	(264)	199
Balance at the end of the period	$19,227	$19,558

(10)  Debt

Debt at June 30, 2018 and June 30, 2017 consists of the following (in thousands):

	June 30, 2018	June 30, 2017
Short-term debt	$12,000	$-
Deferred borrowing costs	(534)	-
Short-term debt, net	11,466	-
	-
Long-term debt	$272,000	$1,080,000
Deferred borrowing costs	(2,012)	(1,389)
Long-term debt, net	$269,988	$1,078,611
Total debt	$281,454	$1,078,611

Credit Facility

On October 31, 2013, we entered into a revolving credit agreement, as borrower, with lenders, including Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger, providing for a revolving credit facility of $700.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. On April 4, 2016, in connection with our acquisition of Brightree, we entered into a first amendment to the revolving credit agreement to increase the size of the revolving credit facility from $700.0 million to $1.0 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million, and to make other modifications to provide for the acquisition of Brightree. On January 9, 2017, we entered into a second amendment to our agreement with our existing lenders, including MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as Administrative Agent, Joint Lead Arranger, Swing Line Lender and L/C Issuer; and HSBC Bank USA, National Association, as Syndication Agent and Joint Lead Arranger. The second amendment, among other things, increased the size of our senior unsecured revolving credit facility from $1.0 billion to $1.3 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million.

On April 17, 2018, we entered into an Amended and Restated Credit Agreement, or the Revolving Credit Agreement, as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger, joint book runner, swing line lender and letter of credit issuer, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. The Revolving Credit Agreement, among other things, provides a senior unsecured revolving credit facility of $800.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million.

Additionally, on April 17, 2018, ResMed Limited entered into a Syndicated Facility Agreement, or the Term Credit Agreement, as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $200.0 million.

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. The term credit facility will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio).

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

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

At June 30, 2018, the interest that was being charged on the outstanding principal amounts was 3.0%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. At June 30, 2018, we were in compliance with our debt covenants and there was $281.5 million outstanding under the revolving credit facility and term credit facility.

(11)  Stockholders’ Equity

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

During fiscal year 2018, we repurchased 550,000 shares at a cost of $53.8 million and during fiscal year 2017, we did not purchase any shares under our share repurchase program. As of June 30, 2018, we have repurchased a total of 41.6 million shares at a cost of $1.6 billion.  Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share.  At June 30, 2018, 13.1 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, our board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2018.

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

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 51.1 million.  The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2018 is 17.8 million.  The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards.  The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

At June 30, 2018, there was $75.3 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.2 years.  The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at June 30, 2018 and June 30, 2017 was $222.3 million and $194.5 million, respectively.  The aggregate intrinsic value of the options exercised during the fiscal years 2018, 2017 and 2016, was $27.5 million, $28.1 million and $40.4 million, respectively.

The following table summarizes option activity during the year ended June 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,495,573	$47.09	3.9
Granted	248,821	85.42
Exercised	(538,568)	34.83
Forfeited	-	-
Outstanding at end of period	1,205,826	$60.48	4.4
Exercise price of granted options	$85.42
Options exercisable at end of period	683,620	$52.26

* Includes NIL shares netted for tax.

The following table summarizes the activity of restricted stock units, including performance restricted stock units, during year ended June 30, 2018:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,906,394	$53.26	1.6
Granted	570,332	80.24
Vested	(393,617)	52.35
Expired / cancelled	(366,445)	-
Forfeited	(71,910)	58.17
Outstanding at end of period	1,644,754	$62.89	1.6

* Includes 179,847 shares netted for tax.

Employee Stock Purchase Plan (the “ESPP”).    Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year.  At June 30, 2018, the number of shares remaining available for future issuance under the ESPP is 0.5 million shares.

During years ended June 30, 2018 and June 30, 2017, we issued 302,000 and 327,000 shares to our employees in two offerings and we recognized $5.2 million and $4.2 million, respectively, of stock compensation expense associated with the ESPP.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(12)  Earnings Per Share

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 153,000,  173,000 and 297,000 for the years ended June 30, 2018, 2017 and 2016, respectively, as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the years ended June 30, 2018, 2017 and 2016 are calculated as follows (in thousands except per share data):

	2018	2017	2016
Numerator:
Net income	$315,588	$342,284	$352,409
Denominator:
Basic weighted-average common shares outstanding	142,764	141,360	140,242
Effect of dilutive securities:
Stock options and restricted stock units	1,223	1,093	1,427
Diluted weighted average shares	143,987	142,453	141,669
Basic earnings per share	$2.21	$2.42	$2.51
Diluted earnings per share	$2.19	$2.40	$2.49

(13)  Other, net

Other, net, in the consolidated statements of income is comprised of the following for the years ended June 30, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Gain (loss) on foreign currency transactions and hedging, net	$(1,546)	$5,434	$4,169
Impairment of cost method investments	(11,593)	(1,955)	(750)
Other	4,597	617	1,541
	$(8,542)	$4,096	$4,960

(14)  Income Taxes

Income before income taxes for the years ended June 30, 2018, 2017 and 2016, was taxed under the following jurisdictions (in thousands):

	2018	2017	2016
U.S.	$42,627	$(4,985)	$1,785
Non-U.S.	478,685	423,728	437,781
	$521,312	$418,743	$439,566

The provision for income taxes is presented below (in thousands):

		2018	2017	2016
Current:	Federal	$128,971	$16,468	$24,325
	State	948	(1,159)	5,805
	Non-U.S.	68,858	65,612	58,023
		198,777	80,921	88,153
Deferred:	Federal	9,488	11,385	5,640
	State	(350)	2,706	(1,644)
	Non-U.S.	(2,191)	(18,553)	(4,992)
		6,947	(4,462)	(996)
Provision for income taxes		$205,724	$76,459	$87,157

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 28% for the year ended June 30, 2018 and 35% for the years ended June 30, 2017 and 2016, to pretax income as a result of the following (in thousands):

	2018	2017	2016
Taxes computed at statutory U.S. rate (1)	$146,280	$146,560	$153,848
Increase (decrease) in income taxes resulting from:
Transition tax	126,753	-	-
State income taxes, net of U.S. tax benefit	2,427	(1,294)	2,573
Research and development credit	(4,089)	(2,804)	(5,138)
Change in statutory tax rates	16,685	-	-
Tax effect of dividends	-	97,662	80,754
Change in valuation allowance	(2,962)	4,021	(5,882)
Effect of non-U.S. tax rates	(70,250)	(97,141)	(91,124)
Foreign tax credits (2)	(6,473)	(67,689)	(44,835)
Stock-based compensation expense	(7,045)	(3,107)	(8,170)
Other	4,398	251	5,131
	$205,724	$76,459	$87,157

(1) In fiscal year 2018, as a result of U.S. tax legislation, the statutory U.S. tax rate was 28%.

(2) In fiscal year 2018, $75.5 million of the foreign tax credit is included as a reduction in the transition tax.

The components of our deferred tax assets and liabilities at June 30, 2018 and June 30, 2017, are as follows (in thousands):

	2018	2017
Deferred tax assets:
Employee liabilities	$16,184	$19,275
Tax credit carry overs	9,031	501
Inventories	5,840	10,126
Provision for warranties	3,904	4,766
Provision for doubtful debts	3,817	2,967
Net operating loss carryforwards	26,355	36,117
Capital loss carryover	3,932	2,625
Property, plant and equipment	6,121	3,850
Stock-based compensation expense	9,322	15,143
Other	4,515	4,569
	89,021	99,939
Less valuation allowance	(12,297)	(15,259)
Deferred tax assets	76,724	84,680
Deferred tax liabilities:
Goodwill and other intangibles	(35,990)	(36,999)
Deferred tax liabilities	(35,990)	(36,999)
Net deferred tax asset	$40,734	$47,681

We reported the net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2018 and June 30, 2017, as follows (in thousands):

	2018	2017
Non-current deferred tax asset	$53,818	$61,503
Non-current deferred tax liability	(13,084)	(13,822)
Net deferred tax asset	$40,734	$47,681

As of June 30, 2018, we had $61.0 million of U.S. federal and state net operating loss carryforwards and $93.7 million of non-U.S. net operating loss carryforwards, which expire in various years beginning in 2018 or carry forward indefinitely.

The valuation allowance at June 30, 2018 relates to a provision for uncertainty of the utilization of net operating loss carryforwards of $9.2 million and capital loss and other items of $3.0 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

A substantial portion of our manufacturing operations and administrative functions in Malaysia and Singapore operate under various tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030.  The end of certain tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs increased our net earnings by $33.5 million ($0.23 per diluted share) for the year ended June 30, 2018 and $19.5 million ($0.14 per diluted share) for the year ended June 30, 2017.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

During the year ended June 30, 2018, as a result of the U.S. Tax Act, we have treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million which is payable over the next eight years.  Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. The total amount of these undistributed earnings at June 30, 2018 amounted to approximately $2.6 billion. If these earnings had not been permanently reinvested, deferred taxes of approximately $4.0 million would have been recognized in the consolidated financial statements.

In accounting for uncertainty in income taxes, we recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (that is, a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for annual periods. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on June 30, 2018, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate.

Our income tax returns are based on calculations and assumptions subject to audit by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws.  We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes.

In connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. At June 30, 2018, we have recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. In June 2018,  we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million.  We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position. We have also been notified by the ATO that they intend to audit tax years 2014 to 2017.

Our income tax expense, short-term income taxes payable and long-term income taxes payable were impacted by charges associated with the U.S. Tax Act enacted on December 22, 2017, which resulted in additional income tax expense of $138.0 million during the year ended June 30, 2018. Specifically, the income tax expense includes the transition tax imposed on our accumulated foreign earnings, which resulted in additional income tax expense of $126.9 million for the year ended June 30, 2018. Additionally, it resulted in the write down in the carrying value of our net deferred tax assets due to the lower corporate tax rate and the reduction in the future value of deferred tax assets, which resulted in additional income tax expense of $11.1 million recorded in the year ended June 30, 2018.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. Tax Act as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the additional estimated income tax of $138.0 million represents our best estimate based on current interpretation of the U.S. Tax Act as we are still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. Tax Act. In accordance with SAB 118, the additional estimated income tax of $138.0 million recorded for the year ended June 30, 2018 is considered provisional and will be finalized before December 22, 2018.

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

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

Sales of devices for each of the years ended June 30, 2018, 2017 and 2016, were $1,303.6 million, $1,161.0 million and $1,064.2 million, respectively.  Sales of masks and other accessories for each of the years ended June 30, 2018, 2017 and 2016, were $879.6 million, $767.7 million and $745.6 million, respectively.  We allocate revenue to a geographic area based on where the products are shipped to or where the services are performed. Revenue information by geographic area for the years ended June 30, 2018, 2017 and 2016, is summarized below (in thousands):

	Revenue from external sources for the years ended June 30,
	2018	2017	2016
United States	$1,345,212	$1,229,196	$1,056,453
Rest of the World	994,984	837,541	782,260
Total	$2,340,196	$2,066,737	$1,838,713

Long-lived assets of geographic areas are those assets used in our operations in each geographical area, and excludes goodwill, other intangible assets, and deferred tax assets. Long-lived assets by geographic area as of June 30, 2018, 2017 and 2016, is summarized below (in thousands):

	Long lived assets at June 30,
	2018	2017	2016
United States	$142,337	$150,677	$148,789
Australia	173,394	183,159	185,978
Rest of the World	70,819	60,405	49,509
Total	$386,550	$394,241	$384,276

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

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Fiscal Year Ended June 30,
	2018	2017	2016
Stock options:
Weighted average grant date fair value	$16.68	$10.89	$12.18
Weighted average risk-free interest rate	2.08%	1.61%	1.66%
Expected life in years	4.9	4.9	4.9
Dividend yield	1.46% - 1.65%	2.02% - 2.29%	2.06% - 2.09%
Expected volatility	23%	25%	27%
ESPP purchase rights:
Weighted average grant date fair value	$17.44	$12.50	$13.61
Weighted average risk-free interest rate	0.8%	0.5%	0.2%
Expected life in years	6 months	6 months	6 months
Dividend yield	1.47% - 1.92%	1.92% - 2.27%	1.96% - 2.14%
Expected volatility	23%	23%	23% - 32%

During the fiscal years ended June 30, 2018 and June 30, 2017, we granted 167,000 and 243,000, performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative total stockholder return over a three-year period, up to a maximum amount to be issued under the award of 200% of the original grant. The weighted average grant date fair value of PRSUs granted during the fiscal years 2018 and 2017 was estimated at $76.20 and $51.60 per PRSU, respectively, using a Monte-Carlo simulation valuation model.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the years ended June 30, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Cost of sales - capitalized as part of inventory	$2,990	$2,877	$2,731
Selling, general and administrative expenses	39,754	37,096	36,994
Research and development expenses	5,668	5,952	6,683
Stock-based compensation costs	48,412	45,925	46,408
Tax benefit	(17,078)	(20,100)	(25,020)
Stock-based compensation costs, net of tax benefit	$31,334	$25,825	$21,388

(17)  Employee Retirement Plans

We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:

(1) Australia - We contribute to defined contribution plans for each employee resident in Australia. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. We contribute to the plans at the rate of approximately 9.5% of the salaries of all Australian employees. Our total contributions to the plans for the years ended June 30, 2018, 2017 and 2016, were $10.5 million, $9.9 million and $9.1 million, respectively.

(2) United States - We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4.0% of the employee’s salary. Our total contributions to the plan were $5.0 million, $4.3 million and $3.3 million in fiscal 2018, 2017 and 2016, respectively.

(3) Singapore - We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 17.0% of the employee’s salary. Our total contributions to the plan were $2.2 million, $1.7 million and $1.4 million in fiscal 2018,  2017 and 2016, respectively.

(18)  Commitments

We lease buildings, motor vehicles and office equipment under operating leases. We expense rental charges for operating leases on a straight-line basis over the lease term taking into account rent concessions or holidays. Rent expenses under operating leases for the years ended June 30, 2018, 2017 and 2016, were approximately $21.1 million, $20.1 million and $17.4 million, respectively.  At June 30, 2018 we had the following future minimum lease payments under non-cancelable operating leases (in thousands):

Fiscal Years	Operating Leases
2019	$18,343
2020	12,585
2021	8,382
2022	5,929
2023	4,686
Thereafter	7,539
Total minimum lease payments	$57,464

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(19)  Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business.  While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Taxation Matters

As described in note 14 – Income Taxes, we received Notices of Amended Assessments from the ATO for the tax years 2009 to 2013. Based on these assessments, the ATO is asserting that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million.  We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, we will not receive a refund of the $75.9 million paid in April 2018 and we would be required to pay the remaining $75.9 million in additional income tax, $38.4 million in accrued interest and $75.9 million in penalties, which would be recorded as income tax expense. We have also been notified by the ATO that they intend to audit tax years 2014 to 2017.

In connection with the recent U.S. Tax Act and the analysis of historical tax filings, we identified an administrative oversight in our prior year tax filing relating to a gain on an internal legal entity reorganization.  We have applied for relief by the U.S. Internal Revenue Service to amend the related tax returns required to correct the administrative oversight, which would indefinitely defer the recognition of this gain.  We believe it is more likely than not that we will be granted this relief and therefore, have not recorded a reserve in relation to this matter during the year ended June 30, 2018.

Contingent Obligations Under Recourse Provisions

We use independent financing institutions to offer some of our customers financing for the purchase of some of our products. Under these arrangements, if the customer qualifies under the financing institutions’ credit criteria and finances the transaction, the customers repay the financing institution on a fixed payment plan. For some of these arrangements, the customer’s receivable balance is with recourse, either limited or full, whereby we are responsible for repaying the financing company should the customer default. We  record a contingent provision, which is estimated based on historical default rates. This is applied to receivables sold with recourse and is recorded in accrued expenses.

The following table summarizes the amount of receivables sold with recourse during the years ended June 30, 2018 and June 30, 2017 (in thousands):

	Twelve Months Ended June 30,
	2018	2017
Total receivables sold:
Full recourse	$25,829	$24,592
Limited recourse	79,397	74,735
Total	$105,226	$99,327

The following table summarizes the maximum exposure on outstanding receivables sold with recourse and provision for doubtful accounts at June 30, 2018 and June 30, 2017 (in thousands):

	June 30, 2018	June 30, 2017
Maximum exposure on outstanding receivables:
Full recourse	$20,139	$18,068
Limited recourse	9,239	9,432
Total	$29,378	$27,500

Contingent provision for receivables with recourse	$(2,277)	$(1,437)

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

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

The following table summarizes our financial assets and liabilities, as at June 30, 2018 and June 30, 2017 using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at June 30, 2018
Foreign currency hedging instruments, net	$-	$(2,699)	$-	$(2,699)
Business acquisition contingent consideration	$-	$-	$(1,505)	$(1,505)
Balances at June 30, 2017
Foreign currency hedging instruments, net	$-	$2,760	$-	$2,760
Business acquisition contingent consideration	$-	$-	$(1,580)	$(1,580)

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

The following is a reconciliation of changes in the fair value of contingent consideration during fiscal years ended June 30, 2018 and June 30, 2017 (in thousands):

	2018	2017
Balance at the beginning of the period	$(1,580)	$(10,450)
Acquisition date fair value of contingent consideration	-	(1,580)
Changes in fair value included in operating income (1)	(411)	(10,076)
Payments	486	20,142
Foreign currency translation adjustments	-	384
Balance at the end of the period	$(1,505)	$(1,580)

(1) During the year ended June 30, 2017 we recognized a charge of $10.1 million representing additional contingent consideration associated with the acquisition of Curative Medical Technology Inc., following the achievement of performance milestones under the purchase agreement which exceeded our earlier expectations.

We did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2018 or June 30, 2017.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

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

We held foreign currency instruments with notional amounts totaling $462.1 million and $568.2 million at June 30, 2018 and June 30, 2017, respectively, to hedge foreign currency fluctuations.  These contracts mature at various dates prior to June, 2021.

The following table summarizes the amount and location of our derivative financial instruments as of June 30, 2018 and June 30, 2017 (in thousands):

	June 30, 2018	June 30, 2017	Balance Sheet Caption
Foreign currency hedging instruments	$281	$2,614	Other assets - current
Foreign currency hedging instruments	-	1,273	Other assets - non current
Foreign currency hedging instruments	(2,373)	(1,127)	Accrued expenses
Foreign currency hedging instruments	(607)	-	Other long-term liabilities
	$(2,699)	$2,760

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments and other foreign-currency-denominated transactions for the fiscal years ended June 30, 2018 and June 30, 2017, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Twelve Months Ended June 30,
	2018	2017
Foreign currency hedging instruments	$(21,294)	$1,812	Other, net
Other foreign-currency-denominated transactions	19,748	3,622	Other, net
	$(1,546)	$5,434

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments.  We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

(22)  Business Combinations

Fiscal year ended June 30, 2018

During the year ended June 30, 2018, we did not complete any material acquisitions.

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

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

We have completed the purchase price allocations associated with the Conduit and AllCall acquisitions which did not result in any changes to the preliminary purchase price allocations recognized. The cost of the acquisitions was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of these acquisitions, which is deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future. The fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	Final	Intangible assets - useful life
Current assets	$-
Property, plant and equipment	69
Trade names	100	3 years
Non-compete	520	1 - 3 years
Developed technology	1,800	5 years
Customer relationships	2,160	5 years
Goodwill	2,000
Assets acquired	$6,649
Current liabilities	(60)
Total liabilities assumed	$(60)
Net assets acquired	$6,589

During the year ended June 30, 2017 we did not record material acquisition-related expenses.

Fiscal year ended June 30, 2016

Brightree

On April 4, 2016, we completed the acquisition of Brightree LLC (“Brightree”), a provider of cloud-based clinical and business management software for the post-acute care industry, for a total purchase consideration paid of $802 million.  This acquisition has been accounted for as a business combination using purchase accounting and included in our consolidated financial statements from April 4, 2016.  The acquisition was funded through cash on-hand, funds available from the existing revolving credit facility, an increase in the size of our revolving credit facility from $700 million to $1 billion and we also entered into a $300 million senior unsecured one-year term loan credit facility.

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

	Final	Intangible assets - useful life
Current assets	$15,310
Property, plant and equipment	1,045
Trade names	28,700	10 years
In-process research and development	4,100	n/a
Developed technology	114,700	5 to 6 years
Customer relationships	51,000	10 to 15 years
Goodwill	602,996
Assets acquired	$817,851
Current liabilities	(9,399)
Deferred revenue	(4,571)
Deferred tax liabilities	-
Total liabilities assumed	$(13,970)
Net assets acquired	$803,881

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(23)  Restructuring Expenses

During the year ended June 30, 2018, we incurred restructuring expenses of $18.4 million associated with a global strategic workforce planning review, which resulted in a reduction in headcount across most of our functions and locations and closure of our Paris site. We recorded the full amount of $18.4 million during the year ended June 30, 2018, within our operating expenses which was separately disclosed as restructuring expenses and had $1.5 million remaining in our employee related costs accrual at year end. The restructuring expenses consisted primarily of severance payments to employees and the remaining expense relating to legal and consulting services associated with the completion of the employee severances and contract exit costs associated with the Paris site.

During the year ended June 30, 2017, we incurred restructuring expenses of $12.4 million associated with the reorganization of our Paris manufacturing activities and German research and development activities. The restructuring expenses consisted primarily of severance payments to employees, site closure costs and associated project cancellation costs. We recorded the full amount of $12.4 million during the year ended June 30, 2017, within our operating expenses and separately disclosed the amount as restructuring expenses. We had $6.5 million remaining in our employee related costs accrual at year end which was paid out during the year ended June 30, 2018.

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

PART II	Item 8

SCHEDULE II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

June 30, 2018, 2017 and 2016

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at End of Period
Year ended June 30, 2018
Applied against asset account
Allowance for doubtful accounts	$11,150	$15,189	$(7,081)	$19,258
Year ended June 30, 2017
Applied against asset account
Allowance for doubtful accounts	$12,555	$4,269	$(5,674)	$11,150
Year ended June 30, 2016
Applied against asset account
Allowance for doubtful accounts	$12,276	$3,383	$(3,104)	$12,555

See accompanying report of independent registered public accounting firm.

PART II	Items 9 – 9B

RESMED INC. AND SUBSIDIARIES

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	Items 9 – 9B

RESMED INC. AND SUBSIDIARIES

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018.  In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of June 30, 2018.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

PART II	Items 9 – 9B

RESMED INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ResMed Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited ResMed Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2018 and the related notes (collectively, the consolidated financial statements), and our report dated August 17, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

San Diego, California
August 17, 2018

PART II	Items 9 – 9B

RESMED INC. AND SUBSIDIARIES

ITEM 9B  OTHER INFORMATION

None.

PART III	Items 10 – 14

RESMED INC. AND SUBSIDIARIES

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2018.

We have filed as exhibits to this report for the year ended June 30, 2018, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11  EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2018.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2018.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2018.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2018.

PART IV	Items 15 – 16

RESMED INC. AND SUBSIDIARIES

PART IV

ITEM 15  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)

Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013)
3.2	Fifth Amended and Restated Bylaws of ResMed Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K/A filed on September 17, 2012)
4.1

Form of certificate evidencing shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995)

10.1

Licensing Agreement between the University of Sydney and ResMed Ltd dated May 17, 1991, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995)

10.2*	ResMed Inc. 2006 Incentive Award Plan. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on November 15, 2006)
10.3*

Amendment No. 1 to the ResMed Inc. 2006 Incentive Award Plan.  (Incorporated by reference to Exhibit 10.24 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 8, 2007)

10.4*	2006 Grant agreement for Board of Directors. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006)
10.5*	2006 Grant agreement for Executive Officers. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Report on Form 10-K for the year ended June 30, 2007)
10.6*

2006 Grant agreement for Australian Executive Officers.  (Incorporated by reference to Exhibit 10.26 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 8, 2007)

10.7*	Form of Executive Agreement. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on July 13, 2007)
10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008. (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 15, 2008)
10.9	Form of Indemnification Agreements for our directors and officers. (Incorporated by reference to Exhibit 10.1 the Registrant’s Report on Form 8-K filed on June 24, 2009)
10.10	Form of Access Agreement for directors. (Incorporated by reference to Exhibit 10.2 the Registrant’s Report on Form 8-K filed on June 24, 2009)
10.11*	Updated Form of Executive Agreement. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on July 2, 2012)
10.12

Amendment and Restatement to the ResMed Inc. 2009 Incentive Award Plan.  (Incorporated by reference to Appendix B of ResMed Inc.’s Proxy Statement filed with the Securities and Exchange Commission on September 25, 2017.)

10.13	ResMed Inc. 2009 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 the Registrant’s Report on Form 8-K filed on November 23, 2009)
10.14	Amendment No. 1 to the ResMed Inc. 2009 Employee Stock Purchase Plan. (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on October 4, 2012)
10.15	ResMed Inc. 2009 Incentive Award Plan. (Incorporated by reference to Exhibit 10.1 the Registrant’s Report on Form 8-K filed on November 23, 2009)
10.16	ResMed Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 the Registrant’s Report on Form 8-K filed on May 28, 2010)
10.17

Credit Agreement, dated as of October 31, 2013, among ResMed Inc., the lenders Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letters of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on November 5, 2013)

10.18

First Amendment to Credit Agreement dated as of April 4, 2016, by and among ResMed, as borrower, the lenders party thereto, Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letter of credit issuer and HSBC Bank USA, National Association, as syndication agent and joint lead arranger. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on April, 4, 2016)

PART IV	Items 15 – 16

RESMED INC. AND SUBSIDIARIES

10.19

Second Amendment to Credit Agreement dated as of January 9, 2017, among ResMed Inc., as borrower, the lenders, MUFG Union Bank, N.A. as successor in interest to Union Bank, N.A., as administrative agent, joint lead arranger, swing line lender and letter of credit issuer, and HSBC Bank USA, National Association, as syndication agent and joint lead arranger.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 12, 2017)

10.20

Term Loan Credit Agreement dated April 4, 2016, among ResMed Inc., as borrower, the lenders, Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, HSBC Bank USA, National Association, as joint lead arranger and joint book runner and HSBC Bank Australia Limited, as joint lead arranger and joint book runner.  (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on April 4, 2016)

10.21

Unconditional Guaranty entered into as of April 4, 2016, by each of ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree LLC, Brightree Services LLC, Brightree Home Health & Hospice LLC and Strategic AR LLC., in favor of Union Bank, N.A., as administrative agent.  (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on April 4, 2016)

10.22

Form of Restricted Stock Unit Award Agreement for Executive Officers.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 3, 2011)

10.23

Form of Restricted Stock Unit Award Agreement for Directors.  (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 3, 2011)

10.24

Form of Stock Option Grant for Executive Officers.  (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 3, 2011)

10.25	Form of Stock Option Grant for Directors. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 3, 2011)
10.26	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers. (Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed October 4, 2012)
10.27

Amended and Restated Credit Agreement dated as of April 17, 2018, by and among ResMed Inc., as borrower, each of the lenders identified on the Revolving Credit Agreement’s signature pages as a lender, MUFG Union Bank, N.A., as administrative agent, joint lead arranger, joint book runner, swing line lender and l/c issuer, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on April 19, 2018)

10.28

Amended and Restated Unconditional Guaranty dated as of April  17, 2018, by each of the guarantors identified on the Revolving Facility Guaranty’s signature pages as a guarantor, in favor of MUFG Union Bank, N.A., in its capacity as administrative agent under the Revolving Credit Agreement. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on April 19, 2018)

10.29

Syndicated Facility Agreement, dated as of April  17, 2018, by and among ResMed Limited, as borrower, the other parties party thereto, each of the lenders identified on the Term Credit Agreement’s signature pages as a lender, MUFG Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on April 19, 2018)

10.30

Unconditional Guaranty dated as of April 17, 2018, by each of the guarantors identified on the Term Facility Guaranty’s signature pages as a guarantor, in favor of MUFG Union Bank, N.A., in its capacity as administrative agent under the Term Credit Agreement. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K filed on April 19, 2018)

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*       Management contract or compensatory plan or arrangement

ITEM 16  FORM 10-K SUMMARY

None.

PART IV	Signatures

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the authorized persons below.

DATED August 17, 2018

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL J. FARRELL	Chief executive officer and director	August 17, 2018
Michael J. Farrell	(Principal Executive Officer)

/S/ BRETT A. SANDERCOCK	Chief financial officer	August 17, 2018
Brett A. Sandercock	(Principal Financial Officer and Principal Accounting Officer)

/S/ PETER C. FARRELL	Non-executive chairman	August 17, 2018
Peter C. Farrell

/S/ CAROL J. BURT	Director	August 17, 2018
Carol J. Burt

/S/ GARY W. PACE	Director	August 17, 2018
Gary W. Pace

/S/ RICHARD SULPIZIO	Director	August 17, 2018
Richard Sulpizio

/S/ RON TAYLOR	Director	August 17, 2018
Ron Taylor

/S/ JOHN P. WAREHAM	Director	August 17, 2018
John P. Wareham

/S/ KAREN DREXLER	Director	August 17, 2018
Karen Drexler