Form 10-Q
period 2018-09-30
RESMED INC
filed 2018-10-26
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________

FORM 10-Q

______________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At October 22, 2018, there were 142,499,749 shares of Common Stock ($0.004 par value) outstanding.  This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.  Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	September 30, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$230,188	$188,701
Accounts receivable, net of allowance for doubtful accounts of $21,928 and $19,258 at September 30, 2018 and June 30, 2018, respectively	463,743	483,681
Inventories (note 2)	282,555	268,701
Prepaid expenses and other current assets	111,757	124,634
Total current assets	1,088,243	1,065,717
Non-current assets:
Property, plant and equipment, net (note 3)	381,822	386,550
Goodwill (note 4)	1,192,030	1,068,944
Other intangible assets, net (note 5)	242,193	215,184
Deferred income taxes	46,226	53,818
Prepaid taxes and other non-current assets	117,024	273,710
Total non-current assets	1,979,295	1,998,206
Total assets	$3,067,538	$3,063,923
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$98,709	$92,723
Accrued expenses	169,465	185,805
Deferred revenue	64,822	60,828
Income taxes payable (note 7)	76,137	160,427
Short-term debt, net (note 9)	11,975	11,466
Total current liabilities	421,108	511,249
Non-current liabilities:
Deferred revenue	73,810	71,596
Deferred income taxes	16,091	13,084
Other long-term liabilities	534	924
Long-term debt, net (note 9)	517,637	269,988
Long-term income taxes payable (note 7)	138,102	138,102
Total non-current liabilities	746,174	493,694
Total liabilities	1,167,282	1,004,943
Commitments and contingencies (note 13)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 184,330,350 issued and 142,494,116 outstanding at September 30, 2018 and 184,315,866 issued and 142,679,632 outstanding at June 30, 2018	570	571
Additional paid-in capital	1,463,669	1,450,821
Retained earnings	2,296,473	2,432,328
Treasury stock, at cost, 41,836,234 shares at September 30, 2018 and 41,636,234 shares at June 30, 2018	(1,623,256)	(1,600,412)
Accumulated other comprehensive loss	(237,200)	(224,328)
Total stockholders’ equity	1,900,256	2,058,980
Total liabilities and stockholders’ equity	$3,067,538	$3,063,923

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended September 30,
	2018	2017

Net revenue	$588,279	$523,659
Cost of sales (excluding amortization of acquired intangible assets)	245,186	218,054
Gross profit	343,093	305,605
Operating expenses:
Selling, general and administrative	147,303	143,849
Research and development	38,791	37,415
Amortization of acquired intangible assets	12,867	11,783
Total operating expenses	198,961	193,047
Income from operations	144,132	112,558
Other income (loss), net:
Interest income	922	4,870
Interest expense	(3,708)	(7,785)
Other, net	(2,465)	(1,158)
Total other income (loss), net	(5,251)	(4,073)

Income before income taxes	138,881	108,485
Income taxes	33,144	22,360
Net income	$105,737	$86,125

Basic earnings per share (note 11)	$0.74	$0.61
Diluted earnings per share (note 11)	$0.73	$0.60
Dividend declared per share	$0.37	$0.35
Basic shares outstanding (000's)	142,668	142,247
Diluted shares outstanding (000's)	144,030	143,480

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2018	2017
Net income	$105,737	$86,125
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	(12,872)	36,389
Comprehensive income (loss)	$92,865	$122,514

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$105,737	$86,125
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,424	29,571
Stock-based compensation costs	12,477	11,948
Impairment of equity investments	1,711	962
Changes in fair value of business combination contingent consideration (note 12)	(183)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	20,342	23,317
Inventories	(15,661)	(26,942)
Prepaid expenses, net deferred income taxes and other current assets	(7,703)	(15,408)
Accounts payable, accrued expenses and other	(99,025)	(15,590)
Net cash provided by operating activities	48,119	93,983
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,994)	(16,030)
Patent registration costs	(2,611)	(2,242)
Business acquisitions, net of cash acquired	(126,439)	-
Investment in equity investments	(2,467)	(3,225)
Proceeds (payments) on maturity of foreign currency contracts	(3,678)	6,073
Net cash used in investing activities	(148,189)	(15,424)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	389	3,615
Purchases of treasury stock	(19,399)	-
Payments of business combination contingent consideration (note 12)	(240)	-
Proceeds from borrowings, net of borrowing costs	303,000	50,000
Repayment of borrowings	(86,133)	(110,000)
Dividend paid	(52,793)	(49,698)
Net cash provided by (used in) financing activities	144,824	(106,083)
Effect of exchange rate changes on cash	(3,267)	16,691
Net increase (decrease) in cash and cash equivalents	41,487	(10,833)
Cash and cash equivalents at beginning of period	188,701	821,935
Cash and cash equivalents at end of period	$230,188	$811,102
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$125,005	$30,157
Interest paid	$3,708	$7,785

Fair value of assets acquired, excluding cash	$42,807	$-
Liabilities assumed	(41,905)	-
Goodwill on acquisition	125,037	-
Deferred payments	500	-
Cash paid for acquisition	$126,439	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.

The condensed consolidated financial statements for the three months ended September 30, 2018 and September 30, 2017 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2018.

Revenue Recognition

We adopted Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” on July 1, 2018. We account for a contract with a customer when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our revenue relates primarily to the sale of our products that are therapy-based equipment. Some contracts include additional performance obligations such as the provision of extended warranties and data for patient monitoring. Our software as a service (“SaaS”) business offers software access with ongoing support and maintenance services as well as professional services such as training and consulting.

Disaggregation of revenue

We have determined that we predominantly operate in a single operating segment, which is the sleep and respiratory disorders sector of the medical device industry.  Due to the acquisition of Brightree LLC (“Brightree”) in April 2016, our operations now include the supply of SaaS to medical equipment and home health providers.  However, these SaaS operations, both in terms of revenue and profit, are not material to our global operations and have not been separately reported.  The following table summarizes our net revenue disaggregated by product and region for the three months ended September 30, 2018 compared to September 30, 2017 (in millions):

	Three Months Ended September 30,
	2018	2017
U.S., Canada and Latin America
Devices	$172.4	$157.9
Masks	154.0	138.7
Total devices and masks	$326.4	$296.6
Software as a Service	47.5	38.1
Total	$373.9	$334.7

Combined Europe, Asia and other markets
Devices	$151.7	$128.3
Masks	62.7	60.7
Total	$214.4	$189.0

Global revenue
Devices	$324.1	$286.2
Masks	216.7	199.4
Total devices and masks	$540.8	$485.6
Software as a Service	47.5	38.1
Total	$588.3	$523.7

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Performance obligations and contract balances

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally this occurs with the transfer of risk and/or control of our products are provided at a point in time. For most products, we transfer control and recognize a sale when products are shipped from our manufacturing facility or warehouse to the customer. For contracts with customers that contain destination shipping terms, revenue is not recognized until risk has transferred and the goods are delivered to the agreed upon destination. Depending on the terms of the arrangement, we will defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue relate primarily to the provision of software access with maintenance and support, extended warranties on our devices and provision of data for patient monitoring. Generally, deferred revenue will be recognized over a period of one to five years. The following table summarizes our contract balances at September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018	June 30, 2018	Balance sheet caption
Contract assets
Accounts receivable, net	$463,743	$483,681	Accounts receivable, net
Unbilled revenue, current	12,861	13,342	Prepaid expenses and other current assets
Unbilled revenue, non-current	3,718	2,973	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(64,822)	(60,828)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(73,810)	(71,596)	Deferred revenue (non-current liabilities)

Transaction price determination

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The amount of consideration received and revenue recognized varies with changes in marketing incentives (e.g., rebates, discounts, free goods) and returns offered to customers and their customers. When we give customers the right to return eligible products and receive credit, returns are estimated based on an analysis of historical experience. However, returns of products, excluding warranty related returns, are infrequent and insignificant. We adjust the estimate of revenue at the earlier of when the most likely amount of consideration can be estimated, the amount expected to be received changes, or when the consideration becomes fixed.

We offer our customers cash or product rebates based on volume or sales targets measured over quarterly or annual periods. We estimate rebates based on each customer’s expected achievement of its targets. In accounting for these rebate programs, we reduce revenue ratably as sales occur over the rebate period by the expected value of the rebates to be returned to the customer. Rebates measured over a quarterly period are updated based on actual sales results and, therefore, no estimation is required to determine the reduction to revenue. For rebates measured over annual periods, we update our estimates on a quarterly basis based on actual sales results and updated forecasts for the remaining rebate periods. We also offer discounts to customers as part of normal business practice and these are deducted from revenue when the sale occurs.

Many of our contracts have a single performance obligation which is the shipment of our therapy-based equipment. However, when the contract has multiple performance obligations, we generally use an observable price to determine the stand-alone selling price by reference to pricing and discounting practices for the specific product or service when sold separately to similar customers. Revenue is then allocated proportionately, based on the determined stand-alone selling price, to the performance obligation.

Accounting and practical expedient elections

We have elected to account for shipping and handling activities as a fulfillment cost within cost of sales, and record shipping and handling costs collected from customers in net revenue. We have also elected for all taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, to be excluded from revenue.  We have adopted two practical expedients including the “right to invoice” practical expedient, which allows us to recognize revenue in the amount of the invoice when it corresponds directly with the value of performance completed to date and which is relevant for some of our SaaS contracts. The second practical expedient adopted permits relief from considering a significant financing component when the payment for the good or service is expected to be one year or less.

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

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

New Accounting Pronouncements

(a)  Recently issued accounting standards not yet adopted

ASU No. 2016-02, “Leases”

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842). Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, other than those that meet the definition of a short-term lease. This update will establish a lease asset and lease liability by lessees for those leases classified as operating under current GAAP. Leases will be classified as either operating or finance under the new guidance. Operating leases will result in straight-line expense in the income statement, similar to current operating leases, and finance leases will result in more expense being recognized in the earlier years of the lease term, similar to current capital leases.  For lessors, the update will more closely align lease accounting to comparable guidance in the new revenue standards described.

The new standard is effective for us beginning in the first quarter of the year ending June 30, 2020 and early application is permitted. ASU 2016-02 will be adopted on a modified retrospective transition basis. There is a practical expedient available that would permit any leases that existed at the date of adoption to continue to be accounted for in accordance with the previous GAAP, ASC 840. We are still evaluating whether we will adopt this practical expedient.

We formed an implementation team during the year ended June 30, 2018 to oversee adoption of the new standard. The implementation team has established a project plan as well as initiated collecting global data on our lease agreements. There are a number of steps in the team’s project plan that remain to be completed including: executing global education program, designing the system solution for data collation and balance calculations, evaluating the impact, and working through required changes to systems, business processes and controls to support the adoption of the new leases standard. While the formal impact assessment is ongoing, we expect this amendment will affect the way we account for operating leases where we are the lessee (as described above), require reassessment of how we account for revenue where we are the lessor and will result in increased disclosures for all lease arrangements. We are still evaluating the impact the standard will have on our financial statements.

(b)  Recently adopted accounting pronouncements

ASU No. 2014-09, “Revenue from Contracts with Customers”

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Since its initial release, the FASB has issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses, and principal vs. agent considerations. ASU 2014-09 and all subsequent amendments (collectively, the “new revenue recognition standards”) replaced most existing revenue recognition guidance in U.S. GAAP during the current quarter when it became effective. The guidance also requires improved disclosures on the nature, amount, timing, and uncertainty of revenue that is recognized.

Effective July 1, 2018, we adopted the new revenue recognition standards and applied its provisions to all contracts using the modified retrospective method. Application of the new provisions did not have a material impact on our financial statements and no cumulative-effect adjustment was calculated or recognized. The comparative information has not been restated; however, if it were there would be no change in the accounting treatment. Refer to the “Revenue Recognition” section above for further details about our revenue recognition following adoption of the new revenue recognition standards.

ASU No. 2016-01, "Financial Instruments - Overall"

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall" (Topic 825-10). The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity investments, other than equity-method investments, to be measured at fair value with changes in fair value recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment for impairment quarterly at each reporting period. We adopted ASU 2016-01 during the quarter ended September 30, 2018 and elected to apply the practical expedient for measuring equity investments that do not have readily determinable fair market.  Based on our elections, our strategic equity investments that do not have readily determinable fair values are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The measurement alternative was applied prospectively and the adoption of ASU 2016-01 did not result in an adjustment to retained earnings.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory”

In October 2016, the FASB issued Accounting Standard Update ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” (Topic 740). Under the new guidance, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 became effective during the three months ended September 30, 2018 and is required to be adopted on a modified retrospective basis, with a cumulative-effect adjustment recorded directly to retained earnings for intra-entity transfers that occur before the adoption date. Accordingly, we recognized the following reclassifications upon adoption (in thousands):

Balance Sheet Caption	As reported balance June 30, 2018	Adoption of ASU 2016-16 Increase/(Decrease)	Revised balance July 1, 2018
Assets
Prepaid expenses and other current assets	$124,634	$(28,947)	$95,687
Prepaid taxes and other non-current assets	273,710	(156,406)	117,304
Deferred income taxes	53,818	(3,445)	50,373
Equity
Retained Earnings	2,432,328	(188,798)	2,243,530

(2)      Inventories

Inventories were comprised of the following at September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018	June 30, 2018
Raw materials	$74,219	$75,415
Work in progress	2,280	2,453
Finished goods	206,056	190,833
Total inventories	$282,555	$268,701

(3)      Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018	June 30, 2018
Machinery and equipment	$242,079	$239,671
Computer equipment	160,396	155,069
Furniture and fixtures	50,647	51,045
Vehicles	7,532	7,399
Clinical, demonstration and rental equipment	88,826	92,229
Leasehold improvements	32,437	32,169
Land	53,286	54,089
Buildings	226,602	229,193
	861,805	860,864
Accumulated depreciation and amortization	(479,983)	(474,314)
Property, plant and equipment, net	$381,822	$386,550

(4)      Goodwill

Changes in the carrying amount of goodwill for three months ended September 30, 2018, and September 30, 2017, were as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Balance at the beginning of the period	$1,068,944	$1,064,874
Business acquisition	125,037	-
Foreign currency translation adjustments	(1,951)	7,424
Balance at the end of the period	$1,192,030	$1,072,298

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(5)      Other Intangible Assets

Other intangible assets were comprised of the following as of September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018	June 30, 2018
Developed/core product technology	$229,533	$205,149
Accumulated amortization	(122,505)	(115,237)
Developed/core product technology, net	107,028	89,912
Trade names	53,797	48,832
Accumulated amortization	(18,447)	(16,868)
Trade names, net	35,350	31,964
Non-compete agreements	3,255	3,288
Accumulated amortization	(2,366)	(2,283)
Non-compete agreements, net	889	1,005
Customer relationships	127,634	118,084
Accumulated amortization	(51,077)	(48,157)
Customer relationships, net	76,557	69,927
Patents	92,246	91,708
Accumulated amortization	(69,877)	(69,332)
Patents, net	22,369	22,376
Total other intangibles, net	$242,193	$215,184

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

(6)      Equity Investments

The aggregate carrying amount of our equity investments at September 30, 2018 and June 30, 2018, was $42.0 million and $41.2 million, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

The carrying amounts of our equity investments without readily determinable fair values are initially measured at cost and are assessed for impairment and observable price changes in orderly transactions for identifiable or similar investments of the same issuer. We estimate the fair value of our equity investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the three months ended September 30, 2018 and 2017, we recognized $1.7 million and $1.0 million, respectively, of impairment losses related to our equity investments. We have determined, after the impairment charge, that the fair value of our remaining investments exceed their carrying values.

The following table shows a reconciliation of the changes in our equity investments during the three months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Balance at the beginning of the period	$41,226	$38,324
Investments	2,467	3,225
Impairment of equity investments	(1,711)	(962)
Balance at the end of the period	$41,982	$40,587

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

In connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position. At September 30, 2018, we have recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. The ATO are performing a risk review and auditing tax years 2014 to 2017.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, we recognized additional estimated income tax expense of $138.0 million during the year ended June 30, 2018 based on our best estimate and interpretation of the U.S. legislation. We are still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation and recorded a further $0.5 million in income tax expense during three months ended September 30, 2018. In accordance with SAB 118, the estimated income tax expense is considered provisional and will be finalized before December 22, 2018.

(8)      Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the three months ended September 30, 2018 and September 30, 2017, are as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Balance at the beginning of the period	$19,227	$19,558
Warranty accruals for the period	3,948	3,802
Warranty costs incurred for the period	(3,589)	(3,677)
Foreign currency translation adjustments	(261)	273
Balance at the end of the period	$19,325	$19,956

(9)      Debt

Debt at September 30, 2018 and June 30, 2018 consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
Short-term debt	$12,000	$12,000
Deferred borrowing costs	(25)	(534)
Short-term debt, net	11,975	11,466
	-
Long-term debt	$520,000	$272,000
Deferred borrowing costs	(2,363)	(2,012)
Long-term debt, net	$517,637	$269,988
Total debt	$529,612	$281,454

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

On April 17, 2018, we entered into an Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger, joint book runner, swing line lender and letter of credit issuer, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. The Revolving Credit Agreement, among other things, provides a senior unsecured revolving credit facility of $800.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million.

Additionally, on April 17, 2018, ResMed Limited entered into a Syndicated Facility Agreement (the “Term Credit Agreement”), as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $200.0 million.

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

At September 30, 2018, the interest rate that was being charged on the outstanding principal amounts was 3.0%.  An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. At September 30, 2018, we were in compliance with our debt covenants and there was $529.6 million outstanding under the revolving credit facility and term credit facility.

(10)      Stockholders’ Equity

Common Stock.    During the three months ended September 30, 2018, we repurchased 200,000 shares at an aggregate purchase price of $22.8 million under our share repurchase program.  Since the inception of our share repurchase programs and through September 30, 2018, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion.  Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At September 30, 2018,  12.9 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, the board of directors designated 2.0 million shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at September 30, 2018 and June 30, 2018.

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

At September 30, 2018, the maximum number of shares of our common stock authorized for issuance under the 2009 Plan was 51.1 million shares. The number of securities remaining available for future issuance under the 2009 Plan at September 30, 2018 was 17.8 million.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes option activity during the three months ended September 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,205,826	$60.48	4.4
Granted	-	-
Exercised	(11,973)	42.84
Forfeited	(183)	52.02
Outstanding at end of period	1,193,670	$60.65	4.1
Exercise price of granted options	$-
Options exercisable at end of period	671,647	$52.43

The following table summarizes the activity of restricted stock units during the three months ended September 30, 2018:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,644,754	$62.89	1.6
Granted	7,093	104.57
Vested	(2,911)	64.90
Expired / cancelled	(10,206)	63.80
Forfeited	(2,314)	63.80
Outstanding at end of period	1,636,416	$63.08	1.4

Employee Stock Purchase Plan (the “ESPP”).    Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. At September 30, 2018, the number of shares remaining available for future issuance under the ESPP is 0.5 million shares.

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

For the three months ended September 30, 2018 and September 30, 2017, stock options and restricted stock units covering an aggregate of 10,006 and 6,982 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the three months ended September 30, 2018 and September 30, 2017 are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2018	2017
Numerator:
Net income	$105,737	$86,125
Denominator:
Basic weighted-average common shares outstanding	142,668	142,247
Effect of dilutive securities:
Stock options and restricted stock units	1,362	1,233
Diluted weighted average shares	144,030	143,480
Basic earnings per share	$0.74	$0.61
Diluted earnings per share	$0.73	$0.60

PART I – FINANCIAL INFORMATION	Item 1

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

The following table summarizes our financial assets and liabilities at September 30, 2018 and June 30, 2018, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at September 30, 2018
Foreign currency hedging instruments, net	$-	$(587)	$-	$(587)
Business acquisition contingent consideration	$-	$-	$(1,082)	$(1,082)
Balances at June 30, 2018
Foreign currency hedging instruments, net	$-	$(2,699)	$-	$(2,699)
Business acquisition contingent consideration	$-	$-	$(1,505)	$(1,505)

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

The following is a reconciliation of changes in the fair value of contingent consideration for the three months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Balance at the beginning of the period	$(1,505)	$(1,580)
Changes in fair value included in operating income	183	-
Payments	240	-
Balance at the end of the period	$(1,082)	$(1,580)

We did not have any significant non-financial assets or liabilities measured at fair value on September 30, 2018 or June 30, 2018.

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Taxation Matters

As described in note 7 – Income Taxes, we received Notices of Amended Assessments from the ATO for the tax years 2009 to 2013. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed, or $75.9 million. We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, we will not receive a refund of the $75.9 million paid in April 2018 and we would be required to pay the remaining $75.9 million in additional income tax, $38.4 million in accrued interest and $75.9 million in penalties, which would be recorded as income tax expense. The ATO are performing a risk review and auditing tax years 2014 to 2017.

In connection with the recent U.S. Tax Act and the analysis of historical tax filings, we identified an administrative oversight in our prior year tax filing relating to a gain on an internal legal entity reorganization.  We have applied for relief from the U.S. Internal Revenue Service (“IRS”) to amend the related tax returns required to correct the administrative oversight, which would indefinitely defer the recognition of this gain. We believe it is more likely than not that we will be granted this relief and therefore, have not recorded a reserve in relation to this matter during the three months ended September 30, 2018. As of September 30, 2018, we were awaiting additional communication from the IRS regarding the amended tax returns.

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

The following table summarizes the amount of receivables sold with recourse during the three months ended September 30, 2018 and September 30, 2017(in thousands):

	Three Months Ended September 30,
	2018	2017
Total receivables sold:
Full recourse	$10,082	$4,200
Limited recourse	18,824	17,434
Total	$28,906	$21,634

The following table summarizes the maximum exposure on outstanding receivables sold with recourse and provision for doubtful accounts at September 30, 2018 and June 30, 2018  (in thousands):

	September 30, 2018	June 30, 2018
Maximum exposure on outstanding receivables:
Full recourse	$22,308	$20,139
Limited recourse	10,190	9,239
Total	$32,498	$29,378

Contingent provision for receivables with recourse	$(1,252)	$(2,277)

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

We held foreign currency instruments with notional amounts totaling $530.2 million and $462.1 million at September 30, 2018 and June 30, 2018, respectively, to hedge foreign currency fluctuations.  These contracts mature at various dates prior to December 31, 2019.

The following table summarizes the amount and location of our derivative financial instruments as of September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018	June 30, 2018	Balance Sheet Caption
Foreign currency hedging instruments	$1,299	$281	Other assets - current
Foreign currency hedging instruments	(1,352)	(2,373)	Accrued expenses
Foreign currency hedging instruments	(534)	(607)	Other long-term liabilities
	$(587)	$(2,699)

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments for the three months ended September 30, 2018 and September 30, 2017, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	Three Months Ended September 30,
	2018	2017
Foreign currency hedging instruments	$(1,699)	$1,646	Other, net
Other foreign-currency-denominated transactions	887	(2,282)	Other, net
	$(812)	$(636)

We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.

(15)      Business Combinations

On July 6, 2018 we completed the acquisition of 100% of the shares in Healthcarefirst Holding Company (“Healthcarefirst”), a provider of software solutions and services for home health and hospice agencies, for a total purchase consideration of $126.3 million.

This acquisition has been accounted for as  a business combination using purchase accounting and is included in our consolidated financial statements from the acquisition date. The acquisition is not considered a material business combination and accordingly pro forma information is not provided.  The acquisition was funded by drawing on our existing credit facility.

The purchase price allocation associated with the Healthcarefirst acquisition is preliminary and we expect to complete this by the quarter ending June 30, 2019. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation for Healthcarefirst. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of this acquisition of $125.0 million, which is not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding projections of future revenue or earnings, expenses, new product development, new product launches, new markets for our products, litigation, and tax outlook.  These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2018 and elsewhere in this report.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended June 30, 2018, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”), including our subsequent reports on Forms 10-Q and 8-K.  These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three months ended September 30, 2018.  Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.

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

Since the development of continuous positive airway pressure therapy, we have expanded our business by developing or acquiring a number of products and solutions for a broader range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, dental devices, portable oxygen concentrators and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of SDB and respiratory conditions like chronic obstructive pulmonary disease as significant health concerns. During the three months ended September 30, 2018, we invested $38.8 million on research and development activities with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs.

During the three months ended September 30, 2018, our net revenue increased by 12% compared to the three months ended September 30, 2017.  Gross margin was 58.3% for the three months ended September 30, 2018 compared to 58.4% for the three months ended September 30, 2017.  Diluted earnings per share for the three months ended September 30, 2018 was $0.73 per share, compared to $0.60 per share for the three months ended September 30, 2017.

At September 30, 2018, our cash and cash equivalents totaled $230.2 million, our total assets were $3.1 billion and our stockholders’ equity was $1.9 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue

Net revenue for the three months ended September 30, 2018 increased to $588.3 million from $523.7 million for the three months ended September 30, 2017,  an increase of $64.6 million or 12%  (a 13% increase on a constant currency basis). The increase in net revenue was attributable to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $4.8 million for the three months ended September 30, 2018. Revenue from our software as a service business, for the three months ended September 30, 2018 was $47.5 million,  an increase of 25% over the prior year quarter, and includes revenue contributed by Healthcarefirst after we acquired it on July 6, 2018.

Net revenue in U.S., Canada and Latin America, excluding revenue attributable to our software as a service business, for the three months ended September 30, 2018 increased to $326.4 million from $296.6 million for the three months ended September 30, 2017,  an increase of $29.8 million or 10%. The increase in net revenue in U.S., Canada and Latin America, excluding revenue attributable to our software as a service business, is primarily due to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue in combined Europe, Asia and other markets increased for the three months ended September 30, 2018 to $214.4 million from $189.0 million for the three months ended September 30, 2017,  an increase of $25.4 million or 13%  (a 16% increase on a constant currency basis).  The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue from devices for the three months ended September 30, 2018 increased to $324.1 million from $286.2 million for the three months ended September 30, 2017,  an increase of 13%, including an increase of 9% in U.S., Canada and Latin America and an increase of 18% in combined Europe, Asia and other markets (a 20% increase on a constant currency basis).  Net revenue from masks and other accessories for the three months ended September 30, 2018 increased to $216.7 million from $199.4 million for the three months ended September 30, 2017,  an increase of 9%, including an increase of 11% in U.S., Canada and Latin America and an increase of 3% in combined Europe, Asia and other markets (a 6% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended September 30, 2018 increased by 14%, and masks and accessories sales increased by 10%, compared to the three months ended September 30, 2017.

The following table summarizes the percentage movements in our net revenue for the three months ended September 30, 2018 compared to the three months ended September 30, 2017:

	U.S., Canada and Latin America	Combined Europe, Asia and other markets	Total	Combined Europe, Asia and other markets (Constant Currency)*	Total (Constant Currency)*
Devices	9%	18%	13%	20%	14%
Masks and other accessories	11%	3%	9%	6%	10%
Total devices and masks	10%	13%	11%	16%	12%
Software as a Service	25%	-	25%	-	25%
Total	12%	13%	12%	16%	13%

*Constant currency numbers exclude the impact of movements in international currencies.

Gross Profit

Gross profit increased for the three months ended September 30, 2018 to $343.1 million from $305.6 million for the three months ended September 30, 2017,  an increase of $37.5 million or 12%.  Gross profit as a percentage of net revenue for the three months ended September 30, 2018 was 58.3% compared to 58.4% for the three months ended September 30, 2017.  Our gross margin was lower than last year which was primarily due to declines in our average selling prices, largely offset by manufacturing and procurement efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2018 to $147.3 million from $143.9 million for the three months ended September 30, 2017,  an increase of $3.5 million or 2%.  Selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $2.4 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended September 30, 2018 increased by 4% compared to the three months ended September 30, 2017. Selling, general and administrative expenses, as a percentage of net revenue, were 25.0% for the three months ended September 30, 2018, compared to 27.5% for the three months ended September 30, 2017.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The constant currency increase in selling, general and administrative expenses was primarily due to increased legal expenses, increased professional service fees and additional expenses associated with acquisitions.

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2018 to $38.8 million from $37.4 million for the three months ended September 30, 2017,  an increase of $1.4 million, or 4%.  Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.7 million for the three months ended September 30, 2018, as reported in U.S. dollars.  Excluding the impact of foreign currency movements, research and development expenses increased by 8% compared to the three months ended September 30, 2017. Research and development expenses, as a percentage of net revenue, were 6.6% for the three months ended September 30, 2018, compared to 7.1% for the three months ended September 30, 2017.

The increase in research and development expenses in constant currency terms was primarily due to increases in materials and tooling costs incurred to facilitate development of new products.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2018 totaled $12.9 million compared to $11.8 million for the three months ended September 30, 2017.

Total Other Income (Loss), Net

Total other (loss) income, net for the three months ended September 30, 2018 was a loss of $5.3 million compared to a loss of $4.1 million for the three months ended September 30, 2017. The increase was due primarily to the impairment of our equity investments of $1.7 million for the three months ended September 30, 2018 compared to the impairment of $1.0 million for the three months ended September 30, 2017.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2018 was 23.9% as compared to 20.6% for the three months ended September 30, 2017.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, we recognized additional estimated income tax expense of $138.0 million during the year ended June 30, 2018 based on our best estimate and interpretation of the U.S. legislation. We are still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation and recorded a further $0.5 million in income tax expense during three months ended September 30, 2018. In accordance with SAB 118, the estimated income tax expense is considered provisional and will be finalized before December 22, 2018.

In addition, our effective income tax rate was affected by the geographic mix of our earnings.  Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030.  As a result of U.S. legislation, we treated all non-U.S. historical earnings as taxable during the year ended June 30, 2018. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated.

Finally, in connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. At September 30, 2018, we have recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position. The ATO are performing a risk review and auditing tax years 2014 to 2017.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended September 30, 2018 was $105.7 million compared to net income of $86.1 million for the three months ended September 30, 2017,  an increase of 23% over the three months ended September 30, 2017.

Our diluted earnings per share for the three months ended September 30, 2018 were $0.73 per diluted share compared to $0.60 for the three months ended September 30, 2017.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 2018 and June 30, 2018, we had cash and cash equivalents of $230.2 million and $188.7 million, respectively.  Working capital was $667.1 million and $554.5 million, at September 30, 2018 and June 30, 2018, respectively.

As of September 30, 2018 and June 30, 2018, our cash and cash equivalent balances held within the United States amounted to $27.5 million and $23.2 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2018 and June 30, 2018, were $202.7 million and $165.5 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

During the year ended June 30, 2018, as a result of U.S. legislation, we treated all non-U.S. historical earnings as taxable for U.S. federal tax purposes, which resulted in additional tax expense recorded of $125.5 million which is payable over the next eight years.  Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. As we evaluate the impact of U.S. tax legislation and the future cash needs of our global operations, we may revise the amount of foreign earnings considered to be permanently reinvested outside the United States.

Inventories at September 30, 2018 were $282.6 million,  an increase of $13.9 million or 5% from the June 30, 2018 balance of $268.7 million.  The increase in inventories was required to support our revenue growth.

Accounts receivable at September 30, 2018 were $463.7 million,  a decrease of $19.9 million or 4% compared to the June 30, 2018, balance of $483.7 million.  Accounts receivable days outstanding of 73 days at September 30, 2018, were higher than the 69 days at June 30, 2018.  Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2018, was 4.5%, compared to 3.8% at June 30, 2018.

During the three months ended September 30, 2018, we generated cash of $48.1 million from operations compared to $94.0 million for the three months ended September 30, 2017.  The lower level of cash generated from operations during the three months ended September 30, 2018, was primarily due to the increase in income tax payments which increased from $30.2 million during the three months ended September 30, 2017 to $125.0 million during the three months ended September 30, 2018. Movements in foreign currency exchange rates during the three months ended September 30, 2018, had the effect of decreasing our cash and cash equivalents by $3.3 million, as reported in U.S. dollars. During the three months ended September 30, 2018, we also repurchased 200,000 shares of our common stock at an aggregate purchase price of $22.8 million under our share repurchase program. We did not repurchase any shares during the three months ended September 30, 2017.  In addition, during the three months ended September 30, 2018 and 2017, we paid dividends to holders of our common stock totaling $52.8 million and $49.7 million, respectively.

Capital expenditures for the three months ended September 30, 2018 and 2017, amounted to $13.0 million and $16.0 million, respectively. The capital expenditures for the three months ended September 30, 2018, primarily reflected investment in computer hardware and software, production tooling, equipment and machinery, and rental and loan equipment. At September 30, 2018, our balance sheet reflects net property, plant and equipment of $381.8 million compared to $386.6 million at June 30, 2018.

Contractual Obligations

Details of contractual obligations at September 30, 2018,  are as follows (in thousands):

		Payments Due by September 30,
In $000’s	Total	2019	2020	2021	2022	2023	Thereafter
Short-term debt	$12,000	$12,000	$-	$-	$-	$-	$-
Interest on short-term debt	5,797	5,797	-	-	-	-	-
Long-term debt	520,000	-	12,000	12,000	12,000	484,000	-
Interest on long-term debt	66,683	10,353	15,791	15,433	15,074	10,032	-
Operating leases	58,269	18,877	12,988	9,154	6,118	4,697	6,435
Capital leases	2	2	-	-	-	-	-
Purchase obligations	276,369	274,025	1,924	420	-	-	-
Total	$939,120	$321,054	$42,703	$37,007	$33,192	$498,729	$6,435

Details of other commercial commitments at September 30, 2018, are as follows (in thousands):

		Amount of Commitment Expiration Per Period
In $000’s	Total	2019	2020	2021	2022	2023	Thereafter
Standby letter of credit	$11,576	$4,115	$207	$-	$-	$-	$7,254
Guarantees*	8,012	42	130	1,275	13	19	6,533
Total	$19,588	$4,157	$337	$1,275	$13	$19	$13,787

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

On April 17, 2018, we entered into an Amended and Restated Credit Agreement  (the “Revolving Credit Agreement”), as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger, joint book runner, swing line lender and letter of credit issuer, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. The Revolving Credit Agreement, among other things, provides a senior unsecured revolving credit facility of $800.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million.

Additionally, on April 17, 2018, ResMed Limited entered into a Syndicated Facility Agreement (the “Term Credit Agreement”), as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $200.0 million.

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

At September 30, 2018, the interest rate that was being charged on the outstanding principal amounts was 3.0%.  An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. At September 30, 2018, we were in compliance with our debt covenants and there was $529.6 million outstanding under the revolving credit facility and term credit facility. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Common Stock

During the three months ended September 30, 2018, we repurchased 200,000 shares of our common stock at an aggregate purchase price of $22.8 million under our share repurchase program. We did not repurchase any shares during the three months ended September 30, 2017. Since the inception of our share repurchase programs and through September 30, 2018, we have repurchased a total of 41.8 million shares at a cost of $1.6 billion. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At September 30, 2018,  12.9 million additional shares can be repurchased under the approved share repurchase program.

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

Refer to the “Revenue Recognition” section at note 1 – Significant Accounting Policies where we have outlined our new policy following the adoption of Accounting Standard Codification Topic 606 – Contracts with Customers during the current quarter. All other critical accounting policies have remained unchanged. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended June 30, 2018.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated balances by legal entity functional currency as of September 30, 2018 (in thousands):

	U.S.		Canadian	Chinese
	Dollar	Euro	Dollar	Yuan
	(USD)	(EUR)	(CAD)	(CNY)
AUD Functional:
Assets	253,191	137,579	-	21,413
Liability	(224,488)	(94,715)	-	(662)
Foreign Currency Hedges	(25,000)	(56,892)	-	(17,473)
Net Total	3,703	(14,028)	-	3,278
USD Functional:
Assets	-	-	20,099	-
Liability	-	(19)	(1,331)	-
Foreign Currency Hedges	-	-	(15,503)	-
Net Total	-	(19)	3,265	-
SGD Functional:
Assets	297,553	146,314	-	844
Liability	(76,692)	(44,839)	-	(23)
Foreign Currency Hedges	(233,000)	(101,012)	-	-
Net Total	(12,139)	463	-	821

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at September 30, 2018. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	September 30, 2018	June 30, 2018
AUD/USD
Contract amount	25,000	-	25,000	(132)	(140)
Ave. contractual exchange rate	AUD 1 = USD 0.7263		AUD 1 = USD 0.7263
AUD/Euro
Contract amount	103,334	34,832	138,166	(963)	(1,286)
Ave. contractual exchange rate	AUD 1 = Euro 0.6389	AUD 1 = Euro 0.6488	AUD 1 = Euro 0.6413
SGD/Euro
Contract amount	101,012	-	101,012	730	(939)
Ave. contractual exchange rate	SGD 1 = Euro 0.6237		SGD 1 = Euro 0.6237
SGD/USD
Contract amount	233,000	-	233,000	102	(309)
Ave. contractual exchange rate	SGD 1 = USD 0.7321		SGD 1 = USD 0.7321
AUD/CNY
Contract amount	17,473	-	17,473	(33)	(17)
Ave. contractual exchange rate	AUD 1 = CNY 5.0135		AUD 1 = CNY 5.0135
USD/CAD
Contract amount	15,503	-	15,503	(291)	(8)
Ave. contractual exchange rate	USD 1 = CAD 1.3148		USD 1 = CAD 1.3148

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2018, we held cash and cash equivalents of $230.2 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At September 30, 2018, there was $529.6 million outstanding under the revolving credit facility, which was subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2018, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

PART I – FINANCIAL INFORMATION	Item 4

RESMED INC. AND SUBSIDIARIES

Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports made pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

Court cases related to the disputes are now pending in the United States (two cases filed August 2016 and August 2018, respectively in the Southern District of California—both cases have been stayed by the court), New Zealand (filed August 2016 in the High Court of New Zealand), Germany (filed on various dates in 2016 and 2017 in the District Court in Munich), and Australia (filed December 2017 in the Federal Court in Victoria).

In August and September 2018 each of ResMed and Fisher & Paykel filed petitions in the United States International Trade Commission seeking exclusion of allegedly infringing products by the other.  ResMed is seeking exclusion of Fisher & Paykel’s Simplus, Eson and Eson 2 masks; Fisher & Paykel is seeking exclusion of ResMed’s P10 masks.  The hearing for ResMed’s case against Fisher & Paykel is May 1, 2019, and the scheduled date for a decision by the International Trade Commission is March 4, 2020.  The schedule for Fisher & Paykel’s International Trade Commission case against ResMed has not yet been established.

On October 18, 2018, the district court in Germany issued a judgment of infringement against headgear used on Fisher & Paykel’s Simplus and Eson 2 masks.  Other cases will be set for trial in Germany on various dates in 2019 to be determined.  The opening portion of the Australian trial against ResMed is set for April 23, 2019 (with the closing portion to be set on a later date to be determined) and the New Zealand trial against Fisher & Paykel is set for July 8, 2019.

We believe that the claims we are asserting against Fisher & Paykel are strong, and that we have strong defenses to the claims Fisher & Paykel is asserting against us. However, the claims asserted against us could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from selling certain of our products, or require that we comply with other unfavorable terms. We may also be obligated to pay substantial settlement costs, including royalty payments, in connection with these claims or litigation and to obtain licenses or modify products, which could be costly. Even if we were to prevail in these disputes, litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.

Administrative subpoenas. In 2016, we received federal administrative subpoenas from the Office of Inspector General of the U.S. Department of Health and Human Services. The subpoenas requested documents and other materials related primarily to industry offerings of patient resupply software to home medical equipment providers, discounted sales and leasing to sleep labs, samples, and other promotional programs.  In addition, the government has informally requested information about our leasing arrangements with customers. In August 2018, we received a third subpoena, requesting documents and other materials relating to diagnostic devices and masks provided to medical providers, and diagnostic auto-scoring functions. We are cooperating with the government’s requests for documents and information. Responding to these investigations can consume substantial time and resources and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. If our operations are found to violate federal law or regulations, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Item 1A      Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2018 which was filed with the SEC and describe the various risks and uncertainties to which we are or may become subject. As of September 30, 2018, there have been no further material changes to such risk factors.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities. The following table summarizes purchases by us of our common stock during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
July 1 - 31, 2018	-	-	41,636,234	13,079,779
August 1 - 31, 2018	-	-	41,636,234	13,079,779
September 1 - 30, 2018	200,000	$114.20	41,836,234	12,879,779
Total	200,000	$114.20	41,836,234	12,879,779

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

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on October 25, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

October 25, 2018

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)