Form 10-Q
period 2018-12-31
RESMED INC
filed 2019-02-01
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________

FORM 10-Q

______________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At January 28, 2019, there were 143,300,009 shares of Common Stock ($0.004 par value) outstanding.  This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.  Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	December 31, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$149,468	$188,701
Accounts receivable, net of allowance for doubtful accounts of $25,002 and $19,258 at December 31, 2018 and June 30, 2018, respectively	477,191	483,681
Inventories (note 2)	296,511	268,701
Prepaid expenses and other current assets	140,369	124,634
Total current assets	1,063,539	1,065,717
Non-current assets:
Property, plant and equipment, net (note 3)	381,505	386,550
Goodwill (note 4)	1,759,045	1,068,944
Other intangible assets, net (note 5)	484,926	215,184
Deferred income taxes	32,703	53,818
Prepaid taxes and other non-current assets	138,098	273,710
Total non-current assets	2,796,277	1,998,206
Total assets	$3,859,816	$3,063,923
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$110,335	$92,723
Accrued expenses	191,564	185,805
Deferred revenue	72,685	60,828
Income taxes payable (note 7)	49,881	160,427
Short-term debt, net (note 9)	11,978	11,466
Total current liabilities	436,443	511,249
Non-current liabilities:
Deferred revenue	76,773	71,596
Deferred income taxes	79,057	13,084
Other long-term liabilities	-	924
Long-term debt, net (note 9)	1,185,500	269,988
Long-term income taxes payable (note 7)	125,999	138,102
Total non-current liabilities	1,467,329	493,694
Total liabilities	1,903,772	1,004,943
Commitments and contingencies (note 13)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 185,115,251 issued and 143,279,017 outstanding at December 31, 2018 and 184,315,866 issued and 142,679,632 outstanding at June 30, 2018	573	571
Additional paid-in capital	1,460,705	1,450,821
Retained earnings	2,368,339	2,432,328
Treasury stock, at cost, 41,836,234 shares at December 31, 2018 and 41,636,234 shares at June 30, 2018	(1,623,256)	(1,600,412)
Accumulated other comprehensive loss	(250,317)	(224,328)
Total stockholders’ equity	1,956,044	2,058,980
Total liabilities and stockholders’ equity	$3,859,816	$3,063,923

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Net revenue	$651,100	$601,273	$1,239,380	$1,124,932
Cost of sales (excluding amortization of acquired intangible assets)	267,369	251,481	512,556	469,535
Gross profit	383,731	349,792	726,824	655,397
Operating expenses:
Selling, general and administrative	161,579	151,816	308,881	295,666
Research and development	43,111	40,643	81,902	78,058
Amortization of acquired intangible assets	15,840	11,317	28,707	23,099
Acquisition related expenses	6,123	-	6,123	-
Total operating expenses	226,653	203,776	425,613	396,823
Income from operations	157,078	146,016	301,211	258,574
Other income (loss), net:
Interest income	678	4,579	1,600	9,449
Interest expense	(7,487)	(7,370)	(11,195)	(15,155)
Loss attributable to equity method investments (note 6)	(3,375)	-	(3,375)	-
Other, net	(621)	(1,460)	(3,086)	(2,618)
Total other income (loss), net	(10,805)	(4,251)	(16,056)	(8,324)

Income before income taxes	146,273	141,765	285,155	250,250
Income taxes	21,634	132,238	54,778	154,599
Net income	$124,639	$9,527	$230,377	$95,651

Basic earnings per share (note 11)	$0.87	$0.07	$1.61	$0.67
Diluted earnings per share (note 11)	$0.86	$0.07	$1.60	$0.67
Dividend declared per share	$0.37	$0.35	$0.74	$0.70
Basic shares outstanding (000's)	142,923	142,715	142,796	142,511
Diluted shares outstanding (000's)	144,349	143,855	144,418	143,757

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income	$124,639	$9,527	$230,377	$95,651
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	(13,117)	4,450	(25,989)	40,839
Comprehensive income (loss)	$111,522	$13,977	$204,388	$136,490

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$230,377	$95,651
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,453	58,945
Stock-based compensation costs	25,011	23,958
Loss attributable to equity method investments (note 6)	3,375	-
Impairment of equity investments (note 6)	2,959	2,254
Changes in fair value of business combination contingent consideration (note 12)	(272)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	32,366	(26,145)
Inventories	(30,570)	(20,760)
Prepaid expenses, net deferred income taxes and other current assets	(26,922)	(2,858)
Accounts payable, accrued expenses and other	(125,190)	95,489
Net cash provided by operating activities	177,587	226,534
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,425)	(32,000)
Patent registration costs	(4,643)	(4,624)
Business acquisitions, net of cash acquired	(739,249)	-
Purchases of investments (note 6)	(27,967)	(3,725)
Proceeds (payments) on maturity of foreign currency contracts	(3,127)	(3,330)
Net cash used in investing activities	(806,411)	(43,679)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	12,784	20,440
Taxes paid related to net share settlement of equity awards	(27,340)	(13,853)
Purchases of treasury stock	(22,844)	(8,541)
Payments of business combination contingent consideration (note 12)	(430)	-
Proceeds from borrowings, net of borrowing costs	1,091,230	50,000
Repayment of borrowings	(352,798)	(110,000)
Dividend paid	(105,567)	(99,553)
Net cash provided by (used in) financing activities	595,035	(161,507)
Effect of exchange rate changes on cash	(5,444)	15,616
Net increase (decrease) in cash and cash equivalents	(39,233)	36,964
Cash and cash equivalents at beginning of period	188,701	821,935
Cash and cash equivalents at end of period	$149,468	$858,899
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$192,497	$51,456
Interest paid	$11,195	$15,155

Fair value of assets acquired, excluding cash	$343,470	$-
Liabilities assumed	(298,554)	-
Goodwill on acquisition	695,353	-
Deferred payments	(852)	-
Fair value of contingent consideration	(168)	-
Cash paid for acquisition	$739,249	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

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

The condensed consolidated financial statements for the three and six months ended December 31, 2018 and December 31, 2017 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2018.

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

Disaggregation of revenue

The following table summarizes our net revenue disaggregated by product and region for the three and six months ended December 31, 2018 compared to December 31, 2017 (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
U.S., Canada and Latin America
Devices	$186.5	$173.7	$358.9	$331.6
Masks and other	172.0	155.5	326.1	294.2
Total Sleep and Respiratory Care	$358.5	$329.2	$685.0	$625.8
Software as a Service	63.2	38.7	110.7	76.8
Total	$421.7	$367.9	$795.7	$702.6

Combined Europe, Asia and other markets
Devices	$156.2	$163.3	$307.9	$291.6
Masks and other	73.2	70.1	135.8	130.7
Total Sleep and Respiratory Care	$229.4	$233.4	$443.7	$422.3

Global revenue
Devices	$342.7	$337.0	$666.8	$623.2
Masks and other	245.2	225.6	461.9	424.9
Total Sleep and Respiratory Care	$587.9	$562.6	$1,128.7	$1,048.1
Software as a Service	63.2	38.7	110.7	76.8
Total	$651.1	$601.3	$1,239.4	$1,124.9

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Performance obligations and contract balances

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally this occurs with the transfer of risk and/or control of our products are provided at a point in time. For most products, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our SaaS business, revenue associated with professional services are recognized as they are provided. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue relate primarily to extended warranties on our devices, the provision of data for patient monitoring, the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some SaaS contracts. Generally, deferred revenue will be recognized over a period of one to five years. The following table summarizes our contract balances at December 31, 2018 and June 30, 2018 (in thousands):

	December 31, 2018	June 30, 2018	Balance sheet caption
Contract assets
Accounts receivable, net	$477,191	$483,681	Accounts receivable, net
Unbilled revenue, current	13,624	13,342	Prepaid expenses and other current assets
Unbilled revenue, non-current	3,715	2,973	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(72,685)	(60,828)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(76,773)	(71,596)	Deferred revenue (non-current liabilities)

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

We formed an implementation team during the year ended June 30, 2018 to oversee adoption of the new standard. The implementation team has established a project plan, collected copies of our lease agreements and implemented procedures to identify embedded leases. There are a number of steps in the team’s project plan that remain to be completed including: executing global education program, reviewing system outputs from lease data entry and balance calculations, evaluating the impact, and working through required changes to systems, business processes and controls to support the adoption of the new leases standard. While the formal impact assessment is ongoing, we expect this amendment will affect the way we account for operating leases where we are the lessee (as described above), require reassessment of how we account for revenue where we are the lessor and will result in increased disclosures for all lease arrangements. We are still evaluating the impact the standard will have on our financial statements.

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

Balance Sheet Caption	As reported balance June 30, 2018	Adoption of ASU 2016-16 Increase/(Decrease)	Revised balance July 1, 2018
Assets
Prepaid expenses and other current assets	$124,634	$(28,947)	$95,687
Prepaid taxes and other non-current assets	273,710	(156,406)	117,304
Deferred income taxes	53,818	(3,445)	50,373
Equity
Retained Earnings	2,432,328	(188,798)	2,243,530

(2)      Inventories

Inventories were comprised of the following at December 31, 2018 and June 30, 2018 (in thousands):

	December 31, 2018	June 30, 2018
Raw materials	$73,260	$75,415
Work in progress	2,789	2,453
Finished goods	220,462	190,833
Total inventories	$296,511	$268,701

(3)      Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of December 31, 2018 and June 30, 2018 (in thousands):

	December 31, 2018	June 30, 2018
Machinery and equipment	$247,576	$239,671
Computer equipment	164,433	155,069
Furniture and fixtures	51,246	51,045
Vehicles	7,360	7,399
Clinical, demonstration and rental equipment	90,647	92,229
Leasehold improvements	33,228	32,169
Land	52,508	54,089
Buildings	223,490	229,193
	870,488	860,864
Accumulated depreciation and amortization	(488,983)	(474,314)
Property, plant and equipment, net	$381,505	$386,550

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(4)      Goodwill

A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Six Months Ended December 31, 2018
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$464,157	$604,787	$1,068,944
Business acquisition	1,306	694,047	695,353
Foreign currency translation adjustments	(5,252)	-	(5,252)
Balance at the end of the period	$460,211	$1,298,834	$1,759,045

(5)      Other Intangible Assets

Other intangible assets were comprised of the following as of December 31, 2018 and June 30, 2018 (in thousands):

	December 31, 2018	June 30, 2018
Developed/core product technology	$315,220	$205,149
Accumulated amortization	(131,704)	(115,237)
Developed/core product technology, net	183,516	89,912
Trade names	72,623	48,832
Accumulated amortization	(20,397)	(16,868)
Trade names, net	52,226	31,964
Non-compete agreements	4,222	3,288
Accumulated amortization	(2,449)	(2,283)
Non-compete agreements, net	1,773	1,005
Customer relationships	280,068	118,084
Accumulated amortization	(54,192)	(48,157)
Customer relationships, net	225,876	69,927
Patents	92,089	91,708
Accumulated amortization	(70,554)	(69,332)
Patents, net	21,535	22,376
Total other intangibles, net	$484,926	$215,184

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two and fifteen years. There are no expected residual values related to these intangible assets.

(6)      Investments

Investments whereby we do not have significant influence or control over the investee are accounted for initially at cost. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. We have determined that these investments do not have readily determinable fair values and are therefore revalued only when there are observable price changes in orderly transactions for identifiable or similar investments of the same issuer. We also estimate the fair value of our equity investments to assess whether impairment losses shall be recorded using Level 3 inputs. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the six months ended December 31, 2018 and 2017, we recognized $3.0 million and $2.3 million, respectively, of impairment losses related to our equity investments. The carrying amount of all investments at December 31, 2018 and June 30, 2018, was $62.9 million and $41.2 million, respectively.

Equity investments whereby we have significant influence but not control over the investee, and are not the primary beneficiary of the investee’s activities, are accounted for under the equity method. Under this method, we record our share of gains or losses attributable to equity method investments. The carrying amount of these investments at December 31, 2018 and December 31, 2017 was $21.6 million and $0.0, respectively, and is included in the non-current balance of other assets on the condensed consolidated balance sheets.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

We have determined that the fair value of our investments exceed their carrying values. Investments are included in the non-current balance of other assets on the condensed consolidated balance sheets. The following table shows a reconciliation of the changes in all of our investments during the six months ended December 31, 2018 and December 31, 2017 (in thousands):

	Six Months Ended December 31,
Investments	2018	2017
Balance at the beginning of the period	$41,226	$38,324
Investments	27,967	3,725
Impairment of investments	(2,959)	(2,254)
Loss attributable to equity method investments	(3,375)	-
Balance at the end of the period	$62,859	$39,795

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

In connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position. At December 31, 2018, we have recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. We are also currently under audit by the ATO for the tax years 2014 to 2017.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, we recognized estimated income tax expense of $138.0 million during the year ended June 30, 2018 based on our best estimate and interpretation of the U.S. legislation.  During the six months ended December 31, 2018, we recorded an additional $1.2 million of tax expense relating to the transition tax.  Effective December 31, 2018, the accounting relating to the impact of U.S. legislation is no longer considered provisional.  However, further adjustments could be made to this calculation as a result of future legislation, amended tax returns, or tax examinations of the years impacted by the calculation.

(8)      Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the six months ended December 31, 2018 and December 31, 2017, are as follows (in thousands):

	Six Months Ended December 31,
	2018	2017
Balance at the beginning of the period	$19,227	$19,558
Warranty accruals for the period	7,832	8,375
Warranty costs incurred for the period	(7,253)	(7,493)
Foreign currency translation adjustments	(431)	423
Balance at the end of the period	$19,375	$20,863

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(9)      Debt

Debt at December 31, 2018 and June 30, 2018 consisted of the following (in thousands):

	December 31, 2018	June 30, 2018
Short-term debt	$12,000	$12,000
Deferred borrowing costs	(22)	(534)
Short-term debt, net	11,978	11,466
	-
Long-term debt	$1,189,404	$272,000
Deferred borrowing costs	(3,904)	(2,012)
Long-term debt, net	$1,185,500	$269,988
Total debt	$1,197,478	$281,454

Credit Facility

On April 17, 2018, we entered into an amended and restated credit agreement (the “Revolving Credit Agreement”), as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger, joint book runner, swing line lender and letter of credit issuer, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. The Amended and Restated Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $800.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million.

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

On November 5, 2018, we entered into a first amendment to the Revolving Credit Agreement to, among other things, increase the size of our senior unsecured revolving credit facility from $800.0 million to $1.6 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million.

Our obligations under the Revolving Credit Agreement are guaranteed by certain of our direct and indirect U.S. subsidiaries, and ResMed Limited’s obligations under the Term Credit Agreement are guaranteed by us and certain of our direct and indirect U.S. subsidiaries. The Revolving Credit Agreement and Term Credit Agreement contain customary covenants, including, in each case, a financial covenant that requires that we maintain a maximum leverage ratio of funded debt to EBITDA (as defined in the Revolving Credit Agreement and Term Credit Agreement, as applicable). The entire principal amounts of the revolving credit facility and term credit facility, and, in each case, any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs, as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable. Events of default under the Revolving Credit Agreement and the Term Credit Agreement include, in each case, failure to make payments when due, the occurrence of a default in the performance of any covenants in the respective agreements or related documents, or certain changes of control of us,  or the respective guarantors of the obligations borrowed under the Revolving Credit Agreement and Term Credit Agreement.

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At December 31, 2018, the interest rate that was being charged on the outstanding principal amounts was 3.3%.  An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. At December 31, 2018, we were in compliance with our debt covenants and there was $1,197.5 million outstanding under the Revolving Credit Agreement and Term Credit Agreement.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(10)      Stockholders’ Equity

Common Stock. Since the inception of our share repurchase programs and through December 31, 2018, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. During the six months ended December 31, 2018, we repurchased 200,000 shares at an aggregate purchase price of $22.8 million under our share repurchase program. During the three months ended December 31, 2018 we suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during this period. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, reinstated, delayed or discontinued at any time at the discretion of our board of directors. At December 31, 2018,  12.9 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, the board of directors designated 2.0 million shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at December 31, 2018 and June 30, 2018.

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

At December 31, 2018, the maximum number of shares of our common stock authorized for issuance under the 2009 Plan was 51.1 million shares. The number of securities remaining available for future issuance under the 2009 Plan at December 31, 2018 was 16.4 million.

The following table summarizes option activity during the six months ended December 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,205,826	$60.48	4.4
Granted	289,474	101.64
Exercised	(47,744)	46.26
Forfeited	(183)	52.02
Outstanding at end of period	1,447,373	$69.18	4.5
Exercise price of granted options	$101.64
Options exercisable at end of period	895,846	$56.92

The following table summarizes the activity of restricted stock units during the six months ended December 31, 2018:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,644,754	$62.90	1.6
Granted	705,538	98.42
Vested	(886,655)	57.32
Expired / cancelled	(22,459)	63.60
Forfeited	(898)	63.60
Outstanding at end of period	1,440,280	$75.80	2.1

Employee Stock Purchase Plan (the “ESPP”).    Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. During the six months ended December 31, 2018 and December 31, 2017, we issued 129,000 and 148,000 shares to our employees associated with the ESPP, respectively. At December 31, 2018, the number of shares remaining available for future issuance under the ESPP is 2.4 million shares.

At the annual meeting of our stockholders in November 2018, our stockholders approved an amendment and restatement to the 2009 Plan to increase the number of shares of common stock that may be issued or transferred pursuant to awards under the 2009 Plan by 2.0 million shares, from 4.2 million to 6.2 million shares. The amendment also renamed the plan as “the ResMed Inc. 2018 Employee Stock Purchase

Plan,” and extended the term by ten years, so that the plan expires on November 15, 2028. The amendment became effective August 17, 2018, the date it was adopted by our board of directors.

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

Stock options and restricted units of 161,036 and 126,390 for the three months ended December 31, 2018 and December 31, 2017 and stock options and restricted units of 85,521 and 159,603 for the six months ended December 31, 2018 and December 31, 2017, respectively, were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the three and six months ended December 31, 2018 and December 31, 2017 are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net income	$124,639	$9,527	$230,377	$95,651
Denominator:
Basic weighted-average common shares outstanding	142,923	142,715	142,796	142,511
Effect of dilutive securities:
Stock options and restricted stock units	1,426	1,140	1,622	1,246
Diluted weighted average shares	144,349	143,855	144,418	143,757
Basic earnings per share	$0.87	$0.07	$1.61	$0.67
Diluted earnings per share	$0.86	$0.07	$1.60	$0.67

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

The following table summarizes our financial assets and liabilities at December 31, 2018 and June 30, 2018, using the valuation input hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Balances at December 31, 2018
Foreign currency hedging instruments, net	$-	$(560)	$-	$(560)
Business acquisition contingent consideration	$-	$-	$(971)	$(971)
Balances at June 30, 2018
Foreign currency hedging instruments, net	$-	$(2,699)	$-	$(2,699)
Business acquisition contingent consideration	$-	$-	$(1,505)	$(1,505)

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of changes in the fair value of contingent consideration for the six months ended December 31, 2018 and December 31, 2017 (in thousands):

	Six Months Ended December 31,
	2018	2017
Balance at the beginning of the period	$(1,505)	$(1,580)
Acquisition date fair value of contingent consideration	(168)	-
Changes in fair value included in operating income	272	-
Payments	430	-
Balance at the end of the period	$(971)	$(1,580)

We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2018 or June 30, 2018, except for our equity investments described at note 6 – Investments which are in non-controlled corporations without readily determinable market values.  Following the adoption of ASU 2016-01 “Financial Instruments – Overall” on July 1, 2018,  we have elected to initially measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs. This does not include our equity method investments which are not recorded at fair value.

(13)      Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business.  While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Taxation Matters

As described in note 7 – Income Taxes, we received Notices of Amended Assessments from the ATO for the tax years 2009 to 2013. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed, or $75.9 million. We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, we will not receive a refund of the $75.9 million paid in April 2018 and we would be required to pay the remaining $75.9 million in additional income tax, $38.4 million in accrued interest and $75.9 million in penalties, which would be recorded as income tax expense. We are also currently under audit by the ATO for the tax years 2014 to 2017.

In connection with the recent U.S. Tax Act and the analysis of historical tax filings, we identified an administrative oversight in our prior year tax filing relating to a gain on an internal legal entity reorganization.  We have applied for relief from the U.S. Internal Revenue Service (“IRS”) and have amended the related tax returns required to correct the administrative oversight, which would indefinitely defer the recognition of this gain. We believe it is more likely than not that we will be granted this relief and therefore, have not recorded a reserve in relation to this matter during the six months ended December 31, 2018. As of December 31, 2018, we were awaiting communication from the IRS regarding the amended tax returns.

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the amount of receivables sold with recourse during the six months ended December 31, 2018 and December 31, 2017(in thousands):

	Six Months Ended December 31,
	2018	2017
Total receivables sold:
Full recourse	$18,993	$9,882
Limited recourse	41,329	35,960
Total	$60,322	$45,842

The following table summarizes the maximum exposure on outstanding receivables sold with recourse and provision for doubtful accounts at December 31, 2018 and June 30, 2018  (in thousands):

	December 31, 2018	June 30, 2018
Maximum exposure on outstanding receivables:
Full recourse	$22,930	$20,139
Limited recourse	11,550	9,239
Total	$34,480	$29,378

Contingent provision for receivables with recourse	$(1,575)	$(2,277)

(14)      Business Combinations

MatrixCare

On November 13, 2018, we completed the acquisition of 100% of the shares in MatrixCare Inc. and its subsidiaries (“MatrixCare”), a provider of software solutions for skilled nursing, life plan communities, senior living and private duty, for base purchase consideration paid of $750.0 million.  This acquisition has been accounted for as a business combination using purchase accounting and included in our consolidated financial statements from November 13, 2018.  The acquisition was paid for using our revolving credit facility.

We have not finalized the purchase price allocation in relation to this acquisition as certain appraisals associated with the valuation of intangible assets and income tax positions are not yet complete. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation during the quarter ending June 30, 2019.  The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of the acquisition is reflected in the Software as a Service segment and is not deductible for tax purposes. It mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

The preliminary fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	Preliminary	Intangible assets - useful life
Current assets	$51,556
Property, plant and equipment	4,401
Trade names	18,000	7 years
Developed technology	82,000	7 years
Customer relationships	145,000	15 years
Goodwill	564,519
Assets acquired	$865,476
Current liabilities	(13,991)
Deferred revenue	(16,646)
Deferred tax liabilities	(70,102)
Debt assumed	(151,665)
Total liabilities assumed	$(252,404)
Net assets acquired	$613,072

A reconciliation of the base consideration to the net consideration is as follows (in thousands):

Base consideration	750,000
Cash acquired	15,873
Debt assumed	(151,665)
Net working capital and other adjustments	(1,136)
Net consideration	$613,072

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Approximately $15.4 million of revenue and $1.0 million of loss  from operations of MatrixCare were included in the unaudited condensed consolidated statement of comprehensive income for the three and six months ended December 31, 2018. The loss from operations was negatively impacted by $3.0 million of amortization of acquired intangibles assets and fair value purchase price adjustment of $2.0 million to deferred revenue. Excluding the impact of these items, revenue was $17.4 million and income from operations was $4.0 million.

The acquisition is considered a material business combination and accordingly unaudited pro forma information presented below for the three and six months ended December 31, 2018 and December 31, 2017, include the effects of pro forma adjustments as if the acquisition of MatrixCare occurred on July 1, 2017.  The pro forma results were prepared using the acquisition method of accounting and combine our historical results and MatrixCare’s for the three and six months ended December 31, 2018 and 2017, including the effects of the business combination, primarily amortization expense related to the fair value of identifiable intangible assets acquired, interest expense associated with the financing obtained by us in connection with the acquisition, and the elimination of incurred acquisition-related costs.

The pro forma financial information presented below is not necessarily indicative of the results of operations that would have been achieved if the acquisition occurred at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

Unaudited Proforma Consolidated Results	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share information)	2018	2017	2018	2017
Revenue	$667,752	$631,059	$1,284,868	$1,182,752
Net income	$127,478	$5,774	$228,888	$85,862
Basic earnings per share	$0.89	$0.04	$1.60	$0.60
Diluted earnings per share	$0.88	$0.04	$1.58	$0.60

The unaudited pro forma consolidated results for the three and six months ended December 31, 2018 and December 31, 2017 reflect primarily the following pro forma pre-tax adjustments:

•

Net amortization expense related to the fair value of identifiable intangible assets acquired of $1.7 million and $3.6 million for the three months ended December 31, 2018 and 2017,  respectively, and $1.3 million and $7.5 million for the six months ended December 31, 2018 and 2017, respectively.

•

Net interest expense associated with debt that was issued to finance the acquisition of $0.5 million and $3.2 million for the three months ended December 31, 2018 and 2017, respectively, and $2.6 million and $6.6 million for the six months ended December 31, 2018 and 2017, respectively.

•	Elimination of pre-tax acquisition-related costs incurred by ResMed and MatrixCare of $3.7 million and $16.7 million, respectively, for the three and six months ended December 31, 2018.
•

Net income tax expense of $0.0 million and $9.8 million for the three months ended December 31, 2018 and 2017, respectively, and $1.4 million and $7.4 million for the six months ended December 31, 2018 and 2017, respectively.

Other acquisitions

During the six months ended December 31, 2018 we have completed the following acquisitions:

•

On July 6, 2018, we completed the acquisition of 100% of the shares in Healthcarefirst Holding Company (“HealthcareFirst”), a provider of software solutions and services for home health and hospice agencies, for a total purchase consideration of $126.3 million.

•	On October 15, 2018, we completed the acquisition of 100% of the shares in HB Healthcare, a homecare provider in South Korea.
•	On December 11, 2018, we completed the acquisition of assets in Interactive Health Network, a provider of integrated clinical and financial management software solution for long-term care companies.
•

On December 13, 2018, we completed the acquisition of assets in Apacheta, a provider of cloud-based SaaS software that manages the medical equipment delivery process for home medical equipment dealers.

These acquisitions have been accounted for as business combinations using purchase accounting and are included in our consolidated financial statements from the acquisition dates. These acquisitions, individually and collectively, are not considered a material business combination and accordingly pro forma information is not provided.  The acquisitions were funded by drawing on our existing credit facility and through cash on-hand.

We have not completed the purchase price allocation in relation to these acquisitions and expect to complete this during the quarter ending June 30, 2019.  We do not believe that the completion of this work will materially modify the preliminary purchase price allocation for these acquisitions. The cost of the share acquisitions was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of these acquisitions, which is predominantly not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

developed in the future. Goodwill from these acquisitions has been reflected in the Software as a Service segment except for the goodwill resulting from the HB Healthcare acquisition, which has been recorded in the Sleep and Respiratory Care segment.

The fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	Preliminary	Intangible assets - useful life
Current assets	$5,127
Property, plant and equipment	1,877
Trade names	5,838	10 years
Non-compete	1,000	3 years
Developed technology	29,600	5 to 6 years
Customer relationships	18,052	5 to 15 years
Goodwill	130,834
Assets acquired	$192,328
Current liabilities	(3,492)
Deferred revenue	(2,239)
Deferred tax liabilities	(8,882)
Debt assumed	(31,538)
Total liabilities assumed	$(46,151)
Net assets acquired	$146,177

During the six months ended December 31, 2018, we recorded $6.1 million in acquisition related expenses and did not have material acquisition related expenses during the six months ended December 31, 2017.

(15)      Segment Information

We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software-as-a-service to out-of-hospital health providers (“SaaS”). However, we have previously determined the SaaS segment as not material to our global operations in terms of revenue and profit, and therefore this has not been separately reported as a segment. Following our recent acquisitions, we have quantitatively and qualitatively reassessed our segment reporting and determined the SaaS segment is material to the group.

We evaluate the performance of our segments based on net sales and income from operations. The accounting policies of the segments are the same as those described in note 1 of our consolidated financial statements included in our Form 10-K for the year ended June 30, 2018, except for revenue recognition, which is described in note - 1 Summary of Significant Accounting Policies. Segment net sales and segment income from operations do not include inter-segment profits.

Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate headquarters costs, stock-based compensation, amortization expense from acquired intangibles, acquisition related expenses, interest income, interest expense and other, net. We neither discretely allocate assets to our operating segments, nor does our Chief Operating Decision Maker evaluate the operating segments using discrete asset information.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The table below presents information about our reportable segments (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenue by segment
Devices	$342.7	$337.0	$666.8	$623.2
Masks and other	245.2	225.6	461.9	424.9
Total Sleep and Respiratory Care	$587.9	$562.6	$1,128.7	$1,048.1
Software as a Service	65.2	38.7	112.7	76.8
Deferred revenue fair value adjustment*	(2.0)	-	(2.0)	-
Total Software as a Service	63.2	38.7	110.7	76.8
Total	$651.1	$601.3	$1,239.4	$1,124.9

Net operating profit by segment
Sleep and Respiratory Care	$196.5	$171.3	$372.2	$306.9
Software as a Service	17.1	12.8	32.4	26.2
Total	$213.6	$184.1	$404.6	$333.1

Reconciling items
Corporate costs	$32.6	$26.7	$66.5	$51.4
Amortization of acquired intangible assets	15.8	11.3	28.7	23.1
Acquisition related expenses	6.1	-	6.1	-
Deferred revenue fair value adjustment*	2.0	-	2.0	-
Interest income	(0.7)	(4.6)	(1.6)	(9.5)
Interest expense	7.5	7.4	11.2	15.2
Loss attributable to equity method investments	3.4	-	3.4	-
Other, net	0.6	1.5	3.1	2.6
Income before income taxes	$146.3	$141.8	$285.2	$250.3

* The deferred revenue fair value adjustment is a purchase price accounting adjustment related to MatrixCare which was acquired on November 13, 2018.

(16) Subsequent Event

On January 7, 2019 we completed the acquisition of 100% of the shares in Propeller Health, a digital therapeutics company providing connected health solutions for people living with chronic obstructive pulmonary disease and asthma for a total purchase consideration of $225.0 million.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and six months ended December 31, 2018.  Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.

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

Since the development of continuous positive airway pressure therapy, we have expanded our business by developing or acquiring a number of products and solutions for a broader range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, dental devices, portable oxygen concentrators and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of SDB and respiratory conditions like chronic obstructive pulmonary disease as significant health concerns. During the three months ended December 31, 2018, we invested $43.1 million on research and development activities with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs.

We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software-as-a-service to out-of-hospital health providers (“SaaS”).

During the three months ended December 31, 2018, our net revenue increased by 8% compared to the three months ended December 31, 2017.  Gross margin was 58.9% for the three months ended December 31, 2018 compared to 58.2% for the three months ended December 31, 2017.  Diluted earnings per share for the three months ended December 31, 2018 was $0.86 per share, compared to $0.07 per share for the three months ended December 31, 2017.

At December 31, 2018, our cash and cash equivalents totaled $149.5 million, our total assets were $3.9 billion and our stockholders’ equity was $2.0 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue for the Three Months Ended December 31, 2018

Net revenue for the three months ended December 31, 2018 increased to $651.1 million from $601.3 million for the three months ended December 31, 2017,  an increase of $49.8 million or 8%  (a 9% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the three months ended December 31, 2018 compared to December 31, 2017 (in millions):

	Three Months Ended December 31,
	2018	2017	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$186.5	$173.7	7%
Masks and other	172.0	155.5	11
Total Sleep and Respiratory Care	$358.5	$329.2	9
Software as a Service	63.2	38.7	63
Total	$421.7	$367.9	15

Combined Europe, Asia and other markets
Devices	$156.2	$163.3	(4)%	(2)%
Masks and other	73.2	70.1	4	8
Total Sleep and Respiratory Care	$229.4	$233.4	(2)	1

Global revenue
Devices	$342.7	$337.0	2%	3%
Masks and other	245.2	225.6	9	10
Total Sleep and Respiratory Care	$587.9	$562.6	4	6
Software as a Service	63.2	38.7	63	63
Total	$651.1	$601.3	8	9

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue for the three months ended December 31, 2018 was $587.9 million, an increase of 4% over the prior year quarter.  Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $7.1 million for the three months ended December 31, 2018.  Excluding the impact of currency movements, total Sleep and Respiratory Care revenue for the three months ended December 31, 2018 increased by 6% compared to the three months ended December 31, 2017.

Net revenue in U.S., Canada and Latin America for the three months ended December 31, 2018 increased to $358.5 million from $329.2 million for the three months ended December 31, 2017,  an increase of $29.3 million or 9%. The increase is primarily due to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue in combined Europe, Asia and other markets decreased for the three months ended December 31, 2018 to $229.4 million from $233.4 million for the three months ended December 31, 2017,  a decrease of $4.0 million or 2%  (a 1% increase on a constant currency basis).  The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our masks and accessories, partially offset by a decline in unit sales of devices and average selling prices. The decrease in devices in combined Europe, Asia and other markets for the three months ended December 31, 2018 reflects the completion of connected device upgrade programs in France and Japan.

Software as a Service

Revenue from our software as a service business for the three months ended December 31, 2018 was $63.2 million, an increase of 63% over the prior year. The increase was predominantly due to our recent acquisitions of MatrixCare and HealthcareFirst, which were acquired on November 13, 2018 and July 6, 2018, respectively, and contributed $22.4 million for the three months ended December 31, 2018.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue for Six Months Ended December 31, 2018

Net revenue for the six months ended December 31, 2018, was $1,239.4 million from $1,124.9 million for the six months ended December 31, 2017, an increase of $114.5 million or 10% (an 11% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the six months ended December 31, 2018 compared to December 31, 2017 (in millions):

	Six Months Ended December 31,
	2018	2017	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$358.9	$331.6	8%
Masks and other	326.1	294.2	11
Total Sleep and Respiratory Care	$685.0	$625.8	9
Software as a Service	110.7	76.8	44
Total	$795.7	$702.6	13

Combined Europe, Asia and other markets
Devices	$307.9	$291.6	6%	8%
Masks and other	135.8	130.7	4	7
Total Sleep and Respiratory Care	$443.7	$422.3	5	8

Global revenue
Devices	$666.8	$623.2	7%	8%
Masks and other	461.9	424.9	9	10
Total Sleep and Respiratory Care	$1,128.7	$1,048.1	8	9
Software as a Service	110.7	76.8	44	44
Total	$1,239.4	$1,124.9	10	11

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue for the six months ended December 31, 2018 was $1,128.7 million, an increase of 8% over the prior year. Movements in international currencies against the U.S. dollar negatively impacted net revenue by approximately $11.9 million during the six months ended December 31, 2018. Excluding the impact of currency movements, Sleep and Respiratory Care revenue for the six months ended December 31, 2018, increased 9% compared to the six months ended December 31, 2017.

For the six months ended December 31, 2018, revenue from sales of devices increased by 7% compared to the six months ended December 31, 2017, comprised of an increase of 8% in North and Latin America and an increase of 6% elsewhere (an 8% increase in constant currency terms). For the six months ended December 31, 2018, revenue from masks and other accessories increased by 9% compared to the six months ended December 31, 2017, comprised of an increase of 11% in North and Latin America and a 4%  increase elsewhere (a 7% increase in constant currency terms).

Software as a Service

Revenue from our software as a service business for the six months ended December 31, 2018 was $110.7 million, an increase of 44% over the prior year. The increase was predominantly due to our recent acquisitions of MatrixCare and HealthcareFirst, which were acquired on November 13, 2018 and July 6, 2018, respectively, and contributed $29.3 million for the six months ended December 31, 2018.

Gross Profit

Gross profit increased for the three months ended December 31, 2018 to $383.7 million from $349.8 million for the three months ended December 31, 2017,  an increase of $33.9 million or 10%.  Gross profit as a percentage of net revenue for the three months ended December 31, 2018 was 58.9% compared to 58.2% for the three months ended December 31, 2017.

The increase in gross margins was primarily due to manufacturing efficiencies and a favorable product mix, partially offset by declines in our average selling prices.

Gross profit increased for the six months ended December 31, 2018 to $726.8 million from $655.4 million for the six months ended December 31, 2017,  an increase of $71.4 million or 11%. Gross profit as a percentage of net revenue for the six months ended December 31, 2018 was 58.6% compared to 58.3% for the six months ended December 31, 2017.

The increase in gross margins was primarily due to manufacturing efficiencies and favorable product mix, partially offset by declines in our average selling prices.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2018 to $161.6 million from $151.8 million for the three months ended December 31, 2017,  an increase of $9.8 million or 6%. Selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $3.0 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended December 31, 2018 increased by 8% compared to the three months ended December 31, 2017. Selling, general and administrative expenses, as a percentage of net revenue, were 24.8% for the three months ended December 31, 2018, compared to 25.2% for the three months ended December 31, 2017.

The constant currency increase in selling, general and administrative expenses was primarily due to primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental selling, general and administrative expenses attributed to our recent acquisitions, selling, general and administrative expenses for the quarter increased by 4% in constant currency terms.

Selling, general and administrative expenses increased for the six months ended December 31, 2018 to $308.9 million from $295.7 million for the six months ended December 31, 2017 an increase of $13.2 million or 4%. The selling, general and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $5.5 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the six months ended December 31, 2018 increased by 6% compared to the six months ended December 31, 2017. Selling, general and administrative expenses, as a percentage of net revenue, were 24.9% for the six months ended December 31, 2018, compared to 26.3% for the six months ended December 31, 2017.

The constant currency increase in selling, general and administrative expenses was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental selling, general and administrative expenses attributed to our recent acquisitions, selling, general and administrative expenses for the six months ended December 31, 2018 increased by 3% in constant currency terms.

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2018 to $43.1 million from $40.6 million for the three months ended December 31, 2017,  an increase of $2.5 million, or 6%.  Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.3 million for the three months ended December 31, 2018, as reported in U.S. dollars.  Excluding the impact of foreign currency movements, research and development expenses increased by 9% compared to the three months ended December 31, 2017. Research and development expenses, as a percentage of net revenue, were 6.6% for the three months ended December 31, 2018, compared to 6.8% for the three months ended December 31, 2017.

The increase in research and development expenses in constant currency terms was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental research and development expenses attributed to our recent acquisitions, research and development expenses for the quarter decreased by 1% in constant currency terms.

Research and development expenses increased for the six months ended December 31, 2018 to $81.9 million from $78.1 million for the six months ended December 31, 2017,  an increase of $3.8 million or 5%. The research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $3.0 million for the six months ended December 31, 2018, as reported in U.S. dollars. Excluding the impact of foreign currency movements, our research and development expenses increased by 9% compared to the six months ended December 31, 2017. Research and development expenses, as a percentage of net revenue, were 6.6% for the six months ended December 31, 2018 months ended December 31, 2017, compared to 6.9% for the six months ended December 31, 2017.

The increase in research and development expenses in constant currency terms was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental research and development expenses attributed to our recent acquisitions, research and development expenses for the quarter increased by 2% in constant currency terms.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended December 31, 2018 totaled $15.8 million compared to $11.3 million for the three months ended December 31, 2017. Amortization of acquired intangible assets for the six months ended December 31, 2018 totaled $28.7 million compared to $23.1 million for the six months ended December 31, 2017. The increase in amortization expense was attributable to our recent acquisitions, in particular MatrixCare and HealthcareFirst.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Other Income (Loss), Net

Total other (loss) income, net for the three months ended December 31, 2018 was a loss of $10.8 million compared to a loss of $4.3 million for the three months ended December 31, 2017. The increase in loss was due primarily to a reduction in interest income of $0.7 million for the three months ended December 31, 2018 compared to interest income of $4.6 million for the three months ended December 31, 2017.

Total other (loss) income, net for the six months ended December 31, 2018 was a loss of $16.1 million compared to a loss of $8.3 million for the six months ended December 31, 2017.  The increase in loss was due primarily to a reduction in interest income of $1.6 million for the six months ended December 31, 2018 compared to interest income of $9.4 million for the six months ended December 31, 2017. This was partially offset by lower interest expense of $11.2 million for the six months ended December 31, 2018 compared to interest expense of $15.2 million for the six months ended December 31, 2017.

We also recorded loss attributable to equity method investments for the three and six months ended December 31, 2018 was $3.4 million compared to $0.0 million for the three months and six months ended December 31, 2017. The loss relates to our recently-announced joint venture with Verily and is accounted for using the equity method, whereby we recognize our share of the joint venture’s losses.

Income Taxes

Our effective income tax rate for the three and six months ended December 31, 2018 was 14.5% and 19.0%, respectively as compared to 93.3% and 61.8% for the three and six months ended December 31, 2017.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law In accordance with SAB 118, we recognized estimated income tax expense of $138.0 million during the year ended June 30, 2018 based on our best estimate and interpretation of the U.S. legislation.  During the quarter ending December 31, 2018, we recorded an additional $1.2 million of tax expense relating to the transition tax.  Effective December 31, 2018, the accounting relating to the impact of U.S. legislation is no longer considered provisional.  However, further adjustments could be made to this calculation as a result of future legislation, amended tax returns, or tax examinations of the years impacted by the calculation. Our effective income tax rate was affected by the geographic mix of our earnings.  Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030.  As a result of U.S. legislation, we treated all non-U.S. historical earnings as taxable during the year ended June 30, 2018. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax, if repatriated.

Finally, in connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. At September 30, 2018, we have recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position. We are also currently under audit by the ATO for the tax years 2014 to 2017.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended December 31, 2018 was $124.6 million compared to net income of $9.5 million for the three months ended December 31, 2017,  an increase of 1208% over the three months ended December 31, 2017.  Our net income for the six months ended December 31, 2018 was $230.4 million compared to net income of $95.7 million for the six months ended December 31, 2017,  an increase of 141% over the six months ended December 31, 2017.

Our diluted earnings per share for the three months ended December 31, 2018 were $0.86 per diluted share compared to $0.07 for the three months ended December 31, 2017.  Our diluted earnings per share for the six months ended December 31, 2018 were $1.60 per diluted share compared to $0.67 for the six months ended December 31, 2017

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 2018 and June 30, 2018, we had cash and cash equivalents of $149.5 million and $188.7 million, respectively.  Working capital was $627.1 million and $554.5 million, at December 31, 2018 and June 30, 2018, respectively.

As of December 31, 2018 and June 30, 2018, our cash and cash equivalent balances held within the United States amounted to $46.2 million and $36.9 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2018 and June 30, 2018, were $103.3 million and $151.8 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

During the year ended June 30, 2018, as a result of U.S. legislation, we treated all non-U.S. historical earnings as taxable for U.S. federal tax purposes, which resulted in tax expense of $125.5 million.  During the quarter ended December 31, 2018, we recorded $1.2 million of additional tax expense, which will be added to the $125.5 million previously accrued and paid over the next seven years.  Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. As we evaluate the impact of U.S. tax legislation and the future cash needs of our global operations, we may revise the amount of foreign earnings considered to be permanently reinvested outside the United States.

Inventories at December 31, 2018 were $296.5 million, an increase of $27.8 million or 10% from the June 30, 2018 balance of $268.7 million.  The increase in inventories was required to support our revenue growth.

Accounts receivable at December 31, 2018 were $477.2 million, a decrease of $6.5 million or 1% compared to the June 30, 2018, balance of $483.7 million.  Accounts receivable days outstanding of 66 days at December 31, 2018, were lower than the 69 days at June 30, 2018.  Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2018, was 5.0%, compared to 3.8% at June 30, 2018.

During the six months ended December 31, 2018, we generated cash of $177.6 million from operations compared to $226.5 million for the six months ended December 31, 2017.  The lower level of cash generated from operations during the six months ended December 31, 2018, was primarily due to the increase in income tax payments which increased to $192.5 million during the six months ended December 31, 2018 from $51.5 million during the six months ended December 31, 2017, partially offset by an improvement in working capital management. Movements in foreign currency exchange rates during the six months ended December 31, 2018, had the effect of decreasing our cash and cash equivalents by $5.4 million, as reported in U.S. dollars. During the six months ended December 31, 2018, we also repurchased 200,000 shares of our common stock at an aggregate purchase price of $22.8 million under our share repurchase program compared to 100,000 shares of our common stock at an aggregate purchase price of $8.5 million during the six months ended December 31, 2017. During the three months ended December 31, 2018 we suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during this period. In addition, during the six months ended December 31, 2018 and 2017, we paid dividends to holders of our common stock totaling $105.6 million and $99.6 million, respectively.

Capital expenditures for the six months ended December 31, 2018 and 2017, amounted to $31.4 million and $32.0 million, respectively. The capital expenditures for the six months ended December 31, 2018, primarily reflected investment in computer hardware and software, production tooling, equipment and machinery, and rental and loan equipment. At December 31, 2018, our balance sheet reflects net property, plant and equipment of $381.5 million compared to $386.6 million at June 30, 2018.

Contractual Obligations

Details of contractual obligations at December 31, 2018,  are as follows (in thousands):

		Payments Due by December 31,
In $000’s	Total	2019	2020	2021	2022	2023	Thereafter
Debt	1,201,404	12,000	12,404	12,000	12,000	1,153,000	-
Interest on debt	166,417	37,562	39,458	39,228	39,010	11,159	-
Operating leases	79,955	21,099	16,731	11,738	7,915	6,595	15,877
Capital leases	59	56	3	-	-	-	-
Purchase obligations	299,920	298,058	1,862	-	-	-	-
Total	$1,747,755	$368,775	$70,458	$62,966	$58,925	$1,170,754	$15,877

Details of other commercial commitments at December 31, 2018, are as follows (in thousands):

		Amount of Commitment Expiration Per Period
In $000’s	Total	2019	2020	2021	2022	2023	Thereafter
Standby letter of credit	$10,531	$3,619	$134	$-	$-	$-	$6,778
Guarantees*	7,917	44	140	1,254	18	17	6,444
Total	$18,448	$3,663	$274	$1,254	$18	$17	$13,222

*The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facility

On April 17, 2018, we entered into an amended and restated credit agreement (the “Revolving Credit Agreement”), as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger, joint book runner, swing line lender and letter of credit issuer, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. The Amended and Restated Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $800.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million.

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

On November 5, 2018, we entered into a first amendment to the Revolving Credit Agreement to, among other things, increase the size of our senior unsecured revolving credit facility from $800.0 million to $1.6 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million.

Our obligations under the Revolving Credit Agreement are guaranteed by certain of our direct and indirect U.S. subsidiaries, and ResMed Limited’s obligations under the Term Credit Agreement are guaranteed by us and certain of our direct and indirect U.S. subsidiaries. The Revolving Credit Agreement and Term Credit Agreement contain customary covenants, including, in each case, a financial covenant that requires that we maintain a maximum leverage ratio of funded debt to EBITDA (as defined in the Revolving Credit Agreement and Term Credit Agreement, as applicable). The entire principal amounts of the revolving credit facility and term credit facility, and, in each case, any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs, as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable. Events of default under the Revolving Credit Agreement and the Term Credit Agreement include, in each case, failure to make payments when due, the occurrence of a default in the performance of any covenants in the respective agreements or related documents, or certain changes of control of us, or the respective guarantors of the obligations borrowed under the Revolving Credit Agreement and Term Credit Agreement.

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At December 31, 2018, the interest rate that was being charged on the outstanding principal amounts was 3.3%.  An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. At December 31, 2018, we were in compliance with our debt covenants and there was $1,197.5 million outstanding under the Revolving Credit Agreement and Term Credit Agreement. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Common Stock

Since the inception of our share repurchase programs and through December 31, 2018, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. During the three months ended September 30, 2018, we repurchased 200,000 shares at an aggregate purchase price of $22.8 million under our share repurchase program. During the three months ended December 31, 2018 we have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during this period. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At December 31, 2018, 12.9 million additional shares can be repurchased under the approved share repurchase program.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the “Revenue Recognition” section at note 1 – Significant Accounting Policies where we have outlined our new policy following the adoption of Accounting Standard Codification Topic 606 – Contracts with Customers during the current year. All other critical accounting policies have remained unchanged. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended June 30, 2018.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated balances by legal entity functional currency as of December 31, 2018 (in thousands):

	U.S.		Canadian	Chinese
	Dollar	Euro	Dollar	Yuan
	(USD)	(EUR)	(CAD)	(CNY)
AUD Functional:
Assets	348,325	145,826	13	27,263
Liability	(234,289)	(107,915)	-	(2,912)
Foreign Currency Hedges	(125,000)	(56,132)	-	(17,446)
Net Total	(10,964)	(18,221)	13	6,905
USD Functional:
Assets	-	-	19,087	-
Liability	-	(19)	(3,964)	-
Foreign Currency Hedges	-	-	(14,658)	-
Net Total	-	(19)	465	-
SGD Functional:
Assets	412,688	153,929	-	391
Liability	(118,742)	(50,444)	-	-
Foreign Currency Hedges	(303,000)	(105,390)	-	-
Net Total	(9,054)	(1,905)	-	391

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at December 31, 2018. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	December 31, 2018	June 30, 2018
AUD/USD
Contract amount	125,000	-	125,000	(2,034)	(140)
Ave. contractual exchange rate	AUD 1 = USD 0.7163		AUD 1 = USD 0.7163
AUD/Euro
Contract amount	101,954	22,911	124,865	(1,757)	(1,286)
Ave. contractual exchange rate	AUD 1 = Euro 0.6474	AUD 1 = Euro 0.6300	AUD 1 = Euro 0.6441
SGD/Euro
Contract amount	105,390	-	105,390	767	(939)
Ave. contractual exchange rate	SGD 1 = Euro 0.6346		SGD 1 = Euro 0.6346
SGD/USD
Contract amount	303,000	-	303,000	2,422	(309)
Ave. contractual exchange rate	SGD 1 = USD 0.7288		SGD 1 = USD 0.7288
AUD/CNY
Contract amount	17,446	-	17,446	(511)	(17)
Ave. contractual exchange rate	AUD 1 = CNY 5.0135		AUD 1 = CNY 5.0135
USD/CAD
Contract amount	14,658	-	14,658	553	(8)
Ave. contractual exchange rate	USD 1 = CAD 1.3148		USD 1 = CAD 1.3148

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At December 31, 2018, we held cash and cash equivalents of $149.5 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At December 31, 2018, there was $1,197.5 million outstanding under the revolving credit facility, which was subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended December 31, 2018, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

In August and September 2018 each of ResMed and Fisher & Paykel filed petitions in the United States International Trade Commission seeking exclusion of allegedly infringing products by the other.  ResMed is seeking exclusion of Fisher & Paykel’s Simplus, Eson and Eson 2 masks; Fisher & Paykel is seeking exclusion of ResMed’s P10 masks.  The hearing for ResMed’s case against Fisher & Paykel is currently set for May 1, 2019, and the scheduled date for a decision by the International Trade Commission is currently set for March 4, 2020.  The hearing for Fisher & Paykel’s case against ResMed is currently set for June 24, 2019, and the scheduled date for a decision by the International Trade Commission is currently set for February 12, 2020. The schedules in both cases may be affected by the recent government shutdown so the dates may change.

On October 18, 2018, the district court in Germany issued a judgment of infringement against headgear used on Fisher & Paykel’s Simplus and Eson 2 masks. The court entered an injunction against further sale of that product effective November 8, 2018.  ResMed’s trial against Fisher & Paykel’s infringement of ResMed’s modular technology patent by Simplus, Eson and Eson 2 is set for April 18, 2019.  Other cases will be set for trial in Germany on various dates in 2019 and 2020 to be determined.  The opening portion of the Australian trial against ResMed is set for April 23, 2019 (with the closing portion to be set on a later date to be determined) and the New Zealand trial against Fisher & Paykel is set for July 8, 2019.

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

Item 1A      Risk Factors

The discussion of our business and operations should be read together with the risk factors discussed below and contained in our annual report on Form 10-K for the fiscal year ended June 30, 2018 which was filed with the SEC and describe the various risks and uncertainties to which we are or may become subject. As of December 31, 2018, there have been no further material changes to such risk factors except as discussed below.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

We have made certain assumptions relating to our recent acquisitions that may prove to be materially inaccurate. We have made certain assumptions relating to our recent acquisitions, including of MatrixCare, such as:

•	projections of each acquired company’s future revenue;
•	the amount of goodwill and intangibles that will result from our acquisitions;
•	acquisition costs, including transaction, contingent consideration and integration costs; and
•	other financial and strategic rationales and risks of the acquisitions.

While management has made such assumptions in good faith and believes them to be reasonable, the assumptions may turn out to be materially inaccurate, including for reasons beyond our control. If these assumptions are incorrect we may change or modify our assumptions, and such change or modification could have a material adverse effect on our financial condition or results of operations.

Prior to our recent acquisitions, those companies were privately-held, and their new obligations of being a part of a public company may require significant resources and management attention. Upon consummation of our recent acquisitions, the acquired entities became subsidiaries of our consolidated company, and need to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We will need to ensure that each of the acquired companies establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management.

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

We temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the three months ended December 31, 2018. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion.

Item 3      Defaults Upon Senior Securities

None

Item 4      Mine Safety Disclosures

None

Item 5      Other Information

None

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 6      Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.1

Agreement and Plan of Merger, dated November 5, 2018, by and among ResMed Operations Inc., Evolved Sub, Inc., ResMed Inc., OPE LGI Holdings Limited, in its capacity as the agent acting on behalf of the holders of common stock of MatrixCare Holdings, Inc., and MatrixCare Holdings, Inc.. (Incorporated by reference to Exhibit 2.1 to ResMed Inc.’s Current Report on Form 8-K, filed with the SEC on November 8, 2018)*

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

10.1

ResMed Inc. 2018 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on October 3, 2018)

10.2

First Amendment to Amended and Restated Credit Agreement, dated November 5, 2018, by and among ResMed Inc., as borrower, each of the lenders identified in the First Amendment, MUFG Union Bank, N.A., as administrative agent, joint lead arranger, joint book runner, swing line lender and letter of credit issuer, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. (Incorporated by reference to Exhibit 10.1 to Resmed Inc.’s Current Report on Form 8-K, filed with the SEC on November 8, 2018)

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed on January 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

*  Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ResMed Inc. hereby undertakes to supplementally furnish copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that ResMed Inc. may request confidential treatment pursuant Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

January 31, 2019

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)