Form 10-Q
period 2019-03-31
RESMED INC
filed 2019-05-03
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________

FORM 10-Q

______________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(858) 836-5000

(Registrant’s telephone number, including area code)

______________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.004 per share	RMD	New York Stock Exchange

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

Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At  April 29, 2019, there were 143,392,631 shares of Common Stock ($0.004 par value) outstanding.  This number excludes 41,836,234 shares held by the registrant as treasury shares.

2

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1.  Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ thousands, except share and per share data)

	March 31, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$146,513	$188,701
Accounts receivable, net of allowance for doubtful accounts of $25,543 and $19,258 at March 31, 2019 and June 30, 2018, respectively	511,403	483,681
Inventories (note 2)	319,930	268,701
Prepaid expenses and other current assets	124,850	124,634
Total current assets	1,102,696	1,065,717
Non-current assets:
Property, plant and equipment, net (note 3)	382,496	386,550
Goodwill (note 4)	1,939,136	1,068,944
Other intangible assets, net (note 5)	516,450	215,184
Deferred income taxes	32,015	53,818
Prepaid taxes and other non-current assets	125,733	273,710
Total non-current assets	2,995,830	1,998,206
Total assets	$4,098,526	$3,063,923
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$124,466	$92,723
Accrued expenses	191,130	185,805
Deferred revenue	82,288	60,828
Income taxes payable (note 7)	52,739	160,427
Short-term debt, net (note 9)	12,346	11,466
Total current liabilities	462,969	511,249
Non-current liabilities:
Deferred revenue	76,703	71,596
Deferred income taxes	87,312	13,084
Other long-term liabilities	865	924
Long-term debt, net (note 9)	1,323,349	269,988
Long-term income taxes payable (note 7)	125,999	138,102
Total non-current liabilities	1,614,228	493,694
Total liabilities	2,077,197	1,004,943
Commitments and contingencies (note 12)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 185,182,206 issued and 143,345,972 outstanding at March 31, 2019 and 184,315,866 issued and 142,679,632 outstanding at June 30, 2018	573	571
Additional paid-in capital	1,476,099	1,450,821
Retained earnings	2,420,731	2,432,328
Treasury stock, at cost, 41,836,234 shares at March 31, 2019 and 41,636,234 shares at June 30, 2018	(1,623,256)	(1,600,412)
Accumulated other comprehensive loss	(252,818)	(224,328)
Total stockholders’ equity	2,021,329	2,058,980
Total liabilities and stockholders’ equity	$4,098,526	$3,063,923

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net revenue	$662,228	$591,634	$1,901,608	$1,716,566
Cost of sales (excluding amortization of acquired intangible assets)	270,318	247,339	782,874	716,874
Gross profit	391,910	344,295	1,118,734	999,692
Operating expenses:
Selling, general and administrative	164,529	147,893	473,410	443,559
Research and development	47,610	37,434	129,513	115,492
Amortization of acquired intangible assets	22,794	11,673	51,501	34,772
Restructuring expenses	-	10,922	-	10,922
Acquisition related expenses	-	-	6,123	-
Total operating expenses	234,933	207,922	660,547	604,745
Income from operations	156,977	136,373	458,187	394,947
Other income (loss), net:
Interest income	415	4,228	2,014	13,677
Interest expense	(12,413)	(7,719)	(23,608)	(22,873)
Loss attributable to equity method investments (note 6)	(5,996)	-	(9,371)	-
Other, net	(1,054)	(2,739)	(4,140)	(5,357)
Total other income (loss), net	(19,048)	(6,230)	(35,105)	(14,553)
Income before income taxes	137,929	130,143	423,082	380,394
Income taxes	32,513	20,018	87,291	174,617
Net income	$105,416	$110,125	$335,791	$205,777
Basic earnings per share (note 11)	$0.74	$0.77	$2.35	$1.44
Diluted earnings per share (note 11)	$0.73	$0.76	$2.33	$1.43
Dividend declared per share	$0.37	$0.35	$0.74	$1.05
Basic shares outstanding (000's)	143,316	142,898	142,907	142,688
Diluted shares outstanding (000's)	144,333	143,985	144,344	143,895

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net income	$105,416	$110,125	$335,791	$205,777
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	(2,501)	(7,393)	(28,490)	33,446
Comprehensive income	$102,915	$102,732	$307,301	$239,223

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2018	184,316	$571	$1,450,821	(41,636)	$(1,600,412)	$2,432,328	$(224,328)	$2,058,980
Common stock issued on exercise of options	12	-	513	-	-	-	-	513
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	2	-	(141)	-	-	-	-	(141)
Common stock issued on employee stock purchase plan	-	-	-	-	-	-	-	-
Treasury stock purchases	-	(1)	-	(200)	(22,844)	-	-	(22,845)
Stock-based compensation costs	-	-	12,476	-	-	-	-	12,476
Other comprehensive income	-	-	-	-	-	-	(12,872)	(12,872)
Net income	-	-	-	-	-	105,737	-	105,737
Cumulative effect of change in accounting standards	-	-	-	-	-	(188,798)	-	(188,798)
Dividends declared	-	-	-	-	-	(52,794)	-	(52,794)
Balance, September 30, 2018	184,330	$570	$1,463,669	(41,836)	$(1,623,256)	$2,296,473	$(237,200)	$1,900,256
Common stock issued on exercise of options	36	-	1,263	-	-	-	-	1,263
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	623	2	(27,343)	-	-	-	-	(27,341)
Common stock issued on employee stock purchase plan	129	1	10,575	-	-	-	-	10,576
Treasury stock purchases	-	-	-	-	-	-	-	-
Stock-based compensation costs	-	-	12,541	-	-	-	-	12,541
Other comprehensive income	-	-	-	-	-	-	(13,117)	(13,117)
Net income	-	-	-	-	-	124,639	-	124,639
Dividends declared	-	-	-	-	-	(52,773)	-	(52,773)
Balance, December 31, 2018	185,118	$573	$1,460,705	(41,836)	$(1,623,256)	$2,368,339	$(250,317)	$1,956,044
Common stock issued on exercise of options	55	-	2,896	-	-	-	-	2,896
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	9	-	(330)	-	-	-	-	(330)
Common stock issued on employee stock purchase plan	-	-	-	-	-	-	-	-
Treasury stock purchases	-	-	-	-	-	-	-	-
Stock-based compensation costs	-	-	12,828	-	-	-	-	12,828
Other comprehensive income	-	-	-	-	-	-	(2,501)	(2,501)
Net income	-	-	-	-	-	105,416	-	105,416
Dividends declared	-	-	-	-	-	(53,024)	-	(53,024)
Balance, March 31, 2019	185,182	$573	$1,476,099	(41,836)	$(1,623,256)	$2,420,731	$(252,818)	$2,021,329

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2017	183,261	$569	$1,379,130	(41,086)	$(1,546,611)	$2,316,237	$(189,059)	$1,960,266
Common stock issued on exercise of options	78	-	4,682	-	-	-	-	4,682
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	11	-	(195)	-	-	-	-	(195)
Common stock issued on employee stock purchase plan	-	-		-	-	-	-	-
Treasury stock purchases	-	-		-	-	-	-	-
Stock-based compensation costs	-	-	11,959	-	-	-	-	11,959
Other comprehensive income	-	-		-	-	-	36,389	36,389
Net income	-	-		-	-	86,125	-	86,125
Dividends declared	-	-		-	-	(49,698)	-	(49,698)
Balance, September 30, 2017	183,350	$569	$1,395,576	(41,086)	$(1,546,611)	$2,352,664	$(152,670)	$2,049,528
Common stock issued on exercise of options	394	1	7,427	-	-	-	-	7,428
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	186	1	(13,659)	-	-	-	-	(13,658)
Common stock issued on employee stock purchase plan	148	1	8,652	-	-	-	-	8,653
Treasury stock purchases	-	-	-	(100)	(8,541)	-	-	(8,541)
Stock-based compensation costs	-	-	11,997		-	-	-	11,997
Other comprehensive income	-	-	-	-	-	-	4,450	4,450
Net income	-	-	-	-	-	9,527	-	9,527
Dividends declared	-	-	-	-	-	(49,856)	-	(49,856)
Balance, December 31, 2017	184,078	$572	$1,409,993	(41,186)	$(1,555,152)	$2,312,335	$(148,220)	$2,019,528
Common stock issued on exercise of options	19	-	3,006	-	-	-	-	3,006
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	13	-	(862)	-	-	-	-	(862)
Common stock issued on employee stock purchase plan	-	-	-	-	-	-	-	-
Treasury stock purchases	-	(1)	-	(200)	(19,356)	-	-	(19,357)
Stock-based compensation costs	-	-	11,890	-	-	-	-	11,890
Other comprehensive income	-	-	-	-	-	-	(7,393)	(7,393)
Net income	-	-	-	-	-	110,125	-	110,125
Dividends declared	-	-	-	-	-	(49,973)	-	(49,973)
Balance, March 31, 2018	184,110	$571	$1,424,027	(41,386)	$(1,574,508)	$2,372,487	$(155,613)	$2,066,964

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ thousands)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$335,791	$205,777
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,203	88,256
Stock-based compensation costs	37,856	35,933
Loss attributable to equity method investments (note 6)	9,371	-
Impairment of equity investments (note 6)	8,801	3,620
Gain on previously held equity interest	(1,909)	-
Changes in fair value of business combination contingent consideration	(272)	383
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,482)	(39,421)
Inventories	(55,002)	(11,146)
Prepaid expenses, net deferred income taxes and other current assets	(17,453)	(72,332)
Accounts payable, accrued expenses and other	(106,671)	164,540
Net cash provided by operating activities	317,233	375,610
Cash flows from investing activities:
Purchases of property, plant and equipment	(46,507)	(44,961)
Patent registration costs	(6,556)	(6,743)
Business acquisitions, net of cash acquired	(951,565)	(482)
Purchases of investments (note 6)	(31,092)	(6,445)
Proceeds (payments) on maturity of foreign currency contracts	3,902	(4,667)
Net cash used in investing activities	(1,031,818)	(63,298)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	15,346	24,074
Taxes paid related to net share settlement of equity awards	(27,880)	(14,471)
Purchases of treasury stock	(22,844)	(27,897)
Payments of business combination contingent consideration	(648)	(205)
Proceeds from borrowings, net of borrowing costs	1,414,230	120,000
Repayment of borrowings	(541,394)	(390,000)
Dividends paid	(158,592)	(149,527)
Net cash provided by (used in) financing activities	678,218	(438,026)
Effect of exchange rate changes on cash	(5,821)	8,060
Net increase (decrease) in cash and cash equivalents	(42,188)	(117,654)
Cash and cash equivalents at beginning of period	188,701	821,935
Cash and cash equivalents at end of period	$146,513	$704,281
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$211,816	$75,119
Interest paid	$23,608	$22,873
Fair value of assets acquired, excluding cash	$400,804	$290
Liabilities assumed	(320,923)	-
Goodwill on acquisition	879,419	247
Deferred payments	(7,568)	(55)
Fair value of contingent consideration	(167)	-
Cash paid for acquisition	$951,565	$482

PART I – FINANCIAL INFORMATION	Item 1
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

The condensed consolidated financial statements for the three and nine months ended March 31, 2019 and March 31, 2018 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2018.

Revenue Recognition

We adopted Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” on July 1, 2018. We account for a contract with a customer when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software-as-a-service to out-of-hospital health providers (“SaaS”).  Our Sleep and Respiratory Care revenue relates primarily to the sale of our products that are therapy-based equipment. Some contracts include additional performance obligations such as the provision of extended warranties and data for patient monitoring. Our SaaS revenue relates to the provision of software access with ongoing support and maintenance services as well as professional services such as training and consulting.

Disaggregation of revenue

The following table summarizes our net revenue disaggregated by segment, product and region for the three and nine months ended March 31, 2019 compared to March 31, 2018 (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
U.S., Canada and Latin America
Devices	$181.3	$168.1	$540.2	$499.7
Masks and other	168.7	149.4	494.8	443.7
Total Sleep and Respiratory Care	$350.0	$317.5	$1,035.0	$943.4
Software as a Service	79.9	39.9	190.6	116.6
Total	$429.9	$357.4	$1,225.6	$1,060.0

Combined Europe, Asia and other markets
Devices	$155.2	$160.1	$463.0	$451.8
Masks and other	77.1	74.1	213.0	204.8
Total Sleep and Respiratory Care	$232.3	$234.2	$676.0	$656.6

Global revenue
Devices	$336.5	$328.2	$1,003.2	$951.5
Masks and other	245.8	223.5	707.8	648.5
Total Sleep and Respiratory Care	$582.3	$551.7	$1,711.0	$1,600.0
Software as a Service	79.9	39.9	190.6	116.6
Total	$662.2	$591.6	$1,901.6	$1,716.6

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Performance obligations and contract balances

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of risk and/or control of our products are provided at a point in time. For products in our Sleep and Respiratory Care business, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our SaaS business, revenue associated with professional services are recognized as they are provided. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue in our Sleep and Respiratory Care business relate primarily to extended warranties on our devices and the provision of data for patient monitoring. Performance obligations resulting in deferred revenue in our SaaS business relate primarily to the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some SaaS contracts. Generally, deferred revenue will be recognized over a period of one to five years. The following table summarizes our contract balances at March 31, 2019 and June 30, 2018 (in thousands):

	March 31, 2019	June 30, 2018	Balance sheet caption
Contract assets
Accounts receivable, net	$511,403	$483,681	Accounts receivable, net
Unbilled revenue, current	10,443	13,342	Prepaid expenses and other current assets
Unbilled revenue, non-current	3,825	2,973	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(82,288)	(60,828)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(76,703)	(71,596)	Deferred revenue (non-current liabilities)

Transaction price determination

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. In our Sleep and Respiratory Care segment, the amount of consideration received and revenue recognized varies with changes in marketing incentives (e.g., rebates, discounts, free goods) and returns offered to customers and their customers. When we give customers the right to return eligible products and receive credit, returns are estimated based on an analysis of historical experience. However, returns of products, excluding warranty-related returns, are infrequent and insignificant. We adjust the estimate of revenue at the earlier of when the most likely amount of consideration can be estimated, the amount expected to be received changes, or when the consideration becomes fixed.

We offer our Sleep and Respiratory Care customers cash or product rebates based on volume or sales targets measured over quarterly or annual periods. We estimate rebates based on each customer’s expected achievement of its targets. In accounting for these rebate programs, we reduce revenue ratably as sales occur over the rebate period by the expected value of the rebates to be returned to the customer. Rebates measured over a quarterly period are updated based on actual sales results and, therefore, no estimation is required to determine the reduction to revenue. For rebates measured over annual periods, we update our estimates on a quarterly basis based on actual sales results and updated forecasts for the remaining rebate periods. We also offer discounts to both our Sleep and Respiratory Care as well as our SaaS customers as part of normal business practice and these are deducted from revenue when the sale occurs.

Many of our Sleep and Respiratory Care contracts have a single performance obligation which is the shipment of our therapy-based equipment. However, when the Sleep and Respiratory Care or SaaS contract has multiple performance obligations, we generally use an observable price to determine the stand-alone selling price by reference to pricing and discounting practices for the specific product or service when sold separately to similar customers. Revenue is then allocated proportionately, based on the determined stand-alone selling price, to the performance obligation.

Accounting and practical expedient elections

We have elected to account for shipping and handling activities associated with our Sleep and Respiratory Care segment as a fulfillment cost within cost of sales, and record shipping and handling costs collected from customers in net revenue. We have also elected for all taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, to be excluded from revenue.  We have adopted two practical expedients including the “right to invoice” practical expedient, which allows us to recognize revenue in the amount of the invoice when it corresponds directly with the value of performance completed to date and which is relevant for some of our SaaS contracts. The second practical expedient adopted permits relief from considering a significant financing component when the payment for the good or service is expected to be one year or less.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Provision for Warranty

We provide for the estimated cost of product warranties on our Sleep and Respiratory Care products at the time the related revenue is recognized. We determine the amount of this provision by using a financial model, which takes into consideration actual historical expenses and potential risks associated with our different products. We use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Although we engage in product improvement programs and processes, our warranty obligation is affected by product failure rates and costs incurred to correct those product failures. Should actual product failure rates or estimated costs to repair those product failures differ from our estimates, we would be required to revise our estimated warranty provision.

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

We formed an implementation team during the year ended June 30, 2018 to oversee adoption of the new standard. The implementation team has established a project plan, collected copies of our lease agreements, implemented procedures to identify embedded leases and commenced a global education program regarding the new standard. There are a number of steps in the team’s project plan that remain to be completed including: reviewing system outputs from lease data entry and balance calculations, evaluating the impact, and working through required changes to systems, business processes and controls to support the adoption of the new leases standard. While the formal impact assessment is ongoing, we expect this amendment will affect the way we account for operating leases where we are the lessee (as described above), require reassessment of how we account for revenue where we are the lessor and will result in increased disclosures for all lease arrangements. We are still evaluating the impact the standard will have on our financial statements.

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

Balance Sheet Caption	As reported balance June 30, 2018	Adoption of ASU 2016-16 Increase/(Decrease)	Revised balance July 1, 2018
Assets
Prepaid expenses and other current assets	$124,634	$(28,947)	$95,687
Prepaid taxes and other non-current assets	273,710	(156,406)	117,304
Deferred income taxes	53,818	(3,445)	50,373
Equity
Retained Earnings	2,432,328	(188,798)	2,243,530

(2)      Inventories

Inventories were comprised of the following at March 31, 2019 and June 30, 2018 (in thousands):

	March 31, 2019	June 30, 2018
Raw materials	$79,944	$75,415
Work in progress	2,479	2,453
Finished goods	237,507	190,833
Total inventories	$319,930	$268,701

(3)      Property, Plant and Equipment

Property, plant and equipment were comprised of the following as of March 31, 2019 and June 30, 2018 (in thousands):

	March 31, 2019	June 30, 2018
Machinery and equipment	$256,797	$239,671
Computer equipment	170,620	155,069
Furniture and fixtures	51,510	51,045
Vehicles	7,390	7,399
Clinical, demonstration and rental equipment	91,133	92,229
Leasehold improvements	33,677	32,169
Land	52,735	54,089
Buildings	224,482	229,193
	888,344	860,864
Accumulated depreciation and amortization	(505,848)	(474,314)
Property, plant and equipment, net	$382,496	$386,550

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(4)      Goodwill

A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Nine Months Ended March 31, 2019
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$464,157	$604,787	$1,068,944
Business acquisition	182,159	697,260	879,419
Foreign currency translation adjustments	(9,227)	-	(9,227)
Balance at the end of the period	$637,089	$1,302,047	$1,939,136

(5)      Other Intangible Assets

Other intangible assets were comprised of the following as of March 31, 2019 and June 30, 2018 (in thousands):

	March 31, 2019	June 30, 2018
Developed/core product technology	$334,366	$205,149
Accumulated amortization	(141,780)	(115,237)
Developed/core product technology, net	192,586	89,912
Trade names	77,596	48,832
Accumulated amortization	(23,512)	(16,868)
Trade names, net	54,084	31,964
Non-compete agreements	4,232	3,288
Accumulated amortization	(2,632)	(2,283)
Non-compete agreements, net	1,600	1,005
Customer relationships	309,618	118,084
Accumulated amortization	(62,626)	(48,157)
Customer relationships, net	246,992	69,927
Patents	94,359	91,708
Accumulated amortization	(73,171)	(69,332)
Patents, net	21,188	22,376
Total other intangibles, net	$516,450	$215,184

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two and fifteen years. There are no expected residual values related to these intangible assets.

(6)      Investments

Investments whereby we do not have significant influence or control over the investee are accounted for initially at cost. These investments include our holdings in privately held service and research companies that are not exchange traded and therefore not supported with observable market prices. We have determined that these investments do not have readily determinable fair values and are therefore revalued only when there are observable price changes in orderly transactions for identifiable or similar investments of the same issuer. We also estimate the fair value of our equity investments to assess whether impairment losses shall be recorded using Level 3 inputs. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the nine months ended March 31, 2019 and 2018, we recognized $8.8 million and $3.6 million, respectively, of impairment losses related to our equity investments, which was recorded in other, net.  The carrying amount of all investments at March 31, 2019 and June 30, 2018, was $49.1 million and $41.2 million, respectively.

Equity investments whereby we have significant influence but not control over the investee, and are not the primary beneficiary of the investee’s activities, are accounted for under the equity method. Under this method, we record our share of gains or losses attributable to equity method investments. The carrying amount of these investments at March 31, 2019 and March 31, 2018 was $15.6 million and $0.0, respectively.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

We have determined that the fair value of our investments exceed their carrying values. Investments are included in the non-current balance of other assets on the condensed consolidated balance sheets. The following table shows a reconciliation of the changes in all of our investments during the nine months ended March 31, 2019 and March 31, 2018 (in thousands):

	Nine Months Ended March 31,
Investments	2019	2018
Balance at the beginning of the period	$41,226	$38,324
Investments	31,092	6,445
Impairment of investments	(8,801)	(3,620)
Loss attributable to equity method investments	(9,371)	-
Disposal of investments	(5,000)	-
Balance at the end of the period	$49,146	$41,149

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

In connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position. As of March 31, 2019, we have recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. We are currently under audit by the ATO for the tax years 2014 to 2017.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. Effective December 31, 2018, the accounting relating to the impact of U.S. legislation was no longer considered provisional.  However, further adjustments could be required as a result of future legislation, amended tax returns, or tax examinations of the years impacted by the calculation.  During the three months ended March 31, 2019, we recorded additional tax expense of $3.3 million, which related to final treasury regulations issued and temporary guidance published during the quarter and $4.5 million  during the nine months ended March 31, 2019. During the three and nine months ended March 31, 2018, we recorded additional tax expense of $5.4 million and $132.2 million, respectively, relating to changes in U.S. tax legislation.

(8)      Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, for the nine months ended March 31, 2019 and March 31, 2018, are as follows (in thousands):

	Nine Months Ended March 31,
	2019	2018
Balance at the beginning of the period	$19,227	$19,558
Warranty accruals for the period	11,601	13,041
Warranty costs incurred for the period	(10,790)	(13,135)
Foreign currency translation adjustments	(405)	485
Balance at the end of the period	$19,633	$19,949

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(9)      Debt

Debt at March 31, 2019 and June 30, 2018 consisted of the following (in thousands):

	March 31, 2019	June 30, 2018
Short-term debt	$12,367	$12,000
Deferred borrowing costs	(21)	(534)
Short-term debt, net	12,346	11,466
	-
Long-term debt	$1,327,000	$272,000
Deferred borrowing costs	(3,651)	(2,012)
Long-term debt, net	$1,323,349	$269,988
Total debt	$1,335,695	$281,454

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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At March 31, 2019, the interest rate that was being charged on the outstanding principal amounts was 3.6%.  An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. At March 31, 2019, we were in compliance with our debt covenants and there was $1,339.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(10)      Stockholders’ Equity

Common Stock. Since the inception of our share repurchase programs and through March 31, 2019, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the three months ended March 31, 2019. During the nine months ended March 31, 2019, we repurchased 200,000 shares at an aggregate purchase price of $22.8 million and during the nine months ended March 31, 2018, we repurchased 300,000 shares at an aggregate purchase price of $27.9 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, reinstated, delayed or discontinued at any time at the discretion of our board of directors. At March 31, 2019,  12.9 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, the board of directors designated 2.0 million shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at March 31, 2019 and June 30, 2018.

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

At March 31, 2019, the maximum number of shares of our common stock authorized for issuance under the 2009 Plan was 51.1 million shares. The number of securities remaining available for future issuance under the 2009 Plan at March 31, 2019 was 16.3 million.

The following table summarizes option activity during the nine months ended March 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,205,826	$60.48	4.4
Granted	306,842	102.12
Exercised	(103,100)	46.41
Forfeited	(183)	52.02
Outstanding at end of period	1,409,385	$70.57	4.4
Exercise price of granted options	$102.12
Options exercisable at end of period	848,075	$57.65

The following table summarizes the activity of restricted stock units during the nine months ended March 31, 2019:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,644,754	$62.90	1.6
Granted	758,775	99.13
Vested	(902,467)	57.41
Expired / cancelled	(38,277)	66.76
Forfeited	(823)	66.76
Outstanding at end of period	1,461,962	$77.06	1.9

Employee Stock Purchase Plan (the “ESPP”).    Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. During the nine months ended March 31, 2019 and March 31, 2018, we issued 129,000 and 148,000 shares to our employees associated with the ESPP, respectively. At March 31, 2019, the number of shares remaining available for future issuance under the ESPP is 2.4 million shares.

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

Stock options and restricted stock units of 356,583 and 239,020 for the three months ended March 31, 2019 and March 31, 2018 and stock options and restricted stock units of 161,314 and 125,995 for the nine months ended March 31, 2019 and March 31, 2018, respectively, were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended March 31, 2019 and March 31, 2018 are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Numerator:
Net income	$105,416	$110,125	$335,791	$205,777
Denominator:
Basic weighted-average common shares outstanding	143,316	142,898	142,907	142,688
Effect of dilutive securities:
Stock options and restricted stock units	1,017	1,087	1,437	1,207
Diluted weighted average shares	144,333	143,985	144,344	143,895
Basic earnings per share	$0.74	$0.77	$2.35	$1.44
Diluted earnings per share	$0.73	$0.76	$2.33	$1.43

(12)      Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business.  While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Taxation Matters

As described in note 7 – Income Taxes, we received Notices of Amended Assessments from the ATO for the tax years 2009 to 2013. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed, or $75.9 million. We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, we will not receive a refund of the amount paid in April 2018 and we would be required to pay the remaining additional income tax, accrued interest and penalties, which would be recorded as income tax expense. We are currently under audit by the ATO for the tax years 2014 to 2017.

In connection with the recent U.S. Tax Act and the analysis of historical tax filings, we identified an administrative oversight in our prior year tax filing relating to a gain on an internal legal entity reorganization.  We have applied for relief from the U.S. Internal Revenue Service (“IRS”) and have amended the related tax returns required to correct the administrative oversight, which would indefinitely defer the recognition of this gain. We believe it is more likely than not that we will be granted this relief and therefore, have not recorded a reserve in relation to this matter during the nine months ended March 31, 2019.

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
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the amount of receivables sold with recourse during the nine months ended March 31, 2019 and March 31, 2018  (in thousands):

	Nine Months Ended March 31,
	2019	2018
Total receivables sold:
Full recourse	$28,846	$16,125
Limited recourse	70,847	56,302
Total	$99,693	$72,427

The following table summarizes the maximum exposure on outstanding receivables sold with recourse and provision for doubtful accounts at March 31, 2019 and June 30, 2018  (in thousands):

	March 31, 2019	June 30, 2018
Maximum exposure on outstanding receivables:
Full recourse	$24,503	$20,139
Limited recourse	9,055	9,239
Total	$33,558	$29,378
Contingent provision for receivables with recourse	$(1,347)	$(2,277)

(13)      Business Combinations

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

The preliminary fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	Preliminary	Intangible assets - useful life
Current assets	$50,707
Property, plant and equipment	4,401
Trade names	18,000	7 years
Developed technology	82,000	7 years
Customer relationships	145,000	15 years
Goodwill	567,173
Assets acquired	$867,281
Current liabilities	(14,968)
Deferred revenue	(17,642)
Deferred tax liabilities	(70,102)
Debt assumed	(151,665)
Total liabilities assumed	$(254,377)
Net assets acquired	$612,904

A reconciliation of the base consideration to the net consideration is as follows (in thousands):

Base consideration	750,000
Cash acquired	15,576
Debt assumed	(151,665)
Net working capital and other adjustments	(1,007)
Net consideration	$612,904

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the three and nine months ended March 31, 2019, revenues of $30.2 million and $45.6 million, respectively, and losses from operations of $1.5 million and $2.6 million, respectively, related to MatrixCare were included in the unaudited condensed consolidated statement of comprehensive income. The loss from operations for the three and nine months ended March 31, 2019 was negatively impacted by $6.1 million and $9.1 million, respectively, of amortization of acquired intangible assets and fair value purchase price adjustments relating to deferred revenue of $2.2 million and $4.3 million, respectively, to deferred revenue. Excluding the impact of these items, revenue for the three and nine months ended March 31, 2019 was $32.4 million and $49.9 million, respectively, and income from operations was $6.7 million and $10.8 million, respectively.

The acquisition is considered a material business combination and accordingly unaudited pro forma information presented below for the three and nine months ended March 31, 2019 and March 31, 2018, include the effects of pro forma adjustments as if the acquisition of MatrixCare occurred on July 1, 2017. MatrixCare results are reflected in our consolidated results for the three months ended March 31, 2019 and as such, no adjustment is required for this period. The pro forma results were prepared using the acquisition method of accounting and combine our historical results and MatrixCare’s for the three and nine months ended March 31, 2019 and 2018, including the effects of the business combination, primarily amortization expense related to the fair value of identifiable intangible assets acquired, interest expense associated with the financing obtained by us in connection with the acquisition, and the elimination of incurred acquisition-related costs.

The pro forma financial information presented below is not necessarily indicative of the results of operations that would have been achieved if the acquisition occurred at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

Unaudited Proforma Consolidated Results
(In thousands, except per share information)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenue	$662,228	$620,933	$1,947,096	$1,803,685
Net income	$105,416	$106,583	$334,302	$192,445
Basic earnings per share	$0.74	$0.75	$2.34	$1.35
Diluted earnings per share	$0.73	$0.74	$2.32	$1.34

The unaudited pro forma consolidated results for the three and nine months ended March 31, 2019 and March 31, 2018 reflect primarily the following pro forma pre-tax adjustments:

•

Net amortization expense related to the fair value of identifiable intangible assets acquired of $0.0 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively, and $1.3 million and $10.6 million for the nine months ended March 31, 2019 and 2018, respectively.

•

Net interest expense associated with debt that was issued to finance the acquisition of $0.0 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively, and $2.6 million and $9.7 million for the nine months ended March 31, 2019 and 2018, respectively.

•	Elimination of pre-tax acquisition-related costs incurred by ResMed and MatrixCare of $0.0 million and $16.7 million for the three and nine months ended March 31, 2019, respectively.
•

Net income tax expense of $0.0 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively, and $1.4 million and $5.9 million for the nine months ended March 31, 2019 and 2018, respectively.

Other acquisitions

During the nine months ended March 31, 2019 we have completed the following acquisitions:

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

•

On January 6, 2019, we completed the acquisition of Propeller Health, a digital therapeutics company providing connected health solutions for people living with chronic obstructive pulmonary disease and asthma, for a total purchase consideration of $242.9 million, which adjusts for cash acquired and debt assumed at the time of acquisition.

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

We have not completed the purchase price allocation in relation to these acquisitions and expect to complete this during the quarter ending June 30, 2019.  We do not believe that the completion of this work will materially modify the preliminary purchase price allocation for these acquisitions. The cost of the share acquisitions was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of these acquisitions, which is predominantly not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future. Goodwill from these acquisitions has been reflected in the Software as a Service segment except for the goodwill resulting from the HB Healthcare and Propeller Health acquisitions, which have been recorded in the Sleep and Respiratory Care segment.

The fair values of assets acquired and liabilities assumed of all other acquisitions, excluding MatrixCare, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	Preliminary	Intangible assets - useful life
Current assets	$31,648
Property, plant and equipment	2,289
Trade names	10,838	10 years
Non-compete	1,000	3 years
Developed technology	49,600	5 to 6 years
Customer relationships	48,052	5 to 15 years
Goodwill	312,246
Assets acquired	$455,673
Current liabilities	(6,310)
Deferred revenue	(3,619)
Deferred tax liabilities	(21,774)
Debt assumed	(35,104)
Total liabilities assumed	$(66,807)
Net assets acquired	$388,866

During the nine months ended March 31, 2019, we recorded $6.1 million in acquisition related expenses and did not have material acquisition related expenses during the nine months ended March 31, 2018.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(14)      Segment Information

We have determined that we have two operating segments, which are the Sleep and Respiratory Care segment and the SaaS segment. However, prior to the three months ended December 31, 2018, we had previously determined the SaaS segment was not material to our global operations in terms of revenue and profit, and therefore this had not been separately reported as a segment. Following our recent acquisitions, we have quantitatively and qualitatively reassessed our segment reporting and determined the SaaS segment is material to the group.

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

The table below presents information about our reportable segments (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenue by segment
Devices	$336.5	$328.2	$1,003.2	$951.5
Masks and other	245.8	223.5	707.8	648.5
Total Sleep and Respiratory Care	$582.3	$551.7	$1,711.0	$1,600.0
Software as a Service	82.2	39.9	194.9	116.6
Deferred revenue fair value adjustment*	(2.3)	-	(4.3)	-
Total Software as a Service	79.9	39.9	190.6	116.6
Total	$662.2	$591.6	$1,901.6	$1,716.6

Net operating profit by segment
Sleep and Respiratory Care	$190.2	$173.8	$562.5	$480.7
Software as a Service	20.5	14.1	52.7	40.3
Total	$210.7	$187.9	$615.2	$521.0

Reconciling items
Corporate costs	$28.6	$29.0	$95.1	$80.3
Amortization of acquired intangible assets	22.8	11.7	51.5	34.8
Restructuring expenses	-	10.9	-	10.9
Acquisition related expenses	-	-	6.1	-
Deferred revenue fair value adjustment*	2.3	-	4.3	-
Interest income	(0.4)	(4.2)	(2.0)	(13.7)
Interest expense	12.4	7.7	23.6	22.9
Loss attributable to equity method investments	6.0	-	9.4	-
Other, net	1.1	2.7	4.1	5.4
Income before income taxes	$137.9	$130.1	$423.1	$380.4

* The deferred revenue fair value adjustment is a purchase price accounting adjustment related to MatrixCare which was acquired on November 13, 2018.

PART I – FINANCIAL INFORMATION	Item 2

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and nine months ended March 31, 2019.  Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.

We are a global leader in the development, manufacturing, distribution and marketing of medical devices and cloud-based software applications that diagnose, treat and manage respiratory disorders, including sleep disordered breathing (“SDB”), chronic obstructive pulmonary disease, neuromuscular disease and other chronic diseases. SDB includes obstructive sleep apnea and other respiratory disorders that occur during sleep. Our products and solutions are designed to improve patient quality of life, reduce the impact of chronic disease and lower healthcare costs as global healthcare systems continue to drive a shift in care from hospitals to the home and lower cost settings. Our cloud-based software digital health applications, along with our devices, are designed to provide connected care to improve patient outcomes and efficiencies for our customers.

Since the development of continuous positive airway pressure therapy, we have expanded our business by developing or acquiring a number of products and solutions for a broader range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, dental devices, portable oxygen concentrators and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of SDB and respiratory conditions like chronic obstructive pulmonary disease as significant health concerns. During the three months ended March 31, 2019, we invested $47.6 million on research and development activities with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs.

We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software-as-a-service to out-of-hospital health providers (“SaaS”).

During the three months ended March 31, 2019, our net revenue increased by 12% compared to the three months ended March 31, 2018.  Gross margin was 59.2% for the three months ended March 31, 2019 compared to 58.2% for the three months ended March 31, 2018.  Diluted earnings per share for the three months ended March 31, 2019 was $0.73 per share, compared to $0.76 per share for the three months ended March 31, 2018.

At March 31, 2019, our cash and cash equivalents totaled $146.5 million, our total assets were $4.1 billion and our stockholders’ equity was $2.0 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue for the Three Months Ended March 31, 2019

Net revenue for the three months ended March 31, 2019 increased to $662.2 million from $591.6 million for the three months ended March 31, 2018,  an increase of $70.6 million or 12%  (a 15% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the three months ended March 31, 2019 compared to March 31, 2018 (in millions):

	Three Months Ended March 31,
	2019	2018	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$181.3	$168.1	8%
Masks and other	168.7	149.4	13
Total Sleep and Respiratory Care	$350.0	$317.5	10
Software as a Service	79.9	39.9	101
Total	$429.9	$357.4	20
Combined Europe, Asia and other markets
Devices	$155.2	$160.1	(3)%	3%
Masks and other	77.1	74.1	4	12
Total Sleep and Respiratory Care	$232.3	$234.2	(1)	6
Global revenue
Devices	$336.5	$328.2	3%	6%
Masks and other	245.8	223.5	10	13
Total Sleep and Respiratory Care	$582.3	$551.7	6	9
Software as a Service	79.9	39.9	101	101
Total	$662.2	$591.6	12	15

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue for the three months ended March 31, 2019 was $582.3 million, an increase of 6% over the prior year quarter.  Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $17.1 million for the three months ended March 31, 2019.  Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended March 31, 2019 increased by 9% compared to the three months ended March 31, 2018.

Net revenue in U.S., Canada and Latin America for the three months ended March 31, 2019 increased to $350.0 million from $317.5 million for the three months ended March 31, 2018,  an increase of $32.5 million or 10%. The increase is primarily due to an increase in unit sales of our devices, masks and accessories, partially offset by a decline in average selling prices.

Net revenue in combined Europe, Asia and other markets decreased for the three months ended March 31, 2019 to $232.3 million from $234.2 million for the three months ended March 31, 2018,  a decrease of $1.9 million or 1%  (a 6% increase on a constant currency basis).  The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our masks and accessories, partially offset by a decline in unit sales of devices and average selling prices.

Software as a Service

Net revenue from our SaaS business for the three months ended March 31, 2019 was $79.9 million, an increase of 101% compared to the three months ended March 31, 2018. The increase was predominantly due to our acquisitions of MatrixCare and HealthcareFirst, which were acquired on November 13, 2018 and July 6, 2018, respectively, and MatrixCare contributed $37.3 million in net revenue for the three months ended March 31, 2019.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue for Nine Months Ended March 31, 2019

Net revenue for the nine months ended March 31, 2019 increased to  $1,901.6 million from $1,716.6 million for the nine months ended March 31, 2018,  an increase of $185.0 million or 11%  (a 12% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the nine months ended March 31, 2019 compared to March 31, 2018 (in millions):

	Nine Months Ended March 31,
	2019	2018	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$540.2	$499.7	8%
Masks and other	494.8	443.7	12
Total Sleep and Respiratory Care	$1,035.0	$943.4	10
Software as a Service	190.6	116.6	63
Total	$1,225.6	$1,060.0	16
Combined Europe, Asia and other markets
Devices	$463.0	$451.8	2%	6%
Masks and other	213.0	204.8	4	9
Total Sleep and Respiratory Care	$676.0	$656.6	3	7
Global revenue
Devices	$1,003.2	$951.5	5%	7%
Masks and other	707.8	648.5	9	11
Total Sleep and Respiratory Care	$1,711.0	$1,600.0	7	9
Software as a Service	190.6	116.6	63	63
Total	$1,901.6	$1,716.6	11	12

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue for the nine months ended March 31, 2019 was $1,711.0 million, an increase of 7% over the prior year. Movements in international currencies against the U.S. dollar negatively impacted net revenue by approximately $28.8 million during the nine months ended March 31, 2019. Excluding the impact of currency movements, Sleep and Respiratory Care revenue for the nine months ended March 31, 2019,  increased 9% compared to the nine months ended March 31, 2018.

For the nine months ended March 31, 2019,  net revenue from sales of devices increased by 5% compared to the nine months ended March 31, 2018,  driven by an increase of 8% in North and Latin America and an increase of 2%  in combined Europe, Asia and other markets  (a 6% increase in constant currency terms). For the nine months ended March 31, 2019,  net revenue from masks and other accessories increased by 9% compared to the nine months ended March 31, 2018,  driven by an increase of 12% in North and Latin America and a 4%  increase in combined Europe, Asia and other markets  (a 9% increase in constant currency terms).

Software as a Service

Net revenue from our SaaS business for the nine months ended March 31, 2019 was $190.6 million, an increase of 63% compared to the nine months ended March 31, 2018. The increase was predominantly due to our acquisitions of MatrixCare and HealthcareFirst, which were acquired on November 13, 2018 and July 6, 2018, respectively, and contributed $66.7 million for the nine months ended March 31, 2019.

Gross Profit

Gross profit increased for the three months ended March 31, 2019 to $391.9 million from $344.3 million for the three months ended March 31, 2018,  an increase of $47.6 million or 14%.  Gross profit as a percentage of net revenue for the three months ended March 31, 2019 was 59.2% compared to 58.2% for the three months ended March 31, 2018.

Gross profit increased for the nine months ended March 31, 2019 to $1,118.7 million from $999.7 million for the nine months ended March 31, 2018,  an increase of $119.0 million or 12%. Gross profit as a percentage of net revenue for the nine months ended March 31, 2019 was 58.8% compared to 58.2% for the nine months ended March 31, 2018.

The increase in gross margins for the three and nine months ended March 31, 2019 and 2018 was primarily due to manufacturing and procurement efficiencies, favorable impact from our MatrixCare acquisition, and favorable product mix, partially offset by declines in average selling prices.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2019 to $164.5 million from $147.9 million for the three months ended March 31, 2018,  an increase of $16.6 million or 11%. Selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $7.9 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended March 31, 2019 increased by 17% compared to the three months ended March 31, 2018. Selling, general and administrative expenses, as a percentage of net revenue, were 24.8% for the three months ended March 31, 2019, compared to 25.0% for the three months ended March 31, 2018.

The constant currency increase in selling, general and administrative expenses was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental selling, general and administrative expenses attributed to our recent acquisitions, selling, general and administrative expenses for the three months ended March 31, 2019 increased by 6% in constant currency terms.

Selling, general and administrative expenses increased for the nine months ended March 31, 2019 to $473.4 million from $443.6 million for the nine months ended March 31, 2018 an increase of $29.9 million or 7%. The selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $13.2 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the nine months ended March 31, 2019 increased by 10% compared to the nine months ended March 31, 2018. Selling, general and administrative expenses, as a percentage of net revenue, were 24.9% for the nine months ended March 31, 2019, compared to 25.8% for the nine months ended March 31, 2018.

The constant currency increase in selling, general and administrative expenses was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental selling, general and administrative expenses attributed to our recent acquisitions, selling, general and administrative expenses for the nine months ended March 31, 2019 increased by 5% in constant currency terms.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2019 to $47.6 million from $37.4 million for the three months ended March 31, 2018,  an increase of $10.2 million, or 27%.  Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.8 million for the three months ended March 31, 2019, as reported in U.S. dollars.  Excluding the impact of foreign currency movements, research and development expenses increased by 32% compared to the three months ended March 31, 2018. Research and development expenses, as a percentage of net revenue, were 7.2% for the three months ended March 31, 2019, compared to 6.3% for the three months ended March 31, 2018.

The increase in research and development expenses in constant currency terms was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental research and development expenses attributed to our recent acquisitions, research and development expenses for the three months ended March 31, 2019 increased by 6% in constant currency terms.

Research and development expenses increased for the nine months ended March 31, 2019 to $129.5 million from $115.5 million for the nine months ended March 31, 2018,  an increase of $14.0 million or 12%. The research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $4.7 million for the nine months ended March 31, 2019, as reported in U.S. dollars. Excluding the impact of foreign currency movements, our research and development expenses increased by 16% compared to the nine months ended March 31, 2018. Research and development expenses, as a percentage of net revenue, were 6.8% for the nine months ended March 31, 2019 months ended March 31, 2018, compared to 6.7% for the nine months ended March 31, 2018.

The increase in research and development expenses in constant currency terms was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental research and development expenses attributed to our recent acquisitions, research and development expenses for the nine months ended March 31, 2019 increased by 4% in constant currency terms.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended March 31, 2019 totaled $22.8 million compared to $11.7 million for the three months ended March 31, 2018. Amortization of acquired intangible assets for the nine months ended March 31, 2019 totaled $51.5 million compared to $34.8 million for the nine months ended March 31, 2018. The increase in amortization expense was attributable to our recent acquisitions, in particular MatrixCare, HealthcareFirst and Propeller Health.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Other Income (Loss), Net

Total other (loss) income, net for the three months ended March 31, 2019 was a loss of $19.0 million compared to a loss of $6.2 million for the three months ended March 31, 2018. The increase in loss was due primarily to an increase in interest expense to  $12.4 million and a decrease in interest income to $0.5 million for the three months ended March 31, 2019 compared to interest expense of $7.7 million and interest income of $4.2 million for the three months ended March 31, 2018.

Total other (loss) income, net for the nine months ended March 31, 2019 was a loss of $35.1 million compared to a loss of $14.6 million for the nine months ended March 31, 2018.  The increase in loss was due primarily to a reduction in interest income to  $2.0 million for the nine months ended March 31, 2019 compared to interest income to $13.7 million for the nine months ended March 31, 2018.

We also recorded losses attributable to equity method investments or impairments of investments for the three and nine months ended March 31, 2019 of $11.8 million and  $18.2 million respectively, compared to $1.4 million and $3.6 million for the three and nine months ended March 31, 2018. The losses relate to our joint venture with Verily and is accounted for using the equity method, whereby we recognize our share of the joint venture’s losses.

Income Taxes

Our effective income tax rate for the three and nine months ended March 31, 2019 was 23.6% and 20.6%, respectively, as compared to 15.4% and 45.9% for the three and nine months ended March 31, 2018, respectively.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. Effective December 31, 2018, the accounting relating to the impact of U.S. legislation was no longer considered provisional.  However, further adjustments could be required as a result of future legislation, amended tax returns, or tax examinations of the years impacted by the calculation.  During the three months ended March 31, 2019, we recorded additional tax expense of $3.3 million, which related to final treasury regulations issued and temporary guidance published during the quarter and $4.5 million  during the nine months ended March 31, 2019. During the three and nine months ended March 31, 2018, we recorded additional tax expense of $5.4 million and $132.2 million, respectively, relating to recent changes in U.S. tax legislation.

Our effective income tax rate was affected by the geographic mix of our earnings.  Our Singapore and Malaysia operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030.  As a result of U.S. tax legislation, we treated all non-U.S. historical earnings as taxable during the year ended June 30, 2018. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax, if repatriated.

Finally, in connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. At September 30, 2018, we have recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position. We are currently under audit by the ATO for the tax years 2014 to 2017.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended March 31, 2019 was $105.4 million compared to net income of $110.1 million for the three months ended March 31, 2018,  a decrease of 4% over the three months ended March 31, 2018.  Our net income for the nine months ended March 31, 2019 was $335.8 million compared to net income of $205.8 million for the nine months ended March 31, 2018,  an increase of 63% over the nine months ended March 31, 2018.

Our diluted earnings per share for the three months ended March 31, 2019 were $0.73 per diluted share compared to $0.76 for the three months ended March 31, 2018.  Our diluted earnings per share for the nine months ended March 31, 2019 were $2.33 per diluted share compared to $1.43 for the nine months ended March 31, 2018

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 2019 and June 30, 2018, we had cash and cash equivalents of $146.5 million and $188.7 million, respectively.  Working capital was $639.7 million and $554.5 million, at March 31, 2019 and June 30, 2018, respectively.

As of March 31, 2019 and June 30, 2018, our cash and cash equivalent balances held within the United States amounted to $50.9 million and $36.9 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2019 and June 30, 2018, were $95.6 million and $151.8 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

During the year ended June 30, 2018, as a result of U.S. legislation, we treated all non-U.S. historical earnings as taxable for U.S. federal tax purposes, which resulted in tax expense that is payable over the next seven years. As of March 31, 2019, we recorded $12.0 million and $126.0 million in income taxes payable and long-term income taxes payable, respectively, in relation to this change in U.S. legislation.  Future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. As we evaluate the impact of U.S. tax legislation and the future cash needs of our global operations, we may revise the amount of foreign earnings considered to be permanently reinvested outside the United States.

Inventories at March 31, 2019 were $319.9 million, an increase of $51.2 million or 19% from the June 30, 2018 balance of $268.7 million.  The increase in inventories was required to support our revenue growth.

Accounts receivable at March 31, 2019 were $511.4 million, an increase of $27.7 million or 6% compared to the June 30, 2018, balance of $483.7 million. The increase in accounts receivable is primarily due to the impact of recent acquisitions. Accounts receivable days outstanding of 69 days at March 31, 2019, were the same as at June 30, 2018.  Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2019, was 4.8%, compared to 3.8% at June 30, 2018.

During the nine months ended March 31, 2019, we generated cash of $317.2 million from operations compared to $375.6 million for the nine months ended March 31, 2018.  The lower level of cash generated from operations during the nine months ended March 31, 2019, was primarily due to the increase in income tax payments which increased to $211.8 million during the nine months ended March 31, 2019 from $75.1 million during the nine months ended March 31, 2018. Movements in foreign currency exchange rates during the nine months ended March 31, 2019, had the effect of decreasing our cash and cash equivalents by $5.8 million, as reported in U.S. dollars. We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the three months ended March 31, 2019. During the nine months ended March 31, 2019, we repurchased 200,000 shares of our common stock at an aggregate purchase price of $22.8 million under our share repurchase program compared to 300,000 shares of our common stock at an aggregate purchase price of $27.9 million during the nine months ended March 31, 2018. In addition, during the nine months ended March 31, 2019 and 2018, we paid dividends to holders of our common stock totaling $158.6 million and $149.5 million, respectively.

Capital expenditures for the nine months ended March 31, 2019 and 2018, amounted to $46.5 million and $45.0 million, respectively. The capital expenditures for the nine months ended March 31, 2019,  primarily reflected investment in production tooling, equipment and machinery, and computer hardware and software. At March 31, 2019, our balance sheet reflects net property, plant and equipment of $382.5 million compared to $386.6 million at June 30, 2018.

Contractual Obligations

Details of contractual obligations at March 31, 2019,  are as follows (in thousands):

		Payments Due by March 31,
In $000’s	Total	2020	2021	2022	2023	2024	Thereafter
Debt	1,339,367	12,352	12,015	12,000	12,000	1,291,000	-
Interest on debt	194,297	48,374	47,920	47,478	47,035	3,490	-
Operating leases	96,796	24,521	17,686	12,544	9,627	8,334	24,084
Capital leases	41	41	-	-	-	-	-
Purchase obligations	306,544	304,960	1,584	-	-	-	-
Total	$1,937,045	$390,248	$79,205	$72,022	$68,662	$1,302,824	$24,084

Details of other commercial commitments at March 31, 2019, are as follows (in thousands):

		Amount of Commitment Expiration Per Period
In $000’s	Total	2020	2021	2022	2023	2024	Thereafter
Standby letter of credit	$10,609	$3,637	$136	$12	$-	$-	$6,824
Guarantees*	6,629	45	141	19	20	15	6,389
Total	$17,238	$3,682	$277	$31	$20	$15	$13,213

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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At March 31, 2019, the interest rate that was being charged on the outstanding principal amounts was 3.6%.  An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. At March 31, 2019, we were in compliance with our debt covenants and there was $1,339.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Common Stock

Since the inception of our share repurchase programs and through March 31, 2019, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the three months ended March 31, 2019.  During the nine months ended March 31, 2019, we repurchased 200,000 shares at an aggregate purchase price of $22.8 million under our share repurchase program. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At March 31, 2019, 12.9 million additional shares can be repurchased under the approved share repurchase program.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated balances by legal entity functional currency as of March 31, 2019 (in thousands):

	U.S.		Canadian	Chinese
	Dollar	Euro	Dollar	Yuan
	(USD)	(EUR)	(CAD)	(CNY)
AUD Functional:
Assets	284,950	154,131	-	30,745
Liability	(224,127)	(119,211)	-	(2,670)
Foreign Currency Hedges	(55,000)	(39,273)	-	(20,860)
Net Total	5,823	(4,353)	-	7,215
USD Functional:
Assets	-	-	18,070	-
Liability	-	-	(5,124)	-
Foreign Currency Hedges	-	-	(14,991)	-
Net Total	-	-	(2,045)	-
SGD Functional:
Assets	475,716	179,074	-	13
Liability	(181,509)	(53,036)	-	-
Foreign Currency Hedges	(288,000)	(125,672)	-	-
Net Total	6,207	366	-	13

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at March 31, 2019. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	March 31, 2019	June 30, 2018
AUD/USD
Contract amount	55,000	-	55,000	100	(140)
Ave. contractual exchange rate	AUD 1 = USD 0.7085		AUD 1 = USD 0.7085
AUD/Euro
Contract amount	72,935	22,441	95,376	(3)	(1,286)
Ave. contractual exchange rate	AUD 1 = Euro 0.6511	AUD 1 = Euro 0.6300	AUD 1 = Euro 0.6460
SGD/Euro
Contract amount	125,672	-	125,672	205	(939)
Ave. contractual exchange rate	SGD 1 = Euro 0.6491		SGD 1 = Euro 0.6491
SGD/USD
Contract amount	288,000	-	288,000	(3,046)	(309)
Ave. contractual exchange rate	SGD 1 = USD 0.7405		SGD 1 = USD 0.7405
AUD/CNY
Contract amount	20,860	-	20,860	(81)	(17)
Ave. contractual exchange rate	AUD 1 = CNY 4.79		AUD 1 = CNY 4.79
USD/CAD
Contract amount	14,991	-	14,991	221	(8)
Ave. contractual exchange rate	USD 1 = CAD 1.3148		USD 1 = CAD 1.3148

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At March 31, 2019, we held cash and cash equivalents of $146.5 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At March 31, 2019,  there was $1,339.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which in each case was subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended March 31, 2019, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1      Legal Proceedings

We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. We investigate these matters as they arise, and accrue estimates for resolution of legal and other contingencies in accordance with Statement of Financial Accounting Standard No. 5.  See note 12 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Litigation is inherently uncertain. Accordingly, we cannot predict with certainty the outcome of these matters.  But we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.

Fisher & Paykel Healthcare patent litigation. As previously described in the Company’s Quarterly Report on Form 10-Q for the second quarter, ResMed and Fisher & Paykel Healthcare have been engaged in patent disputes in several global forums. ResMed and Fisher & Paykel also filed proceedings in patent offices in the United States, New Zealand, Germany and Europe to invalidate many of the patents being asserted against that party. On February 19, 2019, the parties entered into a settlement agreement resolving all of the pending patent infringement disputes in all venues pursuant to a confidential settlement agreement.  The settlement involves no payment or admission of liability by either side.  As a result, all of the litigation proceedings have been dismissed.  The parties continue to pursue various invalidity and other administrative proceedings in the United States, Germany, Europe and New Zealand.

Administrative subpoenas. In 2016, we received federal administrative subpoenas from the Office of Inspector General of the U.S. Department of Health and Human Services. The subpoenas requested documents and other materials related primarily to industry offerings of patient resupply software to home medical equipment providers, discounted sales and leasing to sleep labs, samples, and other promotional programs.  In addition, the Department of Justice has informally requested information about our leasing arrangements with customers. In August 2018, we received a third subpoena, requesting documents and other materials relating to diagnostic devices and masks provided to medical providers, and diagnostic auto-scoring functions. In February 2019, the Department of Justice provided ResMed with a Civil Investigative Demand seeking further information concerning the industry offerings described above. We are cooperating with the government’s requests for documents and information, including additional subpoenas on these same issues. Responding to these investigations can consume substantial time and resources and can divert management’s attention from the business. Additionally, as a result of these investigations, we may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. If our operations are found to violate federal law or regulations, or if we settle these investigations, we may be subject to civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could materially adversely affect our financial results and our ability to operate our business.

Item 1A      Risk Factors

The discussion of our business and operations should be read together with the risk factors and contained in our annual report on Form 10-K for the fiscal year ended June 30, 2018 and in our quarterly report on Form 10-Q for the quarter ended December 31, 2018, each of which was filed with the SEC and describe the various risks and uncertainties to which we are or may become subject. As of March 31, 2019, there have been no further material changes to such risk factors.

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

We temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the three months ended March 31, 2019. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion.

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

101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 2, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

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

May 2, 2019

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)