Form 10-K
period 2019-06-30
RESMED INC
filed 2019-08-08
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________________________

FORM 10-K

______________________________________________________________________________________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was $16,203,677,315. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.

At July 29, 2019, registrant had 143,671,055 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2019 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

As used in this 10-K, the terms “we”, “us”, “our” and “the Company” refer to ResMed Inc., a Delaware corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding new product development, new product launches, new markets for its products, the integration of acquisitions, leveraging of strategic investments, litigation, and tax outlook.  These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in Item 1A “Risk Factors” and elsewhere in this report.

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

ITEM 1  BUSINESS

General

We are a global leader in the development, manufacturing, distribution and marketing of medical devices and cloud-based software solutions that diagnose, treat and manage respiratory disorders including sleep disordered breathing, or SDB, chronic obstructive pulmonary disease, or COPD, neuromuscular disease and other chronic diseases. SDB includes obstructive sleep apnea, or OSA, and other respiratory disorders that occur during sleep. Our products and solutions are designed to improve patient quality of life, reduce the impact of chronic disease and lower healthcare costs as global healthcare systems continue to drive a shift in care from hospitals to the home and lower cost settings. Our cloud-based software digital health applications, along with our devices are designed to provide connected care to improve patient outcomes and efficiencies for our customers.

Following our formation in 1989, we commercialized a treatment for OSA. This treatment, nasal Continuous Positive Airway Pressure, or CPAP, was the first successful noninvasive treatment for OSA. CPAP systems deliver pressurized air, typically through a nasal mask, to prevent collapse of the upper airway during sleep.

Since the development of CPAP, we have expanded our business by developing or acquiring a number of innovative products and solutions for a broader range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, dental devices, portable oxygen concentrators, or POCs, and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes.  Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of SDB and respiratory conditions like COPD as significant health concerns. We are also a leading provider of cloud-based software health applications and devices designed to provide connected care, improving patient outcomes and efficiencies for healthcare providers. These tools are designed to allow fewer people to manage more patients, and empower patients to track their own health outcomes.

We employ approximately 7,200 people and sell our products in approximately 120 countries through a combination of wholly owned subsidiaries and independent distributors.

Our web site address is www.resmed.com.  Information contained on our website is not part of or incorporated into this report. We make our periodic reports, together with any amendments, available on our website, free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission, or SEC. The SEC maintains an internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Segment Information

Prior to the three months ended December 31, 2018, we had previously determined that our software-as-a-solutions, or SaaS, line of business was not material to our global operations in terms of revenue and profit, and therefore had not been separately reported as a segment. However, following recent acquisitions, we have quantitatively and qualitatively reassessed our segment reporting and determined the SaaS segment is material to the group, and now have two operating segments, which are the Sleep and Respiratory Care segment and the SaaS segment. See Note 15 – Segment Information of the Notes to Financial Statements (Part II, Item 8) for financial information regarding segment reporting.  Financial information about our revenues from and assets located in foreign countries is also included in the notes to our consolidated financial statements.

The Market

We are focused on the sleep and related respiratory care markets, both of which we believe are globally underpenetrated markets, and where we believe our products can improve patient outcomes, create efficiencies for our customers, help physicians and providers better manage chronic disease and reduce overall healthcare system costs. Additionally, our software solutions are focused out-of-hospital care market, which we believe is fragmented and underserved and where we see significant opportunity to transform and significantly improve out-of-hospital healthcare through a strategy of enabling better patient care, improving clinical decision support, and driving interoperability across out-of-hospital care settings.

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

A long-term epidemiology study published in 2013 estimated that 26% of adults age 30-70 have some form of obstructive sleep apnea. In the United States alone, this represents approximately 46 million people. Another study published in 2019 estimated that mild to severe sleep apnea impacts more than 936 million people worldwide, of which, it was estimated that more than 424 million would have moderate to severe sleep apnea.  Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 20% of those with OSA have been diagnosed or treated. Many healthcare professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, snoring, hypertension and irritability are characteristic of OSA.

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

Respiratory Care

Our aim is to provide respiratory care solutions to patients with COPD and other chronic respiratory diseases, such as overlap syndrome, obesity hypoventilation syndrome, or OHS, and neuromuscular disease, including amyotrophic lateral sclerosis, or ALS.  We aim to improve their quality of life, slow down disease progression and reduce the costs of patient management.

Our products cover patients ranging from those who only require therapy from CPAP or VPAP systems at night, to those who are dependent on non-invasive or invasive ventilation for life-support and those who require portable oxygen concentrators,  or POCs.  Our devices are predominantly used in the home and, to a lesser extent, in general hospital wards and respiratory wards. We supply CPAP and VPAP systems, non-invasive and invasive ventilators, humidifiers and accessories, including masks and tubing.  We also offer stationary and portable battery powered oxygen concentrators for the administration of long-term oxygen therapy in the home as well as data management systems designed to improve the management of patients.

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

Business Strategy

We believe that the SDB and respiratory care markets will continue to grow in the future due to a number of factors, including increasing awareness of OSA, CSA and COPD, improved understanding of the role of SDB treatment in the management of cardiac, neurologic, metabolic and related disorders, improved understanding of the role of non-invasive ventilation in the management of COPD, and an increase in the use of digital and product technology to improve patient outcomes and create efficiencies for customers and providers. Our strategy for expanding our business operations and capitalizing on the growth of the SDB and respiratory care markets, as well as growth in out-of-hospital care settings, consists of the following key elements:

•

Continue Product Development and Innovation in SDB Products.  We are committed to ongoing innovation in developing products for the diagnosis and treatment of SDB. We have been a leading innovator of products designed to treat SDB more effectively, increase patient comfort and encourage compliance with prescribed therapy. In 2016, we introduced a number of new software solutions including our ResMed Resupply, GoScripts and new features and enhancements within our cloud-based software offerings.  Through our acquisition of Brightree, we also acquired a suite of software-as-a-service solutions for U.S. based distributor and home health and hospice customers. In addition, through our acquisitions of Inova Labs and Curative Medical we acquired the Inova Labs range of POCs and a portfolio of Curative Medical SDB and ventilation products.  We believe that the combination of continued product development, product and technology acquisitions and innovation are key factors to our ongoing success.  In 2017, we introduced a number of new products and solutions, including AirFit N20 nasal and F20 full face masks with an InfinitySeal silicone cushion, AirMini, the world’s smallest CPAP, AirTouch F20 full face mask with Ultrasoft memory foam and new integrations and enhancements of AirView and Brightree software, including AirView Action Groups. In 2018, we introduced automatic resupply enrollment for patients managed by both Brightree and ResMed, our first ResMed-branded portable oxygen concentrator called Mobi and a diffuser vent elbow for our latest CPAP full face masks called QuietAir. In 2019, we released new products including AirFit F30, a full face mask with minimal-contact cushion, and AirFit N30i and P30i, a top-of-head connected nasal and pillow mask, respectively. Approximately 17% of our employees are devoted to research and development activities.

•

Continue Product Development and Innovation in Respiratory Care Products. We are committed to ongoing innovation of our respiratory care products that serve the needs of patients with COPD and neuromuscular diseases.  With the addition of Inova Labs POCs and our non-invasive ventilator devices as well as masks and accessories, we intend to continue to expand and enhance our product offerings in this area. In 2018, we launched Mobi which is our first ResMed-branded portable oxygen concentrator. In 2019, we acquired Propeller Health and its digital health platform for inhalers, rounding out our portfolio to treat COPD patients through all stages of their disease.

•

Expand SaaS solutions in Out-of-Hospital Care Settings: Our vision is to transform and significantly improve out-of-hospital healthcare through a strategy of enabling better patient care, improving clinical decision support, and driving interoperability across out-of-hospital healthcare settings. We offer software solutions across multiple out-of-hospital healthcare settings from home medical equipment, to home health and hospice, skilled nursing, private duty, and beyond. We are connecting capabilities across the platforms in these out-of-hospital care settings to help our customers be more efficient, better serve people, keep them out-of-hospital, and in lower-cost, higher-quality care settings.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

•

Increase Public and Clinical Awareness.  We continue to expand our existing promotional activities to increase awareness of SDB, COPD and other clinical conditions that can be treated with our industry-leading solutions. These promotional activities target both the population predisposed to SDB and medical specialists, such as pulmonologists, sleep medicine specialists, primary care physicians, cardiologists, neurologists and other medical subspecialists who treat these conditions and their associated co-morbidities. In the last year we invested in SleepScore Labs, a joint venture between ResMed, Dr. Mehmet Oz and Pegasus Capital to help consumers better understand and improve their sleep. We also target special interest groups, including the National Stroke Association, the American Heart Association, COPD Foundation and the National Sleep Foundation, to further increase awareness of the relationship between SDB or OSA, COPD, neuromuscular disease and co-morbidities such as cardiac disease, diabetes, hypertension and obesity.  The programs also support our efforts to inform the community of the dangers of sleep apnea with regard to occupational health and safety, especially in the transport industry. We have helped establish a center for clinical care and medical research at the University of California at San Diego in the fields of sleep apnea and COPD.

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

Devices

We produce CPAP, VPAP and AutoSet systems for the titration and treatment of SDB. The devices deliver positive airway pressure through a patient interface, either a small nasal mask, nasal pillows system, full-face mask or cannula.  Our VPAP units deliver ultra-quiet, comfortable bilevel therapy. AutoSet systems are based on a proprietary technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA. During fiscal year 2017, we launched AirMini, the smallest portable CPAP on the market today combining the same proven therapy modes used in the AirSense 10 with effective waterless humidification enabling portable convenience. We also acquired a line of Chinese-developed and manufactured sleep and ventilation devices with the acquisition of Curative Medical in fiscal year 2016.

Devices in total accounted for approximately 52%,  56% and 56% of our net revenues in fiscal years 2019, 2018 and 2017, respectively.

The tables below provide a selection of products, as known by our trademarks, which have been released in recent years.

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

May 2017

VENTILATION PRODUCTS	DESCRIPTION	INTRODUCTION DATE
Astral 100 and 150	Pressure support and volume ventilator for invasive and non-invasive purposes so it can be used from the hospital to the home	May 2014
Activox	Portable oxygen concentrator system.	July 2014
Lumis 100 and 150	Pressure support non-invasive ventilators that support a variety of therapy modes, built-in wireless connectivity, integrated humidification and intuitive simplicity.	April 2015
Lumis ST-A

Pressure support non-invasive ventilators that support a variety of therapy modes, built-in wireless connectivity, integrated humidification and intuitive simplicity and a range of fixed and adjustable alarms.

October 2015
Mobi	ResMed-branded portable oxygen concentrator system	April 2018

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Mask Systems, Diagnostic Products, Accessories and Other Products

Masks, diagnostic products and accessories together accounted for approximately  37%,  38% and 37% of our net revenues in fiscal years 2019, 2018 and 2017, respectively.

Mask Systems

Mask systems are one of the most important elements of SDB treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in masks, improving patient comfort while minimizing size and weight.

PRODUCTS	DESCRIPTION	INTRODUCTION DATE
AcuCare HFNC	The AcuCare high flow nasal cannula (HFNC) for high flow oxygen therapy.	August 2015
AirFit F20	A compact full-face mask that features an InfinitySeal silicone cushion that adapts to the unique facial contours of each patient to increase comfort, improve fit and reduce leakage.	November 2016
AirFit N20	A compact nasal mask that features an InfinitySeal silicone cushion that adapts to the unique facial contours of each patient to increase comfort, improve fit and reduce leakage.	November 2016
AirTouch F20

A compact full-face mask that features a permeable foam cushion, which creates a uniquely natural, breathable seal that allows some excess heat and sweat to escape through the cushion without compromising therapy pressure. Modular frame design allows convenient interchangeability with AirFit™ 20 InfinitySeal™ cushion.

May 2017
QuietAir	A diffuser vent elbow which reduces noise and produces a gentler exhaled airflow that can be used with our AirFit F20 and AirTouch F20 full face masks.	May 2018
AirFit F30	A full-face mask that features a minimal-contact cushion, which helps prevent top-of-the-nose red marks and irritation.	October 2018
AirFit N30i	A top-of-head connected nasal mask that keeps tubing out of the way and also features a cradle cushion designed to reduce facial markings and irritation.	January 2019
AirFit P30i	A top-of- head connected nasal pillows system that keeps tubing out of the way so users have flexibility to sleep better in any position.	April 2019

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

Connected Solutions and Other Products

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
Propeller Solutions

Propeller is the leading digital health platform for chronic respiratory disease. Propeller's inhaler sensors track medication usage and pair with a companion smartphone application, giving people with asthma or COPD a better understanding of their disease and increasing adherence. The Propeller Provider Portal gives clinicians the timely and accurate information they need to make better treatment decisions.

January 2019

SaaS Products

Following multiple acquisitions, including Brightree LLC in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, we now supply out-of-hospital software products designed to support the professionals and caregivers helping people stay healthy in the home or care setting of their choice. SaaS revenue accounted for approximately 11%,  7% and 7% of our net revenue in fiscal years 2019,  2018 and 2017, respectively.

PRODUCTS	DESCRIPTION	INTRODUCTION DATE
Brightree Solutions

Cloud-based software designed to improve clinical and business performance in the HME, home health, hospice, orthotic and prosthetic, HME pharmacy, home infusion and rehabilitation home care segments. Brightree’s solutions follow the natural workflow of providers to automate and improve how they manage their business and serve patients.

April 2016
HEALTHCARE-first Solutions

HEALTHCAREfirst offers electronic health record (EHR) software, billing and coding services, and advanced analytics that enable home health and hospice agencies to optimize their clinical, financial and administrative processes.

July 2018
MatrixCare Solutions

MatrixCare’s long-term care EHR system and solutions help skilled nursing and senior living providers, life plan communities (CCRCs), and home health and hospice organizations to prosper as we migrate to a fee-for-value healthcare system.

November 2018

Product Development and Clinical Trials

We have a strong track record of innovation in the sleep and respiratory care markets. In 1989, we introduced our first CPAP device. Since then we have been committed to an ongoing program of product advancement and development. Currently, our product development and clinical trial efforts are focused on not only improving our current product offerings and usability, but also expanding into new product applications.

We continually seek to identify new applications of our technology for significant unmet medical needs. SDB is associated with a number of symptoms beyond excessive daytime sleepiness and irritability. Studies have established a clinical association between untreated SDB and systemic hypertension, diabetes, coronary artery disease, stroke, atrial fibrillation, congestive heart failure, and mortality.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Across the sleep and respiratory care platforms, we support clinical trials in many countries including the United States, Germany, Netherlands, France, Japan, the United Kingdom, Switzerland, China, Spain, Canada, Singapore and Australia to develop new clinical applications for our technology. We have also begun presenting and publishing research findings based on the industry-leading connectivity platform and data assets that are unique to us. We continue to support some of the largest SDB studies in history by performing advanced statistical analyses on millions of clinical data points using real-world data.

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

Our SaaS solutions are sold to providers of healthcare in various out-of-hospital settings. We market and sell our Brightree business management software and service solutions to out-of-hospital providers in the U.S and our primary markets are home medical equipment, pharmacy, home infusion, orthotics and prosthetics.  Our sales activities for Brightree products are conducted through a sales organization made up strategic account managers, sales engineers and sales directors. We develop,  market and sell our MatrixCare care management and related ancillary solutions to U.S.-based out-of-hospital providers and our primary markets are senior living, skilled nursing; life plan communities; home health, home care, and hospice agencies as well as related accountable care organizations. Our MatrixCare management solutions are primarily sold through direct sales and ancillary solutions are sold both through direct sales and channel partners.

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

We do not sell our SaaS products in combined Europe, Asia and other markets.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

Healthcare reform in the United States continues to bring significant changes to the third-party payor landscape. In 2011, the Centers for Medicare & Medicaid Services, or CMS, implemented the competitive bidding program, which included home medical equipment, or HME, that we manufacture and develop, specifically, oxygen CPAP and respiratory assist devices, and related supplies and accessories. CMS is required by law to recompete these contracts at least once every three years. In addition, the 2010 Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, required CMS to roll out the competitive bidding process nationally or adjust prices in non-competitive bidding areas, also known as the non-bid or Round 3 areas, to match competitive bidding prices by 2016.  CMS phased in the new rates beginning January 1, 2016, and the rates became fully effective July 1, 2016. The implementation of the competitive acquisition program has resulted in reduced Medicare payment for oxygen CPAP and respiratory assist devices, and related supplies and accessories in both competitive bidding areas and non-competitive bidding areas. Through an Interim Final Rule issued in May 2018, CMS increased the fee schedule amounts for certain DME in non-bid areas that qualify as rural and non-contiguous, setting payment for these areas for June 1, 2018 to December 31, 2018 at a 50/50 blended reimbursement rate based on the pre-competitive bidding reimbursement rate and the adjusted reimbursement rate set through competitive bidding.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Due to the lapse of competitive bid contracts as of December 31, 2018, effective January 1, 2019, Medicare beneficiaries may receive durable medical equipment from any Medicare-enrolled supplier until new contracts are in effect under the next round of competitive bidding, which is expected to take effect on January 1, 2021. Pricing in competitive bidding areas and non-rural, contiguous non-bid areas will continue to use adjusted fee schedule amounts, subject to annual Consumer Price Index (CPI) adjustments, beginning in 2019, until the next bidding round takes place. CMS also extended the blended fee schedule amounts for non-bid rural and non-contiguous areas through December 31, 2020.

In the next round of Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) competitive bidding program, expected to take effect on January 1, 2021, there have been some revisions to the bidding methodology including the plan to implement surety bond requirements, lead item pricing, and setting reimbursement rates at the maximum winning bid rate instead of the median winning bid rate.  In addition, CMS has expanded the categories of devices subject to competitive bidding to include non-invasive ventilators, which have not previously been subject to competitive bidding.

The ACA, which was passed both to expand the number of individuals with healthcare coverage and to develop additional revenue sources, also included, among other things, a deductible excise tax equal to 2.3% of the price for which medical devices are sold in the United States on any entity that manufactures or imports medical devices, with limited exceptions, beginning in 2013. However, this excise tax was subsequently suspended by the U.S. Congress for medical device sales during calendar years 2016 through 2019.  If this excise tax had not been suspended it would be applicable to our products that are primarily used in hospitals and sleep labs, which includes the Apnealink Air, VPAP Tx, and certain respiratory care and dental sleep products.  Absent further Congressional action, this excise tax will be reinstated for medical device sales beginning January 1, 2020.  The ACA also provided for a number of Medicare regulatory requirements, including new face-to-face encounter requirements for durable medical equipment and home health services.

We cannot predict at this time the full impact that the ACA, or any U.S. legislation enacted in the future, will have on our revenues, profit margins, profitability, operating cash flows and results of operations. There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA, and we expect such challenges and amendments to continue. For example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the U.S. Tax Act, the remaining provisions of the ACA are invalid as well. While the Texas District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, will impact the ACA. Further, the administration and the U.S. Congress may take further action regarding the ACA, including, but not limited to, repeal or replacement. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through other judicial challenge.

Service and Warranty

We generally offer either one-year or two-year limited warranties on our devices. In some regions and for certain customers we also offer extended warranties on our devices for one to three years in addition to our limited warranty. Warranties on mask systems are for 90 days. Our distributors either repair our products with parts supplied by us or arrange shipment of products to our facilities for repair or replacement.

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than us. Our primary competitors include Philips BV; Fisher & Paykel Healthcare Corporation Limited; DeVilbiss Healthcare; Apex Medical Corporation; BMC Medical Co. Ltd.; and regional manufacturers. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the healthcare industry. In addition, some of our competitors, such as Löwenstein Medical GmbH + Co. KG, are affiliates of customers of ours, which may make it difficult to compete with them. Finally, our products compete with surgical procedures, nerve stimulation devices and dental appliances designed to treat OSA and other SDB-related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

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

Patents and Proprietary Rights and Related Litigation

We rely on a combination of patents, designs, trademarks, trade secrets, copyrights, and non-disclosure agreements to protect our proprietary technology and rights. Some of these patents, patent applications and designs relate to significant aspects and features of our products. We believe the combination of these rights, in aggregate, are of material importance to each of our businesses. Through our various subsidiaries, as of the date of this report, we own or have licensed rights to over 5,700 pending, allowed or granted patents and designs. Patents and designs have various statutory terms based on the legislation in individual jurisdictions which may be subject to change. Of our patents, 259 U.S. patents and 705 foreign patents are due to expire in the next five years. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

The Medical Devices Regulation will however only become applicable three years after publication in May 2020. Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

The federal Anti-Kickback Statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid.  In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, plus up to three times the remuneration involved. Violations of the Federal Anti-Kickback Statute can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. In addition, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil False Claims Act. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,463 to $22,927 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Private suits filed under the civil False Claims Act, known as qui tam actions, can be brought by individuals on behalf of the government. These individuals may share in any amounts paid by the entity to the government in fines or settlement.

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

The federal Physician Sunshine Act, which requires certain manufacturers of drugs, biologicals, and medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to (i) payments and other transfers of value to physicians, physician assistants, nurse practitioners, other practitioners, and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties of $11,278 per failure up to an aggregate of $169,170 per year (or up to an aggregate of $1.128 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Also, many U.S. states and countries outside the U.S. have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under government programs.

Under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which we collectively refer to as HIPAA, the Department of Health and Human Services, or HHS, has issued regulations, including the HIPAA Privacy, Security and Breach Notification Rules, to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including health care providers and their business associates. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties of up to $57,051 per violation, not to exceed $1.7 million per calendar year for non-compliance of an identical provision. In addition to federal privacy and security regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. New laws governing privacy may be adopted in the future as well.

In some of our operations, such as those involving our cloud-based software digital health applications, we are a business associate under HIPAA and therefore required to comply with the HIPAA Security Rule, Breach Notification Rule and certain provisions of the HIPAA Privacy Rule, and are subject to significant civil and criminal penalties for failure to do so.

In addition, as of May 25, 2018, the General Data Protection Regulation, or GDPR, has replaced the Data Protection Directive with respect to the processing of personal data in the European Area, or EEA. The GDPR imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information (including for research purposes), increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA, including to the United States, and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in the European courts. European data protection law provides that EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. The GDPR and other similar regulations impose additional conditions in order to satisfy such consent for electronic marketing, such as a prohibition on pre-checked tick boxes and bundled consents, thereby requiring customers to affirmatively consent for a given purpose through separate tick boxes or other affirmative action. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation. To comply with the new data protection rules imposed by GDPR we may be required to put in place additional mechanisms ensuring compliance. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, Brexit could also lead to further legislative and regulatory changes by the planned exit date of October 2019. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the European Union will be regulated, especially if the United Kingdom leaves the European Union without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018 which will remain in force, even if and when the United Kingdom leaves the EU.

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

Employees

As of June 30, 2019, we had approximately 7,240 employees or full-time consultants, of which approximately 2,930 were employed in cost of sales activities including areas such as warehousing and manufacturing, 1,200 in research and development and 3,110 in sales, marketing and administration. Of our employees and consultants, approximately 2,810 were located in the United States, Canada and Latin America, 1,430 in Australia, 1,250 in Europe and 1,750 in Asia. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.

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

Our inability to compete successfully in our markets may harm our business. The markets for our products are highly competitive and are characterized by frequent product improvements and evolving technology. Our ability to compete successfully depends, in part, on our ability to develop, manufacture and market innovative new products. The development of innovative new products by our competitors or the discovery of alternative treatments or potential cures for the conditions that our products treat could make our products noncompetitive or obsolete.  Current competitors, new entrants, academics, and others are trying to develop new devices, alternative treatments or cures, and pharmaceutical solutions to the conditions our products treat.

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

RESMED INC. AND SUBSIDIARIES

If we fail to integrate our acquisitions with our operations, our business could suffer.  Part of our growth strategy includes acquiring businesses consistent with our commitment to innovation in developing products for the diagnosis and treatment of SDB and respiratory care as well as our SaaS business. For example, we acquired MatrixCare in November 2018 and Propeller Health in January 2019. The success of our acquisitions, including MatrixCare, will depend, in part, on our ability to successfully integrate the business and operations of the acquired companies.  Additionally, our management may have their attention diverted while trying to integrate these businesses. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of the acquisitions fully or at all, or may take longer to realize than expected.

We have made certain assumptions relating to our recent acquisitions that may prove to be materially inaccurate. We have made certain assumptions relating to our recent acquisitions, including MatrixCare, such as:

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

We are subject to various risks relating to international activities that could affect our overall profitability.  We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets. Sales in combined Europe, Asia and other markets accounted for approximately 35% and 38% of our net revenues in the years ended June 30, 2019 and June 30, 2018 respectively. We expect that sales within these areas will account for approximately 35% of our net revenues in the foreseeable future. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

In the United States, we sell our products primarily to home healthcare dealers, hospitals and sleep clinics. Reductions in reimbursement to our customers by third-party payers, if they occur, may have a material impact on our customers and, therefore, may indirectly affect our pricing and sales to, or the collectability of receivables we have from, those customers. A development negatively affecting reimbursement stems from the Medicare competitive bidding program mandated by the MMA.  Under the program, our customers who provide home medical equipment must compete to offer products in designated competitive bidding areas, or CBAs. In addition, under the ACA, in 2016, CMS adjusted the prices in non-competitive bidding areas to match competitive bidding prices. CMS phased in the new rates beginning January 1, 2016, and were fully effective July 1, 2016.  This program has significantly reduced the Medicare reimbursement to our customers compared with reimbursement in 2011, at the beginning of the program.  The 21st Century Cures Act retroactively adjusted rates in non-bid areas to allow for the higher phase-in rates to be paid for items furnished between July 1, 2016 and December 31, 2016, rather than the lower fully-adjusted rates. Rules issued by CMS in 2018 resumed the higher phase-in rates in rural and non-contiguous non-competitive bidding areas for items furnished between June 1, 2018 and December 31, 2020. On March 7, 2019, CMS announced it would initiate a new round of competitive bidding, named Round 2021, with contracts expected to become effective on January 1, 2021, and extend through December 31, 2023. In addition to adopting new bidding processes, CMS expanded the product categories included in competitive bidding to include non-invasive ventilators, in addition to oxygen. CPAP, and respiratory assist devices, and related supplies and accessories, which had been included in prior rounds of competitive bidding.

We cannot predict at this time the full impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition. If changes are made to this program in the future, it could affect amounts being recovered by our customers.

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

The full impact on our business of the ACA and other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our products. Future actions by the administration and the U.S. Congress including, but not limited to, repeal or replacement of the ACA could have a material adverse impact on our results of operations or financial condition. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through other judicial challenge. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the U.S. Tax Act, the remaining provisions of the ACA are invalid as well. While the Texas District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

Various healthcare reform proposals have also emerged at the state level within the United States. The ACA as well as other federal and/or state healthcare reform measures that may be adopted in the future, singularly or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with anti-kickback and fraud regulations could result in substantial penalties and changes in our business operations.  Although in the United States we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payors for our products, we are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business. We also are subject to foreign fraud and abuse laws, which vary by country.

In the United States, the laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid.  A person or entity does not need to have actual knowledge of this statute or specific intent to violate the Anti-Kickback statute itself to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, plus up to three times the remuneration involved. Violations of the Federal Anti-Kickback Statute can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. In addition, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•

federal civil and criminal false claims laws and civil monetary penalty laws, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third-party payors. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,463 to $22,927 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

•

HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation. Further, failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $57,051 per violation, not to exceed $1.7 million per calendar year for non-compliance of an identical provision and, in certain circumstances, criminal penalties with fines up to $1.5 million and/or imprisonment;

•

the federal Physician Sunshine Act requirements under the ACA, which impose reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed by certain manufacturers of drugs, devices, biologics, and medical supplies to physicians (including doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, other practitioners, teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

The scope and enforcement of these laws are uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.  For example, from 2016 through 2019, the Office of Inspector General, or OIG, of the Department of Health and Human Services has sent us subpoenas, informal requests and a civil investigative demand, requesting documents and other materials that relate to our business practices, marketing programs, promotional activities, and leasing programs with home medical equipment providers, medical providers, sleep labs, and physicians. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these types of investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

We have tentatively agreed with the government to civilly resolve the 2016 to 2019 government investigations described above for a payment of $39.5 million and we expect to also incur additional fees and administrative costs that typically accompany such a resolution. As a result, we have reserved $41.2 million for the expenses we expect to incur in connection with this settlement. A resolution may also include ongoing obligations, such as any imposed under a corporate integrity agreement. However, we have not yet completed negotiations, and there can be no assurance as to whether or when the parties will finalize any such negotiated resolution or what the final terms of such a resolution will be.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, additional compliance and reporting obligations, imprisonment and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

In addition, as of May 25, 2018, the General Data Protection Regulation, or GDPR, has replaced the Data Protection Directive with respect to the processing of personal data in the Economic Area, or EEA. The GDPR imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information (including for research purposes), increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA, including to the United States, and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in the European courts. European data protection law provides that EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. The GDPR and other similar regulations impose additional conditions in order to satisfy such consent for electronic marketing, such as a prohibition on pre-checked tick boxes and bundled consents, thereby requiring customers to affirmatively consent for a given purpose through separate tick boxes or other affirmative action.    Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation. To comply with the new data protection rules imposed by GDPR we may be required to put in place additional mechanisms ensuring compliance. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with such laws and regulations causes our costs to increase and harms our business and financial condition. Additionally, limitations on our ability to use and share personal data could adversely affect our business.

In addition, Brexit could also lead to further legislative and regulatory changes by the planned exit date of October 2019. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the European Union will be regulated, especially if the United Kingdom leaves the European Union without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018 which will remain in force, even if and when the United Kingdom leaves the EU.

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

RESMED INC. AND SUBSIDIARIES

Our business activities are subject to extensive regulation, and any failure to comply could have a materially adverse effect on our business, financial condition, or results of operations.  We are subject to extensive U.S. federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, certain of our products could be subject to recall if the Food and Drug Administration, or the FDA, other regulators or we determine, for any reason, that those products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results.

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

Any new product introduction or existing product modification could be subjected to a lengthier, more rigorous FDA examination process. For example, in certain cases we may need to conduct clinical trials of a new product before submitting a 510(k) notice. We may also be required to obtain premarket approvals for certain of our products. Indeed, recent trends in the FDA’s review of premarket notification submissions suggest that the FDA is often requiring manufacturers to provide new, more expansive, or different information regarding a particular device than what the manufacturer anticipated upon 510(k) submission.  This has resulted in increasing uncertainty and delay in the premarket notification review process. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the 510(k) premarket notification pathway. Among other things, the FDA announced that it plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals include plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In February 2019, the FDA also finalized guidance establishing a “Safety and Performance Based Pathway” for “manufacturers of certain well-understood device types” allowing manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process.  Some of these proposals have not yet been finalized or adopted, and the FDA announced that it would seek public feedback prior to publication of any such proposals, and may work with Congress to implement such proposals through legislation.  Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

In addition, the FDA recently evaluated its guidance describing when it believes a manufacturer is obligated to submit a new 510(k) for modifications or changes to a previously cleared device.  Although the FDA had historically proposed a number of changes to a long-standing guidance from 1997 on this topic, the FDA concluded that manufacturers should continue adhering to the principles in the 1997 guidance. In October 2017, the FDA issued final guidance superseding the 1997 guidance, which FDA believes preserves the basic format and content of the 1997 guidance with updates to enhance predictability, consistency, and transparency of the decision-making process. The FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, either by imposing stricter requirements on when a manufacturer must submit a new 510(k) for a modification to a previously cleared product, or by applying more onerous review criteria to such submissions.  FDA continues to review its 510(k) clearance process which could result in additional changes to regulatory requirements or guidance documents which could increase the costs of compliance, or restrict our ability to maintain current clearances.  The requirements of the more rigorous premarket approval process and/or significant changes to the 510(k) clearance process could delay product introductions and increase the costs associated with FDA compliance.  Marketing and sale of our products outside the United States are also subject to regulatory clearances and approvals, and if we fail to obtain these regulatory approvals, our sales could suffer.  We cannot assure you that any new products we develop will receive required regulatory approvals from U.S. or foreign regulatory agencies.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes. Our failure to comply with these standards could have an adverse effect on our business, financial condition, or results of operations.  The FDA regulates the approval, manufacturing, and sales and marketing of many of our products in the United States. Significant government regulation also exists in Canada, Japan, Europe, and other countries in which we conduct business. As a device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls or related field actions, withdrawals, and/or declining sales.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business. The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, biologics, or devices to be reviewed and/or cleared or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

If we fail to attract develop and retain key employees our business may suffer.    Our ability to compete effectively depends on our ability to attract and retain key employees, including people in senior management, sales, marketing, technology and R&D positions. Competition for top talent in the healthcare industry can be intense. Our ability to recruit and retain such talent will depend on a number of factors, including hiring practices of our competitors, compensation and benefits, work location, work environment and industry economic conditions. If we cannot effectively recruit, develop and retain qualified employees to drive our strategic goals, our business could suffer.

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

Our intellectual property may not protect our products, and/or our products may infringe on the intellectual property rights of third-parties.  We rely on a combination of patents, trade secrets and non-disclosure agreements to protect our intellectual property. Our success depends, in part, on our ability to obtain and maintain United States and foreign patent protection for our products, their uses and our processes to preserve our trade secrets and to operate without infringing on the proprietary rights of third-parties. We have a number of pending patent applications, and we do not know whether any patents will issue from any of these applications. We do not know whether any of the claims in our issued patents or pending applications will provide us with any significant protection against competitive products or otherwise be commercially valuable. Legal standards regarding the validity of patents and the proper scope of their claims are still evolving, and there is no consistent law or policy regarding the valid breadth of claims. Additionally, there may be third-party patents, patent applications and other intellectual property relevant to our products and technology which are not known to us and that block or compete with our products. We face the risks that:

•	third-parties will infringe our intellectual property rights;
•	our non-disclosure agreements will be breached;
•	we will not have adequate remedies for infringement;
•	our trade secrets will become known to or independently developed by our competitors; or
•	third-parties will be issued patents that may prevent the sale of our products or require us to license and pay fees or royalties in order for us to be able to market some of our products.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

In December 2017, the Tax Cuts and Jobs Act, or the U.S. Tax Act, was signed into law. The U.S. Tax Act significantly revised the U.S. corporate income tax by, among other things, imposing a one-time transition tax on unremitted foreign earnings, lowering the corporate income tax rate from 35 percent to 21 percent and implementing a territorial tax system in regard to foreign earnings. This resulted in the recognition of additional income tax expense of $138.0 million during the year ended June 30, 2018, which consisted of $126.9 million for a transition tax imposed on all non-U.S. historical earnings that is payable over the following eight years and $11.1 million in tax expense due to the expected limitation of future deductions of our net deferred tax assets. Effective December 31, 2018, the accounting relating to the impact of changes to U.S. Tax Act was no longer considered provisional.  However, further adjustments could be required as a result of future legislation, amended tax returns, or tax examinations of the years impacted by the calculation.

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

We are currently under audit by the Australian Taxation Office, or ATO, for the tax years 2009 to 2013, and in March 2018, we received Notices of Amended Assessments. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest. We agreed to a payment arrangement with the ATO, whereby an amount of $75.9 million was paid by us in April 2018, with the remaining amounts due only if we are unsuccessful in defending our position. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed.  In accordance with the payment arrangement, all remaining tax, interest and penalty amounts outstanding are due only if we are unsuccessful in defending our position.  We do not agree with the ATO’s assessments and intend to pursue administrative and legal steps to defend our position. We continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, there may be material changes to our past or future taxable income, tax payable or deferred tax assets, we will not receive a refund of the $75.9 million we paid in April 2018, and we will be required to pay penalties and interest that could materially adversely affect our financial results. The ATO is currently auditing tax years 2014 to 2017, and we have also been notified by the ATO that they intend to audit tax year 2018.

Our quarterly operating results are subject to fluctuation for a variety of reasons.  Our operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from a number of factors, including:

•	the introduction of new products by us or our competitors;
•	the geographic mix of product sales;

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

•	the success and costs of our marketing efforts in new regions;
•	changes in third-party payor reimbursement;
•	timing of regulatory clearances and approvals;
•	costs associated with acquiring and integrating new businesses, technologies and product offerings;
•	timing of orders by distributors;
•	expenditures incurred for research and development;
•	competitive pricing in different regions;
•	the effect of foreign currency transaction gains or losses; and
•	other activities of our competitors.

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

You may not be able to enforce the judgments of U.S. courts against some of our assets or officers and directors.  A substantial portion of our assets are located outside the United States.  Additionally, some of our directors and executive officers reside outside the United States, along with all or a substantial portion of their assets. As a result, it may not be possible for investors to enforce judgments of U.S. courts relating to any liabilities under U.S. securities laws against our assets, those persons or their assets. In addition, investors may not be able to pursue claims based on U.S. securities laws against these assets or these persons in non-U.S. courts, where most of these assets and persons reside.

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

Our leverage and debt service obligations could adversely affect our business.  As of June 30, 2019, our total consolidated debt was $1,274.0 million.  We may incur additional indebtedness in the future.  Our indebtedness could have adverse consequences, including:

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

We may be adversely affected by recent proposals to reform LIBOR. Certain of our financial arrangements, including credit facilities, are made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate.  On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.  These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established.  The potential consequences cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.  Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.

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

RESMED INC. AND SUBSIDIARIES

ITEM 1B  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more before the end of our fiscal year 2019 that remain unresolved.

ITEM 2  PROPERTIES

We conduct our operations in both owned and leased properties.  Our principal executive offices and U.S. sales facilities consist of approximately 230,000 square feet and are located on Spectrum Center Boulevard in San Diego, California, in a building we own.  We have our primary research and development facilities, as well as office and manufacturing facilities at our owned site in Sydney, Australia.  Other facilities are leased in Atlanta, Georgia, and Moreno Valley, California, U.S.A.; Loyang and Galaxais, Singapore; Munich, Germany; Lyon, France; Suzhou, China; and Johor Bahru, Malaysia.

We believe that our facilities are adequate to meet the needs of our current business operations. At June 30, 2019, our principal owned and leased properties were as follows:

Location	Ownership Status (Owned / Leased)	Square footage	Primary Usage
San Diego, California	Owned	230,000	Corporate headquarters, sales and administration
Norwest, Sydney, Australia	Owned	224,000	Manufacturing, engineering, research and development
Suzhou, China	Owned	53,000	Manufacturing, engineering, research and development
Atlanta, Georgia	Leased	508,000	Warehouse and distribution
Moreno Valley, California	Leased	374,000	Warehouse and distribution
Loyang, Singapore	Leased	95,000	Manufacturing facility
Chatsworth, California	Leased	72,000	Motor manufacturing, engineering, research and development
Munich, Germany	Leased	128,000	Sales and distribution, research and development
Johor Bahru, Malaysia	Leased	46,000	Manufacturing facility
Galaxais / Connexis, Singapore	Leased	16,000	Engineering, research and development

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

Administrative subpoenas.  In 2016, we received federal administrative subpoenas from the Office of Inspector General of the U.S. Department of Health and Human Services. The subpoenas requested documents and other materials related primarily to industry offerings of patient resupply software to home medical equipment providers, discounted sales and leasing to sleep labs, samples, and other promotional programs.  In addition, the Department of Justice has informally requested information about our leasing arrangements with customers. In August 2018, we received a third subpoena, requesting documents and other materials relating to diagnostic devices and masks provided to medical providers, and diagnostic auto-scoring functions. In February 2019, the Department of Justice provided us with a Civil Investigative Demand seeking further information concerning the industry offerings described above. We are cooperating with the government’s requests for documents and information, including additional subpoenas on these same issues. Responding to these investigations can consume substantial time and resources and can divert management’s attention from the business. Additionally, as a result of these investigations, we may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. If our operations are found to violate federal law or regulations, or if we settle these investigations, we may be subject to civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could materially adversely affect our financial results and our ability to operate our business.

PART I	Items 1B – 4

RESMED INC. AND SUBSIDIARIES

We have tentatively agreed with the government to civilly resolve these matters for a payment of $39.5 million and we expect to also incur additional fees and administrative costs that typically accompany such a resolution. As a result, we have reserved $41.2 million for the expenses we expect to incur in connection with this settlement. A resolution may also include ongoing obligations, such as any imposed under a corporate integrity agreement. However, we have not yet completed negotiations, and there can be no assurance as to whether or when the parties will finalize any such negotiated resolution or what the final terms of such a resolution will be.

ITEM 4  MINE SAFETY DISCLOSURES

Not Applicable.

PART II	Item 5

RESMED INC. AND SUBSIDIARIES

PART II

ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RMD”. As of June 30, 2019, there were 20 holders of record of our common stock, although many of these holders of record own shares as nominees on behalf of other beneficial owners.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this Report.

Purchases of Equity Securities

During all of our share buyback programs, we have repurchased an aggregate of 41.8 million shares at a total cost of $1.6 billion. The following table summarizes purchases by us of our common stock during the fiscal year ending June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
July 1 - 31, 2018	-	-	41,636,234	13,079,779
August 1 - 31, 2018	-	-	41,636,234	13,079,779
September 1 - 30, 2018	200,000	$114.20	41,836,234	12,879,779
October 1 - 31, 2018	-	-	41,836,234	12,879,779
November 1 - 30, 2018	-	-	41,836,234	12,879,779
December 1 - 31, 2018	-	-	41,836,234	12,879,779
January 1 - 31, 2019	-	-	41,836,234	12,879,779
February 1 - 28, 2019	-	-	41,836,234	12,879,779
March 1 - 31, 2019	-	-	41,836,234	12,879,779
April 1 - 30, 2019	-	-	41,836,234	12,879,779
May 1 - 31, 2019	-	-	41,836,234	12,879,779
June 1 - 30, 2019	-	-	41,836,234	12,879,779
Total	200,000	$114.20	41,836,234	12,879,779

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

The following graph compares the cumulative total stockholders return on our common stock from June 30, 2014 through June 30, 2019, with the comparable cumulative return of the S&P 500 index, the S&P 500 Health Care index, and the Dow Jones U.S. Medical Devices index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2014. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

$300
$250
$200
$150
$100
$50
$0
June 30, 2014
June 30, 2015
June 30, 2016
June 30, 2017
June 30, 2018
June 30, 2019
ResMed Inc.
S&P 500
S&P 500 Health Care
Dow Jones U.S. Medical Devices

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2014, for the indicated periods.

	As of June 30,
Index	2014	2015	2016	2017	2018	2019
ResMed Inc.	100	114	130	164	221	264
S&P 500	100	105	107	124	139	150
S&P 500 Health Care	100	122	118	130	137	152
Dow Jones U.S. Medical Devices	100	118	135	167	202	243

PART II	Item 6

RESMED INC. AND SUBSIDIARIES

ITEM 6  SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2019. The data set forth below should be read together with Item 7 of Part II of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 of Part II of this report, “Consolidated Financial Statements and Supplementary Data”, and related notes included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2019, 2018 and 2017 and the consolidated balance sheet data as of June 30, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2016 and 2015 and the consolidated balance sheet data as of June 30, 2017,  2016 and 2015 are derived from our audited consolidated financial statements not included in this report. Historical results do not necessarily indicate the results to be expected in the future, and the results for the years presented should not be considered to indicate our future results of operations.

Consolidated Statement of Income Data	Years Ended June 30,
(In thousands, except per share data):	2019	2018	2017	2016	2015
Net revenue	$2,606,572	$2,340,196	$2,066,737	$1,838,713	$1,678,912
Cost of sales (excluding amortization of acquired intangible assets)	1,069,987	978,032	864,992	772,216	667,516
Gross profit	1,536,585	1,362,164	1,201,745	1,066,497	1,011,396
Selling, general and administrative expenses	645,010	600,369	553,968	488,057	478,627
Research and development expenses	180,651	155,149	144,467	118,651	114,865
Amortization of acquired intangible assets	74,938	46,383	46,578	23,923	8,668
Restructuring expenses	9,401	18,432	12,358	6,914	-
Litigation settlement expenses	41,199	-	8,500	-	-
Acquisition related expenses	6,123	-	10,076	-	-
Total operating expenses	957,322	820,333	775,947	637,545	602,160
Income from operations	579,263	541,831	425,798	428,952	409,236
Other income:
Interest income (expense), net	(33,857)	(11,977)	(11,151)	5,654	20,430
Loss attributable to equity method investments	(15,833)	-	-	-	-
Other, net	(10,726)	(8,542)	4,096	4,960	6,250
Total other income (loss), net	(60,416)	(20,519)	(7,055)	10,614	26,680
Income before income taxes	518,847	521,312	418,743	439,566	435,916
Income taxes	114,255	205,724	76,459	87,157	83,030
Net income	$404,592	$315,588	$342,284	$352,409	$352,886
Basic earnings per share	$2.83	$2.21	$2.42	$2.51	$2.51
Diluted earnings per share	$2.80	$2.19	$2.40	$2.49	$2.47
Dividends per share	$1.48	$1.40	$1.32	$1.20	$1.12
Weighted average:
Basic shares outstanding	143,111	142,764	141,360	140,242	140,468
Diluted shares outstanding	144,484	143,987	142,453	141,669	142,687

	As of June 30,
Consolidated Balance Sheet Data (In thousands):	2019	2018	2017	2016	2015
Working capital	$589,375	$554,468	$1,283,877	$781,730	$1,141,381
Total assets	4,107,682	3,063,923	3,468,487	3,256,705	2,181,774
Long-term debt, less current maturities	1,258,861	269,988	1,078,611	873,332	300,594
Total stockholders’ equity	$2,072,193	$2,058,980	$1,960,266	$1,694,831	$1,587,307

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a global leader in the development, manufacturing, distribution and marketing of medical devices and cloud-based software applications that diagnose, treat and manage respiratory disorders, including SDB, COPD, neuromuscular disease and other chronic diseases. SDB includes obstructive sleep apnea and other respiratory disorders that occur during sleep. Our products and solutions are designed to improve patient quality of life, reduce the impact of chronic disease and lower healthcare costs as global healthcare systems continue to drive a shift in care from hospitals to the home and lower cost settings. Our cloud-based software digital health applications, along with our devices are designed to provide connected care to improve patient outcomes and efficiencies for our customers.

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

We are committed to ongoing investment in research and development and product enhancements.  During fiscal year 2019, we invested $180.7 million on research and development activities, which represents 6.9% of net revenues with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs.  During fiscal year 2019, we released new products including AirFit F30, a full face mask with minimal-contact cushion, and AirFit N30i and P30i, a top-of-head connected nasal and pillow mask, respectively. Due to multiple acquisitions, including of Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018,  our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.

We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).

Net revenue in fiscal year 2019 increased to $2,606.6 million, an increase of 11% compared to fiscal year 2018. Gross profit increased for the year ended June 30, 2019 to $1,536.6 million, from $1,362.2 million for the year ended June 30, 2018,  an increase of $174.4 million or 13%.  Our net income for the year ended June 30, 2019 was $404.6 million or $2.80 per diluted share compared to net income of $315.6 million or $2.19 per diluted share for the year ended June 30, 2018.

Total operating cash flow for fiscal year 2019 was $459.1 million and at June 30, 2019, our cash and cash equivalents totaled $147.1 million.  At June 30, 2019, our total assets were $4.1 billion and our stockholders’ equity was $2.1 billion. During fiscal year 2019, we repurchased 200,000 shares at a cost of $22.8 million under our share repurchase program. We paid a quarterly dividend of $0.37 per share during fiscal 2019 with a total amount of $211.7 million paid to stockholders.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For discussion related to the results of operations and changes in financial condition for the fiscal year ended June 30, 2018 compared to fiscal year June 30, 2017, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the Year Ended June 30, 2018, which was filed with the United States Securities and Exchange Commission on August 17, 2018.

Fiscal Year Ended June 30, 2019 Compared to Fiscal Year Ended June 30, 2018

Net Revenues.  Net revenue for the year ended June 30, 2019 increased to $2,606.6 million from $2,340.2 million for the year ended June 30, 2018,  an increase of $266.4 million or 11%  (a 13% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the year ended June 30, 2019 compared to the year ended June 30, 2018 (in millions):

	Year Ended June 30,
	2019	2018	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$743.1	$689.6	8%
Masks and other	677.4	600.5	13
Total Sleep and Respiratory Care	$1,420.5	$1,290.1	10
Software as a Service	275.8	157.0	76
Total	$1,696.3	$1,447.1	17
Combined Europe, Asia and other markets
Devices	$618.5	$614.0	1%	5%
Masks and other	291.8	279.1	5	9
Total Sleep and Respiratory Care	$910.3	$893.1	2	6
Global revenue
Devices	$1,361.6	$1,303.6	4%	6%
Masks and other	969.2	879.6	10	12
Total Sleep and Respiratory Care	$2,330.8	$2,183.2	7	9
Software as a Service	275.8	157.0	76	76
Total	$2,606.6	$2,340.2	11	13

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue from our Sleep and Respiratory Care business for the year ended June 30, 2019 increased to $2,330.8 million from $2,183.2 million for the year ended June 30, 2018,  an increase of $147.6 million or 7%.  Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $40.9 million for the year ended June 30, 2019. Excluding the impact of currency movements, total net revenue from our Sleep and Respiratory Care business for the year ended June 30, 2019 increased 9% compared to the year ended June 30, 2018. The increase in net revenue was attributable to an increase in unit sales of our devices, masks and other, partially offset by a decline in average selling prices.

Net revenue from our Sleep and Respiratory Care business in the United States, Canada and Latin America for the year ended June 30, 2019 increased to $1,420.5 million from $1,290.1 million for the year ended June 30, 2017, an increase of $130.4 million or 10%. The increase is primarily due to an increase in unit sales of our devices, masks and other, partially offset by a decline in average selling prices.

Net revenue from our Sleep and Respiratory Care business in markets in combined Europe, Asia and other markets increased for the year ended June 30, 2019 to $910.3 million from $893.1 million for the year ended June 30, 2018,  an increase of $17.2 million or 2%  (an increase of 6% on a constant currency basis).  The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our masks and other and devices, partially offset by a decline in average selling prices.

Net revenue from devices for the year ended June 30, 2019 increased to $1,361.6 million from $1,303.6 million for the year ended June 30, 2018,  an increase of $58.0 million or 4%, including an increase of 8% in the United States, Canada and Latin America and an increase of 1% in combined Europe, Asia and other markets (a 5% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the year ended June 30, 2019 increased by 6%,

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net revenue from masks and other for the year ended June 30, 2019 increased to $969.2 million from $879.6 million for the year ended June 30, 2018,  an increase of 10%, including an increase of 13% in the United States, Canada and Latin America and an increase of 5% in combined Europe, Asia and other markets (a 9% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 12%, compared to the year ended June 30, 2018.

Software as a Service

Net revenue from our SaaS business for the year ended June 30, 2019 was  $275.8 million, compared to $157.0 million for the year ended June 30, 2018,  an increase of $118.8 million or 76%.  The increase was predominantly due to our acquisitions of MatrixCare and HEALTHCAREfirst, which were acquired on November 13, 2018 and July 6, 2018, respectively, and MatrixCare contributed $79.2 million in net revenue for the year ended June 30, 2019.

Gross Profit.  Gross profit increased for the year ended June 30, 2019 to $1,536.6 million from $1,362.2 million for the year ended June 30, 2018,  an increase of $174.4 million or 13%.  Gross profit as a percentage of net revenue was 59.0% for the year ended June 30, 2019, compared with the 58.2% for the year ended June 30, 2018.  The increase  in gross margin was due primarily to manufacturing and procurement efficiencies, favorable impact from our MatrixCare acquisition, and favorable product mix, partially offset by declines in average selling prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased for the year ended June 30, 2019 to $645.0 million from $600.4 million for the year ended June 30, 2018,  an increase of $44.6 million or 7%. The selling, general and administrative expenses, as reported in U.S. dollars, were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $20.3 million. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the year ended June 30, 2019 increased by 11% compared to the year ended June 30, 2018. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2019 improved to 24.7% compared to 25.7% for the year ended June 30, 2018.

The constant currency increase in selling, general and administrative expenses was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental selling, general and administrative expenses attributed to our recent acquisitions, selling, general and administrative expenses for the year ended June 30, 2019 increased by 4% in constant currency terms.

Research and Development Expenses.  Research and development expenses increased for the year ended June 30, 2019 to $180.7 million from $155.1 million for the year ended June 30, 2018,  an increase of $25.5 million or 16%. The research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $6.1 million, as reported in U.S. dollars.  Excluding the impact of foreign currency movements, research and development expenses for the year ended June 30, 2019 increased by 20% compared to the year ended June 30, 2018.  As a percentage of net revenue, research and development expenses were 6.9% for the year ended June 30, 2019 compared to 6.6% for the year ended June 30, 2018.

The constant currency increase in research and development expenses was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental research and development expenses attributed to our recent acquisitions, research and development expenses for the year ended June 30, 2019 increased by 4% in constant currency terms.

Amortization of Acquired Intangible Assets.  Amortization of acquired intangible assets for the year ended June 30, 2019 totaled $74.9 million compared to $46.4 million for the year ended June 30, 2018. The increase in amortization expense was attributable to our recent acquisitions.

Restructuring expenses.  During the year ended June 30, 2019,  we incurred restructuring expenses of $9.4 million associated with the reorganization, rationalization and relocation of some of our research and development and SaaS operations including the closure of our German research and development site. We recorded the full amount of $9.4 million during the year ended June 30, 2019, within our operating expenses, which was separately disclosed as restructuring expenses and had $5.4 million remaining in our accruals at year end.  The restructuring expenses consisted primarily of severance payments to employees and contract exit costs associated with several impacted sites.

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the year ended June 30, 2018,  we incurred restructuring expenses of $18.4 million associated with a global strategic workforce planning review, which resulted in a reduction in headcount across most of our functions and locations and closure of our Paris site. We recorded the full amount of $18.4 million during the year ended June 30, 2018, within our operating expenses, which was separately disclosed as restructuring expenses and had $1.5 million remaining in our employee related costs accrual at year end. The restructuring expenses consisted primarily of severance payments to employees and the remaining expense relating to legal and consulting services associated with the completion of the employee severances and contract exit costs associated with the Paris site.

Litigation Settlement Expenses.  During the year ended June 30, 2019 we recognized litigation settlement expenses of $41.2 million on account of a tentative agreement with the Office of Inspector General to resolve an ongoing investigation by the government into certain of our product offerings. The tentative agreement includes payment by us of $39.5 million, and we expect to also incur additional fees and administrative costs that typically accompany such a resolution. However, we have not yet completed negotiations, and there can be no assurance as to whether or when the parties will finalize any such negotiated resolution or what the final terms of such a resolution will be.

Total Other Income (Loss), Net.  Total other income (loss), net for the year ended June 30, 2019 was a loss of $60.4 million, compared with a loss of $20.5 million for the year ended June 30, 2018.  The change was due primarily to an increase in interest expense to $36.2 million and a decrease in interest income to $2.3 million for the year ended June 30, 2019 compared to interest expense of $28.4 million and interest income of $16.4 million for the year ended June 30, 2018.

We also recorded losses attributable to equity method investments and impairments of equity investments for the year ended June 30, 2019 of $15.8 million and $15.0 million respectively, compared to $0.0 million and $11.6 million for the year ended June 30, 2018. The losses attributable to equity method investments relate to our joint venture with Verily whereby we recognize our share of the joint venture’s losses.

Income Taxes.  Our effective income tax rate decreased to 22.0% for the year ended June 30, 2019 from 39.5% for the year ended June 30, 2018.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. Effective December 31, 2018, the accounting relating to the impact of the U.S. Tax Act was no longer considered provisional.  However, further adjustments could be required as a result of future legislation, amended tax returns, or tax examinations of the years impacted by the calculation.  We recorded additional tax expense associated with changes in the U.S. Tax Act of $6.7 million and $138.0 million during the years ended June 30, 2019 and June 30, 2018, respectively.

Our effective income tax rate was affected by the geographic mix of our earnings.  Our Singapore operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030.  As a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable during the year ended June 30, 2018. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax, if repatriated.

Finally, in connection with the audit by the ATO for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. At September 30, 2018, we have recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position. The ATO is currently auditing tax years 2014 to 2017, and we have also been notified by the ATO that they intend to audit tax year 2018.

Net Income and Earnings per Share.  As a result of the factors above, our net income for the year ended June 30, 2019 was $404.6 million compared to net income of $315.6 million for the year ended June 30, 2018. Our earnings per diluted share for the year ended June 30, 2019 was $2.80 compared to $2.19 for the year ended June 30, 2018,  an increase of 28%.

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 2019 and June 30, 2018, we had cash and cash equivalents of $147.1 million and $188.7 million, respectively. Working capital was $589.4 million and $554.5 million, at June 30, 2019 and June 30, 2018, respectively. As of June 30, 2019 we had $1.3 billion of borrowings under our credit facility agreement as compared to $0.3 billion at June 30, 2018.

As of June 30, 2019 and June 30, 2018, our cash and cash equivalent balances held within the United States amounted to $33.6 million and $36.9 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2019 and June 30, 2018, of $113.5 million and $151.8 million, respectively, were held by our non-U.S. subsidiaries. Our cash and cash equivalent balances are held at highly rated financial institutions.

We repatriated $0.4 billion and $1.4 billion to the United States during the years ended June 30, 2019 and 2018, respectively, from earnings generated in each of those years. The amount of the current year foreign earnings that we have repatriated to the United States in the past has been determined, and the amount that we expect to repatriate during fiscal year 2020 will be determined, based on a variety of factors, including current year earnings of our foreign subsidiaries, foreign investment needs and the cash flow needs we have in the United States, such as for the repayment of debt, dividend distributions, and other domestic obligations.

During the year ended June 30, 2018, as a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million which was payable over the proceeding eight years.  Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. On June 14, 2019, the U.S. Treasury Department issued final and temporary regulations relating to the repatriation of non-U.S. earnings.  As a result, in the event our non-U.S. earnings had not been permanently reinvested, deferred taxes of approximately $201.6 million in U.S. federal deferred tax and $5.2 million in U.S. state deferred taxes would have been recognized in the consolidated financial statements.

Inventories at June 30, 2019 were $349.6 million, an increase of $80.9 or 30% over the balance at June 30, 2018 of $268.7 million. The increase in inventories was required primarily to support our revenue growth and new product introductions.

Accounts receivable, net of allowance for doubtful accounts, at June 30, 2019 were $528.5 million, an increase of $44.8 million or 9% over the June 30, 2018 accounts receivable balance of $483.7 million. Accounts receivable days’ sales outstanding of 67 days at June 30, 2019 decreased by 2 days compared to 69 days at June 30, 2018. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2019 and 2018 was 4.5% and 3.8%, respectively.

During the year ended June 30, 2019, we generated cash of $459.1 million from operations. This was lower than the cash generated from operations for the year ended June 30, 2018 of $505.0 million, which was primarily due to the increase in inventories and the increase in tax payments, which increased to $242.9 million during the year ended June 30, 2019 from $170.7 million during the year ended June 30, 2018.  Movements in foreign currency exchange rates during the year ended June 30, 2019 had the effect of decreasing our cash and cash equivalents by $5.6 million, as reported in U.S. dollars.

During the year ended June 30, 2019, we paid $951.4 million associated with business acquisitions, net of cash acquired, compared to $0.9 million during the year ended June 30, 2018. These acquisitions were primarily funded by using our credit facility.

During the year ended June 30, 2019, we repurchased 200,000 shares at a cost of $22.8 million and during the year ended June 30, 2018, we repurchased 550,000 shares at a cost of $53.8 million under our share repurchase program.  During fiscal years 2019 and 2018, we also paid dividends totaling $211.7 million and $199.5 million, respectively.

Details of contractual obligations at June 30, 2019 are as follows (in thousands):

		Payments Due by June 30,
In $000’s	Total	2020	2021	2022	2023	2024	Thereafter
Debt	1,274,012	12,000	12,012	12,000	1,238,000	-	-
Interest on debt	165,008	43,620	43,182	42,792	35,414	-	-
Operating leases	98,013	23,500	17,161	12,403	9,478	7,916	27,555
Purchase obligations	292,076	291,022	1,054	-	-	-	-
Total	$1,829,109	$370,142	$73,409	$67,195	$1,282,892	$7,916	$27,555

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Details of other commercial commitments at June 30, 2019 are as follows (in thousands):

		Amount of Commitment Expiration Per Period
In $000’s	Total	2020	2021	2022	2023	2024	Thereafter
Standby letter of credit	$10,581	$3,816	$-	$11	$47	$-	$6,707
Guarantees*	6,830	168	41	17	25	2	6,577
Total	$17,411	$3,984	$41	$28	$72	$2	$13,284

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

Credit Facility

On April 17, 2018, we entered into an amended and restated credit agreement, or the Revolving Credit Agreement, as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger, joint book runner, swing line lender and letter of credit issuer, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $800.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At June 30, 2019, the interest rate that was being charged on the outstanding principal amounts was 3.4%.  An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. At June 30, 2019, we were in compliance with our debt covenants and there was $1,274.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Senior Notes

On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029. Our obligations under the Note Purchase Agreement and the Notes are unconditionally and irrevocably guaranteed by certain of our direct and indirect U.S. subsidiaries, including ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree LLC, Brightree Home Health & Hospice LLC, Brightree Patient Collections LLC, ResMed Operations Inc., HEALTHCAREfirst Holding Company, HCF Holdco Company, HEALTHCAREfirst, Inc., CareFacts Information Systems, LLC and Lewis Computer Services, LLC, MatrixCare Holdings Inc., MatrixCare, Inc., Reciprocal Labs Corporation and ResMed SaaS Inc., under a Subsidiary Guaranty Agreement dated as of July 10, 2019. The net proceeds from this transaction were used to pay down borrowings on our Revolving Credit Agreement.

Under the terms of the Note Purchase Agreement, we agreed to customary covenants including with respect to our corporate existence, transactions with affiliates, and mergers and other extraordinary transactions. We also agreed that, subject to limited exceptions, we will maintain a ratio of consolidated funded debt to consolidated EBITDA of no more than 3.50 to 1.00 as of the last day of any fiscal quarter, and will not at any time permit the amount of all secured and unsecured debt of us and our subsidiaries to exceed 10% of our consolidated tangible assets, determined as of the end of our most recently ended fiscal quarter.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

(1)  Valuation of Goodwill, Intangible and Other Long-Lived Assets.  We make assumptions in establishing the carrying value, fair value and estimated lives of our goodwill, intangibles and other long-lived assets. Our goodwill impairment tests are performed at our reporting unit level, which is one level below our operating segments. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, we recognize as impairment the amount by which the carrying value of the assets exceeds their fair value. We base useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries.

We conduct an annual review for goodwill impairment at our reporting unit level, which is one level below our operating segments. Our goodwill impairment review involves the following steps:

Step 0 or Qualitative assessment – Evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The factors we consider include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance or events-specific to that reporting unit. If or when we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, we would move to Step 1 of the quantitative method.

Step 1 – Compare the fair value for each reporting unit to its carrying value, including goodwill. Fair value is determined based on estimated discounted cash flows. If the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value, we would proceed to Step 2. If a reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

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

In connection with the audit by the ATO for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million.  The ATO is currently auditing tax years 2014 to 2017, and we have also been notified by the ATO that they intend to audit tax year 2018. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position.

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(3)  Revenue Recognition.  We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”). For products in our Sleep and Respiratory Care business, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our SaaS business, revenue associated with professional services are recognized as they are provided. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue in our Sleep and Respiratory Care business relate primarily to extended warranties on our devices and the provision of data for patient monitoring. Performance obligations resulting in deferred revenue in our SaaS business relate primarily to the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some SaaS contracts. Generally, deferred revenue will be recognized over a period of one to five years.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. In our Sleep and Respiratory Care business, the amount of consideration received and revenue recognized varies with changes in marketing incentives (e.g., rebates, discounts, free goods) and returns offered to customers and their customers. In accounting for these rebate programs, we reduce revenue ratably as sales occur over the rebate period by the expected value of the rebates to be returned to the customer. We also recognize discount on products as a reduction to revenue when control is transferred. We adjust the estimate of revenue for the impact of returned items at the earlier of when the most likely amount of consideration can be estimated, the amount expected to be received changes, or when the consideration becomes fixed. However, returns of products, excluding warranty-related returns, are infrequent and insignificant.

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

We include shipping and handling associated with our Sleep and Respiratory Care business within cost of sales, and record shipping and handling costs collected from customers in net revenue. Taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, are excluded from revenue.

Recently Issued Accounting Pronouncements

See Note 3 – New Accounting Pronouncements of the Notes to Consolidated Financial Statements (Part II, Item 8) for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2019, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

PART II	Item 7A

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risks

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET AND BUSINESS RISKS

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2019 (in thousands):

	U.S.		Canadian	Chinese
	Dollar	Euro	Dollar	Yuan
	(USD)	(EUR)	(CAD)	(CNY)
AUD Functional:
Assets	357,708	141,544	-	30,930
Liability	(249,136)	(109,400)	-	(3,789)
Foreign Currency Hedges	(75,000)	(28,425)	-	(23,304)
Net Total	33,572	3,719	-	3,837
USD Functional:
Assets	-	-	17,941	-
Liability	-	-	(5,109)	-
Foreign Currency Hedges	-	-	(15,276)	-
Net Total	-	-	(2,444)	-
SGD Functional:
Assets	364,750	172,093	-	13
Liability	(211,493)	(56,513)	-	(1)
Foreign Currency Hedges	(173,000)	(113,699)	-	-
Net Total	(19,743)	1,881	-	12

PART II	Item 7A

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risks

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at June 30, 2019. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts (in thousands, except exchange rates):

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	June 30, 2019	June 30, 2018
AUD/USD
Contract amount	75,000	-	75,000	202	(140)
Ave. contractual exchange rate	AUD 1 = USD 0.7005		AUD 1 = USD 0.7005
AUD/Euro
Contract amount	73,904	22,740	96,644	(124)	(1,286)
Ave. contractual exchange rate	AUD 1 = Euro 0.6376	AUD 1 = Euro 0.6330	AUD 1 = Euro 0.6365
SGD/Euro
Contract amount	113,699	-	113,699	40	(939)
Ave. contractual exchange rate	SGD 1 = Euro 0.6498		SGD 1 = Euro 0.6498
SGD/USD
Contract amount	173,000	-	173,000	71	(309)
Ave. contractual exchange rate	SGD 1 = USD 0.7390		SGD 1 = USD 0.7390
AUD/CNY
Contract amount	23,304	-	23,304	(15)	(17)
Ave. contractual exchange rate	AUD 1 = CNY 4.8950		AUD 1 = CNY 4.8950
USD/CAD
Contract amount	15,276	-	15,276	(66)	(8)
Ave. contractual exchange rate	USD 1 = CAD 1.3148		USD 1 = CAD 1.3148

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2019, we held cash and cash equivalents of $147.1 million principally comprising of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2019, there was $1,270.9 million outstanding under the revolving credit and term loan facilities, which were subject to variable interest rates.  A hypothetical 10% change in interest rates during the year ended June 30, 2019, would not have had a material impact on pretax income. We have no interest rate hedging agreements. On July 10, 2019, we entered into the Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029. The interest rate on these notes is fixed and not subject to fluctuation. Proceeds from the issuance and sale of the notes were used to repay borrowings under the revolving credit facility.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

ITEM 8  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”

(a)  Index to Consolidated Financial Statements

(b)  Supplementary Data

Quarterly Financial Information (unaudited)—The quarterly results for the years ended June 30, 2019 and 2018 are summarized below (in thousands, except per share amounts):

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$588,279	$651,100	$662,228	$704,964	$2,606,572
Gross profit	343,093	383,731	391,910	417,850	1,536,585
Net income	105,737	124,639	105,417	68,797	404,592
Basic earnings per share	0.74	0.87	0.74	0.48	2.83
Diluted earnings per share	0.73	0.86	0.73	0.48	2.80

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$523,659	$601,273	$591,634	$623,631	$2,340,196
Gross profit	305,605	349,792	344,295	362,472	1,362,164
Net income	86,125	9,527	110,125	109,812	315,588
Basic earnings per share	0.61	0.07	0.77	0.77	2.21
Diluted earnings per share	0.60	0.07	0.76	0.76	2.19

Note: the amounts for each quarter are computed independently, and, due to the computation formula, the sum of the four quarters may not equal the year.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ResMed Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended June 30, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 7, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination and evaluation of goodwill triggering events

As discussed in Notes 1(g) and 6 to the consolidated financial statements, the carrying amount of goodwill as of June 30, 2019 was $1,856 million. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might exceed the fair value of the reporting unit. In the current year, the Company only performed

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

qualitative, or Step 0, assessments to determine whether there was a greater than 50 percent likelihood that the fair value of each reporting unit was less than its carrying value.

We identified the determination and evaluation of goodwill triggering events as a critical audit matter because such events indicate possible impairment of goodwill, which required the application of greater auditor judgment. Potential triggering events, such as the recent acquisitions, macroeconomic conditions, industry and market considerations, cost factors, historical and forecasted financial results, market capitalization and events specific to the entity and reporting units, required a higher degree of auditor judgment to evaluate. These possible triggering events could have a significant effect on the Company’s Step 0 assessment and the determination of whether further quantitative analysis of goodwill impairment was required.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including a control related to the Company’s assessment of possible goodwill triggering events. We evaluated the Company’s Step 0 assessment for its reporting units by:

Considering macroeconomic indicators such as gross domestic product and inflation by key regions around the world;

•	Evaluating information from analyst reports in the enterprise software and sleep and respiratory care industries, which are compared to industry and market considerations used by the Company; and
•	Analyzing cost factors, financial performance of the reporting units, the Company’s market capitalization and other entity and reporting-unit specific events.

Evaluation of acquisition-date fair value of customer relationships and developed technology intangible assets

As discussed in Note 21 to the consolidated financial statements, the Company acquired MatrixCare Inc. (MatrixCare) on November 13, 2018 for a total purchase price of $612.4 million, which is net of cash acquired and debt assumed. In connection with the transaction, the Company recorded customer relationships and developed technology intangible assets relating to both existing as well as potential new products and services to be developed in the future (collectively, the intangible assets). The acquisition-date fair value for the intangible assets was $265.0 million as of June 30, 2019.

We identified the evaluation of the acquisition-date fair value of the intangible assets acquired in the MatrixCare transaction as a critical audit matter. This critical audit matter required a high degree of subjectivity in determining the weighting of the valuation methods used to calculate the fair value of the intangible assets. Further, the discounted cash flow model included the following internally-developed assumptions for which there was limited observable market information, and the calculated fair value of such assets was sensitive to possible changes to these key assumptions:

•	Forecasted revenue growth rates
•	Estimated annual customer attrition rate
•	Forecasted earnings before interest, tax, depreciation, and amortization (EBITDA) margins
•	Weighted-average cost of capital (WACC), including the discount rate

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date valuation process, including controls over the development of the key assumptions. We evaluated the Company’s forecasted revenue growth rates for existing customers by comparing forecasted growth assumptions to those of MatrixCare’s peers and industry reports. We compared the Company’s (1) forecasted revenue growth rates and EBITDA margins to MatrixCare’s historical actual results to assess MatrixCare’s ability to accurately forecast and (2) forecasted annual customer attrition rate to the Company’s historical SaaS customer attrition data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the valuation approach and weighting of valuation methods used by the Company to calculate the fair value of the intangible assets;

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

•	Evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable peers;
•	Assessing the Company’s WACC calculation, by comparing it against an independently estimated WACC range based on inputs obtained through published surveys and studies; and

Evaluation of uncertain tax positions related to Australian Tax Office audits

As discussed in Notes 14 and 19 to the consolidated financial statements, the Company’s tax filings in Australia for the years 2009 through 2017 are under audit by the Australian Tax Office (ATO). The Company has been assessed $266.0 million of additional income tax, penalties, and interest for tax years 2009 through 2013 in connection with this tax audit. Certain of these amounts have been paid by the Company to the ATO. However, the Company has not recorded any expense relating to the ongoing audit, or these assessments, as the Company believes it is more likely than not (more than a 50% likelihood) that its tax positions will be upheld.

We identified the evaluation of the Company’s assertion that it is more likely than not that its tax positions currently under audit by the ATO will be upheld as a critical audit matter. This critical audit matter required challenging auditor judgment due to the nature and the subjectivity of the applicable tax rules and regulations.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process relating to uncertain tax positions, including controls over the Australian tax calculation and assessment of uncertain tax positions. In addition, we involved tax professionals with specialized skills and knowledge of Australian tax laws, who assisted by:

•

Reading formal notices and assessments, and other correspondence received by the Company from the ATO in connection with the audit, as well as responses and information the Company submitted to the ATO in response to its requests for information;

•

Evaluating the Company’s analysis and conclusions regarding its assertion, which included an assessment of the Company’s analysis of Australian tax laws and regulations related to the specific audit findings, and an evaluation of the facts, assumptions, and representations made; and

•	Reading legal opinions obtained by the Company from third parties, and inquiring of third-party legal counsel about the likelihood of the Company’s tax position being ultimately upheld.

We have served as the Company’s auditor since 1994.

San Diego, California
August 7, 2019

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2019 and 2018

(In thousands, except share and per share data)

	June 30, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$147,128	$188,701
Accounts receivable, net of allowance for doubtful accounts of $25,171 and $19,258 at June 30, 2019 and June 30, 2018, respectively	528,484	483,681
Inventories (note 4)	349,641	268,701
Prepaid expenses and other current assets	120,113	124,634
Total current assets	1,145,366	1,065,717
Non-current assets:
Property, plant and equipment, net (note 5)	387,460	386,550
Goodwill (note 6)	1,856,449	1,068,944
Other intangible assets, net (note 6)	521,950	215,184
Deferred income taxes	45,478	53,818
Prepaid taxes and other non-current assets	150,979	273,710
Total non-current assets	2,962,316	1,998,206
Total assets	$4,107,682	$3,063,923
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115,725	$92,723
Accrued expenses (note 8)	266,359	185,805
Deferred revenue	88,667	60,828
Income taxes payable (note 14)	73,248	160,427
Short-term debt, net (note 10)	11,992	11,466
Total current liabilities	555,991	511,249
Non-current liabilities:
Deferred revenue	81,143	71,596
Deferred income taxes	11,380	13,084
Other long-term liabilities	2,058	924
Long-term debt, net (note 10)	1,258,861	269,988
Long-term income taxes payable (note 14)	126,056	138,102
Total non-current liabilities	1,479,498	493,694
Total liabilities	2,035,489	1,004,943
Commitments and contingencies (note 18 and 19)
Stockholders’ equity: (note 11)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 185,491,064 issued and 143,654,830 outstanding at June 30, 2019 and 184,315,866 issued and 142,679,632 outstanding at June 30, 2018	575	571
Additional paid-in capital	1,511,473	1,450,821
Retained earnings	2,436,410	2,432,328
Treasury stock, at cost, 41,836,234 shares at June 30, 2019 and 41,636,234 shares at June 30, 2018	(1,623,256)	(1,600,412)
Accumulated other comprehensive loss	(253,009)	(224,328)
Total stockholders’ equity	2,072,193	2,058,980
Total liabilities and stockholders’ equity	$4,107,682	$3,063,923

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2019, 2018 and 2017

(In thousands, except per share data)

	June 30, 2019	June 30, 2018	June 30, 2017
Net revenue	$2,606,572	$2,340,196	$2,066,737
Cost of sales (excluding amortization of acquired intangible assets)	1,069,987	978,032	864,992
Gross profit	1,536,585	1,362,164	1,201,745
Operating expenses:
Selling, general and administrative	645,010	600,369	553,968
Research and development	180,651	155,149	144,467
Amortization of acquired intangible assets	74,938	46,383	46,578
Restructuring expenses (note 22)	9,401	18,432	12,358
Litigation settlement expenses (note 23)	41,199	-	8,500
Acquisition related expenses (note 21)	6,123	-	10,076
Total operating expenses	957,322	820,333	775,947
Income from operations	579,263	541,831	425,798
Other income (loss), net:
Interest income	2,299	16,378	17,085
Interest expense	(36,156)	(28,355)	(28,236)
Loss attributable to equity method investments (note 7)	(15,833)	-	-
Other, net	(10,726)	(8,542)	4,096
Total other income (loss), net	(60,416)	(20,519)	(7,055)
Income before income taxes	518,847	521,312	418,743
Income taxes	114,255	205,724	76,459
Net income	$404,592	$315,588	$342,284

Basic earnings per share (note 12)	$2.83	$2.21	$2.42
Diluted earnings per share (note 12)	$2.80	$2.19	$2.40
Dividend declared per share	$1.48	$1.40	$1.32
Basic shares outstanding (000's)	143,111	142,764	141,360
Diluted shares outstanding (000's)	144,484	143,987	142,453

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2019, 2018 and 2017

(In US$ thousands)

	Years Ended June 30,
	2019	2018	2017
Net income	$404,592	315,588	342,284
Other comprehensive (loss) income:
Foreign currency translation (loss) gain adjustments	(28,681)	(35,269)	33,599
Comprehensive income	$375,911	$280,319	$375,883

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2019, 2018 and 2017

(In thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2016	181,747	$563	$1,303,238	(41,086)	$(1,546,611)	$2,160,299	$(222,658)	$1,694,831
Common stock issued on exercise of options (note 11)	740	3	22,246					22,249
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	447	2	(8,159)					(8,157)
Common stock issued on employee stock purchase plan (note 11)	327	1	15,884					15,885
Treasury stock purchases								-
Stock-based compensation costs			45,921					45,921
Other comprehensive income							33,599	33,599
Net income						342,284		342,284
Dividends declared						(186,346)		(186,346)
Balance, June 30, 2017	183,261	$569	$1,379,130	(41,086)	$(1,546,611)	$2,316,237	$(189,059)	$1,960,266
Common stock issued on exercise of options (note 11)	539	2	18,759					18,761
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	214	1	(15,385)					(15,384)
Common stock issued on employee stock purchase plan (note 11)	302	1	19,955					19,956
Treasury stock purchases		(2)		(550)	(53,801)			(53,803)
Stock-based compensation costs			48,362					48,362
Other comprehensive income							(35,269)	(35,269)
Net income						315,588		315,588
Dividends declared						(199,497)		(199,497)
Balance, June 30, 2018	184,316	$571	$1,450,821	(41,636)	$(1,600,412)	$2,432,328	$(224,328)	$2,058,980
Common stock issued on exercise of options (note 11)	252	1	12,329					12,330
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	638	3	(28,104)					(28,101)
Common stock issued on employee stock purchase plan (note 11)	285	1	24,364					24,365
Treasury stock purchases		(1)		(200)	(22,844)			(22,845)
Stock-based compensation costs			52,063					52,063
Other comprehensive income							(28,681)	(28,681)
Net income						404,592		404,592
Cumulative effect of change in accounting standards (note 3)						(188,798)		(188,798)
Dividends declared						(211,712)		(211,712)
Balance, June 30, 2019	185,491	$575	$1,511,473	(41,836)	$(1,623,256)	$2,436,410	$(253,009)	$2,072,193

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2019, 2018 and 2017

(In thousands)

	June 30, 2019	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$404,592	$315,588	$342,284
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,795	119,960	112,157
Stock-based compensation costs	52,073	48,412	45,925
Loss attributable to equity method investments (note 7)	15,833	-	-
Impairment of equity investments (note 7)	15,007	11,593	1,955
Gain on previously held equity interest (note 21)	(1,909)	-	-
Changes in fair value of business combination contingent consideration	(286)	411	10,076
Payment of business combination contingent consideration	-	-	(8,460)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(18,013)	(32,356)	(63,604)
Inventories	(84,188)	1,494	(41,599)
Prepaid expenses, net deferred income taxes and other current assets	(47,575)	(160,726)	(19,257)
Accounts payable, accrued expenses and other	(27,278)	200,650	34,576
Net cash provided by operating activities	459,051	505,026	414,053
Cash flows from investing activities:
Purchases of property, plant and equipment	(68,710)	(62,581)	(62,219)
Patent registration costs	(8,632)	(8,876)	(9,257)
Business acquisitions, net of cash acquired (note 21)	(951,383)	(902)	(7,274)
Purchases of investments (note 7)	(46,717)	(14,495)	(6,464)
Proceeds (payments) on maturity of foreign currency contracts	(264)	(14,970)	3,324
Net cash used in investing activities	(1,075,706)	(101,824)	(81,890)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	36,727	38,717	38,320
Taxes paid related to net share settlement of equity awards	(28,104)	(15,385)	(8,159)
Purchases of treasury stock	(22,844)	(53,801)	-
Payments of business combination contingent consideration	(909)	(486)	(11,682)
Proceeds from borrowings, net of borrowing costs	1,519,230	350,000	450,000
Repayment of borrowings	(711,745)	(1,146,242)	(545,000)
Dividends paid	(211,712)	(199,497)	(186,346)
Net cash provided by (used in) financing activities	580,643	(1,026,694)	(262,867)
Effect of exchange rate changes on cash	(5,561)	(9,742)	21,205
Net increase (decrease) in cash and cash equivalents	(41,573)	(633,234)	90,501
Cash and cash equivalents at beginning of period	188,701	821,935	731,434
Cash and cash equivalents at end of period	$147,128	$188,701	$821,935
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$242,860	$170,653	$92,901
Interest paid	$36,156	$28,355	$28,236
Fair value of assets acquired, excluding cash	$429,522	$290	$10,460
Liabilities assumed	(265,217)	-	(877)
Goodwill on acquisition	794,320	247	(645)
Deferred payments	(7,242)	365	(84)
Fair value of contingent consideration	-	-	(1,580)
Cash paid for acquisitions	$951,383	$902	$7,274

See accompanying notes to consolidated financial statements.

PART II	Item 8

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

(2)  Summary of Significant Accounting Policies

(a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accounting principles requires management estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from management’s estimates.

(b)  Revenue Recognition

We adopted Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” on July 1, 2018. We account for a contract with a customer when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”). Our Sleep and Respiratory Care revenue relates primarily to the sale of our products that are therapy-based equipment. Some contracts include additional performance obligations such as the provision of extended warranties and data for patient monitoring. Our SaaS revenue relates to the provision of software access with ongoing support and maintenance services as well as professional services such as training and consulting.

Disaggregation of revenue

See note 15 – Segment Information for our net revenue disaggregated by segment, product and region for the years ended June 30, 2019, 2018 and 2017.

Performance obligations and contract balances

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of risk and/or control of our products are provided at a point in time. For products in our Sleep and Respiratory Care business, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our SaaS business, revenue associated with professional services are recognized as they are provided. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue in our Sleep and Respiratory Care business relate primarily to extended warranties on our devices and the provision of data for patient monitoring. Performance obligations resulting in deferred revenue in our SaaS business relate primarily to the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some SaaS contracts. Generally, deferred revenue will be recognized over a period of one to five years. The following table summarizes our contract balances at June 30, 2019 and June 30, 2018 (in thousands):

	2019	2018	Balance sheet caption
Contract assets
Accounts receivable, net	$528,484	$483,681	Accounts receivable, net
Unbilled revenue, current	9,834	13,342	Prepaid expenses and other current assets
Unbilled revenue, non-current	4,592	2,973	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(88,667)	(60,828)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(81,143)	(71,596)	Deferred revenue (non-current liabilities)

PART II	Item 8

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

We amortize all of our other intangible assets on a straight-line basis over their estimated useful lives, which range from two to fifteen years. We evaluate the recoverability of intangible assets at least annually and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. We have not identified any impairment of intangible assets during any of the periods presented.

(g)  Goodwill

We conducted our annual review for goodwill impairment during the final quarter of 2019 and is performed at our reporting unit level, which is one level below our operating segments. Our goodwill impairment review involves the following steps:

Step 0 or Qualitative assessment – Evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The factors we consider include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance or events-specific to that reporting unit. If or when we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, we would move to Step 1 of the quantitative method.

Step 1 – Compare the fair value for each reporting unit to its carrying value, including goodwill. Fair value is determined based on estimated discounted cash flows. If the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value, we would proceed to Step 2. If a reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

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

During the annual review, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill and, therefore, goodwill was not impaired.

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

We did not recognize impairment charges in relation to long-lived assets during the fiscal years ended June 30, 2019, 2018 and 2017.

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

The new standard is effective for us beginning in the first quarter of the fiscal year ending June 30, 2020 and early application is permitted. ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We will make an accounting policy election to not recognize on our consolidated balance sheet right-of-use assets and lease liabilities arising from short-term leases.

In preparation for the adoption of this guidance, we have designed and operated internal controls over its implementation as well as established a system solution for lease administration as well as the preparation and disclosure of financial information surrounding our leasing arrangements. We have substantially completed the work related to our implementation project except for finalization of discount rates as of the adoption date, evaluation as to whether we are ‘reasonably certain’ to extend certain leases, and evaluation of several contracts to determine whether they contain an embedded lease.

We estimate that the adoption of the guidance will result in the recognition of additional right-of-use assets and lease liabilities for operating leases of approximately $60.0 million to $70.0 million as of July 1, 2019, excluding the impact of our evaluation of lease terms and several contracts that may contain an embedded lease. As we are yet to finalize our work in relation to discount rates, we have used a preliminary rate of 3.5% when calculating this range. We do not believe the guidance will have a material impact on our consolidated statements of income.

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

ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory”

In October 2016, the FASB issued Accounting Standard Update ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” (Topic 740). Under the new guidance, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 became effective during the first quarter of the year ended June 30, 2019 and was required to be adopted on a modified retrospective basis, with a cumulative-effect adjustment recorded directly to retained earnings for intra-entity transfers that occur before the adoption date. Accordingly, we recognized the following reclassifications upon adoption (in thousands):

Balance Sheet Caption	As reported balance June 30, 2018	Adoption of ASU 2016-16 Increase/(Decrease)	Revised balance July 1, 2018
Assets
Prepaid expenses and other current assets	$124,634	$(28,947)	$95,687
Prepaid taxes and other non-current assets	273,710	(156,406)	117,304
Deferred income taxes	53,818	(3,445)	50,373
Equity
Retained Earnings	2,432,328	(188,798)	2,243,530

(4)  Inventories

Inventories were comprised of the following as of June 30, 2019 and June 30, 2018  (in thousands):

	2019	2018
Raw materials	$80,861	$75,415
Work in progress	2,256	2,453
Finished goods	266,524	190,833
Total inventories	$349,641	$268,701

(5)  Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following as of June 30, 2019 and June 30, 2018 (in thousands):

	2019	2018
Machinery and equipment	$262,010	$239,671
Computer equipment	173,895	155,069
Furniture and fixtures	51,942	51,045
Vehicles	7,477	7,399
Clinical, demonstration and rental equipment	94,007	92,229
Leasehold improvements	34,210	32,169
Land	52,406	54,089
Buildings	223,028	229,193
	898,975	860,864
Accumulated depreciation and amortization	(511,515)	(474,314)
Property, plant and equipment, net	$387,460	$386,550

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(6)  Goodwill and Other Intangible Assets, net

Goodwill

For each of the years ended June 30, 2019 and June 30, 2018, we have not recorded any goodwill impairments. Changes in the carrying amount of goodwill is comprised of the following for the year ended June 30, 2019 (in thousands):

	2019
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$464,157	$604,787	$1,068,944
Business acquisition	159,623	634,697	794,320
Foreign currency translation adjustments	(6,815)	-	(6,815)
Balance at the end of the period	$616,965	$1,239,484	$1,856,449

Other Intangible Assets

Other intangibles, net are comprised of the following as of June 30, 2019 and June 30, 2018 (in thousands):

	2019	2018
Developed/core product technology	$401,842	$205,149
Accumulated amortization	(157,651)	(115,237)
Developed/core product technology, net	244,191	89,912
Trade names	76,392	48,832
Accumulated amortization	(25,592)	(16,868)
Trade names, net	50,800	31,964
Non-compete agreements	4,218	3,288
Accumulated amortization	(2,783)	(2,283)
Non-compete agreements, net	1,435	1,005
Customer relationships	273,114	118,084
Accumulated amortization	(68,630)	(48,157)
Customer relationships, net	204,484	69,927
Patents	95,741	91,708
Accumulated amortization	(74,701)	(69,332)
Patents, net	21,040	22,376
Total other intangibles, net	$521,950	$215,184

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, and we amortize them over the estimated useful life of the assets, generally between two and fifteen years. There are no expected residual values related to these intangible assets.

Refer to note 21 of the consolidated financial statements for details of acquisitions.

Amortization expense related to identified intangible assets for the years ended June 30, 2019 and June 30, 2018 was $74.9 million and $46.4 million, respectively. Amortization expense related to patents for the years ended June 30, 2019 and June 30, 2018 was $8.1 million and $8.0 million, respectively. Total estimated annual amortization expense for the years ending June 30, 2020 through June 30, 2024, is shown below (in thousands):

Fiscal Year	Amortization expense
2020	$90,347
2021	84,424
2022	73,169
2023	53,893
2024	48,509

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(7)  Investments

The aggregate carrying amount of our investments at June 30, 2019 and June 30, 2018, which are included within our other non-current assets on our consolidated balance sheets, was $52.1 million and $41.2 million, respectively.

Investments whereby we do not have significant influence or control over the investee are accounted for initially at cost. These investments are not exchange traded and therefore not supported with observable market prices. We have determined that these investments do not have readily determinable fair values and are therefore revalued only when there are observable price changes in orderly transactions for identifiable or similar investments of the same issuer. We also estimate the fair value of our equity investments to assess whether impairment losses shall be recorded using Level 3 inputs. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During the years ended June 30, 2019 and June 30, 2018,  we recognized $15.0 million and $11.6 million, respectively, of impairment losses related to our equity investments, which was recorded in other, net. The carrying value of these investments was $30.4 million and $41.2 million, at June 30, 2019 and June 30, 2018, respectively.

Equity investments whereby we have significant influence but not control over the investee, and are not the primary beneficiary of the investee’s activities, are accounted for under the equity method. Under this method, we record our share of gains or losses attributable to equity method investments, which were $15.8 million during the year ended June 30, 2019 and were recorded in loss attributable to equity method investments. The carrying value of these investments was $21.7 million and $0.0 million at June 30, 2019 and June 30, 2018, respectively.

We have determined that the fair value of our investments exceed their carrying values. The following table shows a reconciliation of the changes in our investments during the years ended June 30, 2019 and June 30, 2018 (in thousands):

	2019	2018
Balance at the beginning of the period	$41,226	$38,324
Investments	46,717	14,495
Impairment of investments	(15,007)	(11,593)
Loss attributable to equity method investments	(15,833)	-
Acquisition of controlling interest in previously held investment (note 21)	(5,000)	-
Balance at the end of the period	$52,103	$41,226

(8)  Accrued Expenses

Accrued expenses at June 30, 2019 and June 30, 2018 consist of the following (in thousands):

	2019	2018
Product warranties (note 9)	$19,625	$19,227
Consulting and professional fees	12,726	10,341
Value added taxes and other taxes due	25,555	20,130
Employee related costs	123,446	107,819
Hedging instruments (note 20)	244	2,373
Liability on receivables sold with recourse (note 19)	1,752	2,277
Accrued interest	1,683	120
Logistics and occupancy costs	8,137	5,987
Inventory in transit	15,175	5,081
Litigation settlement expenses (note 23)	41,199	-
Restructuring expenses (note 22)	5,432	1,461
Other	11,385	10,989
	$266,359	$185,805

(9)  Product Warranties

We include the liability for warranty costs in accrued expenses in our consolidated balance sheets. Changes in the liability for product warranty for the years ended June 30, 2019 and June 30, 2018 are as follows (in thousands):

	2019	2018
Balance at the beginning of the period	$19,227	$19,558
Warranty accruals for the period	15,416	17,339
Warranty costs incurred for the period	(14,634)	(17,406)
Foreign currency translation adjustments	(384)	(264)
Balance at the end of the period	$19,625	$19,227

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(10)  Debt

Debt at June 30, 2019 and June 30, 2018 consists of the following (in thousands):

	2019	2018
Short-term debt	$12,012	$12,000
Deferred borrowing costs	(20)	(534)
Short-term debt, net	11,992	11,466
	-
Long-term debt	$1,262,000	$272,000
Deferred borrowing costs	(3,139)	(2,012)
Long-term debt, net	$1,258,861	$269,988
Total debt	$1,270,853	$281,454

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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At June 30, 2019, the interest rate that was being charged on the outstanding principal amounts was 3.4%.  An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. At June 30, 2019, we were in compliance with our debt covenants and there was $1,274.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

On July 10, 2019, we entered into a Note Purchase Agreement for senior notes amounting to $500.0 million. See note 24 – Subsequent Event in this report for further details.

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

During fiscal year 2019, we repurchased 200,000 shares at a cost of $22.8 million and during fiscal year 2018,  we repurchased 550,000 shares at a cost of $53.8 million shares under our share repurchase program. As of June 30, 2019, we have repurchased a total of 41.8 million shares at a cost of $1.6 billion.  Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share.  At June 30, 2019,  12.9 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, our board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2019.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 51.1 million.  The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2019 is 16.3 million.  The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards.  The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

At June 30, 2019, there was $75.9 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.3 years.  The aggregate intrinsic value of the stock-based compensation arrangements outstanding and exercisable at June 30, 2019 and June 30, 2018 was $238.4 million and $222.3 million, respectively.  The aggregate intrinsic value of the options exercised during the fiscal years 2019, 2018 and 2017, was $15.1 million, $27.5 million and $28.1 million, respectively.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The following table summarizes option activity during the year ended June 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,205,826	$60.48	4.4
Granted	306,842	102.12
Exercised	(252,371)	49.04
Forfeited	(183)	52.02
Outstanding at end of period	1,260,114	$72.91	4.4
Exercise price of granted options	$102.12
Options exercisable at end of period	704,466	$59.31

* Includes NIL shares netted for tax.

The following table summarizes the activity of restricted stock units, including performance restricted stock units, during year ended June 30, 2019:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,644,754	$62.90	1.6
Granted	512,822	99.19
Vested	(909,065)	57.50
Performance factor adjustment	251,642	-
Expired / cancelled	(53,160)	69.55
Forfeited	(823)	69.55
Outstanding at end of period	1,446,170	$77.21	1.6

* Includes 267,779 shares netted for tax.

Employee Stock Purchase Plan (the “ESPP”).    Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year.  At June 30, 2019, the number of shares remaining available for future issuance under the ESPP is 2.4 million shares.

During years ended June 30, 2019 and June 30, 2018, we issued 285,000 and 302,000 shares to our employees in two offerings and we recognized $6.4 million and $5.2 million, respectively, of stock compensation expense associated with the ESPP.

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 200,000,  153,000 and 173,000 for the years ended June 30, 2019, 2018 and 2017, respectively, as the effect would have been anti-dilutive.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

Basic and diluted earnings per share for the years ended June 30, 2019, 2018 and 2017 are calculated as follows (in thousands except per share data):

	2019	2018	2017
Numerator:
Net income	$404,592	$315,588	$342,284
Denominator:
Basic weighted-average common shares outstanding	143,111	142,764	141,360
Effect of dilutive securities:
Stock options and restricted stock units	1,373	1,223	1,093
Diluted weighted average shares	144,484	143,987	142,453
Basic earnings per share	$2.83	$2.21	$2.42
Diluted earnings per share	$2.80	$2.19	$2.40

(13)  Other, net

Other, net, in the consolidated statements of income is comprised of the following for the years ended June 30, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Gain (loss) on foreign currency transactions and hedging, net (note 20)	$1,712	$(1,546)	$5,434
Impairment of equity investments (note 7)	(15,007)	(11,593)	(1,955)
Other	2,569	4,597	617
	$(10,726)	$(8,542)	$4,096

(14)  Income Taxes

Income before income taxes for the years ended June 30, 2019, 2018 and 2017, was taxed under the following jurisdictions (in thousands):

	2019	2018	2017
U.S.	$(34,468)	$42,627	$(4,985)
Non-U.S.	553,315	478,685	423,728
	$518,847	$521,312	$418,743

The provision for income taxes is presented below (in thousands):

		2019	2018	2017
Current:	Federal	$28,658	$128,971	$16,468
	State	7,595	948	(1,159)
	Non-U.S.	127,540	68,858	65,612
		163,793	198,777	80,921
Deferred:	Federal	(30,456)	9,488	11,385
	State	(5,408)	(350)	2,706
	Non-U.S.	(13,674)	(2,191)	(18,553)
		(49,538)	6,947	(4,462)
Provision for income taxes		$114,255	$205,724	$76,459

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the year ended June 30, 2019, 28% for the year ended June 30, 2018 and 35% for the year ended June 30, 2017, to pretax income as a result of the following (in thousands):

	2019	2018	2017
Taxes computed at statutory U.S. rate	$108,958	$146,280	$146,560
Increase (decrease) in income taxes resulting from:
Transition tax	6,038	126,753	-
State income taxes, net of U.S. tax benefit	2,186	2,427	(1,294)
Research and development credit	(12,953)	(4,089)	(2,804)
Change in statutory tax rates	-	16,685	-
Tax effect of dividends	-	-	97,662
Change in valuation allowance	(1,118)	(2,962)	4,021
Effect of non-U.S. tax rates	25,045	(70,250)	(97,141)
Foreign tax credits (1)	(7,806)	(6,473)	(67,689)
Stock-based compensation expense	(11,534)	(7,045)	(3,107)
Other	5,439	4,398	251
	$114,255	$205,724	$76,459

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(1) In fiscal year 2018, $75.5 million of the foreign tax credit is included as a reduction in the transition tax.

The components of our deferred tax assets and liabilities at June 30, 2019 and June 30, 2018, are as follows (in thousands):

	2019	2018
Deferred tax assets:
Employee liabilities	$18,104	$16,184
Tax credit carry overs	15,666	9,031
Inventories	4,905	5,840
Provision for warranties	3,551	3,904
Provision for doubtful debts	5,532	3,817
Net operating loss carryforwards	53,315	26,355
Capital loss carryover	6,640	3,932
Property, plant and equipment	3,002	6,121
Stock-based compensation expense	10,769	9,322
Deferred revenue	9,619	1,148
Research and development capitalization	17,910	-
Other	(332)	3,367
	148,681	89,021
Less valuation allowance	(11,644)	(12,297)
Deferred tax assets	137,037	76,724
Deferred tax liabilities:
Goodwill and other intangibles	(102,939)	(35,990)
Deferred tax liabilities	(102,939)	(35,990)
Net deferred tax asset	$34,098	$40,734

We reported the net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2019 and June 30, 2018, as follows (in thousands):

	2019	2018
Non-current deferred tax asset	$45,478	$53,818
Non-current deferred tax liability	(11,380)	(13,084)
Net deferred tax asset	$34,098	$40,734

As of June 30, 2019, we had $192.2 million of U.S. federal and state net operating loss carryforwards and $86.7 million of non-U.S. net operating loss carryforwards, which expire in various years beginning in 2019 or carry forward indefinitely.

The valuation allowance at June 30, 2019 relates to a provision for uncertainty of the utilization of net operating loss carryforwards of $5.0 million and capital loss and other items of $6.6 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

A substantial portion of our manufacturing operations and administrative functions in Singapore operate under various tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030.  The end of certain tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs increased our net earnings by $20.3 million ($0.14 per diluted share) for the year ended June 30, 2019 and $33.5 million ($0.23 per diluted share) for the year ended June 30, 2018.

As a result of the U.S. Tax Act, we have treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million during the year ended June 30, 2018 and $6.0 million during the year ended June 30, 2019, which was payable over eight years. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. The total amount of these undistributed earnings at June 30, 2019 amounted to approximately $2.0 billion. On June 14, 2019, the U.S. Treasury Department issued final and temporary regulations relating to the repatriation of non-U.S. earnings.  As a result, in the event our non-U.S. earnings had not been permanently reinvested, deferred taxes of approximately $201.6 million in U.S. federal deferred tax and $5.2 million in U.S. state deferred taxes would have been recognized in the consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

In accounting for uncertainty in income taxes, we recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (that is, a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for annual periods. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on June 30, 2019, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate.

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

In connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. At September 30, 2018, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO.  The ATO is currently auditing tax years 2014 to 2017, and we have also been notified by the ATO that they intend to audit tax year 2018. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position.

Our income tax expense, short-term income taxes payable and long-term income taxes payable were impacted by charges associated with the U.S. Tax Act enacted on December 22, 2017, which resulted in additional income tax expense of $138.0 million during the year ended June 30, 2018. Specifically, the income tax expense includes the transition tax imposed on our accumulated foreign earnings, which resulted in additional income tax expense of $126.9 million for the year ended June 30, 2018. Additionally, it resulted in the write down in the carrying value of our net deferred tax assets due to the lower corporate tax rate and the reduction in the future value of deferred tax assets, which resulted in additional income tax expense of $11.1 million recorded in the year ended June 30, 2018. During the year ended June 30, 2019, we recorded additional tax expense of $6.0 million in transition tax imposed on our accumulated foreign earnings, which related to final treasury regulations issued and temporary guidance published during the year.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. Tax Act as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. Effective December 31, 2018, the accounting relating to the impact of U.S. legislation was no longer considered provisional. During the year ended June 30, 2018, we recorded additional tax expense of $138.0 million relating to changes in U.S. tax legislation. During the year ended June 30, 2019, we recorded additional tax expense of $6.0 million in additional transition tax, which related to final treasury regulations issued and temporary guidance published during the year. However, further adjustments could be required as a result of future legislation, amended tax returns, or tax examinations of the years impacted by the calculation.

(15)  Segment Information

Prior to the three months ended December 31, 2018, we had previously determined the software-as-a-service, or SaaS, line of business was not material to our global operations in terms of revenue and profit, and therefore had not been separately reported as a segment. However, following recent acquisitions, we have quantitatively and qualitatively reassessed our segment reporting and determined the SaaS segment is material to the group, and now have two operating segments, which are the Sleep and Respiratory Care segment and the SaaS segment.

We evaluate the performance of our segments based on net sales and income from operations. The accounting policies of the segments are the same as those described in note 2 – significant accounting policies. Segment net sales and segment income from operations do not include inter-segment profits and revenue is allocated to a geographic area based on where the products are shipped to or where the services are performed.

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

Effective July 1, 2018, we refined  our operating model to integrate our regional sales structures into our global business segments, which resulted in a reorganization of our internal business reporting.  As part of this reorganization, we redesigned our systems and processes in relation to the business segment reporting, including management reporting responsibilities and cost allocations. These changes were made prospectively for the year ended June 30, 2018. As  such,  we do not have comparable net operating profit by reportable segment for the year ended June 30, 2017, and recreating this reporting is not considered practicable given the redesign of our systems and processes.  The net revenues by reportable segment is available for the year ended June 30, 2017, and has been presented in the table summarizing our net revenue disaggregated by segment, product and region below.

The table below presents a reconciliation of net revenues and net operating profit by reportable segments for year ended June 30, 2019 compared to June 30, 2018 (in millions):

	2019	2018
Revenue by segment
Total Sleep and Respiratory Care	$2,330.8	$2,183.2

Software as a Service	281.1	157.0
Deferred revenue fair value adjustment*	(5.3)	-
Total Software as a Service	275.8	157.0
Total	$2,606.6	$2,340.2

Net operating profit by segment
Sleep and Respiratory Care	$766.1	$656.3
Software as a Service	74.9	55.2
Total	$841.0	$711.5

Reconciling items
Corporate costs	$124.9	$104.9
Amortization of acquired intangible assets	74.9	46.4
Restructuring expenses	9.4	18.4
Acquisition related expenses	6.1	-
Litigation settlement expenses	41.2	-
Deferred revenue fair value adjustment*	5.3	-
Interest income	(2.3)	(16.4)
Interest expense	36.2	28.4
Loss attributable to equity method investments	15.8	-
Other, net	10.7	8.5
Income before income taxes	$518.8	$521.3

* The deferred revenue fair value adjustment is a purchase price accounting adjustment related to MatrixCare which was acquired on November 13, 2018.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The following table summarizes our net revenue disaggregated by segment, product and region for the years ended June 30, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
U.S., Canada and Latin America
Devices	$743.1	$689.6	$632.7
Masks and other	677.4	600.5	539.3
Total Sleep and Respiratory Care	$1,420.5	$1,290.1	$1,172.0
Software as a Service	275.8	157.0	138.1
Total	$1,696.3	$1,447.1	$1,310.1

Combined Europe, Asia and other markets
Devices	$618.5	$614.0	$528.3
Masks and other	291.8	279.1	228.3
Total Sleep and Respiratory Care	$910.3	$893.1	$756.6

Global revenue
Devices	$1,361.6	$1,303.6	$1,161.0
Masks and other	969.2	879.6	767.6
Total Sleep and Respiratory Care	$2,330.8	$2,183.2	$1,928.6
Software as a Service	275.8	157.0	138.1
Total	$2,606.6	$2,340.2	$2,066.7

Revenue information by geographic area for the years ended June 30, 2019, 2018 and 2017 is summarized below (in millions):

	2019	2018	2017
United States	$1,588.7	$1,345.2	$1,229.2
Rest of the World	1,017.9	995.0	837.5
Total	$2,606.6	$2,340.2	$2,066.7

Long-lived assets of geographic areas are those assets used in our operations in each geographical area, and excludes goodwill, other intangible assets, and deferred tax assets. Long-lived assets by geographic area as of June 30, 2019, 2018 and 2017, is summarized below (in millions):

	2019	2018	2017
United States	$149.7	$142.3	$150.7
Australia	165.5	173.4	183.1
Rest of the World	72.3	70.8	60.4
Total	$387.5	$386.5	$394.2

PART II	Item 8

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

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions:

	Fiscal Year Ended June 30,
	2019	2018	2017
Stock options:
Weighted average grant date fair value	$21.92	$16.68	$10.89
Weighted average risk-free interest rate	2.96%	2.08%	1.61%
Expected life in years	4.9	4.9	4.9
Dividend yield	1.34% - 1.46%	1.46% - 1.65%	2.02% - 2.29%
Expected volatility	23%	23%	25%
ESPP purchase rights:
Weighted average grant date fair value	$22.12	$17.44	$12.50
Weighted average risk-free interest rate	2.4%	0.8%	0.5%
Expected life in years	6 months	6 months	6 months
Dividend yield	1.40% - 1.47%	1.47% - 1.92%	1.92% - 2.27%
Expected volatility	23%	23%	23%

During the fiscal years ended June 30, 2019 and June 30, 2018, we granted 139,000 and 167,000, performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative total stockholder return over a three-year period, up to a maximum amount to be issued under the award of 225% of the original grant. The weighted average grant date fair value of PRSUs granted during the fiscal years 2019 and 2018 was estimated at $98.23 and $76.20 per PRSU, respectively, using a Monte-Carlo simulation valuation model.

The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the years ended June 30, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Cost of sales - capitalized as part of inventory	$3,043	$2,990	$2,877
Selling, general and administrative expenses	42,700	39,754	37,096
Research and development expenses	6,330	5,668	5,952
Stock-based compensation costs	52,073	48,412	45,925
Tax benefit	(26,658)	(17,078)	(20,100)
Stock-based compensation costs, net of tax benefit	$25,415	$31,334	$25,825

(17)  Employee Retirement Plans

We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:

(1) Australia - We contribute to defined contribution plans for each employee resident in Australia. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Employees may contribute additional funds to the plans. We contribute to the plans at the rate of approximately 9.5% of the salaries of all Australian employees. Our total contributions to the plans for the years ended June 30, 2019, 2018 and 2017, were $10.0 million, $10.5 million and $9.9 million, respectively.

(2) United States - We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4.0% of the employee’s salary. Our total contributions to the plan were $6.7 million, $5.0 million and $4.3 million in fiscal 2019, 2018 and 2017, respectively.

(3) Singapore - We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 17.0% of the employee’s salary. Our total contributions to the plan were $2.6 million, $2.2 million and $1.7 million in fiscal 2019,  2018 and 2017, respectively.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(18)  Commitments

We lease buildings, motor vehicles and office equipment under operating leases. We expense rental charges for operating leases on a straight-line basis over the lease term taking into account rent concessions or holidays. Rent expenses under operating leases for the years ended June 30, 2019, 2018 and 2017, were approximately $23.4 million, $21.1 million and $20.1 million, respectively. At June 30, 2019 we had the following future minimum lease payments under non-cancelable operating leases (in thousands):

Fiscal Years	Operating Leases
2020	$23,500
2021	17,161
2022	12,403
2023	9,478
2024	7,916
Thereafter	27,555
Total minimum lease payments	$98,013

As outlined in note 3 – new accounting pronouncements, and in relation to ASU No. 2016-02, “Leases”, we expect to recognize additional right-of-use assets and lease liabilities for operating leases of approximately $60.0 million to $70.0 million as of July 1, 2019, excluding the impact of our evaluation of lease terms and several contracts that may contain an embedded lease. The table above includes operating leases that have been executed and are non-cancelable but will not commence in accordance with the provisions of the new leases guidance until after the adoption date and, therefore, will not be included in the right-of-use assets and lease liabilities for operating leases at the date of adoption.

(19)  Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business.  While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Taxation Matters

As described in note 14 – Income Taxes, we received Notices of Amended Assessments from the ATO for the tax years 2009 to 2013. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed, or $75.9 million. At September 30, 2018, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, we will not receive a refund of the amount paid in April 2018 and we would be required to pay the remaining additional income tax, accrued interest and penalties, which would be recorded as income tax expense. The ATO is currently auditing tax years 2014 to 2017, and we have also been notified by the ATO that they intend to audit tax year 2018.

In connection with the recent U.S. Tax Act and the analysis of historical tax filings, we identified an administrative oversight in our prior year tax filing relating to a gain on an internal legal entity reorganization. We have applied for relief from the U.S. Internal Revenue Service (“IRS”) and have amended the related tax returns required to correct the administrative oversight, which would indefinitely defer the recognition of this gain. We believe it is more likely than not that we will be granted this relief and therefore, have not recorded a reserve in relation to this matter during the year ended June 30, 2019.

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

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The following table summarizes the amount of receivables sold with recourse during the years ended June 30, 2019 and June 30, 2018 (in thousands):

	2019	2018
Total receivables sold:
Full recourse	$33,954	$25,829
Limited recourse	98,123	79,397
Total	$132,077	$105,226

The following table summarizes the maximum exposure on outstanding receivables sold with recourse and provision for doubtful accounts at June 30, 2019 and June 30, 2018 (in thousands):

	2019	2018
Maximum exposure on outstanding receivables:
Full recourse	$19,209	$20,139
Limited recourse	10,241	9,239
Total	$29,450	$29,378
Contingent provision for receivables with recourse	$(1,752)	$(2,277)

(20)  Derivative Instruments and Hedging Activities

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

We held foreign currency instruments with notional amounts totaling $496.9 million and $462.1 million at June 30, 2019 and June 30, 2018, respectively, to hedge foreign currency fluctuations.  These contracts mature at various dates prior to June, 2021.

The following table summarizes the amount and location of our derivative financial instruments as of June 30, 2019 and June 30, 2018 (in thousands):

	2019	2018	Balance Sheet Caption
Foreign currency hedging instruments	$371	$281	Other assets - current
Foreign currency hedging instruments	(244)	(2,373)	Accrued expenses
Foreign currency hedging instruments	(19)	(607)	Other long-term liabilities
	$108	$(2,699)

The following table summarizes the amount and location of gains (losses) associated with our derivative financial instruments and other foreign-currency-denominated transactions for the years ended June 30, 2019 and June 30, 2018, respectively (in thousands):

	Gain /(Loss) Recognized		Income Statement Caption
	2019	2018
Foreign currency hedging instruments	$1,893	$(21,294)	Other, net
Other foreign-currency-denominated transactions	(181)	19,748	Other, net
	$1,712	$(1,546)

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(21)  Business Combinations

Fiscal year ended June 30, 2019

MatrixCare

On November 13, 2018, we completed the acquisition of 100% of the shares in MatrixCare Inc. and its subsidiaries (“MatrixCare”), a provider of software solutions for skilled nursing, life plan communities, senior living and private duty, for base purchase consideration paid of $750.0 million.  This acquisition has been accounted for as a business combination using purchase accounting and included in our consolidated financial statements from November 13, 2018.  The acquisition was paid for using borrowings under our revolving credit facility.

We have not finalized the purchase price allocation in relation to this acquisition as certain appraisals associated with the valuation of intangible assets and income tax positions are not yet complete. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation during the quarter ending December 31, 2019.  The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of the acquisition is reflected in the Software as a Service segment and is not deductible for tax purposes. It mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

The preliminary fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	Preliminary	Intangible assets - useful life
Current assets	$50,325
Property, plant and equipment	4,401
Trade names	18,000	7 years
Developed technology	133,000	7 years
Customer relationships	114,000	15 years
Goodwill	517,995
Assets acquired	$837,721
Current liabilities	(13,751)
Deferred revenue	(18,339)
Deferred tax liabilities	(41,570)
Debt assumed	(151,665)
Total liabilities assumed	$(225,325)
Net assets acquired	$612,396

A reconciliation of the base consideration to the net consideration is as follows (in thousands):

Base consideration	750,000
Cash acquired	15,873
Debt assumed	(151,665)
Net working capital and other adjustments	(1,812)
Net consideration	$612,396

During the year ended June 30, 2019, revenues of $79.2 million and losses from operations of $9.1 million related to MatrixCare were included in the consolidated statement of comprehensive income. The losses from operations for the year ended June 30, 2019 was negatively impacted by $19.0 million of amortization of acquired intangible assets and fair value purchase price adjustments relating to deferred revenue of $5.3 million. Excluding the impact of these items, revenue for the year ended June 30, 2019 was $84.6 million and income from operations was $15.3 million.

The acquisition is considered a material business combination and accordingly unaudited pro forma information presented below for the year ended June 30, 2019, includes the effects of pro forma adjustments as if the acquisition of MatrixCare occurred on July 1, 2017. The pro forma results were prepared using the acquisition method of accounting and combine our historical results and MatrixCare’s for the years ended June 30, 2019 and June 30, 2018, including the effects of the business combination, primarily amortization expense related to the fair value of identifiable intangible assets acquired, interest expense associated with the financing obtained by us in connection with the acquisition, and the elimination of incurred acquisition-related costs.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The pro forma financial information presented below is not necessarily indicative of the results of operations that would have been achieved if the acquisition occurred at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

Unaudited Pro Forma Consolidated Results
(In thousands, except per share information)
	2019	2018
Revenue	$2,652,059	$2,457,242
Net income	$446,721	$295,628
Basic earnings per share	$3.12	$2.07
Diluted earnings per share	$3.09	$2.05

The unaudited pro forma consolidated results for the years ended June 30, 2019 and June 30, 2018 reflect primarily the following pro forma pre-tax adjustments:

•	Net amortization expense related to the fair value of identifiable intangible assets acquired of $0.6 million and $8.3 million for the years ended June 30, 2019 and June 30, 2018, respectively.
•	Net interest expense associated with debt that was issued to finance the acquisition of $2.6 million and $12.7 million for the years ended June 30, 2019 and June 30, 2018, respectively.
•	Elimination of pre-tax acquisition-related costs incurred by ResMed and MatrixCare of $3.7 million and $16.7 million, respectively, for the year ended June 30, 2019.
•	Net income tax expense of $1.8 million and $3.2 million for the years ended June 30, 2019 and June 30, 2018, respectively.

Other acquisitions

During the year ended June 30, 2019 we have completed the following acquisitions:

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

•

On January 6, 2019, we completed the acquisition of Propeller Health, a digital therapeutics company providing connected health solutions for people living with chronic obstructive pulmonary disease and asthma, for a total purchase consideration of $242.9 million, which adjusts for cash acquired and debt assumed at the time of acquisition. We previously held a non-controlling interest in Propeller Health’s outstanding shares. As a result of the acquisition, we recognized a fair value gain of $1.9 million in other income during the year ended June 30, 2019 associated with the previous equity investment.

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

We have not completed the purchase price allocation in relation to these acquisitions and we expect to complete this during the six months ending December 31, 2019.  We do not believe that the completion of this work will materially modify the preliminary purchase price allocation for these acquisitions. The cost of the share acquisitions was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of these acquisitions, which is predominantly not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future. Goodwill from these acquisitions has been reflected in the Software as a Service segment except for the goodwill resulting from the HB Healthcare and Propeller Health acquisitions, which have been recorded in the Sleep and Respiratory Care segment.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The fair values of assets acquired and liabilities assumed of all other acquisitions, excluding MatrixCare, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	Preliminary	Intangible assets - useful life
Current assets	$31,648
Property, plant and equipment	2,290
Deferred tax assets	5,211
Trade names	9,638	10 years
Non-compete	1,000	3 years
Developed technology	65,600	5 to 6 years
Customer relationships	42,352	5 to 15 years
Goodwill	276,325
Assets acquired	$434,064
Current liabilities	(6,641)
Deferred revenue	(3,619)
Debt assumed	(35,104)
Total liabilities assumed	$(45,364)
Net assets acquired	$388,700

During the year ended June 30, 2019, we recorded $6.1 million in acquisition related expenses.

Fiscal year ended June 30, 2018

During the year ended June 30, 2018, we did not complete any material acquisitions or record any acquisition related expense.

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

During the year ended June 30, 2017, we recognized a charge of $10.1 million in acquisition related expenses representing additional contingent consideration associated with the previous acquisition of Curative Medical Technology Inc., following the achievement of performance milestones.

(22)  Restructuring Expenses

During the year ended June 30, 2019,  we incurred restructuring expenses of $9.4 million associated with the reorganization, rationalization and relocation of some of our research and development and SaaS operations including the closure of our German research and development site. We recorded the full amount of $9.4 million during the year ended June 30, 2019, within our operating expenses, which was separately disclosed as restructuring expenses and had $5.4 million remaining in our accruals at year end. The restructuring expenses consisted primarily of severance payments to employees and contract exit costs associated with several impacted sites.

During the year ended June 30, 2018, we incurred restructuring expenses of $9.4 million associated with a global strategic workforce planning review, which resulted in a reduction in headcount across most of our functions and locations and closure of our Paris site. We recorded the full amount of $18.4 million during the year ended June 30, 2018, within our operating expenses which was separately disclosed as restructuring expenses. We had $1.5 million remaining in our employee related costs accrual at June 30, 2018, which was paid during the year ended June 30, 2019. The restructuring expenses consisted primarily of severance payments to employees and the remaining expense relating to legal and consulting services associated with the completion of the employee severances and contract exit costs associated with the Paris site.

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

RESMED INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(23)  Litigation Settlement Expenses

During the year ended June 30, 2019 we recognized litigation settlement expenses of $41.2 million associated with a tentative agreement with Office of Inspector General of the U.S. Department of Health and Human Services to civilly resolve these matters. The amount consists of the estimated payment in relation to these matters as well as additional fees and administrative costs that typically accompany such a resolution. A resolution may also include ongoing obligations, such as any imposed under a corporate integrity agreement. However, we have not yet completed negotiations, and there can be no assurance as to whether or when the parties will finalize any such negotiated resolution or what the final terms of such a resolution will be.

During the fiscal year ended June 30, 2017 we recognized litigation settlement expenses of $8.5 million associated with an agreement with Chinese manufacturer, BMC Medical, and its U.S. distributor, 3B, to settle all outstanding disputes.

(24) Subsequent Events

On July 10, 2019, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029.  The net proceeds from this transaction were used to pay down borrowings on our senior unsecured revolving credit facility.

Under the terms of the Note Purchase Agreement, we agreed to customary covenants including with respect to our corporate existence, transactions with affiliates, and mergers and other extraordinary transactions. We also agreed that, subject to limited exceptions, we will maintain a ratio of consolidated funded debt to consolidated EBITDA of no more than 3.50 to 1.00 as of the last day of any fiscal quarter, and will not at any time permit the amount of all secured and unsecured debt of us and our subsidiaries to exceed 10% of our consolidated tangible assets, determined as of the end of our most recently ended fiscal quarter.

PART II	Item 8

SCHEDULE II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

June 30, 2019, 2018 and 2017

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at End of Period
Year ended June 30, 2019
Applied against asset account
Allowance for doubtful accounts	$19,258	$12,379	$(6,466)	$25,171
Year ended June 30, 2018
Applied against asset account
Allowance for doubtful accounts	$11,150	$15,189	$(7,081)	$19,258
Year ended June 30, 2017
Applied against asset account
Allowance for doubtful accounts	$12,555	$4,269	$(5,674)	$11,150

See accompanying report of independent registered public accounting firm.

PART II	Items 9 – 9B

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019.  In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of June 30, 2019.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed, Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

Management’s assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of MatrixCare Inc, which was acquired on November 13, 2018.  The amounts excluded from the fiscal year 2019 scope represent $792.3 million of our consolidated total assets as of June 30, 2019 and $79.2 million of our consolidated net revenue for the year ended June 30, 2019.

PART II	Items 9 – 9B

RESMED INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ResMed Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited ResMed Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated August 7, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired MatrixCare, Inc., during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019, MatrixCare, Inc.’s internal control over financial reporting associated with total assets of $792.3 million (of which $766.2 million represents goodwill and intangible assets included within the scope of the assessment) and total revenues of $79.2 million included in the consolidated financial statements of the Company as of and for the year ended June 30, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of MatrixCare, Inc.

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

PART II	Items 9 – 9B

RESMED INC. AND SUBSIDIARIES

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

San Diego, California

August 7, 2019

PART II	Items 9 – 9B

RESMED INC. AND SUBSIDIARIES

ITEM 9B  OTHER INFORMATION

None.

PART III	Items 10 – 14

RESMED INC. AND SUBSIDIARIES

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2019.

We have filed as exhibits to this report for the year ended June 30, 2019, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11  EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2019.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2019.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2019.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2019.

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

2.1

Agreement and Plan of Merger, dated November 5, 2018, by and among ResMed Operations Inc., Evolved Sub, Inc., ResMed Inc., OPEL GI Holdings Limited, in its capacity as the agent acting on behalf of the holders of common stock of MatrixCare Holdings, Inc., and MatrixCare Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on November 8, 2018)

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

10.13	ResMed Inc. 2009 Incentive Award Plan. (Incorporated by reference to Exhibit 10.1 the Registrant’s Report on Form 8-K filed on November 23, 2009)
10.14	ResMed Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 the Registrant’s Report on Form 8-K filed on May 28, 2010)
10.15

Form of Restricted Stock Unit Award Agreement for Executive Officers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 3, 2011)

10.16

Form of Restricted Stock Unit Award Agreement for Directors. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 3, 2011)

10.17

Form of Stock Option Grant for Executive Officers. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 3, 2011)

10.18	Form of Stock Option Grant for Directors. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 3, 2011)

PART IV	Items 15 – 16

RESMED INC. AND SUBSIDIARIES

10.19	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers. (Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed October 4, 2012)
10.20

Amended and Restated Credit Agreement dated as of April 17, 2018, by and among ResMed Inc., as borrower, each of the lenders identified on the Revolving Credit Agreement’s signature pages as a lender, MUFG Union Bank, N.A., as administrative agent, joint lead arranger, joint book runner, swing line lender and l/c issuer, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on April 19, 2018)

10.21

Amended and Restated Unconditional Guaranty dated as of April  17, 2018, by each of the guarantors identified on the Revolving Facility Guaranty’s signature pages as a guarantor, in favor of MUFG Union Bank, N.A., in its capacity as administrative agent under the Revolving Credit Agreement. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on April 19, 2018)

10.22

Syndicated Facility Agreement, dated as of April 17, 2018, by and among ResMed Limited, as borrower, the other parties party thereto, each of the lenders identified on the Term Credit Agreement’s signature pages as a lender, MUFG Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on April 19, 2018)

10.23

Unconditional Guaranty dated as of April 17, 2018, by each of the guarantors identified on the Term Facility Guaranty’s signature pages as a guarantor, in favor of MUFG Union Bank, N.A., in its capacity as administrative agent under the Term Credit Agreement. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K filed on April 19, 2018)

10.24

First Amendment to Amended and Restated Credit Agreement, dated November 5, 2018, by and among ResMed Inc., as borrower, each of the lenders identified in the First Amendment, MUFG Union Bank, N.A., as administrative agent, joint lead arranger, joint book runner, swing line lender and letter of credit issuer, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on November 8, 2018)

10.25	The ResMed Inc. 2018 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B of ResMed Inc.’s Proxy Statement filed with the Securities and Exchange Commission on October 3, 2018.)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*       Management contract or compensatory plan or arrangement

ITEM 16  FORM 10-K SUMMARY

None.

PART IV	Signatures

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the authorized persons below.

DATED August 7, 2019

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL J. FARRELL	Chief executive officer and director	August 7, 2019
Michael J. Farrell	(Principal Executive Officer)

/S/ BRETT A. SANDERCOCK	Chief financial officer	August 7, 2019
Brett A. Sandercock	(Principal Financial Officer and Principal Accounting Officer)

/S/ PETER C. FARRELL	Non-executive chairman	August 7, 2019
Peter C. Farrell

/S/ CAROL J. BURT	Director	August 7, 2019
Carol J. Burt

/S/ JAN De WITTE	Director	August 7, 2019
Jan De Witte

/S/ RICHARD SULPIZIO	Director	August 7, 2019
Richard Sulpizio

/S/ RON TAYLOR	Director	August 7, 2019
Ron Taylor

/S/ JOHN P. WAREHAM	Director	August 7, 2019
John P. Wareham

/S/ KAREN DREXLER	Director	August 7, 2019
Karen Drexler

/S/ HARJIT GILL	Director	August 7, 2019
Harjit Gill