Form 10-Q
period 2019-09-30
RESMED INC
filed 2019-10-25
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________

FORM 10-Q

______________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At October 21, 2019, there were 143,786,123 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1. Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ and in thousands, except share and per share data)

	September 30, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$172,154	$147,128
Accounts receivable, net of allowance for doubtful accounts of $24,492 and $25,171 at September 30, 2019 and June 30, 2019, respectively	493,836	528,484
Inventories (note 3)	357,033	349,641
Prepaid expenses and other current assets	138,075	120,113
Total current assets	1,161,098	1,145,366
Non-current assets:
Property, plant and equipment, net (note 3)	382,970	387,460
Operating lease right-of-use assets (note 9)	81,650	-
Goodwill (note 4)	1,856,427	1,856,449
Other intangible assets, net (note 3)	496,847	521,950
Deferred income taxes	34,232	45,478
Prepaid taxes and other non-current assets	141,334	150,979
Total non-current assets	2,993,460	2,962,316
Total assets	$4,154,558	$4,107,682
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109,742	$115,725
Accrued expenses	231,253	266,359
Operating lease liabilities, current (note 9)	19,548	-
Deferred revenue	86,954	88,667
Income taxes payable (note 6)	90,968	73,248
Short-term debt, net (note 8)	11,992	11,992
Total current liabilities	550,457	555,991
Non-current liabilities:
Deferred revenue	82,668	81,143
Deferred income taxes	15,177	11,380
Operating lease liabilities, non-current (note 9)	65,838	-
Other long-term liabilities	2,047	2,058
Long-term debt, net (note 8)	1,208,210	1,258,861
Long-term income taxes payable (note 6)	112,910	126,056
Total non-current liabilities	1,486,850	1,479,498
Total liabilities	2,037,307	2,035,489
Commitments and contingencies (note 12)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 185,605,478 issued and 143,769,244 outstanding at September 30, 2019 and 185,491,064 issued and 143,654,830 outstanding at June 30, 2019	575	575
Additional paid-in capital	1,530,011	1,511,473
Retained earnings	2,500,506	2,436,410
Treasury stock, at cost, 41,836,234 shares at September 30, 2019 and 41,836,234 shares at June 30, 2019	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(290,585)	(253,009)
Total stockholders’ equity	2,117,251	2,072,193
Total liabilities and stockholders’ equity	$4,154,558	$4,107,682

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ and in thousands, except per share data)

	Three Months Ended September 30,
	2019	2018
Net revenue	$681,056	$588,279
Cost of sales (excluding amortization of acquired intangible assets)	276,001	245,186
Gross profit	405,055	343,093
Operating expenses:
Selling, general and administrative	167,440	147,303
Research and development	48,033	38,791
Amortization of acquired intangible assets	18,480	12,867
Total operating expenses	233,953	198,961
Income from operations	171,102	144,132
Other income (loss), net:
Interest income	449	922
Interest expense	(10,992)	(3,708)
Loss attributable to equity method investments (note 5)	(6,863)	-
Other, net	(3,109)	(2,465)
Total other income (loss), net	(20,515)	(5,251)
Income before income taxes	150,587	138,881
Income taxes	30,439	33,144
Net income	$120,148	$105,737
Basic earnings per share (note 11)	$0.84	$0.74
Diluted earnings per share (note 11)	$0.83	$0.73
Dividend declared per share	$0.39	$0.37
Basic shares outstanding (000's)	143,719	142,668
Diluted shares outstanding (000's)	145,099	144,030

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ and in thousands)

	Three Months Ended September 30,
	2019	2018
Net income	$120,148	$105,737
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	(37,576)	(12,872)
Comprehensive income	$82,572	$92,865

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2019	185,491	$575	$1,511,473	(41,836)	$(1,623,256)	$2,436,410	$(253,009)	$2,072,193
Common stock issued on exercise of options	110	-	5,609	-	-	-	-	5,609
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	4	-	(327)	-	-	-	-	(327)
Stock-based compensation costs	-	-	13,256	-	-	-	-	13,256
Other comprehensive income	-	-	-	-	-	-	(37,576)	(37,576)
Net income	-	-	-	-	-	120,148	-	120,148
Dividends declared	-	-	-	-	-	(56,052)	-	(56,052)
Balance, September 30, 2019	185,605	$575	$1,530,011	(41,836)	$(1,623,256)	$2,500,506	$(290,585)	$2,117,251

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2018	184,316	$571	$1,450,821	(41,636)	$(1,600,412)	$2,432,328	$(224,328)	$2,058,980
Common stock issued on exercise of options	12	-	513	-	-	-	-	513
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	2	-	(141)	-	-	-	-	(141)
Treasury stock purchases	-	(1)	-	(200)	(22,844)	-	-	(22,845)
Stock-based compensation costs	-	-	12,476	-	-	-	-	12,476
Other comprehensive income	-	-	-	-	-	-	(12,872)	(12,872)
Net income	-	-	-	-	-	105,737	-	105,737
Cumulative effect of change in accounting standards	-	-	-	-	-	(188,799)	-	(188,799)
Dividends declared	-	-	-	-	-	(52,793)	-	(52,793)
Balance, September 30, 2018	184,330	$570	$1,463,669	(41,836)	$(1,623,256)	$2,296,473	$(237,200)	$1,900,256

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ and in thousands)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$120,148	$105,737
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,954	30,424
Amortization of right-of-use-assets	5,963	-
Stock-based compensation costs	13,256	12,477
Loss attributable to equity method investments (note 5)	6,863	-
Impairment of equity investments (note 5)	2,590	1,711
Changes in fair value of business combination contingent consideration	(8)	(183)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	28,286	20,342
Inventories	(14,204)	(15,661)
Prepaid expenses, net deferred income taxes and other current assets	(8,407)	(7,703)
Accounts payable, accrued expenses and other	(30,078)	(99,025)
Net cash provided by operating activities	162,363	48,119
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,671)	(12,994)
Patent registration costs	(2,069)	(2,611)
Business acquisitions, net of cash acquired (note 13)	-	(126,439)
Purchases of investments (note 5)	(2,741)	(2,467)
Payments on maturity of foreign currency contracts	(5,743)	(3,678)
Net cash used in investing activities	(33,224)	(148,189)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,609	513
Taxes paid related to net share settlement of equity awards	(326)	(124)
Purchases of treasury stock	-	(19,399)
Payments of business combination contingent consideration	(302)	(240)
Proceeds from borrowings, net of borrowing costs	565,000	303,000
Repayment of borrowings	(614,003)	(86,133)
Dividends paid	(56,052)	(52,793)
Net cash provided by (used in) financing activities	(100,074)	144,824
Effect of exchange rate changes on cash	(4,039)	(3,267)
Net increase in cash and cash equivalents	25,026	41,487
Cash and cash equivalents at beginning of period	147,128	188,701
Cash and cash equivalents at end of period	$172,154	$230,188
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$30,937	$125,005
Interest paid	$10,992	$3,708
Fair value of assets acquired, excluding cash	$-	$42,807
Liabilities assumed	-	(41,905)
Goodwill on acquisition	-	125,037
Deferred payments	-	500
Cash paid for acquisitions	$-	$126,439

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.

The condensed consolidated financial statements for the three months ended September 30, 2019 and September 30, 2018 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2019.

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

Disaggregation of revenue

See note 2 – Segment Information for our net revenue disaggregated by segment, product and region for the three months ended September 30, 2019 and 2018.

Performance obligations and contract balances

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of risk and/or control of our products are provided at a point in time. For products in our Sleep and Respiratory Care business, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our SaaS business, revenue associated with professional services are recognized as they are provided. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue in our Sleep and Respiratory Care business relate primarily to extended warranties on our devices and the provision of data for patient monitoring. Performance obligations resulting in deferred revenue in our SaaS business relate primarily to the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some SaaS contracts. Generally, deferred revenue will be recognized over a period of one year to five years. The following table summarizes our contract balances (in thousands):

	September 30, 2019	June 30, 2019	Balance sheet caption
Contract assets
Accounts receivable, net	$493,836	$528,484	Accounts receivable, net
Unbilled revenue, current	8,572	9,834	Prepaid expenses and other current assets
Unbilled revenue, non-current	4,709	4,592	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(86,954)	(88,667)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(82,668)	(81,143)	Deferred revenue (non-current liabilities)

PART I – FINANCIAL INFORMATION	Item 1
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

New Accounting Pronouncements

(a) Recently issued accounting standards not yet adopted

ASU No. 2017-04 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. This guidance is effective for us beginning in the fourth quarter of fiscal year June 30, 2020 and early adoption is permitted. We currently perform a Step 0, or qualitative impairment, assessment for our Reporting Units, which we expect to continue and, therefore, anticipate that the adoption of ASU 2017-04 will not have a material impact on our consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b) Recently adopted accounting pronouncements

ASU No. 2016-02, “Leases”

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842). Under the new guidance, lessees are required to recognize a right-of-use asset (“ROU”) and a lease liability on the balance sheet for all leases, other than those that meet the definition of a short-term lease. This update will establish a lease asset and lease liability by lessees for those leases classified as operating under current GAAP. Leases are classified as either operating or finance under the new guidance. Operating leases result in straight-line expense in the income statement, similar to prior operating lease treatment, and finance leases result in more expense being recognized in the earlier years of the lease term, similar to prior capital lease treatment. For lessors, the update more closely aligns lease accounting to comparable guidance in the new revenue standards described.

Effective, July 1, 2019, we adopted the new standard on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In addition, we elected the package of practical expedients permitted under the transition guidance to not reassess (1) whether any expired or existing contracts are, or contain, leases, (2) the lease classification for expired or existing leases, and (3) initial direct costs for existing leases. In preparation for and upon adoption of this guidance, we have designed and operated internal controls over its implementation, which includes a system solution for lease administration, accounting and disclosures of financial information surrounding our leasing arrangements.

The adoption of the guidance on July 1, 2019 resulted in the recognition of ROU assets of $77.6 million and lease liabilities of $81.3 million, which all related to operating leases. The ROU assets were lower than the lease liabilities due to the derecognition of deferred rent balances of $3.7 million. We did not recognize any adjustment to the comparative period presented in the financial statements in accordance with our adoption method. The guidance did not have a material impact on our condensed consolidated statements of income.

In our Form 10-K for the year ended June 30, 2019, we estimated that the adoption of the guidance would result in the recognition of additional ROU assets and lease liabilities for operating leases of approximately $60.0 million to $70.0 million as of July 1, 2019. This range excluded the impact of our evaluation of lease terms, several contracts that may contain an embedded lease and the final assessment of the lease discount rates. During the quarter ended September 30, 2019, we finalized all remaining implementation work and the increase from our estimate of $60.0 million to $70.0 million to the opening balance of $77.6 million was primarily driven by our determination that we were reasonably certain to exercise extension options at some of our major sites, partially offset by our final discount rates generally being lower than the preliminary rate of 3.5% that was used when calculating our estimated balance upon adoption.

See note 9 - Leases for further disclosures related to our leases under the new guidance.

(2)      Segment Information

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

We evaluate the performance of our segments based on net sales and income from operations. The accounting policies of the segments are the same as those described in note 1 of our consolidated financial statements included in our Form 10-K for the year ended June 30, 2019. Segment net sales and segment income from operations do not include inter-segment profits and revenue is allocated to a geographic area based on where the products are shipped to or where the services are performed.

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

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in millions):

	Three Months Ended September 30,
	2019	2018
Revenue by segment
Total Sleep and Respiratory Care	$594.2	$540.8

Software as a Service	88.3	47.5
Deferred revenue fair value adjustment	(1.4)	-
Total Software as a Service	86.9	47.5
Total	$681.1	$588.3

Net operating profit by segment
Sleep and Respiratory Care	$198.2	$175.3
Software as a Service	23.8	15.3
Total	$222.0	$190.6

Reconciling items
Corporate costs	$30.9	$33.6
Amortization of acquired intangible assets	18.5	12.9
Deferred revenue fair value adjustment	1.4	-
Interest income	(0.4)	(0.9)
Interest expense	11.0	3.7
Loss attributable to equity method investments	6.9	-
Other, net	3.1	2.5
Income before income taxes	$150.6	$138.9

(3)      Supplemental Balance Sheet Information

Components of selected captions in the consolidated condensed balance sheets consisted of the following (in thousands):

Inventories	September 30, 2019	June 30, 2019
Raw materials	$89,118	$80,861
Work in progress	2,252	2,256
Finished goods	265,663	266,524
Total inventories	$357,033	$349,641

Property, Plant and Equipment	September 30, 2019	June 30, 2019
Property, plant and equipment, at cost	$894,084	$898,975
Accumulated depreciation and amortization	(511,114)	(511,515)
Property, plant and equipment, net	$382,970	$387,460

Other Intangible Assets	September 30, 2019	June 30, 2019
Developed/core product technology	$377,854	$401,842
Accumulated amortization	(160,151)	(157,651)
Developed/core product technology, net	217,703	244,191
Customer relationships	273,372	273,114
Accumulated amortization	(62,612)	(68,630)
Customer relationships, net	210,760	204,484
Other intangibles	171,016	176,351
Accumulated amortization	(102,632)	(103,076)
Other intangibles, net	68,384	73,275
Total other intangibles, net	$496,847	$521,950

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(4)      Goodwill

A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Three Months Ended September 30, 2019
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$616,965	$1,239,484	$1,856,449
Adjustment to fair values of preliminary purchase price allocations	-	9,105	9,105
Foreign currency translation adjustments	(9,127)	-	(9,127)
Balance at the end of the period	$607,838	$1,248,589	$1,856,427

(5)      Investments

We have a number of equity investments in privately held companies that are unconsolidated entities and are recorded in the non-current balance of other assets on the consolidated condensed balance sheets. The following table shows a reconciliation of the changes in all of our investments (in thousands):

	Three Months Ended September 30,
	2019	2018
Equity method investments
Balance at the beginning of the period	$21,667	$-
Loss attributable to equity method investments	(6,863)	-
Carrying value of equity method investments	14,804	-

Non-marketable securities
Balance at the beginning of the period	$30,436	$41,226
Investments	2,741	2,467
Impairment of investments	(2,590)	(1,711)
Carrying value of non-marketable securities	30,587	41,982

Total investments in unconsolidated entities	$45,391	$41,982

Equity investments whereby we have significant influence but not control over the investee, and are not the primary beneficiary of the investee’s activities, are accounted for under the equity method. Under this method, we record our share of gains or losses attributable to equity method investments.

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We estimate the fair value of our equity investments using Level 3 inputs to assess whether impairment losses shall be recorded.

(6)      Income Taxes

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

In connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. At September 30, 2019, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. The ATO is currently auditing tax years 2014 to 2017, and we have been notified by the ATO that they intend to audit tax year 2018. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(7)      Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets are as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Balance at the beginning of the period	$19,625	$19,227
Warranty accruals for the period	2,901	3,948
Warranty costs incurred for the period	(2,792)	(3,589)
Foreign currency translation adjustments	(572)	(261)
Balance at the end of the period	$19,162	$19,325

(8)      Debt

Debt consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Short-term debt	$12,009	$12,012
Deferred borrowing costs	(17)	(20)
Short-term debt, net	11,992	11,992
	-
Long-term debt	$1,213,000	$1,262,000
Deferred borrowing costs	(4,790)	(3,139)
Long-term debt, net	$1,208,210	$1,258,861
Total debt	$1,220,202	$1,270,853

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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At September 30, 2019, the interest rate that was being charged on the outstanding principal amounts was 3.2%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Senior Notes

On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (collectively referred to as the “Senior Notes”). Our obligations under the Note Purchase Agreement and the Senior Notes are unconditionally and irrevocably guaranteed by certain of our direct and indirect U.S. subsidiaries, including ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree LLC, Brightree Home Health & Hospice LLC, Brightree Patient Collections LLC, ResMed Operations Inc., HEALTHCAREfirst Holding Company, HCF Holdco Company, HEALTHCAREfirst, Inc., CareFacts Information Systems, LLC and Lewis Computer Services, LLC, MatrixCare Holdings Inc., MatrixCare, Inc., Reciprocal Labs Corporation and ResMed SaaS Inc., under a Subsidiary Guaranty Agreement dated as of July 10, 2019. The net proceeds from this transaction were used to pay down borrowings on our Revolving Credit Agreement.

Under the terms of the Note Purchase Agreement, we agreed to customary covenants including with respect to our corporate existence, transactions with affiliates, and mergers and other extraordinary transactions. We also agreed that, subject to limited exceptions, we will maintain a ratio of consolidated funded debt to consolidated EBITDA of no more than 3.50 to 1.00 as of the last day of any fiscal quarter, and will not at any time permit the amount of all priority secured and unsecured debt of us and our subsidiaries to exceed 10% of our consolidated tangible assets, determined as of the end of our most recently ended fiscal quarter.

At September 30, 2019, we were in compliance with our debt covenants and there was $1,225.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.

(9) Leases

We determine whether a contract is, or contains, a lease at inception. ROU assets represent our right to use an underlying asset during the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. We use our incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. ROU assets also include any lease payments made at or before lease commencement and any initial direct costs incurred, and exclude any lease incentives received.

We determine the lease term as the noncancellable period of the lease, and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheet. Some of our leases include variable lease payments that are based on costs incurred or actual usage, or adjusted periodically based on an index or a rate. Our leases do not contain any residual value guarantees and we do not account for lease and non-lease components as a single lease component. Operating leases are included in operating lease right-of-use assets and operating lease liabilities on our consolidated condensed balance sheets.

We lease certain office space, warehouses and distribution centers, manufacturing facilities, vehicles, and equipment with remaining lease terms ranging from less than 1 year to 14 years, some of which include options to extend or terminate the leases.

Operating lease costs for the three months ended September 30, 2019 were $6.0 million. Short-term and variable lease costs were not material for the three months ended September 30, 2019.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

September 30, 2019
Operating lease ROU assets	$81,650

Operating lease liabilities, current portion	19,548
Operating lease liabilities, non-current portion	65,838
Total operating lease liabilities	$85,386
-
Future minimum lease payments under noncancelable leases as of September 30, 2019 and for the periods ending June 30:
2020	$17,502
2021	16,900
2022	12,056
2023	9,629
2024	7,917
2025	5,913
Thereafter	24,988
Total lease payments	$94,905
Less: imputed interest	(9,519)
Total lease liabilities	$85,386

Weighted-average remaining lease term (years)	7.37
Weighted-average discount rate	2.9%

As of September 30, 2019, we had additional operating lease commitments of $49.9 million for manufacturing facilities and office space that have not yet commenced. These leases will commence during the year ended June 30, 2020 with lease terms of 5 years to 11 years.

Disclosures related to periods prior to adopting the new lease guidance

Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $23.4 million, $21.1 million, and $20.1 million for the years 2018, 2017, and 2016, respectively.

Future minimum lease payments (including interest) under non-cancelable operating leases at June 30, 2019 were as follows (in thousands):

Fiscal Years	Operating Leases
2020	$23,500
2021	17,161
2022	12,403
2023	9,478
2024	7,916
Thereafter	27,555
Total minimum lease payments	$98,013

(10)      Stockholders’ Equity

Common Stock.  Since the inception of our share repurchase programs and through September 30, 2019, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the three months ended September 30, 2019. During the three months ended September 30, 2018, we repurchased 200,000 shares at an aggregate purchase price of $22.8 million under our share repurchase program. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, reinstated, delayed or discontinued at any time at the discretion of our board of directors. At September 30, 2019, 12.9 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.  In April 1997, the board of directors designated 2.0 million shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at September 30, 2019 and June 30, 2019.

Stock Options and Restricted Stock Units.  We have granted stock options and restricted stock units to personnel, including officers and directors, in accordance with the amended and restated ResMed Inc. 2009 Incentive Award Plan (as amended and restated, the “2009 Plan”). The options have expiration dates of seven years from the date of grant and the options and restricted stock units vest over one year to four years.

At September 30, 2019, the maximum number of shares of our common stock authorized for issuance under the 2009 Plan was 51.1 million shares. The number of securities remaining available for future issuance under the 2009 Plan at September 30, 2019 was 16.3 million.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes option activity during the three months ended September 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,260,114	$72.91	4.4
Granted	-	-
Exercised	(110,379)	50.81
Forfeited	-	-
Outstanding at end of period	1,149,735	$75.03	4.5
Exercise price of granted options	$-
Options exercisable at end of period	594,087	$60.89

The following table summarizes the activity of restricted stock units during the three months ended September 30, 2019:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,446,170	$77.21	1.6
Granted	3,316	129.63
Vested	(5,186)	72.33
Expired / cancelled	(13,355)	79.40
Forfeited	(6,361)	79.40
Outstanding at end of period	1,424,584	$77.29	1.4

Employee Stock Purchase Plan (the “ESPP”).  Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. During the three months ended September 30, 2019 and September 30, 2018, we did not issue any shares to our employees associated with the ESPP. At September 30, 2019, the number of shares remaining available for future issuance under the ESPP is 2.4 million shares.

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 693 and 10,006 for the three months ended September 30, 2019 and September 30, 2018, respectively, were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2019	2018
Numerator:
Net income	$120,148	$105,737
Denominator:
Basic weighted-average common shares outstanding	143,719	142,668
Effect of dilutive securities:
Stock options and restricted stock units	1,380	1,362
Diluted weighted average shares	145,099	144,030
Basic earnings per share	$0.84	$0.74
Diluted earnings per share	$0.83	$0.73

PART I – FINANCIAL INFORMATION	Item 1
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

Taxation Matters

As described in note 6 – Income Taxes, we received Notices of Amended Assessments from the ATO for the tax years 2009 to 2013. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed, or $75.9 million. At September 30, 2018, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, we will not receive a refund of the amount paid in April 2018 and we would be required to pay the remaining additional income tax, accrued interest and penalties, which would be recorded as income tax expense. The ATO is currently auditing tax years 2014 to 2017, and we have also been notified by the ATO that they intend to audit tax year 2018.

In connection with the recent change in U.S. Tax laws and the analysis of historical tax filings, we identified an administrative oversight in our prior year tax filing relating to a gain on an internal legal entity reorganization. We have applied for relief from the U.S. Internal Revenue Service (“IRS”) and have amended the related tax returns required to correct the administrative oversight, which would indefinitely defer the recognition of this gain. We believe it is more likely than not that we will be granted this relief and therefore, have not recorded a reserve in relation to this matter during the three months ended September 30, 2019.

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

The following table summarizes the amount of receivables sold with recourse (in thousands):

	Three Months Ended September 30,
	2019	2018
Total receivables sold:
Full recourse	$-	$10,082
Limited recourse	33,673	18,824
Total	$33,673	$28,906

The following table summarizes the maximum exposure on outstanding receivables sold with recourse and provision for doubtful accounts (in thousands):

	September 30, 2019	June 30, 2019
Maximum exposure on outstanding receivables:
Full recourse	$9,952	$19,209
Limited recourse	13,509	10,241
Total	$23,461	$29,450
Contingent provision for receivables with recourse	$(2,747)	$(1,752)

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(13)      Business Combinations

We did not complete any acquisitions during the three months ended September 30, 2019.

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

We have not finalized the purchase price allocation in relation to this acquisition as certain appraisals associated with the valuation of income tax positions are not yet complete. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation during the quarter ending December 31, 2019. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of the acquisition is reflected in the Software as a Service segment and is not deductible for tax purposes. It mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

The preliminary fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	Preliminary	Intangible assets - useful life
Current assets	$50,325
Property, plant and equipment	4,401
Trade names	18,000	7 years
Developed technology	133,000	7 years
Customer relationships	116,000	15 years
Goodwill	516,482
Assets acquired	$838,208
Current liabilities	(14,072)
Deferred revenue	(18,505)
Deferred tax liabilities	(41,570)
Debt assumed	(151,665)
Total liabilities assumed	$(225,812)
Net assets acquired	$612,396

A reconciliation of the base consideration to the net consideration is as follows (in thousands):

Base consideration	$750,000
Cash acquired	15,873
Debt assumed	(151,665)
Net working capital and other adjustments	(1,812)
Net consideration	$612,396

Other acquisitions

During the year ended June 30, 2019, we also completed the following acquisitions:

•On July 6, 2018, we completed the acquisition of 100% of the shares in HEALTHCAREfirst Holding Company (“HEALTHCAREfirst”), a provider of software solutions and services for home health and hospice agencies, for a total purchase consideration of $126.3 million.

•On October 15, 2018, we completed the acquisition of 100% of the shares in HB Healthcare, a homecare provider in South Korea.

•On December 11, 2018, we completed the acquisition of assets in Interactive Health Network, a provider of integrated clinical and financial management software solution for long-term care companies.

•On December 13, 2018, we completed the acquisition of assets in Apacheta, a provider of cloud-based SaaS software that manages the medical equipment delivery process for home medical equipment dealers.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

•On January 6, 2019, we completed the acquisition of Propeller Health, a digital therapeutics company providing connected health solutions for people living with chronic obstructive pulmonary disease and asthma, for a total purchase consideration of $242.9 million, which adjusts for cash acquired and debt assumed at the time of acquisition. We previously held a non-controlling interest in Propeller Health’s outstanding shares. As a result of the acquisition, we recognized a fair value gain of $1.9 million in other income during the year ended June 30, 2019 associated with the previous equity investment.

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

Except for the purchase price allocation associated with the Propeller Health acquisition (and the acquisition of MatrixCare, as described above), we have completed the purchase price allocation in relation to all of these acquisitions. We expect to complete our purchase price allocation for Propeller Health during the quarter ending December 31, 2019. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation for Propeller Health. The cost of the share acquisitions was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of these acquisitions, which is predominantly not deductible for tax purposes, mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future. Goodwill from these acquisitions has been reflected in the Software as a Service segment except for the goodwill resulting from the HB Healthcare and Propeller Health acquisitions, which have been recorded in the Sleep and Respiratory Care segment.

The fair values of assets acquired and liabilities assumed of all other acquisitions, excluding MatrixCare, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	Preliminary	Intangible assets - useful life
Current assets	$31,648
Property, plant and equipment	2,290
Deferred tax assets	5,211
Trade names	7,828	10 years
Non-compete	1,000	3 years
Developed technology	48,280	5 to 6 years
Customer relationships	53,712	5 to 15 years
Goodwill	286,943
Assets acquired	$436,912
Current liabilities	(7,122)
Deferred revenue	(3,619)
Deferred tax liabilities	(2,367)
Debt assumed	(35,104)
Total liabilities assumed	$(48,212)
Net assets acquired	$388,700

During the three months ended September 30, 2019 and 2018, we did not record material acquisition related expenses.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding projections of future revenue or earnings, expenses, new product development, new product launches, new markets for our products, litigation, and tax outlook. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2019 and elsewhere in this report.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended June 30, 2019, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”), including our subsequent reports on Forms 10-Q and 8-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three months ended September 30, 2019. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of ResMed Inc. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.

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

We are committed to ongoing investment in research and development and product enhancements. During the three months ended September 30, 2019, we invested $48.0 million on research and development activities with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. Due to multiple acquisitions, including of Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.

We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software-as-a-service to out-of-hospital health providers (“SaaS”).

During the three months ended September 30, 2019, our net revenue increased by 16% compared to the three months ended September 30, 2018. Gross margin was 59.5% for the three months ended September 30, 2019 compared to 58.3% for the three months ended September 30, 2018. Diluted earnings per share for the three months ended September 30, 2019 was $0.83 per share, compared to $0.73 per share for the three months ended September 30, 2018.

At September 30, 2019, our cash and cash equivalents totaled $172.2 million, our total assets were $4.2 billion and our stockholders’ equity was $2.1 billion.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Net Revenues

Net revenue for the three months ended September 30, 2019 increased to $681.1 million from $588.3 million for the three months ended September 30, 2018, an increase of $92.8 million or 16% (a 17% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the three months ended September 30, 2019 compared to September 30, 2018 (in millions):

	Three Months Ended September 30,
	2019	2018	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$186.9	$172.4	8%
Masks and other	183.4	154.0	19
Total Sleep and Respiratory Care	$370.3	$326.4	13
Software as a Service	86.9	47.5	83
Total	$457.2	$373.9	22
Combined Europe, Asia and other markets
Devices	$151.9	$151.7	0%	4%
Masks and other	72.0	62.7	15	19
Total Sleep and Respiratory Care	$223.9	$214.4	4	8
Global revenue
Devices	$338.8	$324.1	5%	6%
Masks and other	255.4	216.7	18	19
Total Sleep and Respiratory Care	$594.2	$540.8	10	11
Software as a Service	86.9	47.5	83	83
Total	$681.1	$588.3	16	17

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue for the three months ended September 30, 2019 was $594.2 million, an increase of 10% compared to net revenue for the three months ended September 30, 2018. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $9.1 million for the three months ended September 30, 2019. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended September 30, 2019 increased by 11% compared to the three months ended September 30, 2018. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks and other.

Net revenue in U.S., Canada and Latin America for the three months ended September 30, 2019 increased to $370.3 million from $326.4 million for the three months ended September 30, 2018, an increase of $43.9 million or 13%. The increase is primarily due to an increase in unit sales of our devices and masks and other.

Net revenue in combined Europe, Asia and other markets increased for the three months ended September 30, 2019 to $223.9 million from $214.4 million for the three months ended September 30, 2018, an increase of $9.5 million or 4% (a 8% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our masks.

Net revenue from devices for the three months ended September 30, 2019 increased to $338.8 million from $324.1 million for the three months ended September 30, 2018, an increase of $14.7 million or 5%, including an increase of 8% in the United States, Canada and Latin America and an increase of 0% in combined Europe, Asia and other markets (a 4% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended September 30, 2019 increased by 6%.

Net revenue from masks and other for the three months ended September 30, 2019 increased to $255.4 million from $216.7 million for the three months ended September 30, 2018, an increase of 18%, including an increase of 19% in the United States, Canada and Latin America and an increase of 15% in combined Europe, Asia and other markets (a 19% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 19%, compared to the three months ended September 30, 2018.

Software as a Service

Net revenue from our SaaS business for the three months ended September 30, 2019 was $86.9 million, an increase of 83% compared to the three months ended September 30, 2018. The increase was predominantly due to revenue attributable to MatrixCare, which we acquired on November 13, 2018 and contributed $34.8 million in net revenue for the three months ended September 30, 2019.

Gross Profit

Gross profit increased for the three months ended September 30, 2019 to $405.1 million from $343.1 million for the three months ended September 30, 2018, an increase of $62.0 million or 18%. Gross profit as a percentage of net revenue for the three months ended September 30, 2019 was 59.5% compared to 58.3% for the three months ended September 30, 2018.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in gross margins for the three months ended September 30, 2019 and 2018 was primarily due to manufacturing and procurement efficiencies, a favorable impact from our MatrixCare acquisition and a favorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2019 to $167.4 million from $147.3 million for the three months ended September 30, 2018, an increase of $20.1 million or 14%. Selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $3.5 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended September 30, 2019 increased by 16% compared to the three months ended September 30, 2018. Selling, general and administrative expenses, as a percentage of net revenue, were 24.6% for the three months ended September 30, 2019, compared to 25.0% for the three months ended September 30, 2018.

The constant currency increase in selling, general and administrative expenses was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental selling, general and administrative expenses attributed to our recent acquisitions, selling, general and administrative expenses for the three months ended September 30, 2019 increased by 6% in constant currency terms.

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2019 to $48.0 million from $38.8 million for the three months ended September 30, 2018, an increase of $9.2 million, or 24%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.2 million for the three months ended September 30, 2019, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 27% compared to the three months ended September 30, 2018. Research and development expenses, as a percentage of net revenue, were 7.1% for the three months ended September 30, 2019, compared to 6.6% for the three months ended September 30, 2018.

The increase in research and development expenses in constant currency terms was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental research and development expenses attributed to our recent acquisitions, research and development expenses for the three months ended September 30, 2019 increased by 2% in constant currency terms.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2019 totaled $18.5 million compared to $12.9 million for the three months ended September 30, 2018. The increase in amortization expense was attributable to our recent acquisitions, in particular MatrixCare and Propeller Health.

Total Other Income (Loss), Net

Total other income (loss), net for the three months ended September 30, 2019 was a loss of $20.5 million compared to a loss of $5.3 million for the three months ended September 30, 2018. The increase in loss was due to an increase in interest expense to $11.0 million for the three months ended September 30, 2019 compared to $3.7 million for the three months ended September 30, 2018.

We also recorded losses attributable to equity method investments for the three months ended September 30, 2019 of $6.9 million compared to $0.0 million for the three months ended September 30, 2018. The losses relate to our joint venture with Verily and is accounted for using the equity method, whereby we recognize our share of the joint venture’s losses.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2019 was 20.2% as compared to 23.9% for the three months ended September 30, 2018. The decrease in our rate was primarily related to changes in the geographic mix of our earnings.

Our Singapore operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. As a result of recent changes in U.S. Tax laws, we treated all non-U.S. historical earnings as taxable during the year ended June 30, 2018. Therefore, future repatriations of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal income tax.

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

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended September 30, 2019 was $120.1 million compared to net income of $105.7 million for the three months ended September 30, 2018, an increase of 14% over the three months ended September 30, 2018.

Our diluted earnings per share for the three months ended September 30, 2019 were $0.83 per diluted share compared to $0.73 for the three months ended September 30, 2018, an increase of 14% over the three months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019 and June 30, 2019, we had cash and cash equivalents of $172.2 million and $147.1 million, respectively. Working capital was $610.6 million and $589.4 million, at September 30, 2019 and June 30, 2019, respectively. As of September 30, 2019, we had $1.2 billion of borrowings compared to $1.3 billion of borrowings at June 30, 2019.

As of September 30, 2019 and June 30, 2019, our cash and cash equivalent balances held within the United States amounted to $57.1 million and $33.6 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2019 and June 30, 2019, were $115.1 million and $113.5 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

During the year ended June 30, 2018, as a result of recent changes in U.S. tax laws, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million which was payable over the proceeding eight years. Therefore, future repatriations of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax. On June 14, 2019, the U.S. Treasury Department issued final and temporary regulations relating to the repatriation of non-U.S. earnings, which would subject certain amounts of non-U.S. earnings to U.S. taxation upon repatriation.

Our non-U.S. earnings are indefinitely reinvested, and therefore, we do not provide for U.S. tax on these earnings. In the event we were to provide for such taxes, we would recognize deferred taxes of approximately $201.6 million in U.S. federal deferred tax and $5.2 million in U.S. state deferred taxes in the consolidated financial statements.

Inventories at September 30, 2019 were $357.0 million, an increase of $7.4 million or 2% from the June 30, 2019 balance of $349.6 million. The increase in inventories was required to support our revenue growth.

Accounts receivable at September 30, 2019 were $493.8 million, a decrease of $34.7 million or 7% compared to the June 30, 2019, balance of $528.5 million. Accounts receivable days outstanding of 67 days at September 30, 2019, were the same as at June 30, 2019. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2019, was 4.7%, compared to 4.5% at June 30, 2019.

Effective, July 1, 2019, we adopted the Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842). As of September 30, 2019 and in accordance with the new guidance, we have recognized a right-of-use asset (“ROU”) of $81.7 million and a lease liability of $85.4 million on the balance sheet for all operating leases, other than those that meet the definition of a short-term lease.

During the three months ended September 30, 2019, we generated cash of $162.4 million from operations compared to $48.1 million for the three months ended September 30, 2018. The increase in cash generated from operations during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018 was primarily due to the increase in operating profit and the timing of income tax payments, which decreased to $30.9 million during the three months ended September 30, 2019 from $125.0 million during the three months ended September 30, 2018. Movements in foreign currency exchange rates during the three months ended September 30, 2019, had the effect of decreasing our cash and cash equivalents by $4.0 million, as reported in U.S. dollars.

We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the three months ended September 30, 2019. During the three months ended September 30, 2018 we repurchased 200,000 shares of our common stock at an aggregate purchase price of $22.8 million under our share repurchase program. In addition, during the three months ended September 30, 2019 and 2018, we paid dividends to holders of our common stock totaling $56.1 million and $52.8 million, respectively.

Capital expenditures for the three months ended September 30, 2019 and 2018, amounted to $22.7 million and $13.0 million, respectively. The capital expenditures for the three months ended September 30, 2019, primarily reflected investment in production tooling, buildings, equipment and machinery, and computer hardware and software. At September 30, 2019, our balance sheet reflects net property, plant and equipment of $383.0 million compared to $387.5 million at June 30, 2019.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

Details of contractual obligations at September 30, 2019, are as follows (in thousands):

		Payments Due by September 30,
In $000’s	Total	2020	2021	2022	2023	2024	Thereafter
Debt	$1,225,009	$12,009	$12,000	$12,000	$689,000	$-	$500,000
Interest on debt	222,532	40,332	39,929	39,539	26,682	16,725	59,325
Operating leases	125,515	22,208	19,425	18,261	11,451	10,248	43,922
Purchase obligations	251,871	251,210	631	27	2	1	-
Total	$1,824,927	$325,759	$71,985	$69,827	$727,135	$26,974	$603,247

Details of other commercial commitments at September 30, 2019, are as follows (in thousands):

		Amount of Commitment Expiration Per Period
In $000’s	Total	2020	2021	2022	2023	2024	Thereafter
Standby letter of credit	$10,164	$3,661	$11	$-	$46	$-	$6,446
Guarantees*	6,556	184	23	14	23	21	6,291
Total	$16,720	$3,845	$34	$14	$69	$21	$12,737

* The above guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

Credit Facility

On April 17, 2018, we entered into an amended and restated credit agreement (as amended from time to time, the “Revolving Credit Agreement”), as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger, joint book runner, swing line lender and letter of credit issuer, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner. The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $800.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million.

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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). On September 30, 2019, the interest rate that was being charged on the outstanding principal amounts was 3.2%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Senior Notes

On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”). Our obligations under the Note Purchase Agreement and the Senior Notes are unconditionally and irrevocably guaranteed by certain of our direct and indirect U.S. subsidiaries, including ResMed Corp., ResMed Motor Technologies Inc., Birdie Inc., Inova Labs, Inc., Brightree LLC, Brightree Home Health & Hospice LLC, Brightree Patient Collections LLC, ResMed Operations Inc., HEALTHCAREfirst Holding Company, HCF Holdco Company, HEALTHCAREfirst, Inc., CareFacts Information Systems, LLC and Lewis Computer Services, LLC, MatrixCare Holdings Inc., MatrixCare, Inc., Reciprocal Labs Corporation and ResMed SaaS Inc., under a Subsidiary Guaranty Agreement dated as of July 10, 2019. The net proceeds from this transaction were used to pay down borrowings on our Revolving Credit Agreement.

Under the terms of the Note Purchase Agreement, we agreed to customary covenants including with respect to our corporate existence, transactions with affiliates, and mergers and other extraordinary transactions. We also agreed that, subject to limited exceptions, we will maintain a ratio of consolidated funded debt to consolidated EBITDA of no more than 3.50 to 1.00 as of the last day of any fiscal quarter, and will not at any time permit the amount of all priority secured and unsecured debt of us and our subsidiaries to exceed 10% of our consolidated tangible assets, determined as of the end of our most recently ended fiscal quarter.

On September 30, 2019, we were in compliance with our debt covenants and there was a total of $1,225.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Common Stock

Since the inception of our share repurchase programs and through September 30, 2019, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the three months ended September 30, 2019. During the three months ended September 30, 2018, we repurchased 200,000 shares at an aggregate purchase price of $22.8 million under our share repurchase program. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At September 30, 2019, 12.9 million additional shares can be repurchased under the approved share repurchase program.

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

Refer to the note 9 – Leases where we have outlined our new policy following the adoption of Accounting Standard Codification Topic 842 – Leases during the current year. All other critical accounting policies have remained unchanged. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended June 30, 2019.

Recently Issued Accounting Pronouncements

See note 1 to the unaudited condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2019, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of September 30, 2019 (in thousands):

	U.S.		Canadian	Chinese
	Dollar	Euro	Dollar	Yuan
	(USD)	(EUR)	(CAD)	(CNY)
AUD Functional:
Assets	445,067	129,129	-	43,124
Liability	(254,069)	(98,306)	-	(2,539)
Foreign Currency Hedges	(190,000)	(27,267)	-	(22,381)
Net Total	998	3,556	-	18,204
USD Functional:
Assets	-	-	17,812	-
Liability	-	-	-	-
Foreign Currency Hedges	-	-	(15,104)	-
Net Total	-	-	2,708	-
SGD Functional:
Assets	485,367	194,928	-	(12)
Liability	(260,488)	(54,038)	-	-
Foreign Currency Hedges	(228,000)	(130,882)	-	-
Net Total	(3,121)	10,008	-	(12)

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at September 30, 2019. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	September 30, 2019	June 30, 2019
AUD/USD
Contract amount	190,000	-	190,000	(1,461)	202
Ave. contractual exchange rate	AUD 1 = USD 0.6804		AUD 1 = USD 0.6804
AUD/Euro
Contract amount	70,894	10,907	81,801	164	(124)
Ave. contractual exchange rate	AUD 1 = Euro 0.6336	AUD 1 = Euro 0.6330	AUD 1 = Euro 0.6335
SGD/Euro
Contract amount	130,882	-	130,882	1,054	40
Ave. contractual exchange rate	SGD 1 = Euro 0.6566		SGD 1 = Euro 0.6566
SGD/USD
Contract amount	228,000	-	228,000	390	71
Ave. contractual exchange rate	SGD 1 = USD 0.7222		SGD 1 = USD 0.7222
AUD/CNY
Contract amount	22,381	-	22,381	(91)	(15)
Ave. contractual exchange rate	AUD 1 = CNY 4.8950		AUD 1 = CNY 4.8950
USD/CAD
Contract amount	15,104	-	15,104	193	(66)
Ave. contractual exchange rate	USD 1 = CAD 1.3075		USD 1 = CAD 1.3075

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2019, we held cash and cash equivalents of $172.2 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At September 30, 2019, there was $725.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. At September 30, 2019, there was $500.0 million outstanding under the Senior Notes, of which $250.0 million was subject to a fixed interest rate of 3.24% and $250.0 million was subject to a fixed interest rate of 3.45%. A hypothetical 10% change in interest rates during the three months ended September 30, 2019, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

We have tentatively agreed with the government to civilly resolve these matters for a payment of $39.5 million and we expect to also incur additional fees and administrative costs that typically accompany such a resolution. As a result, in the year ended June 30, 2019 we reserved $41.2 million for the expenses we expect to incur in connection with this settlement. A resolution may also include ongoing obligations, such as any imposed under a corporate integrity agreement. However, we have not yet completed negotiations, and there can be no assurance as to whether or when the parties will finalize any such negotiated resolution or what the final terms of such a resolution will be.

Item 1A      Risk Factors

The discussion of our business and operations should be read together with the risk factors and contained in our annual report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the SEC and describe the various risks and uncertainties to which we are or may become subject. As of September 30, 2019, there have been no further material changes to such risk factors.

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

We temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the three months ended September 30, 2019. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion.

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
101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on October 24, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

October 24, 2019

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)