Form 10-Q
period 2019-12-31
RESMED INC
filed 2020-01-31
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________

FORM 10-Q

______________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At January 27, 2020, there were 144,616,947 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1. Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ and in thousands, except share and per share data)

	December 31, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$204,095	$147,128
Accounts receivable, net of allowance for doubtful accounts of $26,854 and $25,171 at December 31, 2019 and June 30, 2019, respectively	528,039	528,484
Inventories (note 3)	377,784	349,641
Prepaid expenses and other current assets	190,567	120,113
Total current assets	1,300,485	1,145,366
Non-current assets:
Property, plant and equipment, net (note 3)	408,364	387,460
Operating lease right-of-use assets (note 9)	96,745	-
Goodwill (note 4)	1,870,647	1,856,449
Other intangible assets, net (note 3)	480,861	521,950
Deferred income taxes	32,889	45,478
Prepaid taxes and other non-current assets	163,948	150,979
Total non-current assets	3,053,454	2,962,316
Total assets	$4,353,939	$4,107,682
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$114,322	$115,725
Accrued expenses	217,847	266,359
Operating lease liabilities, current (note 9)	20,038	-
Deferred revenue	92,950	88,667
Income taxes payable (note 6)	42,904	73,248
Short-term debt, net (note 8)	11,984	11,992
Total current liabilities	500,045	555,991
Non-current liabilities:
Deferred revenue	86,140	81,143
Deferred income taxes	27,709	11,380
Operating lease liabilities, non-current (note 9)	79,458	-
Other long-term liabilities	2,062	2,058
Long-term debt, net (note 8)	1,287,509	1,258,861
Long-term income taxes payable (note 6)	112,910	126,056
Total non-current liabilities	1,595,788	1,479,498
Total liabilities	2,095,833	2,035,489
Commitments and contingencies (note 12)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 186,434,945 issued and 144,598,711 outstanding at December 31, 2019 and 185,491,064 issued and 143,654,830 outstanding at June 30, 2019	578	575
Additional paid-in capital	1,521,992	1,511,473
Retained earnings	2,604,910	2,436,410
Treasury stock, at cost, 41,836,234 shares at December 31, 2019 and June 30, 2019	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(246,118)	(253,009)
Total stockholders’ equity	2,258,106	2,072,193
Total liabilities and stockholders’ equity	$4,353,939	$4,107,682

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ and in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net revenue	$736,157	$651,100	$1,417,213	$1,239,380

Cost of sales	296,975	267,369	572,976	512,556
Amortization of acquired intangible assets	12,052	9,199	25,488	16,154
Total cost of sales	309,027	276,568	598,464	528,710
Gross profit	427,130	374,532	818,749	710,670

Selling, general and administrative	171,422	161,579	338,862	308,881
Research and development	49,943	43,111	97,976	81,902
Amortization of acquired intangible assets	8,556	6,641	13,599	12,553
Litigation settlement expenses	(600)	-	(600)	-
Acquisition related expenses	-	6,123	-	6,123
Total operating expenses	229,321	217,454	449,837	409,459
Income from operations	197,809	157,078	368,912	301,211
Other income (loss), net:
Interest income	202	678	650	1,600
Interest expense	(10,220)	(7,487)	(21,212)	(11,195)
Loss attributable to equity method investments (note 5)	(6,924)	(3,375)	(13,786)	(3,375)
Other, net	(2,115)	(621)	(5,225)	(3,086)
Total other income (loss), net	(19,057)	(10,805)	(39,573)	(16,056)
Income before income taxes	178,752	146,273	329,339	285,155
Income taxes	18,198	21,634	48,637	54,778
Net income	$160,554	$124,639	$280,702	$230,377
Basic earnings per share (note 11)	$1.11	$0.87	$1.95	$1.61
Diluted earnings per share (note 11)	$1.10	$0.86	$1.93	$1.60
Dividend declared per share	$0.39	$0.37	$0.78	$0.74
Basic shares outstanding (000's)	144,212	142,923	143,966	142,796
Diluted shares outstanding (000's)	145,575	144,349	145,479	144,418

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ and in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income	$160,554	$124,639	$280,702	$230,377
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	44,467	(13,117)	6,891	(25,989)
Comprehensive income	$205,021	$111,522	$287,593	$204,388

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2019	185,491	$575	$1,511,473	(41,836)	$(1,623,256)	$2,436,410	$(253,009)	$2,072,193
Common stock issued on exercise of options	110	-	5,609	-	-	-	-	5,609
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	4	-	(327)	-	-	-	-	(327)
Stock-based compensation costs	-	-	13,256	-	-	-	-	13,256
Other comprehensive income	-	-	-	-	-	-	(37,576)	(37,576)
Net income	-	-	-	-	-	120,148	-	120,148
Dividends declared	-	-	-	-	-	(56,052)	-	(56,052)
Balance, September 30, 2019	185,605	$575	$1,530,011	(41,836)	$(1,623,256)	$2,500,506	$(290,585)	$2,117,251
Common stock issued on exercise of options	117	-	6,498	-	-	-	-	6,498
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	576	3	(40,764)	-	-	-	-	(40,761)
Common stock issued on employee stock purchase plan	137	-	12,190	-	-	-	-	12,190
Treasury stock purchases	-	-		-	-	-	-	-
Stock-based compensation costs	-	-	14,057	-	-	-	-	14,057
Other comprehensive income	-	-	-	-	-	-	44,467	44,467
Net income	-	-	-	-	-	160,554	-	160,554
Dividends declared	-	-	-	-	-	(56,150)	-	(56,150)
Balance, December 31, 2019	186,435	$578	$1,521,992	(41,836)	$(1,623,256)	$2,604,910	$(246,118)	$2,258,106

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2018	184,316	$571	$1,450,821	(41,636)	$(1,600,412)	$2,432,328	$(224,328)	$2,058,980
Common stock issued on exercise of options	12	-	513	-	-	-	-	513
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	2	-	(141)	-	-	-	-	(141)
Treasury stock purchases	-	(1)	-	(200)	(22,844)	-	-	(22,845)
Stock-based compensation costs	-	-	12,476	-	-	-	-	12,476
Other comprehensive income	-	-	-	-	-	-	(12,872)	(12,872)
Net income	-	-	-	-	-	105,738	-	105,738
Cumulative effect of change in accounting standards	-	-	-	-	-	(188,799)	-	(188,799)
Dividends declared	-	-	-	-	-	(52,794)	-	(52,794)
Balance, September 30, 2018	184,330	$570	$1,463,669	(41,836)	$(1,623,256)	$2,296,473	$(237,200)	$1,900,256
Common stock issued on exercise of options	36	-	1,263	-	-	-	-	1,263
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	623	2	(27,343)	-	-	-	-	(27,341)
Common stock issued on employee stock purchase plan	129	1	10,575	-	-	-	-	10,576
Treasury stock purchases	-	-		-	-	-	-	-
Stock-based compensation costs	-	-	12,541	-	-	-	-	12,541
Other comprehensive income	-	-	-	-	-	-	(13,117)	(13,117)
Net income	-	-	-	-	-	124,639	-	124,639
Dividends declared	-	-	-	-	-	(52,773)	-	(52,773)
Balance, December 31, 2018	185,118	$573	$1,460,705	(41,836)	$(1,623,256)	$2,368,339	$(250,317)	$1,956,044

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ and in thousands)

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$280,702	$230,377
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,077	66,453
Amortization of right-of-use-assets	12,323	-
Stock-based compensation costs	27,309	25,011
Loss attributable to equity method investments (note 5)	13,786	3,375
Impairment of equity investments (note 5)	5,419	2,959
Changes in fair value of business combination contingent consideration	(7)	(272)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(275)	32,366
Inventories	(28,294)	(30,570)
Prepaid expenses, net deferred income taxes and other current assets	(66,818)	(26,922)
Accounts payable, accrued expenses and other	(88,927)	(125,190)
Net cash provided by operating activities	232,295	177,587
Cash flows from investing activities:
Purchases of property, plant and equipment	(47,771)	(31,425)
Patent registration costs	(4,871)	(4,643)
Business acquisitions, net of cash acquired (note 13)	(3,423)	(739,249)
Purchases of investments (note 5)	(21,841)	(27,967)
Payments on maturity of foreign currency contracts	1,064	(3,127)
Net cash used in investing activities	(76,842)	(806,411)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	24,297	12,784
Taxes paid related to net share settlement of equity awards	(41,091)	(27,340)
Purchases of treasury stock	-	(22,844)
Payments of business combination contingent consideration	(302)	(430)
Proceeds from borrowings, net of borrowing costs	730,000	1,091,230
Repayment of borrowings	(700,012)	(352,798)
Dividends paid	(112,202)	(105,567)
Net cash provided by (used in) financing activities	(99,310)	595,035
Effect of exchange rate changes on cash	824	(5,444)
Net increase (decrease) in cash and cash equivalents	56,967	(39,233)
Cash and cash equivalents at beginning of period	147,128	188,701
Cash and cash equivalents at end of period	$204,095	$149,468
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$141,948	$192,497
Interest paid	$21,212	$11,195
Fair value of assets acquired, excluding cash	$3,000	$343,470
Liabilities assumed	-	(298,554)
Goodwill on acquisition	-	695,353
Deferred payments	423	(852)
Fair value of contingent consideration	-	(168)
Cash paid for acquisitions	$3,423	$739,249

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(1)      Summary of Significant Accounting Policies

Organization and Basis of Presentation

ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, Malaysia, France, China and the United States. Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia, Japan, China, Finland, Norway and Sweden.

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

The condensed consolidated financial statements for the three and six months ended December 31, 2019 and December 31, 2018 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2019.

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

Disaggregation of revenue

See note 2 – Segment Information for our net revenue disaggregated by segment, product and region for the three and six months ended December 31, 2019 and 2018.

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

	December 31, 2019	June 30, 2019	Balance sheet caption
Contract assets
Accounts receivable, net	$528,039	$528,484	Accounts receivable, net
Unbilled revenue, current	7,792	9,834	Prepaid expenses and other current assets
Unbilled revenue, non-current	5,186	4,592	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(92,950)	(88,667)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(86,140)	(81,143)	Deferred revenue (non-current liabilities)

PART I – FINANCIAL INFORMATION	Item 1
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

(c) Adjustment to prior periods

Within our condensed consolidated statements of income for the three and six months ended December 31, 2019 and 2018, cost of sales has been adjusted to include amortization of acquired intangible assets directly applicable to revenue. As a result, gross profit now includes amortization of acquired intangible assets relating to cost of sales and operating expenses have been reduced by this amount. There was no impact on income from operations, income before taxes or net income, as a result of this reclassification. The adjustments to the previously reported amounts are not material.

The table below presents a reconciliation of amortization of acquired intangible assets by income statement caption summing to total amortization of acquired intangible assets as previously reported (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2018
Amortization of intangible assets related to cost of sales	$9,199	$16,154
Amortization of intangible assets related to operating expenses	6,641	12,553
Total	$15,840	$28,707

The table below presents a reconciliation of gross profit as previously reported adjusted for the amortization of acquired intangible assets now included in cost of sales (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2018
Gross profit as previously reported	$383,731	$726,824
Amortization of intangible assets related to cost of sales	(9,199)	(16,154)
Gross profit	$374,532	$710,670

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(2)      Segment Information

We have quantitatively and qualitatively determined that we operate in two operating segments, which are the Sleep and Respiratory Care segment and the SaaS segment.

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

The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenue by segment
Total Sleep and Respiratory Care	$649,451	$587,894	$1,243,617	$1,128,708

Software as a Service	87,363	65,235	175,698	112,701
Deferred revenue fair value adjustment	(657)	(2,029)	(2,102)	(2,029)
Total Software as a Service	86,706	63,206	173,596	110,672
Total	$736,157	$651,100	$1,417,213	$1,239,380

Net operating profit by segment
Sleep and Respiratory Care	$230,097	$196,542	$428,260	$372,244
Software as a Service	21,339	17,061	45,135	32,384
Total	$251,436	$213,603	$473,395	$404,628

Reconciling items
Corporate costs	$32,962	$32,533	$63,894	$66,558
Amortization of acquired intangible assets	20,608	15,840	39,087	28,707
Litigation settlement expenses	(600)	-	(600)	-
Acquisition related expenses	-	6,123	-	6,123
Deferred revenue fair value adjustment	657	2,029	2,102	2,029
Interest income	(202)	(678)	(650)	(1,600)
Interest expense	10,220	7,487	21,212	11,195
Loss attributable to equity method investments	6,924	3,375	13,786	3,375
Other, net	2,115	621	5,225	3,086
Income before income taxes	$178,752	$146,273	$329,339	$285,155

(3)      Supplemental Balance Sheet Information

Components of selected captions in the consolidated condensed balance sheets consisted of the following (in thousands):

Inventories	December 31, 2019	June 30, 2019
Raw materials	$98,047	$80,861
Work in progress	2,063	2,256
Finished goods	277,674	266,524
Total inventories	$377,784	$349,641

Property, Plant and Equipment	December 31, 2019	June 30, 2019
Property, plant and equipment, at cost	$947,877	$898,975
Accumulated depreciation and amortization	(539,513)	(511,515)
Property, plant and equipment, net	$408,364	$387,460

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Other Intangible Assets	December 31, 2019	June 30, 2019
Developed/core product technology	$379,470	$401,842
Accumulated amortization	(173,797)	(157,651)
Developed/core product technology, net	205,673	244,191
Customer relationships	277,222	273,114
Accumulated amortization	(69,320)	(68,630)
Customer relationships, net	207,902	204,484
Other intangibles	177,770	176,351
Accumulated amortization	(110,484)	(103,076)
Other intangibles, net	67,286	73,275
Total other intangibles, net	$480,861	$521,950

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.

(4)      Goodwill

A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Six Months Ended December 31, 2019
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$616,965	$1,239,484	$1,856,449
Adjustment to fair values of preliminary purchase price allocations	526	16,282	16,808
Foreign currency translation adjustments	(2,610)	-	(2,610)
Balance at the end of the period	$614,881	$1,255,766	$1,870,647

(5)      Investments

We have a number of equity investments in privately held companies that are unconsolidated entities and are recorded in the non-current balance of other assets on the consolidated condensed balance sheets. The following table shows a reconciliation of the changes in all of our investments (in thousands):

	Six Months Ended December 31,
	2019	2018
Equity method investments
Balance at the beginning of the period	$21,667	$-
Investments	17,500	25,000
Loss attributable to equity method investments	(13,786)	(3,375)
Carrying value of equity method investments	25,381	21,625

Non-marketable securities
Balance at the beginning of the period	$30,436	$41,226
Investments	4,341	2,967
Impairment of investments	(5,419)	(2,959)
Carrying value of non-marketable securities	29,358	41,234

Total investments in unconsolidated entities	$54,739	$62,859

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

In connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. At December 31, 2019, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. The ATO is currently auditing tax years 2014 to 2018. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position.

(7)      Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets are as follows (in thousands):

	Six Months Ended December 31,
	2019	2018
Balance at the beginning of the period	$19,625	$19,227
Warranty accruals for the period	6,776	7,832
Warranty costs incurred for the period	(6,191)	(7,253)
Foreign currency translation adjustments	76	(431)
Balance at the end of the period	$20,286	$19,375

(8)      Debt

Debt consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Short-term debt	$12,000	$12,012
Deferred borrowing costs	(16)	(20)
Short-term debt, net	11,984	11,992
	-
Long-term debt	$1,292,000	$1,262,000
Deferred borrowing costs	(4,491)	(3,139)
Long-term debt, net	$1,287,509	$1,258,861
Total debt	$1,299,493	$1,270,853

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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At December 31, 2019, the interest rate that was being charged on the outstanding principal amounts was 2.8%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility.

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as LIBOR plus the spreads described above, its carrying amount is equivalent to its fair value as at December 31, 2019 and June 30, 2019.

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

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of December 31, 2019, the Senior Notes have a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $513.2 million. As of December 31, 2019, the Revolving Credit Agreement and Term Credit Agreement had a total carrying amount of $804.0 million, excluding deferred borrowing costs, and an estimated fair value of $804.0 million. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

At December 31, 2019, we were in compliance with our debt covenants and there was $1,304.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.

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

We determine the lease term as the non-cancellable period of the lease, and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheet. Some of our leases include variable lease payments that are based on costs incurred or actual usage, or adjusted periodically based on an index or a rate. Our leases do not contain any residual value guarantees and we do not account for lease and non-lease components as a single lease component. Operating leases are included in operating lease right-of-use assets and operating lease liabilities on our consolidated condensed balance sheets.

We lease certain office space, warehouses and distribution centers, manufacturing facilities, vehicles, and equipment with remaining lease terms ranging from less than 1 year to 13 years, some of which include options to extend or terminate the leases.

Operating lease costs for the three and six months ended December 31, 2019 were $6.4 million and $12.4 million, respectively. Short-term and variable lease costs were not material for the three and six months ended December 31, 2019.

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

December 31, 2019
Operating lease ROU assets	$96,745

Operating lease liabilities, current portion	20,038
Operating lease liabilities, non-current portion	79,458
Total operating lease liabilities	$99,496

Weighted-average remaining lease term (years)	7.4
Weighted-average discount rate	2.86%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 and for the periods ending June 30 of the years indicated below were as follows (in thousands):

In $000’s	Total	2020	2021	2022	2023	2024	2025	Thereafter
Minimum lease payments	$114,513	$11,747	$20,482	$16,022	$13,025	$9,952	$8,202	$35,083
Less: imputed interest	(15,017)
Total lease liabilities	$99,496

As of December 31, 2019, we had additional operating lease commitments of $35.4 million for manufacturing facilities and office space that have not yet commenced. These leases will commence during the year ended June 30, 2020 and 2021 with lease terms of 2 years to 11 years.

Disclosures related to periods prior to adopting the new lease guidance

We lease certain facilities and equipment under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $23.4 million, $21.1 million, and $20.1 million for the years ended June 30, 2019, 2018, and 2017, respectively.

Future minimum lease payments (including interest) under non-cancellable operating leases at June 30, 2019 were as follows (in thousands):

		Fiscal Years Ending June 30
In $000’s	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases	$98,013	$23,500	$17,161	$12,403	$9,478	$7,916	$27,555

(10)      Stockholders’ Equity

Common Stock.  Since the inception of our share repurchase programs and through December 31, 2019, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the three months ended December 31, 2019. During the six months ended

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

December 31, 2018, we repurchased 200,000 shares at an aggregate purchase price of $22.8 million under our share repurchase program. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, reinstated, delayed or discontinued at any time at the discretion of our board of directors. At December 31, 2019, 12.9 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.  In April 1997, the board of directors designated 2.0 million shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at December 31, 2019 and June 30, 2019.

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

At December 31, 2019, the maximum number of shares of our common stock authorized for issuance under the 2009 Plan was 51.1 million shares. The number of securities remaining available for future issuance under the 2009 Plan at December 31, 2019 was 15.0 million.

The following table summarizes option activity during the six months ended December 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,260,114	$72.91	4.4
Granted	162,180	146.34
Exercised	(226,773)	53.39
Forfeited	(4,342)	110.19
Outstanding at end of period	1,191,179	$86.49	4.8
Exercise price of granted options	$146.34
Options exercisable at end of period	753,219	$69.96

The following table summarizes the activity of restricted stock units during the six months ended December 31, 2019:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,446,170	$77.21	1.6
Granted	359,704	140.87
Vested*	(861,256)	60.48
Performance factor adjustment	272,195	-
Expired / cancelled	(16,146)	80.37
Forfeited	(5,023)	80.37
Outstanding at end of period	1,195,644	$102.36	2.0

*Includes 281,448 shares netted for tax

Employee Stock Purchase Plan (the “ESPP”).  Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. During the six months ended December 31, 2019 and December 31, 2018, we issued 137,000 and 129,000 shares to our employees associated with the ESPP, respectively. At December 31, 2019, the number of shares remaining available for future issuance under the ESPP is 2.1 million shares.

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
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 73,509 and 161,036 for the three months ended December 31, 2019 and December 31, 2018, respectively, and 88,624 and 85,521 for the six months ended December 31, 2019 and December 31, 2018, respectively, as the effect would have been anti-dilutive.

Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net income	$160,554	$124,639	$280,702	$230,377
Denominator:
Basic weighted-average common shares outstanding	144,212	142,923	143,966	142,796
Effect of dilutive securities:
Stock options and restricted stock units	1,363	1,426	1,513	1,622
Diluted weighted average shares	145,575	144,349	145,479	144,418
Basic earnings per share	$1.11	$0.87	$1.95	$1.61
Diluted earnings per share	$1.10	$0.86	$1.93	$1.60

(12)      Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business.  While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Taxation Matters

As described in note 6 – Income Taxes, we received Notices of Amended Assessments from the ATO for the tax years 2009 to 2013. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed, or $75.9 million. At September 30, 2018, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, we will not receive a refund of the amount paid in April 2018 and we would be required to pay the remaining additional income tax, accrued interest and penalties, which would be recorded as income tax expense. The ATO is currently auditing tax years 2014 to 2018.

In connection with the recent change in U.S. Tax laws and the analysis of historical tax filings, we identified an administrative oversight in our prior year tax filing relating to a gain on an internal legal entity reorganization. We have applied for relief from the U.S. Internal Revenue Service (“IRS”) and have amended the related tax returns required to correct the administrative oversight, which would indefinitely defer the recognition of this gain. We believe it is more likely than not that we will be granted this relief and therefore, have not recorded a reserve in relation to this matter for the six months ended December 31, 2019.

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

The following table summarizes the amount of receivables sold with recourse (in thousands):

	Six Months Ended December 31,
	2019	2018
Total receivables sold:
Full recourse	$-	$18,993
Limited recourse	59,338	41,329
Total	$59,338	$60,322

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the maximum exposure on outstanding receivables sold with recourse and provision for doubtful accounts (in thousands):

	December 31, 2019	June 30, 2019
Maximum exposure on outstanding receivables:
Full recourse	$5,059	$19,209
Limited recourse	22,387	10,241
Total	$27,446	$29,450
Contingent provision for receivables with recourse	$(3,841)	$(1,752)

(13)      Business Combinations

MatrixCare

On November 13, 2018, we completed the acquisition of 100% of the shares in MatrixCare, Inc. and its subsidiaries (“MatrixCare”), a provider of software solutions for skilled nursing, life plan communities, senior living and private duty, for base purchase consideration paid of $750.0 million. This acquisition has been accounted for as a business combination using purchase accounting and included in our consolidated financial statements from November 13, 2018. The acquisition was paid for using borrowings under our revolving credit facility.

We completed the purchase price allocation in relation to this acquisition during the quarter ended December 31, 2019. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of the acquisition is reflected in the Software as a Service segment and is not deductible for tax purposes. It mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

The fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	Preliminary as of June 30, 2019	Adjustments	Final	Intangible assets - useful life
Current assets	$50,325	$-	$50,325
Property, plant and equipment	4,401	-	4,401
Trade names	18,000	-	18,000	7 years
Developed technology	133,000	-	133,000	7 years
Customer relationships	114,000	2,000	116,000	15 years
Goodwill	517,995	5,664	523,659
Assets acquired	$837,721	$7,664	$845,385
Current liabilities	(13,751)	(255)	(14,006)
Deferred revenue	(18,339)	(166)	(18,505)
Deferred tax liabilities	(41,570)	(7,243)	(48,813)
Debt assumed	(151,665)	-	(151,665)
Total liabilities assumed	$(225,325)	$(7,664)	$(232,989)
Net assets acquired	$612,396	$-	$612,396

A reconciliation of the base consideration to the net consideration is as follows (in thousands):

Base consideration	$750,000
Cash acquired	15,873
Debt assumed	(151,665)
Net working capital and other adjustments	(1,812)
Net consideration	$612,396

PART I – FINANCIAL INFORMATION	Item 1
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

The fair values of assets acquired and liabilities assumed of all other acquisitions described above, excluding MatrixCare, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

	Final	Intangible assets - useful life
Current assets	$31,648
Property, plant and equipment	2,290
Deferred tax assets	5,211
Trade names	7,828	10 years
Non-compete	1,000	3 years
Developed technology	48,280	5 to 6 years
Customer relationships	53,712	5 to 15 years
Goodwill	287,469
Assets acquired	$437,438
Current liabilities	(7,648)
Deferred revenue	(3,619)
Deferred tax liabilities	(2,367)
Debt assumed	(35,104)
Total liabilities assumed	$(48,738)
Net assets acquired	$388,700

During the six months ended December 31, 2019 we did not record any material acquisition-related expenses and during the six months ended December 31, 2018, we recorded acquisition-related expenses of $6.1 million.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding expectations of future revenue or earnings, expenses, new product development, new product launches, new markets for our products, litigation, and tax outlook. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2019 and elsewhere in this report.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and six months ended December 31, 2019. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our results of operations and financial condition. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.

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

We are committed to ongoing investment in research and development and product enhancements. During the three months ended December 31, 2019, we invested $49.9 million on research and development activities with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.

We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software-as-a-service to out-of-hospital health providers (“SaaS”).

During the three months ended December 31, 2019, our net revenue increased by 13% compared to the three months ended December 31, 2018. Gross margin was 58.0% for the three months ended December 31, 2019 compared to 57.5% for the three months ended December 31, 2018. Diluted earnings per share for the three months ended December 31, 2019 was $1.10 per share, compared to $0.86 per share for the three months ended December 31, 2018.

At December 31, 2019, our cash and cash equivalents totaled $204.1 million, our total assets were $4.4 billion and our stockholders’ equity was $2.3 billion.

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

In order to assist readers of our consolidated financial statements in understanding the operating results that management uses to evaluate the business and for financial planning purposes, we present the following non-GAAP measures as a complement to financial results prepared in accordance with U.S. GAAP: gross profit and gross margin. The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with GAAP.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue for the Three Months Ended December 31, 2019

Net revenue for the three months ended December 31, 2019 increased to $736.2 million from $651.1 million for the three months ended December 31, 2018, an increase of $85.1 million or 13% (a 14% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the three months ended December 31, 2019 compared to December 31, 2018 (in millions):

	Three Months Ended December 31,
	2019	2018	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$203.5	$186.5	9%
Masks and other	204.5	172.0	19
Total Sleep and Respiratory Care	$408.0	$358.5	14
Software as a Service	86.7	63.2	37
Total	$494.7	$421.7	17
Combined Europe, Asia and other markets
Devices	$162.3	$156.2	4%	6%
Masks and other	79.2	73.2	8	11
Total Sleep and Respiratory Care	$241.5	$229.4	5	8
Global revenue
Devices	$365.8	$342.7	7%	8%
Masks and other	283.7	245.2	16	16
Total Sleep and Respiratory Care	$649.5	$587.9	10	11
Software as a Service	86.7	63.2	37	37
Total	$736.2	$651.1	13	14

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue for the three months ended December 31, 2019 was $649.5 million, an increase of 10% compared to net revenue for the three months ended December 31, 2018. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $5.5 million for the three months ended December 31, 2019. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended December 31, 2019 increased 11% compared to the three months ended December 31, 2018. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks.

Net revenue in U.S., Canada and Latin America for the three months ended December 31, 2019 increased to $408.0 million from $358.5 million for the three months ended December 31, 2018, an increase of $49.5 million or 14%. The increase was primarily due to an increase in unit sales of our devices and masks.

Net revenue in combined Europe, Asia and other markets increased for the three months ended December 31, 2019 to $241.5 million from $229.4 million for the three months ended December 31, 2018, an increase of $12.1 million or 5% (an 8% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets was primarily due to an increase in unit sales of our devices and masks.

Net revenue from devices for the three months ended December 31, 2019 increased to $365.8 million from $342.7 million for the three months ended December 31, 2018, an increase of $23.1 million or 7%, including an increase of 9% in the United States, Canada and Latin America and an increase of 4% in combined Europe, Asia and other markets (a 6% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended December 31, 2019 increased by 8%.

Net revenue from masks and other for the three months ended December 31, 2019 increased to $283.7 million from $245.2 million for the three months ended December 31, 2018, an increase of $38.5 million or 16%, including an increase of 19% in the United States, Canada and Latin America and an increase of 8% in combined Europe, Asia and other markets (an 11% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 16%, compared to the three months ended December 31, 2018.

Software as a Service

Net revenue from our SaaS business for the three months ended December 31, 2019 was $86.7 million, an increase of 37% compared to the three months ended December 31, 2018. The increase was predominantly due to revenue attributable to MatrixCare, which we acquired on November 13, 2018.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue for the Six Months Ended December 31, 2019

Net revenue for the six months ended December 31, 2019 increased to $1,417.2 million from $1,239.4 million for the six months ended December 31, 2018, an increase of $177.8 million or 14% (a 15% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the six months ended December 31, 2019 compared to December 31, 2018 (in millions):

	Six Months Ended December 31,
	2019	2018	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$390.4	$358.9	9%
Masks and other	387.8	326.1	19
Total Sleep and Respiratory Care	$778.2	$685.0	14
Software as a Service	173.6	110.7	57
Total	$951.8	$795.7	20
Combined Europe, Asia and other markets
Devices	$314.2	$307.9	2%	5%
Masks and other	151.2	135.8	11	15
Total Sleep and Respiratory Care	$465.4	$443.7	5	8
Global revenue
Devices	$704.6	$666.8	6%	7%
Masks and other	539.0	461.9	17	18
Total Sleep and Respiratory Care	$1,243.6	$1,128.7	10	11
Software as a Service	173.6	110.7	57	57
Total	$1,417.2	$1,239.4	14	15

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue for the six months ended December 31, 2019 was $1,243.6 million, an increase of 10% compared to net revenue for the six months ended December 31, 2018. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $14.5 million for the six months ended December 31, 2019. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the six months ended December 31, 2019 increased by 11% compared to the six months ended December 31, 2018. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks.

Net revenue in U.S., Canada and Latin America for the six months ended December 31, 2019 increased to $778.2 million from $685.0 million for the six months ended December 31, 2018, an increase of $93.2 million or 14%. The increase was primarily due to an increase in unit sales of our devices and masks.

Net revenue in combined Europe, Asia and other markets increased for the six months ended December 31, 2019 to $465.4 million from $443.7 million for the six months ended December 31, 2018, an increase of $21.7 million or 5% (an 8% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets was primarily due to an increase in unit sales of our devices and masks.

Net revenue from devices for the six months ended December 31, 2019 increased to $704.6 million from $666.8 million for the six months ended December 31, 2018, an increase of $37.8 million or 6%, including an increase of 9% in the United States, Canada and Latin America and an increase of 2% in combined Europe, Asia and other markets (a 5% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the six months ended December 31, 2019 increased by 7%.

Net revenue from masks and other for the six months ended December 31, 2019 increased to $539.0 million from $461.9 million for the six months ended December 31, 2018, an increase of $77.1 million or 17%, including an increase of 19% in the United States, Canada and Latin America and an increase of 11% in combined Europe, Asia and other markets (a 15% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 18%, compared to the six months ended December 31, 2018.

Software as a Service

Net revenue from our SaaS business for the six months ended December 31, 2019 was $173.6 million, an increase of 57% compared to the six months ended December 31, 2018. The increase was predominantly due to revenue attributable to MatrixCare which was acquired on November 13, 2018.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit and Gross Margin

The amortization of acquired intangible assets relating to developed technology was adjusted within our condensed consolidated statements of income for the three and six months ended December 31, 2019 and 2018, from operating expenses to cost of sales. As a result, gross profit now includes amortization of acquired intangible assets relating to cost of sales and operating expenses are reduced by this amount. There was no impact on income from operations, income before taxes or net income, as a result of this reclassification. The adjustments to the previously reported amounts are not material.

The table below presents a reconciliation of gross profit as previously reported adjusted for the amortization of acquired intangible assets now included in cost of sales (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2018
Gross profit as previously reported	$383,731	$726,824
Amortization of intangible assets related to cost of sales	(9,199)	(16,154)
Gross profit	$374,532	$710,670

Gross profit increased for the three months ended December 31, 2019 to $427.1 million from $374.5 million for the three months ended December 31, 2018, an increase of $52.6 million or 14%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended December 31, 2019 was 58.0% compared to 57.5% for the three months ended December 31, 2018.

Gross profit increased for the six months ended December 31, 2019 to $818.7 million from $710.7 million for the six months ended December 31, 2018, an increase of $108.1 million or 15%. Gross margin for the six months ended December 31, 2019 was 57.8% compared to 57.3% for the six months ended December 31, 2018.

The increase in gross margin for the three and six months ended December 31, 2019 and 2018 was primarily due to a favorable product mix, manufacturing and procurement efficiencies and a favorable impact from our MatrixCare acquisition, partially offset by declines in average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended December 31, 2019 to $171.4 million from $161.6 million for the three months ended December 31, 2018, an increase of $9.8 million or 6%. Selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $2.4 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended December 31, 2019 increased by 8% compared to the three months ended December 31, 2018. As a percentage of net revenue, selling, general and administrative expenses were 23.3% for the three months ended December 31, 2019, compared to 24.8% for the three months ended December 31, 2018.

The constant currency increase in selling, general and administrative expenses was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental selling, general and administrative expenses attributed to our recent acquisitions, selling, general and administrative expenses for the three months ended December 31, 2019 increased by 2% in constant currency terms.

Selling, general and administrative expenses increased for the six months ended December 31, 2019 to $338.9 million from $308.9 million for the six months ended December 31, 2018 an increase of $30.0 million or 10%. The selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $5.8 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the six months ended December 31, 2019 increased by 12% compared to the six months ended December 31, 2018. As a percentage of net revenue, selling, general and administrative expenses were 23.9% for the six months ended December 31, 2019, compared to 24.9% for the six months ended December 31, 2018.

The constant currency increase in selling, general and administrative expenses was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental selling, general and administrative expenses attributed to our recent acquisitions, selling, general and administrative expenses for the six months ended December 31, 2019 increased by 4% in constant currency terms.

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2019 to $49.9 million from $43.1 million for the three months ended December 31, 2018, an increase of $6.8 million, or 16%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $0.9 million for the three months ended December 31, 2019, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

development expenses increased by 18% compared to the three months ended December 31, 2018. As a percentage of net revenue, research and development expenses were 6.8% for the three months ended December 31, 2019, compared to 6.6% for the three months ended December 31, 2018.

The increase in research and development expenses in constant currency terms was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental research and development expenses attributed to our recent acquisitions, research and development expenses for the three months ended December 31, 2019 increased by 4% in constant currency terms.

Research and development expenses increased for the six months ended December 31, 2019 to $98.0 million from $81.9 million for the six months ended December 31, 2018, an increase of $16.1 million, or 20%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $2.1 million for the six months ended December 31, 2019, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 22% compared to the six months ended December 31, 2018. As a percentage of net revenue, research and development expenses were 6.9% for the six months ended December 31, 2019, compared to 6.6% for the six months ended December 31, 2018.

The increase in research and development expenses in constant currency terms was primarily due to additional expenses associated with the consolidation of recent acquisitions. Excluding the incremental research and development expenses attributed to our recent acquisitions, research and development expenses for the six months ended December 31, 2019 increased by 3% in constant currency terms.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended December 31, 2019 totaled $20.6 million compared to $15.8 million for the three months ended December 31, 2018. Amortization of acquired intangible assets for the six months ended December 31, 2019 totaled $39.1 million compared to $28.7 million for the six months ended December 31, 2018. The increase in amortization expense was attributable to our recent acquisitions, in particular MatrixCare and Propeller Health.

The table below presents a reconciliation of amortization of acquired intangible assets by income statement caption summing to total amortization of acquired intangible assets as previously reported (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2018
Amortization of intangible assets related to cost of sales	$9,199	$16,154
Amortization of intangible assets related to operating expenses	6,641	12,553
Total	$15,840	$28,707

Total Other Income (Loss), Net

Total other income (loss), net for the three months ended December 31, 2019 was a loss of $19.1 million compared to a loss of $10.8 million for the three months ended December 31, 2018. The increase was due to an increase in interest expense to $10.2 million for the three months ended December 31, 2019 compared to $7.5 million for the three months ended December 31, 2018. We also recorded losses attributable to equity method investments for the three months ended December 31, 2019 of $6.9 million compared to $3.4 million for the three months ended December 31, 2018. The losses relate to our joint venture with Verily and is accounted for using the equity method, whereby we recognize our share of the joint venture’s losses.

Total other income (loss), net for the six months ended December 31, 2019 was a loss of $39.6 million compared to a loss of $16.1 million for the six months ended December 31, 2018. The increase was due to an increase in interest expense to $21.2 million for the six months ended December 31, 2019 compared to $11.2 million for the six months ended December 31, 2018. We also recorded losses attributable to equity method investments for the six months ended December 31, 2019 of $13.8 million compared to $3.4 million for the six months ended December 31, 2018. The losses relate to our joint venture with Verily and is accounted for using the equity method, whereby we recognize our share of the joint venture’s losses.

Income Taxes

Our effective income tax rate for the three and six months ended December 31, 2019 was 10.2% and 14.8%, respectively, as compared to 14.8% and 19.2% for the three and six months ended December 31, 2018, respectively. Our effective tax rate was impacted by windfall tax benefits related to the vesting or settlement of employee share-based awards, which reduced our income tax expenses by $20.3 million and $22.1 million, for the three and six months ended December 31, 2019, respectively, as compared to $12.9 million and $13.4 million for the three and six months ended December 31, 2018, respectively. Our effective tax rate was also affected by changes in the geographic mix of our earnings.

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

Finally, in connection with the audit by the Australian Tax Office (the “ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. At September 30, 2018, we have recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position. The ATO is currently auditing tax years 2014 to 2018.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended December 31, 2019 was $160.6 million compared to net income of $124.6 million for the three months ended December 31, 2018, an increase of 29% over the three months ended December 31, 2018. Our net income for the six months ended December 31, 2019 was $280.7 million compared to net income of $230.4 million for the six months ended December 31, 2018, an increase of 22% over the six months ended December 31, 2018.

Our diluted earnings per share for the three months ended December 31, 2019 were $1.10 per diluted share compared to $0.86 for the three months ended December 31, 2018. Our diluted earnings per share for the six months ended December 31, 2019 were $1.93 per diluted share compared to $1.60 for the six months ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019 and June 30, 2019, we had cash and cash equivalents of $204.1 million and $147.1 million, respectively. Working capital was $800.4 million and $589.4 million at December 31, 2019 and June 30, 2019, respectively. As of December 31, 2019, we had $1.3 billion of borrowings compared to $1.3 billion of borrowings at June 30, 2019.

As of December 31, 2019 and June 30, 2019, our cash and cash equivalent balances held within the United States amounted to $68.3 million and $33.6 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2019 and June 30, 2019, were $135.8 million and $113.5 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

During the year ended June 30, 2018, as a result of changes in U.S. tax laws, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million which was payable over the proceeding eight years. Therefore, future repatriations of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal income tax. On June 14, 2019, the U.S. Treasury Department issued final and temporary regulations relating to the repatriation of non-U.S. earnings, which would subject certain amounts of non-U.S. earnings to U.S. taxation upon repatriation.

Our non-U.S. earnings are indefinitely reinvested, and therefore, we do not provide for U.S. income tax on these earnings. In the event we were to provide for such taxes, we would recognize deferred taxes of approximately $201.2 million in U.S. federal deferred income taxes and $5.3 million in U.S. state deferred income taxes in the consolidated financial statements.

Inventories at December 31, 2019 were $377.8 million, an increase of $28.1 million or 8% from the June 30, 2019 balance of $349.6 million. The increase in inventories was required to support our revenue growth.

Accounts receivable at December 31, 2019 were $528.0 million, a decrease of $0.5 million or 0% compared to the June 30, 2019, balance of $528.5 million. Accounts receivable days outstanding of 64 days at December 31, 2019, were lower than days outstanding of 67 days at June 30, 2019. Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2019, was 4.8%, compared to 4.5% at June 30, 2019.

Effective, July 1, 2019, we adopted the Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842). As of December 31, 2019 and, in accordance with the new guidance, we have recognized a right-of-use asset (“ROU”) of $96.7 million and a lease liability of $99.5 million on the balance sheet for all operating leases, other than those that meet the definition of a short-term lease.

During the six months ended December 31, 2019, we generated cash of $232.3 million from operations compared to $177.6 million for the six months ended December 31, 2018. The increase in cash generated from operations during the six months ended December 31, 2019, as compared to the six months ended December 31, 2018 was primarily due to the increase in operating profit. Movements in foreign currency exchange rates during the six months ended December 31, 2019, had the effect of increasing our cash and cash equivalents by $0.8 million, as reported in U.S. dollars.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the three and six months ended December 31, 2019. During the six months ended December 31, 2018, we repurchased 200,000 shares of our common stock at an aggregate purchase price of $22.8 million under our share repurchase program. In addition, during the six months ended December 31, 2019 and 2018, we paid dividends to holders of our common stock totaling $112.2 million and $105.6 million, respectively.

Capital expenditures for the six months ended December 31, 2019 and 2018, amounted to $47.8 million and $31.4 million, respectively. The capital expenditures for the six months ended December 31, 2019, primarily reflected investment in production tooling, leasehold improvements, equipment and machinery, and computer hardware and software. At December 31, 2019, our balance sheet reflects net property, plant and equipment of $408.4 million compared to $387.5 million at June 30, 2019.

Contractual Obligations

Details of contractual obligations at December 31, 2019, are as follows (in thousands):

		Payments Due by December 31,
In $000’s	Total	2020	2021	2022	2023	2024	Thereafter
Debt	$1,304,000	$12,000	$12,000	$12,000	$768,000	$-	$500,000
Interest on debt	232,276	42,013	42,013	42,013	30,187	16,725	59,325
Operating leases	129,201	23,882	19,932	16,194	12,617	10,626	45,950
Purchase obligations	326,012	325,807	113	92	-	-	-
Total	$1,991,489	$403,702	$74,058	$70,299	$810,804	$27,351	$605,275

Details of other commercial commitments at December 31, 2019, are as follows (in thousands):

		Amount of Commitment Expiration Per Period
In $000’s	Total	2020	2021	2022	2023	2024	Thereafter
Standby letter of credit	$12,945	$3,773	$11	$-	$353	$-	$8,808
Guarantees*	6,730	175	23	14	22	21	6,475
Total	$19,675	$3,948	$34	$14	$375	$21	$15,283

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). On December 31, 2019, the interest rate that was being charged on the outstanding principal amounts was 2.8%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility.

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

On December 31, 2019, we were in compliance with our debt covenants and there was a total of $1,304.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Common Stock

Since the inception of our share repurchase programs and through December 31, 2019, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the three and six months ended December 31, 2019. During the six months ended December 31, 2018 we repurchased 200,000 shares at an aggregate purchase price of $22.8 million under our share repurchase program. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At December 31, 2019, 12.9 million additional shares can be repurchased under the approved share repurchase program.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

As of December 31, 2019, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of December 31, 2019 (in thousands):

	U.S.		Canadian	Chinese
	Dollar	Euro	Dollar	Yuan
	(USD)	(EUR)	(CAD)	(CNY)
AUD Functional:
Assets	476,357	124,187	-	36,930
Liability	(270,651)	(104,477)	-	(583)
Foreign Currency Hedges	(210,000)	(33,681)	-	(22,978)
Net Total	(4,294)	(13,971)	-	13,369
USD Functional:
Assets	-	-	21,457	-
Liability	-	-	-	-
Foreign Currency Hedges	-	-	(15,430)	-
Net Total	-	-	6,027	-
SGD Functional:
Assets	611,623	239,775	-	12
Liability	(324,377)	(54,723)	-	-
Foreign Currency Hedges	(273,000)	(168,405)	-	-
Net Total	14,246	16,647	-	12

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at December 31, 2019. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	December 31, 2019	June 30, 2019
AUD/USD
Contract amount	210,000	-	210,000	4,647	202
Ave. contractual exchange rate	AUD 1 = USD 0.6879		AUD 1 = USD 0.6879
AUD/Euro
Contract amount	78,589	22,454	101,043	1,087	(124)
Ave. contractual exchange rate	AUD 1 = Euro 0.6245	AUD 1 = Euro 0.6400	AUD 1 = Euro 0.6279
SGD/Euro
Contract amount	168,405	-	168,405	66	40
Ave. contractual exchange rate	SGD 1 = Euro 0.6618		SGD 1 = Euro 0.6618
SGD/USD
Contract amount	273,000	-	273,000	2,913	71
Ave. contractual exchange rate	SGD 1 = USD 0.7359		SGD 1 = USD 0.7359
AUD/CNY
Contract amount	22,978	-	22,978	164	(15)
Ave. contractual exchange rate	AUD 1 = CNY 4.8950		AUD 1 = CNY 4.8950
USD/CAD
Contract amount	15,430	-	15,430	(133)	(66)
Ave. contractual exchange rate	USD 1 = CAD 1.3075		USD 1 = CAD 1.3075

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At December 31, 2019, we held cash and cash equivalents of $204.1 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At December 31, 2019, there was $804.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three and six months ended December 31, 2019, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1      Legal Proceedings

We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. We investigate these matters as they arise, and accrue estimates for resolution of legal and other contingencies in accordance with Accounting Standard Codification Topic 450, “Contingencies”. See note 12 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Litigation is inherently uncertain. Accordingly, we cannot predict with certainty the outcome of these matters. But we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.

False Claims Act Settlement. In 2016, we received federal administrative subpoenas from the Office of Inspector General of the U.S. Department of Health and Human Services. The subpoenas requested documents and other materials related primarily to industry offerings of patient resupply software to home medical equipment providers, discounted sales and leasing to sleep labs, samples, and other promotional programs. In addition, the Department of Justice informally requested information about our leasing arrangements with customers. In August 2018, we received a third subpoena, requesting documents and other materials relating to diagnostic devices and masks provided to medical providers, and diagnostic auto-scoring functions. In February 2019, the Department of Justice provided us with a Civil Investigative Demand seeking further information concerning the industry offerings described above. We cooperated with the government’s requests for documents and information.

During the fourth quarter of fiscal year 2019, we reached tentative resolution with the United States, and certain states, commonwealths and the District of Columbia to civilly resolve these matters while denying liability. In December 2019 we finalized that resolution, and paid a total of $39.5 million and additional fees and administrative costs of $1.1 million to resolve the federal and state government claims as well as related claims by certain individuals and their lawyers who had filed civil actions against us under the qui tam provisions of the U.S. False Claims Act, for a total cost of $40.6 million, which was below the amount we reserved at June 30, 2019, of $41.2 million.

The settling parties released us from civil and administrative monetary claims arising out of these matters. The settlement did not include any determination of liability, and we continue to deny the allegations of wrongdoing in these matters. The settlement does not affect our ability to sell ResMed products to government-insured patients.

In December 2019 we also entered into a corporate integrity agreement with the U.S. Department of Health and Human Services Office of Inspector General. The corporate integrity agreement, requires, among other things, that we implement various compliance and reporting requirements, including documenting our product pricing and sales practices, and conducting internal and external review and monitoring of our arrangements with referral sources and customers in the United States.

The settlement agreement with the government and the corporate integrity agreement could result in reputational harm, restructuring of our operations and an increase in compliance costs, any of which could materially adversely affect our financial results and our ability to operate our business in the United States.

Item 1A      Risk Factors

The discussion of our business and operations should be read together with the risk factors and contained in our annual report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of December 31, 2019, there have been no further material changes to such risk factors.

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

We temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the three months ended December 31, 2019. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. At December 31, 2019, 12.9 million additional shares can be repurchased under the approved share repurchase program.

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
101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, filed on January 30, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

January 30, 2020

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)