Form 10-Q
period 2020-03-31
RESMED INC
filed 2020-05-01
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________

FORM 10-Q

______________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

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

Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At April 27, 2020, there were 144,668,429 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1. Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ and in thousands, except share and per share data)

	March 31, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$352,861	$147,128
Accounts receivable, net of allowance for doubtful accounts of $28,833 and $25,171 at March 31, 2020 and June 30, 2019, respectively	554,859	528,484
Inventories (note 3)	358,772	349,641
Prepaid expenses and other current assets	203,266	120,113
Total current assets	1,469,758	1,145,366
Non-current assets:
Property, plant and equipment, net (note 3)	397,209	387,460
Operating lease right-of-use assets (note 9)	126,277	-
Goodwill (note 4)	1,884,458	1,856,449
Other intangible assets, net (note 3)	464,963	521,950
Deferred income taxes	27,321	45,478
Prepaid taxes and other non-current assets	140,557	150,979
Total non-current assets	3,040,785	2,962,316
Total assets	$4,510,543	$4,107,682
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$116,148	$115,725
Accrued expenses	235,201	266,359
Operating lease liabilities, current (note 9)	22,795	-
Deferred revenue	97,110	88,667
Income taxes payable (note 6)	68,278	73,248
Short-term debt, net (note 8)	11,987	11,992
Total current liabilities	551,519	555,991
Non-current liabilities:
Deferred revenue	84,615	81,143
Deferred income taxes	25,441	11,380
Operating lease liabilities, non-current (note 9)	107,251	-
Other long-term liabilities	7,527	2,058
Long-term debt, net (note 8)	1,364,849	1,258,861
Long-term income taxes payable (note 6)	112,910	126,056
Total non-current liabilities	1,702,593	1,479,498
Total liabilities	2,254,112	2,035,489
Commitments and contingencies (note 12)
Stockholders’ equity: (note 10)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 186,498,704 issued and 144,662,470 outstanding at March 31, 2020 and 185,491,064 issued and 143,654,830 outstanding at June 30, 2019	579	575
Additional paid-in capital	1,533,905	1,511,473
Retained earnings	2,711,639	2,436,410
Treasury stock, at cost, 41,836,234 shares at March 31, 2020 and June 30, 2019	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(366,436)	(253,009)
Total stockholders’ equity	2,256,431	2,072,193
Total liabilities and stockholders’ equity	$4,510,543	$4,107,682

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ and in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net revenue	$769,455	$662,228	$2,186,669	$1,901,608

Cost of sales (exclusive of amortization shown separately below)	307,657	270,318	880,633	782,874
Amortization of acquired intangible assets	12,136	10,940	37,623	27,095
Total cost of sales	319,793	281,258	918,256	809,969
Gross profit	449,662	380,970	1,268,413	1,091,639

Selling, general and administrative	172,441	164,529	511,304	473,410
Research and development	51,449	47,610	149,425	129,513
Amortization of acquired intangible assets	8,272	11,854	21,872	24,406
Litigation settlement expenses	-	-	(600)	-
Acquisition related expenses	-	-	-	6,123
Total operating expenses	232,162	223,993	682,001	633,452
Income from operations	217,500	156,977	586,412	458,187
Other income (loss), net:
Interest income	116	415	766	2,014
Interest expense	(9,968)	(12,413)	(31,180)	(23,608)
Loss attributable to equity method investments (note 5)	(5,295)	(5,996)	(19,082)	(9,371)
Other, net	(10,698)	(1,054)	(15,922)	(4,140)
Total other income (loss), net	(25,845)	(19,048)	(65,418)	(35,105)
Income before income taxes	191,655	137,929	520,994	423,082
Income taxes	28,518	32,513	77,155	87,291
Net income	$163,137	$105,416	$443,839	$335,791
Basic earnings per share (note 11)	$1.13	$0.74	$3.08	$2.35
Diluted earnings per share (note 11)	$1.12	$0.73	$3.05	$2.33
Dividend declared per share	$0.39	$0.37	$1.17	$1.11
Basic shares outstanding (000's)	144,638	143,316	144,112	142,907
Diluted shares outstanding (000's)	145,680	144,333	145,490	144,344

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ and in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net income	$163,137	$105,416	$443,839	$335,791
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	(120,318)	(2,501)	(113,427)	(28,490)
Comprehensive income	$42,819	$102,915	$330,412	$307,301

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2019	185,491	$575	$1,511,473	(41,836)	$(1,623,256)	$2,436,410	$(253,009)	$2,072,193
Common stock issued on exercise of options	110	-	5,609	-	-	-	-	5,609
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	4	-	(327)	-	-	-	-	(327)
Stock-based compensation costs	-	-	13,256	-	-	-	-	13,256
Other comprehensive income	-	-	-	-	-	-	(37,576)	(37,576)
Net income	-	-	-	-	-	120,148	-	120,148
Dividends declared	-	-	-	-	-	(56,052)	-	(56,052)
Balance, September 30, 2019	185,605	$575	$1,530,011	(41,836)	$(1,623,256)	$2,500,506	$(290,585)	$2,117,251
Common stock issued on exercise of options	117	-	6,498	-	-	-	-	6,498
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	576	3	(40,764)	-	-	-	-	(40,761)
Common stock issued on employee stock purchase plan	137	-	12,190	-	-	-	-	12,190
Treasury stock purchases	-	-		-	-	-	-	-
Stock-based compensation costs	-	-	14,057	-	-	-	-	14,057
Other comprehensive income	-	-	-	-	-	-	44,467	44,467
Net income	-	-	-	-	-	160,554	-	160,554
Dividends declared	-	-	-	-	-	(56,150)	-	(56,150)
Balance, December 31, 2019	186,435	$578	$1,521,992	(41,836)	$(1,623,256)	$2,604,910	$(246,118)	$2,258,106
Common stock issued on exercise of options	34	1	1,815	-	-	-	-	1,816
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	30	-	(4,014)	-	-	-	-	(4,014)
Common stock issued on employee stock purchase plan	-	-	-	-	-	-	-	-
Treasury stock purchases	-	-	-	-	-	-	-	-
Stock-based compensation costs	-	-	14,112	-	-	-	-	14,112
Other comprehensive income	-	-	-	-	-	-	(120,318)	(120,318)
Net income	-	-	-	-	-	163,137	-	163,137
Dividends declared	-	-	-	-	-	(56,408)	-	(56,408)
Balance, March 31, 2020	186,499	$579	$1,533,905	(41,836)	$(1,623,256)	$2,711,639	$(366,436)	$2,256,431

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2018	184,316	$571	$1,450,821	(41,636)	$(1,600,412)	$2,432,328	$(224,328)	$2,058,980
Common stock issued on exercise of options	12	-	513	-	-	-	-	513
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	2	-	(141)	-	-	-	-	(141)
Common stock issued on employee stock purchase plan	-	-	-	-	-	-	-	-
Treasury stock purchases	-	(1)	-	(200)	(22,844)	-	-	(22,845)
Stock-based compensation costs	-	-	12,476	-	-	-	-	12,476
Other comprehensive income	-	-	-	-	-	-	(12,872)	(12,872)
Net income	-	-	-	-	-	105,738	-	105,738
Cumulative effect of change in accounting standards	-	-	-	-	-	(188,799)	-	(188,799)
Dividends declared	-	-	-	-	-	(52,794)	-	(52,794)
Balance, September 30, 2018	184,330	$570	$1,463,669	(41,836)	$(1,623,256)	$2,296,473	$(237,200)	$1,900,256
Common stock issued on exercise of options	36	-	1,263	-	-	-	-	1,263
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	623	2	(27,343)	-	-	-	-	(27,341)
Common stock issued on employee stock purchase plan	129	1	10,575	-	-	-	-	10,576
Treasury stock purchases	-	-		-	-	-	-	-
Stock-based compensation costs	-	-	12,541	-	-	-	-	12,541
Other comprehensive income	-	-	-	-	-	-	(13,117)	(13,117)
Net income	-	-	-	-	-	124,639	-	124,639
Dividends declared	-	-	-	-	-	(52,773)	-	(52,773)
Balance, December 31, 2018	185,118	$573	$1,460,705	(41,836)	$(1,623,256)	$2,368,339	$(250,317)	$1,956,044
Common stock issued on exercise of options	55	-	2,896	-	-	-	-	2,896
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	9	-	(330)	-	-	-	-	(330)
Common stock issued on employee stock purchase plan	-	-	-	-	-	-	-	-
Treasury stock purchases	-	-	-	-	-	-	-	-
Stock-based compensation costs	-	-	12,828	-	-	-	-	12,828
Other comprehensive income	-	-	-	-	-	-	(2,501)	(2,501)
Net income	-	-	-	-	-	105,416	-	105,416
Dividends declared	-	-	-	-	-	(53,024)	-	(53,024)
Balance, March 31, 2019	185,182	$573	$1,476,099	(41,836)	$(1,623,256)	$2,420,731	$(252,818)	$2,021,329

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ and in thousands)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$443,839	$335,791
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,341	108,203
Amortization of right-of-use-assets	19,524	-
Stock-based compensation costs	41,421	37,856
Loss attributable to equity method investments (note 5)	19,082	9,371
Impairment of equity investments (note 5)	14,519	8,801
Gain on previously held equity interest (note 13)	-	(1,909)
Changes in fair value of business combination contingent consideration	(7)	(272)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(34,140)	(1,482)
Inventories	(22,564)	(55,002)
Prepaid expenses, net deferred income taxes and other current assets	(68,724)	(17,453)
Accounts payable, accrued expenses and other	(57,301)	(106,671)
Net cash provided by operating activities	471,990	317,233
Cash flows from investing activities:
Purchases of property, plant and equipment	(77,360)	(46,507)
Patent registration costs	(7,391)	(6,556)
Business acquisitions, net of cash acquired	(27,910)	(951,565)
Purchases of investments (note 5)	(31,616)	(31,092)
Payments on maturity of foreign currency contracts	(32,177)	3,902
Net cash used in investing activities	(176,454)	(1,031,818)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	26,112	15,346
Taxes paid related to net share settlement of equity awards	(45,106)	(27,880)
Purchases of treasury stock	-	(22,844)
Payments of business combination contingent consideration	(302)	(648)
Proceeds from borrowings, net of borrowing costs	990,000	1,414,230
Repayment of borrowings	(883,012)	(541,394)
Dividends paid	(168,610)	(158,592)
Net cash provided by (used in) financing activities	(80,918)	678,218
Effect of exchange rate changes on cash	(8,885)	(5,821)
Net increase (decrease) in cash and cash equivalents	205,733	(42,188)
Cash and cash equivalents at beginning of period	147,128	188,701
Cash and cash equivalents at end of period	$352,861	$146,513
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$150,801	$211,816
Interest paid	$31,180	$23,608
Fair value of assets acquired, excluding cash	$14,922	$400,804
Liabilities assumed	(4,294)	(320,923)
Goodwill on acquisition	20,550	879,419
Deferred payments	232	(7,568)
Fair value of contingent consideration	(3,500)	(167)
Cash paid for acquisitions	$27,910	$951,565

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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

The condensed consolidated financial statements for the three and nine months ended March 31, 2020 and March 31, 2019 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2019.

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

Disaggregation of revenue

The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
U.S., Canada and Latin America
Devices	$196,497	$181,269	$586,907	$540,190
Masks and other	197,052	168,726	584,901	494,792
Total Sleep and Respiratory Care	$393,549	$349,995	$1,171,808	$1,034,982
Software as a Service	89,560	79,942	263,156	190,614
Total	$483,109	$429,937	$1,434,964	$1,225,596
Combined Europe, Asia and other markets
Devices	$195,038	$155,178	$509,274	$463,053
Masks and other	91,308	77,113	242,431	212,959
Total Sleep and Respiratory Care	$286,346	$232,291	$751,705	$676,012
Global revenue
Devices	$391,535	$336,447	$1,096,181	$1,003,243
Masks and other	288,360	245,839	827,332	707,751
Total Sleep and Respiratory Care	$679,895	$582,286	$1,923,513	$1,710,994
Software as a Service	89,560	79,942	263,156	190,614
Total	$769,455	$662,228	$2,186,669	$1,901,608

PART I – FINANCIAL INFORMATION	Item 1
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

	March 31, 2020	June 30, 2019	Balance sheet caption
Contract assets
Accounts receivable, net	$554,859	$528,484	Accounts receivable, net
Unbilled revenue, current	8,545	9,834	Prepaid expenses and other current assets
Unbilled revenue, non-current	5,920	4,592	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(97,110)	(88,667)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(84,615)	(81,143)	Deferred revenue (non-current liabilities)

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
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

New Accounting Pronouncements

(a) Recently issued accounting standards not yet adopted

ASU No. 2016-13 “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments”

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (Topic 326), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The guidance is effective for us beginning in the first quarter of the fiscal year ending June 30, 2021 and will be adopted using a modified retrospective approach. We currently do not expect the adoption to have a material impact on our consolidated financial statements.

ASU No. 2017-04 “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment”

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (Topic 350). ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. This guidance is effective for us beginning in the fourth quarter of fiscal year June 30, 2020 and early adoption is permitted. We currently perform a Step 0, or qualitative, impairment assessment for our Reporting Units, which we expect to continue and, therefore, anticipate that the adoption of ASU 2017-04 will not have a material impact on our consolidated financial statements.

ASU No. 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for us beginning in the first quarter of the fiscal year ending June 30, 2021 and will be applied prospectively. Under the new ASU, capitalized implementation costs will be presented as other non-current assets on our consolidated balance sheets and within operating cash flows on our consolidated statements of cash flows. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

ASU No. 2020-04 “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting”

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective for us as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact that this guidance, if elected, will have on our consolidated financial statements.

(b) Recently adopted accounting pronouncements

ASU No. 2016-02, “Leases”

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). Under the new guidance, lessees are required to recognize a right-of-use asset (“ROU”) and a lease liability on the balance sheet for all leases, other than those that meet the definition of a short-term lease. This update will establish a lease asset and lease liability by lessees for those leases classified as operating under current GAAP. Leases are classified as either operating or finance under the new guidance. Operating leases result in straight-line expense in the income statement, similar to prior operating lease treatment, and finance leases result in more expense being recognized in the earlier years of the lease term, similar to prior capital lease treatment. For lessors, the update more closely aligns lease accounting to comparable guidance in the new revenue standards described.

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

(c) Adjustment to prior periods

Within our condensed consolidated statements of income for the three and nine months ended March 31, 2020 and 2019, cost of sales has been adjusted to include amortization of acquired intangible assets directly applicable to revenue. As a result, gross profit now includes amortization of acquired intangible assets relating to cost of sales and operating expenses have been reduced by this amount. There was no impact on income from operations, income before taxes or net income, as a result of this reclassification. The adjustments to the previously reported amounts are not material.

The table below presents a reconciliation of amortization of acquired intangible assets by income statement caption summing to total amortization of acquired intangible assets as previously reported (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2019
Amortization of intangible assets related to cost of sales	$10,940	$27,095
Amortization of intangible assets related to operating expenses	11,854	24,406
Total	$22,794	$51,501

The table below presents a reconciliation of gross profit as previously reported adjusted for the amortization of acquired intangible assets now included in cost of sales (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2019
Gross profit as previously reported	$391,910	$1,118,734
Amortization of intangible assets related to cost of sales	(10,940)	(27,095)
Gross profit	$380,970	$1,091,639

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

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenue by segment
Total Sleep and Respiratory Care	$679,895	$582,286	$1,923,513	$1,710,994

Software as a Service	89,560	82,196	265,258	194,897
Deferred revenue fair value adjustment	-	(2,254)	(2,102)	(4,283)
Total Software as a Service	89,560	79,942	263,156	190,614
Total	$769,455	$662,228	$2,186,669	$1,901,608

Net operating profit by segment
Sleep and Respiratory Care	$250,209	$190,203	$678,468	$562,490
Software as a Service	18,738	20,457	63,874	52,737
Total	$268,947	$210,660	$742,342	$615,227

Reconciling items
Corporate costs	$31,039	$28,635	$94,933	$95,133
Amortization of acquired intangible assets	20,408	22,794	59,495	51,501
Litigation settlement expenses	-	-	(600)	-
Acquisition related expenses	-	-	-	6,123
Deferred revenue fair value adjustment	-	2,254	2,102	4,283
Interest income	(116)	(415)	(766)	(2,014)
Interest expense	9,968	12,413	31,180	23,608
Loss attributable to equity method investments	5,295	5,996	19,082	9,371
Other, net	10,698	1,054	15,922	4,140
Income before income taxes	$191,655	$137,929	$520,994	$423,082

(3)      Supplemental Balance Sheet Information

Components of selected captions in the consolidated condensed balance sheets consisted of the following (in thousands):

Inventories	March 31, 2020	June 30, 2019
Raw materials	$98,885	$80,861
Work in progress	2,433	2,256
Finished goods	257,454	266,524
Total inventories	$358,772	$349,641

Property, Plant and Equipment	March 31, 2020	June 30, 2019
Property, plant and equipment, at cost	$903,299	$898,975
Accumulated depreciation and amortization	(506,090)	(511,515)
Property, plant and equipment, net	$397,209	$387,460

Other Intangible Assets	March 31, 2020	June 30, 2019
Developed/core product technology	$380,817	$401,842
Accumulated amortization	(183,720)	(157,651)
Developed/core product technology, net	197,097	244,191
Customer relationships	277,997	273,114
Accumulated amortization	(73,681)	(68,630)
Customer relationships, net	204,316	204,484
Other intangibles	163,761	176,351
Accumulated amortization	(100,211)	(103,076)
Other intangibles, net	63,550	73,275
Total other intangibles, net	$464,963	$521,950

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
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(4)      Goodwill

A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Nine Months Ended March 31, 2020
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$616,965	$1,239,484	$1,856,449
Business acquisitions	266	20,284	20,550
Adjustment to fair values of preliminary purchase price allocations	526	16,282	16,808
Foreign currency translation adjustments	(9,349)	-	(9,349)
Balance at the end of the period	$608,408	$1,276,050	$1,884,458

(5)      Investments

We have a number of equity investments in privately held companies that are unconsolidated entities and are recorded in the non-current balance of other assets on the consolidated condensed balance sheets. The following table shows a reconciliation of the changes in all of our investments (in thousands):

	Nine Months Ended March 31,
	2020	2019
Equity method investments
Balance at the beginning of the period	$21,667	$-
Investments	17,500	25,000
Loss attributable to equity method investments	(19,082)	(9,371)
Carrying value of equity method investments	20,085	15,629

Non-marketable securities
Balance at the beginning of the period	$30,436	$41,226
Investments	14,116	6,092
Impairment of investments	(14,519)	(8,801)
Acquisition of controlling interest in previously held investment (note 21)	-	(5,000)
Carrying value of non-marketable securities	30,033	33,517

Total investments in unconsolidated entities	$50,118	$49,146

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
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

In connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. At March 31, 2020, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. The ATO is currently auditing tax years 2014 to 2018. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position.

(7)      Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months Ended March 31,
	2020	2019
Balance at the beginning of the period	$19,625	$19,227
Warranty accruals for the period	10,879	11,601
Warranty costs incurred for the period	(9,620)	(10,790)
Foreign currency translation adjustments	(1,650)	(405)
Balance at the end of the period	$19,234	$19,633

(8)      Debt

Debt consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Short-term debt	$12,000	$12,012
Deferred borrowing costs	(13)	(20)
Short-term debt, net	11,987	11,992
	-
Long-term debt	$1,369,000	$1,262,000
Deferred borrowing costs	(4,151)	(3,139)
Long-term debt, net	$1,364,849	$1,258,861
Total debt	$1,376,836	$1,270,853

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
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At March 31, 2020, the interest rate that was being charged on the outstanding principal amounts was 1.9%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of March 31, 2020, we had $895.0 million available for draw down under the revolving credit facility.

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as LIBOR plus the spreads described above, its carrying amount is equivalent to its fair value as at March 31, 2020 and June 30, 2019, which was $881.0 million and $1,274.0 million, respectively. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

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

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of March 31, 2020, the Senior Notes have a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $521.1 million. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

At March 31, 2020, we were in compliance with our debt covenants and there was $1,381.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.

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

We lease certain office space, warehouses and distribution centers, manufacturing facilities, vehicles, and equipment with remaining lease terms ranging from less than 1 year to 15 years, some of which include options to extend or terminate the leases.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Operating lease costs for the three and nine months ended March 31, 2020 were $7.2 million and $19.6 million, respectively. Short-term and variable lease costs were not material for the three and nine months ended March 31, 2020.

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

March 31, 2020
Operating lease ROU assets	$126,277

Operating lease liabilities, current portion	22,795
Operating lease liabilities, non-current portion	107,251
Total operating lease liabilities	$130,046

Weighted-average remaining lease term (years)	9.0
Weighted-average discount rate	3.07%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 and for the periods ending June 30 of the years indicated below were as follows (in thousands):

In $000’s	Total	2020	2021	2022	2023	2024	2025	Thereafter
Minimum lease payments	$150,844	$7,098	$24,744	$18,349	$14,921	$12,178	$10,560	$62,994
Less: imputed interest	(20,798)
Total lease liabilities	$130,046

As of March 31, 2020, we had additional operating lease commitments of $14.0 million for office space that have not yet commenced. These leases will commence during the year ended June 30, 2021 with lease terms of 8 years to 11 years.

Disclosures related to periods prior to adopting the new lease guidance

We lease certain facilities and equipment under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $23.4 million, $21.1 million, and $20.1 million for the years ended June 30, 2019, 2018, and 2017, respectively.

Future minimum lease payments (including interest) under non-cancellable operating leases at June 30, 2019 were as follows (in thousands):

		Fiscal Years Ending June 30
In $000’s	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases	$98,013	$23,500	$17,161	$12,403	$9,478	$7,916	$27,555

The supplemental cash flow information for the three and nine months ended March 31, 2020 was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,301	$17,352

Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$34,876	$51,573

(10)      Stockholders’ Equity

Common Stock.  Since the inception of our share repurchase programs and through March 31, 2020, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the nine months ended March 31, 2020. During the nine months ended March 31, 2019, we repurchased 200,000 shares at an aggregate purchase price of $22.8 million under our share repurchase program. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, reinstated, delayed or discontinued at any time at the discretion of our board of directors. At March 31, 2020, 12.9 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.  In April 1997, the board of directors designated 2.0 million shares of our $0.01 par value preferred stock as Series A Junior Participating Preferred Stock. No shares were issued or outstanding at March 31, 2020 and June 30, 2019.

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

At March 31, 2020, the maximum number of shares of our common stock authorized for issuance under the 2009 Plan was 51.1 million shares. The number of securities remaining available for future issuance under the 2009 Plan at March 31, 2020 was 15.8 million.

The following table summarizes option activity during the nine months ended March 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,260,114	$72.91	4.4
Granted	162,180	146.34
Exercised	(260,666)	53.41
Forfeited	(4,342)	110.19
Outstanding at end of period	1,157,286	$87.45	4.6
Exercise price of granted options	$146.34
Options exercisable at end of period	724,040	$70.70

The following table summarizes the activity of restricted stock units during the nine months ended March 31, 2020:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,446,170	$77.21	1.6
Granted	361,986	140.98
Vested*	(915,450)	61.00
Performance factor adjustment	289,678	-
Expired / cancelled	(31,545)	89.37
Forfeited	(5,023)	89.37
Outstanding at end of period	1,145,816	$103.46	1.8

*Includes 305,719 shares netted for tax

Employee Stock Purchase Plan (the “ESPP”).  Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. During the nine months ended March 31, 2020 and March 31, 2019, we issued 137,000 and 129,000 shares to our employees associated with the ESPP, respectively. At March 31, 2020, the number of shares remaining available for future issuance under the ESPP is 2.1 million shares.

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 267,556 and 356,583 for the three months ended March 31, 2020 and March 31, 2019, respectively, and 128,789 and 161,314 for the nine months ended March 31, 2020 and March 31, 2019, respectively, as the effect would have been anti-dilutive.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net income	$163,137	$105,416	$443,839	$335,791
Denominator:
Basic weighted-average common shares outstanding	144,638	143,316	144,112	142,907
Effect of dilutive securities:
Stock options and restricted stock units	1,042	1,017	1,378	1,437
Diluted weighted average shares	145,680	144,333	145,490	144,344
Basic earnings per share	$1.13	$0.74	$3.08	$2.35
Diluted earnings per share	$1.12	$0.73	$3.05	$2.33

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

In connection with recent changes in U.S. tax laws and the analysis of historical tax filings, we identified an administrative oversight in our prior year tax filings relating to a gain on an internal legal entity reorganization. We applied for relief from the U.S. Internal Revenue Service (“IRS”) and amended the related tax returns required to correct the administrative oversight. On March 26, 2020, we received written notice from the IRS stating that our relief requests were granted. As such, no additional tax or penalties are owed and this matter has been closed.

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

The following table summarizes the amount of receivables sold with recourse (in thousands):

	Nine Months Ended March 31,
	2020	2019
Total receivables sold:
Full recourse	$-	$28,846
Limited recourse	99,785	70,847
Total	$99,785	$99,693

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the maximum exposure on outstanding receivables sold with recourse and provision for doubtful accounts (in thousands):

	March 31, 2020	June 30, 2019
Maximum exposure on outstanding receivables:
Full recourse	$1,870	$19,209
Limited recourse	23,436	10,241
Total	$25,306	$29,450
Contingent provision for receivables with recourse	$(4,764)	$(1,752)

(13)      Business Combinations

Nine months ended March 31, 2020

On January 31, 2020, we completed the acquisition of 100% of the membership interests in SnapWorx, LLC (“SnapWorx”), a software company providing patient contact management and workflow optimization for the sleep apnea resupply market. This acquisition has been accounted for as a business combination using purchase accounting and the results of SnapWorx are included in our consolidated financial statements from the acquisition date. This acquisition is not considered a material business combination and accordingly pro forma information is not provided. The acquisition was funded by drawing on our existing credit facility and through cash on-hand.

We have not yet completed the purchase price allocation in relation to the SnapWorx acquisition. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation during the quarter ending June 30, 2020. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of the acquisition is reflected in the Software as a Service segment and is deductible for tax purposes. It mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

During the nine months ended March 31, 2020 we did not record any material acquisition-related expenses.

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
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair values of assets acquired and liabilities assumed of acquisitions during the year ended June 30, 2019, excluding MatrixCare, and the estimated useful lives of intangible assets acquired are as follows (in thousands):

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

During nine months ended March 31, 2019, we recorded acquisition-related expenses of $6.1 million.

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

In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in healthcare reform, social, economic, market, legal or regulatory circumstances, including the impact of public health crises such as the novel strain of coronavirus (COVID-19) that has spread globally; changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities and various other factors. If any one or more of these risks or uncertainties materialize, or underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in our forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and nine months ended March 31, 2020. Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our results of operations and financial condition. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.

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

We are committed to ongoing investment in research and development and product enhancements. During the three months ended March 31, 2020, we invested $51.4 million on research and development activities with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.

We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software-as-a-service to out-of-hospital health providers (“SaaS”).

During the three months ended March 31, 2020, our net revenue increased by 16% compared to the three months ended March 31, 2019. Gross margin was 58.4% for the three months ended March 31, 2020 compared to 57.5% for the three months ended March 31, 2019. Diluted earnings per share for the three months ended March 31, 2020 was $1.12 per share, compared to $0.73 per share for the three months ended March 31, 2019.

At March 31, 2020, our cash and cash equivalents totaled $352.9 million, our total assets were $4.5 billion and our stockholders’ equity was $2.3 billion.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) as a pandemic. Our primary goal during the COVID-19 pandemic is the preservation of life. We have prioritized protecting the health and safety of our employees and continuing to use our employees’ talents and our resources to help society meet and overcome the challenges the pandemic poses.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have observed increased demand for our ventilator devices and masks, which can be used to treat COVID-19 patients. Due to governments’ varying restrictions on international and domestic travel, access to labor for our manufacturing facilities has been impacted as has the availability of raw materials and components, which are constraining our manufacturing capacity and restricting our ability to meet the substantial demand for ventilators. Our primary focus is maximizing the availability of our ventilators and other respiratory support devices for the patients that need them the most. The increase in our sales for these respiratory care products during the three months ended March 31, 2020, includes numerous countries and regions where COVID-19 infection levels were increasing, particularly in China and Europe. We expect to see continued increased demand for ventilator products for the remainder of the fiscal year ending June 30, 2020.

While demand for our sleep devices and masks was not materially impacted for the three months ended March 31, 2020, we expect COVID-19 will lead to a temporary decrease in demand for these products from new patients. Specifically, diagnostic pathways for sleep apnea treatment, including home medical equipment suppliers and sleep clinics, have been impacted and, in some instances, been required, or in the future may be required, to temporarily close due to governments’ “shelter-in-place” orders, quarantines or similar orders or restrictions enacted to control the spread of COVID-19. In some countries, new patients are prescribed sleep apnea treatment through hospitals that are directing their resources to critical care, including COVID-19 treatment. We expect the impact on these diagnostic and prescription pathways will likely result in a decrease in demand from new patients for our products designed to treat SDB. Given the ongoing uncertainty regarding the duration and extent of the COVID-19 pandemic and measures taken to control the spread of COVID-19, we are uncertain as to the duration and extent of decreased demand for our sleep devices. However, due to the nature of the installed base of existing patients using our devices, we expect the demand for re-supply of our masks to be less impacted compared to devices.

Our SaaS business may also be affected by COVID-19 and measures taken to control the spread of COVID-19. Some of our existing and potential SaaS customers are home medical equipment distributors and, therefore, have been impacted, or may be impacted, by the same temporary business closures noted above. We also have existing and potential SaaS customers that operate care facilities and are either receiving and treating patients infected with COVID-19 or are implementing significant measures to safeguard their facilities against a potential COVID-19 outbreak. Given these challenging business conditions and the uncertain economic environment, we expect businesses will be deterred from adopting new or changing SaaS platforms, which may adversely impact our ability to engage new customers for our SaaS businesses, or expand the services used by existing customers.

Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees. We have endeavored and continue to follow recommended actions of government and health authorities to protect our employees worldwide, but for the three months ended March 31, 2020, we were able to broadly maintain our operations, and the pandemic has not negatively impacted our liquidity position.

For additional information, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue for the Three Months Ended March 31, 2020

Net revenue for the three months ended March 31, 2020 increased to $769.5 million from $662.2 million for the three months ended March 31, 2019, an increase of $107.2 million or 16% (a 17% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the three months ended March 31, 2020 compared to March 31, 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$196,497	$181,269	8%
Masks and other	197,052	168,726	17
Total Sleep and Respiratory Care	$393,549	$349,995	12
Software as a Service	89,560	79,942	12
Total	$483,109	$429,937	12
Combined Europe, Asia and other markets
Devices	$195,038	$155,178	26%	29%
Masks and other	91,308	77,113	18	22
Total Sleep and Respiratory Care	$286,346	$232,291	23	27
Global revenue
Devices	$391,535	$336,447	16%	18%
Masks and other	288,360	245,839	17	18
Total Sleep and Respiratory Care	$679,895	$582,286	17	18
Software as a Service	89,560	79,942	12	12
Total	$769,455	$662,228	16	17

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue for the three months ended March 31, 2020 was $679.9 million, an increase of 17% compared to net revenue for the three months ended March 31, 2019. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $8.5 million for the three months ended March 31, 2020. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended March 31, 2020 increased 18% compared to the three months ended March 31, 2019. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks including as a result of increased demand for our ventilators due to COVID-19.

Net revenue in U.S., Canada and Latin America for the three months ended March 31, 2020 increased to $393.5 million from $350.0 million for the three months ended March 31, 2019, an increase of $43.6 million or 12%. The increase was primarily due to an increase in unit sales of our devices and masks.

Net revenue in combined Europe, Asia and other markets increased for the three months ended March 31, 2020 to $286.3 million from $232.3 million for the three months ended March 31, 2019, an increase of $54.1 million or 23% (a 27% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets was primarily due to an increase in unit sales of our devices and masks including as a result of increased demand for our ventilators due to COVID-19.

Net revenue from devices for the three months ended March 31, 2020 increased to $391.5 million from $336.4 million for the three months ended March 31, 2019, an increase of $55.1 million or 16%, including an increase of 8% in the United States, Canada and Latin America and an increase of 26% in combined Europe, Asia and other markets (a 29% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended March 31, 2020 increased by 18%.

Net revenue from masks and other for the three months ended March 31, 2020 increased to $288.4 million from $245.8 million for the three months ended March 31, 2019, an increase of $42.5 million or 17%, including an increase of 17% in the United States, Canada and Latin America and an increase of 18% in combined Europe, Asia and other markets (a 22% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 18%, compared to the three months ended March 31, 2019.

Software as a Service

Net revenue from our SaaS business for the three months ended March 31, 2020 was $89.6 million, an increase of 12% compared to the three months ended March 31, 2019. The increase was predominantly due to continued growth in our software-as-a-service product offerings.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenue for the Nine Months Ended March 31, 2020

Net revenue for the nine months ended March 31, 2020 increased to $2,186.7 million from $1,901.6 million for the nine months ended March 31, 2019, an increase of $285.1 million or 15% (a 16% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the nine months ended March 31, 2020 compared to March 31, 2019 (in thousands):

	Nine Months Ended March 31,
	2020	2019	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$586,907	$540,190	9%
Masks and other	584,901	494,792	18
Total Sleep and Respiratory Care	$1,171,808	$1,034,982	13
Software as a Service	263,156	190,614	38
Total	$1,434,964	$1,225,596	17
Combined Europe, Asia and other markets
Devices	$509,274	$463,053	10%	13%
Masks and other	242,431	212,959	14	17
Total Sleep and Respiratory Care	$751,705	$676,012	11	15
Global revenue
Devices	$1,096,181	$1,003,243	9%	11%
Masks and other	827,332	707,751	17	18
Total Sleep and Respiratory Care	$1,923,513	$1,710,994	12	14
Software as a Service	263,156	190,614	38	38
Total	$2,186,669	$1,901,608	15	16

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue for the nine months ended March 31, 2020 was $1,923.5 million, an increase of 12% compared to net revenue for the nine months ended March 31, 2019. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $25.6 million for the nine months ended March 31, 2020. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the nine months ended March 31, 2020 increased by 14% compared to the nine months ended March 31, 2019. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks.

Net revenue in U.S., Canada and Latin America for the nine months ended March 31, 2020 increased to $1,171.8 million from $1,035.0 million for the nine months ended March 31, 2019, an increase of $136.8 million or 13%. The increase was primarily due to an increase in unit sales of our devices and masks.

Net revenue in combined Europe, Asia and other markets increased for the nine months ended March 31, 2020 to $751.7 million from $676.0 million for the nine months ended March 31, 2019, an increase of $75.7 million or 11% (a 15% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets was primarily due to an increase in unit sales of our devices and masks including as a result of increased demand for our ventilators due to COVID-19.

Net revenue from devices for the nine months ended March 31, 2020 increased to $1,096.2 million from $1,003.2 million for the nine months ended March 31, 2019, an increase of $92.9 million or 9%, including an increase of 9% in the United States, Canada and Latin America and an increase of 10% in combined Europe, Asia and other markets (a 13% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the nine months ended March 31, 2020 increased by 11%.

Net revenue from masks and other for the nine months ended March 31, 2020 increased to $827.3 million from $707.8 million for the nine months ended March 31, 2019, an increase of $119.6 million or 17%, including an increase of 18% in the United States, Canada and Latin America and an increase of 14% in combined Europe, Asia and other markets (a 17% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 18%, compared to the nine months ended March 31, 2019.

Software as a Service

Net revenue from our SaaS business for the nine months ended March 31, 2020 was $263.2 million, an increase of 38% compared to the nine months ended March 31, 2019. The increase was predominantly due to revenue attributable to MatrixCare, which was acquired on November 13, 2018.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit and Gross Margin

The amortization of acquired intangible assets relating to developed technology was adjusted within our condensed consolidated statements of income for the three and nine months ended March 31, 2020 and 2019, from operating expenses to cost of sales. As a result, gross profit now includes amortization of acquired intangible assets relating to cost of sales and operating expenses are reduced by this amount. There was no impact on income from operations, income before taxes or net income, as a result of this reclassification. The adjustments to the previously reported amounts are not material.

The table below presents a reconciliation of gross profit as previously reported adjusted for the amortization of acquired intangible assets now included in cost of sales (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2019
Gross profit as previously reported	$391,910	$1,118,734
Amortization of intangible assets related to cost of sales	(10,940)	(27,095)
Gross profit	$380,970	$1,091,639

Gross profit increased for the three months ended March 31, 2020 to $449.7 million from $381.0 million for the three months ended March 31, 2019, an increase of $68.7 million or 18%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended March 31, 2020 was 58.4% compared to 57.5% for the three months ended March 31, 2019.

Gross profit increased for the nine months ended March 31, 2020 to $1,268.4 million from $1,091.6 million for the nine months ended March 31, 2019, an increase of $176.8 million or 16%. Gross margin for the nine months ended March 31, 2020 was 58.0% compared to 57.4% for the nine months ended March 31, 2019.

The increase in gross margin for the three and nine months ended March 31, 2020 compared to three and nine months ended March 31, 2019 was primarily due to a favorable product mix, and manufacturing and procurement efficiencies, partially offset by declines in average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2020 to $172.4 million from $164.5 million for the three months ended March 31, 2019, an increase of $7.9 million or 5%. Selling, general and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $3.4 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended March 31, 2020 increased by 7% compared to the three months ended March 31, 2019. As a percentage of net revenue, selling, general and administrative expenses were 22.4% for the three months ended March 31, 2020, compared to 24.8% for the three months ended March 31, 2019.

The constant currency increase in selling, general and administrative expenses was primarily due to additional personnel to support our commercial activities, partially offset by a decrease in legal expenses.

Selling, general and administrative expenses increased for the nine months ended March 31, 2020 to $511.3 million from $473.4 million for the nine months ended March 31, 2019 an increase of $37.9 million or 8%. The selling, general and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $31.8 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the nine months ended March 31, 2020 increased by 1% compared to the nine months ended March 31, 2019. As a percentage of net revenue, selling, general and administrative expenses were 23.4% for the nine months ended March 31, 2020, compared to 24.9% for the nine months ended March 31, 2019.

The constant currency increase in selling, general and administrative expenses was primarily due to additional expenses associated with the consolidation of recent acquisitions and additional personnel to support our commercial activities, partially offset by a decrease in legal expenses.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2020 to $51.4 million from $47.6 million for the three months ended March 31, 2019, an increase of $3.8 million, or 8%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.5 million for the three months ended March 31, 2020, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 11% compared to the three months ended March 31, 2019. As a percentage of net revenue, research and development expenses were 6.7% for the three months ended March 31, 2020, compared to 7.2% for the three months ended March 31, 2019.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in research and development expenses in constant currency terms was primarily due to an increase in the number of research and development personnel to facilitate development of new products and solutions.

Research and development expenses increased for the nine months ended March 31, 2020 to $149.4 million from $129.5 million for the nine months ended March 31, 2019, an increase of $19.9 million, or 15%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $19.9 million for the nine months ended March 31, 2020, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses for the nine months ended March 31, 2020 was consistent with the nine months ended March 31, 2019. As a percentage of net revenue, research and development expenses were 6.8% for the nine months ended March 31, 2020, consistent with the nine months ended March 31, 2019.

The increase in research and development expenses in constant currency terms was primarily due additional expenses associated with the consolidation of recent acquisitions and an increase in the number of research and development personnel to facilitate development of new products and solutions.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended March 31, 2020 totaled $20.4 million compared to $22.8 million for the three months ended March 31, 2019. The decrease in amortization expense was primarily due to historical intangible assets becoming fully amortized during the three months ended March 31, 2020. Amortization of acquired intangible assets for the nine months ended March 31, 2020 totaled $59.5 million compared to $51.5 million for the nine months ended March 31, 2019. The increase in amortization expense was attributable to our recent acquisitions, in particular MatrixCare and Propeller Health.

The table below presents a reconciliation of amortization of acquired intangible assets by income statement caption summing to total amortization of acquired intangible assets as previously reported (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2019
Amortization of intangible assets related to cost of sales	$10,940	$27,095
Amortization of intangible assets related to operating expenses	11,854	24,406
Total	$22,794	$51,501

Total Other Income (Loss), Net

Total other income (loss), net for the three months ended March 31, 2020 was a loss of $25.8 million compared to a loss of $19.0 million for the three months ended March 31, 2019. The increase was due to an impairment charge of $9.1 million relating to our equity investments during the three months ended March 31, 2020, partially offset by decrease in interest expense to $10.0 million for the three months ended March 31, 2020 compared to $12.4 million for the three months ended March 31, 2019. We also recorded losses attributable to equity method investments for the three months ended March 31, 2020 of $5.2 million compared to $6.0 million for the three months ended March 31, 2019. The losses attributable to equity method investments relate to our joint venture with Verily, which is accounted for using the equity method, whereby we recognize our share of the joint venture’s losses.

Total other income (loss), net for the nine months ended March 31, 2020 was a loss of $65.4 million compared to a loss of $35.1 million for the nine months ended March 31, 2019. The increase was due to an impairment charge of $9.1 million relating to our equity investments during the nine months ended March 31, 2020 and an increase in interest expense to $31.2 million for the nine months ended March 31, 2020 compared to $23.6 million for the nine months ended March 31, 2019. We also recorded losses attributable to equity method investments for the nine months ended March 31, 2020 of $19.1 million compared to $9.4 million for the nine months ended March 31, 2019. The losses attributable to equity method investments relate to our joint venture with Verily, which is accounted for using the equity method, whereby we recognize our share of the joint venture’s losses.

Income Taxes

Our effective income tax rate for the three and nine months ended March 31, 2020 was 14.9% and 14.8%, respectively, as compared to 23.6% and 20.6% for the three and nine months ended March 31, 2019, respectively. Our effective tax rate for the three and nine months ended March 31, 2020 was impacted by a favorable geographic mix of earnings. In addition, our effective tax rate for the nine months ended March 31, 2020 was impacted by tax benefits related to the vesting or settlement of employee share-based awards, which reduced our income tax expenses by $24.5 million, for the nine months ended March 31, 2020, as compared to $13.9 million for the nine months ended March 31, 2019.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Singapore operations operate under certain tax incentive programs that will expire on June 30, 2030. As a result of recent changes in U.S. tax laws, we treated all non-U.S. historical earnings as taxable during the year ended June 30, 2018. Therefore, future repatriations of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal income tax.

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

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended March 31, 2020 was $163.1 million compared to net income of $105.4 million for the three months ended March 31, 2019, an increase of 55% over the three months ended March 31, 2019. Our net income for the nine months ended March 31, 2020 was $443.8 million compared to net income of $335.8 million for the nine months ended March 31, 2019, an increase of 32% over the nine months ended March 31, 2019.

Our diluted earnings per share for the three months ended March 31, 2020 were $1.12 per diluted share compared to $0.73 for the three months ended March 31, 2019. Our diluted earnings per share for the nine months ended March 31, 2020 were $3.05 per diluted share compared to $2.33 for the nine months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020 and June 30, 2019, we had cash and cash equivalents of $352.9 million and $147.1 million, respectively. Working capital was $918.2 million and $589.4 million at March 31, 2020 and June 30, 2019, respectively. As of March 31, 2020, we had $1.4 billion of borrowings compared to $1.3 billion of borrowings at June 30, 2019. In response to the uncertainty associated with the COVID-19 pandemic, we increased our cash and cash equivalents position during the quarter by drawing down from our Revolving Credit Agreement. As of March 31, 2020, we had $895.0 million available for draw down under the revolver credit facility and a combined total of $1.2 billion in cash and available liquidity under the revolving credit facility.

As of March 31, 2020 and June 30, 2019, our cash and cash equivalent balances held within the United States amounted to $105.9 million and $33.6 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2020 and June 30, 2019, were $247.0 million and $113.5 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

During the year ended June 30, 2018, as a result of changes in U.S. tax laws, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million which was payable over the proceeding eight years. Therefore, future repatriations of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal income tax.

Our non-U.S. earnings are indefinitely reinvested, and therefore, we do not provide for U.S. income tax on these earnings. In the event we were to provide for such taxes, we would recognize deferred taxes of approximately $188.8 million in U.S. federal deferred income taxes and $5.0 million in U.S. state deferred income taxes in the consolidated financial statements.

Inventories at March 31, 2020 were $358.8 million, an increase of $9.1 million or 3% from the June 30, 2019 balance of $349.6 million. The increase in inventories was required to support our revenue growth.

Accounts receivable at March 31, 2020 were $554.9 million, an increase of $26.4 million or 5% compared to the June 30, 2019, balance of $528.5 million. Accounts receivable days outstanding of 67 days at March 31, 2020, were the same as the days outstanding of 67 days at June 30, 2019. Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2020, was 4.9%, compared to 4.5% at June 30, 2019.

Effective July 1, 2019, we adopted the Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842). As of March 31, 2020, and in accordance with the new guidance, we have recognized a right-of-use asset (“ROU”) of $126.3 million and a lease liability of $130.0 million on the balance sheet for all operating leases, other than those that meet the definition of a short-term lease. During the three months ended March 31, 2020, the lease for a new manufacturing facility in Singapore commenced, which increased our lease balances by approximately $31.9 million.

During the nine months ended March 31, 2020, we generated cash of $472.0 million from operations compared to $317.2 million for the nine months ended March 31, 2019. The increase in cash generated from operations during the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019 was primarily due to the increase in operating profit. Movements in foreign currency

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

exchange rates during the nine months ended March 31, 2020, had the effect of decreasing our cash and cash equivalents by $8.9 million, as reported in U.S. dollars.

We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the three and nine months ended March 31, 2020. During the nine months ended March 31, 2019, we repurchased 200,000 shares of our common stock at an aggregate purchase price of $22.8 million under our share repurchase program. In addition, during the nine months ended March 31, 2020 and 2019, we paid dividends to holders of our common stock totaling $168.6 million and $158.6 million, respectively.

Capital expenditures for the nine months ended March 31, 2020 and 2019, amounted to $77.4 million and $46.5 million, respectively. The capital expenditures for the nine months ended March 31, 2020, primarily reflected investment in production tooling, leasehold improvements, equipment and machinery, and computer hardware and software. At March 31, 2020, our balance sheet reflects net property, plant and equipment of $397.2 million compared to $387.5 million at June 30, 2019.

Contractual Obligations

Details of contractual obligations at March 31, 2020, are as follows (in thousands):

		Payments Due by March 31,
In $000’s	Total	2021	2022	2023	2024	2025	Thereafter
Debt	$1,381,000	$12,000	$12,000	$12,000	$845,000	$-	$500,000
Interest on debt	200,097	36,078	36,078	36,078	18,338	16,725	56,800
Operating leases	140,109	27,061	21,025	16,981	13,776	11,461	49,805
Purchase obligations	443,392	440,749	2,372	271	-	-	-
Total	$2,164,598	$515,888	$71,475	$65,330	$877,114	$28,186	$606,605

Details of other commercial commitments at March 31, 2020, are as follows (in thousands):

		Amount of Commitment Expiration Per Period
In $000’s	Total	2021	2022	2023	2024	2025	Thereafter
Standby letter of credit	$11,909	$3,680	$23	$45	$289	$-	$7,872
Guarantees*	6,480	172	17	18	14	37	6,222
Total	$18,389	$3,852	$40	$63	$303	$37	$14,094

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

$6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). On March 31, 2020, the interest rate that was being charged on the outstanding principal amounts was 1.9%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of March 31, 2020, we had $895.0 million available for draw down under the revolving credit facility.

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

On March 31, 2020, we were in compliance with our debt covenants and there was a total of $1,381.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Common Stock

Since the inception of our share repurchase programs and through March 31, 2020, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions. Accordingly, we did not repurchase any shares during the three and nine months ended March 31, 2020. During the nine months ended March 31, 2019 we repurchased 200,000 shares at an aggregate purchase price of $22.8 million under our share repurchase program. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At March 31, 2020, 12.9 million additional shares can be repurchased under the approved share repurchase program.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

As of March 31, 2020, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of March 31, 2020 (in thousands):

	U.S.		Great Britain	Canadian	Chinese
	Dollar	Euro	Pound	Dollar	Yuan
	(USD)	(EUR)	(GBP)	(CAD)	(CNY)
AUD Functional:
Assets	559,004	104,681	-	-	31,554
Liability	(221,749)	(102,618)	(8,679)	-	(1,060)
Foreign Currency Hedges	(325,000)	(16,535)	-	-	(22,599)
Net Total	12,255	(14,472)	(8,679)	-	7,895
USD Functional:
Assets	-	-	-	20,147	-
Liability	-	-	-	-	-
Foreign Currency Hedges	-	-	-	(14,167)	-
Net Total	-	-	-	5,980	-
SGD Functional:
Assets	641,900	248,460	-	-	12
Liability	(383,025)	(51,928)	-	-	-
Foreign Currency Hedges	(273,000)	(176,377)	-	-	-
Net Total	(14,125)	20,155	-	-	12

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at March 31, 2020. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	March 31, 2020	June 30, 2019
AUD/USD
Contract amount	325,000	-	325,000	(10,910)	202
Ave. contractual exchange rate	AUD 1 = USD 0.6360		AUD 1 = USD 0.6360
AUD/Euro
Contract amount	60,630	22,047	82,677	(1,580)	(124)
Ave. contractual exchange rate	AUD 1 = Euro 0.6068	AUD 1 = Euro 0.6085	AUD 1 = Euro 0.6072
SGD/Euro
Contract amount	192,913	5,512	198,425	(4,181)	40
Ave. contractual exchange rate	SGD 1 = Euro 0.6485	SGD 1 = Euro 0.6120	SGD 1 = Euro 0.6474
SGD/USD
Contract amount	273,000	-	273,000	(5,300)	71
Ave. contractual exchange rate	SGD 1 = USD 0.7175		SGD 1 = USD 0.7175
AUD/CNY
Contract amount	22,599	-	22,599	(2,456)	(15)
Ave. contractual exchange rate	AUD 1 = CNY 4.8950		AUD 1 = CNY 4.8950
USD/CAD
Contract amount	14,167	-	14,167	1,130	(66)
Ave. contractual exchange rate	USD 1 = CAD 1.3075		USD 1 = CAD 1.3075

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At March 31, 2020, we held cash and cash equivalents of $352.9 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At March 31, 2020, there was $881.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three and nine months ended March 31, 2020, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

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

Item 1A      Risk Factors

The discussion of our business and operations should be read together with the risk factors and contained in our annual report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of March 31, 2020, there have been no further material changes to such risk factors, except as follows:

Our business, financial condition and results of operations could be harmed by the effects of the COVID-19 pandemic. We are subject to risks related to the global pandemic associated with COVID-19, which may have an adverse impact on certain aspects of our business. Specifically, diagnostic pathways for sleep apnea treatment, including home medical equipment suppliers and sleep clinics, have been impacted and, in some instances, been required, or in the future may be required, to temporarily close due to governments’ “shelter-in-place” orders, quarantines or similar orders or restrictions enacted to control the spread of COVID-19. In some countries, new patients are prescribed sleep apnea treatment through hospitals that are directing their resources to critical care, including COVID-19 treatment. The impact on these diagnostic and prescription pathways may result in a decrease in demand from new patients for our products designed to treat SDB.

While we have experienced increased demand for our respiratory care products due to the nature of COVID-19, we cannot guarantee that demand will continue or that we will be able to identify and obtain adequate raw materials or otherwise maintain operations, supply chains and distribution systems to satisfy demand for our products on a cost-effective manner or at all. Additionally, if the increase in demand currently being experienced for our respiratory care products declines more abruptly than expected this could adversely impact our inventory levels and may result in excess inventory, which we may be unable to sell. Furthermore, due to governments’ varying restrictions on international and domestic travel, access to labor for our manufacturing facilities could be adversely impacted.

Our SaaS business may also be affected by COVID-19 and measures taken to control the spread of COVID-19. Some of our existing and potential SaaS customers are home medical equipment distributors and, therefore, have been impacted, or may be impacted, by the same temporary business closures noted above. We also have existing and potential SaaS customers that operate care facilities and are either receiving and treating patients infected with COVID-19 or are implementing significant measures to safeguard their facilities against a potential COVID-19 outbreak. Given these challenging business conditions and the uncertain economic environment, we expect businesses will be deterred from adopting new or changing SaaS platforms, which may adversely impact our ability to engage new customers for our SaaS businesses, or expand the services used by existing customers.

Additionally, the types of restrictions enacted to control the spread of COVID-19 have resulted in most of our employees working from home, and have resulted or may result in the employees of our key suppliers and customers working from home or, as noted above, not working at all. Neither we nor our suppliers have significant experience operating with the majority of our work forces working from home and this may disrupt our standard operations or significantly hamper our products from moving through our supply chain. If we are unable to move products efficiently through the supply chain we may be unable to satisfy customer demand, which could negatively impact our results of operations.

Health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic. Any delay or de-prioritization of our product development activities or delay in regulatory review resulting from such disruptions could materially affect our results of operations.

In addition to existing travel restrictions, countries may continue to close borders, impose prolonged quarantines, and further restrict travel, which may also disrupt our ability to move our product by air and sea. The continued spread of COVID-19 has also led to extreme disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. While we expect COVID-19 to negatively impact certain aspects of our business, given the rapid and evolving nature of the virus and the uncertainty about its impact on society and the global economy, we cannot predict the extent to which it will affect our global operations, particularly if these impacts persist or worsen over an extended period of time.

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

We temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the three months ended March 31, 2020. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. At March 31, 2020, 12.9 million additional shares can be repurchased under the approved share repurchase program.

Item 3      Defaults Upon Senior Securities

None

Item 4      Mine Safety Disclosures

None

Item 5      Other Information

None

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 6      Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013)
3.2	Sixth Amended and Restated Bylaws of ResMed Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2020)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on April 30, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

April 30, 2020

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)