Form 10-K
period 2020-06-30
RESMED INC
filed 2020-08-13
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________________________

FORM 10-K

______________________________________________________________________________________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was $22,240,443,784. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.

At August 7, 2020, registrant had 144,900,654 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2020 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

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

ITEM 1  BUSINESS

General

We are a global leader in digital health and cloud-connected medical devices. We design innovative solutions to treat and keep people out of the hospital, empowering them to live healthier, higher-quality lives. Our digital health technologies and cloud-connected medical devices transform care for people with sleep apnea, chronic obstructive pulmonary disease, or COPD, and other chronic diseases. Our comprehensive out-of-hospital software platforms support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. By enabling better care, our products improve quality of life, reduce the impact of chronic disease, and lower costs for consumers and healthcare systems.

Following our formation in 1989, we commercialized a treatment for obstructive sleep apnea, or OSA. This treatment, nasal continuous positive airway pressure, or CPAP, was the first successful noninvasive treatment for OSA. CPAP systems deliver pressurized air, typically through a nasal mask, to prevent collapse of the upper airway during sleep.

Since the development of CPAP, we have expanded our business by developing or acquiring a number of innovative products and solutions for a broad range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, dental devices, portable oxygen concentrators, or POCs, and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes. Today, we offer a comprehensive digital solution suite for patients with COPD, including those using inhalers or supplemental oxygen as well as non-invasive or invasive ventilation. We also provide management software to agencies providing out-of-hospital care, including home medical equipment, or HME, home health and hospice, skilled nursing, life plan community and senior living, and private duty services. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of sleep apnea and respiratory conditions like COPD as significant health concerns. We are also a leading provider of cloud-based software health applications and devices designed to provide connected care, improving patient outcomes and efficiencies for healthcare providers. These tools are designed to enable clinicians to manage more patients efficiently and effectively, as well as enable and encourage patients’ long-term adherence to and satisfaction with their therapy.

We employ approximately 7,800 people and sell our products in approximately 140 countries through a combination of wholly owned subsidiaries and independent distributors.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

Since formation we have acquired a number of businesses, including distributors, suppliers, developers of medical equipment and related technologies and software solution providers.

Segment Information

We operate in two segments, which are the Sleep and Respiratory Care segment and the software as a service, or SaaS, segment. See Note 15 – Segment Information of the Notes to Financial Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the notes to our consolidated financial statements.

The Market

We are focused on the sleep and related respiratory care markets, both of which we believe are globally underpenetrated markets, and where we believe our products can improve patient outcomes, create efficiencies for our customers, help physicians and providers better manage chronic disease and reduce overall healthcare system costs. Additionally, our software solutions are focused on the out-of-hospital care market, which we believe is fragmented and underserved and where we see significant opportunity to transform and significantly improve out-of-hospital healthcare through a strategy of enabling better patient care, improving clinical decision support, and driving interoperability across out-of-hospital care settings.

Sleep and Respiratory Care

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

The upper airway has no rigid support and is held open by active contraction of upper airway muscles. Normally, during REM sleep and deeper levels of non-REM sleep, upper airway muscles relax and the airway narrows. Individuals with narrow upper airways or poor muscle tone are prone to temporary collapses of the upper airway during sleep, called apneas, and to near closures of the upper airway called hypopneas. These breathing events result in a lowering of blood oxygen concentration, causing the central nervous system to react to the lack of oxygen or increased carbon dioxide and signaling the body to respond. Typically, the individual subconsciously arouses from sleep, causing the throat muscles to contract, opening the airway. After a few gasping breaths, blood oxygen levels increase and the individual can resume a deeper sleep until the cycle repeats itself. Sufferers of OSA typically experience ten or more such cycles per hour. While these awakenings greatly impair the quality of sleep, the individual is not normally aware of these disruptions. In addition, OSA has been recognized as a cause of hypertension and a significant comorbidity for heart disease, stroke and diabetes.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

A long-term epidemiology study published in 2013 estimated that 26% of adults age 30-70 have some form of obstructive sleep apnea. Another study published in 2019 estimated that mild to severe OSA impacts more than 936 million people worldwide, including 54 million Americans. Of those impacted, it was estimated that more than 424 million would have moderate to severe sleep apnea. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 20% of those with OSA have been diagnosed or treated. Many healthcare professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, snoring, hypertension and irritability are characteristic of OSA.

While sleep apnea has been diagnosed in a broad cross-section of the population, until recently, it has typically been diagnosed among middle-aged men who are obese. However, we believe the importance of sleep apnea in women is increasingly being recognized, with nearly 40% of new PAP patients being female. A strong association has been discovered between sleep apnea and a number of cardiovascular and metabolic diseases. Studies have shown that sleep apnea is present in approximately 83% of patients with drug-resistant hypertension, approximately 77% of patients with obesity, approximately 76% of patients with chronic heart failure and approximately 72% of patients with type 2 diabetes.

Sleep-Disordered Breathing and Obstructive Sleep Apnea.    Sleep-disordered breathing encompasses all disease processes that cause abnormal breathing patterns during sleep. Manifestations include OSA, central sleep apnea, or CSA, and hypoventilation syndromes that occur during sleep. Hypoventilation syndromes are generally associated with obesity, chronic obstructive lung disease and neuromuscular disease. OSA is the most common form of SDB.

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

RESMED INC. AND SUBSIDIARIES

CPAP is not a cure and, therefore, must be used on a nightly basis as long as treatment is required. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. In more recent years, product innovations to improve patient comfort and compliance have been developed. These include more comfortable patient interface systems; delay timers that gradually raise air pressure allowing the patient to fall asleep more easily; bilevel air devices, including our AirCurve 10 Series and Lumis devices, which provide different air pressures for inhalation and exhalation; heated humidification systems to make the airflow more comfortable; and autotitration devices that modulate the average pressure delivered during the night.

Respiratory Care

Our aim is to provide respiratory care solutions to patients with COPD, asthma, and other chronic respiratory diseases, such as overlap syndrome, obesity hypoventilation syndrome, or OHS, and neuromuscular disease, including amyotrophic lateral sclerosis, or ALS. We aim to improve their quality of life, slow down disease progression and reduce the costs of patient management.

Our products cover patients ranging from those who only require therapy from CPAP systems at night, to those who are dependent on non-invasive or invasive ventilation for life-support and those who require portable oxygen concentrators, or POCs. Our devices are predominantly used in the home and, to a lesser extent, in general hospital wards and respiratory wards. We supply CPAP and bilevel device systems, non-invasive and invasive ventilators, humidifiers and accessories, including masks and tubing. We also offer stationary and portable battery-powered oxygen concentrators for the administration of long-term oxygen therapy in the home as well as data management systems designed to improve the management of patients.

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic. We have observed increased demand for our ventilator devices and masks, and we are working with governments, health authorities, hospitals, physicians, and patients worldwide to assess their needs, and to deliver the ventilation therapy that is essential to treat the respiratory complications of COVID-19. Our primary focus is to maximize the availability of ResMed ventilators and other respiratory support devices for the patients that need them most.

Chronic Obstructive Pulmonary Disease.    COPD encompasses a group of lung diseases defined by persistent airflow limitation, prolongation of exhalation and loss of elasticity in the lungs. It is a progressive and debilitating disease and is associated with an increased inflammatory response in the airways. Symptoms encountered with COPD include shortness of breath as well as chronic cough and increased sputum production. COPD includes diseases such as emphysema and chronic bronchitis. A recent study based on recent epidemiology data estimates that there are over 380 million people worldwide who suffer from COPD, the world’s third leading cause of death.

Patients with COPD can have different clinical presentations. Patients with chronic bronchitis present with low level of oxygen (hypoxemia) and elevated levels of carbon dioxide (hypercapnia), a chronic productive cough, cor pulmonale and are commonly overweight. Patients with emphysema have more normal blood gases, are usually thin and hyperinflated and have a decreased diffusion capacity. During sleep, chronic bronchitic patients display more severe hypoxemia. In general, the more hypoxic a COPD patient is during the day the more severe the hypoxemia experienced during sleep. Hypercapnia as a consequence of hypoventilation also occurs in COPD patients and is more pronounced in REM sleep. Some COPD patients may also suffer from comorbid OSA, a condition known as Overlap Syndrome.

Home non-invasive ventilation has the potential to reduce healthcare costs associated with the management of patients with severe COPD by significantly increasing the time between hospital readmissions.

Overlap Syndrome.    In patients with Overlap Syndrome, CPAP has been shown to provide benefits in relation to reducing mortality, decreasing hospitalizations and improving lung function and gas exchange. Non-invasive ventilation, or NIV, has been demonstrated to improve outcomes in patients with acute exacerbations of COPD through its ability to improve respiratory acidosis and decrease dyspnea and work of breathing. It may also increase survival rates and reduce length of hospital stays, as well as reducing complicating factors such as ventilator-associated pneumonia. In patients with stable COPD, the advantages of home NIV are less clear, but clinical studies have shown improvements in dyspnea scores and health-related quality-of-life measures and reductions in hospital readmissions and intensive care stays.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

Obesity Hypoventilation Syndrome.    OHS is characterized by the combination of obesity, chronic alveolar hypoventilation leading to daytime hypercapnia and hypoxia and sleep apnea after the exclusion of other causes of alveolar hypoventilation. An estimated 90% of patients with OHS also have OSA. In patients with OHS, positive airway therapy, both CPAP and NIV, has been shown to effectively treat upper airway obstruction and reverse daytime respiratory failure as well as reduce the work of breathing and improve respiratory drive.

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

Software as a Service

Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, our operations now include platforms that comprise our SaaS business. Our SaaS strategy is to develop a portfolio that assists durable medical equipment, or DME, HME, and other long-term care providers operate more effectively and efficiently across various out-of-hospital care settings. Our SaaS portfolio provides services across the HME, home health and hospice, skilled nursing, life plan community and senior living, and private duty services. Our offerings can help providers perform analytics, manage documentation and implement new reimbursement requirements as well as more effectively transfer data as patients move between different care settings.

Business Strategy

We believe that the sleep apnea and respiratory care markets will continue to grow in the future due to a number of factors, including increasing awareness of OSA, CSA and COPD, improved understanding of the role of sleep apnea treatment in the management of cardiac, neurologic, metabolic and related disorders, improved understanding of the role of non-invasive ventilation in the management of COPD, and an increase in the use of digital and product technology to improve patient outcomes and create efficiencies for customers and providers. Additionally, the continued impact of COVID-19 or a resurgence of COVID-19 may create more demand for our ventilator products. Our strategy for expanding our business operations and capitalizing on the growth of the sleep apnea and respiratory care markets, as well as growth in out-of-hospital care settings, consists of the following key elements:

•Continue Product Development and Innovation in Sleep Apnea Products.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of sleep apnea. We have been a leading innovator of products designed to treat sleep apnea more effectively, increase patient comfort and encourage compliance with prescribed therapy. In recent years we have introduced a full suite of masks in our AirTouch and AirFit ranges, advanced and expanded the integrations of our therapy-based software solutions, including AirView, to promote greater patient adherence and during the COVID-19 pandemic, we released ResMed MaskSelector in the United States, an easy-to-use digital tool to make mask selection and sizing easier and more effective, both remotely and during in-person clinical setups. We believe that the combination of continued product development, product and technology acquisitions and innovation are key factors to our ongoing success. Our recent acquisitions have included a portfolio of sleep apnea products through our acquisition of Curative Medical. Approximately 16% of our employees are devoted to research and development activities.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

•Continue Product Development and Innovation in Respiratory Care Products.    We are committed to ongoing innovation of our respiratory care products that serve the needs of patients with COPD and neuromuscular diseases. With the addition of Inova Labs POCs and our non-invasive ventilator devices with masks and accessories, we intend to continue to expand and enhance our product offerings in this area. In recent years, we launched Mobi, which is our first ResMed-branded portable oxygen concentrator as well as advanced and expanded the integrations of our therapy-based software solutions including AirView for Respiratory Care, enabling clinicians to remotely monitor patients on some ventilation devices and bilevel devices. Additionally, we acquired a digital health platform for inhalers through our acquisition of Propeller Health in 2019, rounding out our portfolio to treat COPD patients through their therapy journey across different stages of their disease.

•Expand SaaS Solutions in Out-of-Hospital Care Settings.    Our vision is to transform and significantly improve out-of-hospital (OOH) healthcare through a strategy of enabling better patient care, improving clinical decision support, and driving interoperability across out-of-hospital healthcare settings. Since acquiring Brightree in 2016, plus MatrixCare and HEALTHCAREfirst in 2018, we offer software solutions across multiple out-of-hospital healthcare settings including HME, home health and hospice, skilled nursing, life plan communities, senior living and private duty. We are connecting capabilities across the platforms in these out-of-hospital care settings to help our customers be more efficient, better serve people, keep them out-of-hospital, and in lower-cost, higher-quality care settings. Today, our SaaS solutions serve OOH customers combining over 90 million individual accounts.

•Expand Geographic Presence.    We market our products in more than 140 countries to sleep clinics, home healthcare dealers, patients and third-party payors. We intend to increase our sales and marketing efforts in our principal markets, as well as expand the depth of our presence in other high-growth geographic regions. In 2016, we acquired Curative Medical to invest in the China market and expand our growth potential in sleep apnea, COPD and respiratory care in China. In 2019, we acquired HB Healthcare, a privately owned HME that serves both reimbursed and cash-pay customers of sleep and respiratory care devices in South Korea.

•Increase Public and Clinical Awareness.    We continue to expand our existing promotional activities to increase awareness of sleep apnea, COPD and other clinical conditions that can be treated with our industry-leading solutions. These promotional activities target both the population predisposed to sleep apnea and medical specialists, such as pulmonologists, sleep medicine specialists, primary care physicians, cardiologists, neurologists and other medical subspecialists who treat these conditions and their associated comorbidities. We target special interest groups, including the National Stroke Association, the American Heart Association, COPD Foundation and the National Sleep Foundation, to further increase awareness of the relationship between OSA, COPD, neuromuscular disease and comorbidities such as cardiac disease, diabetes, hypertension and obesity. The programs also support our efforts to inform the community of the dangers of sleep apnea with regard to occupational health and safety, especially in the transport industry. We have helped establish a center for clinical care and medical research at the University of California, San Diego in the fields of sleep apnea and COPD.

•Expand into New Clinical Applications.    We continually seek to identify new applications of our technology for significant unmet medical needs. Studies have established a clinical association between OSA and both stroke and congestive heart failure, and have recognized sleep apnea as a cause of hypertension or high blood pressure. Research also indicates that sleep apnea is independently associated with glucose intolerance and insulin resistance. Additionally, research supported by ResMed has demonstrated that the addition of non-invasive ventilation to patients with severe COPD who are receiving oxygen therapy, provides meaningful clinical benefits to the patient, and the broader healthcare system. We maintain close working relationships with a number of prominent physicians to explore new medical applications for our products and technology.

•Leverage the Experience of our Management Team.    Our senior management team has extensive experience in the medical device industry in general, and in the fields of sleep apnea, respiratory care and healthcare informatics in particular. We intend to continue to leverage the experience and expertise of these individuals to maintain our innovative approach to the development of products and solutions, and to increase awareness of the serious medical problems caused by sleep apnea and the use of oxygen, non-invasive ventilation, and in-home life support ventilation to treat COPD.

Products

Our portfolio of products includes devices, diagnostic products, mask systems, headgear and other accessories, dental devices, POCs and cloud-based software informatics solutions. For purposes of the following discussion, we refer to our air flow generators, ventilators and oxygen concentrators collectively as devices.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Devices

We produce cloud-connected CPAP, APAP, bilevel, and ASV devices that deliver positive airway pressure through a patient interface, either a mask or cannula. Our APAP devices, known as AutoSet, are based on a proprietary technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA. During fiscal year 2017, we launched AirMini, a small portable CPAP combining the same proven therapy modes used in the AirSense 10 with effective waterless humidification enabling portable convenience. We also acquired a line of Chinese-developed and manufactured sleep and ventilation devices with the acquisition of Curative Medical in fiscal year 2016. Devices in total accounted for approximately 51%, 52% and 56% of our net revenues in fiscal years 2020, 2019 and 2018, respectively.

The tables below provide a selection of products, as known by our trademarks.

CPAP PRODUCTS	DESCRIPTION
AirSense 10 Elite	An advanced fixed-pressure therapy device with an integrated humidifier and built-in wireless connectivity. It is designed to be intuitive and easy-to-use.
AirSense 10 CPAP	The AirSense 10 CPAP is a fixed-pressure therapy device and built-in wireless connectivity. It also provides compliance, AHI and leak data reporting.

AUTOSET PRODUCTS	DESCRIPTION
AirSense 10 Auto

A premium auto-adjusting therapy device featuring AutoRamp™ with sleep onset detection, expiratory pressure relief (EPR™) and Easy-Breathe technology. The device also features built-in wireless connectivity.

AirMini

A small portable CPAP device featuring the same auto-adjusting therapy modes used in the AirSense™ 10 Auto. The device also features built-in Bluetooth connectivity and effective waterless humidification enabled by HumidX technology.

BILEVEL PRODUCTS	DESCRIPTION
AirCurve 10 S

A bilevel device for patients who need extra pressure support or find it difficult to adjust to therapy on a fixed pressure continuous positive airway pressure device. The device features built-in wireless connectivity and works with our AirView™ patient monitoring software.

AirCurve 10 V Auto

An auto-adjusting bilevel device for patients who need greater pressure support to treat their obstructive sleep apnea. The device features built-in wireless connectivity and works with our AirView™ patient monitoring software.

AirCurve 10 ST

A bilevel device with backup rate that provides exceptional patient-ventilator synchrony, reducing the work of breathing so patients remain comfortable and well ventilated. The device features built-in wireless connectivity and works with our AirView™ patient monitoring software.

AirCurve 10 ASV and CS

Adaptive servo-ventilators specifically designed to treat patients exhibiting central sleep apnea (CSA), mixed sleep apnea and periodic breathing, with or without obstructive sleep apnea. These devices also feature built-in wireless connectivity and works with our AirView™ patient monitoring software.

VENTILATION PRODUCTS	DESCRIPTION
Stellar 100 and 150	Pressure support and volume non-invasive ventilators with invasive capabilities designed to suit a range of environments and for various respiratory patient types.
Astral 100 and 150	Pressure support and volume ventilators for invasive and non-invasive purposes so it can be used from the hospital to the home.
Lumis 100 and 150	Pressure support non-invasive ventilators that support a variety of therapy modes with built-in wireless connectivity and integrated humidification.
Lumis ST-A	A Pressure support non-invasive ventilator that supports a variety of therapy modes with built-in wireless connectivity, integrated humidification and a range of fixed and adjustable alarms.
Mobi	A portable oxygen concentrator system with a lightweight design and extended battery life to promote greater mobility for patients on oxygen therapy.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Mask Systems, Diagnostic Products, Accessories and Other Products

Masks, diagnostic products and accessories together accounted for approximately 37%, 37% and 38% of our net revenues in fiscal years 2020, 2019 and 2018, respectively.

Mask Systems

Mask systems are one of the most important elements of sleep apnea treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in small nasal, nasal pillows and full-face masks, by improving patient comfort while minimizing size and weight.

The table below provides an of overview of our mask systems by category.

CATEGORY	DESCRIPTION
Minimalist

AirFit F30, AirFit P10 and AirFit N30 minimalist masks feature our lightest, lowest profile designs. The features of these masks are focused on minimizing contact with the patient’s face to reduce red marks and irritation.

Freedom	AirFit N30i, AirFit P30i and AirFit F30i freedom masks, which feature top-of-head tubing design allowing flexibility to easily switch sleep positions.
Ultra Soft	The AirTouch F20 mask features a soft and breathable AirTouch cushion designed to enhance CPAP mask comfort.
Universal Fit

AirFit F20 and AirFit N20 masks are designed to fit a wide range of faces due to the InfinitySeal silicone cushion that adapts to unique facial contours, which increases comfort, improves the fit and reduces leakage.

Diagnostic Products

We market sleep recorders for the diagnosis and titration of sleep apnea in sleep clinics and hospitals. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

PRODUCTS	DESCRIPTION
ApneaLink Air	A portable diagnostic device which measures oximetry, respiratory effort, pulse, nasal flow and snoring. Works with AirView Diagnostics to provide comprehensive diagnostic solution to clinicians.

Connected Solutions and Other Products

We have a suite of products that are designed to allow fewer professionals to manage more patients and empower patients to track their own health outcomes. We are expanding our cloud-based patient management and engagement platforms, such as AirView, enabling remote monitoring, over-the-air trouble shooting and changing of device settings, U-Sleep enabling automated patient coaching through a text, email or interactive voice phone call and myAir, a patient engagement application that provides sleep data and a daily score based on their previous night’s data.

PRODUCTS	DESCRIPTION
AirView

A cloud-based system enabling remote monitoring and changing of patients’ device settings. AirView also makes it easier to simplify workflows and collaborate more efficiently across the patient’s care network.

myAir

A personalized therapy management application for patients with sleep-disordered breathing providing support, education and troubleshooting tools for increased patient engagement and improved compliance.

U-Sleep	A compliance monitoring solution that enables HMEs to streamline their sleep programs to achieve better business and patient outcomes.
Connectivity Module	A module providing cellular connection between our compatible ventilation devices (i.e. Astral Stellar) and our AirView™ system.
Propeller Solutions

Propeller's inhaler sensors track medication usage and pair with a companion smartphone application, giving people with asthma or COPD a better understanding of their disease and while promoting increased adherence to treatment. The Propeller Provider Portal gives clinicians the timely and accurate information they need to make better treatment decisions.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

SaaS Products

Following multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, we now supply out-of-hospital software products designed to support the professionals and caregivers helping people stay healthy in the home or care setting of their choice. SaaS revenue accounted for approximately 12%, 11% and 7% of our net revenue in fiscal years 2020, 2019 and 2018, respectively.

PRODUCTS	DESCRIPTION
Brightree solutions

Brightree enables out-of-hospital care organizations to improve their business performance and deliver better health outcomes. As an industry-leading cloud-based healthcare IT company, Brightree provides solutions and services for thousands of organizations in home medical equipment and pharmacy, orthotic and prosthetic, and home infusion.

HEALTHCAREfirst solutions

HEALTHCAREfirst offers electronic health record, or EHR, software, billing and coding services, and advanced analytics that enable home health and hospice agencies to optimize their clinical, financial and administrative processes.

MatrixCare solutions

MatrixCare’s EHR software as a service solutions are used by skilled nursing and senior living providers, life plan communities (CCRCs), and home health and hospice organizations to prosper in an ever-changing healthcare system.

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

We continually seek to identify new applications of our technology for significant unmet medical needs. Sleep apnea is associated with a number of symptoms beyond excessive daytime sleepiness and irritability. Studies have established a clinical association between untreated sleep apnea and systemic hypertension, diabetes, coronary artery disease, stroke, atrial fibrillation, congestive heart failure, and mortality.

Across the sleep and respiratory care platforms, we support clinical trials in many countries including the United States, Germany, Netherlands, France, Japan, the United Kingdom, Switzerland, China, Spain, Canada, Singapore and Australia to develop new clinical applications for our technology. We have also begun presenting and publishing research findings based on the industry-leading connectivity platform and data assets that are unique to us. We continue to support some of the largest sleep apnea studies in history by performing advanced statistical analyses on millions of clinical data points using real-world data.

We consult with physicians at major medical centers throughout the world to identify clinical and technological trends in the treatment of sleep apnea, COPD and the other conditions associated with these diseases. New product ideas are also identified by our marketing staff, direct sales force and network of distributors, customers, clinicians and patients.

Sales and Marketing

We currently market our products in more than 140 countries through a network of distributors and our direct sales force. We attempt to tailor our marketing approach to each national market, based on regional awareness of sleep apnea as a health problem, physician referral patterns, consumer preferences and local reimbursement policies. See Note 15 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8) for financial information about our geographic areas.

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Our SaaS solutions are sold to providers of healthcare in various out-of-hospital settings. We market and sell our Brightree business management software and service solutions to providers in the U.S. and our primary markets are HME, pharmacy, home infusion, orthotics and prosthetics. Our sales activities for Brightree products are conducted through a sales organization made up of strategic account managers, sales engineers and sales directors. We develop, market and sell our MatrixCare care management and related ancillary solutions to providers in the U.S. and our primary markets are senior living, skilled nursing; life plan communities; home health, home care, and hospice agencies as well as related accountable care organizations. Our MatrixCare management solutions are primarily sold through direct sales and ancillary solutions are sold both through direct sales and channel partners.

Combined Europe, Asia and other markets.    We market our products in most major countries in combined Europe, Asia and other markets. We have wholly-owned subsidiaries in Austria, Czech Republic, Denmark, Finland, France, Germany, Ireland, Netherlands, Norway, Poland, Sweden, Switzerland, the United Kingdom, Australia, China, India, Japan, Korea, New Zealand, Taiwan, and Thailand. We use a combination of our direct sales force and independent distributors to sell our products in combined Europe, Asia and other markets. We select independent distributors in each country based on their knowledge of respiratory medicine and a commitment to sleep apnea therapy. In countries where we sell our products direct, a local senior manager is responsible for direct national sales. In many countries we sell our products to home healthcare dealers or hospitals who then sell the products to the patients. In Germany, Australia, New Zealand, and South Korea, we also operate a home healthcare company, in which we provide products and services directly to patients.

We do not sell our SaaS products in combined Europe, Asia and other markets.

Manufacturing

We operate a globally distributed manufacturing network designed for supply chain resilience, that is intended to control costs and minimize risks. Our manufacturing operations consist of specialist component production as well as assembly and testing of our devices, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, many are off-the-shelf items available from multiple vendors. We also purchase uniquely configured components from various suppliers, including some who are single-source suppliers for us. Any reduction or halt in supply from one of these single-source suppliers could limit our ability to manufacture our products or devices until a replacement supplier is found and qualified. We generally manufacture to our internal sales forecasts and fill orders as received. We strive for continuous improvement in manufacturing processes to deliver year-on-year improvement in output, cost and product quality. Each manufacturing site and team are responsible for the quality of their product group and decisions are based on performance and quality measures, including customer feedback.

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

Our main manufacturing facilities are located in Loyang, Singapore; Sydney, Australia; Chatsworth, California; Johor Bahru, Malaysia; Atlanta, Georgia and Suzhou, China. We are establishing a new manufacturing facility in Tuas, Singapore that will eventually replace our Loyang facility. Refer to Item 2 for additional details on these properties.

Third-Party Coverage and Reimbursement

The cost of medical care in many of the countries in which we operate is funded in substantial part by government and private insurance programs. In Germany and Korea, we receive payments directly from these payors but in other countries, although we do not generally receive payments for our products directly from these payors, our success in major markets depends on the ability of patients to obtain coverage and adequate reimbursement from third-party payors for our products.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

In the United States, our products are purchased primarily by home healthcare dealers, hospitals or sleep clinics, who invoice third-party payors directly for reimbursement. Domestic third-party payors include government payors such as Medicare and Medicaid and commercial health insurance plans. These payors may deny coverage and reimbursement if they determine that a device is not used in accordance with certain covered treatment methods, or is experimental, unnecessary or inappropriate. The long-term trend towards cost-containment, through managed healthcare, or other legislative proposals to reform healthcare, could control or significantly influence the purchase of healthcare services and products and could result in lower prices for our products. In some foreign markets, such as France, Germany, and Japan, government reimbursement is currently available for purchase or rental of our products, subject to constraints such as price controls or unit sales limitations. In Australia, China, and some other foreign markets, there is currently limited or no reimbursement for devices that treat OSA.

Healthcare reform in the United States continues to bring significant changes to the third-party payor landscape. In 2011, the Centers for Medicare & Medicaid Services, or CMS, implemented the competitive bidding program, which included DME that we manufacture and develop, specifically, oxygen, CPAP and respiratory assist devices (or bilevel devices), and related supplies and accessories. CMS is required by law to recompete these contracts at least once every three years. In addition, the 2010 Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, required CMS to roll out the competitive bidding process nationally or adjust prices in non-competitive bidding areas, also known as the non-bid or Round 3 areas, to match competitive bidding prices by 2016. CMS phased in the new rates beginning January 1, 2016, and the rates became fully effective July 1, 2016. The implementation of the competitive acquisition program has resulted in reduced Medicare payment for oxygen, CPAP and respiratory assist devices, and related supplies and accessories in both competitive bidding areas and non-competitive bidding areas. Through an Interim Final Rule issued in May 2018, CMS increased the fee schedule amounts for certain DME in non-bid areas that qualify as rural and non-contiguous, setting payment for these areas for June 1, 2018 to December 31, 2018 at a 50/50 blended reimbursement rate based on the pre-competitive bidding reimbursement rate and the adjusted reimbursement rate set through competitive bidding.

Due to the lapse of competitive bid contracts as of December 31, 2018, effective January 1, 2019, Medicare beneficiaries may receive DME from any Medicare-enrolled supplier until new contracts are in effect under the next round of competitive bidding, which is expected to take effect on January 1, 2021. Pricing in competitive bidding areas and non-rural, contiguous non-bid areas will continue to use adjusted fee schedule amounts, subject to annual Consumer Price Index (CPI) adjustments, beginning in 2019, until the next bidding round takes place. CMS also extended the blended fee schedule amounts for non-bid rural and non-contiguous areas through December 31, 2020. Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the blended fee schedule amounts for non-bid rural and non-contiguous areas was extended through the end of the COVID-19 public health emergency, should it extend beyond December 31, 2020, and a blended fee schedule amount was implemented for all other areas for the same period.

In the next round of Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) competitive bidding program, expected to take effect on January 1, 2021, there have been some revisions to the bidding methodology including the plan to implement surety bond requirements, lead item pricing, and setting reimbursement rates at the maximum winning bid rate instead of the median winning bid rate. Although CMS previously expanded the categories of devices subject to competitive bidding to include non-invasive ventilators, or NIVs, starting in 2021, in response to the COVID-19 pandemic, CMS removed NIVs from Round 2021 of the DMEPOS Competitive Bidding Program.

The ACA, which was passed both to expand the number of individuals with healthcare coverage and to develop additional revenue sources, also included, among other things, a deductible excise tax equal to 2.3% of the price for which medical devices are sold in the United States on any entity that manufactures or imports medical devices, with limited exceptions, beginning in 2013. However, this excise tax was subsequently suspended by the U.S. Congress for medical device sales, beginning in 2016 and permanently repealed, effective January 1, 2020. The ACA also provided for a number of Medicare regulatory requirements, including new face-to-face encounter requirements for DME and home health services.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

We cannot predict at this time the full impact that the ACA, or any U.S. legislation enacted in the future, will have on our revenues, profit margins, profitability, operating cash flows and results of operations. There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA, and we expect such challenges and amendments to continue. For example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the U.S. Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or replace the ACA will impact the law or our business.

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

Competition

The markets for our products and services are highly competitive. We believe that the principal competitive factors in all of our markets are product features, value-added solutions, reliability and price. Customer support, reputation and efficient distribution are also important factors. We compete on a market-by-market basis with various companies, some of which have greater financial, research, manufacturing and marketing resources than us. The disparity between our resources and those of our competitors may increase as a result of the trend towards consolidation in the healthcare industry. In addition, some of our competitors are affiliates of customers of ours, which may make it difficult to compete with them.

Our primary Sleep and Respiratory Care competitors include Philips BV; Fisher & Paykel Healthcare Corporation Limited; DeVilbiss Healthcare; Apex Medical Corporation; BMC Medical Co. Ltd.; and regional manufacturers. Finally, our products compete with surgical procedures, nerve stimulation devices and dental appliances designed to treat OSA and other sleep apnea-related respiratory conditions. The development of new or innovative procedures or devices by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

For our SaaS business, the market is highly competitive, rapidly evolving, and subject to changing technology, low barriers to entry, shifting customer needs and frequent introductions of new products and services. The development of new or innovative solutions by others could result in our solutions becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

Any product developed by us will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products and solutions. Accordingly, the speed with which we can develop products and solutions, complete clinical testing and regulatory clearance processes and provide commercial supply of products and solutions to the market are important competitive factors. In addition, our ability to compete will continue to be dependent on successfully protecting our patents and other intellectual property.

Patents and Proprietary Rights and Related Litigation

We rely on a combination of patents, designs, trademarks, trade secrets, copyrights, and non-disclosure agreements to protect our proprietary technology and rights. Some of these patents, patent applications and designs relate to significant aspects and features of our products. We believe the combination of these rights, in aggregate, are of material importance to each of our businesses. Through our various subsidiaries, as of the date of this report, we own or have licensed rights to over 6,200 pending, allowed or granted patents and designs. Patents and designs have various statutory terms based on the legislation in individual jurisdictions which may be subject to change. Of our patents, 570 U.S. patents and 1,452 foreign patents are due to expire in the next five years. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

EEA

In the European Economic Area, (which is comprised of the 27 member states of the European Union plus Norway, Iceland and Liechtenstein), or EEA, manufacturers of medical devices need to comply with the Essential Requirements laid out in Annex I to the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE mark to medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark, manufacturers of medical devices must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of the devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

The Medical Device Regulation was meant to become applicable three years after publication (in May 2020). However, on April 23, 2020, to allow EEA national authorities, notified bodies, manufacturers and other actors to focus fully on urgent priorities related to the COVID-19 pandemic, the European Council and Parliament adopted Regulation 2020/561, postponing the date of application of the Medical Device Regulation by one year (to May 2021). Once applicable, the new regulations will among other things:

•strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

•improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and

•strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

The federal Anti-Kickback Statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Violations of the federal Anti-Kickback Statute may result in significant civil monetary penalties for each violation, plus up to three times the remuneration involved. Violations of the Federal Anti-Kickback Statute can also result in criminal penalties, including significant criminal fines and imprisonment. In addition, violations can result in debarment, suspension or exclusion from participation in government healthcare programs, including Medicare and Medicaid.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil False Claims Act. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. When an entity is determined to have violated the federal civil False Claims Act, the government may impose significant civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Private suits filed under the civil False Claims Act, known as qui tam actions, can be brought by individuals on behalf of the government. These individuals may share in any amounts paid by the entity to the government in fines or settlement.

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

The federal Physician Sunshine Act, which requires certain manufacturers of drugs, biologicals, and medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to the CMS information related to (i) payments and other transfers of value to teaching hospitals, physicians (as defined by statute) and, beginning in 2022, physician assistants, nurse practitioners and other practitioners, and (ii) ownership and investment interests held by such providers and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in significant civil monetary penalties for each failure and additional penalties for “knowing failures”, for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

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

Under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which we collectively refer to as HIPAA, the Department of Health and Human Services, or HHS, has issued regulations, including the HIPAA Privacy, Security and Breach Notification Rules, to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including health care providers and their business associates. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include significant civil and criminal penalties for each violation. In addition to federal privacy and security regulations, there are a number of state laws governing confidentiality and security of personally identifiable information that are applicable to our business. For example, the California Consumer Privacy Act, or the CCPA, became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and the CCPA may increase our compliance costs and potential liability. Similar privacy laws have been proposed at the federal level and in other states.

In some of our operations, such as those involving our cloud-based software digital health applications, we are a business associate under HIPAA and therefore required to comply with the HIPAA Security Rule, Breach Notification Rule and certain provisions of the HIPAA Privacy Rule, as well as the terms of our business associate agreements that we enter into with our covered entity customers, and are subject to significant civil and criminal penalties for failure to do so.

In addition, the General Data Protection Regulation, or GDPR, went into effect in May 2018. The GDPR imposes stringent data protection requirements for the processing of personal data in the European Economic Area, or EEA. The GDPR imposes several stringent requirements for controllers and processors of personal data, and has increased our obligations, for example, by imposing higher standards for obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information (including for research purposes), increasing requirements pertaining to health data and pseudonymised (i.e., key-coded) data and imposing additional obligations when we contract with third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA, including to the United States; recent legal developments in Europe have created complexity and uncertainty regarding such transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to United States entities that had self-

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. European data protection law provides that EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. The GDPR and other similar regulations impose additional conditions in order to satisfy such consent for electronic marketing, such as a prohibition on pre-checked tick boxes and bundled consents, thereby requiring customers to affirmatively consent for a given purpose through separate tick boxes or other affirmative action. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation.

Further, following the United Kingdom’s departure from the EU and EEA on January 31, 2020 and the end of the transition period on December 31, 2020, we will have to comply with the GDPR and the GDPR as incorporated into the United Kingdom domestic law, the Data Protection Act 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

Numerous other state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of patient health information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The Federal Trade Commission, or FTC, and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. These laws may apply directly to our business or indirectly by contract when we provide services to other companies. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information.

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

Employees

As of June 30, 2020, we had approximately 7,770 employees or full-time consultants, of which approximately 3,490 were employed in cost of sales activities including areas such as warehousing and manufacturing, 1,280 in research and development and 3,000 in sales, marketing and administration. Of our employees and consultants, approximately 3,030 were located in the United States, Canada and Latin America, 1,560 in Australia, 1,260 in Europe and 1,920 in Asia. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.

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

Our inability to compete successfully in our markets may harm our business.    The markets for our products, which encompass Sleep and Respiratory Care products and SaaS offerings, are highly competitive and are characterized by frequent product improvements and evolving technology. Our ability to compete successfully depends, in part, on our ability to develop, manufacture and market innovative new products. For our Sleep and Respiratory Care business, the development of innovative new products by our competitors or the discovery of alternative treatments or potential cures for the conditions that our products treat could make our products noncompetitive or obsolete. Current competitors, new entrants, academics, and others are trying to develop new devices, alternative treatments or cures, and pharmaceutical solutions to the conditions our products treat. For SaaS, the market for business management software is highly competitive, rapidly evolving, subject to changing technology, with low barriers to entry, shifting customer needs and frequent introductions of new products and services. Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current business management software into their operations and, therefore, may be reluctant or unwilling to change from their current solution or provider to one of our platforms or products.

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

Consolidation in the health care industry could have an adverse effect on our revenues and results of operations.    Many home health care dealers and out-of-hospital health providers are consolidating, which may result in greater concentration of market power. As the health care industry consolidates, competition to provide goods and services to industry participants may become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices and components produced by us. If we are forced to reduce our prices because of consolidation in the health care industry, our revenues may decrease and our consolidated earnings, financial condition, and/or cash flows may suffer.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

Our business, financial condition and results of operations could be harmed by the effects of the COVID-19 pandemic.    We are subject to risks related to the global pandemic associated with COVID-19, which may have an adverse impact on certain aspects of our business. Specifically, diagnostic pathways for sleep apnea treatment, including physician practices, HME suppliers and sleep clinics, have been impacted and, in some instances, been required, or in the future may be required, to temporarily close due to governments’ “shelter-in-place” orders, quarantines or similar orders or restrictions enacted to control the spread of COVID-19. In some countries, new patients are prescribed sleep apnea treatment through hospitals that are directing their resources to critical care, including COVID-19 treatment. The impact on these diagnostic and prescription pathways has resulted and may continue to result in a decrease in demand for our products designed to treat sleep apnea.

While we have experienced increased demand for our respiratory care products due to the nature of COVID-19, we cannot guarantee that demand will continue or that we will be able to identify and obtain adequate raw materials or otherwise maintain operations, supply chains and distribution systems to satisfy demand for our products in a cost-effective manner or at all. Additionally, if the increase in demand currently being experienced for our respiratory care products declines more abruptly than expected this could adversely impact our inventory levels and may result in excess inventory, which we may be unable to sell. Furthermore, due to governments’ varying restrictions on international and domestic travel, access to labor for our manufacturing facilities could be adversely impacted.

Our SaaS business may also be affected by COVID-19 and measures taken to control the spread of COVID-19. Some of our existing and potential SaaS customers are HME distributors and, therefore, have been impacted, or may be impacted, by the same temporary business closures noted above. We also have existing and potential SaaS customers that operate care facilities and are either receiving and treating patients infected with COVID-19 or are implementing significant measures to safeguard their facilities against a potential COVID-19 outbreak. Given these challenging business conditions and the uncertain economic environment, we expect businesses will be deterred from adopting new or changing SaaS platforms, which may adversely impact our ability to engage new customers for our SaaS businesses, or expand the services used by existing customers.

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

We are subject to various risks relating to international activities that could affect our overall profitability.    We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets. Sales in combined Europe, Asia and other markets accounted for approximately 38% and 39% of our net revenues in the years ended June 30, 2020 and June 30, 2019 respectively. We expect that sales within these areas will account for approximately 35-40% of our net revenues in the foreseeable future. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:

•fluctuations in currency exchange rates;

•tariffs and other trade barriers;

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

•compliance with foreign medical device manufacturing regulations;

•difficulty in enforcing agreements and collecting receivables through foreign legal systems;

•reduction in third-party payor reimbursement for our products;

•inability to obtain import licenses;

•the impact of public health epidemics/pandemics on the global economy, such as COVID-19 that has spread globally;

•changes in trade policies and in U.S. and foreign tax policies;

•possible changes in export or import restrictions; and

•the modification or introduction of other governmental policies with potentially adverse effects.

Any of the above factors may have a material adverse effect on our ability to increase or maintain our non-U.S. sales.

If we fail to effectively integrate and capitalize on our acquisitions, combining them with our other SaaS operations, our SaaS businesses could suffer.    Part of our growth strategy includes acquiring businesses consistent with our commitment to innovation in developing products for the diagnosis and treatment of sleep apnea and respiratory care as well as our SaaS business. For example, we acquired MatrixCare in November 2018 and Propeller Health in January 2019. The success of our acquisitions will depend, in part, on our ability to successfully integrate the business and operations of the acquired companies. Additionally, our management may have their attention diverted while trying to integrate these businesses. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of the acquisitions fully or at all, or may take longer to realize than expected.

We have made certain assumptions relating to our recent acquisitions that may prove to be materially inaccurate.    We have made certain assumptions relating to our recent acquisitions, including MatrixCare, such as:

•projections of each acquired company’s future revenue;

•the amount of goodwill and intangibles that will result from our acquisitions;

•acquisition costs, including transaction, contingent consideration and integration costs; and

•other financial and strategic rationales and risks of the acquisitions.

While management has made such assumptions in good faith and believes them to be reasonable, the assumptions may turn out to be materially inaccurate, including for reasons beyond our control. If these assumptions are incorrect we may change or modify our assumptions, and such change or modification could have a material adverse effect on our financial condition or results of operations.

Our SaaS business depends substantially on customers entering into, renewing, upgrading and expanding their agreements for cloud services, term licenses, and maintenance and support agreements with us. Any decline in our customer renewals, upgrades or expansions could adversely affect our future operating results.    We typically enter into term-based agreements for our licensed on-premises offerings, cloud services, and maintenance and support services, which customers have discretion to renew or terminate at the end of the initial term. In order for us to improve our operating results, it is important that new customers enter into renewable agreements, and our existing customers renew, upgrade and expand their term-based agreements when the initial contract term expires. Our customers have no obligation to renew, upgrade or expand their agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of general economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

Government and private insurance plans may not adequately reimburse our customers for our products, which could result in reductions in sales or selling prices for our products.    Our ability to sell our products depends in large part on the extent to which coverage and adequate reimbursement for our products will be available from government health administration authorities, private health insurers and other organizations. These third-party payers are increasingly challenging the prices charged for medical products and services and can, without notice, deny coverage for our products or treatments that may include the use of our products. Therefore, even if a product is approved for marketing, we cannot make assurances that coverage and reimbursement will be available for the product, that the reimbursement amount will be adequate or that the reimbursement amount, even if initially adequate, will not be subsequently reduced. For example, in some markets, such as Spain, France and Germany, government coverage and reimbursement are currently available for the purchase or rental of our products but are subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia, there is currently limited or no reimbursement for devices that treat sleep apnea conditions. As we continue to develop new products, those products will generally not qualify for coverage and reimbursement until they are approved for marketing, if at all.

In the United States, we sell our products primarily to home healthcare dealers, hospitals and sleep clinics. Reductions in reimbursement to our customers by third-party payers, if they occur, may have a material impact on our customers and, therefore, may indirectly affect our pricing and sales to, or the collectability of receivables we have from, those customers. A development negatively affecting reimbursement stems from the Medicare competitive bidding program mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). Under the program, our customers who provide HME must compete to offer products in designated competitive bidding areas, or CBAs. In addition, under the ACA, in 2016, CMS adjusted the prices in non-competitive bidding areas to match competitive bidding prices. CMS phased in the new rates beginning January 1, 2016, and were fully effective July 1, 2016. This program has significantly reduced the Medicare reimbursement to our customers compared with reimbursement in 2011, at the beginning of the program. The 21st Century Cures Act retroactively adjusted rates in non-bid areas to allow for the higher phase-in rates to be paid for items furnished between July 1, 2016 and December 31, 2016, rather than the lower fully-adjusted rates. Rules issued by CMS in 2018 resumed the higher phase-in rates in rural and non-contiguous non-competitive bidding areas for items furnished between June 1, 2018 and December 31, 2020. Pursuant to the CARES Act, these higher phase-in rates were extended through December 31, 2020, or through the end of the COVID-19 public health emergency, and were implemented in areas other than rural areas and noncontiguous areas for the same period. On March 7, 2019, CMS announced it would initiate a new round of competitive bidding, named Round 2021, with contracts expected to become effective on January 1, 2021, and extend through December 31, 2023. In addition to adopting new bidding processes, CMS expanded the product categories included in competitive bidding to include non-invasive ventilators, in addition to oxygen. However, due to the COVID-19 pandemic, CMS removed NIVs from Round 2021 of the DMEPOS Competitive Bidding Program. CPAP, and respiratory assist devices, and related supplies and accessories, which had been included in prior rounds of competitive bidding, remain included in Round 2021.

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

The ACA also contained a number of provisions designed to generate the revenues necessary to fund the coverage expansions. This included new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, entities that manufacture, produce or import medical devices were required to pay an excise tax in an amount equal to 2.3% of the price for which such devices are sold in the United States. This excise tax was applicable to our products that are primarily used in hospitals and sleep labs, which includes the ApneaLink, VPAP Tx, certain Respiratory Care and dental sleep products. Through a series of legislative amendments, the tax was suspended beginning in 2016, and permanently repealed effective January 1, 2020. In addition to the competitive bidding changes discussed above, the ACA also included, among other things, demonstrations to develop organizations that are paid under a new payment methodology for voluntary coordination of care by groups of providers, such as physicians and hospitals, and the establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. The increased funding and focus on comparative clinical effectiveness research, which compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products, may result in lower reimbursements by payors for our products and decreased profits to us.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

Other federal legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013. The CARES Act, which was signed into law in March 2020, suspended the payment reductions from May 1, 2020 through December 31, 2020, and extended the sequester by one additional year, through 2030. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The full impact on our business of the ACA and other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our products. Future actions by the administration and the U.S. Congress including, but not limited to, repeal or replacement of the ACA could have a material adverse impact on our results of operations or financial condition. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through other judicial challenge. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the U.S. Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, although it remains unclear when or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or replace the ACA will impact the ACA or our business.

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

In the United States, the laws that may affect our ability to operate include, but are not limited to:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate the Anti-Kickback Statute itself to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Violations of the federal Anti-Kickback Statute may result in significant civil monetary penalties for each violation, plus up to three times the remuneration involved. Violations of the Federal Anti-Kickback Statute can also result in significant criminal penalties and imprisonment;

•federal civil and criminal false claims laws and civil monetary penalty laws, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third-party payors. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations can result in debarment, suspension or exclusion from participation in government healthcare programs, including Medicare and Medicaid. When an entity is determined to have violated the federal civil False Claims Act, the government may impose significant civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

•HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation. Further, failure to comply with the HIPAA privacy and security standards can result in significant civil monetary penalties per violation and, in certain circumstances, significant criminal penalties and/or imprisonment;

•the federal Physician Sunshine Act requirements under the ACA, which impose reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed by certain manufacturers of drugs, devices, biologics, and medical supplies to physicians (including doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse midwives;

•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers; and

•state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

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

In December 2019, we entered into a settlement agreement with the U.S. Department of Justice and the U.S. Attorneys’ Offices for the District Court of South Carolina, the Southern District of California, the Northern District of Iowa and the Eastern District of New York. The agreement resolves five lawsuits originally brought by whistleblowers under the qui tam provisions of the False Claims Act and allegations that we: (a) provided DME companies with free telephone call center services and other free patient outreach services that enabled these companies to order resupplies for their patients with sleep apnea, (b) provided sleep labs with free and below-cost positive airway pressure masks and diagnostic machines, as well as free installation of these machines, (c) arranged for, and fully guaranteed the payments due on, interest-free loans that DME supplies acquired from third-party financial institutions for the purchase of our equipment, and (d) provided non-sleep specialist physicians free home sleep testing devices referred to as “ApneaLink.” We agreed with the government to civilly resolve these matters for a payment of $39.5 million ($37.5 million to the federal government and $2 million to the various states) and we incurred additional fees and administrative costs that typically accompany such a resolution amounting to $1.1 million. The total final costs relating to these matters was $40.6 million.

Contemporaneous with the civil settlement, we also entered into a Corporate Integrity Agreement, or CIA, with the Department of Health and Human Services Office of Inspector General. The CIA requires, among other things, that we implement additional controls around our product pricing and sales and that we conduct internal and external monitoring of our arrangements with referrals sources. The settlement agreement with the government and the CIA could result in reputational harm, the curtailment or restructuring of our operations and an increase in our compliance costs, any of which could materially adversely affect our financial results and our ability to operate our business.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

Our use and disclosure of individually identifiable information, including health information, is subject to federal, state and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.    The privacy and security of personally identifiable information stored, maintained, received or transmitted electronically is a major issue in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the FTC and state attorneys general, continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose audience and customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Concerns about our practices with regard to the collection, use, disclosure, or security of personally identifiable information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including (i) state privacy and confidentiality laws (including state laws requiring disclosure of breaches); (ii) HIPAA; and (iii) European and other foreign data protection laws, including the GDPR.

HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, or protected health information, by health plans, healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, or covered entities, and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting protected health information. Certain portions of our business, such as the cloud-based software digital health applications, are subject to HIPAA as a business associate of our covered entity clients. To provide our covered entity clients with services that involve access to PHI, HIPAA requires us to enter into business associate agreements that require us to safeguard PHI in accordance with HIPAA. As a business associate, we are also directly liable for compliance with HIPAA. Penalties for violations of HIPAA regulations include civil and criminal penalties.

HIPAA authorizes state attorneys’ general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

In addition, the California Consumer Privacy Act of 2018 or CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA includes civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and the CCPA may increase our compliance costs and potential liability. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may also result in governmental enforcement actions and investigations, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business.

We are also subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. For example, EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.

In addition, the GDPR went into effect in May 2018. The GDPR imposes stringent data protection requirements for the processing of personal data in the European Economic Area, or EEA. The GDPR imposes several stringent requirements for controllers and processors of personal data, and increased our obligations, for example, by imposing higher standards for obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information (including for research purposes), increasing requirements pertaining to health data and pseudonymised (i.e., key-coded) data and imposing additional obligations when we contract with third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA, including to the United States, and recent legal developments in Europe have created complexity and uncertainty regarding such transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to United States entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. European data protection law provides that EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. The GDPR and other similar regulations impose additional conditions in order to satisfy such consent for electronic marketing, such as a prohibition on pre-checked tick boxes and bundled consents, thereby requiring customers to affirmatively consent for a given purpose through separate tick boxes or other affirmative action. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation.

In addition, following the United Kingdom’s departure from the EU and the EEA on January 31, 2020 and the end of the transition period on December 31, 2020, we will have to comply with the GDPR and the GDPR as incorporated into the United Kingdom domestic law, the Data Protection Act 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

Our business activities are subject to extensive regulation, and any failure to comply could have a material adverse effect on our business, financial condition, or results of operations.    We are subject to extensive U.S. federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, certain of our products could be subject to recall if the Food and Drug Administration, or the FDA, other regulators or we determine, for any reason, that those products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results.

Actual or attempted breaches of security, unauthorized disclosure of information, denial of service attacks or the perception that personal and/or other sensitive or confidential information in our possession is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.    We receive, collect, process, use and store a large amount of information from clients and our own employees, including personally identifiable, protected health and other sensitive and confidential information. This data is often accessed by us through transmissions over public and private networks, including the Internet. The secure transmission of such information over the Internet and other mechanisms is essential to maintain confidence in our information technology systems. We have implemented security measures, technical controls and contractual precautions designed to identify, detect and prevent unauthorized access, alteration, use or disclosure of our clients’, patients’ and employees’ data. However, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Beyond external criminal activity, systems that access or control access to our services and databases may be compromised as a result of human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations.

If someone is able to circumvent or breach our security systems, they could steal any information located therein or cause serious and potentially long lasting disruption to our operations. Security breaches or attempts thereof could also damage our reputation and expose us to a risk of monetary loss and/or litigation, fines and sanctions. We also face risks associated with security breaches affecting third parties that conduct business with us or our clients and others who interact with our data. While we maintain insurance that covers certain security and privacy breaches, we may not carry appropriate insurance or maintain sufficient coverage to compensate for all potential liability.

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

If there are interruptions or performance problems associated with our technology or infrastructure, our existing SaaS customers may experience service outages, and our new customers may experience delays in the deployment of our platform.    We depend on services from various third parties as well as our own technical operations infrastructure to distribute our SaaS products via the Internet. If a service provider fails to provide sufficient capacity to support our platform or otherwise experiences service outages, such failure could interrupt our customers’ access to our service, which could adversely affect their perception of our platform's reliability and our revenues. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our SaaS products. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our SaaS products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated into our infrastructure.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

To meet our business needs, we must maintain sufficient excess capacity in our operations infrastructure to ensure that our SaaS products are accessible. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our SaaS products. Any interruptions or delays in our service, whether or not caused by our products, or as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and cause our revenue to decrease and/or our expenses to increase.

Any of the above circumstances or events may harm our reputation, cause customers to terminate their agreements with us, impair our ability to obtain contract renewals from existing customers, impair our ability to grow our customer base, result in the expenditure of significant financial, technical and engineering resources, subject us to financial penalties and liabilities under our service level agreements, and otherwise harm our business, results of operations and financial condition.

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

Any new product introduction or existing product modification could be subjected to a lengthier, more rigorous FDA examination process. For example, in certain cases we may need to conduct clinical trials of a new product before submitting a 510(k) notice. We may also be required to obtain premarket approvals for certain of our products. Indeed, recent trends in the FDA’s review of premarket notification submissions suggest that the FDA is often requiring manufacturers to provide new, more expansive, or different information regarding a particular device than what the manufacturer anticipated upon 510(k) submission. This has resulted in increasing uncertainty and delay in the premarket notification review process. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the 510(k) premarket notification pathway. Among other things, the FDA announced that it plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals include plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In September 2019, the FDA also issued revised final guidance establishing a “Safety and Performance Based Pathway” for “manufacturers of certain well-understood device types” allowing manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA intends to develop and maintain a list of device types appropriate for the “safety and performance based” pathway and will continue to develop product-specific guidance documents that identify the performance criteria and recommended testing methodologies for each such device type, where feasible. Some of these proposals have not yet been finalized or adopted, and the FDA announced that it would seek public feedback prior to publication of any such proposals, and may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.    The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for medical devices or modifications to cleared or approved medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Laws regulating consumer contacts could adversely affect our business operations or create liabilities.    Our business activities include contacts with consumers in different parts of the world. Certain laws, such as the U.S. Telephone Consumer Protection Act, regulate telemarketing practices and certain automated outbound contacts with consumers, such as phone calls, texts or emails. Our use of outbound contacts may be restricted by existing laws, or by laws, regulations, or regulatory decisions that may be adopted in the future. Similarly, the new California Consumer Privacy Act of 2018 requires disclosure of our privacy practices to consumers. If we are found to have violated these laws or regulations, we may be subjected to substantial fines, penalties, or liabilities to consumers.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

Disruptions in the supply of components from our suppliers could result in a significant reduction in sales and profitability.    We purchase configured components for our devices from various suppliers, including some who are single-source suppliers for us. Disruptions to our suppliers, including disruptions in connection with the novel strain of coronavirus (COVID-19), may limit our ability to manufacture our devices in a timely or cost-effective manner, which could result in a significant reduction in sales and profitability. We cannot assure you that a replacement supplier would be able to configure its components for our devices on a timely basis or, in the alternative, that we would be able to reconfigure our devices to integrate the replacement part. A reduction or halt in supply while a replacement supplier reconfigures its components, or while we reconfigure our devices for the replacement part, would limit our ability to manufacture our devices in a timely or cost-effective manner, which could result in a significant reduction in sales and profitability. We cannot assure you that our inventories would be adequate to meet our production needs during any prolonged interruption of supply.

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

If our SaaS products fail to perform properly and if we fail to develop enhancements, we could lose customers, become subject to service performance or warranty claims and our market share could decline.    Our SaaS operations are dependent upon our ability to prevent system interruptions and, as we continue to grow, we will need to devote additional resources to improving our infrastructure in order to maintain the performance of our products and solutions. The applications underlying our SaaS products are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects in our products and may discover additional defects in the future that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our customers’ data. While we implement bug fixes and upgrades as part of our regularly scheduled system maintenance, we may not be able to detect and correct defects or errors before implementing our products and solutions. Consequently, we or our customers may discover defects or errors after our products and solutions have been deployed. If we fail to perform timely maintenance or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, our existing customers could elect not to renew their contracts, delay or withhold payment, or potential customers may not adopt our products and solutions and our brand and reputation could be harmed. In addition, the occurrence of any material defects, errors, disruptions in service or other performance problems with our software could result in warranty or other legal claims against us and diversion of our resources. The costs incurred in addressing and correcting any material defects or errors in our software and expanding our infrastructure and architecture in order to accommodate increased demand for our products and solutions may be substantial and could adversely affect our operating results.

Our intellectual property may not protect our products, and/or our products may infringe on the intellectual property rights of third-parties.    We rely on a combination of patents, trade secrets and non-disclosure agreements to protect our intellectual property. Our success depends, in part, on our ability to obtain and maintain United States and foreign patent protection for our products, their uses and our processes to preserve our trade secrets and to operate without infringing on the proprietary rights of third-parties. We have a number of pending patent applications, and we do not know whether any patents will issue from any of these applications. We do not know whether any of the claims in our issued patents or pending applications will provide us with any significant protection against competitive products or otherwise be commercially valuable. Legal standards regarding the validity of patents and the proper scope of their claims are still evolving, and there is no consistent law or policy regarding the valid breadth of claims. Additionally, there may be third-party patents, patent applications and other intellectual property relevant to our products and technology which are not known to us and that block or compete with our products. We face the risks that:

•third-parties will infringe our intellectual property rights;

•our non-disclosure agreements will be breached;

•we will not have adequate remedies for infringement;

•our trade secrets will become known to or independently developed by our competitors; or

•third-parties will be issued patents that may prevent the sale of our products or require us to license and pay fees or royalties in order for us to be able to market some of our products.

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

In connection with the audit by the Australian Taxation Office, or ATO, for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest. We agreed to a payment arrangement with the ATO, whereby an amount of $75.9 million was paid by us in April 2018, with the remaining amounts due only if we are unsuccessful in defending our position. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. In accordance with the payment arrangement, all remaining tax, interest and penalty amounts outstanding are due only if we are unsuccessful in defending our position. We do not agree with the ATO’s assessments and intend to pursue administrative and legal steps to defend our position. We continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, there may be material changes to our past or future taxable income, tax payable or deferred tax assets, we will not receive a refund of the $75.9 million we paid in April 2018, and we will be required to pay penalties and interest that could materially adversely affect our financial results. The ATO is currently auditing tax years 2014 to 2018 and may advance the position that additional taxes are owed for those years as well.

Our quarterly operating results are subject to fluctuation for a variety of reasons.    Our operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from a number of factors, including:

•the introduction of new products by us or our competitors;

•the geographic mix of product sales;

•the success and costs of our marketing efforts in new regions;

•changes in third-party payor reimbursement;

•timing of regulatory clearances and approvals;

•costs associated with acquiring and integrating new businesses, technologies and product offerings;

•timing of orders by distributors;

•expenditures incurred for research and development;

•competitive pricing in different regions;

•the effect of foreign currency transaction gains or losses; and

•other activities of our competitors.

Fluctuations in our quarterly operating results may cause the market price of our common stock to fluctuate.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline.    Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace. The facilities may be affected by natural or man-made disasters, including COVID-19 that has spread globally, and in the event they were affected by a disaster, we would be forced to rely on third-party manufacturers. Although we believe we possess adequate insurance for the disruption of our business from causalities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

Delaware law and provisions in our charter and could make it difficult for another company to acquire us.    Provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management which might be beneficial to us or our security holders. In particular, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock.

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

Our results of operations may be materially affected by global economic conditions generally, including conditions in the financial markets.    Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the impact of the COVID-19 pandemic, and the ability of sovereign nations to pay their debts have contributed to increased volatility and diminished expectations for the economy and the financial markets going forward. These factors, combined with volatile commodity prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown. It is difficult to predict how long the current economic conditions will continue and whether the economic conditions will continue to deteriorate.  If the economic climate in the United States or outside the United States continues to deteriorate or there is a shift in government spending priorities, customers or potential customers could reduce or delay their purchases, which could impact our revenue, our ability to manage inventory levels, collect customer receivables, and ultimately decrease our profitability.

Our leverage and debt service obligations could adversely affect our business.    As of June 30, 2020, our total consolidated debt was $1.2 billion. We may incur additional indebtedness in the future. Our indebtedness could have adverse consequences, including:

•making it more difficult to satisfy our financial obligations;

•increasing our vulnerability to adverse economic, regulatory and industry conditions;

•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•limiting our ability to borrow additional funds for working capital, capital expenditure, acquisitions and general corporate or other purposes; and

•exposing us to greater interest rate risk.

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

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

We may be adversely affected by recent proposals to reform LIBOR.    Certain of our financial arrangements, including credit facilities, are made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for use in financial and other derivatives contracts that are currently indexed to United States dollar LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Uncertainty exists as to the transition process and broad acceptance of SOFR as the primary alternative to LIBOR, and the potential consequences to us cannot be fully predicted. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.

We may impair intangible assets, such as goodwill.    We have recorded intangible assets, including goodwill in connection with our acquisitions.  At least on an annual basis, we will evaluate whether facts and circumstances indicate any impairment of the values of these intangible assets.  As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us.  If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

PART I	Items 1B – 4

RESMED INC. AND SUBSIDIARIES

ITEM 1B  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more before the end of our fiscal year 2020 that remain unresolved.

ITEM 2  PROPERTIES

We conduct our operations in both owned and leased properties. Our principal executive offices and U.S. sales facilities consist of approximately 230,000 square feet and are located on Spectrum Center Boulevard in San Diego, California, in a building we own. We have our primary research and development facilities, as well as office and manufacturing facilities at our owned site in Sydney, Australia. Other facilities are leased in Atlanta, Georgia, and Moreno Valley, California, U.S.A.; Loyang and Galaxis, Singapore; Munich, Germany; Lyon, France; Suzhou, China; and Johor Bahru, Malaysia. We are establishing a new manufacturing facility in Tuas, Singapore that will eventually replace our Loyang facility.

We believe that our facilities are adequate to meet the needs of our current business operations. At June 30, 2020, our principal owned and leased properties were as follows:

Location	Ownership Status (Owned / Leased)	Square footage	Primary Usage
San Diego, California	Owned	230,000	Corporate headquarters, sales and administration
Sydney, Australia	Owned	224,000	Manufacturing, engineering, research and development, sales and administration
Suzhou, China	Owned	53,000	Manufacturing, engineering, research and development
Atlanta, Georgia	Leased	522,000	Warehouse and distribution; SaaS sales and administration, engineering, research and development
Moreno Valley, California	Leased	244,000	Warehouse and distribution
Tuas, Singapore	Leased	268,000	Future manufacturing facility, currently being established
Munich, Germany	Leased	109,000	Sales and distribution
Loyang, Singapore	Leased	95,000	Manufacturing facility, engineering, research and development
Minneapolis, United States	Leased	86,000	SaaS sales and administration, engineering, research and development
Chatsworth, California	Leased	72,000	Motor manufacturing, engineering, research and development
Lyon, France	Leased	52,000	Sales and distribution
Halifax, Canada	Leased	47,000	Engineering, research and development
Johor Bahru, Malaysia	Leased	46,000	Engineering, research and development

ITEM 3  LEGAL PROCEEDINGS

We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. We investigate these matters as they arise, and accrue estimates for resolution of legal and other contingencies in accordance with Statement of Financial Accounting Standard No. 5. See Note 17 – Legal Actions, Contingencies and Commitments of the Notes to Consolidated Financial Statements (Part II, Item 8) included in this report.

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

RESMED INC. AND SUBSIDIARIES

PART II

ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RMD”. As of July 31, 2020, there were 26 holders of record of our common stock, although the actual number of stockholders of our common stock is greater than this number of holders of record and many of these holders of record own shares as nominees on behalf of other beneficial owners.

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

In fiscal year 2019, we temporarily suspended our share repurchase program due to recent acquisitions. As a result, we did not repurchase any shares during the twelve months ended June 30, 2020. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. At June 30, 2020, 12.9 million additional shares can be repurchased under the approved share repurchase program.

PART II	Item 5

RESMED INC. AND SUBSIDIARIES

PERFORMANCE GRAPH

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholders return on our common stock from June 30, 2015 through June 30, 2020, with the comparable cumulative return of the S&P 500 index, the S&P 500 Health Care index, and the Dow Jones U.S. Medical Devices index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2015. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

$400
$350
$300
$250
$200
$150
$100
$50
$0
June 30, 2015
June 30, 2016
June 30, 2017
June 30, 2018
June 30, 2019
June 30, 2020
ResMed Inc.
S&P 500
S&P 500 Health Care
Dow Jones U.S. Medical Devices

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2015, for the indicated periods.

	As of June 30,
Index	2015	2016	2017	2018	2019	2020
ResMed Inc.	100	115	144	195	233	370
S&P 500	100	102	117	132	143	150
S&P 500 Health Care	100	96	106	112	125	136
Dow Jones U.S. Medical Devices	100	115	142	171	206	227

PART II	Item 6

RESMED INC. AND SUBSIDIARIES

ITEM 6  SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2020. The data set forth below should be read together with Item 7 of Part II of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 of Part II of this report, “Consolidated Financial Statements and Supplementary Data”, and related notes included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2020, 2019 and 2018 and the consolidated balance sheet data as of June 30, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2017 and 2016 and the consolidated balance sheet data as of June 30, 2018, 2017 and 2016 are derived from our audited consolidated financial statements not included in this report. Historical results do not necessarily indicate the results to be expected in the future, and the results for the years presented should not be considered to indicate our future results of operations.

Consolidated Statement of Income Data	Years Ended June 30,
(In thousands, except per share data):	2020	2019	2018	2017	2016
Net revenue	2,957,013	2,606,572	2,340,196	2,066,737	1,838,713
Cost of sales (exclusive of amortization shown separately below)	1,189,624	1,069,987	978,032	864,992	772,216
Amortization of acquired intangible assets*	49,603	42,514	27,266	29,477	12,906
Total cost of sales	1,239,227	1,112,501	1,005,298	894,469	785,122
Gross profit	1,717,786	1,494,071	1,334,898	1,172,268	1,053,591
Selling, general and administrative expenses	676,689	645,010	600,369	553,968	488,057
Research and development expenses	201,946	180,651	155,149	144,467	118,651
Amortization of acquired intangible assets*	30,092	32,424	19,117	17,101	11,017
Restructuring expenses	-	9,401	18,432	12,358	6,914
Litigation settlement expenses	(600)	41,199	-	8,500	-
Acquisition related expenses	-	6,123	-	10,076	-
Total operating expenses	908,127	914,808	793,067	746,470	624,639
Income from operations	809,659	579,263	541,831	425,798	428,952
Other income:
Interest income (expense), net	(39,356)	(33,857)	(11,977)	(11,151)	5,654
Loss attributable to equity method investments	(25,058)	(15,833)	-	-	-
Other, net	(12,157)	(10,726)	(8,542)	4,096	4,960
Total other income (loss), net	(76,571)	(60,416)	(20,519)	(7,055)	10,614
Income before income taxes	733,088	518,847	521,312	418,743	439,566
Income taxes	111,414	114,255	205,724	76,459	87,157
Net income	$621,674	$404,592	$315,588	$342,284	$352,409
Basic earnings per share	$4.31	$2.83	$2.21	$2.42	$2.51
Diluted earnings per share	$4.27	$2.80	$2.19	$2.40	$2.49
Dividends per share	$1.56	$1.48	$1.40	$1.32	$1.20
Weighted average:
Basic shares outstanding	144,338	143,111	142,764	141,360	140,242
Diluted shares outstanding	145,652	144,484	143,987	142,453	141,669

* Within our consolidated statements of income for the years ended June 30, 2020, 2019, 2018, 2017 and 2016, cost of sales has been adjusted to include amortization of acquired intangible assets directly applicable to revenue. As a result, gross profit includes amortization of acquired intangible assets relating to cost of sales and operating expenses have been reduced by this amount. There was no impact on income from operations, income before taxes or net income, as a result of this reclassification.

	As of June 30,
Consolidated Balance Sheet Data (In thousands):	2020	2019	2018	2017	2016
Working capital	$920,698	$589,375	$554,468	$1,283,877	$781,730
Total assets	4,587,376	4,107,682	3,063,923	3,468,487	3,256,705
Long-term debt, less current maturities	1,164,133	1,258,861	269,988	1,078,611	873,332
Total stockholders’ equity	$2,497,027	$2,072,193	$2,058,980	$1,960,266	$1,694,831

PART II	Item 7

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

We are a global leader in the development, manufacturing, distribution and marketing of medical devices and cloud-based software applications that diagnose, treat and manage respiratory disorders, including sleep apnea, COPD, neuromuscular disease and other chronic diseases. Sleep apnea includes obstructive sleep apnea and other respiratory disorders that occur during sleep. Our products and solutions are designed to improve patient quality of life, reduce the impact of chronic disease and lower healthcare costs as global healthcare systems continue to drive a shift in care from hospitals to the home and lower cost settings. Our cloud-based digital health applications, along with our devices, are designed to provide connected care to improve patient outcomes and efficiencies for our customers.

Since the development of continuous positive airway pressure therapy, we have expanded our business by developing or acquiring a number of products and solutions for a broader range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems, headgear and other accessories, dental devices, portable oxygen concentrators and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of sleep apnea and other respiratory conditions like chronic obstructive pulmonary disease as significant health concerns.

We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2020, we invested $201.9 million on research and development activities, which represents 6.8% of net revenues with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. During fiscal year 2020, we released new products including AirFit N30, a nasal cradle mask with a front-facing tube, and AirFit F30i, a top-of-head connected full face mask as well as expanded our AirView offering to include certain respiratory care devices. Due to multiple acquisitions, including of Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.

We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).

Net revenue in fiscal year 2020 increased to $2,957.0 million, an increase of 13% compared to fiscal year 2019. Gross profit increased for the year ended June 30, 2020 to $1,717.8 million, from $1,494.1 million for the year ended June 30, 2019, an increase $223.7 million or 15%. Our net income for the year ended June 30, 2020 was $621.7 million or $4.27 per diluted share compared to net income of $404.6 million or $2.80 per diluted share for the year ended June 30, 2019.

Total operating cash flow for fiscal year 2020 was $802.3 million and at June 30, 2020, our cash and cash equivalents totaled $463.2 million. At June 30, 2020, our total assets were $4.6 billion and our stockholders’ equity was $2.5 billion. We paid a quarterly dividend of $0.39 per share during fiscal 2020 with a total amount of $225.1 million paid to stockholders.

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

For discussion related to the results of operations and changes in financial condition for the fiscal year ended June 30, 2019 compared to fiscal year June 30, 2018, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the Year Ended June 30, 2019, which was filed with the United States Securities and Exchange Commission on August 18, 2019.

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

We have observed increased demand for our ventilator devices and masks, which can be used to treat COVID-19 patients. Due to governments’ varying restrictions on international and domestic travel, access to labor for our manufacturing facilities was impacted as was the availability of raw materials and components, which constrained our manufacturing capacity and restricted our ability to initially meet the substantial demand for ventilators. Our primary focus is maximizing the availability of our ventilators and other respiratory support devices for the patients that need them the most in the countries facing the greatest challenges. The global increase in our sales for these respiratory care products during fiscal year 2020 generally followed infection patterns around the world. We believe the global demand for these devices has largely been met, however, this may change depending on the ability for regions to contain and control infection rates, which remains highly uncertain. Additionally, as more becomes known about the virus and as governments pursue testing and vaccines, we may see an overall reduction in demand, and then face a corresponding risk of oversupply by us and by our competitors. While further outbreaks in the future are highly uncertain, we expect lower demand for ventilator products for the fiscal year ending June 30, 2021.

As anticipated, we observed lower demand for our sleep devices and masks during the three months ended June 30, 2020, and we continue to expect COVID-19 will lead to a temporary decrease in demand for these products from new patients for some or all of our fiscal year 2021. Specifically, diagnostic pathways for sleep apnea treatment, including HME suppliers and sleep clinics, have been impacted and, in some instances, been required, or in the future may be required, to temporarily close due to governments’ “shelter-in-place” orders, quarantines or similar orders or restrictions enacted to control the spread of COVID-19. In some countries, new patients are prescribed sleep apnea treatment through hospitals that are directing their resources to critical care, including COVID-19 treatment. The impact on these diagnostic and prescription pathways has likely resulted in a decrease in demand from new patients for our products designed to treat sleep apnea. Given the ongoing uncertainty regarding the duration and extent of the COVID-19 pandemic and measures taken to control the spread of COVID-19, we are uncertain as to the duration and extent of decreased demand for our sleep devices. However, due to the nature of the installed base of existing patients using our devices, we expect the demand for re-supply of our masks to be less impacted compared to devices.

Our SaaS business may also be affected by COVID-19 and measures taken to control the spread of COVID-19. Some of our existing and potential SaaS customers are HME distributors and, therefore, have been impacted, or may be impacted, by the same temporary business closures noted above. We also have existing and potential SaaS customers that operate care facilities and are either receiving and treating patients infected with COVID-19 or are implementing significant measures to safeguard their facilities against a potential COVID-19 outbreak. Given these challenging business conditions and the uncertain economic environment, we expect businesses will be deterred from adopting new or changing SaaS platforms, which may adversely impact our ability to engage new customers for our SaaS businesses, or expand the services used by existing customers.

Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees. We have endeavored and continue to follow recommended actions of government and health authorities to protect our employees worldwide, but since COVID-19 was declared a pandemic in March 2020, we were able to broadly maintain our operations, and we are beginning the slow and careful process of progressively returning to work in our offices around the world. The pandemic has not negatively impacted our liquidity position.

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ended June 30, 2020 Compared to Fiscal Year Ended June 30, 2019

Net Revenues.    Net revenue for the year ended June 30, 2020 increased to $2,957.0 million from $2,606.6 million for the year ended June 30, 2019, an increase of $350.4 million or 13% (a 15% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the year ended June 30, 2020 compared to the year ended June 30, 2019 (in thousands):

	Year Ended June 30,
	2020	2019	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$792,766	$743,066	7%
Masks and other	779,561	677,430	15
Total Sleep and Respiratory Care	$1,572,327	$1,420,496	11
Software as a Service	354,632	275,789	29
Total	$1,926,959	$1,696,285	14
Combined Europe, Asia and other markets
Devices	$715,056	$618,525	16%	19%
Masks and other	314,998	291,762	8	11
Total Sleep and Respiratory Care	$1,030,054	$910,287	13	16
Global revenue
Devices	$1,507,822	$1,361,591	11%	12%
Masks and other	1,094,559	969,192	13	14
Total Sleep and Respiratory Care	$2,602,381	$2,330,783	12	13
Software as a Service	354,632	275,789	29	29
Total	$2,957,013	$2,606,572	13	15

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue from our Sleep and Respiratory Care business for the year ended June 30, 2020 increased to $2,602.4 million from $2,330.8 million for the year ended June 30, 2019, an increase of $271.6 million or 12%. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $29.9 million for the year ended June 30, 2020. Excluding the impact of currency movements, total net revenue from our Sleep and Respiratory Care business for the year ended June 30, 2020 increased by 13% compared to the year ended June 30, 2019. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks, including as a result of increased demand for our ventilators due to COVID-19.

Net revenue from our Sleep and Respiratory Care business in the United States, Canada and Latin America for the year ended June 30, 2020 increased to $1,572.3 million from $1,420.5 million for the year ended June 30, 2019, an increase of $151.8 million or 11%. The increase was primarily due to an increase in unit sales of our devices and masks, including as a result of increased demand for our ventilators due to COVID-19.

Net revenue from our Sleep and Respiratory Care business in markets in combined Europe, Asia and other markets increased for the year ended June 30, 2020 to $1,030.1 million from $910.3 million for the year ended June 30, 2019, an increase of $119.8 million or 13% (an increase of 16% on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices and masks, including as a result of increased demand for our ventilators due to COVID-19.

Net revenue from devices for the year ended June 30, 2020 increased to $1,507.8 million from $1,361.6 million for the year ended June 30, 2019, an increase of $146.2 million or 11%, including an increase of 7% in the United States, Canada and Latin America and an increase of 16% in combined Europe, Asia and other markets (a 19% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the year ended June 30, 2020 increased by 12%.

Net revenue from masks and other for the year ended June 30, 2020 increased to $1,094.6 million from $969.2 million for the year ended June 30, 2019, an increase of 13%, including an increase of 15% in the United States, Canada and Latin America and an increase of 8% in combined Europe, Asia and other markets (an 11% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 14%, compared to the year ended June 30, 2019.

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Software as a Service

Net revenue from our SaaS business for the year ended June 30, 2020 was $354.6 million, compared to $275.8 million for the year ended June 30, 2019, an increase of $78.8 million or 29%. The increase was predominantly due to revenue attributable to MatrixCare, which was acquired on November 13, 2018, and continued growth in our SaaS product offerings.

Gross Profit and Gross Margin.    Within our consolidated statements of income for the years ended June 30, 2020, 2019 and 2018, cost of sales has been adjusted to include amortization of acquired intangible assets directly applicable to revenue. As a result, gross profit now includes amortization of acquired intangible assets relating to cost of sales and operating expenses have been reduced by this amount. There was no impact on income from operations, income before taxes or net income, as a result of this reclassification. The adjustments to the previously reported amounts are not material.

The table below presents a reconciliation of amortization of acquired intangible assets by income statement caption summing to total amortization of acquired intangible assets as previously reported for the year ended June 30, 2019 (in thousands):

2019
Amortization of acquired intangible assets related to cost of sales	$42,514
Amortization of acquired intangible assets related to operating expenses	32,424
Total as previously reported	$74,938

The table below presents a reconciliation of gross profit as previously reported for the year ended June 30, 2019 adjusted for the amortization of acquired intangible assets now included in cost of sales (in thousands):

2019
Gross profit as previously reported	$1,536,585
Amortization of acquired intangible assets related to cost of sales	(42,514)
Gross profit	$1,494,071

Gross profit increased for the year ended June 30, 2020 to $1,717.8 million from $1,494.1 million for the year ended June 30, 2019, an increase of $223.7 million or 15%. Gross profit as a percentage of net revenue was 58.1% for the year ended June 30, 2020, compared with the 57.3% for the year ended June 30, 2019. The increase in gross margin was due primarily to favorable product mix, which was partially offset by an increase in manufacturing and logistics costs as a result of the COVID-19 pandemic and an increase in amortization of intangible assets associated with MatrixCare and Propeller Health, which were acquired in November 2018 and January 2019, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased for the year ended June 30, 2020 to $676.7 million from $645.0 million for the year ended June 30, 2019, an increase of $31.7 million or 5%. The selling, general and administrative expenses, as reported in U.S. dollars, were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $15.1 million. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the year ended June 30, 2020 increased by 7% compared to the year ended June 30, 2019. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2020 improved to 22.9% compared to 24.7% for the year ended June 30, 2019.

The constant currency increase in selling, general and administrative expenses was primarily due to additional personnel to support our commercial activities and additional expenses associated with the consolidation of our acquisitions of MatrixCare and Propeller Health, partially offset by a decrease in legal costs and travel, marketing and consulting expenses, either as a direct or indirect result of the COVID-19 pandemic.

Research and Development Expenses.    Research and development expenses increased for the year ended June 30, 2020 to $201.9 million from $180.7 million for the year ended June 30, 2019, an increase of $21.3 million or 12%. The research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $4.4 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses for the year ended June 30, 2020 increased by 14% compared to the year ended June 30, 2019. As a percentage of net revenue, research and development expenses were 6.8% for the year ended June 30, 2020 compared to 6.9% for the year ended June 30, 2019.

The constant currency increase in research and development expenses was primarily due to additional expenses associated with the consolidation of our acquisitions of MatrixCare and Propeller Health as well as additional personnel to facilitate development of new products and solutions.

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2020 totaled $30.1 million compared to $32.4 million for the year ended June 30, 2019. The decrease in amortization expense was attributable to our historical intangible assets becoming fully amortized during the fiscal year.

Restructuring Expenses.    During the year ended June 30, 2020, we did not incur material restructuring expenses. During the year ended June 30, 2019, we incurred restructuring expenses of $9.4 million associated with the reorganization, rationalization and relocation of some of our research and development and SaaS operations including the closure of our German research and development site. We recorded the full amount of $9.4 million during the year ended June 30, 2019, within our operating expenses, which was separately disclosed as restructuring expenses. The restructuring expenses consisted primarily of severance payments to employees and contract exit costs associated with several impacted sites.

Acquisition Related Expenses.     During the year ended June 30, 2020, we did not incur material acquisition related expenses. During the year ended June 30, 2019, we recognized acquisition related expenses of $6.1 million associated primarily with our acquisition of MatrixCare.

Litigation Settlement Expenses.    During the year ended June 30, 2020, we did not incur material litigation settlement expenses. During the year ended June 30, 2019, we recognized litigation settlement expenses of $41.2 million on account of a tentative agreement with the Department of Justice to resolve an ongoing investigation by the government into certain of our product offerings. The final agreement, entered into in December 2019, included payment by us of $39.5 million, and additional fees and administrative costs raising the overall total to $41.2 million.

Total Other Income (Loss), Net.    Total other income (loss), net for the year ended June 30, 2020 was a loss of $76.6 million, compared to a loss of $60.4 million for the year ended June 30, 2019. The change was due primarily to an increase in losses attributable to equity method investments for the year ended June 30, 2020 of $25.1 million, compared to $15.8 million for the year ended June 30, 2019. The losses attributable to equity method investments relate to our joint venture with Verily whereby we recognize our share of the joint venture’s losses. Additionally, interest expense increased to $40.4 million for the year ended June 30, 2020 compared to interest expense of $36.2 million for the year ended June 30, 2019.

Income Taxes.    Our effective income tax rate decreased to 15.2% for the year ended June 30, 2020 from 22.0% for the year ended June 30, 2019. Our effective income tax rate was affected by the geographic mix of our earnings and windfall tax benefits related to the vesting or settlement of employee share-based awards. Our Singapore operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. As a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable during the year ended June 30, 2018. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax, if repatriated.

Finally, in connection with the audit by the Australian Tax Office (the “ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. As of June 30, 2020, we have recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. The ATO is currently auditing tax years 2014 to 2018. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position.

Net Income and Earnings per Share.    As a result of the factors above, our net income for the year ended June 30, 2020 was $621.7 million compared to net income of $404.6 million for the year ended June 30, 2019. Our earnings per diluted share for the year ended June 30, 2020 was $4.27 compared to $2.80 for the year ended June 30, 2019, an increase of 53%.

Liquidity and Capital Resources

As of June 30, 2020 and June 30, 2019, we had cash and cash equivalents of $463.2 million and $147.1 million, respectively. Working capital was $920.7 million and $589.4 million, at June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020 we had $1.2 billion of borrowings under our revolving credit facility, term credit facility and senior notes as compared to $1.3 billion at June 30, 2019. In response to the uncertainty associated with the COVID-19 pandemic, we increased our cash and cash equivalents position during the year by drawing down from our revolving credit facility. As of June 30, 2020, we had $1.1 billion available for draw down under the revolving credit facility and a combined total of $1.5 billion in cash and available liquidity under the revolving credit facility.

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2020 and June 30, 2019, our cash and cash equivalent balances held within the United States amounted to $158.8 million and $33.6 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2020 and June 30, 2019, of $304.4 million and $113.5 million, respectively, were held by our non-U.S. subsidiaries. Our cash and cash equivalent balances are held at highly rated financial institutions.

We repatriated $400.0 million and $360.0 million to the United States during both the years ended June 30, 2020 and 2019, respectively, from earnings generated in each of those years. The amount of the current year foreign earnings that we have repatriated to the United States in the past has been determined, and the amount that we expect to repatriate during fiscal year 2021 will be determined, based on a variety of factors, including current year earnings of our foreign subsidiaries, foreign investment needs and the cash flow needs we have in the United States, such as for the repayment of debt, dividend distributions, and other domestic obligations.

During the year ended June 30, 2018, as a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million which was payable over the proceeding eight years. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. On June 14, 2019, the U.S. Treasury Department issued final and temporary regulations relating to the repatriation of non-U.S. earnings. As a result, in the event our non-U.S. earnings had not been permanently reinvested, deferred taxes of approximately $194.4 million in U.S. federal deferred tax and $5.2 million in U.S. state deferred taxes would have been recognized in the consolidated financial statements.

Inventories at June 30, 2020 were $416.9 million, an increase of $67.3 or 19% over the balance at June 30, 2019 of $349.6 million. The increase in inventories was required primarily to support our revenue growth, including increased demand for our ventilators due to COVID-19.

Accounts receivable, net of allowance for doubtful accounts, at June 30, 2020 were $474.6 million, a decrease of $53.9 million or 10% over the June 30, 2019 accounts receivable balance of $528.5 million. Accounts receivable days’ sales outstanding of 65 days at June 30, 2020 decreased by 2 days compared to 67 days at June 30, 2019. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2020 and 2019 was 5.7% and 4.5%, respectively.

Effective July 1, 2019, we adopted the Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842). As of June 30, 2020, and in accordance with the new guidance, we have recognized a right-of-use asset (“ROU”) of $118.3 million and a lease liability of $123.1 million on the balance sheet for all operating leases, other than those that meet the definition of a short-term lease.

During the year ended June 30, 2020, we generated cash of $802.3 million from operations compared to $459.1 million for the year ended June 30, 2019. The increase in cash generated from operations during the year ended June 30, 2020 was primarily due to the increase in operating profit and improvement in working capital, partially offset by higher inventory levels. Movements in foreign currency exchange rates during the year ended June 30, 2020 had the effect of increasing our cash and cash equivalents by $10.9 million, as reported in U.S. dollars.

During the year ended June 30, 2020, we paid $27.9 million associated with business acquisitions, net of cash acquired, compared to $951.4 million during the year ended June 30, 2019.

We have temporarily suspended our share repurchase program and, accordingly, did not repurchase any shares during year ended June 30, 2020. During the year ended June 30, 2019, we repurchased 200,000 shares at a cost of $22.8 million under our share repurchase program. During fiscal years 2020 and 2019, we also paid dividends totaling $225.1 million and $211.7 million, respectively.

Details of contractual obligations at June 30, 2020 are as follows (in thousands):

		Payments Due by June 30,
	Total	2021	2022	2023	2024	2025	Thereafter
Debt	$1,180,000	$12,000	$12,000	$12,000	$644,000	$-	$500,000
Interest on debt	155,129	26,435	26,435	24,816	16,725	16,725	43,994
Operating leases	131,382	25,963	19,038	15,906	13,407	10,684	46,384
Purchase obligations	462,996	458,623	3,678	518	111	66	-
Total	$1,929,507	$523,021	$61,151	$53,240	$674,243	$27,475	$590,378

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Details of other commercial commitments at June 30, 2020 are as follows (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2021	2022	2023	2024	2025	Thereafter
Standby letter of credit	$16,318	$3,638	$33	$536	$-	$-	$12,111
Guarantees*	3,302	185	24	38	49	18	2,988
Total	$19,620	$3,823	$57	$574	$49	$18	$15,099

*These guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.

Refer to Note 17 - Legal Actions, Contingencies and Commitments of the Notes to the Consolidated Financial Statements (Part II, Item 8) for details of our contingent obligations under recourse provisions.

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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At June 30, 2020, the interest rate that was being charged on the outstanding principal amounts was 1.2%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. At June 30, 2020, we were in compliance with our debt covenants and there was $680.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement.

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

On June 30, 2020, we were in compliance with our debt covenants and there was a total of $1,180.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and undrawn debt facilities.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

(1)  Valuation of Goodwill, Intangible and Other Long-Lived Assets.    We make assumptions in establishing the carrying value, fair value and estimated lives of our goodwill, intangibles and other long-lived assets. Our goodwill impairment tests are performed at our reporting unit level, which is one level below our operating segments. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, we recognize as impairment the amount by which the carrying value of the assets exceeds their fair value, and for goodwill is limited to the value of goodwill allocated to the impaired reporting unit, as described in Step 1 below. We base useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries.

We conduct an annual review for goodwill impairment at our reporting unit level based on the following steps:

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Step 1 – Compare the fair value for each reporting unit to its carrying value, including goodwill. Fair value is determined based on estimated discounted cash flows. A goodwill impairment charge is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If a reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

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

Our income tax returns are based on calculations and assumptions subject to audit by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Although currently immaterial, we recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. Based on our regular assessment, we may adjust the income tax provision and deferred taxes in the period in which the facts that give rise to a revision become known.

In connection with the audit by the ATO for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. At June 30, 2020, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. The ATO is currently auditing tax years 2014 to 2018. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position.

(3)  Revenue Recognition.    We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”). For products in our Sleep and Respiratory Care business, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our SaaS business, revenue associated with professional services are recognized as they are provided. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue in our Sleep and Respiratory Care business relate primarily to extended warranties on our devices and the provision of data for patient monitoring. Performance obligations resulting in deferred revenue in our SaaS business relate primarily to the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some SaaS contracts. Generally, deferred revenue will be recognized over a period of one to five years. Our contracts do not contain significant financing components.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. In our Sleep and Respiratory Care business, the amount of consideration received and revenue recognized varies with changes in marketing incentives (e.g., rebates, discounts, free goods) and returns offered to customers. In accounting for these rebate programs, we reduce revenue ratably as sales occur over the rebate period by the expected value of the rebates to be returned to the customer. We also recognize discount on products as a reduction to revenue when control is transferred. We adjust the estimate of revenue for the impact of returned items at the earlier of when the most likely amount of consideration can be estimated, the amount expected to be received changes, or when the consideration becomes fixed. However, returns of products, excluding warranty-related returns, are infrequent and insignificant.

When Sleep and Respiratory Care or SaaS contracts have multiple performance obligations, we generally use an observable price to determine the stand-alone selling price by reference to pricing and discounting practices for the specific product or service when sold separately to similar customers. Revenue is then allocated proportionately, based on the determined stand-alone selling price, to each performance obligation. An allocation is not required for many of our Sleep and Respiratory Care contracts that have a single performance obligation, which is the shipment of our therapy-based equipment.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2020 (in thousands):

	U.S.		Great Britain	Canadian	Chinese
	Dollar	Euro	Pound	Dollar	Yuan
	(USD)	(EUR)	(GBP)	(CAD)	(CNY)
AUD Functional:
Assets	412,883	139,175	-	-	18,949
Liability	(414,802)	(120,745)	(309)	-	(564)
Foreign Currency Hedges	-	(16,852)	-	-	(22,647)
Net Total	(1,919)	1,578	(309)	-	(4,262)
USD Functional:
Assets	-	-	-	19,472	-
Liability	-	-	(134)	(5,606)	-
Foreign Currency Hedges	-	-	-	(14,687)	-
Net Total	-	-	(134)	(821)	-
SGD Functional:
Assets	539,940	145,999	-	-	12
Liability	(238,584)	(67,624)	-	-	-
Foreign Currency Hedges	(295,000)	(73,025)	-	-	-
Net Total	6,356	5,350	-	-	12

PART II	Item 7A

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risks

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at June 30, 2020. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts (in thousands, except exchange rates):

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	June 30, 2020	June 30, 2019
AUD/USD
Contract amount	-	-	-	-	202
Ave. contractual exchange rate
AUD/Euro
Contract amount	61,791	11,235	73,026	886	(124)
Ave. contractual exchange rate	AUD 1 = Euro 0.6293	AUD 1 = Euro 0.58	AUD 1 = Euro 0.6211
SGD/Euro
Contract amount	84,260	5,617	89,877	126	40
Ave. contractual exchange rate	SGD 1 = Euro 0.6345	SGD 1 = Euro 0.6120	SGD 1 = Euro 0.6331
SGD/USD
Contract amount	295,000	-	295,000	(183)	71
Ave. contractual exchange rate	SGD 1 = USD 0.7176		SGD 1 = USD 0.7176
AUD/CNY
Contract amount	22,647	-	22,647	(161)	(15)
Ave. contractual exchange rate	AUD 1 = CNY 4.9450		AUD 1 = CNY 4.9450
USD/CAD
Contract amount	14,687	-	14,687	(83)	(66)
Ave. contractual exchange rate	USD 1 = CAD 1.3695		USD 1 = CAD 1.3695

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2020, we held cash and cash equivalents of $463.2 million principally comprising of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2020, there was $680.0 million outstanding under the revolving credit and term loan facilities, which were subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2020, would not have had a material impact on pretax income. We have no interest rate hedging agreements. On July 10, 2019, we entered into the Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029. The interest rate on these notes is fixed and not subject to fluctuation. Proceeds from the issuance and sale of the notes were used to repay borrowings under the revolving credit facility.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

ITEM 8  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”

(a)  Index to Consolidated Financial Statements

(b)  Supplementary Data

Quarterly Financial Information (unaudited)—The quarterly results for the years ended June 30, 2020 and 2019 are summarized below (in thousands, except per share amounts):

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$681,056	$736,157	$769,455	$770,343	$2,957,013
Gross profit*	391,619	427,130	449,662	449,372	1,717,786
Net income	120,148	160,554	163,137	177,835	621,674
Basic earnings per share	0.84	1.11	1.13	1.23	4.31
Diluted earnings per share	0.83	1.10	1.12	1.22	4.27

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$588,279	$651,100	$662,228	$704,964	$2,606,572
Gross profit*	336,138	374,532	380,970	402,432	1,494,071
Net income	105,737	124,639	105,416	68,797	404,592
Basic earnings per share	0.74	0.87	0.74	0.48	2.83
Diluted earnings per share	0.73	0.86	0.73	0.48	2.80

*Within our consolidated statements of income for the years ended June 30, 2020 and 2019, cost of sales has been adjusted to include amortization of acquired intangible assets directly applicable to revenue. As a result, gross profit includes amortization of acquired intangible assets relating to cost of sales and operating expenses have been reduced by this amount. There was no impact on income from operations, income before taxes or net income, as a result of this reclassification

Note: the amounts for each quarter are computed independently and, due to the computation formula, the sum of the four quarters may not equal the year.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ResMed Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended June 30, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 12, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases beginning July 1, 2019 due to the adoption of the FASB’s Accounting Standards Codification Topic 842, Leases.

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

Evaluation of goodwill triggering events

As discussed in Notes 1(i) and 5 to the consolidated financial statements, the carrying amount of goodwill as of June 30, 2020 was $1,890 million. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might exceed the fair value of the reporting unit. In the current year, the Company performed qualitative,

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

or Step 0, assessments to determine whether there was a greater than 50 percent likelihood that the fair value of each reporting unit was less than its carrying value.

We identified the evaluation of goodwill triggering events as a critical audit matter because such events indicate possible impairment of goodwill, which required the application of greater auditor judgment. Potential triggering events, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, market capitalization and events specific to the entity and reporting units, required a higher degree of auditor judgment to evaluate. These possible triggering events could have a significant effect on the Company’s Step 0 assessment and the determination of whether further quantitative analysis of goodwill impairment was required.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the critical audit matter. This included a control related to the Company’s assessment of possible goodwill triggering events. We evaluated the Company’s Step 0 assessment for its reporting units by:

•Considering macroeconomic indicators such as gross domestic product and inflation by key regions around the world;

•Evaluating information from analyst reports in the enterprise software and sleep and respiratory care industries, which are compared to industry and market considerations used by the Company; and

•Analyzing information including changes in the costs of raw materials and labor, the financial performance of the reporting units, the Company’s market capitalization, and other entity and reporting-unit specific events.

Evaluation of uncertain tax positions related to Australian Tax Office audits

As discussed in Note 14 to the consolidated financial statements, the Company’s tax filings in Australia for the years 2009 through 2017 are under audit by the Australian Tax Office (ATO). The Company has been assessed $266 million of additional income tax, penalties, and interest for tax years 2009 through 2013 in connection with this tax audit. Certain of these amounts have been paid by the Company to the ATO. However, the Company has not recorded any expense relating to the ongoing audit, or these assessments, as the Company believes it is more likely than not (more than a 50% likelihood) that its tax positions will be upheld.

We identified the evaluation of uncertain tax positions related to Australian Tax Office audits as a critical audit matter. This critical audit matter required challenging auditor judgment due to the nature and the subjectivity of the applicable tax rules and regulations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over the Australian tax calculation and assessment of uncertain tax positions. We involved tax professionals with specialized skills and knowledge of Australian tax laws, who assisted in:

•Reading formal notices and assessments, and other correspondence received by the Company from the ATO in connection with the audit, as well as responses and information the Company submitted to the ATO in response to its requests for information;

•Evaluating the Company’s analysis and conclusions regarding its assertion, which included an assessment of the Company’s analysis of Australian tax laws and regulations related to the specific audit findings, and an evaluation of the facts, assumptions, and representations made; and

•Reading legal opinions obtained by the Company from third parties, and inquiring of third-party legal counsel about the likelihood of the Company’s tax position being ultimately upheld.

We have served as the Company’s auditor since 1994.

San Diego, California
August 12, 2020

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2020 and 2019

(In thousands, except share and per share data)

	June 30, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$463,156	$147,128
Accounts receivable, net of allowance for doubtful accounts of $28,508 and $25,171 at June 30, 2020 and June 30, 2019, respectively	474,643	528,484
Inventories (note 4)	416,915	349,641
Prepaid expenses and other current assets	168,745	120,113
Total current assets	1,523,459	1,145,366
Non-current assets:
Property, plant and equipment, net (note 4)	417,335	387,460
Operating lease right-of-use assets (note 10)	118,348	-
Goodwill (note 5)	1,890,324	1,856,449
Other intangible assets, net (note 5)	448,168	521,950
Deferred income taxes (note 14)	41,065	45,478
Prepaid taxes and other non-current assets	148,677	150,979
Total non-current assets	3,063,917	2,962,316
Total assets	$4,587,376	$4,107,682
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$135,786	$115,725
Accrued expenses (note 7)	270,353	266,359
Operating lease liabilities, current (note 10)	21,263	-
Deferred revenue	98,617	88,667
Income taxes payable (note 14)	64,755	73,248
Short-term debt, net (note 9)	11,987	11,992
Total current liabilities	602,761	555,991
Non-current liabilities:
Deferred revenue	87,307	81,143
Deferred income taxes (note 14)	13,011	11,380
Operating lease liabilities, non-current (note 10)	101,880	-
Other long-term liabilities	8,347	2,058
Long-term debt, net (note 9)	1,164,133	1,258,861
Long-term income taxes payable (note 14)	112,910	126,056
Total non-current liabilities	1,487,588	1,479,498
Total liabilities	2,090,349	2,035,489
Commitments and contingencies (note 17)
Stockholders’ equity: (note 11)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 186,723,407 issued and 144,887,175 outstanding at June 30, 2020 and 185,491,064 issued and 143,654,830 outstanding at June 30, 2019	580	575
Additional paid-in capital	1,570,694	1,511,473
Retained earnings	2,832,991	2,436,410
Treasury stock, at cost, 41,836,234 shares at June 30, 2020 and June 30, 2019	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(283,982)	(253,009)
Total stockholders’ equity	2,497,027	2,072,193
Total liabilities and stockholders’ equity	$4,587,376	$4,107,682

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2020, 2019 and 2018

(In thousands, except per share data)

	June 30, 2020	June 30, 2019	June 30, 2018
Net revenue - Sleep and Respiratory Care products	$2,602,381	$2,330,783	$2,183,193
Net revenue - Software as a Service	354,632	275,789	157,003
Net revenue	2,957,013	2,606,572	2,340,196

Cost of sales - Sleep and Respiratory Care products	1,067,967	977,223	929,350
Cost of sales - Software as a Service	121,657	92,764	48,682
Cost of sales	1,189,624	1,069,987	978,032

Amortization of acquired intangible assets - Sleep and Respiratory Care products	8,584	8,591	7,217
Amortization of acquired intangible assets - Software as a Service	41,019	33,923	20,049
Amortization of acquired intangible assets	49,603	42,514	27,266
Total cost of sales	1,239,227	1,112,501	1,005,298
Gross profit	1,717,786	1,494,071	1,334,898

Selling, general and administrative	676,689	645,010	600,369
Research and development	201,946	180,651	155,149
Amortization of acquired intangible assets	30,092	32,424	19,117
Restructuring expenses (note 19)	-	9,401	18,432
Litigation settlement expenses (note 20)	(600)	41,199	-
Acquisition related expenses (note 18)	-	6,123	-
Total operating expenses	908,127	914,808	793,067
Income from operations	809,659	579,263	541,831
Other income (loss), net:
Interest income	1,021	2,299	16,378
Interest expense	(40,377)	(36,156)	(28,355)
Loss attributable to equity method investments (note 6)	(25,058)	(15,833)	-
Other, net (note 13)	(12,157)	(10,726)	(8,542)
Total other income (loss), net	(76,571)	(60,416)	(20,519)
Income before income taxes	733,088	518,847	521,312
Income taxes	111,414	114,255	205,724
Net income	$621,674	$404,592	$315,588

Basic earnings per share (note 12)	$4.31	$2.83	$2.21
Diluted earnings per share (note 12)	$4.27	$2.80	$2.19
Dividend declared per share	$1.56	$1.48	$1.40
Basic shares outstanding (000's)	144,338	143,111	142,764
Diluted shares outstanding (000's)	145,652	144,484	143,987

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2020, 2019 and 2018

(In US$ thousands)

	Years Ended June 30,
	2020	2019	2018
Net income	$621,674	404,592	315,588
Other comprehensive (loss) income:
Foreign currency translation (loss) gain adjustments	(30,973)	(28,681)	(35,269)
Comprehensive income	$590,701	$375,911	$280,319

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2020, 2019 and 2018

(In thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2017	183,261	$569	$1,379,130	(41,086)	$(1,546,611)	$2,316,237	$(189,059)	$1,960,266
Common stock issued on exercise of options (note 11)	539	2	18,759	-	-	-	-	18,761
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	214	1	(15,385)	-	-	-	-	(15,384)
Common stock issued on employee stock purchase plan (note 11)	302	1	19,955	-	-	-	-	19,956
Treasury stock purchases	-	(2)	-	(550)	(53,801)	-	-	(53,803)
Stock-based compensation costs	-	-	48,362	-	-	-	-	48,362
Other comprehensive income (loss)	-	-	-	-	-	-	(35,269)	(35,269)
Net income	-	-	-	-	-	315,588	-	315,588
Dividends declared	-	-	-	-	-	(199,497)	-	(199,497)
Balance, June 30, 2018	184,316	$571	$1,450,821	(41,636)	$(1,600,412)	$2,432,328	$(224,328)	$2,058,980
Common stock issued on exercise of options (note 11)	252	1	12,329	-	-	-	-	12,330
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	638	3	(28,104)	-	-	-	-	(28,101)
Common stock issued on employee stock purchase plan (note 11)	285	1	24,364	-	-	-	-	24,365
Treasury stock purchases	-	(1)	-	(200)	(22,844)	-	-	(22,845)
Stock-based compensation costs	-	-	52,063	-	-	-	-	52,063
Other comprehensive income (loss)	-	-	-	-	-	-	(28,681)	(28,681)
Net income	-	-	-	-	-	404,592	-	404,592
Cumulative effect of change in accounting standards	-	-	-	-	-	(188,798)	-	(188,798)
Dividends declared	-	-	-	-	-	(211,712)	-	(211,712)
Balance, June 30, 2019	185,491	$575	$1,511,473	(41,836)	$(1,623,256)	$2,436,410	$(253,009)	$2,072,193
Common stock issued on exercise of options (note 11)	350	1	19,986	-	-	-	-	19,987
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	617	3	(46,061)	-	-	-	-	(46,058)
Common stock issued on employee stock purchase plan (note 11)	265	1	28,196	-	-	-	-	28,197
Treasury stock purchases	-	-	-	-	-	-	-	-
Stock-based compensation costs	-	-	57,100	-	-	-	-	57,100
Other comprehensive income (loss)	-	-	-	-	-	-	(30,973)	(30,973)
Net income	-	-	-	-	-	621,674	-	621,674
Dividends declared	-	-	-	-	-	(225,093)	-	(225,093)
Balance, June 30, 2020	186,723	$580	$1,570,694	(41,836)	$(1,623,256)	$2,832,991	$(283,982)	$2,497,027

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2020, 2019 and 2018

(In thousands)

	June 30, 2020	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$621,674	$404,592	$315,588
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,850	150,795	119,960
Amortization of right-of-use-assets	26,523	-	-
Stock-based compensation costs	57,559	52,073	48,412
Loss attributable to equity method investments (note 6)	25,058	15,833	-
Impairment of equity investments (note 6)	14,519	15,007	11,593
Gain on previously held equity interest (note 18)	-	(1,909)	-
Changes in fair value of business combination contingent consideration	(7)	(286)	411
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	54,383	(18,013)	(32,356)
Inventories	(69,881)	(84,188)	1,494
Prepaid expenses, net deferred income taxes and other current assets	(58,999)	(47,575)	(160,726)
Accounts payable, accrued expenses and other	(23,424)	(27,278)	200,650
Net cash provided by operating activities	802,255	459,051	505,026
Cash flows from investing activities:
Purchases of property, plant and equipment	(95,330)	(68,710)	(62,581)
Patent registration costs	(10,608)	(8,632)	(8,876)
Business acquisitions, net of cash acquired	(27,910)	(951,383)	(902)
Purchases of investments (note 6)	(31,616)	(46,717)	(14,495)
Payments on maturity of foreign currency contracts	(14,397)	(264)	(14,970)
Net cash used in investing activities	(179,861)	(1,075,706)	(101,824)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	48,182	36,727	38,717
Taxes paid related to net share settlement of equity awards	(46,061)	(28,104)	(15,385)
Purchases of treasury stock	-	(22,844)	(53,801)
Payments of business combination contingent consideration	(302)	(909)	(486)
Proceeds from borrowings, net of borrowing costs	1,190,000	1,519,230	350,000
Repayment of borrowings	(1,284,012)	(711,745)	(1,146,242)
Dividends paid	(225,093)	(211,712)	(199,497)
Net cash provided by (used in) financing activities	(317,286)	580,643	(1,026,694)
Effect of exchange rate changes on cash	10,920	(5,561)	(9,742)
Net increase (decrease) in cash and cash equivalents	316,028	(41,573)	(633,234)
Cash and cash equivalents at beginning of period	147,128	188,701	821,935
Cash and cash equivalents at end of period	$463,156	$147,128	$188,701
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$180,359	$242,860	$170,653
Interest paid	$40,377	$36,156	$28,355
Fair value of assets acquired, excluding cash	$14,919	$429,522	$290
Liabilities assumed	(4,292)	(265,217)	-
Goodwill on acquisition	20,375	794,320	247
Deferred payments	408	(7,242)	365
Fair value of contingent consideration	(3,500)	-	-
Cash paid for acquisitions	$27,910	$951,383	$902

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1)  Organization and Basis of Presentation

ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, Malaysia, France, China and the United States. Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia, Japan, China, Finland, Norway and Sweden. We also operate a Software as a Service (“SaaS”) business in the United States that includes out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice.

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

(b)  Revenue Recognition

In accordance with Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, we account for a contract with a customer when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”). Our Sleep and Respiratory Care revenue relates primarily to the sale of our products that are therapy-based equipment. Some contracts include additional performance obligations such as the provision of extended warranties and data for patient monitoring. Our SaaS revenue relates to the provision of software access with ongoing support and maintenance services as well as professional services such as training and consulting.

Disaggregation of revenue

See note 15 – Segment Information for our net revenue disaggregated by segment, product and region for the years ended June 30, 2020, 2019 and 2018.

Effective in the fourth quarter of the fiscal year ended June 30, 2020, our consolidated statements of income separately present the revenues and related costs of the Sleep and Respiratory Care and SaaS segments. Net revenues and cost of sales were previously presented on an aggregate basis. This change separately states net sales of products and revenues from services, which materially aligns with net revenues associated with our Sleep and Respiratory Care and SaaS segments, respectively. While this change has been applied retrospectively to the consolidated statements of income for the years ended June 30, 2019 and 2018, there was no impact on net revenue, cost of sales, income from operations, income before taxes or net income as a result of this change.

Performance obligations and contract balances

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of risk and/or control of our products are provided at a point in time. For products in our Sleep and Respiratory Care business, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our SaaS business, revenue associated with professional services are recognized as they are provided. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue in our Sleep and Respiratory Care business relate primarily to extended warranties on our devices and the provision of data for patient monitoring. Performance obligations resulting in deferred revenue in our SaaS business relate primarily to the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some SaaS contracts. Generally, deferred revenue will be recognized over a period of one year to five years. Our contracts do not contain significant financing components.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table summarizes our contract balances as of June 30, 2020 and 2019 (in thousands):

	2020	2019	Balance sheet caption
Contract assets
Accounts receivable, net	$474,643	$528,484	Accounts receivable, net
Unbilled revenue, current	9,452	9,834	Prepaid expenses and other current assets
Unbilled revenue, non-current	6,957	4,592	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(98,617)	(88,667)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(87,307)	(81,143)	Deferred revenue (non-current liabilities)

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

When Sleep and Respiratory Care or SaaS contracts have multiple performance obligations, we generally use an observable price to determine the stand-alone selling price by reference to pricing and discounting practices for the specific product or service when sold separately to similar customers. Revenue is then allocated proportionately, based on the determined stand-alone selling price, to each performance obligation. An allocation is not required for many of our Sleep and Respiratory Care contracts that have a single performance obligation, which is the shipment of our therapy-based equipment.

Accounting and practical expedient elections

We have elected to account for shipping and handling activities associated with our Sleep and Respiratory Care segment as a fulfillment cost within cost of sales, and record shipping and handling costs collected from customers in net revenue. We have also elected for all taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, to be excluded from revenue and presented on a net basis. We have adopted two practical expedients including the “right to invoice” practical expedient, which allows us to recognize revenue in the amount of the invoice when it corresponds directly with the value of performance completed to date and which is relevant for some of our SaaS contracts. The second practical expedient adopted permits relief from considering a significant financing component when the payment for the good or service is expected to be one year or less.

(c)  Concentration of Credit Risk and Significant Customers

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivatives and trade receivables. Our cash and cash equivalents are generally held with large, diverse financial institutions to reduce the amount of exposure to any single financial institution. Our derivative contracts are transacted with various financial institutions with high credit standings and any exposure to counterparty credit-related losses in these contracts is largely mitigated with collateralization and master-netting agreements. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues for any of the periods presented.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(d)  Fair Value of Financial Instruments

The fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We measure our financial instruments at fair value at each reporting period using a fair value hierarchy that requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs that are supported by little or no market activity.

The carrying value of cash equivalents, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The carrying value of long-term debt related to our Revolving Credit and Term Credit Agreements approximates its fair value as the principal amounts outstanding are subject to variable interest rates that are based on market rates which are regularly reset. The carrying value of long-term debt related to our Senior Notes can differ to its fair value as the principal amounts outstanding are subject to fixed interest rates as outlined in note 9 - Debt. Foreign currency hedging instruments are marked to market and therefore reflect their fair value. We do not hold or issue financial instruments for trading purposes.

(e)  Cash and Cash Equivalents

Cash equivalents include certificates of deposit and other highly liquid investments and we state them at cost, which approximates market. We consider investments with original maturities of 90 days or less to be cash equivalents for purposes of the consolidated statements of cash flows.

(f)  Inventories

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

(g)  Property, Plant and Equipment

We record property, plant and equipment, including rental and demonstration equipment at cost. We compute depreciation expense using the straight-line method over the estimated useful lives of the assets. Useful lives are generally two years to ten years except for buildings which are depreciated over an estimated useful life of 40 years and leasehold improvements, which we amortize over the lease term. We charge maintenance and repairs to expense as we incur them.

Depreciation expense for property, plant, and equipment was $65.6 million, $65.9 million, and $64.7 million for the years ended June 30, 2020, 2019 and 2018, respectively.

(h)  Intangible Assets

We capitalize the registration costs for new patents and amortize the costs over the estimated useful life of the patent, which is generally ten years. If a patent is superseded or a product is retired, any unamortized costs are written off immediately.

We amortize all of our other intangible assets on a straight-line basis over their estimated useful lives, which range from two years to fifteen years. We take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists and, at least annually, evaluate the recoverability of intangible assets. We have not identified any impairment of intangible assets during any of the periods presented.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(i)  Goodwill

We conducted our annual review for goodwill impairment during the final quarter of 2020. Our goodwill impairment review is performed at our reporting unit level, which is one level below our operating segments and involves the following steps:

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

Step 1 – Compare the fair value for each reporting unit to its carrying value, including goodwill. Fair value is determined based on estimated discounted cash flows. A goodwill impairment charge is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If a reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

During the annual review, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill and, therefore, goodwill was not impaired.

(j)  Equity investments

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

(k)  Research and Development

We record all research and development expenses in the period we incur them.

(l)  Foreign Currency

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

(m)  Foreign Exchange Risk Management

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

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

We held foreign currency instruments with notional amounts totaling $495.2 million and $496.9 million at June 30, 2020 and June 30, 2019, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June, 2021.

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

We recognize the impact of a tax position in the consolidated financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions are reflected in income tax expense.

(o)  Provision for Warranty

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

(p)  Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by periodically evaluating individual customer receivables, considering a customer’s financial condition, credit history and current economic conditions. Customer receivables are charged against the allowance when they are deemed uncollectible. We are also contingently liable, within certain limits, in the event of a customer default, to independent financing companies in connection with customer financing programs. We monitor the collection status of these installment receivables and provide for estimated losses separately under accrued expenses within our consolidated balance sheets based upon our historical collection experience with such receivables and a current assessment of our credit exposure.

(q)  Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, we recognize as the impairment the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We did not recognize impairment charges in relation to long-lived assets during the fiscal years ended June 30, 2020, 2019 and 2018.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(r)  Contingencies

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

(3)  New Accounting Pronouncements

(a)  Recently issued accounting standards not yet adopted

ASU No. 2016-13 “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments”

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (Topic 326), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The guidance is effective for us beginning in the first quarter of the fiscal year ending June 30, 2021 and will be adopted using a modified retrospective approach, with a cumulative-effect adjustment recorded directly to retained earnings. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

(b)  Recently adopted accounting pronouncements

ASU No. 2016-02, “Leases”

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). Under the new guidance, lessees are required to recognize a right-of-use asset (“ROU”) and a lease liability on the balance sheet for all leases, other than those that meet the definition of a short-term lease. This update establishes a lease asset and lease liability by lessees for those leases classified as operating under prior GAAP. Leases are classified as either operating or finance under the new guidance. Operating leases result in straight-line expense in the income statement, similar to prior operating lease treatment, and finance leases result in more expense being recognized in the earlier years of the lease term, similar to prior capital lease treatment. For lessors, the update more closely aligns lease accounting to comparable guidance in the new revenue standards described.

Effective, July 1, 2019, we adopted the new standard on a modified retrospective transition basis for leases existing at, or entered into after, the date of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance to not reassess (1) whether any expired or existing contracts are, or contain, leases, (2) the lease classification for expired or existing leases, and (3) initial direct costs for existing leases. In preparation for and upon adoption of this guidance, we have designed and operated internal controls over its implementation, which includes a system solution for lease administration, accounting and disclosures of financial information surrounding our leasing arrangements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The adoption of the guidance on July 1, 2019 resulted in the recognition of ROU assets of $77.6 million and lease liabilities of $81.3 million, which all related to operating leases. The ROU assets were lower than the lease liabilities due to the de-recognition of deferred rent balances of $3.7 million. We did not recognize any adjustment to the comparative period presented in the financial statements in accordance with our adoption method. The guidance did not have a material impact on our consolidated statements of income. See note 10 - Leases for further disclosures related to our leases under the new guidance.

ASU No. 2017-04 “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment”

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (Topic 350). ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. We adopted this guidance in the fourth quarter of fiscal year June 30, 2020. The adoption did not have a material impact on our consolidated financial statements.

(c)  Adjustment to prior periods

As noted at note 2b) – Disaggregation of revenue, we now present revenue and cost of sales for our Sleep and Respiratory Care and SaaS segments on the consolidated statements of income. Additionally, within our consolidated statements of income for the years ended June 30, 2020, 2019 and 2018, cost of sales has been adjusted to include amortization of acquired intangible assets directly applicable to revenue. As a result, gross profit now includes amortization of acquired intangible assets relating to cost of sales and operating expenses have been reduced by this amount. There was no impact on income from operations, income before taxes or net income, as a result of this reclassification. The adjustments to the previously reported amounts are not material.

The table below presents a reconciliation of amortization of acquired intangible assets by income statement caption summing to total amortization of acquired intangible assets as previously reported for the years ended June 30, 2019 and June 30, 2018 (in thousands):

	2019	2018
Amortization of acquired intangible assets related to cost of sales	$42,514	$27,266
Amortization of acquired intangible assets related to operating expenses	32,424	19,117
Total as previously reported	$74,938	$46,383

The table below presents a reconciliation of gross profit as previously reported for the years ended June 30, 2019 and June 30, 2018 adjusted for the amortization of acquired intangible assets now included in cost of sales (in thousands):

	2019	2018
Gross profit as previously reported	$1,536,585	$1,362,164
Amortization of acquired intangible assets related to cost of sales	(42,514)	(27,266)
Gross profit	$1,494,071	$1,334,898

(4)  Supplemental Balance Sheet Information

Components of selected captions in the consolidated balance sheets consisted of the following as of June 30, 2020 and June 30, 2019 (in thousands):

Inventories	2020	2019
Raw materials	$128,096	$80,861
Work in progress	2,807	2,256
Finished goods	286,012	266,524
Total inventories	$416,915	$349,641

Property, Plant and Equipment	2020	2019
Machinery and equipment	$285,287	$262,010
Computer equipment	188,036	173,895
Furniture and fixtures	54,275	51,942
Vehicles	5,513	7,477
Clinical, demonstration and rental equipment	95,860	94,007
Leasehold improvements	60,490	34,210
Land	51,803	52,406
Buildings	227,902	223,028
Property, plant and equipment, at cost	$969,166	$898,975
Accumulated depreciation and amortization	(551,831)	(511,515)
Property, plant and equipment, net	$417,335	$387,460

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(5)  Goodwill and Other Intangible Assets, net

Goodwill

For each of the years ended June 30, 2020 and June 30, 2019, we have not recorded any goodwill impairments. Changes in the carrying amount of goodwill is comprised of the following for the year ended June 30, 2020 (in thousands):

	2020
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$616,965	$1,239,484	$1,856,449
Business acquisitions	266	20,109	20,375
Adjustment to fair values of preliminary purchase price allocations	526	16,283	16,809
Foreign currency translation adjustments	(3,309)	-	(3,309)
Balance at the end of the period	$614,448	$1,275,876	$1,890,324

Other Intangible Assets

Other intangibles, net are comprised of the following as of June 30, 2020 and June 30, 2019 (in thousands):

	2020	2019
Developed/core product technology	$382,806	$401,842
Accumulated amortization	(197,670)	(157,651)
Developed/core product technology, net	185,136	244,191
Customer relationships	279,370	273,114
Accumulated amortization	(80,922)	(68,630)
Customer relationships, net	198,448	204,484
Other intangibles	177,091	176,351
Accumulated amortization	(112,507)	(103,076)
Other intangibles, net	64,584	73,275
Total other intangibles, net	$448,168	$521,950

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, and we amortize them over the estimated useful life of the assets, generally between two years and fifteen years. There are no expected residual values related to these intangible assets.

Refer to note 18 of the consolidated financial statements for details of acquisitions.

Amortization expense related to identified intangible assets for the years ended June 30, 2020 and June 30, 2019 was $79.7 million and $74.9 million, respectively. Amortization expense related to patents for the years ended June 30, 2020 and June 30, 2019 was $8.3 million and $8.1 million, respectively. Total estimated annual amortization expense for the years ending June 30, 2021 through June 30, 2025, is shown below (in thousands):

	Fiscal Years Ending June 30
	2021	2022	2023	2024	2025
Estimated amortization expense	$80,636	$72,219	$55,015	$50,628	$45,298

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(6)  Investments

We have a number of equity investments in privately held companies that are unconsolidated entities and are recorded in the non-current balance of other assets on the consolidated balance sheets. The following table shows a reconciliation of the changes in all of our investments during the years ended June 30, 2020 and June 30, 2019 (in thousands):

	2020	2019
Equity method investments
Balance at the beginning of the period	$21,667	$-
Investments	17,500	37,500
Loss attributable to equity method investments	(25,058)	(15,833)
Carrying value of equity method investments	14,109	21,667

Non-marketable securities
Balance at the beginning of the period	$30,436	$41,226
Investments	14,116	9,217
Impairment of investments	(14,519)	(15,007)
Acquisition of controlling interest in previously held investment	-	(5,000)
Carrying value of non-marketable securities	30,033	30,436
Total investments in unconsolidated entities	$44,142	$52,103

(7)  Accrued Expenses

Accrued expenses at June 30, 2020 and June 30, 2019 consist of the following (in thousands):

	2020	2019
Product warranties (note 8)	$21,132	$19,625
Consulting and professional fees	18,740	12,726
Value added taxes and other taxes due	26,627	25,555
Employee related costs	148,383	123,446
Hedging instruments	427	244
Liability on receivables sold with recourse (note 17)	6,647	1,752
Accrued interest	8,313	1,683
Logistics and occupancy costs	6,350	8,137
Inventory in transit	21,679	15,175
Business acquisition contingent consideration	3,500	-
Litigation settlement expenses (note 20)	-	41,199
Restructuring expenses (note 19)	-	5,432
Other	8,555	11,385
	$270,353	$266,359

(8)  Product Warranties

We include the liability for warranty costs in accrued expenses in our consolidated balance sheets. Changes in the liability for product warranty for the years ended June 30, 2020 and June 30, 2019 are as follows (in thousands):

	2020	2019
Balance at the beginning of the period	$19,625	$19,227
Warranty accruals for the period	14,167	15,416
Warranty costs incurred for the period	(12,229)	(14,634)
Foreign currency translation adjustments	(431)	(384)
Balance at the end of the period	$21,132	$19,625

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(9)  Debt

Debt at June 30, 2020 and June 30, 2019 consists of the following (in thousands):

	2020	2019
Short-term debt	$12,000	$12,012
Deferred borrowing costs	(13)	(20)
Short-term debt, net	11,987	11,992
	-
Long-term debt	$1,168,000	$1,262,000
Deferred borrowing costs	(3,867)	(3,139)
Long-term debt, net	$1,164,133	$1,258,861
Total debt	$1,176,120	$1,270,853

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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At June 30, 2020, the interest rate that was being charged on the outstanding principal amounts was 1.2%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of June 30, 2020, we had $1.1 billion available for draw down under the revolving credit facility.

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as LIBOR plus the spreads described above, its carrying amount is equivalent to its fair value as at June 30, 2020 and June 30, 2019, which was $680.0 million and $1,274.0 million, respectively. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of June 30, 2020, the Senior Notes have a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $538.9 million. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

At June 30, 2020, we were in compliance with our debt covenants and there was $1,180.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.

(10)      Leases

(a) Leases where ResMed is the Lessee

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

We determine the lease term as the non-cancellable period of the lease, and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheet. Some of our leases include variable lease payments that are based on costs incurred or actual usage, or adjusted periodically based on an index or a rate. Our leases do not contain any residual value guarantees and we do not account for lease and non-lease components as a single lease component. Operating leases are included in operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheets. We lease certain office space, warehouses and distribution centers, manufacturing facilities, vehicles, and equipment with remaining lease terms ranging from less than 1 year to 15 years, some of which include options to extend or terminate the leases.

Operating lease costs for the year ended June 30, 2020 were $26.5 million. Short-term and variable lease costs were not material for the year ended June 30, 2020.

Future minimum lease payments under non-cancellable leases as of June 30, 2020 and for the periods ending June 30 of the years indicated below were as follows (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Minimum lease payments	$143,774	$24,810	$18,084	$14,853	$12,075	$10,493	$63,459
Less: imputed interest	(20,631)
Total lease liabilities	$123,143

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of June 30, 2020, we had additional operating lease commitments of $14.1 million for office space that have not yet commenced. These leases will commence during the year ended June 30, 2021 with lease terms of 1 years to 11 years.

The supplemental information related to operating leases for the year ended June 30, 2020 was as follows (in thousands):

2020
Weighted-average inputs:
Weighted-average remaining lease term (years)	9.1
Weighted-average discount rate	3.2%

Cash flow information:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$24,104
Right of use assets obtained in exchange for new lease liabilities:	$51,663

Disclosures related to periods prior to adopting the new lease guidance

We lease certain facilities and equipment under operating leases expiring at various dates and most contain renewal options. Total expense for all operating leases was $23.4 million, $21.1 million, and $20.1 million for the years ended June 30, 2019, 2018, and 2017, respectively. Future minimum lease payments (including interest) under non-cancellable operating leases at June 30, 2019 were as follows (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Remaining operating lease payments	$98,013	$23,500	$17,161	$12,403	$9,478	$7,916	$27,555

(b) Leases where ResMed is the Lessor

We lease sleep and respiratory medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts include sales-type and operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer.

The components of lease revenue for the year ended June 30, 2020 were as follows (in thousands):

2020
Sales-type lease revenue	$13,457
Operating lease revenue	87,874
Total lease revenue	$101,331

Our net investment in sales-type leases were classified in the accompanying consolidated balance sheets captions as of June 30, 2020 as follows (in thousands):

2020
Accounts receivable, net	$7,697
Prepaid taxes and other non-current assets	6,957
Total	$14,654

Maturities of sales-type leases as of June 30, 2020 were as follows (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Remaining lease payments	$16,074	$8,034	$5,759	$2,281	$-	$-	$-
Less: imputed interest	(1,420)
Present value of remaining lease payments	$14,654

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

We have temporarily suspended our repurchase program and, accordingly, did not repurchase any shares during fiscal year 2020. During fiscal year 2019, we repurchased 200,000 shares at a cost of $22.8 million shares under our share repurchase program. As of June 30, 2020, we have repurchased a total of 41.8 million shares at a cost of $1.6 billion. Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2020, 12.9 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, our board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2020.

Stock Options and Restricted Stock Units.    We have granted stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) to personnel, including officers and directors, in accordance with the ResMed Inc. 2009 Incentive Award Plan (the “2009 Plan”). Options and restricted stock units vest over one year to four years and the options have expiration dates of seven years from the date of grant. We have granted the options with an exercise price equal to the market value as determined at the date of grant. We have granted PRSUs that are subject to a market condition, with the ultimate realizable number of PRSUs dependent on relative total stockholder return over a period of three years, up to a maximum amount to be issued under the award of 225% of the original grant.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 51.1 million. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2020 is 15.8 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

In certain regions, shares are withheld on behalf of employees to satisfy statutory tax withholding requirements upon exercise or vesting of awards. The number of shares withheld is based upon the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares are delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation is reflected as a financing activity on our consolidated statements of cash flows. Shares withheld by us as a result of the net settlement are not considered issued and outstanding and are added to the reserves of the 2009 Plan.

The total fair value of RSUs and PRSUs that vested during the years ended June 30, 2020, 2019 and 2018, was $56.8 million, $52.3 million and $34.6 million, respectively.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table summarizes the activity of RSUs, including PRSUs, during year ended June 30, 2020 (in thousands, except years and per share amounts):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,446	$77.21	1.6
Granted	363	141.00
Vested*	(929)	61.13
Performance factor adjustment	294	-
Expired / cancelled	(37)	91.66
Forfeited	(5)	91.66
Outstanding at end of period	1,132	$103.77	1.6

* Includes 312 thousand shares netted for tax.

The following table summarizes option activity during the year ended June 30, 2020 (in thousands, except years and per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,260	$72.91	4.4
Granted	162	146.34
Exercised	(350)	57.17
Forfeited	(4)	110.19
Outstanding at end of period	1,068	$89.05	4.4
Options exercisable at end of period	641	$71.18	3.7
Options vested and expected to vest at end of period	1,046	$88.32	4.4

The aggregate intrinsic value of options exercised during the fiscal years 2020, 2019 and 2018, was $31.2 million, $15.1 million and $27.5 million, respectively. As at June 30, 2020, the aggregate intrinsic value of options outstanding, exercisable, and vested and expected to vest were $110.0 million, $77.4 million and $108.5 million respectively.

Employee Stock Purchase Plan (the “ESPP”).    Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At June 30, 2020, the number of shares remaining available for future issuance under the ESPP is 2.0 million shares.

During years ended June 30, 2020, 2019 and 2018, we issued 265,000, 285,000 and 302,000 shares to our employees in two offerings and we recognized $8.0 million, $6.4 million and $5.2 million, respectively, of stock compensation expense associated with the ESPP.

Stock–based Employee compensation.    We measure the compensation expense of all stock-based awards at fair value on the grant date. We estimate the fair value of stock options and purchase rights granted under the ESPP using the Black-Scholes valuation model. The fair value of restricted stock units is equal to the market value of the underlying shares as determined at the grant date less the fair value of dividends that holders are not entitled to, during the vesting period. The fair value of performance restricted stock units is measured using a Monte-Carlo simulation valuation model. We recognize the fair value as compensation expense using the straight-line method over the service period for awards expected to vest.

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the assumptions in the following tables. The risk-free interest rate is estimated using the U.S. Treasury yield curve and is based on the term of the award. The expected term of awards is estimated from the vesting period of the award, as well as historical exercise behavior, and represents the period of time the awards granted are expected to be outstanding. Expected volatility is estimated based upon the historical volatility of ResMed stock.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions for the years ended June 30, 2020, 2019 and 2018:

	2020	2019	2018
Stock options:
Weighted average grant date fair value	$32.14	$21.92	$16.68
Weighted average risk-free interest rate	1.58%	2.96%	2.08%
Expected life in years	4.9	4.9	4.9
Dividend yield	1.07%	1.34% - 1.46%	1.46% - 1.65%
Expected volatility	25%	23%	23%

ESPP purchase rights:
Weighted average grant date fair value	$31.82	$22.12	$17.44
Weighted average risk-free interest rate	1.6%	2.4%	0.8%
Expected life in years	6 months	6 months	6 months
Dividend yield	0.98% - 1.42%	1.40% - 1.47%	1.47% - 1.92%
Expected volatility	23% - 60%	23%	23%

The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the years ended June 30, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Cost of sales - capitalized as part of inventory	$3,703	$3,043	$2,990
Selling, general and administrative expenses	47,265	42,700	39,754
Research and development expenses	6,591	6,330	5,668
Stock-based compensation costs	57,559	52,073	48,412
Tax benefit	(39,534)	(26,658)	(17,078)
Stock-based compensation costs, net of tax benefit	$18,025	$25,415	$31,334

At June 30, 2020, there was $92.6 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.2 years.

(12)  Earnings Per Share

We compute basic earnings per share by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and restricted stock units. The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 164,000, 200,000 and 153,000 for the years ended June 30, 2020, 2019 and 2018, respectively, as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the years ended June 30, 2020, 2019 and 2018 are calculated as follows (in thousands except per share data):

	2020	2019	2018
Numerator:
Net income	$621,674	$404,592	$315,588
Denominator:
Basic weighted-average common shares outstanding	144,338	143,111	142,764
Effect of dilutive securities:
Stock options and restricted stock units	1,314	1,373	1,223
Diluted weighted average shares	145,652	144,484	143,987
Basic earnings per share	$4.31	$2.83	$2.21
Diluted earnings per share	$4.27	$2.80	$2.19

(13)  Other, net

Other, net, in the consolidated statements of income is comprised of the following for the years ended June 30, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Gain (loss) on foreign currency transactions and hedging, net	$1,331	$1,712	$(1,546)
Impairment of equity investments (note 6)	(14,519)	(15,007)	(11,593)
Other	1,031	2,569	4,597
	$(12,157)	$(10,726)	$(8,542)

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(14)  Income Taxes

Income before income taxes for the years ended June 30, 2020, 2019 and 2018, was taxed under the following jurisdictions (in thousands):

	2020	2019	2018
U.S.	$60,548	$(34,468)	$42,627
Non-U.S.	672,540	553,315	478,685
	$733,088	$518,847	$521,312

The provision for income taxes is presented below (in thousands):

		2020	2019	2018
Current:	Federal	$9,790	$28,658	$128,971
	State	6,898	7,595	948
	Non-U.S.	124,602	127,540	68,858
		141,290	163,793	198,777
Deferred:	Federal	(13,000)	(30,456)	9,488
	State	(3,335)	(5,408)	(350)
	Non-U.S.	(13,541)	(13,674)	(2,191)
		(29,876)	(49,538)	6,947
Provision for income taxes		$111,414	$114,255	$205,724

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the years ended June 30, 2020 and June 30, 2019 and 28% for the year ended June 30, 2018, to pretax income as a result of the following (in thousands):

	2020	2019	2018
Taxes computed at statutory U.S. rate	$153,949	$108,958	$146,280
Increase (decrease) in income taxes resulting from:
Transition tax	-	6,038	126,753
State income taxes, net of U.S. tax benefit	3,563	2,186	2,427
Research and development credit	(13,595)	(12,953)	(4,089)
Change in statutory tax rates	-	-	16,685
Change in valuation allowance	7,216	(1,118)	(2,962)
Effect of non-U.S. tax rates	(20,935)	25,045	(70,250)
Foreign tax credits (1)	(4,026)	(7,806)	(6,473)
Stock-based compensation expense	(20,696)	(11,534)	(7,045)
Other	5,938	5,439	4,398
	$111,414	$114,255	$205,724

(1) In fiscal year 2018, $75.5 million of the foreign tax credit is included as a reduction in the transition tax.

The components of our deferred tax assets and liabilities at June 30, 2020 and June 30, 2019, are as follows (in thousands):

	2020	2019
Deferred tax assets:
Employee liabilities	$21,272	$18,104
Tax credit carry overs	9,295	15,666
Inventories	9,129	4,905
Provision for warranties	3,585	3,551
Provision for doubtful debts	6,594	5,532
Net operating loss carryforwards	38,035	53,315
Capital loss carryover	10,864	6,640
Property, plant and equipment	(724)	3,002
Stock-based compensation expense	6,035	10,769
Deferred revenue	15,343	9,619
Research and development capitalization	39,195	17,910
Other	(2,282)	(332)
	156,341	148,681
Less valuation allowance	(16,891)	(11,644)
Deferred tax assets	139,450	137,037
Deferred tax liabilities:
Goodwill and other intangibles	(111,396)	(102,939)
Deferred tax liabilities	(111,396)	(102,939)
Net deferred tax asset	$28,054	$34,098

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

We reported the net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2020 and June 30, 2019, as follows (in thousands):

	2020	2019
Non-current deferred tax asset	$41,065	$45,478
Non-current deferred tax liability	(13,011)	(11,380)
Net deferred tax asset	$28,054	$34,098

As of June 30, 2020, we had $30.4 million of U.S. federal and state net operating loss carryforwards and $6.8 million of non-U.S. net operating loss carryforwards, which expire in various years beginning in 2020 or carry forward indefinitely.

The valuation allowance at June 30, 2020 relates to a provision for uncertainty of the utilization of net operating loss carryforwards of $1.6 million and capital loss and other items of $15.3 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

A substantial portion of our manufacturing operations and administrative functions in Singapore operate under various tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. The end of certain tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs increased our net earnings by $43.8 million ($0.30 per diluted share) for the year ended June 30, 2020 and $20.3 million ($0.14 per diluted share) for the year ended June 30, 2019.

As a result of the U.S. Tax Act, we have treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million during the year ended June 30, 2018 and $6.0 million during the year ended June 30, 2019, which was payable over eight years. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. The total amount of these undistributed earnings at June 30, 2020 amounted to approximately $3.0 billion. On June 14, 2019, the U.S. Treasury Department issued final and temporary regulations relating to the repatriation of non-U.S. earnings. As a result, in the event our non-U.S. earnings had not been permanently reinvested, deferred taxes of approximately $194.4 million in U.S. federal deferred tax and $5.2 million in U.S. state deferred taxes would have been recognized in the consolidated financial statements.

In accounting for uncertainty in income taxes, we recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (that is, a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for annual periods. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on June 30, 2020, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate.

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

In connection with the audit by the Australian Taxation Office (“ATO”) for the tax years 2009 to 2013, we received Notices of Amended Assessments in March 2018. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed or $75.9 million. As of June 30, 2020, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. The ATO is currently auditing tax years 2014 to 2018. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate headquarters costs, stock-based compensation, amortization expense from acquired intangibles, acquisition related expenses, net interest expense and other, net. We neither discretely allocate assets to our operating segments, nor does our Chief Operating Decision Maker evaluate the operating segments using discrete asset information.

The table below presents a reconciliation of net revenues, depreciation and amortization and net operating profit by reportable segments for the years ended June 30, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Revenue by segment
Total Sleep and Respiratory Care	$2,602,381	$2,330,783	$2,183,193

Software as a Service	356,734	281,137	157,003
Deferred revenue fair value adjustment*	(2,102)	(5,348)	-
Total Software as a Service	354,632	275,789	157,003
Total	$2,957,013	$2,606,572	$2,340,196

Depreciation and amortization by segment
Sleep and Respiratory Care	$69,444	$70,094	$70,366
Software as a Service	3,850	3,250	809
Amortization of acquired intangible assets and corporate costs	81,556	77,451	48,785
Total	$154,850	$150,795	$119,960

Net operating profit by segment
Sleep and Respiratory Care	$934,697	$766,068	$656,311
Software as a Service	82,152	74,886	55,224
Total	$1,016,849	$840,954	$711,535

Reconciling items
Corporate costs	$125,993	$124,682	$104,889
Amortization of acquired intangible assets	79,695	74,938	46,383
Litigation settlement expenses	(600)	41,199	-
Restructuring expenses	-	9,401	18,432
Acquisition related expenses	-	6,123	-
Deferred revenue fair value adjustment*	2,102	5,348	-
Interest expense (income), net	39,356	33,857	11,977
Loss attributable to equity method investments	25,058	15,833	-
Other, net	12,157	10,726	8,542
Income before income taxes	$733,088	$518,847	$521,312

* The deferred revenue fair value adjustment is a purchase price accounting adjustment related to MatrixCare which was acquired on November 13, 2018.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table summarizes our net revenue disaggregated by segment, product and region for the years ended June 30, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
U.S., Canada and Latin America
Devices	$792,766	$743,066	$689,603
Masks and other	779,561	677,430	600,480
Total Sleep and Respiratory Care	$1,572,327	$1,420,496	$1,290,083
Software as a Service	354,632	275,789	157,003
Total	$1,926,959	$1,696,285	$1,447,086

Combined Europe, Asia and other markets
Devices	$715,056	$618,525	$613,978
Masks and other	314,998	291,762	279,133
Total Sleep and Respiratory Care	$1,030,054	$910,287	$893,111

Global revenue
Devices	$1,507,822	$1,361,591	$1,303,581
Masks and other	1,094,559	969,192	879,613
Total Sleep and Respiratory Care	$2,602,381	$2,330,783	$2,183,194
Software as a Service	354,632	275,789	157,003
Total	$2,957,013	$2,606,572	$2,340,197

Revenue information by geographic area for the years ended June 30, 2020, 2019 and 2018 is summarized below (in thousands):

	2020	2019	2018
United States	$1,828,575	$1,588,655	$1,345,212
Rest of the World	1,128,438	1,017,917	994,984
Total	$2,957,013	$2,606,572	$2,340,196

Long-lived assets of geographic areas are those assets used in our operations in each geographical area, and excludes goodwill, other intangible assets, and deferred tax assets. Long-lived assets by geographic area as of June 30, 2020, 2019 and 2018, is summarized below (in thousands):

	2020	2019	2018
United States	$164,155	$149,706	$142,337
Australia	162,490	165,425	173,394
Singapore	39,977	19,465	17,657
Rest of the World	50,713	52,864	53,162
Total	$417,335	$387,460	$386,550

(16)  Employee Retirement Plans

We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:

Australia    We contribute to defined contribution plans for each employee resident in Australia at the rate of approximately 9.5% of salaries. Employees may contribute additional funds to the plans. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Our total contributions to the plans for the years ended June 30, 2020, 2019 and 2018, were $9.5 million, $10.0 million and $10.5 million, respectively.

United States    We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4.0% of the employee’s salary. Our total contributions to the plan were $9.3 million, $6.7 million and $5.0 million in fiscal 2020, 2019 and 2018, respectively.

Singapore    We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 17.0% of the employee’s salary. Our total contributions to the plan were $2.9 million, $2.6 million and $2.2 million in fiscal 2020, 2019 and 2018, respectively.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(17)  Legal Actions, Contingencies and Commitments

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Taxation Matters

As described in note 14 – Income Taxes, we received Notices of Amended Assessments from the ATO for the tax years 2009 to 2013. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed, or $75.9 million. As of June 30, 2020, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid as we ultimately expect this will be refunded by the ATO. The ATO is currently auditing tax years 2014 to 2018. We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position.

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

The following table summarizes the amount of total receivables sold with recourse during the years ended June 30, 2020 and June 30, 2019 (in thousands):

	2020	2019
Full recourse	$-	$33,954
Limited recourse	154,529	98,123
Total	$154,529	$132,077

The following table summarizes the maximum exposure on outstanding receivables sold with recourse and provision for doubtful accounts as at June 30, 2020 and June 30, 2019 (in thousands):

	2020	2019
Full recourse	$916	$19,209
Limited recourse	21,890	10,241
Total	$22,806	$29,450
Contingent provision for receivables with recourse	$(6,647)	$(1,752)

Commitments

In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily related to supply arrangements. Obligations under our purchase agreements at June 30, 2020 were as follows (in thousands):

		Fiscal Years Ending June 30
	Total	2021	2022	2023	2024	2025	Thereafter
Minimum purchase obligations	$462,996	$458,623	$3,678	$518	$111	$66	$-

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(18)  Business Combinations

Fiscal year ended June 30, 2020

On January 31, 2020, we completed the acquisition of 100% of the membership interests in SnapWorx, LLC (“SnapWorx”), a software company providing patient contact management and workflow optimization for the sleep apnea resupply market. This acquisition has been accounted for as a business combination using purchase accounting and the results of SnapWorx are included in our consolidated financial statements from the acquisition date. This acquisition is not considered a material business combination and accordingly pro forma information is not provided. The acquisition was funded by drawing on our existing revolving credit facility and through cash on-hand.

We completed our purchase price allocation during the quarter ending June 30, 2020, which was not materially different from the preliminary purchase price allocation. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of the acquisition is reflected in the Software as a Service segment and is deductible for tax purposes. It mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.

During the year ended June 30, 2020 we did not record any material acquisition-related expenses.

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

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The pro forma financial information presented below is not necessarily indicative of the results of operations that would have been achieved if the acquisition occurred at the beginning of the earliest period presented, nor is it intended to be a projection of future results. The following table summarized unaudited pro forma consolidated results for the years ended June 30, 2019 and 2018 (in thousands, except per share information):

	2019	2018
Revenue	$2,652,059	$2,457,242
Net income	$446,721	$295,628
Basic earnings per share	$3.12	$2.07
Diluted earnings per share	$3.09	$2.05

The unaudited pro forma consolidated results for the years ended June 30, 2019 and June 30, 2018 reflect primarily the following pro forma pre-tax adjustments:

•Net amortization expense related to the fair value of identifiable intangible assets acquired of $0.6 million and $8.3 million for the years ended June 30, 2019 and June 30, 2018, respectively.

•Net interest expense associated with debt that was issued to finance the acquisition of $2.6 million and $12.7 million for the years ended June 30, 2019 and June 30, 2018, respectively.

•Elimination of pre-tax acquisition-related costs incurred by ResMed and MatrixCare of $3.7 million and $16.7 million, respectively, for the year ended June 30, 2019.

•Net income tax expense of $1.8 million and $3.2 million for the years ended June 30, 2019 and June 30, 2018, respectively.

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

•On December 13, 2018, we completed the acquisition of assets in Apacheta, a provider of cloud-based SaaS software that manages the medical equipment delivery process for HME dealers.

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

These acquisitions have been accounted for as business combinations using purchase accounting and are included in our consolidated financial statements from the acquisition dates. These acquisitions, individually and collectively, are not considered a material business combination and accordingly pro forma information is not provided. The acquisitions were funded by drawing on our existing revolving credit facility and through cash on-hand.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

During the year ended June 30, 2019, we recorded acquisition-related expenses of $6.1 million.

(19)  Restructuring Expenses

During the year ended June 30, 2020, we did not incur material restructuring expenses.

During the year ended June 30, 2019, we incurred restructuring expenses of $9.4 million associated with the reorganization, rationalization and relocation of some of our research and development and SaaS operations including the closure of our German research and development site. We recorded the full amount of $9.4 million during the year ended June 30, 2019, within our operating expenses, which was separately disclosed as restructuring expenses and had $5.4 million remaining in our accruals at year end, which was paid during the year ended June 30, 2020. The restructuring expenses consisted primarily of severance payments to employees and contract exit costs associated with several impacted sites.

During the year ended June 30, 2018, we incurred restructuring expenses within the Sleep and Respiratory Care segment of $18.4 million associated with a global strategic workforce planning review, which resulted in a reduction in headcount across most of our functions and locations and closure of our Paris site. We recorded the full amount of $18.4 million during the year ended June 30, 2018, within our operating expenses which was separately disclosed as restructuring expenses. We had $1.5 million remaining in our employee related costs accrual at June 30, 2018, which was paid during the year ended June 30, 2019. The restructuring expenses consisted primarily of severance payments to employees and the remaining expense relating to legal and consulting services associated with the completion of the employee severances and contract exit costs associated with the Paris site.

(20)  Litigation Settlement Expenses

We did not recognize any material litigation settlement expenses during the years ended June 30, 2020 and 2018.

During the year ended June 30, 2019 we recognized litigation settlement expenses of $41.2 million associated with a tentative agreement with the United States Department of Justice to civilly resolve the investigation of certain marketing practices. We finalized the settlement in December 2019, and announced it in January 2020 on terms that were consistent with our prior reserve. The settlement amount consisted of the payment to the United States and to various states that joined the action, as well as attorneys’ fees and other costs to the private litigants that filed the suits that the Department of Justice pursued. We also entered into a corporate integrity agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services with accompanying oversight of our sales and marketing practices in the United States for five years.

PART II	Item 8

SCHEDULE II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

June 30, 2020, 2019 and 2018

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at End of Period
Year ended June 30, 2020
Applied against asset account
Allowance for doubtful accounts	$25,171	$18,283	$(14,946)	$28,508
Year ended June 30, 2019
Applied against asset account
Allowance for doubtful accounts	$19,258	$12,379	$(6,466)	$25,171
Year ended June 30, 2018
Applied against asset account
Allowance for doubtful accounts	$11,150	$15,189	$(7,081)	$19,258

See accompanying report of independent registered public accounting firm.

PART II	Items 9 – 9B

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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

(i)Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of June 30, 2020.

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

Opinion on Internal Control Over Financial Reporting

We have audited ResMed Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated August 12, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

PART II	Items 9 – 9B

RESMED INC. AND SUBSIDIARIES

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

San Diego, California

August 12, 2020

PART II	Items 9 – 9B

RESMED INC. AND SUBSIDIARIES

ITEM 9B  OTHER INFORMATION

None.

PART III	Items 10 – 14

RESMED INC. AND SUBSIDIARIES

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2020.

We have filed as exhibits to this report for the year ended June 30, 2020, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11  EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2020.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2020.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2020.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2020.

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

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013)
3.2	Sixth Amended and Restated Bylaws of ResMed Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on February 26, 2020)
4.1

Form of certificate evidencing shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995)

4.2	Description of ResMed Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.4*	2006 Grant agreement for Board of Directors. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006 filed on February 8, 2007)
10.5*	2006 Grant agreement for Executive Officers. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Report on Form 10-K for the year ended June 30, 2007, filed on August 28, 2007)
10.6*	2006 Grant agreement for Australian Executive Officers. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Report on Form 10-K for the year ended June 30, 2007, filed on August 28, 2007)
10.7*	Form of Executive Agreement. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on July 13, 2007)
10.8*	Amended and Restated 2006 Incentive Award Plan dated November 20, 2008. (Incorporated by reference to Appendix 1 of the Registrant’s Definitive Proxy Statement filed on October 15, 2008)
10.9	Form of Indemnification Agreements for our directors and officers. (Incorporated by reference to Exhibit 10.1 the Registrant’s Report on Form 8-K filed on June 24, 2009)
10.10	Form of Access Agreement for directors. (Incorporated by reference to Exhibit 10.2 the Registrant’s Report on Form 8-K filed on June 24, 2009)
10.11*	Updated Form of Executive Agreement. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on July 2, 2012)
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
10.26

Note Purchase Agreement, dated July 10, 2019 among ResMed Inc. and the purchasers party to that agreement (including form of 3.24% Series A Senior Note due 2026, form of Series B 3.45% Senior Note due 2029, and form of Subsidiary Guaranty Agreement). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on July 15, 2019)

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
101

The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*       Management contract or compensatory plan or arrangement

ITEM 16  FORM 10-K SUMMARY

None.

PART IV	Signatures

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the authorized persons below.

DATED August 12, 2020

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL J. FARRELL	Chief executive officer and director	August 12, 2020
Michael J. Farrell	(Principal Executive Officer)

/S/ BRETT A. SANDERCOCK	Chief financial officer	August 12, 2020
Brett A. Sandercock	(Principal Financial Officer and Principal Accounting Officer)

/S/ PETER C. FARRELL	Non-executive chairman	August 12, 2020
Peter C. Farrell

/S/ CAROL J. BURT	Director	August 12, 2020
Carol J. Burt

/S/ JAN De WITTE	Director	August 12, 2020
Jan De Witte

/S/ RICHARD SULPIZIO	Director	August 12, 2020
Richard Sulpizio

/S/ RON TAYLOR	Director	August 12, 2020
Ron Taylor

/S/ KAREN DREXLER	Director	August 12, 2020
Karen Drexler

/S/ HARJIT GILL	Director	August 12, 2020
Harjit Gill