Form 10-Q
period 2020-09-30
RESMED INC
filed 2020-10-30
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________

FORM 10-Q

______________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At October 26, 2020, there were 144,915,153 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1. Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ and in thousands, except share and per share data)

	September 30, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$421,414	$463,156
Accounts receivable, net of allowances of $29,869 and $28,508 at September 30, 2020 and June 30, 2020, respectively	464,892	474,643
Inventories (note 3)	478,006	416,915
Prepaid expenses and other current assets	178,297	168,745
Total current assets	1,542,609	1,523,459
Non-current assets:
Property, plant and equipment, net (note 3)	424,819	417,335
Operating lease right-of-use assets	124,473	118,348
Goodwill (note 4)	1,899,743	1,890,324
Other intangible assets, net (note 3)	432,894	448,168
Deferred income taxes	50,788	41,065
Prepaid taxes and other non-current assets	145,518	148,677
Total non-current assets	3,078,235	3,063,917
Total assets	$4,620,844	$4,587,376
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$117,589	$135,786
Accrued expenses	269,859	270,353
Operating lease liabilities, current	21,329	21,263
Deferred revenue	102,035	98,617
Income taxes payable (note 6)	68,053	64,755
Short-term debt, net (note 8)	11,988	11,987
Total current liabilities	590,853	602,761
Non-current liabilities:
Deferred revenue	83,887	87,307
Deferred income taxes	13,007	13,011
Operating lease liabilities, non-current	111,183	101,880
Other long-term liabilities	8,568	8,347
Long-term debt, net (note 8)	1,044,435	1,164,133
Long-term income taxes payable (note 6)	90,051	112,910
Total non-current liabilities	1,351,131	1,487,588
Total liabilities	1,941,984	2,090,349
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 186,744,426 issued and 144,908,192 outstanding at September 30, 2020 and 186,723,407 issued and 144,887,175 outstanding at June 30, 2020	580	580
Additional paid-in capital	1,588,018	1,570,694
Retained earnings	2,953,709	2,832,991
Treasury stock, at cost, 41,836,234 shares at September 30, 2020 and June 30, 2020	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(240,191)	(283,982)
Total stockholders’ equity	2,678,860	2,497,027
Total liabilities and stockholders’ equity	$4,620,844	$4,587,376

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ and in thousands, except per share data)

	Three Months Ended September 30,
	2020	2019
Net revenue - Sleep and Respiratory Care products	$659,801	$594,201
Net revenue - Software as a Service	92,143	86,855
Net revenue	751,944	681,056

Cost of sales - Sleep and Respiratory Care products	268,990	246,416
Cost of sales - Software as a Service	32,314	29,585
Cost of sales (exclusive of amortization shown separately below)	301,304	276,001

Amortization of acquired intangible assets - Sleep and Respiratory Care products	1,955	2,251
Amortization of acquired intangible assets - Software as a Service	10,024	11,185
Amortization of acquired intangible assets	11,979	13,436
Total cost of sales	313,283	289,437
Gross profit	438,661	391,619

Selling, general and administrative	158,989	167,440
Research and development	54,533	48,033
Amortization of acquired intangible assets	8,243	5,044
Total operating expenses	221,765	220,517
Income from operations	216,896	171,102
Other income (loss), net:
Interest income	117	449
Interest expense	(6,842)	(10,992)
Loss attributable to equity method investments (note 5)	(2,288)	(6,863)
Other, net	7,971	(3,109)
Total other income (loss), net	(1,042)	(20,515)
Income before income taxes	215,854	150,587
Income taxes	37,482	30,439
Net income	$178,372	$120,148
Basic earnings per share (note 9)	$1.23	$0.84
Diluted earnings per share (note 9)	$1.22	$0.83
Dividend declared per share	$0.39	$0.39
Basic shares outstanding (000's)	144,900	143,719
Diluted shares outstanding (000's)	146,100	145,099

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ and in thousands)

	Three Months Ended September 30,
	2020	2019
Net income	$178,372	$120,148
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	43,791	(37,576)
Comprehensive income	$222,163	$82,572

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2020	186,723	$580	$1,570,694	(41,836)	$(1,623,256)	$2,832,991	$(283,982)	$2,497,027
Common stock issued on exercise of options	18	-	1,026	-	-	-	-	1,026
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	-	227	-	-	-	-	227
Stock-based compensation costs	-	-	16,071	-	-	-	-	16,071
Other comprehensive income	-	-	-	-	-	-	43,791	43,791
Cumulative effect adjustment from adoption of the credit loss standard, net of tax	-	-	-	-	-	(1,143)	-	(1,143)
Net income	-	-	-	-	-	178,372	-	178,372
Dividends declared	-	-	-	-	-	(56,511)	-	(56,511)
Balance, September 30, 2020	186,744	$580	$1,588,018	(41,836)	$(1,623,256)	$2,953,709	$(240,191)	$2,678,860

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2019	185,491	$575	$1,511,473	(41,836)	$(1,623,256)	$2,436,410	$(253,009)	$2,072,193
Common stock issued on exercise of options	110	-	5,609	-	-	-	-	5,609
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	4	-	(327)	-	-	-	-	(327)
Stock-based compensation costs	-	-	13,256	-	-	-	-	13,256
Other comprehensive income	-	-	-	-	-	-	(37,576)	(37,576)
Net income	-	-	-	-	-	120,148	-	120,148
Dividends declared	-	-	-	-	-	(56,052)	-	(56,052)
Balance, September 30, 2019	185,605	$575	$1,530,011	(41,836)	$(1,623,256)	$2,500,506	$(290,585)	$2,117,251

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ and in thousands)

	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income	$178,372	$120,148
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,466	37,954
Amortization of right-of-use assets	10,422	5,963
Stock-based compensation costs	16,071	13,256
Loss attributable to equity method investments (note 5)	2,288	6,863
(Gain) loss on equity investments (note 5)	(8,476)	2,590
Changes in fair value of business combination contingent consideration	-	(8)
Changes in operating assets and liabilities:
Accounts receivable	16,110	28,286
Inventories	(52,396)	(14,204)
Prepaid expenses, net deferred income taxes and other current assets	3,415	(8,407)
Accounts payable, accrued expenses and other	(61,273)	(30,078)
Net cash provided by operating activities	143,999	162,363
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,501)	(22,671)
Patent registration costs	(5,237)	(2,069)
Purchases of investments (note 5)	(8,196)	(2,741)
Payments on maturity of foreign currency contracts	4,824	(5,743)
Net cash used in investing activities	(22,110)	(33,224)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,026	5,609
Taxes paid related to net share settlement of equity awards	227	(326)
Payments of business combination contingent consideration	-	(302)
Proceeds from borrowings, net of borrowing costs	55,000	565,000
Repayment of borrowings	(175,000)	(614,003)
Dividends paid	(56,511)	(56,052)
Net cash used in financing activities	(175,258)	(100,074)
Effect of exchange rate changes on cash	11,627	(4,039)
Net increase (decrease) in cash and cash equivalents	(41,742)	25,026
Cash and cash equivalents at beginning of period	463,156	147,128
Cash and cash equivalents at end of period	$421,414	$172,154
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$51,370	$30,937
Interest paid	$(6,842)	$(10,992)

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2021.

The condensed consolidated financial statements for the three months ended September 30, 2020 and September 30, 2019 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2020.

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

Disaggregation of revenue

The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended September 30,
	2020	2019
U.S., Canada and Latin America
Devices	$197,393	$186,887
Masks and other	205,760	183,441
Total Sleep and Respiratory Care	$403,153	$370,328
Software as a Service	92,143	86,855
Total	$495,296	$457,183
Combined Europe, Asia and other markets
Devices	$176,026	$151,925
Masks and other	80,622	71,948
Total Sleep and Respiratory Care	$256,648	$223,873
Global revenue
Devices	$373,419	$338,812
Masks and other	286,382	255,389
Total Sleep and Respiratory Care	$659,801	$594,201
Software as a Service	92,143	86,855
Total	$751,944	$681,056

PART I – FINANCIAL INFORMATION	Item 1
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

The following table summarizes our contract balances (in thousands):

	September 30, 2020	June 30, 2020	Balance sheet caption
Contract assets
Accounts receivable, net	$464,892	$474,643	Accounts receivable, net
Unbilled revenue, current	9,586	9,452	Prepaid expenses and other current assets
Unbilled revenue, non-current	6,497	6,957	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(102,035)	(98,617)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(83,887)	(87,307)	Deferred revenue (non-current liabilities)

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

Accounting and practical expedient elections

We have elected to account for shipping and handling activities associated with our Sleep and Respiratory Care segment as a fulfillment cost within cost of sales, and record shipping and handling costs collected from customers in net revenue. We have also elected for all taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, to be excluded from revenue and presented on a net basis. We have elected two practical expedients including the “right to invoice” practical expedient, which is relevant for some of our SaaS contracts as it allows us to recognize revenue in the amount of the invoice when it corresponds directly with the value of performance completed to date. The second practical expedient adopted permits relief from considering a significant financing component when the payment for the good or service is expected to be one year or less.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Lease Revenue

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

The components of lease revenue were as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Sales-type lease revenue	$1,960	$2,258
Operating lease revenue	24,779	21,365
Total lease revenue	$26,739	$23,623

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

(b) Recently adopted accounting pronouncements

ASU No. 2016-13 “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments”

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (Topic 326), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The guidance was adopted effective July 1, 2020 using the modified retrospective approach. We recognized the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings of $1.1 million, net of tax, related to our allowance for credit losses for accounts receivable. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

ASU No. 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance was adopted effective July 1, 2020 and will be applied prospectively. Under the new ASU, capitalized implementation costs are presented as other non-current assets on our consolidated balance sheets and within operating cash flows on our consolidated statements of cash flows. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(2)      Segment Information

We have quantitatively and qualitatively determined that we operate in two operating segments, which are the Sleep and Respiratory Care segment and the SaaS segment.

We evaluate the performance of our segments based on net revenues and income from operations. The accounting policies of the segments are the same as those described in note 2 of our consolidated financial statements included in our Form 10-K for the year ended June 30, 2020. Segment net revenues and segment income from operations do not include inter-segment profits and revenue is allocated to a geographic area based on where the products are shipped to or where the services are performed.

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

The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended September 30,
	2020	2019
Net revenue by segment
Total Sleep and Respiratory Care	$659,801	$594,201

Software as a Service	92,143	88,300
Deferred revenue fair value adjustment (1)	-	(1,445)
Total Software as a Service	92,143	86,855
Total	$751,944	$681,056

Depreciation and amortization by segment
Sleep and Respiratory Care	$13,147	$14,691
Software as a Service	971	978
Amortization of acquired intangible assets and corporate costs	25,348	22,285
Total	$39,466	$37,954

Net operating profit by segment (2)
Sleep and Respiratory Care (2)	$248,181	$198,159
Software as a Service (2)	23,586	23,797
Total	$271,767	$221,956

Reconciling items
Corporate costs	$34,649	$30,929
Amortization of acquired intangible assets	20,222	18,480
Deferred revenue fair value adjustment (1)	-	1,445
Interest expense (income), net	6,725	10,543
Loss attributable to equity method investments	2,288	6,863
Other, net	(7,971)	3,109
Income before income taxes	$215,854	$150,587

(1) The deferred revenue fair value adjustment is a purchase price accounting adjustment related to MatrixCare which was acquired on November 13, 2018.

(2)During the three months ended September 30, 2020, we recorded $2.8 million of impairment for our operating lease right-of-use asset. The impairment related to leases for office space and was recorded within net operating profit. The impairment for the three months ended September 30, 2020 attributable to Sleep and Respiratory Care was $1.6 million and $1.2 million for SaaS.

(3)      Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	September 30, 2020	June 30, 2020
Raw materials	$146,976	$128,096
Work in progress	2,755	2,807
Finished goods	328,275	286,012
Total inventories	$478,006	$416,915

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Property, Plant and Equipment	September 30, 2020	June 30, 2020
Property, plant and equipment, at cost	$1,006,540	$969,166
Accumulated depreciation and amortization	(581,721)	(551,831)
Property, plant and equipment, net	$424,819	$417,335

Other Intangible Assets	September 30, 2020	June 30, 2020
Developed/core product technology	$385,011	$382,806
Accumulated amortization	(211,853)	(197,670)
Developed/core product technology, net	173,158	185,136
Customer relationships	280,398	279,370
Accumulated amortization	(87,842)	(80,922)
Customer relationships, net	192,556	198,448
Other intangibles	188,671	177,091
Accumulated amortization	(121,491)	(112,507)
Other intangibles, net	67,180	64,584
Total other intangibles, net	$432,894	$448,168

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.

(4)      Goodwill

A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Three Months Ended September 30, 2020
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$614,448	$1,275,876	$1,890,324
Foreign currency translation adjustments	9,419	-	9,419
Balance at the end of the period	$623,867	$1,275,876	$1,899,743

(5)      Investments

We have a number of equity investments in privately held companies that are unconsolidated entities. The following discusses our investments in marketable equity securities, non-marketable equity securities, gains and losses on marketable and non-marketable equity securities, as well as our equity securities accounted for under the equity method.

Our marketable equity securities are publicly traded stocks measured at fair value and classified within Level 1 in the fair value hierarchy because we use quoted prices for identical assets in active markets. Marketable equity securities are recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are recorded in prepaid taxes and other non-current assets on the condensed consolidated balance sheets. Non-marketable equity securities are reported at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We estimate the fair value of our non-marketable equity investments using Level 3 inputs to assess whether impairment losses shall be recorded. All gains and losses on marketable and non-marketable equity securities, realized and unrealized, are recognized in other, net on the condensed consolidated statements of income.

Equity investments whereby we have significant influence but not control over the investee, and are not the primary beneficiary of the investee’s activities, are accounted for under the equity method. Under this method, we record our share of gains or losses attributable to equity method investments as a component of other, net on the condensed consolidated statements of income.

Equity investments by measurement category were as follows (in thousands):

Measurement category	September 30, 2020	June 30, 2020
Fair value	$19,045	$-
Measurement alternative	21,410	30,033
Equity method	18,071	14,109
Total	$58,526	$44,142

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the changes in all of our non-marketable equity investments (in thousands):

	Three Months Ended September 30,
Non-marketable securities	2020	2019
Balance at the beginning of the period	$30,033	$30,436
Investments	1,946	2,741
Impairment of investments	-	(2,590)
Reclassification to marketable securities (1)	(10,569)	-
Carrying value of non-marketable securities	$21,410	$30,587

(1)In September 2020, one of our investments, which was previously accounted for under the measurement alternative, completed its initial public offering which resulted in a change of accounting methodology to fair value and the recognition of an unrealized gain of $8.5 million for the three months ended September 30, 2020.

Net unrealized gains recognized in the three months ended September 30, 2020 for equity investments held as of September 30, 2020 were $8.5 million, which related to gains on publicly traded marketable equity securities. Net unrealized losses recognized in the three months ended September 30, 2019 for equity investments held as of September 30, 2019 were $2.6 million, which related to impairments of privately held non-marketable securities.

The following table shows a reconciliation of the changes in our equity securities accounted for under the equity method (in thousands):

	Three Months Ended September 30,
Equity method investments	2020	2019
Balance at the beginning of the period	$14,109	$21,667
Investments	6,250	-
Loss attributable to equity method investments	(2,288)	(6,863)
Carrying value of equity method investments	$18,071	$14,804

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

We are under audit by the ATO in three different cycles: tax years 2009 to 2013, tax years 2014 to 2017 and tax year 2018. We received Notices of Amended Assessments from the ATO for the tax years 2009 to 2013. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed, or $75.9 million. As of September 30, 2020, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid in April 2018 as we ultimately expect this will be refunded by the ATO. We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, we will not receive a refund of the amount paid in April 2018 and we would be required to pay the remaining additional income tax, accrued interest and penalties, which would be recorded as income tax expense.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(7)      Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Balance at the beginning of the period	$21,132	$19,625
Warranty accruals for the period	5,347	2,901
Warranty costs incurred for the period	(3,428)	(2,792)
Foreign currency translation adjustments	640	(572)
Balance at the end of the period	$23,691	$19,162

(8)      Debt

Debt consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Short-term debt	$12,000	$12,000
Deferred borrowing costs	(12)	(13)
Short-term debt, net	11,988	11,987
	-
Long-term debt	$1,048,000	$1,168,000
Deferred borrowing costs	(3,565)	(3,867)
Long-term debt, net	$1,044,435	$1,164,133
Total debt	$1,056,423	$1,176,120

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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At September 30, 2020, the interest rate that was being charged on the outstanding principal amounts was 1.1%. An applicable commitment

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of September 30, 2020, we had $1.2 billion available for draw down under the revolving credit facility.

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as LIBOR plus the spreads described above, its carrying amount is equivalent to its fair value as at September 30, 2020 and June 30, 2020, which was $560.0 million and $680.0 million, respectively. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

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

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of September 30, 2020, the Senior Notes have a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $548.5 million. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

At September 30, 2020, we were in compliance with our debt covenants and there was $1,060.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.

(9)      Earnings Per Share

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 109,475 and 693 for the three months ended September 30, 2020 and September 30, 2019, respectively, as the effect would have been anti-dilutive.

Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2020	2019
Numerator:
Net income	$178,372	$120,148
Denominator:
Basic weighted-average common shares outstanding	144,900	143,719
Effect of dilutive securities:
Stock options and restricted stock units	1,200	1,380
Diluted weighted average shares	146,100	145,099
Basic earnings per share	$1.23	$0.84
Diluted earnings per share	$1.22	$0.83

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(10)      Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business.  While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Taxation Matters

As described in note 6 – Income Taxes, we are under audit by the ATO in three different cycles: tax years 2009 to 2013, tax years 2014 to 2017 and tax year 2018. We received Notices of Amended Assessments from the ATO for the tax years 2009 to 2013. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed, or $75.9 million. As of September 30, 2020, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid in April 2018 as we ultimately expect this will be refunded by the ATO. We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, we will not receive a refund of the amount paid in April 2018 and we would be required to pay the remaining additional income tax, accrued interest and penalties, which would be recorded as income tax expense.

Contingent Obligations Under Recourse Provisions

We use independent financing institutions to offer some of our customers financing for the purchase of some of our products. Under these arrangements, if the customer qualifies under the financing institutions’ credit criteria and finances the transaction, the customers repay the financing institution on a fixed payment plan. For some of these arrangements, the customer’s receivable balance is with limited recourse whereby we are responsible for repaying the financing company should the customer default. We record a contingent provision, which is estimated based on historical default rates. This is applied to receivables sold with recourse and is recorded in accrued expenses.

During the three months ended September 30, 2020 and September 30, 2019, receivables sold with limited recourse were $30.6 million and $33.7 million, respectively. As of September 30, 2020, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $24.5 million and $7.3 million, respectively. As of June 30, 2020, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $22.8 million and $6.6 million, respectively.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding expectations of future revenue or earnings, expenses, new product development, new product launches, new markets for our products, litigation, and tax outlook. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2020 and elsewhere in this report.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended June 30, 2020, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”), including our subsequent reports on Forms 10-Q and 8-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three months ended September 30, 2020. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.

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

We are committed to ongoing investment in research and development and product enhancements. During the three months ended September 30, 2020, we invested $54.5 million on research and development activities, which represents 7.3% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.

We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).

During the three months ended September 30, 2020, our net revenue increased by 10% compared to the three months ended September 30, 2019. Gross margin was 58.3% for the three months ended September 30, 2020 compared to 57.5% for the three months ended September 30, 2019. Diluted earnings per share for the three months ended September 30, 2020 was $1.22 per share, compared to $0.83 per share for the three months ended September 30, 2019.

At September 30, 2020, our cash and cash equivalents totaled $421.4 million, our total assets were $4.6 billion and our stockholders’ equity was $2.7 billion.

In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented. In order to calculate our constant currency information, we translate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. However, constant currency measures should not be considered in isolation or as an alternative to U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with accounting principles generally accepted in the United States ("GAAP").

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

As anticipated, we observed lower demand for our sleep devices during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, and we continue to expect COVID-19 will lead to a temporary decrease in demand for these products from new patients for some or all of the remainder of our fiscal year 2021. Specifically, diagnostic pathways for sleep apnea treatment, including HME suppliers and sleep clinics, have been impacted and, in some instances, been required, or in the future may be required, to temporarily close due to governments’ “shelter-in-place” orders, quarantines or similar orders or restrictions enacted to control the spread of COVID-19. In some countries, new patients are prescribed sleep apnea treatment through hospitals that are directing their resources to critical care, including COVID-19 treatment. The impact on these diagnostic and prescription pathways has likely resulted in a decrease in demand from new patients for our products designed to treat sleep apnea. Given the ongoing uncertainty regarding the duration and extent of the COVID-19 pandemic and measures taken to control the spread of COVID-19, we are uncertain as to the duration and extent of decreased demand for our sleep devices. However, due to the nature of the installed base of existing patients using our devices, we expect the demand for re-supply of our masks to be less impacted compared to devices.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Net Revenue

Net revenue for the three months ended September 30, 2020 increased to $751.9 million from $681.1 million for the three months ended September 30, 2019, an increase of $70.9 million or 10% (a 9% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the three months ended September 30, 2020 compared to September 30, 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$197,393	$186,887	6%
Masks and other	205,760	183,441	12
Total Sleep and Respiratory Care	$403,153	$370,328	9
Software as a Service	92,143	86,855	6
Total	$495,296	$457,183	8
Combined Europe, Asia and other markets
Devices	$176,026	$151,925	16%	11%
Masks and other	80,622	71,948	12	8
Total Sleep and Respiratory Care	$256,648	$223,873	15	10
Global revenue
Devices	$373,419	$338,812	10%	8%
Masks and other	286,382	255,389	12	11
Total Sleep and Respiratory Care	$659,801	$594,201	11	9
Software as a Service	92,143	86,855	6	6
Total	$751,944	$681,056	10	9

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue from our Sleep and Respiratory Care business for the three months ended September 30, 2020 was $659.8 million, an increase of 11% compared to net revenue for the three months ended September 30, 2019. Movements in international currencies against the U.S. dollar positively impacted net revenues by approximately $9.4 million for the three months ended September 30, 2020. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended September 30, 2020 increased 9% compared to the three months ended September 30, 2019. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks, including as a result of increased demand for our ventilators due to COVID-19.

Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the three months ended September 30, 2020 increased to $403.2 million from $370.3 million for the three months ended September 30, 2019, an increase of $32.8 million or 9%. The increase was primarily due to an increase in unit sales of our devices and masks, including as a result of increased demand for our ventilators due to COVID-19.

Net revenue in combined Europe, Asia and other markets increased for the three months ended September 30, 2020 to $256.6 million from $223.9 million for the three months ended September 30, 2019, an increase of $32.7 million or 15% (a 10% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices and masks, including as a result of increased demand for our ventilators due to COVID-19.

Net revenue from devices for the three months ended September 30, 2020 increased to $373.4 million from $338.8 million for the three months ended September 30, 2019, an increase of $34.6 million or 10%, including an increase of 6% in the United States, Canada and Latin America and an increase of 16% in combined Europe, Asia and other markets (an 11% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended September 30, 2020 increased by 8%.

Net revenue from masks and other for the three months ended September 30, 2020 increased to $286.4 million from $255.4 million for the three months ended September 30, 2019, an increase of $31.0 million or 12%, including an increase of 12% in the United States, Canada and Latin America and an increase of 12% in combined Europe, Asia and other markets (an 8% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 11%, compared to the three months ended September 30, 2019.

Software as a Service

Net revenue from our SaaS business for the three months ended September 30, 2020 was $92.1 million, an increase of 6% compared to the three months ended September 30, 2019. The increase was predominantly due to continued growth in resupply service offerings and stabilizing patient flow in out-of-hospital care settings.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit and Gross Margin

Gross profit increased for the three months ended September 30, 2020 to $438.7 million from $391.6 million for the three months ended September 30, 2019, an increase of $47.0 million or 12%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended September 30, 2020 was 58.3% compared to 57.5% for the three months ended September 30, 2019.

The increase in gross margin for the three months ended September 30, 2020 compared to three months ended September 30, 2019 was due primarily to favorable product mix and foreign currency movements, which were partially offset by an increase in procurement and logistics related costs as a result of the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the three months ended September 30, 2020 to $159.0 million from $167.4 million for the three months ended September 30, 2019, a decrease of $8.5 million or 5%. Selling, general and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $2.7 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended September 30, 2020 decreased by 7% compared to the three months ended September 30, 2019. As a percentage of net revenue, selling, general and administrative expenses were 21.1% for the three months ended September 30, 2020, compared to 24.6% for the three months ended September 30, 2019.

The constant currency decrease in selling, general and administrative expenses was primarily due to decreases in travel, marketing and bad debt expenses, partially offset by a $2.8 million impairment charge related to our right-of-use asset during the three months ended September 30, 2020.

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2020 to $54.5 million from $48.0 million for the three months ended September 30, 2019, an increase of $6.5 million, or 14%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $0.9 million for the three months ended September 30, 2020, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 12% compared to the three months ended September 30, 2019. As a percentage of net revenue, research and development expenses were 7.3% for the three months ended September 30, 2020, compared to 7.1% for the three months ended September 30, 2019.

The increase in research and development expenses in constant currency terms was primarily due to an increase in the number of research and development personnel to facilitate development of new products and solutions.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2020 totaled $8.2 million compared to $5.0 million for the three months ended September 30, 2019.

Total Other Income (Loss), Net

Total other income (loss), net for the three months ended September 30, 2020 was a loss of $1.0 million compared to a loss of $20.5 million for the three months ended September 30, 2019. The decrease was partially due to a decrease in interest expense to $6.8 million for the three months ended September 30, 2020 compared to $11.0 million for the three months ended September 30, 2019. Additionally, one of our investments, which was previously accounted for under the measurement alternative, completed its initial public offering which resulted in a change of accounting methodology to fair value and the recognition of an unrealized gain of $8.5 million for the three months ended September 30, 2020. We also recorded losses attributable to equity method investments for the three months ended September 30, 2020 of $2.3 million compared to $6.9 million for the three months ended September 30, 2019. The losses attributable to equity method investments relate to our joint venture with Verily, which is accounted for using the equity method, whereby we recognize our share of the joint venture’s losses.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

Our effective income tax rate for the three months ended September 30, 2020 was 17.4% respectively, as compared to 20.2% for the three months ended September 30, 2019. The decrease in our effective income tax rate was primarily related to changes in the geographic mix of our earnings. Our Singapore operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. As a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable during the year ended June 30, 2018. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax, if repatriated.

Finally, we are under audit by the Australian Tax Office (the “ATO”) in three different cycles: tax years 2009 to 2013, tax years 2014 to 2017 and tax year 2018. We received Notices of Amended Assessments from the ATO for the tax years 2009 to 2013. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed, or $75.9 million. As of September 30, 2020, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid in April 2018 as we ultimately expect this will be refunded by the ATO. We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, we will not receive a refund of the amount paid in April 2018 and we would be required to pay the remaining additional income tax, accrued interest and penalties, which would be recorded as income tax expense.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended September 30, 2020 was $178.4 million compared to net income of $120.1 million for the three months ended September 30, 2019, an increase of 48% over the three months ended September 30, 2019.

Our diluted earnings per share for the three months ended September 30, 2020 were $1.22 per diluted share compared to $0.83 for the three months ended September 30, 2019, an increase of 47%.

Summary of Non-GAAP Financial Measures

In addition to financial information prepared in accordance with GAAP, our management uses certain non-GAAP financial measures, such as non-GAAP revenue, non-GAAP cost of sales, non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP net income, and non-GAAP diluted earnings per share, in evaluating the performance of our business. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide investors better insight when evaluating our performance from core operations and can provide more consistent financial reporting across periods. For these reasons, we use non-GAAP information internally in planning, forecasting, and evaluating the results of operations in the current period and in comparing it to past periods. Generally, our non-GAAP financial measures include adjustments for items such as amortization of acquired intangible assets, fair value adjustments recognized on publicly traded marketable equity securities, and certain acquisition related fair value adjustments. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The measure “non-GAAP revenue” is equal to GAAP net revenue once adjusted for deferred revenue fair value adjustments applied in the purchase accounting for previous business combinations. The measure “non-GAAP cost of sales” is equal to GAAP cost of sales less amortization of acquired intangible assets relating to cost of sales. The measure “non-GAAP gross profit” is the difference between non-GAAP revenue and non-GAAP cost of sales, and “non-GAAP gross margin” is the ratio of non-GAAP gross profit to non-GAAP revenue. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended
	September 30, 2020	September 30, 2019
GAAP Net revenue	$751,944	$681,056
Add back: Deferred revenue fair value adjustment	-	1,445
Non-GAAP revenue	$751,944	$682,501

GAAP Cost of sales	$313,283	$289,437
Less: Amortization of acquired intangibles	(11,979)	(13,436)
Non-GAAP cost of sales	$301,304	$276,001

GAAP gross profit	$438,661	$391,619
GAAP gross margin	58.3%	57.5%
Non-GAAP gross profit	$450,640	$406,500
Non-GAAP gross margin	59.9%	59.6%

The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles and deferred revenue fair value adjustments applied in the purchase accounting for previous business combinations. Non-GAAP income from operations reconciled with GAAP income from operations below (in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019
GAAP income from operations	$216,896	$171,102
Amortization of acquired intangibles - cost of sales	11,979	13,436
Amortization of acquired intangibles - operating expenses	8,243	5,044
Deferred revenue fair value adjustment	-	1,445
Non-GAAP income from operations	$237,118	$191,027

The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles (net of tax), deferred revenue fair value adjustments applied in the purchase accounting for previous business combinations (net of tax) and fair value adjustments recognized on publicly traded marketable equity securities. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended
	September 30, 2020	September 30, 2019
GAAP net income	$178,372	$120,148
Amortization of acquired intangibles - cost of sales, net of tax	9,169	10,267
Amortization of acquired intangibles - operating expenses, net of tax	6,309	3,855
Deferred revenue fair value adjustment, net of tax	-	1,107
Fair value adjustment of investment	(8,476)	-
Non-GAAP net income	$185,374	$135,377
Diluted shares outstanding	146,100	145,099
GAAP diluted earnings per share	$1.22	$0.83
Non-GAAP diluted earnings per share	$1.27	$0.93

Liquidity and Capital Resources

As of September 30, 2020 and June 30, 2020, we had cash and cash equivalents of $421.4 million and $463.2 million, respectively. Working capital was $932.7 million and $920.7 million at September 30, 2020 and June 30, 2020, respectively. As of September 30, 2020, we had $1.1 billion of borrowings compared to $1.2 billion of borrowings at June 30, 2020. As of September 30, 2020, we had $1.2 billion available for draw down under the revolver credit facility and a combined total of $1.6 billion in cash and available liquidity under the revolving credit facility.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2020 and June 30, 2020, our cash and cash equivalent balances held within the United States amounted to $204.9 million and $158.8 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2020 and June 30, 2020, were $216.5 million and $304.4 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

During the year ended June 30, 2018, as a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million which was payable over the proceeding eight years. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated.

Inventories at September 30, 2020 were $478.0 million, an increase of $61.1 million or 15% from the June 30, 2020 balance of $416.9 million. The increase in inventories was required to support our revenue growth and respond to additional complexity and elongation of our supply chain resulting from ongoing COVID-19 impacts.

Accounts receivable at September 30, 2020 were $464.9 million, a decrease of $9.8 million or 2% compared to the June 30, 2020, balance of $474.6 million. Accounts receivable days outstanding of 57 days at September 30, 2020, were lower the days outstanding of 65 days at June 30, 2020. Our allowance for doubtful accounts as a percentage of total accounts receivable at September 30, 2020, was 6.0%, compared to 5.7% at June 30, 2020.

As of September 30, 2020, we have recognized a right-of-use asset (“ROU”) of $124.5 million and a lease liability of $132.5 million on the balance sheet for all operating leases, other than those that meet the definition of a short-term lease.

During the three months ended September 30, 2020, we generated cash of $144.0 million from operations compared to $162.4 million for the three months ended September 30, 2019. The decrease in cash generated from operations during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 was primarily due to the increase in working capital driven by higher inventory levels and the timing of income tax payments, partially offset by the increase in operating profit. Movements in foreign currency exchange rates during the three months ended September 30, 2020, had the effect of increasing our cash and cash equivalents by $11.6 million, as reported in U.S. dollars.

We have temporarily suspended our share repurchase program due to acquisitions, and more recently, as a response to the COVID-19 pandemic. Accordingly, we did not repurchase any shares during the three months ended September 30, 2020 and 2019. In addition, during the three months ended September 30, 2020 and 2019, we paid dividends to holders of our common stock totaling $56.5 million and $56.1 million, respectively.

Capital expenditures for the three months ended September 30, 2020 and 2019, amounted to $13.5 million and $22.7 million, respectively. The capital expenditures for the three months ended September 30, 2020, primarily reflected investment in production tooling, leasehold improvements, equipment and machinery, and computer hardware and software. At September 30, 2020, our balance sheet reflects net property, plant and equipment of $424.8 million compared to $417.3 million at June 30, 2020.

Contractual Obligations

Details of contractual obligations at September 30, 2020, are as follows (in thousands):

		Payments Due by September 30,
	Total	2021	2022	2023	2024	2025	Thereafter
Debt	$1,060,000	$12,000	$12,000	$536,000	$-	$-	$500,000
Interest on debt	142,449	24,084	24,084	21,018	16,725	16,725	39,813
Operating leases	132,138	26,872	19,926	16,689	13,236	10,439	44,976
Purchase obligations	342,633	340,535	1,555	543	-	-	-
Total	$1,677,220	$403,491	$57,565	$574,250	$29,961	$27,164	$584,789

Details of other commercial commitments at September 30, 2020, are as follows (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2021	2022	2023	2024	2025	Thereafter
Standby letter of credit	$16,680	$3,741	$520	$-	$-	$-	$12,419
Guarantees*	3,548	194	59	66	77	52	3,100
Total	$20,228	$3,935	$579	$66	$77	$52	$15,519

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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). On September 30, 2020, the interest rate that was being charged on the outstanding principal amounts was 1.1%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of September 30, 2020, we had $1.2 billion available for draw down under the revolving credit facility.

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

On September 30, 2020, we were in compliance with our debt covenants and there was a total of $1,060.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Common Stock

Since the inception of our share repurchase programs and through September 30, 2020, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions, and more recently, as a response to the COVID-19 pandemic. Accordingly, we did not repurchase any shares during the three months ended September 30, 2020 and 2019. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

or discontinued at any time at the discretion of our board of directors. At September 30, 2020, 12.9 million additional shares can be repurchased under the approved share repurchase program.

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

For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended June 30, 2020.

Recently Issued Accounting Pronouncements

See note 1 to the unaudited condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2020, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of September 30, 2020 (in thousands):

	U.S.		Great Britain	Canadian	Chinese
	Dollar	Euro	Pound	Dollar	Yuan
	(USD)	(EUR)	(GBP)	(CAD)	(CNY)
AUD Functional:
Assets	372,473	138,662	-	-	19,207
Liability	(301,118)	(123,848)	(373)	-	(594)
Foreign Currency Hedges	(60,000)	(17,586)	-	-	(23,562)
Net Total	11,355	(2,772)	(373)	-	(4,949)
USD Functional:
Assets	-	-	-	18,213	-
Liability	-	-	-	(1,417)	-
Foreign Currency Hedges	-	-	-	(15,011)	-
Net Total	-	-	-	1,785	-
SGD Functional:
Assets	620,748	123,614	-	-	13
Liability	(168,783)	(55,385)	(2)	-	-
Foreign Currency Hedges	(435,000)	(64,481)	-	-	-
Net Total	16,965	3,748	(2)	-	13

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at September 30, 2020. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	September 30, 2020	June 30, 2020
AUD/USD
Contract amount	60,000	-	60,000	(221)	-
Ave. contractual exchange rate	AUD 1 = USD 0.7188		AUD 1 = USD 0.7188
AUD/Euro
Contract amount	64,481	23,448	87,929	475	886
Ave. contractual exchange rate	AUD 1 = Euro 0.6198	AUD 1 = Euro 0.6400	AUD 1 = Euro 0.6251
SGD/Euro
Contract amount	99,652	-	99,652	745	126
Ave. contractual exchange rate	SGD 1 = Euro 0.6226	-	SGD 1 = Euro 0.6226
SGD/USD
Contract amount	435,000	-	435,000	550	(183)
Ave. contractual exchange rate	SGD 1 = USD 0.7316		SGD 1 = USD 0.7316
AUD/CNY
Contract amount	23,562	-	23,562	(241)	(161)
Ave. contractual exchange rate	AUD 1 = CNY 4.9450		AUD 1 = CNY 4.9450
USD/CAD
Contract amount	15,011	-	15,011	(407)	(83)
Ave. contractual exchange rate	USD 1 = CAD 1.3695		USD 1 = CAD 1.3695

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2020, we held cash and cash equivalents of $421.4 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At September 30, 2020, there was $560.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2020, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 1      Legal Proceedings

We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. We investigate these matters as they arise, and accrue estimates for resolution of legal and other contingencies in accordance with Accounting Standard Codification Topic 450, “Contingencies”. See note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Litigation is inherently uncertain. Accordingly, we cannot predict with certainty the outcome of these matters. But we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.

Item 1A      Risk Factors

The discussion of our business and operations should be read together with the risk factors and contained in our annual report on Form 10-K for the fiscal year ended June 30, 2020, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of September 30, 2020, there have been no further material changes to such risk factors.

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

We temporarily suspended our share repurchase program due to recent acquisitions, and more recently, as a response to the COVID-19 pandemic. As a result, we did not repurchase any shares during the three months ended September 30, 2020. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. At September 30, 2020, 12.9 million additional shares can be repurchased under the approved share repurchase program.

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
101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on October 29, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

October 29, 2020

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)