Form 10-Q
period 2020-12-31
RESMED INC
filed 2021-01-29
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________

FORM 10-Q

______________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At January 25, 2021, there were 145,509,084 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1. Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ and in thousands, except share and per share data)

	December 31, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$255,865	$463,156
Accounts receivable, net of allowances of $33,593 and $28,508 at December 31, 2020 and June 30, 2020, respectively	509,364	474,643
Inventories (note 3)	474,821	416,915
Prepaid expenses and other current assets	211,435	168,745
Total current assets	1,451,485	1,523,459
Non-current assets:
Property, plant and equipment, net (note 3)	459,472	417,335
Operating lease right-of-use assets	131,291	118,348
Goodwill (note 4)	1,910,492	1,890,324
Other intangible assets, net (note 3)	412,998	448,168
Deferred income taxes	49,628	41,065
Prepaid taxes and other non-current assets	157,490	148,677
Total non-current assets	3,121,371	3,063,917
Total assets	$4,572,856	$4,587,376
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$122,166	$135,786
Accrued expenses	280,332	270,353
Operating lease liabilities, current	22,445	21,263
Deferred revenue	105,238	98,617
Income taxes payable (note 6)	35,166	64,755
Short-term debt, net (note 8)	11,988	11,987
Total current liabilities	577,335	602,761
Non-current liabilities:
Deferred revenue	86,899	87,307
Deferred income taxes	12,733	13,011
Operating lease liabilities, non-current	117,641	101,880
Other long-term liabilities	9,481	8,347
Long-term debt, net (note 8)	813,732	1,164,133
Long-term income taxes payable (note 6)	90,051	112,910
Total non-current liabilities	1,130,537	1,487,588
Total liabilities	1,707,872	2,090,349
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 187,340,332 issued and 145,504,098 outstanding at December 31, 2020 and 186,723,407 issued and 144,887,175 outstanding at June 30, 2020	582	580
Additional paid-in capital	1,574,240	1,570,694
Retained earnings	3,076,569	2,832,991
Treasury stock, at cost, 41,836,234 shares at December 31, 2020 and June 30, 2020	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(163,151)	(283,982)
Total stockholders’ equity	2,864,984	2,497,027
Total liabilities and stockholders’ equity	$4,572,856	$4,587,376

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In US$ and in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net revenue - Sleep and Respiratory Care products	$708,178	$649,451	$1,367,979	$1,243,617
Net revenue - Software as a Service	91,833	86,706	183,976	173,596
Net revenue	800,011	736,157	1,551,955	1,417,213

Cost of sales - Sleep and Respiratory Care products	293,862	267,377	562,852	513,793
Cost of sales - Software as a Service	32,502	29,598	64,816	59,183
Cost of sales (exclusive of amortization shown separately below)	326,364	296,975	627,668	572,976

Amortization of acquired intangible assets - Sleep and Respiratory Care products	1,140	2,205	3,095	4,456
Amortization of acquired intangible assets - Software as a Service	10,024	9,847	20,048	21,032
Amortization of acquired intangible assets	11,164	12,052	23,143	25,488
Total cost of sales	337,528	309,027	650,811	598,464
Gross profit	462,483	427,130	901,144	818,749

Selling, general and administrative	169,470	171,422	328,459	338,862
Research and development	54,935	49,943	109,468	97,976
Amortization of acquired intangible assets	7,689	8,556	15,932	13,599
Restructuring expenses (note 11)	8,673	-	8,673	-
Litigation settlement expenses	-	(600)	-	(600)
Total operating expenses	240,767	229,321	462,532	449,837
Income from operations	221,716	197,809	438,612	368,912
Other income (loss), net:
Interest income	132	202	249	650
Interest expense	(5,924)	(10,220)	(12,766)	(21,212)
Loss attributable to equity method investments (note 5)	(2,640)	(6,924)	(4,928)	(13,786)
Other, net	(2,692)	(2,115)	5,279	(5,225)
Total other income (loss), net	(11,124)	(19,057)	(12,166)	(39,573)
Income before income taxes	210,592	178,752	426,446	329,339
Income taxes	31,078	18,198	68,560	48,637
Net income	$179,514	$160,554	$357,886	$280,702
Basic earnings per share (note 9)	$1.24	$1.11	$2.47	$1.95
Diluted earnings per share (note 9)	$1.23	$1.10	$2.45	$1.93
Dividend declared per share	$0.39	$0.39	$0.78	$0.78
Basic shares outstanding (000's)	145,246	144,212	145,053	143,966
Diluted shares outstanding (000's)	146,421	145,575	146,350	145,479

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ and in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income	$179,514	$160,554	$357,886	$280,702
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	77,040	44,467	120,831	6,891
Comprehensive income	$256,554	$205,021	$478,717	$287,593

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2020	186,723	$580	$1,570,694	(41,836)	$(1,623,256)	$2,832,991	$(283,982)	$2,497,027
Common stock issued on exercise of options	18	-	1,026	-	-	-	-	1,026
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	-	227	-	-	-	-	227
Stock-based compensation costs	-	-	16,071	-	-	-	-	16,071
Other comprehensive income	-	-	-	-	-	-	43,791	43,791
Cumulative effect adjustment from adoption of the credit loss standard, net of tax	-	-	-	-	-	(1,143)	-	(1,143)
Net income	-	-	-	-	-	178,372	-	178,372
Dividends declared	-	-	-	-	-	(56,511)	-	(56,511)
Balance, September 30, 2020	186,744	$580	$1,588,018	(41,836)	$(1,623,256)	$2,953,709	$(240,191)	$2,678,860
Common stock issued on exercise of options	29	-	1,857	-	-	-	-	1,857
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	451	2	(46,734)	-	-	-	-	(46,732)
Common stock issued on employee stock purchase plan	116	-	15,729	-	-	-	-	15,729
Stock-based compensation costs	-	-	15,370	-	-	-	-	15,370
Other comprehensive income	-	-	-	-	-	-	77,040	77,040
Net income	-	-	-	-	-	179,514	-	179,514
Dividends declared	-	-	-	-	-	(56,654)	-	(56,654)
Balance, December 31, 2020	187,340	$582	$1,574,240	(41,836)	$(1,623,256)	$3,076,569	$(163,151)	$2,864,984

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2019	185,491	$575	$1,511,473	(41,836)	$(1,623,256)	$2,436,410	$(253,009)	$2,072,193
Common stock issued on exercise of options	110	-	5,609	-	-	-	-	5,609
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	4	-	(327)	-	-	-	-	(327)
Stock-based compensation costs	-	-	13,256	-	-	-	-	13,256
Other comprehensive income	-	-	-	-	-	-	(37,576)	(37,576)
Net income	-	-	-	-	-	120,148	-	120,148
Dividends declared	-	-	-	-	-	(56,052)	-	(56,052)
Balance, September 30, 2019	185,605	$575	$1,530,011	(41,836)	$(1,623,256)	$2,500,506	$(290,585)	$2,117,251
Common stock issued on exercise of options	117	-	6,498	-	-	-	-	6,498
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	576	3	(40,764)	-	-	-	-	(40,761)
Common stock issued on employee stock purchase plan	137	-	12,190	-	-	-	-	12,190
Stock-based compensation costs	-	-	14,057	-	-	-	-	14,057
Other comprehensive income	-	-	-	-	-	-	44,467	44,467
Net income	-	-	-	-	-	160,554	-	160,554
Dividends declared	-	-	-	-	-	(56,150)	-	(56,150)
Balance, December 31, 2019	186,435	$578	$1,521,992	(41,836)	$(1,623,256)	$2,604,910	$(246,118)	$2,258,106

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ and in thousands)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$357,886	$280,702
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,046	77,077
Amortization of right-of-use assets	17,911	12,323
Stock-based compensation costs	31,441	27,309
Loss attributable to equity method investments (note 5)	4,928	13,786
(Gain) loss on equity investments (note 5)	(4,776)	5,419
Restructuring expenses (note 11)	8,673	-
Changes in fair value of business combination contingent consideration	500	(7)
Changes in operating assets and liabilities:
Accounts receivable	(19,259)	(275)
Inventories	(34,212)	(28,294)
Prepaid expenses, net deferred income taxes and other current assets	(29,875)	(66,818)
Accounts payable, accrued expenses and other	(99,348)	(88,927)
Net cash provided by operating activities	313,915	232,295
Cash flows from investing activities:
Purchases of property, plant and equipment	(48,443)	(47,771)
Patent registration costs	(8,367)	(4,871)
Business acquisitions, net of cash acquired	(437)	(3,423)
Purchases of investments (note 5)	(14,446)	(21,841)
Proceeds on maturity of foreign currency contracts	19,922	1,064
Net cash used in investing activities	(51,771)	(76,842)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	18,614	24,297
Taxes paid related to net share settlement of equity awards	(46,507)	(41,091)
Payments of business combination contingent consideration	-	(302)
Proceeds from borrowings, net of borrowing costs	55,000	730,000
Repayment of borrowings	(406,000)	(700,012)
Dividends paid	(113,165)	(112,202)
Net cash used in financing activities	(492,058)	(99,310)
Effect of exchange rate changes on cash	22,623	824
Net increase (decrease) in cash and cash equivalents	(207,291)	56,967
Cash and cash equivalents at beginning of period	463,156	147,128
Cash and cash equivalents at end of period	$255,865	$204,095
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$138,247	$141,948
Interest paid	$12,766	$21,212

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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

The condensed consolidated financial statements for the three and six months ended December 31, 2020 and December 31, 2019 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2020.

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

Disaggregation of revenue

The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
U.S., Canada and Latin America
Devices	$204,997	$203,522	$402,390	$390,409
Masks and other	221,764	204,444	427,524	387,805
Total Sleep and Respiratory Care	$426,761	$407,966	$829,914	$778,214
Software as a Service	91,833	86,706	183,976	173,596
Total	$518,594	$494,672	$1,013,890	$951,810
Combined Europe, Asia and other markets
Devices	$187,992	$162,311	$364,018	$314,236
Masks and other	93,425	79,174	174,047	151,167
Total Sleep and Respiratory Care	$281,417	$241,485	$538,065	$465,403
Global revenue
Devices	$392,989	$365,833	$766,408	$704,645
Masks and other	315,189	283,618	601,571	538,972
Total Sleep and Respiratory Care	$708,178	$649,451	$1,367,979	$1,243,617
Software as a Service	91,833	86,706	183,976	173,596
Total	$800,011	$736,157	$1,551,955	$1,417,213

PART I – FINANCIAL INFORMATION	Item 1
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

The following table summarizes our contract balances (in thousands):

	December 31, 2020	June 30, 2020	Balance sheet caption
Contract assets
Accounts receivable, net	$509,364	$474,643	Accounts receivable, net
Unbilled revenue, current	9,453	9,452	Prepaid expenses and other current assets
Unbilled revenue, non-current	5,885	6,957	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(105,238)	(98,617)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(86,899)	(87,307)	Deferred revenue (non-current liabilities)

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

The components of lease revenue were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Sales-type lease revenue	$1,863	$3,068	$3,823	$5,326
Operating lease revenue	25,026	21,317	49,805	42,952
Total lease revenue	$26,889	$24,385	$53,628	$48,278

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

The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net revenue by segment
Total Sleep and Respiratory Care	$708,178	$649,451	$1,367,979	$1,243,617

Software as a Service	91,833	87,363	183,976	175,698
Deferred revenue fair value adjustment (1)	-	(657)	-	(2,102)
Total Software as a Service	91,833	86,706	183,976	173,596
Total	$800,011	$736,157	$1,551,955	$1,417,213

Depreciation and amortization by segment
Sleep and Respiratory Care	$13,244	$14,187	$26,391	$28,878
Software as a Service	1,137	841	2,108	1,819
Amortization of acquired intangible assets and corporate assets	26,199	24,095	51,547	46,380
Total	$40,580	$39,123	$80,046	$77,077

Net operating profit by segment (2)
Sleep and Respiratory Care (2)	$261,660	$230,097	$509,841	$428,260
Software as a Service (2)	24,291	21,339	47,877	45,135
Total	$285,951	$251,436	$557,718	$473,395

Reconciling items
Corporate costs	$36,709	$32,962	$71,358	$63,894
Amortization of acquired intangible assets	18,853	20,608	39,075	39,087
Restructuring expenses	8,673	-	8,673	-
Litigation settlement expenses	-	(600)	-	(600)
Deferred revenue fair value adjustment (1)	-	657	-	2,102
Interest expense (income), net	5,792	10,018	12,517	20,562
Loss attributable to equity method investments	2,640	6,924	4,928	13,786
Other, net	2,692	2,115	(5,279)	5,225
Income before income taxes	$210,592	$178,752	$426,446	$329,339

(1) The deferred revenue fair value adjustment is a purchase price accounting adjustment related to MatrixCare which was acquired on November 13, 2018.

(2)During the three and six months ended December 31, 2020, we recorded $0.0 million and $2.8 million of impairment for our operating lease right-of-use asset, respectively. The impairment related to leases for office space and was recorded within net operating profit. The impairment for the six months ended December 31, 2020 attributable to Sleep and Respiratory Care was $1.6 million and $1.2 million for SaaS.

(3)      Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	December 31, 2020	June 30, 2020
Raw materials	$153,427	$128,096
Work in progress	2,439	2,807
Finished goods	318,955	286,012
Total inventories	$474,821	$416,915

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Property, Plant and Equipment	December 31, 2020	June 30, 2020
Property, plant and equipment, at cost	$1,060,896	$969,166
Accumulated depreciation and amortization	(601,424)	(551,831)
Property, plant and equipment, net	$459,472	$417,335

Other Intangible Assets	December 31, 2020	June 30, 2020
Developed/core product technology	$380,523	$382,806
Accumulated amortization	(218,768)	(197,670)
Developed/core product technology, net	161,755	185,136
Customer relationships	269,718	279,370
Accumulated amortization	(87,377)	(80,922)
Customer relationships, net	182,341	198,448
Other intangibles	195,446	177,091
Accumulated amortization	(126,544)	(112,507)
Other intangibles, net	68,902	64,584
Total other intangibles, net	$412,998	$448,168

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.

(4)      Goodwill

A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Six Months Ended December 31, 2020
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$614,448	$1,275,876	$1,890,324
Foreign currency translation adjustments	20,168	-	20,168
Balance at the end of the period	$634,616	$1,275,876	$1,910,492

(5)      Investments

We have equity investments in privately held companies that are unconsolidated entities. The following discusses our investments in marketable equity securities, non-marketable equity securities, gains and losses on marketable and non-marketable equity securities, as well as our equity securities accounted for under the equity method.

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

Equity investments by measurement category were as follows (in thousands):

Measurement category	December 31, 2020	June 30, 2020
Fair value	$15,345	$-
Measurement alternative	21,410	30,033
Equity method	21,681	14,109
Total	$58,436	$44,142

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the changes in our non-marketable equity investments (in thousands):

	Six Months Ended December 31,
Non-marketable securities	2020	2019
Balance at the beginning of the period	$30,033	$30,436
Investments	1,946	4,341
Impairment of investments	-	(5,419)
Reclassification to marketable securities (1)	(10,569)	-
Carrying value of non-marketable securities	$21,410	$29,358

(1)During the six months ended December 31, 2020, one of our investments, which was previously accounted for under the measurement alternative, completed its initial public offering which resulted in a change of accounting methodology to fair value.

Net unrealized gains and losses recognized for equity investments held as of December 31, 2020 were a loss of $3.7 million for three months ended December 31, 2020 and a gain of $4.8 million for six months ended December 31, 2020, which related to publicly traded marketable equity securities. Net unrealized losses recognized for equity investments held as of December 31, 2019 for the three and six months ended December 31, 2019 were $2.8 million and $5.4 million, respectively, which related to impairments of privately held non-marketable securities.

The following table shows a reconciliation of the changes in our equity securities accounted for under the equity method (in thousands):

	Six Months Ended December 31,
Equity method investments	2020	2019
Balance at the beginning of the period	$14,109	$21,667
Investments	12,500	17,500
Loss attributable to equity method investments	(4,928)	(13,786)
Carrying value of equity method investments	$21,681	$25,381

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

We are under audit by the ATO in three different cycles: tax years 2009 to 2013, tax years 2014 to 2017 and tax year 2018. We received Notices of Amended Assessments from the ATO for the tax years 2009 to 2013. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed, or $75.9 million. As of December 31, 2020, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid in April 2018 as we ultimately expect this will be refunded by the ATO. We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, we will not receive a refund of the amount paid in April 2018 and we would be required to pay the remaining additional income tax, accrued interest and penalties, which would be recorded as income tax expense.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(7)      Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, are as follows (in thousands):

	Six Months Ended December 31,
	2020	2019
Balance at the beginning of the period	$21,132	$19,625
Warranty accruals for the period	8,309	6,776
Warranty costs incurred for the period	(7,075)	(6,191)
Foreign currency translation adjustments	1,903	76
Balance at the end of the period	$24,269	$20,286

(8)      Debt

Debt consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Short-term debt	$12,000	$12,000
Deferred borrowing costs	(12)	(13)
Short-term debt, net	11,988	11,987
	-
Long-term debt	$817,000	$1,168,000
Deferred borrowing costs	(3,268)	(3,867)
Long-term debt, net	$813,732	$1,164,133
Total debt	$825,720	$1,176,120

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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At December 31, 2020, the interest rate that was being charged on the outstanding principal amounts was 1.1%. An applicable commitment

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of December 31, 2020, we had $1.4 billion available for draw down under the revolving credit facility.

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as LIBOR plus the spreads described above, its carrying amount is equivalent to its fair value as at December 31, 2020 and June 30, 2020, which was $329.0 million and $680.0 million, respectively. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

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

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of December 31, 2020, the Senior Notes have a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $546.1 million. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

At December 31, 2020, we were in compliance with our debt covenants and there was $829.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 196,856 and 73,509 for the three months ended December 31, 2020 and 2019, respectively, and 154,888 and 88,624 for the six months ended December 31, 2020 and 2019, respectively as the effect would have been anti-dilutive.

Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net income	$179,514	$160,554	$357,886	$280,702
Denominator:
Basic weighted-average common shares outstanding	145,246	144,212	145,053	143,966
Effect of dilutive securities:
Stock options and restricted stock units	1,175	1,363	1,297	1,513
Diluted weighted average shares	146,421	145,575	146,350	145,479
Basic earnings per share	$1.24	$1.11	$2.47	$1.95
Diluted earnings per share	$1.23	$1.10	$2.45	$1.93

PART I – FINANCIAL INFORMATION	Item 1
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

Taxation Matters

As described in note 6 – Income Taxes, we are under audit by the ATO in three different cycles: tax years 2009 to 2013, tax years 2014 to 2017 and tax year 2018. We received Notices of Amended Assessments from the ATO for the tax years 2009 to 2013. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed, or $75.9 million. As of December 31, 2020, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid in April 2018 as we ultimately expect this will be refunded by the ATO. We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, we will not receive a refund of the amount paid in April 2018 and we would be required to pay the remaining additional income tax, accrued interest and penalties, which would be recorded as income tax expense.

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

During the six months ended December 31, 2020 and December 31, 2019, receivables sold with limited recourse were $72.6 million and $59.3 million, respectively. As of December 31, 2020, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $27.0 million and $7.9 million, respectively. As of June 30, 2020, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $22.8 million and $6.6 million, respectively.

(11)      Restructuring Expenses

In November 2020, we closed our Portable Oxygen Concentrator business, which was part of the Sleep and Respiratory Care segment. During the three and six months ended December 31, 2020, we recognized restructuring expenses of $13.9 million primarily related to inventory write-downs of $5.2 million, accelerated amortization of acquired intangible assets of $5.1 million, asset impairments of $2.3 million, employee-related costs of $0.7 million and contract cancellation costs of $0.6 million. Of the total expense recognized during the three and six months ended December 31, 2020, the inventory write-down of $5.2 million is presented within cost of sales and the remaining $8.7 million in restructuring costs is separately disclosed as restructuring expenses on the condensed consolidated statements of income. As of December 31, 2020, an outstanding, unpaid balance of $2.6 million had been recorded as a liability in accrued expenses. We do not expect to incur additional expenses in connection with this activity in the future.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and six months ended December 31, 2020. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.

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

We are committed to ongoing investment in research and development and product enhancements. During the three months ended December 31, 2020, we invested $54.9 million on research and development activities, which represents 6.9% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.

We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).

During the three months ended December 31, 2020, our net revenue increased by 9% compared to the three months ended December 31, 2019. Gross margin was 57.8% for the three months ended December 31, 2020 compared to 58.0% for the three months ended December 31, 2019. Diluted earnings per share for the three months ended December 31, 2020 was $1.23 per share, compared to $1.10 per share for the three months ended December 31, 2019.

At December 31, 2020, our cash and cash equivalents totaled $255.9 million, our total assets were $4.6 billion and our stockholders’ equity was $2.9 billion.

In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we provide certain financial information on a “constant currency” basis, which is in addition to the actual financial information presented. In order to calculate our constant currency information, we translate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. However, constant currency measures should not be considered in isolation or as an alternative to U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with accounting principles generally accepted in the United States ("GAAP").

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

During the three months ended December 31, 2020, we observed minimal incremental demand for our ventilator devices and masks associated with the COVID-19 pandemic. Although there is still substantial uncertainty, we believe the global demand for ventilators and other respiratory support devices, used to treat COVID-19 patients, has largely been met. As such, we expect minimal COVID-19 generated demand for our ventilator products for the second half of the fiscal year ending June 30, 2021.

Diagnostic pathways for sleep apnea treatment, including HME suppliers and sleep clinics, have been impacted and, in some instances, been required, or in the future may be required, to temporarily close due to governments’ “shelter-in-place” orders, quarantines or similar orders or restrictions enacted to control the spread of COVID-19. In some countries, new patients are prescribed sleep apnea treatment through hospitals that are directing their resources to critical care, including COVID-19 treatment. The impact on these diagnostic and prescription pathways has resulted in a decrease in demand from new patients for our products designed to treat sleep apnea. Given the ongoing uncertainty regarding the duration and extent of the COVID-19 pandemic and measures taken to control the spread of COVID-19, we are uncertain as to the duration and extent of the impact on demand for our sleep devices. However, due to the nature of the installed base of existing patients using our devices, we have not seen any significant adverse impact on demand for re-supply of our masks.

Our SaaS business has also been affected by COVID-19 and measures taken to control the spread of COVID-19. Some of our existing and potential SaaS customers are HME distributors and, therefore, have been impacted, or may be impacted, by the same temporary business closures noted above. We also have existing and potential SaaS customers that operate care facilities and are either receiving and treating patients infected with COVID-19 or are implementing significant measures to safeguard their facilities against a potential COVID-19 outbreak. Given these challenging business conditions and the uncertain economic environment, we believe businesses have been less willing to adopt new or change SaaS platforms, which has adversely impacted our ability to engage new customers for our SaaS businesses, or expand the services used by existing customers.

Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees. We have endeavored and continue to follow recommended actions of government and health authorities to protect our employees worldwide, but since COVID-19 was declared a pandemic in March 2020, we were able to broadly maintain our operations, and we are beginning the slow and careful process of progressively returning to work in some of our offices around the world. The pandemic has not negatively impacted our liquidity position.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Net Revenue

Net revenue for the three months ended December 31, 2020 increased to $800.0 million from $736.2 million for the three months ended December 31, 2019, an increase of $63.9 million or 9% (a 7% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the three months ended December 31, 2020 compared to December 31, 2019 (in thousands):

	Three Months Ended December 31,
	2020	2019	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$204,997	$203,522	1%
Masks and other	221,764	204,444	8
Total Sleep and Respiratory Care	$426,761	$407,966	5
Software as a Service	91,833	86,706	6
Total	$518,594	$494,672	5
Combined Europe, Asia and other markets
Devices	$187,992	$162,311	16%	10%
Masks and other	93,425	79,174	18	12
Total Sleep and Respiratory Care	$281,417	$241,485	17	10
Global revenue
Devices	$392,989	$365,833	7%	5%
Masks and other	315,189	283,618	11	9
Total Sleep and Respiratory Care	$708,178	$649,451	9	7
Software as a Service	91,833	86,706	6	6
Total	$800,011	$736,157	9	7

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue from our Sleep and Respiratory Care business for the three months ended December 31, 2020 was $708.2 million, an increase of 9% compared to net revenue for the three months ended December 31, 2019. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $14.9 million for the three months ended December 31, 2020. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended December 31, 2020 increased 7% compared to the three months ended December 31, 2019. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks.

Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the three months ended December 31, 2020 increased to $426.8 million from $408.0 million for the three months ended December 31, 2019, an increase of $18.8 million or 5%. The increase was primarily due to an increase in unit sales of our masks.

Net revenue in combined Europe, Asia and other markets increased for the three months ended December 31, 2020 to $281.4 million from $241.5 million for the three months ended December 31, 2019, an increase of $39.9 million or 17% (a 10% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices and masks.

Net revenue from devices for the three months ended December 31, 2020 increased to $393.0 million from $365.8 million for the three months ended December 31, 2019, an increase of $27.2 million or 7%, including an increase of 1% in the U.S., Canada and Latin America and an increase of 16% in combined Europe, Asia and other markets (a 10% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended December 31, 2020 increased by 5%.

Net revenue from masks and other for the three months ended December 31, 2020 increased to $315.2 million from $283.7 million for the three months ended December 31, 2019, an increase of $31.5 million or 11%, including an increase of 8% in the U.S., Canada and Latin America and an increase of 18% in combined Europe, Asia and other markets (a 12% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 9%, compared to the three months ended December 31, 2019.

Software as a Service

Net revenue from our SaaS business for the three months ended December 31, 2020 was $91.8 million, an increase of 6% compared to the three months ended December 31, 2019. The increase was predominantly due to continued growth in resupply service offerings.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended December 31, 2020 Compared to the Six Months Ended December 31, 2019

Net Revenue

Net revenue for the six months ended December 31, 2020 increased to $1,552.0 million from $1,417.2 million for the six months ended December 31, 2019, an increase of $134.8 million or 10% (an 8% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the six months ended December 31, 2020 compared to December 31, 2019 (in thousands):

	Six Months Ended December 31,
	2020	2019	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$402,390	$390,409	3%
Masks and other	427,524	387,805	10
Total Sleep and Respiratory Care	$829,914	$778,214	7
Software as a Service	183,976	173,596	6
Total	$1,013,890	$951,810	7
Combined Europe, Asia and other markets
Devices	$364,018	$314,236	16%	11%
Masks and other	174,047	151,167	15	10
Total Sleep and Respiratory Care	$538,065	$465,403	16	10
Global revenue
Devices	$766,408	$704,645	9%	6%
Masks and other	601,571	538,972	12	10
Total Sleep and Respiratory Care	$1,367,979	$1,243,617	10	8
Software as a Service	183,976	173,596	6	6
Total	$1,551,955	$1,417,213	10	8

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue from our Sleep and Respiratory Care business for the six months ended December 31, 2020 was $1,368.0 million, an increase of 10% compared to net revenue for the six months ended December 31, 2019. Movements in international currencies against the U.S. dollar positively impacted net revenues by approximately $24.3 million for the six months ended December 31, 2020. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the six months ended December 31, 2020 increased by 8% compared to the six months ended December 31, 2019. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks.

Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the six months ended December 31, 2020 increased to $829.9 million from $778.2 million for the six months ended December 31, 2019, an increase of $51.7 million or 7%. The increase was primarily due to an increase in unit sales of our masks.

Net revenue in combined Europe, Asia and other markets increased for the six months ended December 31, 2020 to $538.1 million from $465.4 million for the six months ended December 31, 2019, an increase of $72.7 million or 16% (a 10% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices and masks.

Net revenue from devices for the six months ended December 31, 2020 increased to $766.4 million from $704.6 million for the six months ended December 31, 2019, an increase of $61.8 million or 9%, including an increase of 3% in the U.S., Canada and Latin America and an increase of 16% in combined Europe, Asia and other markets (a 11% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the six months ended December 31, 2020 increased by 6%.

Net revenue from masks and other for the six months ended December 31, 2020 increased to $601.6 million from $539.0 million for the six months ended December 31, 2019, an increase of $62.6 million or 12%, including an increase of 10% in the U.S., Canada and Latin America and an increase of 15% in combined Europe, Asia and other markets (an 10% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 10%, compared to the six months ended December 31, 2019.

Software as a Service

Net revenue from our SaaS business for the six months ended December 31, 2020 was $184.0 million, an increase of 6% compared to the six months ended December 31, 2019. The increase was predominantly due to continued growth in resupply service offerings.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit and Gross Margin

Gross profit increased for the three months ended December 31, 2020 to $462.5 million from $427.1 million for the three months ended December 31, 2019, an increase of $35.4 million or 8%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended December 31, 2020 was 57.8% compared to 58.0% for the three months ended December 31, 2019.

The decrease in gross margin for the three months ended December 31, 2020 compared to three months ended December 31, 2019 was due primarily to restructuring expense of $5.2 million associated with inventory write-downs following the closure of the Portable Oxygen Concentrator (“POC”) business, partially offset by favorable product mix, foreign currency movement and lower amortization of acquired intangibles.

Gross profit increased for the six months ended December 31, 2020 to $901.1 million from $818.7 million for the six months ended December 31, 2019, an increase of $82.4 million or 10%. Gross margin for the six months ended December 31, 2020 was 58.1% compared to 57.8% for the six months ended December 31, 2019.

The increase in gross margin for the six months ended December 31, 2020 compared to the six months ended December 31, 2019 was due primarily to favorable product mix, foreign currency movements and lower amortization of acquired intangibles, partially offset by restructuring expense of $5.2 million associated with inventory write-downs following the closure of the POC business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the three months ended December 31, 2020 to $169.5 million from $171.4 million for the three months ended December 31, 2019, a decrease of $2.0 million or 1%. Selling, general and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $3.9 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the three months ended December 31, 2020 decreased by 3% compared to the three months ended December 31, 2019. As a percentage of net revenue, selling, general and administrative expenses were 21.2% for the three months ended December 31, 2020, compared to 23.3% for the three months ended December 31, 2019.

The constant currency decrease in selling, general and administrative expenses was primarily due to decreases in travel, marketing and bad debt expenses during the three months ended December 31, 2020.

Selling, general and administrative expenses decreased for the six months ended December 31, 2020 to $328.5 million from $338.9 million for the six months ended December 31, 2019, a decrease of $10.4 million or 3%. Selling, general and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $6.6 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the six months ended December 31, 2020 decreased by 5% compared to the six months ended December 31, 2019. As a percentage of net revenue, selling, general and administrative expenses were 21.2% for the six months ended December 31, 2020, compared to 23.9% for the six months ended December 31, 2019.

The constant currency decrease in selling, general and administrative expenses was primarily due to decreases in travel, marketing and bad debt expenses, partially offset by a $2.8 million impairment charge related to our right-of-use asset during the six months ended December 31, 2020.

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2020 to $54.9 million from $49.9 million for the three months ended December 31, 2019, an increase of $5.0 million, or 10%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $1.4 million for the three months ended December 31, 2020, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 7% compared to the three months ended December 31, 2019. As a percentage of net revenue, research and development expenses were 6.9% for the three months ended December 31, 2020, compared to 6.8% for the three months ended December 31, 2019.

The increase in research and development expenses in constant currency terms was primarily due to increases in the number of research and development personnel to facilitate development of new products and solutions.

Research and development expenses increased for the six months ended December 31, 2020 to $109.5 million from $98.0 million for the six months ended December 31, 2019, an increase of $11.5 million, or 12%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $2.2 million for the six months ended December 31, 2020, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 9% compared to the six months ended December 31, 2019. As a percentage of net revenue, research

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

and development expenses were 7.1% for the six months ended December 31, 2020, compared to 6.9% for the six months ended December 31, 2019.

The increase in research and development expenses in constant currency terms was primarily due to increases in the number of research and development personnel to facilitate development of new products and solutions.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended December 31, 2020 totaled $7.7 million compared to $8.6 million for the three months ended December 31, 2019. Amortization of acquired intangible assets for the six months ended December 31, 2020 totaled $15.9 million compared to $13.6 million for the six months ended December 31, 2019. The decrease in amortization of acquired intangible assets is due to historical assets becoming fully amortized.

Restructuring Expenses

In November 2020, we closed our POC business, which was part of the Sleep and Respiratory Care segment. During the three and six months ended December 31, 2020, we recognized restructuring expenses of $13.9 million primarily related to inventory write-downs of $5.2 million, accelerated amortization of acquired intangible assets of $5.1 million, asset impairments of $2.3 million, employee-related costs of $0.7 million and contract cancellation costs of $0.6 million. Of the total expense recognized during the three and six months ended December 31, 2020, the inventory write-down of $5.2 million is presented within cost of sales and the remaining $8.7 million in restructuring costs is separately disclosed as restructuring expenses on the condensed consolidated statements of income. We do not expect to incur additional expenses in connection with this activity in the future.

Total Other Income (Loss), Net

Total other income (loss), net for the three months ended December 31, 2020 was a loss of $11.1 million compared to a loss of $19.1 million for the three months ended December 31, 2019. The decrease was partially due to a decrease in interest expense to $5.9 million for the three months ended December 31, 2020 compared to $10.2 million for the three months ended December 31, 2019. We also recorded losses attributable to equity method investments for the three months ended December 31, 2020 of $2.6 million compared to $6.9 million for the three months ended December 31, 2019. The losses attributable to equity method investments relate to our joint venture with Verily, which is accounted for using the equity method, whereby we recognize our share of the joint venture’s losses.

Total other income (loss), net for the six months ended December 31, 2020 was a loss of $12.2 million compared to a loss of $39.6 million for the six months ended December 31, 2019. The decrease was partially due to a decrease in interest expense to $12.8 million for the six months ended December 31, 2020 compared to $21.2 million for the six months ended December 31, 2019. Additionally, we recognized an unrealized gain of $4.8 million on our marketable securities for the six months ended December 31, 2020, whereas during the six months ended December 31, 2019, we recorded an impairment of $5.4 million on our non-marketable equity securities. We also recorded lower losses attributable to equity method investments for the six months ended December 31, 2020 of $4.9 million compared to $13.8 million for the six months ended December 31, 2019. The losses attributable to equity method investments relate to our joint venture with Verily, which is accounted for using the equity method, whereby we recognize our share of the joint venture’s losses.

Income Taxes

Our effective income tax rate for the three and six months ended December 31, 2020 was 14.8% and 16.1%, respectively, as compared to 10.2% and 14.8% for the three and six months ended December 31, 2019. Our effective tax rate was impacted by windfall tax benefits related to the vesting or settlement of employee share-based awards, which reduced our income tax expenses by $10.9 million and $11.5 million, for the three and six months ended December 31, 2020, respectively, as compared to $20.3 million and $22.1 million for the three and six months ended December 31, 2019, respectively. Our Singapore operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. As a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable during the year ended June 30, 2018. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax, if repatriated.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Finally, we are under audit by the Australian Tax Office (the “ATO”) in three different cycles: tax years 2009 to 2013, tax years 2014 to 2017 and tax year 2018. We received Notices of Amended Assessments from the ATO for the tax years 2009 to 2013. Based on these assessments, the ATO asserted that we owe $151.7 million in additional income tax and $38.4 million in accrued interest, of which $75.9 million was paid in April 2018 under a payment arrangement with the ATO. In June 2018, we received a notice from the ATO claiming penalties of 50% of the additional income tax that was assessed, or $75.9 million. As of December 31, 2020, we recorded a receivable in prepaid taxes and other non-current assets for the amount paid in April 2018 as we ultimately expect this will be refunded by the ATO. We do not agree with the ATO’s assessments and we continue to believe we are more likely than not to be successful in defending our position. However, if we are not successful, we will not receive a refund of the amount paid in April 2018 and we would be required to pay the remaining additional income tax, accrued interest and penalties, which would be recorded as income tax expense.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended December 31, 2020 was $179.5 million compared to net income of $160.6 million for the three months ended December 31, 2019, an increase of 12% over the three months ended December 31, 2019. Our net income for the six months ended December 31, 2020 was $357.9 million compared to net income of $280.7 million for the six months ended December 31, 2019, an increase of 27% over the six months ended December 31, 2019.

Our diluted earnings per share for the three months ended December 31, 2020 were $1.23 per diluted share compared to $1.10 for the three months ended December 31, 2019, an increase of 12%. Our diluted earnings per share for the six months ended December 31, 2020 were $2.45 per diluted share compared to $1.93 for the six months ended December 31, 2019, an increase of 27%.

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

The measure “non-GAAP revenue” is equal to GAAP net revenue once adjusted for deferred revenue fair value adjustments applied in the purchase accounting for previous business combinations. The measure “non-GAAP cost of sales” is equal to GAAP cost of sales less amortization of acquired intangible assets relating to cost of sales and restructuring expense associated with inventory write-downs following the closure of the POC business. The measure “non-GAAP gross profit” is the difference between non-GAAP revenue and non-GAAP cost of sales, and “non-GAAP gross margin” is the ratio of non-GAAP gross profit to non-GAAP revenue. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
GAAP Net revenue	$800,011	$736,157	$1,551,955	$1,417,213
Add back: Deferred revenue fair value adjustment	-	657	-	2,102
Non-GAAP revenue	$800,011	$736,814	$1,551,955	$1,419,315

GAAP Cost of sales	$337,528	$309,027	$650,811	$598,464
Less: Amortization of acquired intangibles	(11,164)	(12,052)	(23,143)	(25,488)
Less: Restructuring - cost of sales	(5,232)	-	(5,232)	-
Non-GAAP cost of sales	$321,132	$296,975	$622,436	$572,976

GAAP gross profit	$462,483	$427,130	$901,144	$818,749
GAAP gross margin	57.8%	58.0%	58.1%	57.8%
Non-GAAP gross profit	$478,879	$439,839	$929,519	$846,339
Non-GAAP gross margin	59.9%	59.7%	59.9%	59.6%

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles, restructuring expense associated with the closure of the POC business, deferred revenue fair value adjustments applied in the purchase accounting for previous business combinations and litigation settlement expenses. Non-GAAP income from operations reconciled with GAAP income from operations below (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
GAAP income from operations	$221,716	$197,809	$438,612	$368,912
Amortization of acquired intangibles - cost of sales	11,164	12,052	23,143	25,488
Amortization of acquired intangibles - operating expenses	7,689	8,556	15,932	13,599
Restructuring - cost of sales	5,232	-	5,232	-
Restructuring - operating expenses	8,673	-	8,673	-
Deferred revenue fair value adjustment	-	657	-	2,102
Litigation settlement expenses	-	(600)	-	(600)
Non-GAAP income from operations	$254,474	$218,474	$491,592	$409,501

The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles (net of tax), restructuring expense associated with the closure of the POC (net of tax), deferred revenue fair value adjustments applied in the purchase accounting for previous business combinations (net of tax), restructuring expenses (net of tax), litigation settlement expenses (net of tax) and fair value adjustments recognized on publicly traded marketable equity securities. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
GAAP net income	$179,514	$160,554	$357,886	$280,702
Amortization of acquired intangibles - cost of sales, net of tax	8,566	9,210	17,742	19,478
Amortization of acquired intangibles - operating expenses, net of tax	5,900	6,538	12,214	10,392
Restructuring - cost of sales, net of tax	4,663	-	4,663	-
Restructuring - operating expenses, net of tax	7,730	-	7,730	-
Deferred revenue fair value adjustment, net of tax	-	503	-	1,610
Litigation settlement expenses, net of tax	-	(528)	-	(528)
Fair value adjustment of investment	-	-	(8,476)	-
Non-GAAP net income	$206,373	$176,277	$391,759	$311,654
Diluted shares outstanding	146,421	145,575	146,350	145,479
GAAP diluted earnings per share	$1.23	$1.10	$2.45	$1.93
Non-GAAP diluted earnings per share	$1.41	$1.21	$2.68	$2.14

Liquidity and Capital Resources

As of December 31, 2020 and June 30, 2020, we had cash and cash equivalents of $255.9 million and $463.2 million, respectively. In response to the uncertainty associated with the COVID-19 pandemic, we had previously increased our cash and cash equivalents position by drawing down from our Revolving Credit Agreement. As we have not observed a significant impact to our cash flows due the pandemic, we have reduced our cash and cash equivalents and accordingly repaid our Revolving Credit Agreement. Working capital was $874.2 million and $920.7 million at December 31, 2020 and June 30, 2020, respectively. As of December 31, 2020, we had $0.8 billion of borrowings compared to $1.2 billion of borrowings at June 30, 2020. As of December 31, 2020, we had $1.4 billion available for draw down under the revolver credit facility and a combined total of $1.7 billion in cash and available liquidity under the revolving credit facility. We believe that cash generated from operations and available borrowings under our credit facility will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond.

As of December 31, 2020 and June 30, 2020, our cash and cash equivalent balances held within the United States amounted to $54.2 million and $158.8 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2020 and June 30, 2020, were $201.7 million and $304.4 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

During the year ended June 30, 2018, as a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million which was payable over the proceeding eight years. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated.

Inventories at December 31, 2020 were $474.8 million, an increase of $57.9 million or 14% from the June 30, 2020 balance of $416.9 million. The increase in inventories was required to support our revenue growth and respond to additional complexity and elongation of our supply chain resulting from ongoing COVID-19 impacts.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounts receivable at December 31, 2020 were $509.4 million, an increase of $34.8 million or 7% compared to the June 30, 2020, balance of $474.6 million. Accounts receivable days outstanding of 56 days at December 31, 2020, were lower than days outstanding of 65 days at June 30, 2020. Our allowance for doubtful accounts as a percentage of total accounts receivable at December 31, 2020, was 6.2%, compared to 5.7% at June 30, 2020.

As of December 31, 2020, we have recognized a right-of-use asset (“ROU”) of $131.3 million and a lease liability of $140.1 million on the balance sheet for all operating leases, other than those that meet the definition of a short-term lease.

During the six months ended December 31, 2020, we generated cash of $313.9 million from operations compared to $232.3 million for the six months ended December 31, 2019. The increase in cash generated from operations during the six months ended December 31, 2020, as compared to the six months ended December 31, 2019 was primarily due to the increase in operating profit, partially offset by the increase in working capital driven by higher inventory levels. Movements in foreign currency exchange rates during the six months ended December 31, 2020, had the effect of increasing our cash and cash equivalents by $22.6 million, as reported in U.S. dollars.

We have temporarily suspended our share repurchase program due to acquisitions, and more recently, as a response to the COVID-19 pandemic. Accordingly, we did not repurchase any shares during the three and six months ended December 31, 2020 and 2019. In addition, during the six months ended December 31, 2020 and 2019, we paid dividends to holders of our common stock totaling $113.2 million and $112.2 million, respectively.

Capital expenditures for the six months ended December 31, 2020 and 2019, amounted to $48.4 million and $47.8 million, respectively. The capital expenditures for the six months ended December 31, 2020, primarily reflected investment in production tooling, leasehold improvements, equipment and machinery, and computer hardware and software. At December 31, 2020, our balance sheet reflects net property, plant and equipment of $459.5 million compared to $417.3 million at June 30, 2020.

Contractual Obligations

Details of contractual obligations at December 31, 2020, are as follows (in thousands):

		Payments Due by December 31,
	Total	2021	2022	2023	2024	2025	Thereafter
Debt	$829,000	$12,000	$12,000	$305,000	$-	$-	$500,000
Interest on debt	130,701	21,630	21,630	18,360	16,725	16,725	35,631
Operating leases	133,368	26,961	21,541	17,017	13,726	11,142	42,981
Purchase obligations	400,031	397,760	1,875	396	-	-	-
Total	$1,493,100	$458,351	$57,046	$340,773	$30,451	$27,867	$578,612

Details of other commercial commitments at December 31, 2020, are as follows (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2021	2022	2023	2024	2025	Thereafter
Standby letter of credit	$17,594	$3,900	$8	$539	$-	$-	$13,147
Guarantees*	3,020	197	68	66	75	36	2,578
Total	$20,614	$4,097	$76	$605	$75	$36	$15,725

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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). On December 31, 2020, the interest rate that was being charged on the outstanding principal amounts was 1.1%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of December 31, 2020, we had $1.4 billion available for draw down under the revolving credit facility.

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

On December 31, 2020, we were in compliance with our debt covenants and there was a total of $829.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Common Stock

Since the inception of our share repurchase programs and through December 31, 2020, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions, and more recently, as a response to the COVID-19 pandemic. Accordingly, we did not repurchase any shares during the three and six months ended December 31, 2020 and 2019. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At December 31, 2020, 12.9 million additional shares can be repurchased under the approved share repurchase program.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of December 31, 2020 (in thousands):

	U.S.		Canadian	Chinese
	Dollar	Euro	Dollar	Yuan
	(USD)	(EUR)	(CAD)	(CNY)
AUD Functional:
Assets	357,016	106,938	-	23,905
Liability	(280,725)	(120,612)	(5)	(629)
Foreign Currency Hedges	(65,000)	-	-	(24,507)
Net Total	11,291	(13,674)	(5)	(1,231)
USD Functional:
Assets	-	-	22,050	-
Liability	-	(460)	(1,660)	-
Foreign Currency Hedges	-	-	(15,681)	-
Net Total	-	(460)	4,709	-
SGD Functional:
Assets	444,105	127,215	-	177
Liability	(159,375)	(52,010)	-	-
Foreign Currency Hedges	(285,000)	(85,597)	-	-
Net Total	(270)	(10,392)	-	177

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at December 31, 2020. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	December 31, 2020	June 30, 2020
AUD/USD
Contract amount	65,000	-	65,000	816	-
Ave. contractual exchange rate	AUD 1 = USD 0.7615		AUD 1 = USD 0.7615
AUD/Euro
Contract amount	48,912	12,228	61,140	1,430	886
Ave. contractual exchange rate	AUD 1 = Euro 0.6239	AUD 1 = Euro 0.6400	AUD 1 = Euro 0.6270
SGD/Euro
Contract amount	110,053	-	110,053	347	126
Ave. contractual exchange rate	SGD 1 = Euro 0.6189	-	SGD 1 = Euro 0.6189
SGD/USD
Contract amount	285,000	-	285,000	4,603	(183)
Ave. contractual exchange rate	SGD 1 = USD 0.7447		SGD 1 = USD 0.7447
AUD/CNY
Contract amount	24,507	-	24,507	539	(161)
Ave. contractual exchange rate	AUD 1 = CNY 4.9450		AUD 1 = CNY 4.9450
USD/CAD
Contract amount	15,681	-	15,681	(1,077)	(83)
Ave. contractual exchange rate	USD 1 = CAD 1.3695		USD 1 = CAD 1.3695

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At December 31, 2020, we held cash and cash equivalents of $255.9 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At December 31, 2020, there was $329.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three and six months ended December 31, 2020, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Item 1A      Risk Factors

The discussion of our business and operations should be read together with the risk factors and contained in our annual report on Form 10-K for the fiscal year ended June 30, 2020, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of December 31, 2020, there have been no further material changes to such risk factors.

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

We temporarily suspended our share repurchase program due to recent acquisitions, and more recently, as a response to the COVID-19 pandemic. As a result, we did not repurchase any shares during the three months ended December 31, 2020. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. At December 31, 2020, 12.9 million additional shares can be repurchased under the approved share repurchase program.

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
101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, filed on January 28, 2021, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

January 28, 2021

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)