Form 10-Q
period 2021-03-31
RESMED INC
filed 2021-04-30
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________

FORM 10-Q

______________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

At April 26, 2021, there were 145,517,832 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1. Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ and in thousands, except share and per share data)

	March 31, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$230,635	$463,156
Accounts receivable, net of allowances of $32,811 and $28,508 at March 31, 2021 and June 30, 2020, respectively	525,014	474,643
Inventories (note 3)	484,061	416,915
Prepaid expenses and other current assets	226,440	168,745
Total current assets	1,466,150	1,523,459
Non-current assets:
Property, plant and equipment, net (note 3)	455,106	417,335
Operating lease right-of-use assets	128,755	118,348
Goodwill (note 4)	1,925,991	1,890,324
Other intangible assets, net (note 3)	409,559	448,168
Deferred income taxes	49,936	41,065
Prepaid taxes and other non-current assets	150,227	148,677
Total non-current assets	3,119,574	3,063,917
Total assets	$4,585,724	$4,587,376
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$117,222	$135,786
Accrued expenses	304,693	270,353
Operating lease liabilities, current	22,499	21,263
Deferred revenue	105,342	98,617
Income taxes payable (note 6)	314,795	64,755
Short-term debt, net (note 8)	11,990	11,987
Total current liabilities	876,541	602,761
Non-current liabilities:
Deferred revenue	86,898	87,307
Deferred income taxes	12,474	13,011
Operating lease liabilities, non-current	115,266	101,880
Other long-term liabilities	6,067	8,347
Long-term debt, net (note 8)	719,046	1,164,133
Long-term income taxes payable (note 6)	60,198	112,910
Total non-current liabilities	999,949	1,487,588
Total liabilities	1,876,490	2,090,349
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 187,352,828 issued and 145,516,594 outstanding at March 31, 2021 and 186,723,407 issued and 144,887,175 outstanding at June 30, 2020	582	580
Additional paid-in capital	1,586,545	1,570,694
Retained earnings	2,941,336	2,832,991
Treasury stock, at cost, 41,836,234 shares at March 31, 2021 and June 30, 2020	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(195,973)	(283,982)
Total stockholders’ equity	2,709,234	2,497,027
Total liabilities and stockholders’ equity	$4,585,724	$4,587,376

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In US$ and in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net revenue - Sleep and Respiratory Care products	$674,931	$679,895	$2,042,909	$1,923,513
Net revenue - Software as a Service	93,836	89,560	277,813	263,156
Net revenue	768,767	769,455	2,320,722	2,186,669

Cost of sales - Sleep and Respiratory Care products	270,351	277,065	833,203	790,858
Cost of sales - Software as a Service	40,234	30,592	105,050	89,775
Cost of sales (exclusive of amortization shown separately below)	310,585	307,657	938,253	880,633

Amortization of acquired intangible assets - Sleep and Respiratory Care products	900	2,152	3,995	6,609
Amortization of acquired intangible assets - Software as a Service	10,024	9,984	30,071	31,015
Amortization of acquired intangible assets	10,924	12,136	34,066	37,623
Total cost of sales	321,509	319,793	972,319	918,256
Gross profit	447,258	449,662	1,348,403	1,268,413

Selling, general, and administrative	160,446	172,441	488,904	511,304
Research and development	55,941	51,449	165,409	149,425
Amortization of acquired intangible assets	7,445	8,272	23,377	21,872
Restructuring expenses (note 11)	-	-	8,673	-
Litigation settlement expenses	-	-	-	(600)
Total operating expenses	223,832	232,162	686,363	682,001
Income from operations	223,426	217,500	662,040	586,412
Other income (loss), net:
Interest income	55	116	303	766
Interest expense	(5,878)	(9,968)	(18,644)	(31,180)
Loss attributable to equity method investments (note 5)	(4,969)	(5,295)	(9,895)	(19,082)
Other, net	5,371	(10,698)	10,647	(15,922)
Total other income (loss), net	(5,421)	(25,845)	(17,589)	(65,418)
Income before income taxes	218,005	191,655	644,451	520,994
Income taxes	296,486	28,518	365,046	77,155
Net income (loss)	$(78,481)	$163,137	$279,405	$443,839
Basic earnings (loss) per share (note 9)	$(0.54)	$1.13	$1.92	$3.08
Diluted earnings (loss) per share (note 9)	$(0.54)	$1.12	$1.91	$3.05
Dividend declared per share	$0.39	$0.39	$1.17	$1.17
Basic shares outstanding (000's)	145,513	144,638	145,217	144,112
Diluted shares outstanding (000's)	145,513	145,680	146,394	145,490

 0

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ and in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income (loss)	$(78,481)	$163,137	$279,405	$443,839
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	(32,822)	(120,318)	88,009	(113,427)
Comprehensive income (loss)	$(111,303)	$42,819	$367,414	$330,412

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2020	186,723	$580	$1,570,694	(41,836)	$(1,623,256)	$2,832,991	$(283,982)	$2,497,027
Common stock issued on exercise of options	18	-	1,026	-	-	-	-	1,026
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	-	227	-	-	-	-	227
Stock-based compensation costs	-	-	16,071	-	-	-	-	16,071
Other comprehensive income	-	-	-	-	-	-	43,791	43,791
Cumulative effect adjustment from adoption of the credit loss standard, net of tax	-	-	-	-	-	(1,143)	-	(1,143)
Net income	-	-	-	-	-	178,372	-	178,372
Dividends declared	-	-	-	-	-	(56,511)	-	(56,511)
Balance, September 30, 2020	186,744	$580	$1,588,018	(41,836)	$(1,623,256)	$2,953,709	$(240,191)	$2,678,860
Common stock issued on exercise of options	29	-	1,857	-	-	-	-	1,857
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	451	2	(46,734)	-	-	-	-	(46,732)
Common stock issued on employee stock purchase plan	116	-	15,729	-	-	-	-	15,729
Stock-based compensation costs	-	-	15,370	-	-	-	-	15,370
Other comprehensive income	-	-	-	-	-	-	77,040	77,040
Net income	-	-	-	-	-	179,514	-	179,514
Dividends declared	-	-	-	-	-	(56,654)	-	(56,654)
Balance, December 31, 2020	187,340	$582	$1,574,240	(41,836)	$(1,623,256)	$3,076,569	$(163,151)	$2,864,984
Common stock issued on exercise of options	1	-	139	-	-	-	-	139
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	12	-	(3,431)	-	-	-	-	(3,431)
Common stock issued on employee stock purchase plan	-	-	6	-	-	-	-	6
Stock-based compensation costs	-	-	15,591	-	-	-	-	15,591
Other comprehensive income (loss)	-	-	-	-	-	-	(32,822)	(32,822)
Net income (loss)	-	-	-	-	-	(78,481)	-	(78,481)
Dividends declared	-	-	-	-	-	(56,752)	-	(56,752)
Balance, March 31, 2021	187,353	$582	$1,586,545	(41,836)	$(1,623,256)	$2,941,336	$(195,973)	$2,709,234

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2019	185,491	$575	$1,511,473	(41,836)	$(1,623,256)	$2,436,410	$(253,009)	$2,072,193
Common stock issued on exercise of options	110	-	5,609	-	-	-	-	5,609
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	4	-	(327)	-	-	-	-	(327)
Stock-based compensation costs	-	-	13,256	-	-	-	-	13,256
Other comprehensive income (loss)	-	-	-	-	-	-	(37,576)	(37,576)
Net income	-	-	-	-	-	120,148	-	120,148
Dividends declared	-	-	-	-	-	(56,052)	-	(56,052)
Balance, September 30, 2019	185,605	$575	$1,530,011	(41,836)	$(1,623,256)	$2,500,506	$(290,585)	$2,117,251
Common stock issued on exercise of options	117	-	6,498	-	-	-	-	6,498
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	576	3	(40,764)	-	-	-	-	(40,761)
Common stock issued on employee stock purchase plan	137	-	12,190	-	-	-	-	12,190
Stock-based compensation costs	-	-	14,057	-	-	-	-	14,057
Other comprehensive income	-	-	-	-	-	-	44,467	44,467
Net income	-	-	-	-	-	160,554	-	160,554
Dividends declared	-	-	-	-	-	(56,150)	-	(56,150)
Balance, December 31, 2019	186,435	$578	$1,521,992	(41,836)	$(1,623,256)	$2,604,910	$(246,118)	$2,258,106
Common stock issued on exercise of options	34	1	1,815	-	-	-	-	1,816
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	30	-	(4,014)	-	-	-	-	(4,014)
Stock-based compensation costs	-	-	14,112	-	-	-	-	14,112
Other comprehensive income (loss)	-	-	-	-	-	-	(120,318)	(120,318)
Net income	-	-	-	-	-	163,137	-	163,137
Dividends declared	-	-	-	-	-	(56,408)	-	(56,408)
Balance, March 31, 2020	186,499	$579	$1,533,905	(41,836)	$(1,623,256)	$2,711,639	$(366,436)	$2,256,431

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ and in thousands)

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$279,405	$443,839
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,034	116,341
Amortization of right-of-use assets	25,805	19,524
Stock-based compensation costs	47,032	41,421
Loss attributable to equity method investments (note 5)	9,895	19,082
(Gain) loss on equity investments (note 5)	(9,442)	14,519
Restructuring expenses (note 11)	8,673	-
Changes in fair value of business combination contingent consideration	-	(7)
Changes in operating assets and liabilities:
Accounts receivable	(39,899)	(34,140)
Inventories	(48,393)	(22,564)
Prepaid expenses, net deferred income taxes and other current assets	(41,036)	(68,724)
Accounts payable, accrued expenses and other	158,119	(57,301)
Net cash provided by operating activities	510,193	471,990
Cash flows from investing activities:
Purchases of property, plant and equipment	(74,805)	(77,360)
Patent registration costs	(11,149)	(7,391)
Business acquisitions, net of cash acquired	(30,704)	(27,910)
Purchases of investments (note 5)	(20,038)	(31,616)
Proceeds on maturity of foreign currency contracts	26,306	(32,177)
Net cash used in investing activities	(110,390)	(176,454)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	18,759	26,112
Taxes paid related to net share settlement of equity awards	(49,938)	(45,106)
Payments of business combination contingent consideration	(3,500)	(302)
Proceeds from borrowings, net of borrowing costs	90,000	990,000
Repayment of borrowings	(536,000)	(883,012)
Dividends paid	(169,917)	(168,610)
Net cash used in financing activities	(650,596)	(80,918)
Effect of exchange rate changes on cash	18,272	(8,885)
Net increase (decrease) in cash and cash equivalents	(232,521)	205,733
Cash and cash equivalents at beginning of period	463,156	147,128
Cash and cash equivalents at end of period	$230,635	$352,861
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$180,307	$150,801
Interest paid	$18,644	$31,180
Fair value of assets acquired, excluding cash	$15,992	$14,922
Liabilities assumed	(3,309)	(4,294)
Goodwill on acquisition	24,202	20,550
Deferred payments	(1,681)	232
Fair value of contingent consideration	-	(3,500)
Cash paid for acquisitions	$35,204	$27,910

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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

The condensed consolidated financial statements for the three and nine months ended March 31, 2021 and March 31, 2020 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2020.

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

Disaggregation of revenue

The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
U.S., Canada and Latin America
Devices	$192,897	$196,497	$595,287	$586,907
Masks and other	209,984	197,052	637,507	584,901
Total Sleep and Respiratory Care	$402,881	$393,549	$1,232,794	$1,171,808
Software as a Service	93,836	89,560	277,813	263,156
Total	$496,717	$483,109	$1,510,607	$1,434,964
Combined Europe, Asia and other markets
Devices	$172,838	$195,038	$536,856	$509,274
Masks and other	99,212	91,308	273,259	242,431
Total Sleep and Respiratory Care	$272,050	$286,346	$810,115	$751,705
Global revenue
Devices	$365,735	$391,535	$1,132,143	$1,096,181
Masks and other	309,196	288,360	910,766	827,332
Total Sleep and Respiratory Care	$674,931	$679,895	$2,042,909	$1,923,513
Software as a Service	93,836	89,560	277,813	263,156
Total	$768,767	$769,455	$2,320,722	$2,186,669

PART I – FINANCIAL INFORMATION	Item 1
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

The following table summarizes our contract balances (in thousands):

	March 31, 2021	June 30, 2020	Balance sheet caption
Contract assets
Accounts receivable, net	$525,014	$474,643	Accounts receivable, net
Unbilled revenue, current	12,540	9,452	Prepaid expenses and other current assets
Unbilled revenue, non-current	5,404	6,957	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(105,342)	(98,617)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(86,898)	(87,307)	Deferred revenue (non-current liabilities)

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

The components of lease revenue were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Sales-type lease revenue	$2,031	$3,784	$5,854	$9,110
Operating lease revenue	22,746	22,720	72,551	65,672
Total lease revenue	$24,777	$26,504	$78,405	$74,782

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

Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate headquarters costs, stock-based compensation, amortization expense from acquired intangibles, restructuring expenses, litigation settlement expenses, deferred revenue fair value adjustment, interest income, interest expense and other, net. We neither discretely allocate assets to our operating segments, nor does our Chief Operating Decision Maker evaluate the operating segments using discrete asset information.

The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net revenue by segment
Total Sleep and Respiratory Care	$674,931	$679,895	$2,042,909	$1,923,513

Software as a Service	93,836	89,560	277,813	265,258
Deferred revenue fair value adjustment (1)	-	-	-	(2,102)
Total Software as a Service	93,836	89,560	277,813	263,156
Total	$768,767	$769,455	$2,320,722	$2,186,669

Depreciation and amortization by segment
Sleep and Respiratory Care	$13,589	$14,134	$39,979	$43,012
Software as a Service	1,491	1,025	3,599	2,844
Amortization of acquired intangible assets and corporate assets	24,908	24,105	76,456	70,485
Total	$39,988	$39,264	$120,034	$116,341

Net operating profit by segment (2)
Sleep and Respiratory Care (2)	$253,693	$250,209	$763,534	$678,468
Software as a Service (2)	23,052	18,738	70,929	63,874
Total	$276,745	$268,947	$834,463	$742,342

Reconciling items
Corporate costs	$34,950	$31,039	$106,307	$94,933
Amortization of acquired intangible assets	18,369	20,408	57,443	59,495
Restructuring expenses	-	-	8,673	-
Litigation settlement expenses	-	-	-	(600)
Deferred revenue fair value adjustment (1)	-	-	-	2,102
Interest expense (income), net	5,823	9,852	18,341	30,414
Loss attributable to equity method investments	4,969	5,295	9,895	19,082
Other, net	(5,371)	10,698	(10,647)	15,922
Income before income taxes	$218,005	$191,655	$644,451	$520,994

(1) The deferred revenue fair value adjustment is a purchase price accounting adjustment related to MatrixCare which was acquired on November 13, 2018.

(2)During the three and nine months ended March 31, 2021, we recorded $0.0 million and $2.8 million of impairment for our operating lease right-of-use asset, respectively. The impairment related to leases for office space and was recorded within net operating profit. The impairment for the nine months ended March 31, 2021 attributable to Sleep and Respiratory Care was $1.6 million and $1.2 million for SaaS.

(3)      Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	March 31, 2021	June 30, 2020
Raw materials	$145,444	$128,096
Work in progress	3,750	2,807
Finished goods	334,867	286,012
Total inventories	$484,061	$416,915

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Property, Plant and Equipment	March 31, 2021	June 30, 2020
Property, plant and equipment, at cost	$1,056,004	$969,166
Accumulated depreciation and amortization	(600,898)	(551,831)
Property, plant and equipment, net	$455,106	$417,335

Other Intangible Assets	March 31, 2021	June 30, 2020
Developed/core product technology	$383,124	$382,806
Accumulated amortization	(227,793)	(197,670)
Developed/core product technology, net	155,331	185,136
Customer relationships	278,196	279,370
Accumulated amortization	(91,550)	(80,922)
Customer relationships, net	186,646	198,448
Other intangibles	196,415	177,091
Accumulated amortization	(128,833)	(112,507)
Other intangibles, net	67,582	64,584
Total other intangibles, net	$409,559	$448,168

Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.

(4)      Goodwill

A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Nine Months Ended March 31, 2021
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$614,448	$1,275,876	$1,890,324
Business acquisitions	4,707	19,495	24,202
Foreign currency translation adjustments	11,465	-	11,465
Balance at the end of the period	$630,620	$1,295,371	$1,925,991

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

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are recorded in prepaid taxes and other non-current assets on the condensed consolidated balance sheets. Non-marketable equity securities are reported at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We estimate the fair value of our non-marketable equity investments using Level 3 inputs to assess whether impairment losses shall be recorded. All gains and losses on marketable and non-marketable equity securities, realized and unrealized, are recognized in other, net on the condensed consolidated statements of operations.

Equity investments whereby we have significant influence but not control over the investee, and are not the primary beneficiary of the investee’s activities, are accounted for under the equity method. Under this method, we record our share of gains or losses attributable to equity method investments as a component of other, net on the condensed consolidated statements of operations.

Equity investments by measurement category were as follows (in thousands):

Measurement category	March 31, 2021	June 30, 2020
Fair value	$24,011	$-
Measurement alternative	23,002	30,033
Equity method	16,714	14,109
Total	$63,727	$44,142

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the changes in our equity investments (in thousands):

	Nine Months Ended March 31, 2021
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$30,033	$-	$14,109	$44,142
Investments	2,538	5,000	12,500	20,038
Observable price adjustments on non-marketable equity securities	1,000	-	-	1,000
Ongoing mark-to-market adjustments on marketable equity securities	-	8,442	-	8,442
Reclassifications (1)	(10,569)	10,569	-	-
Loss attributable to equity method investments	-	-	(9,895)	(9,895)
Carrying value at the end of the period	$23,002	$24,011	$16,714	$63,727

(1)During the nine months ended March 31, 2021, one of our investments, which was previously accounted for under the measurement alternative, completed its initial public offering which resulted in a change of accounting methodology to fair value.

	Nine Months Ended March 31, 2020
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$30,436	$-	$21,667	$52,103
Investments	14,116	-	17,500	31,616
Impairment of investments	(14,519)	-	-	(14,519)
Loss attributable to equity method investments	-	-	(19,082)	(19,082)
Carrying value at the end of the period	$30,033	$-	$20,085	$50,118

Net unrealized gains recognized for equity investments held as of March 31, 2021 for the three and nine months ended March 31, 2021 were $4.7 million and $9.4 million, respectively, which related to publicly traded marketable equity securities and privately held non-marketable securities. Net unrealized losses recognized for equity investments held as of March 31, 2020 for the three and nine months ended March 31, 2020 were $9.1 million and $14.5 million, respectively, which related to impairments of privately held non-marketable securities.

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

Our effective income tax rate for the three and nine months ended March 31, 2021 was 136.0% and 56.6%, respectively, as compared to 14.9% and 14.8% for the three and nine months ended March 31, 2020, respectively. The increase in our effective tax rate was primarily due to an increase in unrecognized tax benefits as outlined below. Additionally, the increase in our effective tax rate was impacted by the geographic mix of earnings and lower windfall tax benefits related to the vesting or settlement of employee share-based awards, which reduced our income tax expense by $0.6 million and $12.6 million for the three and nine months ended March 31, 2021, respectively, as compared to $2.4 million and $24.8 million for the three and nine months ended March 31, 2020, respectively.

We are under audit by the Australian Taxation Office (the “ATO”) for the years 2009 to 2018 (the “Audit Period”). The audits primarily involve a transfer pricing dispute in which the ATO asserts we should have paid additional Australian taxes on income derived from our Singapore operations. The ATO issued Notices of Amended Assessments for the tax years 2009 to 2013 seeking a total of $266.0 million, consisting of $151.7 million in additional income tax and $114.3 million in penalties and interest. The 2014 to 2018 periods are still under audit and we have not yet received any Notices of Amended Assessments relative to those periods. A total of $98.8 million in tax has been prepaid in relation to the Audit Period, which is consistent with ATO procedural audit practice.

We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position if the matter progresses to litigation. However, if we are not successful, we will be required to pay some or all of the additional income tax, accrued interest and penalties, including potential additional amounts relating to the 2014 to 2018 periods. To that end, we are engaged in ongoing discussions with the ATO to resolve the dispute for the entire Audit Period. Given the stage of those discussions, during the three and nine months ended March 31, 2021, we recorded $395.9 million of gross unrecognized tax benefits, including $53.3 million of accrued

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

interest and penalties, associated with the ATO audits for the Audit Period. This amount reflects our estimate of the potential tax liability and is subject to change. If recognized, we estimate that approximately $254.8 million, of unrecognized tax benefits would affect our effective tax rate, which represents the $395.9 million of gross unrecognized tax benefits noted previously, adjusted for tax credits and deductions of $141.1 million. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The timing and resolution of the ATO audits are inherently uncertain, and the amounts we might ultimately pay, if any, upon resolution of issues raised by the ATO may differ materially from the amounts accrued. Although it is expected that the amount of unrecognized tax benefits may change in the next 12 months, an estimate of the range of the possible change cannot be made.

(7)      Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months Ended March 31,
	2021	2020
Balance at the beginning of the period	$21,132	$19,625
Warranty accruals for the period	11,521	10,879
Warranty costs incurred for the period	(11,253)	(9,620)
Foreign currency translation adjustments	1,566	(1,650)
Balance at the end of the period	$22,966	$19,234

(8)      Debt

Debt consisted of the following (in thousands):

	March 31, 2021	June 30, 2020
Short-term debt	$12,000	$12,000
Deferred borrowing costs	(10)	(13)
Short-term debt, net	11,990	11,987
	-
Long-term debt	$722,000	$1,168,000
Deferred borrowing costs	(2,954)	(3,867)
Long-term debt, net	$719,046	$1,164,133
Total debt	$731,036	$1,176,120

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
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At March 31, 2021, the interest rate that was being charged on the outstanding principal amounts was 1.0%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of March 31, 2021, we had $1.5 billion available for draw down under the revolving credit facility.

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as LIBOR plus the spreads described above, its carrying amount is equivalent to its fair value as at March 31, 2021 and June 30, 2020, which was $234.0 million and $680.0 million, respectively. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

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

Under the terms of the Note Purchase Agreement, we agreed to customary covenants including with respect to our corporate existence, transactions with affiliates, and mergers and other extraordinary transactions. We also agreed that, subject to limited exceptions, we will maintain a ratio of consolidated funded debt to consolidated EBITDA (as defined in the Note Purchase Agreement) of no more than 3.50 to 1.00 as of the last day of any fiscal quarter, and will not at any time permit the amount of all priority secured and unsecured debt of us and our subsidiaries to exceed 10% of our consolidated tangible assets, determined as of the end of our most recently ended fiscal quarter. This ratio is calculated at the end of each reporting period for which the Note Purchase Agreement requires us to deliver financial statements, using the results of the 12 consecutive month period ending with such reporting period.

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of March 31, 2021, the Senior Notes have a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $519.3 million. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

At March 31, 2021, we were in compliance with our debt covenants and there was $734.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.

(9)      Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and restricted stock units.

The calculation of diluted weighted average shares for the three months ended March 31, 2021 excluded 857,799 potentially dilutive common shares because we reported a net loss.

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings (loss) per share were 225,580 and 267,556 for the three months ended March 31, 2021 and 2020, respectively, and 200,341 and 128,789 for the nine months ended March 31, 2021 and 2020, respectively as the effect would have been anti-dilutive.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Basic and diluted earnings (loss) per share are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(78,481)	$163,137	$279,405	$443,839
Denominator:
Basic weighted-average common shares outstanding	145,513	144,638	145,217	144,112
Effect of dilutive securities:
Stock options and restricted stock units	-	1,042	1,177	1,378
Diluted weighted average shares	145,513	145,680	146,394	145,490
Basic earnings (loss) per share	$(0.54)	$1.13	$1.92	$3.08
Diluted earnings (loss) per share	$(0.54)	$1.12	$1.91	$3.05

(10)      Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business.  While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Taxation Matters

We are under audit by the ATO in three different cycles: tax years 2009 to 2013, tax years 2014 to 2017 and tax year 2018. Please refer to note 6 – Income Taxes, where we have provided an update in relation to this tax dispute in accordance with ASC 740 Income Taxes.

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

During the nine months ended March 31, 2021 and March 31, 2020, receivables sold with limited recourse were $112.2 million and $99.8 million, respectively. As of March 31, 2021, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $26.5 million and $7.9 million, respectively. As of June 30, 2020, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $22.8 million and $6.6 million, respectively.

(11)      Restructuring Expenses

In November 2020, we closed our Portable Oxygen Concentrator business, which was part of the Sleep and Respiratory Care segment. During the nine months ended March 31, 2021, we recognized restructuring expenses of $13.9 million primarily related to inventory write-downs of $5.2 million, accelerated amortization of acquired intangible assets of $5.1 million, asset impairments of $2.3 million, employee-related costs of $0.7 million and contract cancellation costs of $0.6 million. Of the total expense recognized during nine months ended March 31, 2020, the inventory write-down of $5.2 million is presented within cost of sales and the remaining $8.7 million in restructuring costs is separately disclosed as restructuring expenses on the condensed consolidated statements of operations. The restructure was substantially completed as of March 31, 2021 and we do not expect to incur additional material expenses in connection with this activity in the future.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and nine months ended March 31, 2021. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.

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

We are committed to ongoing investment in research and development and product enhancements. During the three months ended March 31, 2021, we invested $55.9 million on research and development activities, which represents 7.3% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.

We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).

During the three months ended March 31, 2021, our net revenue was consistent with the three months ended March 31, 2020. Gross margin was 58.2% for the three months ended March 31, 2021 compared to 58.4% for the three months ended March 31, 2020. Diluted loss per share was $0.54 for the three months ended March 31, 2021, compared to diluted earnings per share of $1.12 for the three months ended March 31, 2020. Unrecognized tax benefits as described at note 6 – Income Taxes impacted our diluted loss per share by $1.74 per share for the three months ended March 31, 2021.

At March 31, 2021, our cash and cash equivalents totaled $230.6 million, our total assets were $4.6 billion and our stockholders’ equity was $2.7 billion.

In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we provide certain financial information on a “constant currency” basis, which is in addition to the actual financial information presented. In order to calculate our constant currency information, we translate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. However, constant currency measures should not be considered in isolation or as an alternative to U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

During the three months ended March 31, 2021, we did not observe material incremental demand for our ventilator devices and masks associated with the COVID-19 pandemic. Although there is still substantial uncertainty, we believe the global demand for ventilators and other respiratory support devices, used to treat COVID-19 patients, has largely been met. As such, we do not expect material COVID-19-generated demand for our ventilator products for the remainder of the fiscal year ending June 30, 2021.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Net Revenue

Net revenue for the three months ended March 31, 2021 decreased to $768.8 million from $769.5 million for the three months ended March 31, 2020, a decrease of $0.7 million or consistent on a percentage basis (a 3% decrease on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the three months ended March 31, 2021 compared to March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$192,897	$196,497	(2)%
Masks and other	209,984	197,052	7
Total Sleep and Respiratory Care	$402,881	$393,549	2
Software as a Service	93,836	89,560	5
Total	$496,717	$483,109	3
Combined Europe, Asia and other markets
Devices	$172,838	$195,038	(11)%	(18)%
Masks and other	99,212	91,308	9	0
Total Sleep and Respiratory Care	$272,050	$286,346	(5)	(13)
Global revenue
Devices	$365,735	$391,535	(7)%	(10)%
Masks and other	309,196	288,360	7	4
Total Sleep and Respiratory Care	$674,931	$679,895	(1)	(4)
Software as a Service	93,836	89,560	5	5
Total	$768,767	$769,455	(0)	(3)

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue from our Sleep and Respiratory Care business for the three months ended March 31, 2021 was $674.9 million, a decrease of 1% compared to net revenue for the three months ended March 31, 2020. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $23.1 million for the three months ended March 31, 2021. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended March 31, 2021 decreased by 4% compared to the three months ended March 31, 2020. The decrease in net revenue was primarily attributable to a decrease in unit sales of our devices, including as a result of decreased COVID-19-related demand for our ventilators, partially offset by an increase in unit sales of our masks.

Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the three months ended March 31, 2021 increased to $402.9 million from $393.5 million for the three months ended March 31, 2020, an increase of $9.3 million or 2%. The increase was primarily due to an increase in unit sales of our masks, partially offset by a decrease in unit sales of our devices.

Net revenue in combined Europe, Asia and other markets decreased for the three months ended March 31, 2021 to $272.1 million from $286.3 million for the three months ended March 31, 2020, a decrease of $14.3 million or 5% (a 13% decrease on a constant currency basis). The constant currency decrease in sales in combined Europe, Asia and other markets predominantly reflects a decrease in unit sales of our devices, including as a result of decreased COVID-19-related demand for our ventilators, partially offset by an increase in unit sales of our masks.

Net revenue from devices for the three months ended March 31, 2021 decreased to $365.7 million from $391.5 million for the three months ended March 31, 2020, a decrease of $25.8 million or 7%, including a decrease of 2% in the U.S., Canada and Latin America and a decrease of 11% in combined Europe, Asia and other markets (a 18% decrease on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended March 31, 2021 decreased by 10%.

Net revenue from masks and other for the three months ended March 31, 2021 increased to $309.2 million from $288.4 million for the three months ended March 31, 2020, an increase of $20.8 million or 7%, including an increase of 7% in the U.S., Canada and Latin America and an increase of 9% in combined Europe, Asia and other markets (consistent with the prior year on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 4%, compared to the three months ended March 31, 2020.

Software as a Service

Net revenue from our SaaS business for the three months ended March 31, 2021 was $93.8 million, an increase of 5% compared to the three months ended March 31, 2020. The increase was predominantly due to continued growth in resupply service offerings.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020

Net Revenue

Net revenue for the nine months ended March 31, 2021 increased to $2,320.7 million from $2,186.7 million for the nine months ended March 31, 2020, an increase of $134.1 million or 6% (a 4% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the nine months ended March 31, 2021 compared to March 31, 2020 (in thousands):

	Nine Months Ended March 31,
	2021	2020	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$595,287	$586,907	1%
Masks and other	637,507	584,901	9
Total Sleep and Respiratory Care	$1,232,794	$1,171,808	5
Software as a Service	277,813	263,156	6
Total	$1,510,607	$1,434,964	5
Combined Europe, Asia and other markets
Devices	$536,856	$509,274	5%	(1)%
Masks and other	273,259	242,431	13	6
Total Sleep and Respiratory Care	$810,115	$751,705	8	2
Global revenue
Devices	$1,132,143	$1,096,181	3%	0%
Masks and other	910,766	827,332	10	8
Total Sleep and Respiratory Care	$2,042,909	$1,923,513	6	4
Software as a Service	277,813	263,156	6	6
Total	$2,320,722	$2,186,669	6	4

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue from our Sleep and Respiratory Care business for the nine months ended March 31, 2021 was $2,042.9 million, an increase of 6% compared to net revenue for the nine months ended March 31, 2020. Movements in international currencies against the U.S. dollar positively impacted net revenues by approximately $47.7 million for the nine months ended March 31, 2021. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the nine months ended March 31, 2021 increased by 4% compared to the nine months ended March 31, 2020. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks.

Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the nine months ended March 31, 2021 increased to $1,232.8 million from $1,171.8 million for the nine months ended March 31, 2020, an increase of $61.0 million or 5%. The increase was primarily due to an increase in unit sales of our masks.

Net revenue in combined Europe, Asia and other markets increased for the nine months ended March 31, 2021 to $810.1 million from $751.7 million for the nine months ended March 31, 2020, an increase of $58.4 million or 8% (a 2% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices and masks, partially offset by decreased COVID-19-related demand for our ventilators.

Net revenue from devices for the nine months ended March 31, 2021 increased to $1,132.1 million from $1,096.2 million for the nine months ended March 31, 2020, an increase of $36.0 million or 3%, including an increase of 1% in the U.S., Canada and Latin America and an increase of 5% in combined Europe, Asia and other markets (a 1% decrease on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the nine months ended March 31, 2021 were consistent with the nine months ended March 31, 2020.

Net revenue from masks and other for the nine months ended March 31, 2021 increased to $910.8 million from $827.3 million for the nine months ended March 31, 2020, an increase of $83.4 million or 10%, including an increase of 9% in the U.S., Canada and Latin America and an increase of 13% in combined Europe, Asia and other markets (a 6% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 8%, compared to the nine months ended March 31, 2020.

Software as a Service

Net revenue from our SaaS business for the nine months ended March 31, 2021 was $277.8 million, an increase of 6% compared to the nine months ended March 31, 2020. The increase was predominantly due to continued growth in resupply service offerings.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit and Gross Margin

Gross profit decreased for the three months ended March 31, 2021 to $447.3 million from $449.7 million for the three months ended March 31, 2020, a decrease of $2.4 million or 1%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended March 31, 2021 was 58.2% compared to 58.4% for the three months ended March 31, 2020.

The decrease in gross margin for the three months ended March 31, 2021 compared to three months ended March 31, 2020 was due primarily to additional manufacturing costs associated with our new Singapore site commencing operations during the quarter, higher freight costs and geographic mix changes, partially offset by lower amortization of acquired intangibles.

Gross profit increased for the nine months ended March 31, 2021 to $1,348.4 million from $1,268.4 million for the nine months ended March 31, 2020, an increase of $80.0 million or 6%. Gross margin for the nine months ended March 31, 2021 was 58.1% compared to 58.0% for the nine months ended March 31, 2020.

The increase in gross margin for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 was due primarily to favorable product mix, foreign currency movements and lower amortization of acquired intangibles, partially offset by restructuring expense of $5.2 million associated with inventory write-downs following the closure of the POC business.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased for the three months ended March 31, 2021 to $160.4 million from $172.4 million for the three months ended March 31, 2020, a decrease of $12.0 million or 7%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $7.0 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended March 31, 2021 decreased by 11% compared to the three months ended March 31, 2020. As a percentage of net revenue, selling, general, and administrative expenses were 20.9% for the three months ended March 31, 2021, compared to 22.4% for the three months ended March 31, 2020.

The constant currency decrease in selling, general, and administrative expenses was primarily due to decreases in travel, marketing and bad debt expenses during the three months ended March 31, 2021 compared to three months ended March 31, 2020.

Selling, general, and administrative expenses decreased for the nine months ended March 31, 2021 to $488.9 million from $511.3 million for the nine months ended March 31, 2020, a decrease of $22.4 million or 4%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $13.5 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the nine months ended March 31, 2021 decreased by 7% compared to the nine months ended March 31, 2020. As a percentage of net revenue, selling, general, and administrative expenses were 21.1% for the nine months ended March 31, 2021, compared to 23.4% for the nine months ended March 31, 2020.

The constant currency decrease in selling, general, and administrative expenses was primarily due to decreases in travel, marketing and bad debt expenses during the nine months ended March 31, 2021 compared to nine months ended March 31, 2020.

Research and Development Expenses

Research and development expenses increased for the three months ended March 31, 2021 to $55.9 million from $51.4 million for the three months ended March 31, 2020, an increase of $4.5 million, or 9%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $3.0 million for the three months ended March 31, 2021, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 3% compared to the three months ended March 31, 2020. As a percentage of net revenue, research and development expenses were 7.3% for the three months ended March 31, 2021, compared to 6.7% for the three months ended March 31, 2020.

The increase in research and development expenses in constant currency terms was primarily due to increased investment in our digital health technologies and SaaS solutions.

Research and development expenses increased for the nine months ended March 31, 2021 to $165.4 million from $149.4 million for the nine months ended March 31, 2020, an increase of $16.0 million, or 11%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $5.3 million for the nine months ended March 31, 2021, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 7% compared to the nine months ended March 31, 2020. As a percentage of net revenue, research and development expenses were 7.1% for the nine months ended March 31, 2021, compared to 6.8% for the nine months ended March 31, 2020.

The increase in research and development expenses in constant currency terms was primarily due to increased investment in our digital health technologies and SaaS solutions.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended March 31, 2021 totaled $7.4 million compared to $8.3 million for the three months ended March 31, 2020. Amortization of acquired intangible assets for the nine months ended March 31, 2021 totaled $23.4 million compared to $21.9 million for the nine months ended March 31, 2020.

Restructuring Expenses

In November 2020, we closed our POC business, which was part of the Sleep and Respiratory Care segment. During the nine months ended March 31, 2021, we recognized restructuring expenses of $13.9 million primarily related to inventory write-downs of $5.2 million, accelerated amortization of acquired intangible assets of $5.1 million, asset impairments of $2.3 million, employee-related costs of $0.7 million and contract cancellation costs of $0.6 million. Of the total expense recognized during the nine months ended March 31, 2021, the inventory write-down of $5.2 million is presented within cost of sales and the remaining $8.7 million in restructuring costs is separately disclosed as restructuring expenses on the condensed consolidated statements of operations. We do not expect to incur additional expenses in connection with this activity in the future.

Total Other Income (Loss), Net

Total other income (loss), net for the three months ended March 31, 2021 was a loss of $5.4 million compared to a loss of $25.8 million for the three months ended March 31, 2020. The decrease was partially due to a decrease in interest expense to $5.9 million for the three months ended March 31, 2021 compared to $10.0 million for the three months ended March 31, 2020. Additionally, we recognized an unrealized gain of $4.7 million on our marketable and non-marketable equity securities for the three months ended March 31, 2021, whereas during the three months ended March 31, 2020, we recorded an impairment of $9.1 million on our non-marketable equity securities. We also recorded losses attributable to equity method investments for the three months ended March 31, 2021 of $5.0 million compared to $5.3 million for the three months ended March 31, 2020. The losses attributable to equity method investments relate to our joint venture with Verily, which is accounted for using the equity method, whereby we recognize our share of the joint venture’s losses.

Total other income (loss), net for the nine months ended March 31, 2021 was a loss of $17.6 million compared to a loss of $65.4 million for the nine months ended March 31, 2020. The decrease was partially due to a decrease in interest expense to $18.6 million for the nine months ended March 31, 2021 compared to $31.2 million for the nine months ended March 31, 2020. Additionally, we recognized an unrealized gain of $9.4 million on our marketable and non-marketable securities for the nine months ended March 31, 2021, whereas during the nine months ended March 31, 2020, we recorded an impairment of $14.5 million on our non-marketable equity securities. We also recorded lower losses attributable to equity method investments for the nine months ended March 31, 2021 of $9.9 million compared to $19.1 million for the nine months ended March 31, 2020. The losses attributable to equity method investments relate to our joint venture with Verily, which is accounted for using the equity method, whereby we recognize our share of the joint venture’s losses.

Income Taxes

Our effective income tax rate for the three and nine months ended March 31, 2021 was 136.0% and 56.6%, respectively, as compared to 14.9% and 14.8% for the three and nine months ended March 31, 2020, respectively. The increase to our effective tax rate was primarily the result of an increase in unrecognized tax benefits as outlined below.

Excluding the impact of the unrecognized tax benefit, our effective income tax rate for the three and nine months ended March 31, 2021 was 19.1% and 17.1%, respectively. The increase in our effective tax rate, excluding the impact of the unrecognized tax benefit, was due to the geographic mix of earnings and lower windfall tax benefits related to the vesting or settlement of employee share-based awards, which reduced our income tax expense by $0.6 million and $12.6 million for the three and nine months ended March 31, 2021, respectively, as compared to $2.4 million and $24.8 million for the three and nine months ended March 31, 2020, respectively.

We are under audit by the Australian Taxation Office (the “ATO”) for the years 2009 to 2018 (the “Audit Period”). The audits primarily involve a transfer pricing dispute in which the ATO asserts we should have paid additional Australian taxes on income derived from our Singapore operations. The ATO issued Notices of Amended Assessments for the tax years 2009 to 2013 seeking a total of $266.0 million, consisting of $151.7 million in additional income tax and $114.3 million in penalties and interest. The 2014 to 2018 periods are still under audit and we have not yet received any Notices of Amended Assessments relative to those periods. A total of $98.8 million in tax has been prepaid in relation to the Audit Period, which is consistent with ATO procedural audit practice.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position if the matter progresses to litigation. However, if we are not successful, we will be required to pay some or all of the additional income tax, accrued interest and penalties, including potential additional amounts relating to the 2014 to 2018 periods. To that end, we are engaged in ongoing discussions with the ATO to resolve the dispute for the entire Audit Period. Given the stage of those discussions, during the three and nine months ended March 31, 2021, we recorded $395.9 million of gross unrecognized tax benefits, including $53.3 million of accrued interest and penalties, associated with the ATO audits for the Audit Period. This amount reflects our estimate of the potential tax liability and is subject to change. If recognized, we estimate that approximately $254.8 million of unrecognized tax benefits would affect our effective tax rate, which represents the $395.9 million of gross unrecognized tax benefits noted previously, adjusted for tax credits and deductions of $141.1 million. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The timing and resolution of the ATO audits are inherently uncertain, and the amounts we might ultimately pay, if any, upon resolution of issues raised by the ATO may differ materially from the amounts accrued. Although it is expected that the amount of unrecognized tax benefits may change in the next 12 months, an estimate of the range of the possible change cannot be made.

Our Singapore operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. As a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable, effective as of the year ended June 30, 2018. Therefore, future repatriation of cash held by our non-U.S. subsidiaries, if any, will generally not be subject to U.S. federal tax.

Net Income (Loss) and Earnings (Loss) per Share

As a result of the factors above, our net loss for the three months ended March 31, 2021 was $78.5 million compared to net income of $163.1 million for the three months ended March 31, 2020, a decrease of 148%. Our net income for the nine months ended March 31, 2021 was $279.4 million compared to net income of $443.8 million for the nine months ended March 31, 2020, a decrease of 37%.

Our diluted loss per share for the three months ended March 31, 2021 was $0.54 per diluted share compared to diluted earnings per share of $1.12 for the three months ended March 31, 2020, a decrease of 148%. Our diluted earnings per share for the nine months ended March 31, 2021 was $1.91 per diluted share compared to $3.05 for the nine months ended March 31, 2020, a decrease of 37%. Unrecognized tax benefits as described at note 6 – Income Taxes impacted our diluted loss per share for the three months ended March 31, 2021 and diluted earnings per share for the nine months ended March 31, 2021 by $1.74 per share.

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

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
GAAP Net revenue	$768,767	$769,455	$2,320,722	$2,186,669
Add back: Deferred revenue fair value adjustment	-	-	-	2,102
Non-GAAP revenue	$768,767	$769,455	$2,320,722	$2,188,771

GAAP Cost of sales	$321,509	$319,793	$972,319	$918,256
Less: Amortization of acquired intangibles	(10,924)	(12,136)	(34,066)	(37,623)
Less: Restructuring - cost of sales	-	-	(5,232)	-
Non-GAAP cost of sales	$310,585	$307,657	$933,021	$880,633

GAAP gross profit	$447,258	$449,662	$1,348,403	$1,268,413
GAAP gross margin	58.2%	58.4%	58.1%	58.0%
Non-GAAP gross profit	$458,182	$461,798	$1,387,701	$1,308,138
Non-GAAP gross margin	59.6%	60.0%	59.8%	59.8%

The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles, restructuring expense associated with the closure of the POC business, deferred revenue fair value adjustments applied in the purchase accounting for previous business combinations and litigation settlement expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
GAAP income from operations	$223,426	$217,500	$662,040	$586,412
Amortization of acquired intangibles - cost of sales	10,924	12,136	34,066	37,623
Amortization of acquired intangibles - operating expenses	7,445	8,272	23,377	21,872
Restructuring - cost of sales	-	-	5,232	-
Restructuring - operating expenses	-	-	8,673	-
Deferred revenue fair value adjustment	-	-	-	2,102
Litigation settlement expenses	-	-	-	(600)
Non-GAAP income from operations	$241,795	$237,908	$733,388	$647,409

The measure “non-GAAP net income” is equal to GAAP net income (loss) once adjusted for amortization of acquired intangibles (net of tax), reserve for disputed tax positions, restructuring expense associated with the closure of the POC (net of tax), (gain) loss on marketable equity securities, fair value adjustments recognized on non-marketable equity securities, deferred revenue fair value adjustments applied in the purchase accounting for previous business combinations (net of tax) and litigation settlement expenses (net of tax). The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
GAAP net income (loss)	$(78,481)	$163,137	$279,405	$443,839
Amortization of acquired intangibles - cost of sales, net of tax	8,395	9,287	26,136	28,765
Amortization of acquired intangibles - operating expenses, net of tax	5,721	6,330	17,936	16,723
Reserve for disputed tax positions	254,776	-	254,776	-
Restructuring - cost of sales, net of tax	-	-	4,663	-
Restructuring - operating expenses, net of tax	-	-	7,730	-
(Gain) loss on equity investments	-	-	(8,476)	-
Fair value impairment of investment	-	9,100	-	9,100
Deferred revenue fair value adjustment, net of tax	-	-	-	1,610
Litigation settlement expenses, net of tax	-	-	-	(528)
Non-GAAP net income	$190,411	$187,854	$582,170	$499,509
GAAP diluted shares outstanding	145,513	145,680	146,394	145,490
Anti-dilutive shares excluded from GAAP	858	-	-	-
Non-GAAP diluted shares outstanding	146,371	145,680	146,394	145,490
GAAP diluted earnings (loss) per share	$(0.54)	$1.12	$1.91	$3.05
Non-GAAP diluted earnings per share	$1.30	$1.29	$3.98	$3.43

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 2021 and June 30, 2020, we had cash and cash equivalents of $230.6 million and $463.2 million, respectively. In response to the uncertainty associated with the COVID-19 pandemic, we had previously increased our cash and cash equivalents position by drawing down from our Revolving Credit Agreement. As we have not observed a significant impact to our cash flows due the pandemic, we have reduced our cash and cash equivalents and accordingly repaid our Revolving Credit Agreement. Working capital was $589.6 million and $920.7 million at March 31, 2021 and June 30, 2020, respectively. As of March 31, 2021, we had $0.7 billion of borrowings compared to $1.2 billion of borrowings at June 30, 2020. As of March 31, 2021, we had $1.5 billion available for draw down under the revolver credit facility and a combined total of $1.7 billion in cash and available liquidity under the revolving credit facility. We believe that cash generated from operations and available borrowings under our credit facility will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond.

As of March 31, 2021 and June 30, 2020, our cash and cash equivalent balances held within the United States amounted to $42.6 million and $158.8 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2021 and June 30, 2020, were $188.0 million and $304.4 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

During the year ended June 30, 2018, as a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million which was payable over the proceeding eight years. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated.

Inventories at March 31, 2021 were $484.1 million, an increase of $67.1 million or 16% from the June 30, 2020 balance of $416.9 million. The increase in inventories was required to respond to additional complexity and elongation of our supply chain resulting from ongoing COVID-19 impacts.

Accounts receivable at March 31, 2021 were $525.0 million, an increase of $50.4 million or 11% compared to the June 30, 2020, balance of $474.6 million. Accounts receivable days outstanding of 60 days at March 31, 2021, were lower than days outstanding of 65 days at June 30, 2020. Our allowance for doubtful accounts as a percentage of total accounts receivable at March 31, 2021, was 5.9%, compared to 5.7% at June 30, 2020.

We recognize right-of-use assets and lease liabilities on the balance sheet for all operating leases except those that meet the definition of a short-term lease. As of March 31, 2021 and June 30, 2020, our right-of-use assets were $128.8 million and $118.3 million, respectively and our lease liabilities were $137.8 million and $123.1 million, respectively.

During the nine months ended March 31, 2021, we generated cash of $510.2 million from operations compared to $472.0 million for the nine months ended March 31, 2020. The increase in cash generated from operations during the nine months ended March 31, 2021, as compared to the nine months ended March 31, 2020 was primarily due to the increase in operating profit, partially offset by the increase in working capital driven by higher inventory levels. Movements in foreign currency exchange rates during the nine months ended March 31, 2021, had the effect of increasing our cash and cash equivalents by $18.3 million, as reported in U.S. dollars.

We have temporarily suspended our share repurchase program due to acquisitions, and more recently, as a response to the COVID-19 pandemic. Accordingly, we did not repurchase any shares during the three and nine months ended March 31, 2021 and 2020. In addition, during the nine months ended March 31, 2021 and 2020, we paid dividends to holders of our common stock totaling $169.9 million and $168.6 million, respectively.

Capital expenditures for the nine months ended March 31, 2021 and 2020, amounted to $74.8 million and $77.4 million, respectively. The capital expenditures for the nine months ended March 31, 2021, primarily reflected investment in production tooling, equipment and machinery, and computer hardware and software. At March 31, 2021, our balance sheet reflects net property, plant and equipment of $455.1 million compared to $417.3 million at June 30, 2020.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

Details of contractual obligations at March 31, 2021, are as follows (in thousands):

		Payments Due by March 31,
	Total	2022	2023	2024	2025	2026	Thereafter
Debt	$734,000	$12,000	$12,000	$210,000	$-	$-	$500,000
Interest on debt	122,274	20,602	20,602	17,048	16,725	16,725	30,572
Operating leases	130,293	26,835	22,487	16,709	12,936	10,937	40,389
Purchase obligations	547,101	546,028	576	497	-	-	-
Total	$1,533,668	$605,465	$55,665	$244,254	$29,661	$27,662	$570,961

Details of other commercial commitments at March 31, 2021, are as follows (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2022	2023	2024	2025	2026	Thereafter
Standby letter of credit	$17,162	$3,759	$47	$480	$-	$-	$12,876
Guarantees*	5,813	2,266	75	62	73	36	3,301
Total	$22,975	$6,025	$122	$542	$73	$36	$16,177

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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). On March 31, 2021, the interest rate that was being charged on the outstanding principal amounts was 1.0%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of March 31, 2021, we had $1.5 billion available for draw down under the revolving credit facility.

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

Under the terms of the Note Purchase Agreement, we agreed to customary covenants including with respect to our corporate existence, transactions with affiliates, and mergers and other extraordinary transactions. We also agreed that, subject to limited exceptions, we will maintain a ratio of consolidated funded debt to consolidated EBITDA (as defined in the Note Purchase Agreement) of no more than 3.50 to 1.00 as of the last day of any fiscal quarter, and will not at any time permit the amount of all priority secured and unsecured debt of us and our subsidiaries to exceed 10% of our consolidated tangible assets, determined as of the end of our most recently ended fiscal quarter. This ratio is calculated at the end of each reporting period for which the Note Purchase Agreement requires us to deliver financial statements, using the results of the 12 consecutive month period ending with such reporting period.

On March 31, 2021, we were in compliance with our debt covenants and there was a total of $734.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Common Stock

Since the inception of our share repurchase programs and through March 31, 2021, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions, and more recently, as a response to the COVID-19 pandemic. Accordingly, we did not repurchase any shares during the three and nine months ended March 31, 2021 and 2020. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings (loss) per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At March 31, 2021, 12.9 million additional shares can be repurchased under the approved share repurchase program.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk

Our reporting currency is the U.S. dollar, although the financial statements of our non-U.S. subsidiaries are maintained in their respective local currencies. We transact business in various foreign currencies, including a number of major European currencies as well as the Australian and Singapore dollars. We have significant foreign currency exposure through our Australian and Singapore manufacturing activities and our international sales operations. We have established a foreign currency hedging program using purchased currency options and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The goal of this hedging program is to economically manage the financial impact of foreign currency exposures predominantly denominated in euros, Australian dollars and Singapore dollars. Under this program, increases or decreases in our foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not enter into financial instruments for trading or speculative purposes. The foreign currency derivatives portfolio is recorded in the condensed consolidated balance sheets at fair value and included in other assets or other liabilities. All movements in the fair value of the foreign currency derivatives are recorded within other income, net, on our condensed consolidated statements of operations.

The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of March 31, 2021 (in thousands):

	U.S.		Canadian	Chinese
	Dollar	Euro	Dollar	Yuan
	(USD)	(EUR)	(CAD)	(CNY)
AUD Functional:
Assets	477,966	90,639	-	19,615
Liability	(348,159)	(122,920)	-	(602)
Foreign Currency Hedges	(130,000)	-	-	(24,417)
Net Total	(193)	(32,281)	-	(5,404)
USD Functional:
Assets	-	-	22,290	-
Liability	-	(442)	(2,546)	-
Foreign Currency Hedges	-	-	(15,909)	-
Net Total	-	(442)	3,835	-
SGD Functional:
Assets	553,939	96,503	-	886
Liability	(242,185)	(62,948)	-	-
Foreign Currency Hedges	(275,000)	-	-	-
Net Total	36,754	33,555	-	886

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at March 31, 2021. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	March 31, 2021	June 30, 2020
AUD/USD
Contract amount	130,000	-	130,000	(5,271)	-
Ave. contractual exchange rate	AUD 1 = USD 0.7936		AUD 1 = USD 0.7936
AUD/Euro
Contract amount	46,974	23,487	70,461	2,312	886
Ave. contractual exchange rate	AUD 1 = Euro 0.6239	AUD 1 = Euro 0.6700	AUD 1 = Euro 0.6385
SGD/Euro
Contract amount	41,102	-	41,102	170	126
Ave. contractual exchange rate	SGD 1 = Euro 0.6353	-	SGD 1 = Euro 0.6353
SGD/USD
Contract amount	275,000	-	275,000	(1,852)	(183)
Ave. contractual exchange rate	SGD 1 = USD 0.7489		SGD 1 = USD 0.7489
AUD/CNY
Contract amount	24,417	-	24,417	321	(161)
Ave. contractual exchange rate	AUD 1 = CNY 4.9450		AUD 1 = CNY 4.9450
USD/CAD
Contract amount	15,909	-	15,909	(1,305)	(83)
Ave. contractual exchange rate	USD 1 = CAD 1.3695		USD 1 = CAD 1.3695

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At March 31, 2021, we held cash and cash equivalents of $230.6 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At March 31, 2021, there was $234.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three and nine months ended March 31, 2021, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

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

Item 1A      Risk Factors

The discussion of our business and operations should be read together with the risk factors and contained in our annual report on Form 10-K for the fiscal year ended June 30, 2020, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of March 31, 2021, there have been no further material changes to such risk factors, except as follows:

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

We are under audit by the Australian Taxation Office (the “ATO”) for the years 2009 to 2018 (the “Audit Period”). The audits primarily involve a transfer pricing dispute in which the ATO asserts we should have paid additional Australian taxes on income derived from our Singapore operations. The ATO issued Notices of Amended Assessments for the tax years 2009 to 2013 seeking a total of $266.0 million, consisting of $151.7 million in additional income tax and $114.3 million in penalties and interest. The 2014 to 2018 periods are still under audit and we have not yet received any Notices of Amended Assessments relative to those periods. A total of $98.8 million in tax has been prepaid in relation to the Audit Period, which is consistent with ATO procedural audit practice.

We do not agree with the ATO’s assessments and continue to believe we are more likely than not to be successful in defending our position if the matter progresses to litigation. However, if we are not successful, we will be required to pay some or all of the additional income tax, accrued interest and penalties, including potential additional amounts relating to the 2014 to 2018 periods. To that end, we are engaged in ongoing discussions with the ATO to resolve the dispute for the entire Audit Period. Given the stage of those discussions, during the three and nine months ended March 31, 2021, we recorded $395.9 million of gross unrecognized tax benefits, including $53.3 million of accrued interest and penalties, associated with the ATO audits for the Audit Period. This amount reflects our estimate of the potential tax liability and is subject to change. If recognized, we estimate that approximately $254.8 million of unrecognized tax benefits would affect our effective tax rate, which represents the $395.9 million of gross unrecognized tax benefits noted previously, adjusted for tax credits and deductions of $141.1 million. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The timing and resolution of the ATO audits are inherently uncertain, and the amounts we might ultimately pay, if any, upon resolution of issues raised by the ATO may differ materially from the amounts accrued. Although it is expected that the amount of unrecognized tax benefits may change in the next 12 months, an estimate of the range of the possible change cannot be made

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds

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

We temporarily suspended our share repurchase program due to recent acquisitions, and more recently, as a response to the COVID-19 pandemic. As a result, we did not repurchase any shares during the three months ended March 31, 2021. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. At March 31, 2021, 12.9 million additional shares can be repurchased under the approved share repurchase program.

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
101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on April 29, 2021, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

We have authorized the persons whose signatures appear below to sign this report on our behalf, in accordance with the Securities Exchange Act of 1934.

April 29, 2021

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)